Form 10QSB
period 1997-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 1997-06-16
CIK 946581

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from __________to__________


                         Commission File Number 0-29230

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.

DELAWARE                                                    51-0350842
(State of incorporation or organization       (IRS Employer Identification No.)

575 Broadway,  New York, NY                                    10012
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (212) 941-2988

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No__

As of June 13, 1997, there were 7,847,455 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

               TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARY
                          QUARTER ENDED APRIL 30, 1997

                                  FORM 10-QSB

                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet - As of April 30, 1997 (unaudited)

          Consolidated Statements of Operations - For the three months ended April 30, 1996 and 1997 and the six months ended April 30, 1996 and 1997 (unaudited)

          Consolidated Statements of Cash Flows - For the six months ended April 30, 1996 and 1997 (unaudited)

          Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 6.   Exhibits and Reports on Form 8-K

Item 1.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARY
Consolidated Balance Sheet
As of April 30, 1997 (unaudited)

                                    ASSETS:                                 April 30,1997
                                                                              (unaudited)
Current assets:
     Cash and cash equivalents                                               $  6,151,486
     Accounts receivable, net                                                   1,814,431
     Inventories                                                                  239,104
     Prepaid royalties                                                            791,250
                                                                             ------------
          Total current assets                                                  8,996,271
Fixed assets, net                                                                 743,736
Capitalized software development costs, net                                     2,502,441
Intangibles, net                                                                2,795,795
Other assets                                                                       93,816
                                                                             ------------
          Total assets                                                       $ 15,132,059
                                                                             ============
                     LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
     Current portion of note payable, net of discount                        $    100,503
     Current portion of notes payable due to related parties,
      net of discount                                                             477,824
     Line of credit, current portion                                              123,498
     Accounts payable                                                             796,160
     Accrued expenses                                                           1,440,280
     Due to stockholders                                                          641,164
     Due to related party                                                          15,900
     Advances-principally distributors                                          1,050,450
                                                                             ------------
          Total current liabilities                                             4,645,779
Note payable, net of current portion and discount                                 161,137
Line of credit                                                                    123,499
Notes payable due to related parties, net of discount                           1,335,013
                                                                             ------------
          Total liabilities                                                     6,265,428
                                                                             ------------
Stockholders' equity:
     Preferred stock - Class A; $1.00 par value; 317 shares authorized,
       issued and outstanding                                                         317
     Common stock, par value $.01 per share; 15,000,000 shares authorized;
       7,607,455 shares issued and outstanding                                     76,074
Additional paid-in capital                                                     10,689,166
     Deferred compensation                                                        (25,875)
     Accumulated deficit                                                       (1,873,051)
                                                                             ------------
          Total stockholders' equity                                            8,866,631
                                                                             ------------
          Total liabilities and stockholders' equity                         $ 15,132,059
                                                                             ============

The accompanying notes are an integral part of the consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARY
Consolidated  Statements of Operations
For the three months ended April 30, 1996 and 1997 and the six months ended April 30, 1996 and 1997 (unaudited)

                                                                     Three Months Ended April 30,       Six Months Ended April 30,
                                                                     ----------------------------       --------------------------
                                                                         1996            1997              1996             1997
                                                                     ----------------------------       --------------------------
                                                                             (unaudited)                      (unaudited)

Net sales                                                            $ 3,802,194      $ 2,760,075      $ 4,330,468      $ 7,770,570
Cost of sales                                                          2,046,412        1,424,842        2,339,570        3,576,966
                                                                     -----------      -----------      -----------      -----------
           Gross profit                                                1,755,782        1,335,233        1,990,898        4,193,604
                                                                     -----------      -----------      -----------      -----------

Operating expenses:
     Research and development costs                                      112,107          313,368          372,402          600,939
     Selling and marketing                                               934,576          890,687        1,221,140        2,455,546
     General and administrative                                          416,286          446,838          783,603          966,901
     Depreciation and amortization                                        52,188          149,873          104,375          303,445
                                                                     -----------      -----------      -----------      -----------
           Total operating expenses                                    1,515,157        1,800,766        2,481,520        4,326,831
                                                                     -----------      -----------      -----------      -----------
           Income (loss) from operations                                 240,625         (465,533)        (490,622)        (133,227)
Interest expense (income)                                                    (32)         178,983              (72)         473,137
                                                                     -----------      -----------      -----------      -----------
           Income (loss) before foreign withholding taxes                240,657         (644,516)        (490,550)        (606,364)
Provision for income taxes                                                14,626            3,000           23,182           17,992
                                                                     -----------      -----------      -----------      -----------
           Net income (loss)                                             226,031         (647,516)        (513,732)        (624,356)
Preferred dividends                                                       (4,383)        (104,735)          (8,766)        (109,118)
                                                                     -----------      -----------      -----------      -----------
           Net income (loss) attributable to common
             stockholders'                                           $   221,648      $  (752,251)     $  (522,498)     $  (733,474)
                                                                     ===========      ===========      ===========      ===========

Per share data:
     Primary:
           Weighted average common shares outstanding                  6,771,064        6,810,650        6,771,064        6,790,857
                                                                     ===========      ===========      ===========      ===========
           Net income (loss) per share                               $       .03      $      (.11)     $      (.08)     $      (.11)
                                                                     ===========      ===========      ===========      ===========
     Fully diluted:
           Weighted average common shares outstanding                  6,771,064        6,833,647        6,771,064        6,802,356
                                                                     ===========      ===========      ===========      ===========
           Net income (loss) per share                               $       .03      $      (.11)     $      (.08)     $      (.11)
                                                                     ===========      ===========      ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

               TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARY
                      Consolidated Statements of Cash Flows
          For the six months ended April 30, 1996 and 1997 (unaudited)

                                                                                                        Six Months Ended April 30,
                                                                                                        --------------------------
                                                                                                           1996            1997
                                                                                                        ------------   -----------
                                                                                                                (unaudited)
Cash flows from operating activities:
     Net loss                                                                                        $  (513,732)       $  (624,356)
     Adjustment to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                                   104,375            303,445
         Provision for bad debts and return allowances                                                   130,668               --
         Amortization of deferred compensation                                                              --                8,625
         Amortization of loan discounts                                                                     --              338,090
         Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                                                  (441,628)        (1,060,971)
            Decrease (increase) in capitalized software development costs                                278,236           (395,331)
            Decrease (increase) in prepaid royalties                                                      38,167           (506,250)
            Decrease (increase) in other assets                                                            5,227             27,308
            Decrease (increase) in inventories                                                          (172,345)            40,279
            Increase (decrease) in accounts payable                                                      235,593             82,267
            Increase (decrease) in accrued expenses                                                      100,367            955,839
            Increase (decrease) in advances                                                             (273,456)           244,613
            Increase (decrease) in due to stockholders                                                    25,183             19,575
                                                                                                     -----------        -----------
                Net cash used in operating activities                                                   (483,345)          (566,867)
                                                                                                     -----------        -----------

Cash flows from investing activities:
     Purchase of fixed assets                                                                            (76,218)            (5,833)
     Additional royalty payment in connection with the Mission Acquisition                                  --             (245,177)
                                                                                                     -----------        -----------
                Net cash used in investing activities                                                    (76,218)          (251,010)
                                                                                                     -----------        -----------

Cash flows from financing activities:
     Issuance of stock in connection with a private placement, net of stock
         issuance costs of $60,000                                                                       192,000               --
     Issuance of stock and warrants in connection with initial public offering,
         net of stock issuance costs of $1,755,698                                                          --            6,428,302
     Proceeds from line of credit                                                                        100,428
     Proceeds from exercise of stock options                                                                 750               --
     Principal payments on note payable                                                                     --              (50,561)
     Principal payments on short term 1996 financing                                                        --               (8,000)
     Other                                                                                                 1,000               --
                                                                                                     -----------        -----------
                Net cash provided by financing activities                                                294,178          6,369,741
                                                                                                     -----------        -----------

                Net increase (decrease) in cash for the period                                          (265,385)         5,551,864
Cash and cash equivalents, beginning of the period                                                       493,446            599,622
                                                                                                     -----------        -----------
                Cash and cash equivalents, end of the period                                         $   228,061        $ 6,151,486
                                                                                                     ===========        ===========

The Company declared dividends to the holders of the preferred stock which
     is included in accrued expenses                                                                                     $   35,064
                                                                                                                        ===========

The Company accrued an additional amount relating to the purchase of
     Mission Studios Corporation                                                                                         $  814,478
                                                                                                                        ===========

The accompanying notes are an integral part of the consolidated financial statements.

               TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements

  (Information at April 30, 1997 and for the six and three month periods ended
                      April 30, 1996 and 1997 is unaudited)

1.  Organization:

Take-Two Interactive Software, Inc. and its wholly owned subsidiary, Mission Studios Corporation (the "Company") designs, develops, publishes and markets interactive software games for use on multimedia personal computer and video game console platforms. The Company's interactive software games are sold primarily in the United States, Europe and Asia. The Company delivers game titles to consumers mainly through distribution and licensing arrangements.

2.  Significant Accounting Policies and Transactions:

Basis of Presentation

The interim unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its Registration Statement on Form SB-2. All intercompany balances and transactions have been eliminated. The interim unaudited consolidated financial statements reflect adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary for a fair presentation of the results of operations for the periods presented. Revenues and net income
(loss) for any interim period are not necessarily indicative of the results for a full year.

Net Income (Loss) per Share

In April 1997, the Company consummated an initial public offering of 1,600,000 shares of common stock and 1,840,000 common stock purchase warrants (including 240,000 warrants exercised pursuant to an over-allotment option). The proceeds from the offering were $6,428,302, net of discounts and commissions and offering expenses of $1,755,698. In connection with the initial public offering, the Board of Directors voted to increase the aggregate number of shares that the Company is authorized to issue to 20,000,317 shares, consisting of 15,000,000 shares of common stock, par value of $.01 per share, 317 shares of Class A Preferred Stock and 5,000,000 shares of Preferred Stock which can be issued in one or more series.

Net income (loss) per share has been computed in accordance with Accounting Principles Board Opinion No. 15 ("APB No. 15") and is based on the net income
(loss) for the period divided by the weighted average number of shares of common stock and common stock equivalents outstanding during the period using the treasury stock method. APB No. 15 requires that the weighted average number of shares outstanding exclude the number of common shares issuable upon the exercise of outstanding options and warrants and the conversion of preferred stock if such inclusion would be anti-dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, equity securities, including options and warrants, issued at prices below the public offering price of $5.00 during the 12-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented, including years that have losses where the impact of the incremental shares is anti-dilutive.

3.  Stock Options

In February 1997, the holder of the Class B Preferred Stock elected to convert all outstanding shares into 409,791 shares of common stock. As an inducement to enter into such agreement, the Company issued warrants to purchase 38,747 shares of Common Stock at an exercise price of $2.41 per share. Approximately, $100,000 has been recorded as an additional dividend for the three and six month period ended April 30, 1997, and is reflected in the earnings per share computations for such periods.

Concurrent with the initial public offering, options to purchase an aggregate of 390,000 shares were granted at exercise prices ranging from $5.00 to $5.50 to various employees and officers of the Company.

4.  Agreements

In February 1997, the Company entered into an agreement pursuant to which the Company granted a distributor the exclusive right to sell PC versions of Black Dahlia and JetFighter Full Burn by means of retail and OEM distribution in Europe, Iceland, the countries of the former USSR, the Middle East, Africa and India. The agreement provides for the Company to receive 70% of net receipts from retail sales and 50% of net receipts less the cost of sales from OEM arrangements. The distributor has agreed to pay the Company aggregate advances of approximately $1,240,000, of which $512,000 has been received to date, which advances are recoupable against product sales. Under the agreement, the Company is responsible for providing finished products but may elect to subcontract the manufacturing and warehousing of its products to the distributor at cost plus a management fee of 10% of such cost. The agreement requires the Company to localize its products (subject to the distributor's approval) for use in Germany, France and any other countries requested to provide all end-user technical support. The agreement has a term of three years with respect to each product.

The Company also entered into an agreement with the same distributor in December 1996 for the distribution of the Company's products in the United States and Canada. The agreement obligates the distributor to provide the Company with advances in the aggregate amount of $2,950,000, subject to the completion of specified stages of product development, of which $825,000 has been received to date.

In September 1996, the Company acquired all of the outstanding capital stock of Mission in consideration of $860,000 in cash, the issuance of 182,923 shares of Common Stock (valued at $440,000), two promissory notes in the aggregate principal amount of $667,750 and an additional payment of 40% of net profit, as defined, of Jetfighter III. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Mission are included in the Company's consolidated financial statements as of the date of acquisition. For the three and six month period ended April 30, 1997, approximately $354,000 and $814,000, respectively, was accrued for additional consideration owed to the former shareholder of Mission Studios Corporation in connection with the acquisition.

5.  Recently Issued Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ( "SFAS 121"). SFAS 121 requires that an impairment loss be recognized for long-lived assets and certain identifiable intangibles when the carrying amounts of these assets may not be recoverable. The adoption of SFAS 121 in fiscal 1997 did not have a material impact on the Company's results of operations or financial position.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting For Stock-Based Compensation." The statement allows companies to measure compensation costs in connection with employee stock compensated plans using a fair value based method or to continue to use an intrinsic-value based method, which generally does not result in compensation cost. The Company currently plans to continue using the intrinsic-value based method.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". The statement establishes standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. This statement will eliminate the presentation of primary EPS and will require the presentation of basic EPS (the principal difference being that common stock equivalents will not be considered in the computation of basic EPS). It will also require the presentation of diluted EPS which will give effect to all dilutive potential common shares that were outstanding during the period. The Company has not determined the effect of Statement No. 128 on the Company's EPS.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information About Capital Structure". Under SFAS No. 129, an entity shall explain, in summary form within the financial statements, the pertinent rights and privileges of the various securities outstanding. This standard is effective for financial statement periods ending after December 15, 1997.

6. Legal Proceedings

In January 1997, Navarre Corporation filed a lawsuit in the District Court of Hennepin County, Minnesota against the Company alleging that the Company breached a distribution agreement by failing to remit monies for product returns and marketing charges. The Plaintiff is seeking $317,209 in damages. The Company has filed an answer denying such allegations and requesting that the court dismiss the complaint. While the Company believes that it has meritorious defenses to such action and intends to vigorously defend this lawsuit, there can be no assurance that such action will be resolved in a manner favorable to the Company.

7. Subsequent Events

In May 1997, the Company received $1,044,000 from the Underwriter's exercise of its over-allotment option of 240,000 additional shares of Common Stock, net of discounts and commissions of $156,000.

In May 1997, the Company leased computer equipment for the development of software titles. The lease extends to April 30, 2000, under which the Company pays $5,842 per month.

In June 1997, the Company entered into a non-binding letter of intent with Inventory Management Systems, Inc. and Creative Alliance Group, Inc., companies engaged in the wholesale distribution of interactive software games. The letter of intent contemplates that the Company would acquire all of the issued and outstanding capital stock of such companies in consideration of the issuance of 900,000 shares of common stock. The acquisition is subject to certain conditions, including the approval of the Company's Board of Directors, and will be treated as a pooling of interests.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements which are not historical facts contained in this Quarterly Report are forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any forward looking statement.

The Company's business operates on a low-margin basis and the Company has achieved limited profitability for the year ended October 31, 1996. Operating expenses have increased and will increase significantly in connection with the Company's proposed product acquisition, development and marketing activities. Accordingly, the Company's future profitability will depend on corresponding increases in revenues from operations. Any competitive, technological or other factor adversely affecting the introduction or sale of interactive software products could have a material adverse effect on the Company's future operating results. The Company incurred net losses for the six month and three month periods ended April 30, 1997. Based on the seasonality of its business, the timing of product releases and its current level of expenses, the Company anticipates that it will incur losses for the nine months ended July 31, 1997.

Three Months Ended April 30, 1996 Compared to Three Months Ended April 30, 1997

Net sales decreased by $1,042,119, or 27.4%, from $3,802,194 for the three months ended April 30, 1996 to $2,760,075 for the three months ended April 30, 1997. The decrease in net sales was primarily attributable to the successful release of the best-seller Ripper during the three months ended April 30, 1996. Net sales for the three months ended April 30, 1997 did not include sales from new releases of premiere products.

Cost of sales decreased by $621,570, or 30.4%, from $2,046,412 for the three months ended April 30, 1996 to $1,424,842 for the three months ended April 30, 1997. This decrease is primarily attributable to the decline in net sales for the three months ended April 30, 1997. Cost of sales as a percentage of net sales remained relatively consistent between the three months ended April 30, 1996 and the three months ended April 30, 1997.

Research and development costs increased by $201,261, or 179.5%, from $112,107 for the three months ended April 30, 1996 to $313,368 for the three months ended April 30, 1997. This increase is primarily attributable to increased staffing and related expenses associated with the development of the Company's software technologies and the Mission acquisition.

Selling and marketing expenses decreased by $43,889, or 4.7%, from $934,576 for the three months ended April 30, 1996 to $890,687 for the three months ended April 30, 1997. The decrease was primarily due to sales commissions incurred on the release of Ripper and Maximum Roadkill during the three months ended April 30, 1996. Sales commissions were not incurred on products released in the three months ended April 30, 1997.

General and administrative expenses increased by $30,552, or 7.3%, from $416,286 for the three months ended April 30, 1996 to $446,838 for the three months ended April 30, 1997. This increase is primarily attributable to the Company's increase in salary, rent, and professional fees associated with the Company's expanded operations.

Depreciation and amortization expense increased by $97,685, or 187.2%, from $52,188 for the three months ended April 30, 1996 to $149,873 for the three months ended April 30, 1997. Amortization of intangible assets that resulted from the Mission acquisition accounted for $88,845 of this increase.

Interest expense of $178,983 for the three months ended April 30, 1997 resulted primarily from a private placement of debt securities. See "Liquidity and Capital Resources."

Income taxes are attributable to withholdings on certain foreign licensing agreements. The decrease in foreign withholding taxes of $11,626, or 79.5% from $14,626 for the three months ended April 30, 1996 to $3,000 for the three months ended April 30, 1997 was due to a decrease in net sales attributable to such agreements.

As a result of the foregoing, the Company achieved net income of $226,031 for the three months ended April 30, 1996, as compared to a net loss of $647,516 for the three months ended April 30, 1997.

Six Months Ended April 30, 1996 Compared to Six Months Ended April 30, 1997

Net sales increased by $3,440,102, or 79.4%, from $4,330,468 for the six months ended April 30, 1996 to $7,770,570 for the six months ended April 30, 1997. This growth in net sales was primarily due to the successful release of Jetfighter III in November 1996, which sold in excess of 150,000 units worldwide, and Jetfighter III Campaign Disk and Callahan's Crosstime Saloon released in April 1997.

Cost of sales increased by $1,237,396, or 52.9%, from $2,339,570 for the six months ended April 30, 1996 to $3,576,966 for the six months ended April 30, 1997. The dollar increase was primarily a result of royalties incurred due to the release of Jetfighter III. Cost of sales as a percentage of net sales decreased to 46.0% for the six months ended April 30, 1997 from 54.0% for the six months ended April 30, 1996. The decrease was primarily due to the reduction in the unit cost of manufacturing and developing Jetfighter III as compared to the unit cost of manufacturing Ripper which was released in the six months ended April 30, 1996.

Research and development costs increased by $228,537, or 61.4%, from $372,402 for the six months ended April 30, 1996 to $600,939 for the six months ended April 30, 1997. This increase is primarily attributable to increased staffing and related expenses associated with the development of the Company's software technologies. Approximately $137,000 of this increase is directly related to research and development costs associated with Mission Studios.

Selling and marketing expenses increased by $1,234,406, or 101.1%, from $1,221,140 for the six months ended April 30, 1996 to $2,455,546 for the six months ended April 30, 1997. The dollar increase was primarily a result of distribution fees and marketing costs incurred in the six months ended April 30, 1997 in connection with the Company's distribution agreement for Jetfighter III.

General and administrative expenses increased by $183,298, or 23.4%, from $783,603 for the six months ended April 30, 1996 to $966,901 for the six months ended April 30, 1997. This increase is primarily the result of $150,000 paid to an Officer of the Company in consideration of his covenant not to compete. General and administrative expenses as a percentage of net sales decreased to 12.4% for the six months ended April 30, 1997 from 18.1% for the six months ended April 30, 1996 due to the increase in net sales.

Depreciation and amortization expense increased by $199,070, or 190.7%, from $104,375 for the six months ended April 30, 1996 to $303,445 for the six months ended April 30, 1997. Amortization of intangible assets that resulted from the Mission acquisition accounted for $181,775 of this increase.

Interest expense of $473,137 for the three months ended April 30, 1997 resulted primarily from the a private placement of debt securities. See "Liquidity and Capital Resources."

Income taxes are attributable to withholdings on certain foreign licensing agreements. The decrease in foreign withholding taxes of $5,190, or 22.4% from $23,182 for the six months ended April 30, 1996 to $17,992 for the six months ended April 30, 1997 was due to a decrease in net sales attributable to such agreements.

As a result of the foregoing, the Company incurred a net loss of $624,356 for the six months ended April 30, 1997, as compared to a net loss of $513,732 for the six months ended April 30, 1996.

Liquidity and Capital Resources

The Company's primary capital requirements have been and will continue to be to fund the acquisition, development and commercialization of its proposed software products. The Company has historically financed its operations through advances made by distributors, the issuance of debt and equity securities and bank borrowings. At April 30, 1997, the Company had working capital of $4,350,492.

Net cash used in operating activities for the six months ended April 30, 1997 was $566,867 as compared to $483,345 for the six months ended April 30, 1996. The increase in cash used was primarily attributable to an increase in accounts receivable, capitalized software development costs and prepaid royalties offset by an increase in accrued expenses and distributor advances. Net cash provided by financing activities for the six months ended April 30, 1997 was $6,369,741 as compared to net cash provided by financing activities of $294,178 for the six months ended April 30, 1996. The increase in cash provided was primarily due to the receipt of the proceeds of the initial public offering. At April 30, 1997, the Company had cash and cash equivalents of $6,151,486.

In April 1997, the Company completed an initial public offering of 1,600,000 shares of common stock and 1,840,000 common stock purchase warrants (including 240,000 warrants exercised pursuant to the over-allotment option). The Company received $6,428,302 from the offering, net of discounts, commissions and expenses of the offering of $1,755,698. In addition, in May 1997, the Company received $1,044,000 from the Underwriter's exercise of its over-allotment option of 240,000 additional shares of Common Stock, net of costs of $156,000.

In September 1996, the Company consummated a private placement pursuant to which it issued (i) $2,088,539 principal amount of promissory notes and (ii) five-year warrants to purchase 417,234 shares of Common Stock at an exercise price of $.01 per share. Subsequent to April 30, 1997, the Company repaid $376,356 of the principal amount of the notes together with interest at the annual rate of 2% above prime and intends to repay $146,964 principal amount of the notes in June 1997. The remaining outstanding principal balance of the notes ($1,565,180) bears interest at the rate of 14% per annum and is payable on May 14, 1998. For the six months ended April 30, 1997, the Company incurred a non-recurring charge of $332,457 relating to the warrants issued in such financing.

The Company's accounts receivable, less allowance for doubtful accounts and product returns, at April 30, 1997, were $1,814,431. Of the Company's accounts receivable at April 30, 1997, approximately $199,500 is due from Acclaim Entertainment, Inc., a distributor, and remains outstanding at June 15,

1997. The Company believes that it will collect this balance, although there can be no assurance that it will be able to do so. Delays in collection or uncollectibility of accounts receivable could have a material adverse effect on the Company's liquidity and working capital position.

As of the date hereof, the Company has no material commitments for capital expenditures.

Fluctuations in Operating Results and Seasonality

The Company's operating results vary significantly from period to period as a result of purchasing patterns of potential customers, the timing of new product introductions by the Company and its competitors, product returns, marketing and research and development expenditures and pricing. Sales of the Company's products are seasonal, with peak product shipments typically occurring in the fourth calendar quarter (the Company's first fiscal quarter), depending upon the timing of product releases, as a result of increased demand for products during the year-end holiday season.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In January 1997, Navarre Corporation filed a lawsuit in the District Court of Hennepin County, Minnesota against the Company alleging that the Company breached a distribution agreement by failing to remit monies for product returns and marketing charges. The Plaintiff is seeking $317,209 in damages. The Company has filed an answer denying such allegations and requesting that the court dismiss the complaint. While the Company believes that it has meritorious defenses to such action and intends to vigorously defend this lawsuit, there can be no assurance that such action will be resolved in a manner favorable to the Company.

Item 2.  Changes in Securities

In February 1997, the Company issued options to purchase 38,746 shares of Common Stock at an exercise price of $2.41 per share.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

               Exhibit 11 - Statement of Computation of Earnings Per Share

               Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed during the three months ended April 30, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Take-Two Interactive Software, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Take-Two Interactive Software, Inc.



By: /s/ Ryan A Brant                                       Dated: June 16, 1997
    --------------------------------
Ryan A. Brant
Chief Executive Officer