Form 10-Q
period 1997-07-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 1997-09-15
CIK 946581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________to__________


                         Commission File Number 0-29230

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.

DELAWARE                                       51-0350842
(State of incorporation or organization)       (IRS Employer Identification No.)

575 Broadway,  New York, NY                    10012
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code    (212) 941-2988

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

As of September 9, 1997, there were 9,195,043 shares of the registrant's Common Stock outstanding.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                           QUARTER ENDED JULY 31, 1997

                                   FORM 10-QSB

                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet - As of July 31, 1997 (unaudited)                                                1

           Consolidated Statements of Operations - For the three months ended
           July 31, 1996 and 1997 and the nine months ended July 31, 1996 and
           1997 (unaudited)                                                                                            2

           Consolidated Statements of Cash Flows -  For the nine months ended July 31, 1996 and 1997 (unaudited)       3

           Notes to Unaudited Consolidated Financial Statements                                                        4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of  Operations                     10

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                          14

Item 2.    Changes in Securities                                                                                      14

Item 6.    Exhibits and Reports on Form 8-K                                                                           14

Item 1.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Balance Sheet
As of July 31, 1997 (unaudited)
================================================================================

                               ASSETS:                                                   July 31, 1997
                                                                                        --------------
                                                                                          (unaudited)
Current assets:
      Cash and cash equivalents                                                          $  3,769,544
      Accounts receivable, net of allowances of $633,076                                    3,038,095
      Inventories                                                                             456,022
      Prepaid royalties                                                                     1,286,444
      Due from stockholder                                                                     43,279
      Prepaids & other current assets                                                         279,033
                                                                                         ------------
           Total current assets                                                             8,872,417

Fixed assets, net                                                                           1,304,735
Capitalized software development costs, net                                                 3,394,305
Intangibles, net                                                                            7,280,182
Other assets                                                                                   62,923
                                                                                         ------------
           Total assets                                                                  $ 20,914,562
                                                                                         ============

                 LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
      Current portion of notes payable, net of discount                                  $    553,101
      Current portion of notes payable due to related parties, net of discount                149,748
      Current portion of capital lease obligation                                             153,328
      Line of credit, current portion                                                         870,309
      Accounts payable                                                                      2,576,657
      Accrued expenses                                                                      1,631,131
      Due to stockholders                                                                     132,178
      Due to related party                                                                     15,150
      Advances-principally distributors                                                     1,120,895
                                                                                         ------------
           Total current liabilities                                                        7,202,497

Note payable, net of current portion and discount                                             384,367
Line of credit                                                                                123,499
Notes payable due to related parties, net of discount                                       1,386,169
Capital lease obligation, net of current portion                                              346,549
                                                                                         ------------
           Total liabilities                                                                9,443,081
                                                                                         ------------

Stockholders' equity:
      Preferred stock - Class A; $1.00 par value; 317 shares authorized,
        issued and outstanding                                                                    317
      Common stock, par value $.01 per share; 15,000,000 shares authorized;
        9,180,043 shares issued and outstanding                                                91,800
      Additional paid-in capital                                                           14,664,754
      Deferred compensation                                                                   (21,563)
      Accumulated deficit                                                                  (3,263,827)
                                                                                         ------------
           Total stockholders' equity                                                      11,471,481
                                                                                         ------------
           Total liabilities and stockholders' equity                                    $ 20,914,562
                                                                                         ============



The accompanying notes are an integral part of the consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended July 31, 1996 and 1997 and
the nine months ended July 31, 1996 and 1997 (unaudited)
================================================================================

                                                          Three Months Ended July 31,       Nine Months Ended July 31,
                                                          ----------------------------    ----------------------------
                                                              1996            1997            1996            1997
                                                          ------------    ------------    ------------    ------------
                                                                 (unaudited)                        (unaudited)

Net sales                                                 $    545,423    $  2,843,146    $  5,629,757    $ 12,480,137
Cost of sales                                                  353,668       2,749,467       3,287,419       7,701,026
                                                          ------------    ------------    ------------    ------------
         Gross profit                                          191,755          93,679       2,342,338       4,779,111
                                                          ------------    ------------    ------------    ------------

Operating expenses:
    Research and development costs                             133,742         289,064         506,144         890,003
    Selling and marketing                                      171,435         235,084       1,434,215       2,734,494
    General and administrative                                 415,869         774,149       1,279,388       1,816,942
    Depreciation and amortization                               56,443         186,353         169,344         494,572
                                                          ------------    ------------    ------------    ------------
         Total operating expenses                              777,489       1,484,650       3,389,091       5,936,011
                                                          ------------    ------------    ------------    ------------
         Income (loss) from operations                        (585,734)     (1,390,971)     (1,046,753)     (1,156,900)
Interest expense (income)                                       17,589         129,560          35,487         600,599
                                                          ------------    ------------    ------------    ------------
         Income (loss) before foreign withholding taxes       (603,323)     (1,520,531)     (1,082,240)     (1,757,499)
Provision for income taxes                                       1,054             112          24,236          18,104
                                                          ------------    ------------    ------------    ------------
         Net income (loss)                                    (604,377)     (1,520,643)     (1,106,476)     (1,775,603)
Preferred dividends                                             (4,383)             --         (13,149)       (109,118)
Distributions paid to S corporation shareholders                    --          (1,637)             --        (202,092)
                                                          ------------    ------------    ------------    ------------
         Net income (loss) attributable to common
           stockholders'                                  $   (608,760)   $ (1,522,280)   $ (1,119,625)   $ (2,086,813)
                                                          ============    ============    ============    ============

Per share data:
    Primary:
         Weighted average common shares outstanding          7,671,064       8,766,719       7,671,064       8,049,478
                                                          ============    ============    ============    ============
         Net income (loss) per share                      $       (.08)   $       (.17)   $       (.15)   $       (.26)
                                                          ============    ============    ============    ============
    Fully diluted:
         Weighted average common shares outstanding          7,671,064       8,766,719       7,671,064       8,057,143
                                                          ============    ============    ============    ============
         Net income (loss) per share                      $       (.08)   $       (.17)   $       (.15)   $       (.26)
                                                          ============    ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
          For the nine months ended July 31, 1996 and 1997 (unaudited)
================================================================================

                                                                                 Nine Months Ended July 31,
                                                                                 --------------------------
                                                                                     1996           1997
                                                                                 -----------    -----------
                                                                                        (unaudited)
Cash flows from operating activities:
    Net income (loss )                                                           $(1,106,476)   $(1,775,603)
    Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                  169,344        494,572
      Provision for bad debts and return allowances                                                 300,000
      Amortization of deferred compensation                                           12,938         12,938
      Amortization of loan discounts                                                                412,974
      Changes in operating assets and liabilities:
      Issuance of compensatory stock                                                  15,000
         Decrease (increase) in accounts receivable                                  412,570     (2,238,812)
         Decrease (increase) in capitalized software development costs                32,408     (1,287,197)
         Decrease (increase) in prepaid royalties                                   (157,083)      (993,250)
         Decrease (increase) in other assets                                          15,419         21,430
         Decrease (increase) in inventories                                         (168,627)        58,293
         Decrease (increase) in due from related company                            (113,293)       113,000
         Increase (decrease) in accounts payable                                     420,205      1,557,751
         Increase (decrease) in accrued expenses                                      54,763        152,610
         Increase (decrease) in advances                                             124,053        315,058
         Increase (decrease) in due to/from stockholders                            (118,064)        75,920
                                                                                 -----------    -----------
           Net cash used in operating activities                                    (406,843)    (2,780,316)
                                                                                 -----------    -----------


Cash flows from investing activities:
    Purchase of fixed assets                                                        (122,113)       (45,129)
    GameTek acquisition                                                                            (100,000)
    Additional royalty payment in connection with the Mission Acquisition                          (764,588)
                                                                                 -----------    -----------
           Net cash used in investing activities                                    (122,113)      (909,717)
                                                                                 -----------    -----------

Cash flows from financing activities:
    Issuance of stock in connection with a private placement, net of stock           192,000
      issuance costs of $60,000
    Issuance of stock and warrants, net of stock issuance costs of $1,952,774         45,000      7,431,226
    Proceeds (repayments) under the line of credit                                   (31,303)        35,653
    Proceeds from exercise of stock options                                              750            260
    Repayment of capital lease obligations                                                          (28,295)
    Principal payments on note payable                                                (8,529)       (60,965)
    Principal payments on short term 1996 financing                                                (373,572)
    Dividends and distributions                                                      (31,233)      (237,092)
                                                                                 -----------    -----------
           Net cash provided by financing activities                                 166,685      6,767,215
                                                                                 -----------    -----------

           Net increase (decrease) in cash for the period                           (362,271)     3,077,182
Cash and cash equivalents, beginning of the period                                   536,198        692,362
                                                                                 -----------    -----------
Cash and cash equivalents, end of the period                                     $   173,927    $ 3,769,544
                                                                                 ===========    ===========



The Company acquired equipment under a capital lease obligation                  $    17,040    $   505,088
                                                                                 ===========    ===========

The Company accrued an additional amount relating to the purchase of
    Mission Studios Corporation                                                                 $   814,478
                                                                                                ===========



The accompanying notes are an integral part of the consolidated financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
     (Information at July 31, 1997 and for the three and nine month periods ended July 31, 1996 and 1997 is unaudited)

1.  Organization:

Take-Two Interactive Software, Inc. and its wholly owned subsidiaries (the "Company") designs, develops, publishes, markets and distributes interactive software games for use on multimedia personal computer and video game console platforms. The Company's interactive software games are sold primarily in the United States, Europe and Asia. The Company delivers game titles to consumers primarily through distribution and licensing arrangements.


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

In May 1997, the Underwriter purchased 240,000 shares of common stock pursuant to an over-allotment option. The proceeds were $1,002,924, net of discounts and commissions and offering expenses of $197,076.

Net income (loss) per share has been computed in accordance with Accounting Principles Board Opinion (APB) No. 15 and is based on the net income (loss) for the period divided by the weighted average number of shares of common stock and common stock equivalents outstanding during the period using the treasury stock method. APB No. 15 requires that the weighted average number of shares outstanding exclude the number of common shares issuable upon the exercise of outstanding options and warrants and the conversion of preferred stock if such inclusion would be anti-dilutive. For periods prior to the initial public offering, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, equity securities, including options and warrants, issued at prices below the public offering price of $5.00 during the 12-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented, including years that have losses where the impact of the incremental shares is anti-dilutive.

Foreign Currency Translation

The functional currency for the Company's foreign operations is the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using quarter or year-end exchange rates for assets and liabilities and average quarterly exchange rates for revenue and expense accounts. Adjustments resulting from translation are included as a separate component of stockholders' equity.


3.  Business Acquisitions

On July 29, 1997, the Company acquired all the outstanding stock of GameTek UK Limited, now known as Take-Two Interactive Software Europe Limited ("Take-Two Europe"), and Alternative Reality Technologies, Inc. ("ART"), and certain software games including Dark Colony, The Quivering and The Reap. Take-Two Europe is in the business of distributing computer software games in Europe and other international markets and ART is a developer of computer software games. The total cost of the acquisition was $5,226,057, consisting of a cash payment of $100,000, promissory notes in the amount of $700,000, issuance of 406,553 restricted shares of common stock valued at $3,000,000, assumption of net liabilities of $1,376,897 and direct transaction costs of $48,162. A Form 8-K has been filed on August 13, 1997 with the Securities and Exchange Commission in connection with the acquisition. The allocation of the cost of the acquisition, financial statements of GameTek UK Limited, and unaudited proforma information will be filed by amendment within 60 days of the date the Form 8-K was filed.

The acquisition described above has been accounted for as a purchase transaction in accordance with APB No. 16 and accordingly, the results of operations and financial position of the acquisition is included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated on a preliminary basis pending a final determination of the fair value of the acquired assets.

On July 31, 1997, the Company acquired all the outstanding stock of Inventory Management Systems, Inc. ("IMSI") and Creative Alliance Group, Inc. ("CAG"). IMSI and CAG are engaged in the wholesale distribution of interactive software games. To effect the acquisition, all of the outstanding shares of common stock of each of IMSI and CAG were converted into an aggregate of 900,000 shares of restricted common stock of the Company. The acquisition has been accounted for as a pooling of interests in accordance with APB No. 16 and accordingly, the accompanying financial statements have been restated to include the results of operations and financial position of IMSI and CAG for all periods presented prior to the merger.

Prior to July 31, 1997, IMSI and CAG were S corporations. Distributions of $202,092 were paid to the S corporation shareholders prior to the acquisition.

Separate results of the combining entities for the nine months ended July 31, 1996 and 1997 are as follows:

                                 Nine Months ended     Nine Months Ended
                                   July 31, 1996         July 31, 1997
                                   -------------         ------------
Total Revenues:
   Take-Two                        $  4,555,652          $  8,763,075
   IMSI & CAG                         1,074,105             3,717,062
                                   ------------          ------------
                                   $  5,629,757          $ 12,480,137
                                   ============          ============

Net income (loss)
   Take-Two                        $ (1,143,167)         $ (2,220,752)
   IMSI & CAG                            36,691               445,149
                                   ------------          ------------
                                   $ (1,106,476)         $ (1,775,603)
                                   ============          ============




4. Agreements

In July 1997, the Company entered into two distribution agreements with GameTek, Inc., which granted to the Company the right to distribute computer software and related imagery for use on the Nintendo Gameboy portable console (the "Gameboy Distribution Agreement") and the Wheel of Fortune and Jeopardy! games for use on the N64 console game system (the "Jeopardy Distribution Agreement").

Pursuant to the Gameboy Distribution Agreement, the Company was granted the exclusive right to sell and distribute Wheel of Fortune - German Edition, Pinball Deluxe, Race Days and Humans in certain European countries for a period commencing on July 29, 1997 and ending on the third anniversary of the release of the first computer software game, but in no event later than July 28, 2001. In consideration for such rights, the Company has agreed to pay to GameTek, Inc. the cost of manufacturing, shipping and insuring the games, $.15 per game unit and all royalties payable by GameTek, Inc. to third parties in respect of each such game. Upon expiration of the Gameboy Distribution Agreement, provided such termination was not as a result of a breach or default by the Company, the Company is permitted to continue to sell existing inventories for a six-month period.

Pursuant to the Jeopardy Distribution Agreement, the Company was granted the exclusive worldwide right to sell and distribute Wheel of Fortune and Jeopardy! for use on the Nintendo N64 game system for a period commencing on July 29, 1997 and ending on the August 31, 1998. However, if GameTek, Inc. is able to obtain an extension of its license for these games, then the term shall extend through the last day of any such extension. In consideration of such rights, the Company has agreed to pay to GameTek, Inc. the cost of manufacturing and shipping the games, a per game unit royalty payment (the "GameTek Share"), and all royalties payable by GameTek, Inc. to third parties in respect of each such game. The Company also agreed to pay to GameTek, Inc. a minimum aggregate GameTek Share with respect to the first two game titles released, subject to certain reductions and set-offs, $450,000 of which was paid upon the execution of the agreement. Such amount may be recouped in the event GameTek, Inc. is unable to obtain an extension of its license for Wheel of Fortune and Jeopardy! or the Company's incurring more than $150,000 in advertising, marketing, promotion and sales support for the software. Upon expiration of the Jeopardy Distribution Agreement, provided such termination was not as a result of a breach or default by the Company, the Company is permitted to continue to sell existing inventories for a six-month period.

In February 1997, the Company entered into an agreement pursuant to which the Company granted a distributor the exclusive right to sell PC versions of Black Dahlia and JetFighter Full Burn by means of retail and OEM distribution in Europe, Iceland, the countries of the former USSR, the Middle East, Africa and India. The agreement provides for the Company to receive 70% of net receipts from retail sales and 50% of net receipts less the cost of sales from OEM arrangements. The distributor has agreed to pay the Company aggregate advances of approximately $1,240,000, of which $512,000 has been received to date. Under the agreement, the Company is responsible for providing finished products but may elect to subcontract the manufacturing and warehousing of its products to the distributor at cost plus a management fee of 10% of such cost. The agreement requires the Company to localize its products (subject to the distributor's approval) for use in Germany, France and any other countries requested and to provide all end-user technical support. The agreement has a term of three years with respect to each product.

The Company also has an agreement with the same distributor entered into in December 1996 (which was amended in July 1997) for the distribution of certain of the Company's products in the United States and Canada. The agreement obligates the distributor to provide the Company with advances in the aggregate amount of $2,625,000, subject to the completion of specified stages of product development, of which $1,225,000 has been received to date.


5. Promissory Notes Payable

In connection with the purchase of Take-Two Europe, ART and certain software games (See Note 3), the Company issued an unsecured promissory note in the amount of $500,000 payable in two equal annual installments of $250,000 on July 29, 1998 and July 29, 1999, and bears interest at a rate of 8% per annum, payable quarterly. In addition, the Company issued a promissory note in the amount of $200,000 which is payable on September 15, 1997.


6. Line of Credit

In December 1996, Take-Two Europe entered into a line-of-credit agreement which provides for up to 500,000 pounds sterling (approximately $819,000) of short-term financing. Any amounts taken against this line-of-credit bear interest at the rate of 2.25% over Barclays Bank base rate per annum (9.0% as of July 31, 1997). Interest is payable quarterly. Borrowings under the line-of-credit are collateralized by the receivables of Take-Two Europe. Take-Two Europe's accounts receivable balances must at all times be at least twice the amount outstanding on the line-of-credit. The line-of-credit is cancelable and repayable upon demand. The Company has classified the line-of-credit as current. The available credit under this facility is approximately 175,000 pounds sterling at July 31, 1997.

In February 1997, IMSI entered into a line-of-credit agreement which provides for up to $250,000 of short-term financing. Any amounts taken against this line-of-credit bear interest at Crestar's prime rate plus a margin of .5% per annum (9.0% as of July 31, 1997). Borrowings under the line-of-credit are collateralized by all the assets of IMSI. The agreement is cancelable at any time by either party or 36 months from the date of the agreement, whichever is sooner. The line-of-credit is due and payable upon demand. The Company has classified the line-of-credit as current. The available credit under this facility is approximately $35,000 at July 31, 1997.


7. Employment Agreements

In connection with the acquisition of Take-Two Europe and ART (See Note 3), the Company entered into an employment agreement with an executive officer of Take-Two Europe for a term expiring July 29, 2000. The employment agreement provides for a fixed base salary at an annual rate of 100,000 pounds sterling (approximately $164,000), plus an annual bonus equal to 7.5% of the net pre-tax profits of Take-Two Europe. The Company also has employment agreements with three key employees of ART which expire February 6, 1998. The agreements provide for annual salaries of 80,000 Canadian dollars (approximately $106,000) per annum for each employee.

In connection with the acquisition of IMSI and CAG (See Note 3), a subsidiary of the Company entered into an employment agreement with a former shareholder of IMSI and CAG and a consulting agreement with another former shareholder of IMSI and CAG for a term expiring on July 31, 2000. Pursuant to such agreements, the former shareholders are entitled to receive 6% of earnings before interest and taxes generated by the subsidiary up to $500,000 and 9% of earnings before interest and taxes in excess of $500,000. In addition, the employment agreement provides for a fixed base salary at an annual rate of $120,000.


8.  Stock Options

In February 1997, the holder of the Class B Preferred Stock elected to convert all outstanding shares into 409,791 shares of common stock. As an inducement to enter into such agreement, the Company issued warrants to purchase 38,747 shares of Common Stock at an exercise price of $2.41 per share. Approximately, $100,000 has been recorded as an additional dividend for the nine month period ended July 31, 1997, and is reflected in the earnings per share computations for such period.

Concurrent with the initial public offering, options to purchase an aggregate of 390,000 shares were granted at exercise prices ranging from $5.00 to $5.50 to various employees and officers of the Company.


9.  Capital Leases

In May and June 1997, the Company leased computer equipment and software for the development of software titles. The leases are capital leases which extend through June 30, 2000, under which the Company pays $17,463 per month.


10.  Recently Issued Accounting Pronouncements

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


11. Legal Proceedings

In January 1997, Navarre Corporation filed a lawsuit in the District Court of Hennepin County, Minnesota against the Company alleging that the Company breached a distribution agreement by failing to remit monies for product returns and marketing charges. The Plaintiff is seeking $317,209 in damages. The Company has served an answer denying such allegations and requesting that the court dismiss the complaint. While the Company believes that it has meritorious defenses to such action and intends to vigorously defend this lawsuit, there can be no assurance that such action will be resolved in a manner favorable to the Company.


12. Subsequent Events

In September 1997, Take-Two Europe entered into a letter of intent to acquire the European publishing and distribution rights to six upcoming Ripcord Games titles for personal computers. The games include Postal, Forced Alliance, Golden Gate, Hidden Wars, Space Bunnies Must Die, and Terra Victus. The letter of intent contemplates that Take-Two Europe would pay advances in the aggregate amount of $1,200,000. There can be no assurance that Take-Two Europe will enter into a definitive agreement relating to these rights.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements which are not historical facts contained in this Quarterly Report are forward looking statements that involve risks and uncertainties, including but not limited to, the Company's ability to integrate the operations of newly acquired businesses into its operations and other risks described in the Company's Registration Statement on Form SB-2. The Company's actual results may differ materially from the results discussed in any forward looking statement.

The Company's business operates on a low-margin basis and the Company has achieved limited profitability for the year ended October 31, 1996. Operating expenses have increased and will increase significantly in connection with the Company's proposed product acquisition, development and marketing activities. Accordingly, the Company's future profitability will depend on corresponding increases in revenues from operations. Any competitive, technological or other factor adversely affecting the introduction or sale of interactive software products could have a material adverse effect on the Company's future operating results. The Company incurred net losses for the nine month and three month periods ended July 31, 1997.

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

On July 29, 1997, the Company acquired all the outstanding stock of Take-Two Europe and ART. The acquisition was accounted for as a purchase transaction in accordance with APB No. 16 and accordingly the results of operations and financial position of the acquisition is included in the Company's consolidated financial statements from the date of acquisition. On July 31, 1997, the Company acquired all the outstanding stock of IMSI and CAG. The acquisition was accounted for as a pooling of interests in accordance with APB No. 16 and accordingly, the accompanying financial statements have been restated to include the results of operations and financial position of IMSI and CAG for all periods presented prior to the merger.

Three Months Ended July 31, 1996 Compared to Three Months Ended July 31, 1997

Net sales increased by $2,297,723, or 421.3%, from $545,423 for the three months ended July 31, 1996 to $2,843,146 for the three months ended July 31, 1997. This growth in net sales was primarily due to the increase in net sales by IMSI and the release of various Gameboy titles by Take-Two Europe for the three months ended July 31, 1997. Net sales for the three months ended July 31, 1996 did not include sales from new releases.

Cost of sales increased by $2,395,799, or 677.4%, from $353,668 for the three months ended July 31, 1996 to $2,749,467 for the three months ended July 31, 1997. The increase in absolute dollars is primarily attributable to the increase in net sales for the three months ended July 31, 1997. Cost of sales as a percentage of net sales increased to 96.7% for the three months ended July 31, 1997 from 64.8% for the three months ended July 31, 1996 due to certain sales of Take-Two Europe for which there was minimal gross margin.

Research and development costs increased by $155,322, or 116.1%, from $133,742 for the three months ended July 31, 1996 to $289,064 for the three months ended July 31, 1997. This increase is primarily attributable to increased staffing and related expenses associated with the development of the Company's software technologies and the Mission acquisition. Mission Studios was acquired in September 1996 and was accounted for as a purchase transaction and accordingly its results of operations are not included in the three months ended July 31, 1996. Research and development costs as a percentage of net sales decreased to 10.2% for the three months ended July 31, 1997 from 24.5% for the three months ended July 31, 1996. This decrease is attributable to the increase in net sales.

Selling and marketing expenses increased by $63,649, or 37.1%, from $171,435 for the three months ended July 31, 1996 to $235,084 for the three months ended July 31, 1997. The increase was primarily due to the promotional and marketing expenses of titles not yet released, such as Black Dahlia and Jetfighter Full Burn, for the three months ended July 31, 1997. Selling and marketing expenses as a percentage of net sales decreased to 8.3% for the three months ended July 31, 1997 from 31.4% for the three months ended July 31, 1996. This decrease is attributable to the increase in net sales.

General and administrative expenses increased by $358,280, or 86.2%, from $415,869 for the three months ended July 31, 1996 to $774,149 for the three months ended July 31, 1997. This increase is primarily attributable to Directors and Officers liability insurance premiums, professional fees and other expenses associated with being a public entity. In addition, the Company incurred additional expenses consistent with its expansion plans. General and administrative expenses as a percentage of net sales decreased to 27.2% for the three months ended July 31, 1997 from 76.2% for the three months ended July 31, 1996. This decrease is attributable to the increase in net sales.

Depreciation and amortization expense increased by $129,910, or 230.2%, from $56,443 for the three months ended July 31, 1996 to $186,353 for the three months ended July 31, 1997. Amortization of intangible assets that resulted from the Mission acquisition accounted for $110,035 of this increase.

Interest expense increased by $111,971, or 636.6%, from $17,589 for the three months ended July 31, 1996 to $129,560 for the three months ended July 31, 1997. This increase resulted primarily from the private placement of debt securities in September 1996, see "Liquidity and Capital Resources", which was offset by interest income from the investment of the initial public offering proceeds.

Income taxes are attributable to withholdings on certain foreign licensing agreements. The decrease in foreign withholding taxes of $942, or 89.4%, from $1,054 for the three months ended July 31, 1996 to $112 for the three months ended July 31, 1997 was due to a decrease in net sales attributable to such agreements.

As a result of the foregoing, the Company incurred a net loss of $1,520,643 for the three months ended July 31, 1997, as compared to a net loss of $604,377 for the three months ended July 31, 1996.


Nine Months Ended July 31, 1996 Compared to Nine Months Ended July 31, 1997

Net sales increased by $6,850,380, or 121.7%, from $5,629,757 for the nine months ended July 31, 1996 to $12,480,137 for the nine months ended July 31, 1997. This growth in net sales was primarily due to the acquisition of Take-Two Europe which released various Gameboy titles and the increase in net sales of interactive games by IMSI in the nine months ended July 31, 1997. Also, the successful release of Jetfighter III in November 1996, which sold in excess of 150,000 units worldwide, contributed to the growth in net sales.

Cost of sales increased by $4,413,607, or 134.3%, from $3,287,419 for the nine months ended July 31, 1996 to $7,701,026 for the nine months ended July 31, 1997. The increase in absolute dollars is primarily attributable to the increase in net sales for the nine months ended July 31, 1997. Cost of sales as a percentage of net sales increased to 61.7% for the nine months ended July 31, 1997 from 58.4% for the nine months ended July 31, 1996 due to certain sales of Take-Two Europe for which there was minimal gross margin, and royalties incurred from the release of Jetfighter III.

Research and development costs increased by $383,859, or 75.8%, from $506,144 for the nine months ended July 31, 1996 to $890,003 for the nine months ended July 31, 1997. This increase is primarily attributable to increased staffing and related expenses associated with the development of the Company's software technologies. Approximately $226,000 of this increase is directly related to research and development costs associated with Mission Studios. Mission Studios was acquired in September 1996 and was accounted for as a purchase transaction and accordingly its results of operations are not included in the nine months ended July 31, 1996. Research and development costs as a percentage of net sales decreased to 7.1% for the nine months ended July 31, 1997 from 9.0% for the nine months ended July 31, 1996.

Selling and marketing expenses increased by $1,300,279, or 90.7%, from $1,434,215 for the nine months ended July 31, 1996 to $2,734,494 for the nine months ended July 31, 1997. The dollar increase was primarily a result of distribution fees and marketing costs incurred in the nine months ended July 31, 1997 in connection with the Company's distribution agreement for Jetfighter III. Selling and marketing expenses as a percentage of net sales decreased to 21.9% for the nine months ended July 31, 1997 from 25.5% for the nine months ended July 31, 1996.

General and administrative expenses increased by $537,554, or 42.0%, from $1,279,388 for the nine months ended July 31, 1996 to $1,816,942 for the nine months ended July 31, 1997. This increase is primarily the result of $150,000 paid to an officer of the Company in consideration of his covenant not to compete, and Directors and Officers liability insurance premiums, professional fees and other expenses associated with being a public entity. In addition, the Company incurred additional expenses consistent with its acquisition expansion plans. General and administrative expenses as a percentage of net sales decreased to 14.6% for the nine months ended July 31, 1997 from 22.7% for the three months ended July 31, 1996. This decrease is attributable to the increase in net sales.

Depreciation and amortization expense increased by $325,228, or 192.1%, from $169,344 for the nine months ended July 31, 1996 to $494,572 for the nine months ended July 31, 1997. Amortization of intangible assets that resulted from the Mission acquisition accounted for $291,810 of this increase.

Interest expense increased by $565,112, or 1,592.4%, from $35,487 for the nine months ended July 31, 1996 to $600,599 for the nine months ended July 31, 1997. This increase resulted primarily from the private placement of debt securities, see "Liquidity and Capital Resources", which was offset by interest income from the investment of the initial public offering proceeds.

Income taxes are attributable to withholdings on certain foreign licensing agreements. The decrease in foreign withholding taxes of $6,132, or 25.3%, from $24,236 for the nine months ended July 31, 1996 to $18,104 for the nine months ended July 31, 1997 was due to a decrease in net sales attributable to such agreements.

As a result of the foregoing, the Company incurred a net loss of $1,775,603 for the nine months ended July 31, 1997, as compared to a net loss of $1,106,476 for the nine months ended July 31, 1996.

Liquidity and Capital Resources

The Company's primary capital requirements have been and will continue to be to fund the acquisition, development and commercialization of its proposed software products. The Company has historically financed its operations through advances made by distributors, the issuance of debt and equity securities and bank borrowings. At July 31, 1997, the Company had working capital of $1,669,920.

Net cash used in operating activities for the nine months ended July 31, 1997 was $2,780,316 as compared to $406,843 for the nine months ended July 31, 1996. The increase in cash used was primarily attributable to the loss for the period, the increase in capitalized software development costs and the increase in prepaid royalties. Net cash provided by financing activities for the nine months ended July 31, 1997 was $6,767,215 as compared to net cash provided by financing activities of $166,685 for the nine months ended July 31, 1996. The increase in cash provided was primarily due to the receipt of the proceeds of the initial public offering. At July 31, 1997, the Company had cash and cash equivalents of $3,769,544.

In April 1997, the Company completed an initial public offering of 1,600,000 shares of common stock and 1,840,000 common stock purchase warrants (including 240,000 warrants exercised pursuant to the over-allotment option). The Company received $6,428,302 from the offering, net of discounts, commissions and expenses of the offering of $1,755,698. In addition, in May 1997, the Company received $1,002,924 from the Underwriter's exercise of its over-allotment option of 240,000 additional shares of Common Stock, net of discounts and commissions and offering expenses of $197,076.

In connection with the purchase of Take-Two Europe, ART and certain software games (See Note 3), the Company issued an unsecured promissory note in the amount of $500,000 payable in two equal annual installments of $250,000 on July 29, 1998 and July 29, 1999, and bears interest at a rate of 8% per annum, payable quarterly. In addition, the Company issued a promissory note in the amount of $200,000 which is payable on September 15, 1997.

In connection with the Gameboy Distribution Agreement and the Jeopardy Distribution Agreement (See Note 4), the Company will have to commit resources in order to manufacture the games for use on the Nintendo Gameboy portable console and the Nintendo N64 game system. The games are manufactured by Nintendo who requires letters of credit from its customers. The Company may seek letters of credit from its customers to collateralize its letters of credit to Nintendo.

In September 1996, the Company consummated a private placement pursuant to which it issued (i) $2,088,539 principal amount of promissory notes and (ii) five-year warrants to purchase 417,234 shares of Common Stock at an exercise price of $.01 per share. Of such indebtedness, $523,359 principal amount bears interest at the rate of 2% above the prime rate established by Chase Manhattan Bank, N.A. and was repayable on June 30, 1997. As of July 31, 1997, $149,748 principal amount of such indebtedness was outstanding. The remaining $1,565,180 principal amount of such indebtedness bears interest at the rate 14% per annum and is repayable on May 14, 1998. In August 1997, the Company repaid $750,000 principal amount of such indebtedness. The Company intends to obtain bank financing to repay the balance of $815,180 principal amount of such indebtedness. For the nine months ended July 31, 1997, the Company incurred a charge of $421,109 relating to the warrants issued in the private placement.

The Company's accounts receivable, less allowance for doubtful accounts and product returns, at July 31, 1997, were $3,038,095. Delays in collection or uncollectibility of accounts receivable could have a material adverse effect on the Company's liquidity and working capital position.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In January 1997, Navarre Corporation filed a lawsuit in the District Court of Hennepin County, Minnesota against the Company alleging that the Company breached a distribution agreement by failing to remit monies for product returns and marketing charges. The Plaintiff is seeking $317,209 in damages. The Company has served an answer denying such allegations and requesting that the court dismiss the complaint. While the Company believes that it has meritorious defenses to such action and intends to vigorously defend this lawsuit, there can be no assurance that such action will be resolved in a manner favorable to the Company.

Item 2.  Changes in Securities

In July 1997, the Company issued 406,553 restricted shares of Common Stock in connection with the acquisition of Take-Two Europe and ART.

In July 1997, the Company issued 900,000 restricted shares of Common Stock in connection with the acquisition of IMSI and CAG.

For the three months ended July 31, 1997, the Company issued 26,035 restricted shares of Common Stock upon the exercise of warrants issued in connection with the Company's 1996 private placement. The warrants had an exercise price of less than $.01 per share.

In February 1997, the Company issued options to purchase 38,746 shares of Common Stock at an exercise price of $2.41 per share.

All of the above securities were issued pursuant to an exemption under Section 4
(2) of the Securities Act of 1933, as amended.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
                Exhibit 11 - Statement of Computation of Earnings Per Share
                Exhibit 27 - Financial Data Schedule

         (b)   Reports on Form 8-K

               Current Report on Form 8-K dated August 13, 1997 reporting under
               Item 2 - Acquisition or disposition of assets and Item 7 - Financial Statements and Exhibits - the completion of the Company's acquisitions of GameTek (UK) Limited, Alternative Reality Technologies, Inc., Inventory Management Systems, Inc., and Creative Alliance Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Take-Two Interactive Software, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Take-Two Interactive Software, Inc.



By: /s/ Ryan A. Brant                                  Dated: September 15, 1997
   --------------------------
     Ryan A. Brant
     Chief Executive Officer