Form 10KSB
period 1997-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 1998-02-06
CIK 946581

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1997

     OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                     0-29230
                              (Commission File No.)

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
        (Exact name of Small Business Issuer as specified in its charter)

                  Delaware                                 51-0350842
        (State or other jurisdiction                   (I.R.S. Employer
          of incorporation)                           Identification No.)

                     575 Broadway, New York, New York 10012
                     (Address of principal executive offices
                               including zip code)

  Small Business Issuer's telephone number, including area code: (212) 941-2988

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

Check whether the Small Business Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Small Business Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Small Business Issuer's revenues for the fiscal year ended October 31, 1997 were $19,014,083.

The aggregate market value of the Small Business Issuer's Common Stock held by non-affiliates as of January 26, 1998 was approximately $25,578,800. As of January 26, 1998 there were 9,750,043 shares of the Small Business Issuer's Common Stock outstanding.

                      Documents Incorporated by Reference:

                                      None

                                     PART I


Item 1. Business.


General

     Take-Two Interactive Software, Inc. (the "Company") designs, develops, markets and distributes high quality interactive software games. Since its initial public offering in April 1997, the Company has shifted its focus from engaging primarily in software development to publishing and distributing software products. During this period, the Company has achieved rapid growth by making selective acquisitions of products, businesses and distribution rights which the Company believes have significantly enhanced its prospects.

     o GameTek Acquisition: In July 1997, the Company acquired all of the outstanding capital stock of GameTek (UK) Limited, now known as Take-Two Interactive Software Europe Limited ("TTE"), and Alternative Reality
Technologies, Inc. ("ART") from GameTek (FL), Inc. ("GameTek FL"). TTE distributes computer software games in Europe and other international markets and ART is a developer of software games. The Company also acquired certain software games from GameTek FL, including Dark Colony, The Quivering and The Reap.

     o Wheel of Fortune(R) and Jeopardy!(R) Distribution Rights: The Company entered into two agreements with GameTek, Inc. ("GameTek"), the parent of GameTek FL, pursuant to which GameTek granted the Company the exclusive right to distribute Wheel of Fortune - German Edition, Pinball Deluxe, Race Days and Humans for use on the Nintendo Gameboy portable console in certain European Economic Community countries and the exclusive worldwide rights to distribute the Wheel of Fortune and Jeopardy! games for use on Nintendo 64 console systems.

     o Inventory Management Systems Acquisition: In July 1997, the Company acquired all of the outstanding capital stock of Inventory Management Systems, Inc. ("IMSI") and Creative Alliance Group, Inc. ("CAG"). IMSI and CAG are engaged in the wholesale distribution of interactive software games in the United States.

     o Monty Python Series Distribution Rights: In November 1997, the Company entered into a Master Distribution Agreement with 7th Level Inc. ("7th Level"), pursuant to which 7th Level granted the Company the exclusive worldwide right to distribute Monty Python's Complete Waste of Time, Monty Python and the Quest for the Holy Grail, Monty Python's Desktop Pythonizer and Monty Python's The Meaning of Life games designed for PC platforms, and a right of first refusal to distribute And Now for Something Completely Different, if and when developed by 7th Level. In November 1997, the Company entered into an agreement with Panasonic Interactive Media ("Panasonic") which provides for Panasonic to distribute these products in North America.

     o Alliance Distributors Acquisition: In December 1997, the Company acquired all of the issued and outstanding capital stock of L&J Marketing, Inc. d/b/a Alliance Distributors ("Alliance"), now known as Alliance Inventory Management, Inc. ("AIM"). AIM is engaged in the wholesale distribution of computer and video game software and hardware in the United States.

     o Additional Financing: In October 1997, the Company received net proceeds of $4,007,000 from the issuance of $4,200,000 aggregate principal amount of 10% secured promissory notes to Infinity Investors Limited, Infinity Emerging Opportunities Limited and Glacier Capital Limited (collectively, the "Funds"). The proceeds were used to finance the manufacture of the Wheel of Fortune and Jeopardy! games. In December 1997, IMSI and AIM entered into a revolving line of credit agreement with NationsBank, N.A. which provides for borrowings of up to $5,000,000.

     The Company's principal executive offices are located at 575 Broadway, New York, New York 10012, and its telephone number is (212) 941-2988. Unless the context otherwise requires, all references herein to the "Company" include the operations of the Company's subsidiaries, Mission Studios, Inc. ("Mission"), TTE, ART, IMSI, CAG and AIM.


Products

     The Company's software is designed to operate on multiple platforms, including IBM compatible multimedia PCs with high-capacity CD-ROM (compact disc-read only memory) drives running Windows 95 software, and on Apple
MacIntosh PCs, DVD (digital video discs) and video game console platforms manufactured by Sony Corporation, Sega Enterprises, Inc. and Nintendo Co. Ltd. Since its inception in September 1993, the Company has released the following action, adventure, comedy, strategy and simulation titles:

     Star Crusader. Star Crusader is a science fiction flight simulation adventure game which allows the player to fly on both sides of an interstellar war. This unique simulation features rich 3-D graphics, intricately designed space vessels and dazzling special effects. Star Crusader was released in September 1994 and is designed to operate on an IBM compatible PC CD-ROM platform.

     Hell: A Cyberpunk Thriller. Hell is a science fiction adventure game featuring full motion video and animated likenesses of Hollywood stars Dennis Hopper, Stephanie Seymour, Grace Jones and Geoffrey Holder. Set in 2095, Hell allows the player to journey through the underworld and battle with demons. The player must face a cyberworld of evil and unlock the secrets of the underworld to prove his innocence from charges of treason against the state. Hell was first released in December 1994 and is designed to operate on IBM compatible PC CD-ROM, Apple MacIntosh and 3DO Interactive Multiplayer platforms.

     Bureau 13. Bureau 13 is a mystery adventure game involving the search for supernatural entities. Bureau 13 allows the player to assume the role of leader of a governmental investigative team which sets out to solve a complex mystery involving paranormal phenomena. Bureau 13 was released in February 1995 and is designed to operate on an IBM compatible PC CD-ROM platform.

     Millennia: Altered Destinies. Millennia is a science fiction strategy game which allows the player to travel through time and alter history to save four civilizations. Millennia was released in September 1995 and is designed to operate on an IBM compatible PC CD-ROM platform.

     Maximum Roadkill. Maximum Roadkill is a futuristic motorcycle action game which allows the player to take part in a grueling, fight-to-the-death Thrash Race Tournament. Assuming the role of one of eight characters, the player races custom-built cybercycles in an effort to win money, weapons and fame. Maximum Roadkill was released in February 1996 and is designed to operate on an IBM compatible PC CD-ROM platform.

     Ripper. Ripper is a mystery adventure game featuring full motion video of Hollywood stars Christopher Walken, Karen Allen, Burgess Meredith, John Rhys-Davis, Jimmy Walker and Ossie Davis and the music of Blue Oyster Cult. Ripper allows the player to assume the role of crime reporter Jake Quinlan who attempts to track and stop a serial murderer in the streets of New York in the year 2040. Ripper was first released in February 1996 and is designed to operate on IBM compatible PC CD-ROM and Apple MacIntosh platforms.

     Advanced Dungeons & Dragons: Iron & Blood. Iron & Blood is a 3-D medieval battle game based upon TSR, Inc.'s Advanced Dungeons & Dragons pen-and-paper role-playing game set in the "Ravenloft" fantasy world. Twenty different customized medieval characters, ranging from gargoyles, dwarves and werewolves to gladiators, goblins and wizards, do battle with deadly weapons, magical spells and mysterious ancient artifacts. Iron & Blood was first released in October 1996 and is designed to operate on IBM compatible PC CD-ROM, Sony PlayStation and Sega Saturn platforms.

     Battlecruiser 3000 A.D. Battlecruiser is a science fiction spaceflight simulation which combines strategy, space combat and resource management in a vividly detailed game world. The player takes charge of a mega-ship that is part battleship, part carrier and part explorer with a crew of 75, four interceptor fightercrafts and an array of awesome weaponry as the player strives for galactic conquest. Battlecruiser was released in October 1996 and is designed to operate on an PC CD-ROM platform.

     JetFighter III. JetFighter III, the third in a series of the popular 3-D military flight simulation games, allows the player to pilot the F-22 Lightning fighter jet, the most deadly fighter craft. The player leads an elite strike force in two campaigns located in real world, potential hotspots and features over 3.5 million square miles of satellite derived real world 3-D terrains. JetFighter III was released in November 1996 and is designed to operate on an IBM compatible PC CD-ROM platform.

     Callahan's Crosstime Saloon. Callahan's is a comedy adventure game based on the novel written by Spider Robinson. The game is set in a friendly local pub full of aliens and bizarre creatures. Through conversations with the bar's patrons, the player embarks on a series of zany adventures ranging from a Vampiric confrontation in a Transylvanian castle to a mysterious journey through a Brazilian rainforest, leading the player to one grand quest. Callahan's blends state-of-the-art graphics and hilarious comedy puzzles for all levels of game players. Callahan's was released in April 1997 and is designed to operate on an IBM compatible PC CD-ROM platform.

     Jetfighter III Enhanced Campaign CD. Jetfighter III Enhanced Campaign CD is an add-on disk for Jetfighter III that features over 5 million square miles of real-world 3D terrain as well as 30 new missions. Jetfighter III Enhanced Campaign CD was released in April 1997.

     Dark Colony. Dark Colony is a real-time strategy game set on Mars in the year 2026. Dark Colony, featuring multiplayer support, pits the player in a challenging strategic battle on a varied range of dynamic terrain across a number of different scenarios. Dark Colony was released in August 1997 and is designed to operate on an IBM compatible PC CD-ROM platform.

     Jetfighter Platinum. Jetfighter Platinum is a technologically advanced upgrade of Jetfighter III and the Jetfighter III Enhanced Campaign CD. Jetfighter Platinum features 30 never before flown missions, a Mission editor, and support for 3Dfx based video cards. Jetfighter Platinum was released in October 1997 and is designed to operate on an IBM compatible PC-CD ROM platform.

     Wheel of Fortune. Wheel of Fortune, based on the popular television game show, features a fully rendered 3D set, over 4,000 word puzzles, 30 categories and an animated version of Vanna White who assists and cheers on the player. Wheel of Fortune was released in November 1997 and is designed to operate on the Nintendo 64 video gaming platform.

     The Reap. The Reap is a first person 3D shooter featuring true arcade style gameplay and continually changing artificial intelligence. Players assume the role of a mercenary pilot attempting to adapt Earth to make it suitable for alien life forms. The Reap was released in Europe and Asia in November 1997 and is designed to operate on an IBM compatible PC CD-ROM platform.

     Monty Python's Complete Waste of Time. Complete Waste of Time is a strategy adventure game featuring highlights and sketches from the BBC-TV episodes. The player is faced with a series of gaming challenges on the quest to discovery the "Secret to Intergalactic Success." Complete Waste of Time was re-released in Europe in December 1997 and is designed to operate on an IBM compatible PC CD-ROM platform.

     Monty Python and the Quest for the Holy Grail. The Quest for the Holy Grail is a strategy adventure game set in England in 932 AD. Featuring original clips from the movie of the same name, The Quest for the Holy Grail requires players to collect clues and hidden items that will allow them to cross the Bridge of Death and find the coveted Holy Grail. The Quest for the Holy Grail was re-released in Europe in December 1997 and is designed to operate on an IBM compatible PC CD-ROM platform.

     Monty Python's The Meaning of Life. The Meaning of Life is a comedy/strategy adventure title that features scores of full motion video clips from the original film, previously unreleased footage, new dialogue from all of the Monty Python members, original Terry Gilliam artwork and a game design that will appeal to the casual as well as the hard-core gamer. The Meaning of Life was released in Europe in January 1998 for use on an IBM compatible PC CD-ROM platform.

     To date, a substantial portion of the Company's revenues has been derived from a limited number of products. For the year ended October 31, 1996, Advanced Dungeons and Dragons: Iron & Blood and Ripper each sold more than 150,000 copies and, with Battlecruiser 3000 A.D., accounted for 32.0%, 28.7.% and 14.2%, respectively, of the Company's revenues. For the year ended October 31, 1997, the JetFighter series sold more than 190,000 copies and, with Dark Colony, accounted for approximately 41.6% and 11.0% respectively, of the Company's revenues. For these periods, no other product accounted for more than 10% of the Company's revenues. Wheel of Fortune, Jeopardy! and JetFighter: Full Burn are expected to account for a significant portion of the Company's revenues for the year ending October 31, 1998.

     The suggested retail prices for the Company's software products range from $29.95 to $79.95.


Proposed Products

     The Company proposes to release the following new software products:

     Jeopardy! Jeopardy!, based on the television show of the same name, features 650 different categories, over 4,000 answers, a 3-D rendered newly remodeled set and an animated version of Alex Trebek. The Company currently anticipates that it will release Jeopardy! in February 1998 for use on the Nintendo 64 platform.

     JetFighter:    Full   Burn.    JetFighter:    Full   Burn   is   a   flight
simulation/adventure game that combines the JetFighter III flight simulation engine with cinematic sequences. Set in the year 2026, JetFighter: Full Burn pits the United States Navy against the Russian Air Force in the fight for oil in the Barents Sea. Featuring MMX, 3Dfx and multiplayer support, the game permits the player to play from either side of the conflict. The Company currently anticipates that it will release JetFighter: Full Burn in January 1998 for use on an IBM compatible PC CD-ROM platform and in May 1998 for use on a DVD platform.

     Black Dahlia. Black Dahlia is an adventure title that is inspired by actual events that occurred in the 1940's. Featuring the talent of Dennis Hopper and Teri Garr, Black Dahlia carries the player to over 70 locations on two continents in the quest to solve the mystery of the infamous "Torso Murderer." Black Dahlia contains a meticulously rendered 3D world and more than 60 challenging puzzles. The Company currently anticipates that it will release Black Dahlia in February 1998 for use on an IBM compatible PC CD-ROM platform and in April 1998 for use on a DVD platform.

     Lightning. Lightning is a fantasy racing game that allows the player to race in three dimensions along tracks that make today's most thrilling roller coasters look like carousels. Lightning features a high speed 3D engine that brings a real time effect to the PC. The Company currently anticipates that it will release Lightning in October 1998 for use on an IBM compatible PC CD-ROM platform.

     JetFighter IV. JetFighter IV is a continuation of the JetFighter flight simulation series. The title, still in the early stages of development, will feature a dynamic plot enhanced by state of the art photo textures, advanced networking and internet support. The Company currently anticipates that it will release JetFighter IV in September 1999 for use on an IBM compatible PC CD-ROM platform.

     Dogs of War. From the development team that produced Dark Colony, Dogs of War is a strategy game that brings the player face to face with the excitement and daring of working behind enemy lines. The player, along with a team, must blow up fuel pumps, destroy bridges and re-supply the resistance. The Company currently anticipates that it will release Dogs of War in September 1999 for use on an IBM compatible PC CD-ROM platform.

     The development of new software products is lengthy, expensive and uncertain. Certain of the Company's proposed products are in early stages of development and the Company will be required to commit considerable time, effort and resources to complete development of its proposed products. There can be no assurance that the Company will be able to successfully develop any new products on a timely basis or that technical or other problems will not occur which would result in increased costs or material delays.


Software Licenses and Distribution Rights

     The Company has entered into agreements to license the rights to Maximum Roadkill, Battlecruiser 3000 A.D., Callahan's Crosstime Saloon, Wheel of Fortune, Jeopardy!, the Monty Python series and Lightning and certain properties incorporated into Advanced Dungeons & Dragons: Iron & Blood and the JetFighter series. These license agreements generally require the Company to make advance payments and pay royalties and satisfy other conditions. Although the Company devotes significant efforts to internal product development, the Company will continue to seek to license products or other properties as well as distribution rights from software developers in the future.

     In December 1994, the Company entered into a ten-year agreement with Mikto Ltd. ("Mikto") pursuant to which Mikto granted the Company the exclusive worldwide right to publish, manufacture, market and distribute the PC version of Maximum Roadkill. Mikto is entitled to retain all copyrights and trademarks relating to the product. Pursuant to the agreement, the Company made aggregate advances to Mikto in the amount of $310,000. The Company is generally obligated to pay Mikto a portion of net receipts from product sales ranging from 15%, less the cost of goods.

     In March 1995, the Company entered into a four-year agreement with SONY Computer Entertainment of America ("Sony") granting the Company a non-exclusive, nontransferable license in the United States and Canada to develop software on CD-ROMs for use on a PlayStation platform. Under the agreement, Sony is the exclusive manufacturer of all units, packaging materials and inserts for PlayStation products. The Company is obligated to pay Sony a royalty of $7.00 for each unit sold.

     In August 1995, the Company entered into an agreement with 3000 AD, Inc. ("3000 AD"), which was amended in December 1995, February, May and September 1996 and March 1997, pursuant to which 3000 AD granted the Company the exclusive worldwide right to manufacture, market and distribute Battlecruiser 3000 A.D. for all platforms; and (ii) a right of first refusal to publish two additional games based on the engine used in Battlecruiser 3000 A.D. 3000 AD is entitled to retain all copyrights and trademarks relating to the product, including all enhancements to the product which may be made by the Company. Pursuant to the agreement, the Company made advances in the aggregate amount of approximately $618,000, a portion of which are recoupable against 3000 AD's share of distribution receipts. The Company is obligated to pay 3000 AD 18% of net receipts on sales of over 70,000 units in the United States and on sales in Europe.

     In May 1996, the Company entered into a license agreement with TSR, Inc. ("TSR"), pursuant to which TSR granted the Company the exclusive worldwide license to develop, manufacture and sell products using the artwork, graphics, story lines, characters and logo trademarks of TSR's "Ravenloft" fantasy settings. The Company paid TSR nonrefundable advances, recoupable from royalties, in the amount of $175,000. The Company is obligated to pay TSR royalties ranging from $.54 to $4.86 for each unit sold based on suggested retail prices, subject to the payment of minimum royalties.

     In October 1996, the Company entered into an agreement with Legend Entertainment Inc. ("Legend"), as amended in January 1997, pursuant to which Legend granted the Company the exclusive worldwide license to market and distribute by any means the PC version of Callahan's Crosstime Saloon. The Company made advances under the agreement in the aggregate amount of $500,000, which advances are recoupable by the Company against

Legend's share of receipts. The agreement requires the Company to pay Legend 25% of net receipts from product sales in the United States and 50% of net receipts from sales in international markets. The Company is entitled to retain a reasonable amount, not to exceed 15% of accrued net receipts, as a reserve against charges, credits or returns. The agreement terminates in May 1999.

     In December 1993, the Company entered into a letter agreement under which it agreed to pay Robert Dinnerman d/b/a RD Technologies ("RD"), the developers of the flight engine for JetFighter III, 15% of gross revenues on sales of JetFighter III. The Company also agreed to pay an employee of the Company $.10 per unit for sales of JetFighter III in excess of 150,000 units, granted Papa Tango Limited, a supplier of textures technology, the right to receive 1.5% of net revenues from sales of JetFighter III and granted Herskovitz Enterprises, L.L.C., a former investor in Mission, the right to receive payments equal to (i) 50% of cash receipts in excess of $700,000 but less than $1,700,000, (ii) 3.4% of cash receipts in excess of $1,700,000 but less than $4,600,000 and (iii) 6.8% of cash receipts in excess of $4,600,000 from sales of JetFighter III. In addition, the Company agreed to pay affiliates of Thomas Ptak, Vice President of Creative Development of the Company, and another employee of the Company, 77.2% and 2.8%, respectively, of the Company's net profit attributable to sales of JetFighter III [and others]. See "Certain Relationships and Related Transactions."

     In September 1996, the Company entered into a second agreement with RD pursuant to which RD granted the Company a non-exclusive right to exploit the flight engine developed by RD for use in connection with JetFighter IV. The agreement provides that RD owns all source code created by it and that the Company retains ownership of the "JetFighter" names. The agreement requires the Company to pay RD: (i) nonrefundable advances, recoupable against RD's share of distribution receipts, in the amount of $10,000 per month, commencing October 1996, until the earlier of two years or the date of final product shipment; (ii) 17.75% of the Company's gross receipts from sales of products manufactured by the Company incorporating such flight engine; and (iii) 22.5% of gross receipts from sales of licensed products (primarily foreign sales).

     In July 1997, the Company entered into two distribution agreements with GameTek pursuant to which GameTek granted to the Company the right to distribute computer software for use on the Nintendo Gameboy portable console (the "Gameboy Distribution Agreement") and the Wheel of Fortune and Jeopardy! games for use on the Nintendo 64 console game system (the "N64 Distribution Agreement").

     Pursuant to the terms of the Gameboy Distribution Agreement, the Company was granted the exclusive right to sell and distribute Wheel of Fortune -- German Edition, Pinball Deluxe, Race Days and Humans in certain European Economic Community countries for a period commencing on July 29, 1997 and ending on the third anniversary of the release of the first computer software game, but in no event later than July 28, 2001. In consideration for such rights, the Company has agreed to pay to GameTek, (i) the aggregate cost to GameTek of manufacturing, shipping and insuring the games, (ii) $.15 per game unit and
(iii) the aggregate of all royalties payable by GameTek to third parties in respect of each such game. Upon expiration of the Gameboy Distribution Agreement, provided such termination was not as a result of a breach or default by the Company, the Company is permitted to continue to sell existing inventories for a six-month period, subject to the terms and conditions of such agreement.

     Pursuant to the terms of the N64 Distribution Agreement, the Company was granted the exclusive worldwide right to sell and distribute Wheel of Fortune and Jeopardy! for use on the Nintendo 64 game system for a period commencing on July 29, 1997 and ending on the August 31, 1998; provided that in the event GameTek is able to obtain an extension of its license for Wheel of Fortune and Jeopardy!, then the term shall extend through the last day of any such extension. In consideration for such rights, the Company agreed to pay to GameTek (i) the total cost charged to GameTek by Nintendo for the manufacture of each game (plus, to the extent not included in the foregoing, the cost of insurance and transportation charges, import duties, custom fees and similar charges incurred in shipping the games), (ii) a per game unit royalty payment (the "GameTek Share") and (iii) the aggregate of all royalties payable by GameTek to third parties in respect of each such game. The Company also agreed to pay to GameTek a minimum aggregate GameTek Share with respect to the first two game titles released, subject to certain reductions and set-offs, $680,000 of which has been paid to date. Such amounts may be recouped in the event GameTek is unable to obtain an extension of its license for Wheel of Fortune and Jeopardy! or the Company's incurring more than $150,000 in advertising, marketing, promotion and sales support for the software. In addition, in the event the Company elects to terminate the N64 Distribution
Agreement as a result of GameTek's breach with respect to a specific game or games, GameTek is required to repay to the Company any unrecouped portion of the minimum aggregate GameTek Share allocable to such game. The Company may also require GameTek to purchase from the Company any remaining inventory with respect to such game. Upon expiration of the N64 Distribution Agreement, provided such termination was not as a result of a breach or default by the Company, the Company is permitted to sell existing inventories for a six-month period, subject to the terms and conditions of such agreement.

     In August 1997, TTE entered into an arrangement with Panasonic/Ripcord Games ("Ripcord"), pursuant to which Ripcord granted the Company the right to distribute Postal, Space Bunnies Must Die, Forced Alliance, Terra Victus and Hidden Wars in Europe in consideration of royalties equal to 50% of wholesale prices. The Company has agreed to pay Ripcord (i) cross-recoupable guarantees of $240,000 for each game title, of which $95,000 is due upon delivery of each master and $95,000 is due within 90 days thereafter, and (ii) $250,000 upon execution of a definitive agreement between the parties. To date, the Company has paid Ripcord $95,000 for Postal pursuant to this arrangement.

     In November 1997, the Company entered into a Master Distribution Agreement with 7th Level, pursuant to which 7th Level granted the Company the exclusive worldwide right to distribute Monty Python's Complete Waste of Time, Monty Python and the Quest for the Holy Grail, Monty Python's Desktop Pythonizer and Monty Python's The Meaning of Life games designed for PC platforms, and a right of first refusal to distribute And Now for Something Completely Different, if and when developed by 7th Level. In consideration for the rights to existing products, the Company agreed to pay 7th Level $1,480,000, of which $1,230,000 has been paid to date. In addition, the Company agreed to pay to 7th Level, on a quarterly basis, royalties equal to 33% of amounts in excess of $7 million for the sale of the products, as well as the aggregate of all royalties payable by 7th Level to third parties. In November 1997, the Company entered into an agreement with Panasonic which provides for Panasonic to distribute these products in North America. See "Marketing, Promotion and Distribution."

     In December 1997, TTE entered into an agreement with Carts Entertainment OY ("Carts"), pursuant to which Carts agreed to develop and deliver Lightning for PC platforms to TTE. The agreement provides for TTE to pay Carts aggregate recoupable advances of (pound)250,000 ($419,000), of which $33,538 has been paid to date. The agreement requires TTE to pay Carts royalties equal to 20% of net revenues from product sales (subject to reduction for delays in delivery of the finished game) or 50% of TTE's receipts, less production costs, in the event that TTE sublicenses Lightning to a third party.


Marketing, Promotion and Distribution

     The Company's marketing and promotional efforts are intended to obtain maximum product exposure, broaden product distribution, promote brand name recognition, assist distributors and retailers and properly position, package and merchandise the Company's products. The Company markets products primarily by implementing aggressive public relations campaigns using print and on-line advertising. Advertisements are placed in industry magazines using memorable tag lines, visually appealing full color art work and creative concepts to position and distinguish the Company's products in the marketplace. The Company also employs various other marketing methods designed to promote consumer awareness, including in-store promotions and displays, direct mail, cooperative advertising, attendance at trade shows, as well as the use of distinctive product packaging. The Company targets male consumers between the ages of 14 and
36. The Company's sales and marketing staff of 16 persons is responsible for implementing advertising campaigns and establishing marketing relationships with distributors and retailers.

     The Company  distributes  products  worldwide  pursuant to agreements  with leading software distributors and through its wholly-owned subsidiaries, TTE, IMSI and AIM, which currently are engaged primarily in the distribution of products developed by third parties. Products are sold domestically at retail in computer superstores, consumer electronics stores and mall-based retailers, such as Best Buy, Comp USA, Computer City, Electronic Boutique, Egghead Discount Software and Circuit City, and at certain mass merchandise stores such as WalMart, Kmart, Sears and Target Stores. For the year ended October 31, 1997, sales by IMSI to Blockbuster Video accounted for approximately 12.0% of the Company's revenues. The Company also licenses products for distribution in international markets, primarily in Europe and Asia.

     Prior to July 1997, the Company sold products primarily to wholesale distributors. Sales to a limited number of distributors have historically accounted for a substantial portion of the Company's revenues. For the year ended October 31, 1996, sales of the Company's products through Acclaim Entertainment, Inc. ("Acclaim") and GameTek UK (now TTE) accounted for approximately 58.9% and 13.3%, respectively, of the Company's revenues. For the year ended October 31, 1997, sales of the Company's products to Interplay Productions, Inc. ("Interplay") accounted for approximately 40.4% of the Company's revenues. In December 1996, the Company terminated Acclaim's exclusive right to distribute certain of the Company's proposed products in certain territories. In December 1996 and February 1997, the Company entered into agreements with Mindscape, Inc. ("Mindscape") pursuant to which Mindscape agreed to act as exclusive distributor for certain of the Company's proposed PC-based products and to make advances to the Company in connection with the development of JetFighter: Full Burn and Black Dahlia, $1,737,000 has been received by the Company to date. In November 1997, the Company terminated its agreements with Mindscape and agreed to make scheduled repayments to Mindscape in the aggregate amount of $1,412,000 ($170,666 of which has been repaid), as reimbursement for advances previously made by Mindscape to the Company for JetFighter: Full Burn and Black Dahlia, and to pay Mindscape 15% (10% if the Company makes certain repayments by March 31, 1998) of revenues from JetFighter: Full Burn and Black Dahlia after the Company recoups its costs for these products. This agreement was amended in January 1998 to provide for Mindscape to act as an exclusive distributor of Jeopardy! and Wheel of Fortune for certain retail accounts. The purchase price for such products will be offset against amounts owed by the Company to Mindscape under the November 1997 agreement.

     Although the Company has increasingly emphasized publishing and distribution operations, the Company may continue to enter into arrangements with third-party distributors and will be dependent on the marketing efforts of such distributors as well as advances made by distributors to the Company. The Company's principal distribution arrangements include the following:

     Interplay. In December 1993, the Company entered into an arrangement with Interplay pursuant to which the Company granted Interplay the exclusive right to distribute PC versions of JetFighter III in the United States and Canada. The agreement provides for Interplay to provide the Company with advances in the aggregate amount of $250,000, plus up to an additional $250,000, of which $450,000 has been received to date. Interplay is entitled to recoup these advances from the Company's share of receipts under the agreement and may withhold 5% of the wholesale purchase price of all products as a reserve for product returns and defects, up to a maximum of $50,000 per product. The agreement requires Interplay to pay to the Company a percentage of sales ranging from 80% for the first 100,000 units sold to 85% for sales over 300,001 units; 65% of OEM bundling revenues (after deducting costs of goods); and 80% of direct sales after costs. The Company has also agreed to price protect all inventory on hand and to pay the costs of recalls of defective products. The agreement has a term of 12 months from the shipment of JetFighter III (November 1996), subject to annual renewals.

     In November 1997, the Company entered into a letter agreement with Interplay pursuant to which the Company granted Interplay the exclusive right to distribute versions of Black Dahlia and JetFighter: Full Burn developed for use on PC CD-ROM and DVD platforms in North and South America. The agreement currently obligates Interplay to make scheduled advances in the aggregate amount of $1,700,000 (which are subject to reduction in the event the Company fails to deliver gold masters and related artwork by certain dates), of which $550,000 has been received by the Company to date. After recoupment of advances, Interplay is entitled to receive royalties equal to 40% of net receipts after deducting the cost of goods sold and to withhold 7% of wholesale prices as a reserve against returns. The Company also granted Interplay a right of first option with respect to the North American distribution rights to all PC CD-ROM and DVD products scheduled to be released by the Company within two years following the date of the agreement. The agreement terminates upon the later of (i) five years from the date the parties enter into a definitive agreement or (ii) the time while the products are marketed and sold plus six months. The Company and Interplay agreed to negotiate a definitive agreement with respect to these products.

     Dimensional Services. In January 1994, the Company entered into an arrangement with Dimensional Services, Limited ("DSL"), pursuant to which the Company granted DSL the exclusive license to distribute CD-ROM and floppy disk versions of JetFighter III in Europe, the Middle East and Africa. DSL has sublicensed this title to select distributors in certain territories. The agreement provides for DSL to make aggregate advances of $200,000, all of which has been received, recoupable out of royalties owed to the Company based on product sales. DSL is obligated to pay the Company 30% of the wholesale price for JetFighter III. The agreement terminates in May 1998 (eighteen months following the receipt by DSL of a shippable master of such product).

     Panasonic. In November 1997, the Company entered into an agreement with Panasonic to distribute Monty Python series products in North America. Under this agreement, Panasonic made aggregate advances of $1,100,000 to the Company. Panasonic is entitled to receive royalties equal to 30% of gross profits (as defined) after recoupment of advances. The agreement provides that the products are to be marketed under the Panasonic name and identify 7th Level as the product developer.

     The distribution channels through which consumer software products are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and the emergence of new channels for distribution of consumer software products such as mass merchandisers and other retail outlets. In addition, there are an increasing number of companies and new market entrants competing for access to these channels. Retailers of the Company's products typically have limited shelf space and promotional resources, and competition is intense among an increasing number of newly introduced entertainment software titles for adequate levels of shelf space and promotional support. Competitors with extensive product lines and popular titles frequently have greater bargaining power with distributors and retailers and, accordingly, the Company may not be able to achieve the levels of support and shelf space that such competitors receive. See "Competition."


Software Development and Technology

     The Company's production process is designed to enable the Company to manage and control development and production budgets and timetables, identify and address possible production and technical issues and coordinate and implement marketing strategies in a creative environment. The Company utilizes an integrated scheduling and production process and software development tools, which include capabilities to produce cinematic quality movie sequences, full motion digital video and enhanced "real-time" 3-D graphics. The Company believes that its production capabilities permit it to produce high quality products on a timely and cost-effective basis.

     The Company has developed computer technologies such as LS3D, an advanced Sony PlayStation 3-D engine designed to provide realistic and natural interaction between animated characters; AGES, an adventure game engine and scripter designed to permit simple production of adventure games; M4 System, a multimedia movie magic maker designed to produce high quality cinematic movie sequences by permitting a sound sequence to incorporate voice, sound effects, stereo audio effects and 3-D sounds in cinematic scenes; and various other software development tools, including video compositing tools designed to produce full motion digital video, a 3-D PC engine designed to render realistically lighted 3-D scenes, and 3-D graphic simulation techniques designed to allow real life satellite information and data to be incorporated into software to produce realistic terrain features without warping or distortion.

     For the years ended October 31, 1996 and 1997, the Company incurred $718,089 and $1,248,258, respectively, on research and development relating to the Company's software products, including the salaries of programmers, artists and other personnel.

     The production of an interactive software title begins with a script and culminates with a CD-ROM master. Game concepts are subject to a preliminary development process during which six persons in the Company's creative and technical staff make determinations as to technical feasibility, costs, scheduling and commercial viability of a proposed product, and develop a budget and production schedule. The Company supplements its core creative and technical staff with actors, musicians, set designers, writers, artists and audio engineers on a freelance basis. Once technological feasibility is reached through the completion of a detailed program design, the production process involves creating game graphics, shooting full motion video, if necessary, and the composition and recording of music, sound effects and dialogue. The Company engages in extensive testing of game elements throughout the production process to insure product quality. Software development typically requires 18 months to complete from the time a new concept is approved.


Manufacturing

     The production of the Company's software includes CD-ROM pressing, assembly of product components, printing of product packaging and user manuals and shipping of finished goods, which is performed by third-party vendors in accordance with the Company's specifications and forecasts. The Company believes that there are alternative sources for these services that could be implemented without delay. The Company will be dependent on the ability of Interplay, Nintendo and other vendors to provide adequate supplies of high quality disks and video game cartridges on a timely basis and on favorable terms. To date, the Company has not experienced any material difficulties or delays in the manufacture of its products or material delays due to product defects. The Company's software products carry a 90-day limited warranty.


Competition

     The Company faces intense competition for a finite amount of consumer discretionary spending from numerous other businesses in the consumer software industry, including certain of its distributors, ranging from small companies with limited resources to large companies with substantially greater financial, technical, marketing and other resources than those of the Company. The Company competes primarily on the basis of product quality and features, production capabilities, access to distribution channels and price. The Company considers its primary competitors in the entertainment software market to be Activision, Inc., Electronic Arts, Inc., GT Interactive, Inc., CUC International, Inc., Maxis, Inc. and Sony Entertainment Corporation of America, Inc., among others. These and other companies with significantly greater financial resources than the Company may be able to carry larger inventories, adopt more aggressive pricing policies, make higher offers to high profile Hollywood talent, licensors and developers for commercially desirable properties and implement more extensive advertising campaigns, both generally and in response to efforts by additional competitors seeking to enter into new markets and market new products. In addition, new competitors, including large software companies, media companies and film studios, are increasing their focus on the interactive entertainment software market. Competition for the Company's products is influenced by the timing of competitive product releases and the similarity of such products to those of the Company, which may result in significant price competition, reduced operating margins, loss of shelf space or a reduction in sell-through of the Company's products at retail stores. The Company's products also compete with numerous other products and services which provide similar entertainment value, such as motion pictures, television and audio and video cassettes featuring similar themes, on-line computer programs and various other forms of entertainment which may be less expensive or provide other advantages to consumers.


Intellectual Property

     The Company regards certain of its software and production techniques as proprietary and attempts to protect such software and techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. The Company does not hold any patents or registered copyrights. Software products are susceptible to unauthorized copying. It may be possible for unauthorized third parties to copy or to reverse engineer the Company's products to obtain and use programming or production techniques that the Company regards as proprietary. In addition, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. As the number of interactive software products in the market increases and the functionality of these products further overlaps, the Company believes that interactive software will increasingly become the subject of claims that such software infringes the copyrights or patents of others. Although the Company believes that its products and technology do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others may occur. The Company has received correspondence from the holder of a patent relating to the animation of living beings in computer graphics alleging that the Company's products infringe such patent. The Company is aware that the holder of such patent has claimed that other companies involved in the entertainment software industry have also infringed such patent. There can be no assurance that the holder of such patent will not institute an action against the Company. Any such claims, with or without merit, can be time consuming and difficult to defend and, if successful, could have a material adverse effect on the Company.

     The Company currently holds United States trademark registrations for the "Take-Two Interactive Software" and "Mission Studios" names. The Company is not aware of any claims or infringement or other challenges to the Company's rights in these marks. The Company has filed trademark applications with the United States Patent and Trademark Office for the marks "JetFighter III," "Ripper" and "Black Dahlia."


Employees

     As of December 31, 1997, the Company had 96 full-time employees, including 5 executive officers, 49 engaged in product development, 16 in sales and marketing, and 26 in operations. None of the Company's employees are subject to a collective bargaining agreement. The Company considers its relations with employees to be good.


Item 2. Properties.

     The Company's principal executive and administrative office is located at 575 Broadway, New York, New York, in 3,500 square feet of office space under a lease with 575 Broadway Corporation, a company controlled by Peter M. Brant, the father of Ryan A. Brant, Chief Executive Officer of the Company. The lease extends through April 2000, under which the Company currently pays $8,774 per month, subject to annual consumer price index adjustments. The Company believes that the terms of the lease are no less favorable than those that would have been obtained from an unaffiliated third party. See "Certain Relationships and Related Transactions."

     The Company's main production facility is located in Latrobe, Pennsylvania in 11,500 square feet of leased office space. Pursuant to leases covering such space, the Company currently pays rent of $9,567 per month. The Company's leases expire in December 1998, with an option to renew for an additional five-year period.

     Mission leases approximately 1,500 square feet in Inverness, Illinois, from an unaffiliated third party. The lease expires in December 1997, with a year-to-year renewal option. Such lease provides for a monthly rent of $1,726.

     The Company leases 5,000 square feet of office space in Youngwood, Pennsylvania, which is currently vacant. The Company currently pays $2,710 per month under the lease, which extends through November 1999. The Company is seeking to sublet such office space.

     TTE leases office space in Windsor, United Kingdom. The lease provides for a current annual rent of (pound)100,000 ($168,000) and expires in August 2006.

     AIM leases office and storage space in College Point, New York. The lease provides for monthly rent of $3,000, plus any increases in real estate taxes, and expires in July 2001.

     AIM contracts for storage and shipping services in 10,000 square feet of warehouse space in Union City, New Jersey pursuant to a letter agreement. The agreement requires AIM to pay $43,168 per month, plus 1.6% of AIM's net revenues over $28,000,000 and certain freight charges, and is scheduled to expire in January 1999, if not renewed.

     ART leases approximately 2,500 square feet of office space in Oakville, Ontario, Canada. ART currently pays $2,378 per month under the lease, which expires in January 1998.

     IMSI leases approximately 600 square feet of office space in Midlothian, Virginia on a month-to-month basis from an entity controlled by Terry Phillips, a stockholder of the Company and a consultant to IMSI, for a fee of $1,000 per month.

     IMSI leases approximately 10,000 square feet of office and warehouse space in Richmond, Virginia. The lease provides for IMSI to pay monthly rent of $4,356 until October 1998, subject to certain increases thereafter, plus a pro rata share of increases in property taxes and insurance, and expires in October 2000.

     IMSI also leases approximately 3,500 square feet of warehouse space in Richmond, Virginia on a month-to-month basis for a fee of $1,490 per month.


Item 3. Legal Proceedings.

     In January 1997, Navarre Corporation filed a lawsuit in the District Court of Hennepin County, Minnesota against the Company alleging that the Company breached a distribution agreement by failing to remit monies for product returns and marketing charges. The Plaintiff is seeking $317,209 in damages. The Company filed an answer denying such allegations and has moved to dismiss the complaint. While the Company believes that it has meritorious defenses to such action and intends to vigorously defend this lawsuit, there can be no assurance that such action will be resolved in a manner favorable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Market Information. The Common Stock has traded since April 14, 1997 on the NASDAQ SmallCap Market under the symbol "TTWO." The following table sets forth, for the periods indicated, the range of the high and low bid prices for the Common Stock as reported by NASDAQ. Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                           High             Low
                                                           ----             ---
Fiscal Year Ended October 31, 1997
----------------------------------

Second Quarter
(commencing April 14, 1997) ....................           7 5/8           5 1/8

Third Quarter ..................................           9               7

Fourth Quarter .................................           8 3/8           6 5/8

Fiscal Year Ended October 31, 1998
----------------------------------

First Quarter
(through January 26, 1998)......................           7               4 1/2

     On January 26, 1998, the last sale price for the Common Stock as reported by NASDAQ was $6 1/4 per share. The number of record holders of the Company's Common Stock was approximately 45 as of January 26, 1998. The Company believes that there are in excess of 400 beneficial owners of its Common Stock.

     Dividend Policy. To date, the Company has not declared or paid any cash dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Company presently intends to retain all earnings to finance the Company's continued growth and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future.

     Recent Sales of Unregistered Securities. Pursuant to a Securities Purchase Agreement, dated October 14, 1997, the Company issued and sold to the Funds (i) 10% secured convertible notes (the "Notes") in the aggregate principal amount of $4,200,000; (ii) 50,000 shares of Common Stock, par value $.01 per share (the "Grant Shares"); and (iii) five-year warrants (the "Warrants") to purchase 250,000 shares of Common Stock (the "Warrant Shares") exercisable at a price of $6.46 per share. The net proceeds to the Company from the sale of the Notes, Grant Shares and Warrants was $4,007,000. In addition, the Company paid $168,000 and issued (i) 5,000 shares of Common Stock and (ii) Warrants to purchase 20,000 shares of Common Stock to Whale Securities Co., L.P. ("Whale") as a fee for services rendered in connection with the transactions contemplated by the Securities Purchase Agreement. The Notes are convertible, at the option of the holder, at any time commencing February 28, 1998, into shares of Common Stock (the "Note Conversion Shares"), having a value of 75% of the lowest daily weighted average sales price of the Common Stock during a period of fifteen (15) days prior to conversion, subject to a conversion limit (the "Conversion Limit") of 19.9% of the then issued and outstanding shares of Common Stock of the Company. In the event that aggregate Note Conversion Shares and other securities issuable under the Securities Purchase Agreement exceed the Conversion Limit, the Company will have 60 days following notice by the Funds to (i) obtain shareholder approval of the issuance of such securities or (ii) repay the balance of the Notes. The Company has agreed to issue additional Grant Shares (the "Additional Grant Shares") to the Funds in the event that the closing bid price of the Common Stock during the period ending thirty days from the date of effectiveness of a registration statement covering the Grant Shares (adjusted for certain events specified in the agreement) does not equal $7.75. In the event that any Additional Grant Shares are issued, the exercise price of the Warrants will be adjusted so that the value of the Warrants (using a Black-Scholes or similar model) equals the value of the Warrants as of the closing date. In connection with the above transaction, the Company relied on Section 4(2) under the Securities Act of 1933, as amended. Each of the Funds is an "accredited investor."

     Registration Rights. The Company granted to the Funds registration rights covering the Note Conversion Shares, Grant Shares, Warrant Shares and Additional Grant Shares (collectively, the "Securities") pursuant to a Registration Rights Agreement. Under such agreement, the Company is obligated to file a registration statement covering the sale of the Securities on or prior to April 14, 1998 and use its best efforts to cause such registration statement to become effective by June 30, 1998. Subject to certain limitations and exclusions, the Company also agreed to include 406,553 shares of Common Stock issued in connection with the acquisition of TTE and ART in a Registration Statement on Form S-3 to be filed under the Securities Act of 1993, as amended, in April 1998, and granted certain "piggyback" registration rights with respect to such Common Stock. The Company also entered into a Registration Rights Agreement with the former stockholders of IMSI and CAG pursuant to which the Company granted certain "piggyback" registration rights with respect to 250,000 shares, and has granted to Whale certain demand and "piggyback" registration rights with respect to an aggregate of 320,000 shares underlying warrants issued in connection with the Company's initial public offering.

     Use of Proceeds. In April 1997, the Company consummated an initial public offering of 1,600,000 shares of Common Stock and Warrants to purchase 1,840,000 shares of Common Stock (including warrants to purchase 240,000 shares issued pursuant to the exercise of an over-allotment option) and received net proceeds of $6,415,237, after payment of underwriting discounts and commissions and offering expenses of $1,768,764. In May 1997, the underwriter purchased 240,000 shares of Common Stock pursuant to an over-allotment option, resulting in additional net proceeds of $1,002,924, after payment of underwriting discounts and commissions and offering expenses of $197,076. Since July 15, 1997 (the date of the Company's initial Report on Form SR) through October 31, 1997, the Company used $803,933 of the net proceeds for product development; $1,042,818 for product acquisition; $347,025 for sales and marketing; $56,468 for expansion of production capacity; $750,000 for repayment of indebtedness to an affiliate; and $793,695 for working capital and general corporate purposes (including $40,315 of rent paid to an affiliate). See "Certain Relationships and Related Transactions."

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements contained herein which are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, risks associated with the Company's future growth and operating results, the ability of the Company to successfully integrate the businesses and personnel of newly acquired entities into its operations, the shift in business focus from software development to distribution, changes in consumer preferences and demographics, technological change, competitive factors and unfavorable general economic conditions. Actual results may vary significantly from such forward looking statements.


Overview

     The markets for interactive software games are characterized by short product lifecycles and frequent introduction of new products, most of which do not achieve sustained market acceptance. Substantially all sales of new products occur within the first three months following their release. The Company's success depends upon its ability to continually develop and/or acquire new, commercially successful products and to replace revenues from products at the later stages of their lifecycles. Any competitive, technological or other factor adversely affecting the acquisition, development, introduction or sale of software products could have a material adverse effect on the Company's future operating results.

     The Company's independent auditors have included an explanatory paragraph in their report stating that the Company's working capital deficiency and recurring negative cash flow from operations raise substantial doubt about the Company's ability to continue as a going concern. See Note 2 to Notes to Consolidated Financial Statements.

     The Company generates revenue from software product sales. Revenue from the sale of software products pursuant to domestic distribution agreements is recognized when sales by distributors occur, less an allowance for returns. Software license revenue is derived primarily under agreements with foreign distributors and is recognized in the period in which a product master is delivered to the distributor. Advances under such agreements are deferred and recognized as income when earned or when software is delivered. Distribution revenue is recognized upon product shipment. See Note 2 to Notes to Consolidated Financial Statements.

     The Company's products are subject to return if not sold to consumers. The Company accepts product returns for stock balancing, price protection or defective products. At the time of product sales, the Company establishes a reserve for future returns based primarily on its return policies and historical return rates and recognizes revenues net of product returns. The Company has historically experienced a product return rate of approximately 10% of gross revenues. Product returns which significantly exceed the Company's reserves would materially adversely affect the Company's operating results. See Note 2 to Notes to Consolidated Financial Statements.

     Research  and  development  costs  (consisting  primarily  of salaries  and related costs) incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting Standards Board (FASB) Statement No. 86. In accordance with FASB 86, the Company capitalizes software development costs subsequent to establishing technological feasibility (completion of a detailed program design) which is amortized (included in cost of sales) based on the greater of the proportion of current year sales to total estimated sales commencing with the product's release or the straight line method. At October 31, 1997, the Company had capitalized $4,315,728 of software development costs. The Company evaluates the recoverability of capitalized software costs which may be reduced materially in future periods. See Note 2 to Notes to Consolidated Financial Statements.

     In September 1996, the Company consummated a private placement pursuant to which it issued (i) $2,088,539 principal amount of promissory notes (the "1996 Notes") and (ii) five-year warrants to purchase 417,234 shares of Common Stock at an exercise price of $.01 per share. The Company recorded the 1996 Notes at a discount of $750,197 to reflect an allocation of the proceeds to the estimated value of the warrants, of which approximately $600,000 has been expensed in the year ended October 31, 1997. See "Certain Relationships and Related Transactions" and Note 7e to Notes to Consolidated Financial Statements.

     In September 1996, the Company acquired all of the outstanding capital stock of Mission, a software developer, in consideration of $1,674,478 in cash, the issuance of 182,923 shares of Common Stock (valued at $440,000) and two promissory notes in the aggregate principal amount of $667,750. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Mission are included in the Company's consolidated financial statements as of date of acquisition. Mission's only product at the time of the acquisition was JetFighter III, which was released for commercial distribution by the Company in November 1996. See "Certain Relationships and Related Transactions" and Note 3 to Notes to Consolidated Financial Statements.

     In October 1997, the Company issued (i) the Notes, (ii) the Grant Shares and (iii) the Warrants to the Funds. The Company recorded the Notes at a discount of $993,800 to reflect an allocation of the proceeds to the estimated value of the Warrants, Grant Shares and fees paid to the Funds, of which $110,422 has been expensed in the year ended October 31, 1997. In addition, deferred financing costs of $276,980 were recorded to reflect the amount paid to Whale as a fee for services rendered in connection with the transactions contemplated by the Securities Purchase Agreement in cash, shares of Common Stock and Warrants, of which $30,776 has been expensed in the year ended October 31, 1997. The Company anticipates that it will expense an aggregate of approximately $847,185 of discount and deferred financing costs related to the Notes during the three months ended January 31, 1998. See Note 7a to Notes to Consolidated Financial Statements.


Recent Acquisitions

     The Company has expanded its operations through acquisitions which could place a significant strain on its management, administrative, operational, financial and other resources. The Company has released additional products on new platforms, expanded its publishing and distribution operations, increased its development and product manufacturing expenditures, expanded its work force and expanded its presence in international markets. To successfully manage its growth, the Company will be required to continue to implement and improve its information and operating systems, hire, train and manage an increasing number of management and other personnel and monitor its operations (including controlling costs and maintaining effective inventory and quality controls). There can be no assurance that the Company will be able to successfully manage its expanded operations.

     In July 1997, the Company acquired all of the outstanding capital stock of TTE and ART from GameTek FL. The cost of the acquisition was $3,848,162, consisting of (i) the payment of $100,000 in cash, (ii) the issuance of 406,553 restricted shares of Common Stock of the Company (valued at $3,000,000), (iii) the issuance of an unsecured promissory note of the Company in the principal amount of $500,000 to GameTek FL's secured creditor, (iv) the issuance of a promissory note in the principal amount of $200,000 payable to GameTek FL together with accrued interest which was repaid on September 15, 1997 and (v) direct transaction costs of $48,162. The acquisition was accounted for as a purchase and, accordingly, the results of operations of TTE and ART are included in the Company's consolidated financial statements as of the date of acquisition. See Note 3 to Notes to Consolidated Financial Statements.

     In July 1997, the Company acquired all of the outstanding capital stock of IMSI and CAG. Pursuant to Agreements and Plans of Merger, all of the outstanding shares of common stock of each of IMSI and CAG were converted into an aggregate of 900,000 shares of restricted Common Stock of the Company. The acquisition has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the results of operations and financial position of IMSI and CAG for all periods presented. Prior to July 31, 1997, IMSI and CAG were S corporations. Distributions of $202,092 were made to the shareholders of IMSI and CAG prior to the acquisition. See Note 2 to Notes to Consolidated Financial Statements.

     In December 1997, pursuant to an Agreement and Plan of Merger, all of the outstanding shares of the capital stock of Alliance were converted into an aggregate of 500,000 shares of restricted Common Stock of the Company and Alliance was merged into AIM and became a wholly-owned subsidiary of IMSI. As additional consideration for the merger, the Company made a capital contribution to Alliance in the amount of $1.5 million and granted five-year options to purchase an aggregate of 76,000 shares of Common Stock at a price of $2.00 per share. The Company intends to account for the acquisition of Alliance as a purchase. For the year ended December 31, 1996, Alliance generated revenues of $27,552,133 and achieved net income of $101,190. See Note 14 to Notes to Consolidated Financial Statements.

     The Company effected recent acquisitions with the expectation that such acquisitions will result in significant beneficial synergistic effects for the combined companies, particularly with respect to new distribution operations, which the Company believes may provide a steady revenue stream and minimize periodic cash flow shortfalls. The Company (including through its subsidiaries, Mission and ART) has historically devoted its principal efforts to product development. The Company anticipates that, as a result of recent acquisitions, publishing and distribution activities by the Company, TTE, IMSI and AIM will account for an increasing portion of future revenues.

     The Company recently acquired the rights to distribute products designed for operation on the Nintendo 64 video gaming platform. In connection with marketing products for new and emerging hardware platforms, the Company's operations will be increasingly subject to product and platform lifecycles as a result of rapid technological change and evolving consumer preferences. Accordingly, the Company's success will be dependent upon its ability to anticipate and respond to such changes in acquiring and/or developing new products for distribution. There can be no assurance that the Company will be able to successfully identify, acquire or market products designed to operate on a variety of platforms which will achieve initial or continued market acceptance.


Results of Operations

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations:

                                                               Years Ended
                                                               October 31,
                                                           1996           1997
                                                           ----           ----
Net sales .......................................         100.0%         100.0%
Cost of sales ...................................          49.8           65.5
Research and development costs ..................           5.7            6.7
Selling and marketing ...........................          21.7           22.1
General and administrative ......................          14.2           17.8
Depreciation and amortization ...................           2.2            4.4
Interest expense ................................           1.8            5.3
Income taxes ....................................           0.2            0.1
Net income (loss) ...............................           4.4          (21.9)


Years Ended October 31, 1997 and 1996

     Net sales increased by $6,484,955, or 51.8%, from $12,529,128 for the fiscal year ended October 31, 1996 ("fiscal 1996") to $19,014,083 for the fiscal year ended October 31, 1997 ("fiscal 1997"). The increase was primarily attributable to the acquisition of TTE which released various Gameboy titles and Dark Colony, accounting for $4,112,329 of the increase, and an increase in IMSI's net sales due to the distribution of N64 products, which have a higher wholesale price per unit. The increase was also attributable to the release of JetFighter III in November 1996, which has sold in excess of 190,000 units worldwide. Domestic and foreign sales were approximately $15,857,979 and $3,156,104, respectively, or 83.4% and 16.6%, respectively, of the Company's net sales for fiscal 1997.

     Cost of sales increased by $6,222,486, or 99.8%, from $6,236,703 for fiscal 1996 to $12,459,189 for fiscal 1997. The increase in absolute dollars was primarily a result of the increase in net sales. Cost of sales as a percentage of net sales increased to 65.5% for fiscal 1997 from 49.8% for fiscal 1996. This increase was primarily due to royalties incurred from the release of JetFighter III, IMSI's lower margin distribution operations, the write-off of $560,500 of capitalized software costs and prepaid royalties in excess of their net realizable value. In future periods, costs of sales may be adversely affected by manufacturing and other costs, price competition and by changes in the mix of products and distribution channels.

     Research and development costs increased by $530,169, or 73.8%, from $718,089 for fiscal 1996 to $1,248,258 for fiscal 1997. This increase is primarily attributable to the acquisition of software developers (Mission in September 1996 and ART in July 1997) and increased staffing and related expenses associated with the development of software technologies. Research and development costs as a percentage of sales increased from 5.7% for fiscal 1996 to 6.7% for fiscal 1997. This increase is attributable to the increase in absolute dollars of research and development costs.

     Selling and marketing expenses increased by $1,485,906, or 54.7%, from $2,718,078 for fiscal 1996 to $4,203,984 for fiscal 1997. Selling and marketing costs as a percentage of net sales increased from 21.7% for fiscal 1996 to 22.1% for fiscal 1997. The increases in absolute dollars and as a percentage of net sales were primarily due to distribution fees paid to Interplay and marketing expenses incurred in connection with JetFighter III and the acquisition of TTE. The Company anticipates that future selling and marketing expenses will increase as a result of the newly acquired operations of TTE and AIM.

     General and administrative expenses increased by $1,609,530 or 90.6%, from $1,775,951 for fiscal 1996 to $3,385,481 for fiscal 1997. General and administrative expenses as a percentage of net sales increased from 14.2% for fiscal 1996 to 17.8% for fiscal 1997. The increases in both absolute dollars and as a percentage of net sales were primarily due to the Company's increase in salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations.

     Depreciation and amortization expense increased by $574,698, or 213.2%, from $269,523 for fiscal 1996 to $844,221 for fiscal 1997. This increase was attributable to the amortization of intangible assets that resulted from the Mission and TTE acquisitions. The Company expects that amortization expense will continue to increase as a result of the amortization of intangibles that resulted from the TTE and AIM acquisitions.

     Interest expense increased by $784,517, or 338.0%, from $232,095 for fiscal 1996 to $1,016,612 for fiscal 1997. The increase resulted primarily from the issuance of the 1996 Notes, offset by interest income from the investment of the proceeds of the Company's initial public offering.

     Income taxes decreased $10,628, or 36.6%, from $29,049 for fiscal 1996 to $18,421 for fiscal 1997. This decrease was primarily attributable to reduced net sales from foreign licensing and the resulting decrease in withholdings under such foreign licensing agreements.

     As a result of the foregoing, the Company incurred a net loss of $4,162,083 for fiscal 1997, as compared to net income of $549,640 for fiscal 1996.


Liquidity and Capital Resources

     The Company's primary capital requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically financed its operations through advances made by distributors, the issuance of debt and equity securities and bank borrowings. At October 31, 1997, the Company had working capital deficit of $1,442,974, as compared to a working capital deficit of $731,641 at October 31, 1996.

     Net cash used in operating activities for fiscal 1997 was $7,725,705 as compared to $630,925 for fiscal 1996. The increase was primarily attributable to an increase in accounts receivable, capitalized software development costs and prepaid and other current assets, offset by an increase in accounts payable, accrued expenses and advances from distributors. Net cash used in investing activities for fiscal 1997 was $1,036,044 as compared to $1,062,073 for fiscal 1996. The increase was primarily attributable to a reduction in the amount spent on fixed assets. Net cash provided by financing activities for fiscal 1997 was $10,083,008 as compared to $1,849,158 for fiscal 1996. The increase was primarily the result of the proceeds from the Company's initial public offering and the issuance of Notes under the Securities Purchase Agreement.

     In May 1995, the Company consummated a private placement, pursuant to which it issued 994,018 shares of Common Stock at a price of $2.41 per share and received net proceeds of approximately $2,300,000.

     In September 1996, the Company consummated a private placement pursuant to which it issued (i) $2,088,539 principal amount of the 1996 Notes and (ii) five-year warrants to purchase 417,234 shares of Common Stock at an exercise price of $.01 per share. Of such indebtedness, $523,320 principal amount of the 1996 Notes bears interest at an annual rate of 2% above the prime rate established from time to time by Chase Manhattan Bank N.A. and was payable on June 30, 1997. As of October 31, 1997, $149,748 principal amount of such indebtedness was outstanding. The $1,565,180 principal balance of such indebtedness bore interest at the rate of 14% per annum and was payable on May 14, 1998. In August 1997, the Company repaid $750,000 principal amount of such indebtedness and in September 1997 obtained bank financing to repay the balance of $815,180 principal amount of such indebtedness. See "Certain Relationships and Related Transactions."

     In December 1995, the Company entered into a loan agreement with Citibank, N.A. ("Citibank") which provides for borrowings under a revolving line of credit of up to $250,000. Interest accrues on advances at 9.5% per annum and is payable monthly. The line of credit is repayable in twenty-four equal monthly installments in the event Citibank terminates the Company's right to obtain future loans. At October 31, 1997, $246,997 was outstanding under the line of credit. Substantially all of the Company's assets are pledged to Citibank as collateral and the repayment of advances is personally guaranteed by Ryan A. Brant, Chief Executive Officer of the Company. See "Certain Relationships and Related Transactions."

     In connection with the Mission acquisition, the Company issued a promissory note in the principal amount of $337,750 bearing interest at the rate of 6% per annum, payable in equal monthly installments of $10,224 through September 1999. The Company also issued a promissory note in the principal amount of $330,000, of which $130,000 has been paid to date. Repayment of the remaining $200,000 is contingent upon the inclusion of a specific software engine in shipments of JetFighter IV. The Company has pledged the Mission stock as collateral for the repayment of such notes. See "Certain Relationships and Related Transactions."

     In connection with the purchase of TTE, ART and certain software games, the Company issued an unsecured promissory note to GameTek FL's secured creditor in the amount of $500,000 payable in two equal annual installments of $250,000 on July 28, 1998 and July 29, 1999, bearing interest at a rate of 8% per annum, payable quarterly. In addition, the Company issued a promissory note in the amount of $200,000 to GameTek FL which was repaid on September 15, 1997.

     In December 1996, TTE entered into a line of credit agreement (as amended in September 1997) with Barclay's Bank which provides for borrowings of up to approximately (pound)400,000 ($670,000). Advances under the line of credit bear interest at the rate of 2% over Barclay's base rate per annum (9.0% as of October 31, 1997), payable quarterly. Borrowings are collateralized by TTE's receivables which must at all times be at least twice the amount outstanding on the line of credit and are guaranteed by the Company. The line of credit is cancellable and repayable upon demand. The available credit under this facility is approximately (pound)96,000 ($160,000) at October 31, 1997.

     In February 1997, IMSI entered into a line of credit agreement with Crestar Bank which provides for borrowings of up to $250,000. Advances under the line of credit bear interest at Crestar's prime rate plus a margin of .5% per annum (9.0% as of October 31, 1997). At October 31, 1997, there was no borrowing availability under the line of credit. The line of credit was repaid and terminated in December 1997.

     In September 1997, the Company entered into a Credit Agreement with National Bank of Canada, pursuant to which the Company borrowed $800,000 evidenced by a promissory note bearing interest at the rate of 2% per annum above the prime rate established by the bank from time to time and repayable in nine equal monthly payments of $30,000 with a $530,000 payment due on June 30, 1998. Repayment of the loan is secured by substantially all of the Company's assets and is personally guaranteed by Ryan A. Brant, Chief Executive Officer of the Company, and Peter M. Brant, Ryan Brant's father. The loan was repaid in full in January 1998. See "Certain Relationships and Related Transactions."

     Pursuant to a Securities Purchase Agreement, dated October 14, 1997, the Company issued and sold to the Funds 10% secured convertible notes (the "Notes") in the aggregate principal amount of $4,200,000. The Notes are secured by a first priority security interest in letters of credit issued in respect of purchase orders for Wheel of Fortune and Jeopardy! products designed for Nintendo 64 platform (the "Products"). The Notes mature on September 30, 1999. The Company is required to repay the Notes prior to maturity under certain circumstances, including in the event of a change of control, a transfer of all or substantially all of the Company's assets, a merger or consolidation of the Company, the issuance of securities exceeding the Conversion Limit (if shareholder approval has not been obtained) or the failure of the Company to fulfill certain securities registration obligations. Notes repaid after February 28, 1998 are repayable at a premium. In addition, the Company is required to prepay the Notes through payments and collections (including draws under letters of credit) from the sale of the Products received by the Company after December 31, 1997. The Company also agreed to certain covenants, including limitations on the issuance of securities, mergers and acquisitions, incurrence of indebtedness, liens, the payment of dividends, capital expenditures and minimum levels of net worth.

     In December 1997, IMSI and AIM entered into a revolving line of credit agreement with NationsBank, N.A. which provides for borrowings of up to $5,000,000. Advances under the line of credit are based on a borrowing formula equal to the lesser of (i) $5,000,000 or (ii) 80% of eligible accounts receivable plus 50% of eligible inventory. Interest accrues on such advances at a rate of .75% over NationsBank's prime rate and is payable monthly. Borrowings under the line of credit are secured by a lien on accounts receivable and inventory of IMSI and AIM and are guaranteed by the Company. The loan agreement limits or prohibits IMSI and AIM, subject to certain exceptions, from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The available credit under this facility is approximately $80,000 at December 31, 1997. The line of credit expires on May 31, 1998. AIM also has an arrangement with Nationscredit Commercial Corporation of America, an affiliate of NationsBank ("Nationscredit"), whereby Nationscredit advances funds for the purchase of Nintendo hardware and software products and then bills AIM for amounts owed. A security agreement between AIM and Nationscredit grants Nationscredit a security interest in certain inventory and requires AIM to maintain a minimum working capital and tangible net worth. The Company has guaranteed the payment of amounts owed to Nationscredit.

     The Company's accounts receivable at October 31, 1997 were $4,666,862. Of such accounts receivable, $571,000 (or 12.3%) and $2,288,328 (or 49.0%), respectively, were due from Interplay and Blockbuster Video. Delays in collection or uncollectibility of accounts receivable could adversely affect the Company's working capital position. The Company is subject to credit risks, particularly in the event that any of its receivables represent sales to a limited number of retailers or distributors or are concentrated in foreign markets.

     The Company has no material commitments for capital expenditures. For the year ended October 31, 1996, the Company had capital expenditures of $159,029 related to additional computer equipment used primarily in connection with the development of software titles for video game console platforms. In May and June 1997, the

Company leased additional equipment and software. The leases extend through June 2000 and obligate the Company to pay $209,556 per annum.

     Pursuant to its agreement with Mindscape, the Company has agreed to make scheduled repayments to Mindscape in the aggregate amount of $1,412,000 ($170,666 of which has been repaid) as reimbursement for advances previously made by Mindscape. See Note 5a to Notes to Consolidated Financial Statements.

     Based on plans and assumptions relating to its operations, the Company believes that projected cash flow from operations and available cash resources will be sufficient to satisfy its contemplated cash requirements for the reasonably foreseeable future. Nonrenewal of the Company's line of credit with NationsBank could adversely affect the Company's financial condition and require the Company to seek to obtain additional financing. There can be no assurance that projected cash flow from operations and available cash will be sufficient to fund the Company's operations or that additional financing will be available to the Company, if required.

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

International Trade

     Product sales in international markets, primarily in the United Kingdom, other countries in Europe and the Pacific Rim, have accounted for a significant portion of the Company's revenues. For the years ended October 31, 1996 and 1997, sales of products in international markets accounted for approximately 24.2% and 16.6%, respectively, of the Company's revenues. The Company is subject to risks inherent in foreign trade, including increased credit risks, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which could have a significant impact on the Company. Product sales by TTE in France and Germany are made in local currencies. The Company does not engage in foreign currency hedging transactions. See Note 2 to Notes to Consolidated Financial Statements.

Year 2000 Issue

     The Company has assessed the potential issues associated with programming codes in its existing computer systems with respect to a two-digit year value for the year 2000 and believes that addressing such issues is not a material event or uncertainty that would cause reported financial information not to be indicative of future operating results or financial condition. The Company is currently upgrading its accounting software.

Inflation

     Inflation has historically not had a material effect on the Company's operations.


Item 7. Financial Statements.

     The financial statements appear in a separate section of this report following Part III.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III


Item 9. Directors and Executive Officers of the Registrant.

     The directors and executive officers of the Company are as follows:


Name                                      Age     Position
----                                      ---     --------

Ryan A. Brant..........................   26      Chief  Executive  Officer and
                                                  Director

Mark E. Seremet........................   32      President, Chief Operating
                                                  Officer and Director

Thomas Ptak............................   44      Vice President of Creative
                                                  Development

Barbara A. Ras.........................   35      Controller

James W. Bartolomei, Jr................   35      Vice President of Sales

Oliver R. Grace, Jr....................   44      Director

Neil S. Hirsch.........................   50      Director

David P. Clark.........................   29      Director

Kelly Sumner...........................   36      Director



     Ryan A. Brant has been Chief Executive Officer and a director of the Company since its inception. Prior to founding the Company, Mr. Brant served as Chief Operating Officer of Stewart, Tabori & Chang, Inc., an illustrated book publisher, from May 1991 to August 1993. Mr. Brant received a B.S. degree in Economics from the University of Pennsylvania's Wharton School of Business in May 1992.

     Mark E. Seremet has been President, Chief Operating Officer and a director of the Company since November 1993. From 1985 to July 1992, Mr. Seremet was the co-founder and President of Paragon Software Corporation ("Paragon"), the publisher of entertainment titles, including the best-selling Marvel Comics series featuring Spider Man, Captain America and The Punisher. Paragon was sold to MicroProse Software, Inc. ("MicroProse") in 1992. Mr. Seremet served as Executive Director of the multimedia division of MicroProse from August 1992 to October 1993 and was responsible for several successful interactive CD-ROM titles, including F15 Strike Eagle III and Mantis. Mr. Seremet was the recipient of the Small Business Administration's Young Entrepreneur of the Year Award in 1989. Mr. Seremet received a B.S. degree in Business Computer Systems Analysis from Saint Vincent College in 1986.

     Thomas Ptak has been Vice President of Creative Development of the Company since September 1996. Mr. Ptak was the President of Mission from October 1992 to September 1996. Prior to joining Mission, Mr. Ptak served as the President of Velocity Development Corporation, a software developer, from June 1988 to September 1992.

     Barbara A. Ras, CPA has served as the Controller of the Company since October 1994. Prior to joining the Company, Ms. Ras was employed as a tax accountant with Peter J. Murphy, CPAs from September 1992 to September 1994, and as an internal auditor with The New York Times Company from March 1988 to June 1991. Ms. Ras holds a B.S. degree in Accounting from St. John's University, and a Masters degree in Taxation from the State University of New York at Albany, which she received in August 1992.

     James W. Bartolomei, Jr. has been Vice President of Sales of the Company since July 1995. Prior to joining the Company, Mr. Bartolomei was Regional Sales Manager at Mindscape from November 1993 to June 1995, and Regional Sales Manager at Proxima, Inc., a computer peripherals company, from May 1992 to April 1993. Mr. Bartolomei received a B.A. degree from Colgate University in 1984.

     Oliver R. Grace, Jr. has been a director of the Company since April 1997. Mr. Grace, a private investor, has been the Chairman of the Board of Andersen Group, Inc., a dental products and video broadcasting equipment manufacturing company, since 1990. Mr. Grace has also been a director of Republic Automotive Parts, Inc., a distributor of replacement parts for the automotive aftermarket, since 1982. Mr. Grace is a general partner of Anglo American Security Fund, L.P., a private investment fund.

     Neil S. Hirsch has been a director of the Company since May 1995. Mr. Hirsch has been the President and Chief Executive Officer of Loanet, Inc., a worldwide communications network managing securities lending transactions of banks and brokerage firms since March 1994. From 1969 to January 1990, Mr. Hirsch was Chairman, Chief Executive Officer and President of Telerate, Inc., a financial information provider, which was acquired by Dow Jones & Co. Inc. Mr. Hirsch served as a consultant to Telerate, Inc. until September 1993. Mr. Hirsch served on the Board of Directors of Dow Jones & Co. Inc. from 1990 to May 1993. Mr. Hirsch was elected to the Information Industry Hall of Fame in 1985.

     David P. Clark has been a director of the Company since December 1997. Mr. Clark has been President of IMSI since January 1997. Prior to joining IMSI, Mr. Clark was employed as a Sales Manager at Acclaim Entertainment from September 1994 to December 1996. From December 1992 to August 1994, Mr. Clark was a Regional Sales Manager for Sony Imagesoft.

     Kelly Sumner has been a director of the Company since December 1997. Mr. Sumner has been President of TTE since July 1997. Prior thereto, from April 1993 to July 1997, Mr. Sumner was President and Chief Operating Officer of Gametek, Inc. From June 1979 to April 1993, Mr. Sumner was Managing Director of the UK subsidiary of Commodore Business Machines.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     The Company intends to establish an Audit Committee and a Compensation Committee of the Board of Directors.

     The Company has agreed, until April 2000, if so requested by Whale, the underwriter of the Company's initial public offering, to nominate and use its best efforts to elect a designee of Whale as a director of the Company or, at Whale's option, as a non-voting adviser to the Company's Board of Directors. The Company's officers, directors and principal stockholders have agreed to vote their shares of Common Stock in favor of such designee. Whale has not yet exercised its right to designate such a person.

Item 10. Executive Compensation.


     The following table sets forth the cash compensation paid by the Company during the fiscal years ended October 31, 1995, 1996 and 1997 to its Chief Executive Officer and to each of its executive officers whose compensation exceeded $100,000 (the "Named Executives"):

                                                     Summary Compensation Table

                                                                                                                   Long-Term
                                                                                                                  Compensation
                                                                 Annual Compensation                                 Award
                                         ----------------------------------------------------------------          -----------
                                                                                                                   Securities
                                         Year Ended                                          Other Annual          Underlying
Name and Principal Position              October 31,       Salary($)        Bonus($)       Compensation(1)         Options(#)
---------------------------              -----------       ---------        --------       ---------------         -----------
Ryan A. Brant
Chief Executive Officer.............       1997             125,000              --                --              50,000(2)
                                           1996             119,319              --                --                  --
                                           1995             116,100              --                --                  --

Mark E. Seremet
President...........................       1997             175,000          150,000               --              50,000(2)
                                           1996             141,158           42,350               --              58,203(3)
                                           1995             132,996           68,850               --                  --

James W. Bartolomei, Jr.
Vice President of Sales.............       1997             104,800           10,500               --                  --
                                           1996             104,800            6,000               --              41,573
                                           1995              32,750              --                --                  --

Barbara A. Ras                             1997             100,000           10,000               --              25,000(2)
Controller..........................       1996              82,333              ---               --                  --
                                           1995              56,250            2,000               --              40,243(3)

Thomas Ptak
Vice President of Creative
 Development........................       1997            140,000(4)            --                --              15,000(2)
                                           1996              11,667              --                --                  --
                                           1995                 --               --                --                  --

----------

(1) The aggregate value of benefits to be reported under the "Other Annual Compensation" column did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the Named Executive.

(2)  Represents  stock options  granted  under the  Company's  1997 Stock Option
     Plan.

(3)  Represents  stock options  granted  under the  Company's  1994 Stock Option
     Plan.

(4) Does not include royalties of $458,482 paid to Mr. Ptak and his affiliates in connection with the sale of JetFighter products.

     The following table sets forth information concerning stock options granted in the year ended October 31, 1997 to the Named Executives:

                                         Option Grants in Fiscal Year Ended October 31, 1997

                                                  Individual Grants
                                       ----------------------------------------------
                            Number of                                                                  Potential Realizable
                            Securities          Percent of Total                                       Value at Assumed
                            Underlying          Options Granted         Exercise                       Annual Rates of Stock
                            Options             to Employees in         Price          Expiration      Price Appreciation for
Name                        Granted (#)         Fiscal Year(%)          ($/Sh)            Date         Option Term (1)
----                        -----------         ----------------        --------       ----------      ----------------------
                                                                                                       5%($)          10%($)
                                                                                                       -----          ------
Ryan A. Brant                50,000(2)               12.8                 5.50          4/17/2002      44,000         127,500


Mark E. Seremet              50,000(2)               12.8                 5.00          4/17/2002      69,000         152,500


James W. Bartolomei                --                 --                   --                 --         --             --


Barbara A. Ras               25,000(2)                6.4                 5.00          4/17/2002      34,500         76,250


Thomas Ptak                  15,000(3)                3.9                 5.00          4/17/2002      20,700         45,750


----------

(1) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming the Company's Common Stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment or nontransferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the Common Stock, there can be no assurance that the amounts reflected in this table will be achieved.

(2) Represents five-year options exercisable as to one-fifth of the shares covered thereby in each year commencing on the date of grant.

(3) Represents five-year options exercisable as to one-third of the shares covered thereby in each year commencing on the date of grant.

     The following table sets forth information concerning the value of options exercised during the year ended October 31, 1997 and the value of unexercised stock options held by the Named Executives as of October 31, 1997:

                                           Aggregated Option Exercises and Year End Values

                                                                    Number of Securities
                                                                         Underlying                         Value of Unexercised
                                                                     Unexercised Options                    In-the-Money Options
                                                                   at October 31, 1997 (#)                at October 31, 1997 ($)*
                                                              -------------------------------         -----------------------------
                              Shares            Value
                            Acquired on        Realized
Name                       Exercise (#)          ($)          Exercisable        Unexercisable        Exercisable     Unexercisable
----                       ------------        --------       -----------        -------------        -----------     -------------
Ryan A. Brant                15,000            113,700          493,880             40,000             2,833,520          50,000

Mark E. Seremet                 --                 --           357,553             40,000             2,034,388          70,000

James W. Bartolomei             --                 --            27,715             13,858               154,927          77,466

Barbara A. Ras                  --                 --            45,243             20,000               183,405          35,000

Thomas Ptak                     --                 --             5,000             10,000                 8,750          17,500

----------------

* Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the Common Stock, which was $6.75 on October 31, 1997.

Director Compensation

     Non-employee directors currently receive no cash compensation for serving on Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings.

Employment Agreements

     Each of Ryan A. Brant and Mark E. Seremet has entered into an employment agreement with the Company for a four-year term commencing November 1, 1996. Pursuant to the employment agreements, Messrs. Brant and Seremet have agreed to devote their full time to the business of the Company as its Chief Executive Officer and its President and Chief Operating Officer, respectively. The employment agreements provide that Messrs. Brant and Seremet are entitled to receive a base salary of $125,000 and $175,000, respectively, subject to cost of living increases and annual cash bonuses equal to 3% of earnings before interest and taxes in the event the Company achieves certain earnings levels. In the event the employment agreements are terminated by the Company without cause, Messrs. Brant and Seremet will be entitled to receive their base salary through the remaining term of the agreement. The employment agreements contain covenants restricting the executive from engaging in any activities competitive with the business of the Company during the term of the agreement and for a period of one year thereafter.

     In connection with the Mission acquisition, the Company entered into an employment agreement with Thomas Ptak for a term expiring on September 30, 2000. Pursuant to the employment agreement, Mr. Ptak has agreed to devote substantially all of his business and professional time and efforts to the business of the Company as its Vice President of Creative Development. The employment agreement provides that Mr. Ptak is entitled to receive an annual base salary of $140,000 and a monthly bonus equal to 19.30% of the Net Profit (as defined) from sales of CD-ROM and electronic and derivative entertainment product lines other than JetFighter III developed after September 17, 1996 by staff supervised by Mr. Ptak and sales of products ancillary to JetFighter III which are published more than 18 months after the date on which JetFighter III was first shipped. In the event the employment agreement is terminated by the Company without cause, Mr. Ptak will be entitled to continue to receive his bonuses under the employment agreement and his base salary. The employment agreement also contains a covenant prohibiting Mr. Ptak from disclosing confidential information regarding the Company.

     Effective July 1, 1995, the Company entered into an employment agreement with James W. Bartolomei, Jr., pursuant to which Mr. Bartolomei agreed to devote substantially all of his business and professional time and efforts to the business of the Company as its Vice President of Sales. The employment agreement provides that Mr. Bartolomei shall receive a base salary of $100,000, and shall be entitled to receive an annual cash bonus based on the achievement by the Company of its business plan. In the event the employment agreement is terminated, Mr. Bartolomei shall be entitled to receive severance equal to one month's salary.

     TTE has entered into an employment agreement with Kelly Sumner, an executive officer of TTE and a director of the Company, pursuant to which Mr. Sumner agreed to continue his employment with TTE as President/Managing Director for a three-year term. The agreement provides that Mr. Sumner is entitled to an annual salary of (pound)100,000 ($168,000), plus an annual bonus equal to 7.5% of the net pre-tax profits of TTE. Mr. Sumner also agreed not to engage in any business which is a competitor of TTE in either England or Wales during the term of the employment agreement and for a period of six months after termination of his employment with TTE (or an affiliate or subsidiary of TTE).

     IMSI has entered into a three-year employment agreement with David P. Clark, a director of the Company, and entered into a three-year consulting agreement with Terry Phillips. Pursuant to such agreements, each of Messrs. Clark and Phillips are entitled to receive 6% of earnings before interest and taxes generated by IMSI up to $500,000 and 9% of earnings before interest and income taxes in excess of $500,000. Mr. Clark is also entitled to receive a base salary of $120,000 per annum pursuant to his employment agreement. Mr. Phillips received commissions of approximately $19,000 on IMSI sales for the period ended October 31, 1997.

     AIM entered into a four-year employment agreement with each of Jay Gelman and Larry Muller, the former stockholders of AIM. Such agreements provide that each of Messrs. Gelman and Muller is entitled to receive an annual salary of $183,500 and incentive compensation equal to 5% of Alliance's earnings before taxes. In addition, each of Messrs. Gelman and Muller are entitled to receive a bonus equal to .125% of the first $20 million in combined sales of AIM and Take-Two during each year.

Stock Options Plans

     1994 Stock Option Plan. In February 1994, the stockholders of the Company approved the Company's 1994 Qualified Incentive Stock Option Plan, as adopted by the Company's Board of Directors (the "1994 Plan"), and as amended in April 1995 and January 1996, pursuant to which key employees of the Company are eligible to receive incentive stock options to purchase up to an aggregate of 896,654 shares of Common Stock. There are currently outstanding under the 1994 Stock Option Plan stock options for an aggregate of 879,991 shares of Common Stock at exercise prices ranging from $.45 to $2.41 per share, and expiring at various times from 1999 through 2005. The exercise prices applicable under such outstanding stock options represent not less than 100% of the fair market value of the underlying Common Stock as of the date that such options were granted, as determined by the Board of Directors of the Company on the date that such options were granted. Of such options: (i) options to purchase 498,880 shares were granted to Ryan A. Brant in 1994 at an exercise price of $.92 per share (15,000 of which were exercised in July 1997); (ii) options to purchase 349,216 shares were granted to Mark E. Seremet, including 166,293 options granted in 1994 at an exercise price of $.45 per share, 124,720 options granted in 1994 at an exercise price of $.92 and 58,203 options granted in 1996 at an exercise price of $2.41; and (iii) options to purchase 40,243 shares were granted to Barbara A. Ras in 1995 at an exercise price of $2.41 per share.

     1997 Stock Option Plan. In January 1997, the stockholders of the Company approved the Company's 1997 Stock Option Plan, as adopted by the Company's Board of Directors (the "1997 Plan"), pursuant to which officers, directors, employees and consultants of the Company are eligible to receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 400,000 shares of the Company's Common Stock. To date, the Company has granted options to purchase 390,000 shares under the 1997 Plan. In April 1997, the Company granted options under the Plan to Ryan A. Brant (50,000 options), Mark E. Seremet
(50,000 options), Barbara A. Ras (25,000 options) and Thomas Ptak (15,000 options), entitling them to purchase an aggregate of 140,000 shares of Common Stock, all of which provide for an exercise price equal to $5.00 per share (except that Mr. Brant's options have an exercise price of $5.50), are exercisable at the rate of 20% of the number of options granted in each of calendar 1997 through 2001, inclusive, commencing in April 1997 (except that Mr. Ptak's options are exercisable at the rate of 33.3% of the number of options granted in each of calendar 1997 through 1999) and, unless exercised, expire five years from the date of grant (subject to prior termination in accordance with the applicable stock option agreements). The exercise price applicable to all outstanding stock options represents not less than 100% of the fair market value of the underlying Common Stock as of the date that such options were granted.

     With respect to incentive stock options, both stock option plans provides that the exercise price of each such option must be at least equal to 100% of the fair market value of the Common Stock on the date that such option is granted (and 110% of fair market value in the case of stockholders who, at the time the option is granted, own more than 10% of the total outstanding Common Stock), and require that all such options have an expiration date not later than that date which is one day before the tenth anniversary of the date of the grant of such options (or the fifth anniversary of the date of grant in the case of 10% stockholders). However, with certain limited exceptions, in the event that the option holder ceases to be associated with the Company or engages in or is involved with any business similar to that of the Company, such option holder's incentive options immediately terminate. Pursuant to the provisions of the plans, the aggregate fair market value, determined as of the date(s) of grant, for which incentive stock options are first exercisable by an option holder during any one calendar year cannot exceed $100,000.

     With respect to non-qualified stock options, the Plan requires that the exercise price of all such options be at least equal to 100% of the fair market value of the Common Stock on the date such option is granted, provided that non-qualified options may be issued at a lower exercise price (but in no event less than 85% of fair market value) if the net pre-tax income of the Company in the full fiscal year immediately preceding the date of the grant of such option (the "Prior Year") exceeded 125% of the mean annual average net pre-tax income of the Company for the three fiscal years immediately preceding such Prior Year. Non-qualified options must have an expiration date not later than that date which is the day before the eighth anniversary of the date of the grant of the subject option. However, with certain limited exceptions, in the event that the option holder ceases to be associated with the Company or engages in or becomes involved with any business similar to that of the Company, such option holder's non-qualified options immediately terminate.

Item 11. Security Ownership of Certain Beneficial Owners and Management.


     The following table sets forth certain information as of January 26, 1998, relating to the beneficial ownership of shares of Common Stock by (i) each person or entity who is known by the Company to own beneficially 5% or more of the outstanding Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executives, and (iv) all directors and executive officers of the Company as a group.

                                                        Number of Shares             Percentage of Outstanding
                                                         of Common Stock                    Common Stock
Name and Address of Beneficial Owner(1)               Beneficially Owned(2)              Beneficially Owned
---------------------------------------               ---------------------              ------------------
Ryan A. Brant(3) .................................          4,441,928                          42.0%

Mark E. Seremet(4) ...............................            359,216                           3.6

Thomas Ptak(5) ...................................            187,923                           1.9

Barbara A. Ras(6) ................................             45,243                             *

James W. Bartolomei, Jr.(7) ......................             27,715                             *

Oliver R. Grace, Jr.(8) ..........................            781,338                           7.9

Neil S. Hirsch(9) ................................          3,948,048                          39.2

Ira Shapiro(10) ..................................            682,494                           7.0

Bridgehampton Investors, L.P.(11) ................          3,948,048                          39.2

Anglo American Security Fund, L.P.(12) ...........            754,786                           7.7

David P. Clark(13) ...............................            425,000                           4.4

Kelly Sumner(14) .................................             33,000                             *

All directors and executive officers as a
group (nine persons) .............................          6,301,363(15)                      56.8%

------------

*    Less than 1%.

(1) Unless otherwise indicated, the address of each beneficial owner is 575 Broadway, New York, New York 10012. The address of Anglo American Security Fund, L.P. is 55 Brookville Road, Glen Head, New York 11545. The address of Ira Shapiro is P.O. Box 155, Litchfield, Connecticut 06759.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date of this report upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this report, have been exercised.

(3) Includes (i) 3,948,048 shares of Common Stock held by Bridgehampton Investors, L.P., a Connecticut limited partnership ("Bridgehampton"), of which Mr. Brant is a general partner and shares voting and investment power with an entity controlled by Neil S. Hirsch with respect to such shares,
     (ii) 483,880
     shares of Common Stock issuable upon the exercise of options granted under the 1994 Plan, and (iii) 10,000 shares of Common Stock issuable upon the exercise of options granted under the 1997 Plan, which are currently exercisable.

(4) Includes (i) 347,553 shares of Common Stock issuable upon the exercise of options granted under the 1994 Plan, and (ii) 10,000 shares of Common Stock issuable upon the exercise of options granted under the 1997 Plan, which are currently exercisable.

(5) Includes 5,000 shares of Common Stock issuable upon the exercise of options granted under the 1997 Plan.

(6) Includes (i) 40,243 shares of Common Stock issuable upon the exercise of options granted under the 1994 Plan, and (ii) 5,000 shares of Common Stock issuable upon the exercise of options granted under the 1997 Plan, which are currently exercisable.

(7)  Represents shares of Common Stock issuable upon the exercise of options.

(8) Includes: (i) 689,440 shares of Common Stock owned of record by Anglo American Security Fund, L.P. ("Anglo American"), of which Mr. Grace is a general partner, (ii) 42,387 shares of Common Stock issuable upon the exercise of warrants owned by Anglo American, (iii) 17,959 shares of Common Stock issuable upon the exercise of options owned by Anglo American, (iv) 5,765 shares of Common Stock issuable upon the exercise of warrants owned by an affiliated entity and (v) 20,787 shares of Common Stock issuable upon the exercise of options owned by Mr. Grace.

(9) Represents 3,948,048 shares of Common Stock held by Bridgehampton, of which an entity controlled by Mr. Hirsch is a general partner and shares voting and investment power with Ryan A. Brant with respect to such shares.

(10) Includes 21,618 shares of Common Stock held by Mr. Shapiro's minor children.

(11) The  general  partners  of  Bridgehampton  are  Ryan A.  Brant,  the  Chief
     Executive Officer of the Company, and an entity controlled by Neil S. Hirsch, a director of the Company. Messrs. Brant and Hirsch together have sole voting and investment power with respect to the shares of Common Stock held by Bridgehampton. Messrs. Brant and Hirsch beneficially own 1.9% and 5.6%, respectively, of Bridgehampton. The limited partners of Bridgehampton, who have no voting or investment power with respect to the shares of Common Stock held by Bridgehampton, include Peter M. Brant, the father of Ryan A. Brant, who owns 40.7% of Bridgehampton, and the Incentive Profit-Sharing Plan of a corporation of which Mr. Brant's father is a trustee, which owns 49.2% of Bridgehampton. Pursuant to the limited partnership agreement of Bridgehampton, such partnership may not be terminated, and its voting and investment powers may not be amended, until January 2002.

(12) Includes (i) 42,387 shares of Common Stock issuable upon the exercise of warrants and (ii) 17,959 shares of Common Stock issuable upon the exercise of options.

(13) Includes 187,500 shares held by Mr. Clark's wife. Mr. Clark disclaims beneficial ownership of the shares held by his wife.

(14) Includes 8,000 shares of Common Stock issuable upon the exercise of options.

(15) Includes  currently   exercisable  options  and  warrants  to  purchase  an
     aggregate of 1,351,041 shares of Common Stock.

Item 12. Certain Relationships and Related Transactions.

     In connection with a private financing in September 1996, Peter M. Brant, the father of Ryan A. Brant, Chief Executive Officer of the Company, Neil Hirsch, a director of the Company, Ira Shapiro, a principal stockholder and former director of the Company, and Anglo American purchased $1,565,180, $72,228, $65,500 and $212,867, respectively, of the principal amount of the 1996 Notes and received five-year warrants to purchase 312,339, 14,413, 13,071 and 42,387 shares, respectively, at an exercise price of $.01 per share. In April 1997, the Company repaid $65,500 and $212,867 principal amount of the 1996 Notes, respectively, to Mr. Shapiro and Anglo American. In January 1997, Peter
M. Brant agreed to extend the repayment of his portion of the 1996 Notes until May 14, 1998. In consideration for such extension, the interest rate on the 1996 Notes held by Mr. Brant was increased to 14% per annum. In August 1997, the Company repaid $750,000 principal amount of such indebtedness to Mr. Brant and, in September 1997, obtained bank financing to repay the balance of $815,180 principal amount of such indebtedness.

     In February 1994, the Company entered into a five-year consulting agreement with Mr. Shapiro under which the Company agreed to pay to Mr. Shapiro a fee of $75,000 per annum (payable quarterly) in consideration of business consulting services. In September 1996, the Company issued to Mr. Shapiro 42,496 shares of Common Stock and a promissory note in the principal amount of $65,500 on the same terms and conditions as the 1996 Notes in lieu of $167,000 owed to Mr. Shapiro under the consulting agreement. At October 31, 1997, the Company owed Mr. Shapiro $61,000 pursuant to the consulting agreement.

     In connection with Mission acquisition in September 1996, the Company issued a promissory note in the principal amount of $337,750, payable to Thomas Ptak, Vice President of Creative Development of the Company, in equal monthly installments of $10,224 through September 1999, and a promissory note in the principal amount of $330,000, of which $200,000 is currently outstanding and is payable in the event that the Company includes a specific software engine in shipments of JetFighter IV. The repayment of such indebtedness is secured by the Mission stock held by the Company. In addition, the Company agreed to pay Mr. Ptak and his affiliates 77.2% of net cash receipts derived from sales of JetFighter III, and agreed to pay royalties of 19.3% derived from sales of other products developed under his supervision (including JetFighter IV and
JetFighter: Full Burn) pursuant to his employment agreement with the Company. The Company also assumed an obligation to repay a $15,000 principal amount promissory note issued to Mr. Ptak's sister. Such note bears interest at the rate of 12% per annum and is payable on demand.

     The Company leases its office space in New York from 575 Broadway Corporation, a corporation controlled by Ryan A. Brant's father.

     All of the Company's indebtedness to the Citibank is personally guaranteed by Ryan A. Brant. Messrs. Ryan A. Brant and Peter M. Brant personally guaranteed the Company's Credit Agreement with the National Bank of Canada, which was repaid in January 1998.

     In February 1997, Anglo American, of which Oliver R. Grace, Jr., a director of the Company, is a general partner, agreed to convert shares of Series B Convertible Preferred Stock into 409,791 shares of Common Stock. As an inducement to enter into such agreement, the Company issued to Anglo American options to purchase 38,746 shares of Common Stock at an exercise price of $2.41 per share. In addition, the Company entered into a three-year consulting agreement with an affiliate of Anglo American, pursuant to which such affiliate agreed to provide management consulting services to the Company in consideration of the payment of $100,000 over the term of the agreement, of which $33,333 was paid in April 1997. The Company also paid $35,000 to Anglo American in dividends on the Series B Preferred Stock.

     During the years ended October 31, 1996 and 1997, IMSI paid sales commissions of $33,000 and $18,603, respectively, to a company controlled by Terry Phillips, a stockholder of the Company and a consultant to IMSI. As of October 31, 1997, there was $39,633 and $3,346, respectively, due from David Clark, a director of the Company, and Mr. Phillips relating to advances made prior to the IMSI acquisition.

     The Company believes that all of such transactions and arrangements were advantageous to the Company and were on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits

3.1       Form of Restated Certificate of Incorporation of the Company.+

3.2       By-Laws of the Company.+

10.1 Amended and Restated Employment Agreement, dated as of November 1, 1996, between the Company and Ryan A. Brant, as amended.+

10.2 Amended and Restated Employment Agreement, dated as of November 1, 1996, between the Company and Mark E. Seremet, as amended.+

10.3 Employment Agreement, dated September 17, 1996, between the Company and Thomas Ptak.+

10.4 Employment Letter, dated June 20, 1994, between the Company and Jamie Bartolomei.+

10.5      1994 Stock Option Plan of the Company.+

10.6      1997 Stock Option Plan of the Company.+

10.7 Distribution Agreement, dated as of December 27, 1996, between the Company and Mindscape, Inc.+

10.8 Distribution Agreement, dated as of January 19, 1996, between the Company and Acclaim Entertainment, Inc., as amended on August 23, 1996 and December 16, 1996.+

10.9 Distribution Agreement, dated as of August 23, 1996, between the Company and Acclaim Entertainment, Inc.+

10.10 License Agreement, dated as of August 23, 1996, between the Company and Acclaim Entertainment, Inc.+

10.11 Distribution Agreement, dated as of December 16, 1993, between the Company and Interplay Productions, Inc.+

10.12 License Agreement, dated as of May 3, 1996, between TSR, Inc. and the Company.+

10.13 License Agreement, dated as of May 6, 1996, between TSR, Inc. and the Company.+

10.14 License Agreement, dated as of October 3, 1996, between the Company and Legend Entertainment Inc., as amended on January 28, 1997.+

10.15 Letter, dated December 3, 1993, with agreement between RD Technologies and Mission Studios.+

10.16 Consulting Agreement, dated February 9, 1994, between Ira Shapiro and Interoptica Holdings Ltd. (assumed by the Company).+

10.17     Agreement, dated December 1994, between the Company and Mikto Ltd.+

10.18 Sony PlayStation License Agreement, dated March 3, 1995, between Sony Computer Entertainment of America and the Company.+

10.19 Development Tool Agreement, dated as of March 3, 1995, between Sony Computer Entertainment of America and the Company.+

10.20 Form of Shareholders' Agreement executed in May 1995 among the stockholders of the Company listed therein.+

10.21 Software Development Agreement, dated as of August 14, 1995, between the Company and 3000 AD, Inc., as amended.+

10.22 Form of Series "A" Note, Note Amendment and Warrant of the Company executed in September 1996.+

10.23 Term Sheet for JetFighter IV Project, dated September 16, 1996, between Mission Studios Corp. and RD Technologies.+

10.24 Letter Agreement, dated February 7, 1997, between Anglo American Security Fund L.P. and the Company.+

10.25 Distribution Agreement, dated February 7, 1997, between Mindscape, Inc. and the Company.+

10.26 Asset and Stock Purchase Agreement dated July 29, 1997 by and among the Company, TTE, ART and GameTek (FL).++

10.27 Promissory Note dated July 29, 1997 in the principal amount of $500,000.++

10.28 Promissory Note dated July 29, 1997 in the principal amount of $200,000.++

10.29     Employment Agreement between TTE and Kelly Sumner.++

10.30     Gameboy Distribution Agreement.++

10.31     N64 Distribution Agreement.++

10.32 Agreement and Plan of Merger dated July 10, 1997 by and among the Company, IMSI, David Clark, Karen Clark, Terry Phillips and Cathy Phillips.++

10.32 Agreement and Plan of Merger dated July 31, 1997 by and among the Company, CAG, David Clark, Terry Phillips and Russell Howard.++

10.33     Employment Agreement between IMSI and David Clark.++

10.34     Consulting Agreement between IMSI and Terry Phillips.++

10.35 Registration Rights Agreement by and among the Company, David Clark, Karen Clark, Terry Phillips, Cathy Phillips and Russell Howard.++

10.36     Registration  Rights  Agreement  by and among the Company and GameTek,
          Inc.++

10.37 Securities Purchase Agreement, dated October 14, 1997, by and among the Company and the Funds.+++

10.38 Convertible Note No. 1, dated October 14, 1997, in favor of Infinity Investors Limited.+++

10.39 Convertible Note No. 2, dated October 14 1997, in favor of Infinity Emerging Opportunities Limited.+++

10.40 Convertible Note No. 3, dated October 14, 1997, in favor of Glacier Capital Limited.+++

10.41 Common Stock Purchase Warrant, dated October 14, 1997, in favor of Infinity Investors Limited.+++

10.42 Common Stock Purchase Warrant, dated October 14, 1997, in favor of Infinity Emerging Opportunities Limited.+++

10.43 Common Stock Purchase Warrant, Dated October 14, 1997, in favor of Glacier Capital Limited.+++

10.44 Registration Rights Agreement, dated October 14, 1997, by and among the Company and the Funds.+++

10.45 Security Agreement, dated October 14, 1997, by and between the Company and HW Partners, L.P., as agent for and representative of the Funds.+++

10.46 Security Agreement, dated October 14, 1997, by and between Inventory Management Systems, Inc. and HW Partners, L.P., as agent for and representative of the Funds.+++

10.47 Transfer Agent Agreement, dated October 14, 1997, by and among the Company, the Funds and American Stock Transfer & Trust Company, as transfer agent.+++

10.48 Agreement and Plan of Merger dated as of December 22, 1997 by and among the Company, IMSI, AIM, Alliance, Jay Gelman, Larry Muller and Andre Muller.++++

10.49     Employment Agreement between AIM and Jay Gelman.++++

10.50     Employment Agreement between AIM and Larry Muller.++++

10.51 Loan Documents by and among NationsBank, N.A., IMSI, AIM and the Company, as guarantor.++++

10.52 Summary of Terms, dated as of November 6, 1997, between the Company and Panasonic Interactive Media.

10.53 Term Sheets, dated as of November 11, 1997 and January 28, 1998, between the Company and Mindscape, Inc.

10.54 Term Sheet, dated as of November 13, 1997, between the Company and Interplay Productions.

11.1      Statement re: Computation of Per Share Earnings.

22.1      Subsidiaries of the Company.

27.1      Financial Data Schedule (SEC use only).

----------

+ Incorporated by reference to the applicable exhibit contained in the Company's Registration Statement on Form SB-2 (file no. 333-6414).

++ Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated July 29, 1997.

+++ Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated October 24, 1997.

++++ Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated December 24, 1997.


(b)  Reports on Form 8-K filed during the quarter ended October 31, 1997:

     Form 8-K dated July 29, 1997 relating to the acquisitions of TTE, ART and IMSI. Form 8-K dated October 24, 1997 relating to the issuance of the Notes to the Funds.

Report of Independent Accountants

To the Stockholders of
Take-Two Interactive Software, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES as of October 31, 1997, and the related consolidated statements of operations, stockholders' equity , and cash flows for each of the two years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the consolidated financial position of Take-Two Interactive Software, Inc. and Subsidiaries as of October 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficiency, has incurred recurring negative cash flow from operations, and may require additional financing to fund its operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   COOPERS & LYBRAND L.L.P.


New York, New York
January 21, 1998

Item 1.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Balance Sheet
As of October 31, 1997
--------------------------------------------------------------------------------

                              ASSETS (Note 7):                                   October 31, 1997
                                                                                 ----------------
Current assets:
        Cash and cash equivalents                                                  $  1,882,915
        Accounts receivable, net                                                      4,666,862
        Inventories                                                                   1,149,590
        Prepaid royalties                                                             1,023,750
        Prepaid expenses and other current assets
           (including inventory advances of $3,145,272)                               4,175,000
                                                                                   ------------
               Total current assets                                                  12,898,117

Fixed assets, net                                                                     1,207,614
Prepaid royalties                                                                       167,500
Capitalized software development costs, net                                           4,315,728
Intangibles, net                                                                      6,255,037
Other assets, net                                                                       246,204
                                                                                   ------------
               Total assets                                                        $ 25,090,200
                                                                                   ============

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
        Current portion of notes payable, net of discount                          $  4,306,622
        Current portion of notes payable due to related parties, net of discount        255,513
        Current portion of capital lease obligation                                     158,030
        Lines of credit, current portion                                                904,843
        Accounts payable                                                              5,272,903
        Accrued expenses                                                              2,030,895
        Due to related parties                                                          164,516
        Advances to principally distributors                                          1,247,769
                                                                                   ------------
               Total current liabilities                                             14,341,091

Note payable, net of current portion                                                    250,000
Line of credit                                                                          123,498
Notes payable due to related parties, net of discount                                   106,906
Capital lease obligation, net of current portion                                        299,474
Other liabilities                                                                        87,343
                                                                                   ------------
               Total liabilities                                                     15,208,312
                                                                                   ------------

Commitments and contingencies
Redeemable preferred stock - Class A; $1.00 par value; 317 shares authorized,
           issued and outstanding                                                           317

Stockholders' equity:
        Common stock, par value $.01 per share; 15,000,000 shares authorized;
           9,250,043 shares issued and outstanding                                       92,500
        Additional paid-in capital                                                   15,587,334
        Deferred compensation                                                           (17,250)
        Accumulated deficit                                                          (5,650,307)
        Foreign currency translation adjustment                                        (130,706)
                                                                                   ------------
               Total stockholders' equity                                             9,881,888
                                                                                   ------------
               Total liabilities and stockholders' equity                          $ 25,090,200
                                                                                   ============


         The accompanying notes are an integral part of the consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Operations
For the years ended October 31, 1996 and 1997
--------------------------------------------------------------------------------

                                                               Year Ended October 31,
                                                            ----------------------------
                                                                1996            1997
                                                            ------------    ------------
Net sales                                                   $ 12,529,128    $ 19,014,083
Cost of sales                                                  6,236,703      12,459,189
                                                            ------------    ------------
           Gross profit                                        6,292,425       6,554,894
                                                            ------------    ------------

Operating expenses:
     Research and development costs                              718,089       1,248,258
     Selling and marketing                                     2,718,078       4,203,984
     General and administrative                                1,775,951       3,385,481
     Depreciation and amortization                               269,523         844,221
                                                            ------------    ------------
           Total operating expenses                            5,481,641       9,681,944
                                                            ------------    ------------
           Income (loss) from operations                         810,784      (3,127,050)
Interest expense (income)                                        232,095       1,016,612
                                                            ------------    ------------
           Income (loss) before foreign withholding taxes        578,689      (4,143,662)
Provision for income taxes                                        29,049          18,421
                                                            ------------    ------------
           Net income (loss)                                     549,640      (4,162,083)
Preferred dividends                                              (17,532)       (135,416)
Distributions paid to S corporation shareholders
     prior to acquisition                                       (183,034)       (202,092)
                                                            ------------    ------------
           Net income (loss) attributable to common
             stockholders'                                  $    349,074    $ (4,499,591)
                                                            ============    ============

Per share data:
     Primary:
           Weighted average common shares outstanding          7,671,064       8,339,429
                                                            ============    ============
           Net income (loss) per share                      $        .05    $       (.54)
                                                            ============    ============
     Fully diluted:
           Weighted average common shares outstanding          7,671,064       8,345,178
                                                            ============    ============
           Net income (loss) per share                      $        .05     $      (.54)
                                                            ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended October 31, 1996 and 1997
--------------------------------------------------------------------------------

                                                                                                         Years Ended October 31,
                                                                                                      -----------------------------
                                                                                                          1996             1997
                                                                                                      ------------     ------------
Cash flows from operating activities:
     Net income (loss)                                                                                $    549,640     $ (4,162,083)
     Adjustment to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                                      269,523          844,221
        Provision for bad debts and return allowances                                                       72,632
        Non-cash revenue                                                                                  (150,000)
        Amortization of deferred compensation                                                               17,250           17,250
        Amortization of loan discounts                                                                     150,039          720,994
        Amortization of deferred financing costs                                                                             30,776
        Issuance of compensatory stock                                                                      15,000
        Changes  in  operating  assets  and  liabilities, net  of  effects  of acquisitions:
            Decrease (increase) in accounts receivable                                                    (136,760)      (3,666,805)
            Decrease (increase) in capitalized software development costs                                  320,374       (1,033,618)
            Decrease (increase) in prepaid royalties                                                      (285,000)        (906,250)
            Decrease (increase) in prepaid expenses and other current assets                               (80,252)      (4,099,484)
            Decrease (increase) in inventories                                                            (142,790)        (785,275)
            Decrease (increase) in due from related affiliate                                                               113,000
            Increase (decrease) in accounts payable                                                        247,769        2,861,665
            Increase (decrease) in accrued expenses                                                        (22,517)       1,610,552
            Increase (decrease) in advances-principally distributors                                    (1,481,582)         441,932
            Increase (decrease) in due to/from stockholders                                                 25,749          200,077
            Increase (decrease) in other liabilities                                                                         87,343
                                                                                                      ------------     ------------
                Net cash used in operating activities                                                     (630,925)      (7,725,705)
                                                                                                      ============     ============

Cash flows from investing activities:
     Purchase of fixed assets                                                                             (162,073)        (121,566)
     Acquisition, net cash paid                                                                           (900,000)        (100,000)
     Additional royalty payment in connection with the Mission Acquisition                                     --          (814,478)
                                                                                                      ------------     ------------
                Net cash used in investing activities                                                   (1,062,073)      (1,036,044)
                                                                                                      ------------     ------------

Cash flows from financing activities:
     Issuance of stock in connection with a private placement, net of stock
        issuance costs of $60,000                                                                          192,000
     Costs associated with proposed initial public offering                                                (45,608)
     Issuance of stock and warrants in connection with an IPO,
        net of stock issuance costs of $1,920,232                                                                         7,463,769
     Proceeds from Security Purchase Agreement - convertible notes                                                        4,200,000
     Costs associated with Security Purchase Agreement                                                                     (361,000)
     Proceeds (Repayments) under line of credit                                                            (26,303)         590,944
     Proceeds (Repayments) under 1996 Financing                                                          2,006,039       (1,938,791)
     Proceeds from short-term notes payable                                                                                 800,000
     Repayments of short-term notes payable                                                                                (260,000)
     Proceeds from issuance of common stock                                                                 45,000
     Proceeds from exercise of stock options                                                                   750              156
     Principal payments on note payable                                                                    (20,634)        (104,310)
     Loans to stockholders                                                                                (280,669)
     Repayment of capital lease obligation                                                                                  (70,668)
     Payment from stockholders                                                                             161,617
     Distributions to stockholders                                                                        (183,034)        (237,092)
                                                                                                      ------------     ------------
                Net cash provided by financing activities                                                1,849,158       10,083,008
                                                                                                      ------------     ------------

Effect of foreign exchange rates                                                                               --          (130,706)
                                                                                                      ------------     ------------

                Net increase in cash for the year                                                          156,160        1,190,553
Cash and cash equivalents, beginning of the year                                                           536,202          692,362
                                                                                                      ------------     ------------
Cash and cash equivalents, end of the year                                                            $    692,362     $  1,882,915
                                                                                                      ============     ============



The  Company  declared  dividends  to the holder of the  cumulative  convertible preferred  stock - Class B and the full  amount  was  converted  into notes
     payable in connection with the 1996 financing                                                    $    17,500
                                                                                                      ===========

Certain amounts owed to a stockholder and director of the Company under a consulting
     agreement were converted into common stock                                                       $   102,221
                                                                                                      ===========

Certain amounts owed to a stockholder and director of the Company under a consulting agreement were converted into short-term notes payable in connection with the 1996
     financing                                                                                        $    65,500
                                                                                                      ===========

Issuance of warrants in lieu of dividends                                                                              $    100,352
                                                                                                                       ============

Issuance of common stock in connection with IMSI and CAG acquisition                                                   $      1,000
                                                                                                                       ============

Supplemental information on business acquired:
     Fair value of assets acquired                                                                    $ 2,693,928      $  4,948,654
        Less, liabilities assumed                                                                      (1,293,928)       (1,100,492)
            Stock issued                                                                                 (440,000)       (3,000,000)
            Note payable                                                                                      --           (700,000)
            Direct transaction costs                                                                          --            (48,162)
                                                                                                      -----------      ------------
Cash paid                                                                                                 960,000           100,000
     Less, cash acquired                                                                                  (60,000)              --
                                                                                                      -----------      ------------
Net cash paid                                                                                         $   900,000      $    100,000
                                                                                                      ===========      ============

Cash paid during the year for interest                                                                $    39,052      $    453,163
                                                                                                      ===========      ============

Cash paid during the year for taxes                                                                   $    30,938      $     18,421
                                                                                                      ===========      ============

Equipment acquired under capital lease                                                                $    17,040      $    505,088
                                                                                                      ===========      ============


         The accompanying notes are an integral part of the consolidated financial statements.

         TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity
            For the years ended October 31, 1996 and 1997
--------------------------------------------------------------------------------

                                                                                        Convertible
                                                           Preferred Stock            Preferred Stock               Common Stock
                                                        Shares        Amount        Shares        Amount        Shares       Amount
                                                        ------        ------        ------        ------        ------       ------
Balance, October 31, 1995                                  317        $  317       17,500    $   249,987     5,345,638     $  53,456

Issuance of common stock                                                                                         24,944          249

Issuance of compensatory stock options

Amortization of deferred compensation

Issuance  of common stock in connection with
     Mission Studios acquisition                                                                                182,923        1,829

Issuance of warrants in connection with
      '96 private placement

Declaration of dividends to preferred stockholders

Distributions paid to S corporation shareholders

Conversion of consulting payments due into
     common stock                                                                                                42,496          425

Exercise of stock options                                                                                         1,663           17

Net income
                                                       -------        ------        ------    -----------     ---------    ---------

Balance, October 31, 1996                                  317           317        17,500        249,987     5,597,664       55,976

Conversion of preferred stock                                                      (17,500)      (249,987)      409,791        4,098

Issuance of warrants in lieu of dividends

Issuance of common stock and warrants
     in connection with a  public offering,
     net of issuance costs                                                                                    1,840,000       18,400

Issuance of common stock and warrants in
     connection with  1997 placement of debt                                                                     55,000          550

Conversion  of warrants issued in connection with
     1996 private placement into common stock                                                                    26,035          260

Issuance of common stock in connection with
     IMSI and CAG acquisition                                                                                   900,000        9,000

Issuance of common stock in connection with
     TTE and ART acquisition                                                                                    406,553        4,066

Exercise of stock options                                                                                        15,000          150

Declaration of dividends to preferred stockholders

Distributions paid to S corporation shareholders

Amortization of deferred compensation

Foreign currency translation adjustment

Net loss
                                                       -------        ------        ------    -----------   -----------    ---------

Balance, October 31, 1997                                  317        $  317           --     $      --     $ 9,250,043    $  92,500
                                                       =======        ======        ======    ===========   ===========    =========


                                                         Additional                                         Foreign
                                                          Paid-in-        Deferred         Accumulated      Currency
                                                          capital       Compensation         Deficit       Translation     Total
                                                         ----------     ------------       -----------     -----------     -----
Balance, October 31, 1995                               $ 2,528,225      $      --        $(1,499,790)      $     --    $ 1,332,195

Issuance of common stock                                     59,751                                                          60,000

Issuance of compensatory stock options                       51,750         (51,750)

Amortization of deferred compensation                                        17,250                                          17,250

Issuance  of common stock in connection with
     Mission Studios acquisition                            438,171                                                         440,000

Issuance of warrants in connection with
      '96 private placement                                 750,197                                                         750,197

Declaration of dividends to preferred stockholders                                            (17,532)                      (17,532)

Distributions paid to S corporation shareholders                                             (183,034)                     (183,034)

Conversion of consulting payments due into
     common stock                                           101,796                                                         102,221

Exercise of stock options                                       733                                                             750

Net income                                                                                    549,640                       549,640
                                                        -----------      ----------       -----------       -----------  ----------

Balance, October 31, 1996                                 3,930,623         (34,500)       (1,150,716)              --    3,051,687

Conversion of preferred stock                               245,889                                                             --

Issuance of warrants in lieu of dividends                   100,352                          (100,352)                          --

Issuance of common stock and warrants
     in connection with a  public offering,
     net of issuance costs                                7,399,761                                                       7,418,161

Issuance of common stock and warrants in
     connection with  1997 placement of debt                909,229                                                         909,779

Conversion  of warrants issued in connection with
     1996 private placement into common stock                  (104)                                                            156

Issuance of common stock in connection with
     IMSI and CAG acquisition                                (8,000)                                                          1,000

Issuance of common stock in connection with
     TTE and ART acquisition                              2,995,934                                                       3,000,000

Exercise of stock options                                    13,650                                                          13,800

Declaration of dividends to preferred stockholders                                            (35,064)                      (35,064)

Distributions paid to S corporation shareholders                                             (202,092)                     (202,092)

Amortization of deferred compensation                                        17,250                                          17,250

Foreign currency translation adjustment                                                                        (130,706)   (130,706)

Net loss                                                                                   (4,162,083)              --   (4,162,083)
                                                        -----------      ----------       -----------       -----------  ----------

Balance, October 31, 1997                               $15,587,334      $  (17,250)      $(5,650,307)      $  (130,706) $9,881,888
                                                        ===========      ==========       ===========       ===========  ==========



         The accompanying notes are an integral part of the consolidated financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.   Organization:

Take-Two Interactive Software, Inc. ("Take-Two") was incorporated in the State of Delaware on September 30, 1993. Take-Two and its wholly owned subsidiaries, Mission Studios Corporation, Take-Two Interactive Software Europe Limited, Alternative Reality Technologies, Inventory Management Systems, Inc. and Creative Alliance Group Inc. (the "Company") design, develop, publish, market and distribute interactive software games for use on multimedia personal computer and video game console platforms. The Company's interactive software games are sold primarily in the United States, Europe and Asia. The Company delivers game titles to consumers primarily through distribution and licensing arrangements.


2.   Significant Accounting Policies and Transactions:

Basis of Presentation

The consolidated financial statements include the financial statements of Take-Two and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

On July 31, 1997, the Company acquired all the outstanding stock of Inventory Management Systems, Inc. ("IMSI") and Creative Alliance Group, Inc. ("CAG"). IMSI and CAG are engaged in the wholesale distribution of interactive software games. To effect the acquisition, all of the outstanding shares of common stock of each of IMSI and CAG were exchanged for 900,000 shares of restricted common stock of the Company. The acquisition has been accounted for as a pooling of interests in accordance with APB No. 16 and accordingly, the accompanying financial statements have been restated to include the results of operations and financial position of IMSI and CAG for all periods presented prior to the business combination.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred negative cash flows from operations since inception and has a working capital deficiency of $1,442,974 as of October 31, 1997. Continuance of the Company as a going concern is dependent upon, among other things, the Company's ability to complete new commercially successful entertainment software products, the restoration of profitable operations, and/or obtaining additional financing, the outcome of which cannot presently be determined. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Risk and Uncertainties

For the years ended October 31, 1996 and 1997, approximately 61% and 53%, respectively of the Company's net sales has been attributable to a limited number of products. The process of developing software games, such as those offered by the Company, is extremely complex and is expected to become more complex and expensive in the future as new platforms and technologies are introduced. The Company's continued success in the interactive entertainment software business depends on the timely introduction of successful new software titles or sequels to existing software titles to replace declining revenues from older titles. If sales from new software titles or sequels to existing software titles failed to materialize the Company's business, operating results and
financial   condition  could  be  adversely  affected  in  the  near  term.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of capitalized software development costs and goodwill, allowances for returns and income taxes. Actual amounts could differ from those estimates.

Concentration of Credit Risk

A  significant  portion of cash  balances  are  maintained  with  several  major
financial   institutions  with  satisfactory  standing  and  at  times,  exceeds insurable amounts.

If the financial condition and operations of the Company's distributors or retailers deteriorate, the risk of collection could increase substantially. For the years ended October 31, 1996 and 1997, the Company recorded net sales of $7,369,562 and $7,679,401, respectively from their largest distributors. As of October 31, 1997, the receivable balance from the largest distributor and retailer amounted to approximately 12.3% and 49.0%, respectively, of the Company's net accounts receivable balance.

Revenue Recognition

Revenues from software license fees (generally fixed fee arrangements) amounted to $2,140,442 and $1,059,448 in 1996 and 1997, respectively, and are recognized in the periods in which the product masters are delivered (in the absence of any uncertainty as to continuing obligations or customer acceptance) and collectibility of the resulting receivables is assured. Royalty income amounted to $1,663,269 in 1996 and is recognized when earned. Revenues from the distribution of interactive software games amounted to $1,374,419 and $6,210,369 in 1996 and 1997, respectively, and is recognized upon the shipment of product. Revenue from the sale of multiple copies of software products amounted to $7,313,953 and $11,732,244 in 1996 and 1997, respectively, and is recognized upon shipment of the products by distributors to retailers. Retailers have the right to return copies not sold. Accordingly, an allowance for returns is established when sales by distributors occur based upon the higher of historical patterns or negotiated terms. Other income which amounted to $37,045 and $12,022 in 1996 and 1997, respectively, consists primarily of revenue from the Company's customer service line and is recognized when earned. In connection with certain distribution and licensing agreements, the Company receives advance payments which are deferred and recognized as income when earned.

For the years ended October 31, 1996 and 1997, the Company's net sales in domestic and international markets accounted for approximately 75.8% and 83.4% and 24.2% and 16.6%, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended October 31, 1996 and 1997 amounted to $203,609 and $372,563, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of:

                                                   October 31, 1997
                                                   ----------------
                        Parts and supplies            $  185,793
                        Finished products                963,797
                                                      ----------
                                                      $1,149,590
                                                      ==========


Fixed Assets

Depreciation of computer equipment, office equipment and furniture and fixtures is provided for by the straight-line method over their estimated lives ranging from five to seven years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or estimated useful lives. The cost of additions and betterments is capitalized, and repairs and maintenance costs are charged to operations in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized.

Prepaid Royalties

Prepaid royalties represent prepayments made to independent software developers under development agreements. Prepaid royalties are expensed at the contractual royalty rate as cost of goods sold based on actual net product sales. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. Prepaid royalties were written down $350,000 in the fourth quarter of 1997 to net realizable value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of inventory advances made to a vendor for the costs of manufacturing a Nintendo 64 game title that was released subsequent to year-end. At October 31, 1997, $3,145,272 was recorded as a prepayment of these costs.

Capitalized Software Development Costs (Including Film Production Costs)

Costs associated with research and development are expensed as incurred. Software development costs incurred subsequent to establishing technological feasibility are capitalized. Technological feasibility is established upon the completion of a detailed program design (in the absence of any high risk issues or uncertainties). Amortization commences upon the general release of a game title and is recognized as a component of cost of sales by the greater of: (a) the straight-line method over the remaining estimated life of three years or (b) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product. Due to a short product life cycle, film production costs are generally amortized over a period less than one year. It is reasonably possible that the estimate of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term and that the amortization of the capitalized software costs may be accelerated materially in the near term. Capitalized software costs are compared, by game title, to the net realizable value of the product and capitalized amounts in excess of net realizable value, if any, are immediately written off. Capitalized software costs were written down by $210,500 in the fourth quarter of 1997 to net realizable value. Amortization of capitalized software costs amounted to $2,964,684 and $2,222,725 during 1996 and 1997, respectively.

Intangible Assets

Intangible assets consist of trademarks and the remaining excess purchase price paid over identified intangible and tangible net assets of acquired companies. Intangible assets are amortized under the straight-line method over the period of expected benefit of seven years for the Mission Studios acquisition and ten years for the Take-Two Europe ("TTE") acquisition (See Note 3). The Company assesses the recoverability of its intangible assets by determining whether the amortization of the unamortized balance over its remaining life can be recovered through estimated future cash flows. If estimated future cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce the net amounts to an amount consistent with estimated future cash flows discounted at the Company's incremental borrowing rate. Cash flow estimates are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Accumulated amortization amounted to $39,000 and $496,187 at October 31, 1996 and 1997, respectively.

Income Taxes

The Company recognizes deferred taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Income (Loss) per Share

Net income (loss) per share has been computed in accordance with Accounting Principles Board Opinion (APB) No. 15 and is based on the net income (loss) for the period divided by the weighted average number of shares of common stock and common stock equivalents outstanding (using the treasury stock method). APB No. 15 requires that the weighted average number of shares outstanding exclude the number of common shares issuable upon the exercise of outstanding options and warrants and the conversion of preferred stock if such inclusion would be anti-dilutive. For periods prior to the initial public offering, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, equity securities, including options and warrants, issued at prices below the public offering price of $5.00 during the 12-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented, including years that have losses where the impact of the incremental shares is anti-dilutive.

In February 1997, the conversion of Class B Preferred Stock into 409,791 shares of common stock did not have a material effect on the net income (loss) per share calculation.

Foreign Currency Translation

The functional currency for the Company's foreign operations is the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using quarter or year-end exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included as a separate component of stockholders' equity.

Recently Issued Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and is effective for the Company's 1997 fiscal year. The statement allows companies to measure compensation costs in connection with employee stock option plans using a fair value based method or to continue to use an intrinsic-value based method under APB 25 "Accounting for Stock Issued to Employees", which generally does not result in compensation costs. The Company has continued to apply the intrinsic-value based method. See Note 13 for related disclosure.

In March 1997, FASB issued SFAS No. 128, "Earnings per Share". The statement establishes standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. This statement will eliminate the presentation of primary EPS and will require the presentation of basic EPS (the principal difference being that common stock equivalents will not be considered in the computation of basic
EPS). It will also require the presentation of diluted EPS which will give effect to all dilutive potential common shares that were outstanding during the period.

In February 1997, FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure". Under SFAS No. 129, an entity shall explain, in summary form within the financial statements, the pertinent rights and privileges of the various securities outstanding. This standard is effective for financial statement periods ending after December 15, 1997.


3. Business Acquisitions

On September 17, 1996, the Company acquired all the outstanding stock of Mission Studios Corporation ("Mission"). The total cost of the acquisition was $2,560,428, consisting of a cash payment of $1,674,478, a note payable of, $315,950, net of discount of $22,000, a promissory note of $130,000, issuance of 182,923 shares of common stock valued at $440,000 ($2.41 per share). The promissory note includes an additional payment of $200,000 which is contingent upon the inclusion of a specific software engine in shipments of Jetfighter IV. If it is subsequently determined that payment is probable, the $200,000 will be recorded as additional compensation expense.

On July 29, 1997, the Company acquired all the outstanding stock of GameTek (UK) Limited, now known as Take-Two Interactive Software Europe Limited ("TTE"), and Alternative Reality Technologies, Inc. ("ART"), and certain software games including Dark Colony, The Quivering and The Reap. TTE is in the business of distributing computer software games in Europe and other international markets and ART is a developer of computer software games. The total cost of the acquisition was $3,848,162, consisting of a cash payment of $100,000, promissory notes in the amount of $700,000, issuance of 406,553 restricted shares of common stock valued at $3,000,000, and direct transaction costs of $48,162. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

                         Working Capital   $(1,160,278)
                         Equipment              59,786
                         Software titles     1,175,000
                         Intangibles         3,773,654
                                           -----------
                                           $ 3,848,162
                                           ===========

The acquisitions described above has been accounted for as purchase transactions in accordance with APB No. 16 and accordingly, the results of operations and financial position of the acquisitions is included in the Company's consolidated financial statements from their respective date of acquisition.

On July 31, 1997, the Company acquired all the outstanding stock of Inventory Management Systems, Inc. ("IMSI") and Creative Alliance Group, Inc. ("CAG"). IMSI and CAG are engaged in the wholesale distribution of interactive software games. To effect the acquisition, all of the outstanding shares of common stock of each of IMSI and CAG were exchanged for 900,000 shares of restricted common stock of the Company. The acquisition has been accounted for as a pooling of interests in accordance with APB No. 16 and accordingly, the accompanying financial statements have been restated to include the results of operations and financial position of IMSI and CAG for all periods presented prior to the merger. Prior to their acquisition on July 31, 1997, IMSI and CAG were S corporations. Distributions of $202,092 were paid to the S corporation shareholders prior to the acquisition.

The unaudited pro forma data below for the years ended October 31, 1996 and 1997 is presented as if these acquisitions had been made as of November 1, 1995 and 1996, respectively. The unaudited pro forma financial information is based on management's estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisitions had, in fact, been completed on the dates assumed, or which may result in the future.

                                                    October 31,     October 31,
                                                       1996            1997
                                                   ------------    ------------
Total Revenues:
  Take-Two                                         $ 11,154,709    $  8,691,385
  Take-Two inclusive of IMSI and CAG                 12,529,128      14,901,754
  Take-Two inclusive of all acquired businesses      20,525,390      19,970,430


Net income (loss)
  Take-Two                                         $    519,401    $ (4,446,305)
  Take-Two inclusive of IMSI and CAG                    549,640      (4,236,130)
  Take-Two inclusive of all acquired businesses      (2,127,737)     (9,150,069)

  Net loss per share inclusive of all acquired     $      (0.27)   $      (1.06)
  businesses


4. Distribution Agreements

a. In July 1997, the Company entered into two distribution agreements with GameTek, Inc., which granted to the Company the right to distribute computer software and related imagery for use on the Nintendo Gameboy portable console ("Gameboy Distribution Agreement") and the Wheel of Fortune(R) and Jeopardy!(R) games for use on the N64 console game system ("Jeopardy Distribution Agreement").

     Pursuant to the distribution agreements, the Company was granted the exclusive right to sell and distribute products for a three year period, ending no later than July 28, 2001 with respect to the Gameboy Distribution Agreement and August 31, 1998 with respect to the Jeopardy Distribution Agreement. In consideration for such rights, the Company has agreed to pay to GameTek, Inc. the cost of manufacturing, shipping and insuring the games, a per game unit royalty and all royalties payable by GameTek, Inc. to third parties in respect of each such game.

     The Company also agreed to pay to GameTek, Inc. a minimum aggregate advance with respect to the first two game titles released, subject to certain reductions and set-offs, $680,000 has been paid to date. Such amount may be recouped in the event GameTek, Inc. is unable to obtain an extension of its license for Wheel of Fortune and Jeopardy! or the Company's incurring more than $150,000 in advertising, marketing, promotion and sales support for the software.

b. In August 1997, TTE entered into an arrangement to acquire the European publishing and distribution rights to six upcoming Ripcord Games titles for personal computers. The games include Postal, Forced Alliance, Hidden Wars, Space Bunnies Must Die, and Terra Victus. The Company has agreed to pay advances in the aggregate amount of $1,200,000, or $240,000 per title, $95,000 of which has been paid to date.


5.   Advances from Distributors

a. In February 1997, the Company entered into an agreement pursuant to which the Company granted Mindscape, Inc., a distributor the exclusive right to sell PC versions of Black Dahlia and JetFighter Full Burn in Europe, Iceland, the countries of the former USSR, the Middle East, Africa and India. The distributor has agreed to pay the Company aggregate advances of approximately $1,240,000, of which $512,000 has been received as of January 19, 1998.

     Also, in December 1996, the Company entered into an agreement with Mindscape, Inc. (which was amended in July 1997) for the distribution of certain of the Company's products in the United States and Canada. The agreement obligates the distributor to provide the Company with advances in the aggregate amount of $2,625,000, subject to the completion of specified stages of product development, of which $1,225,000 has been received as of January 19, 1998.

     Both of these distribution agreements with Mindscape, Inc. were amended in November 1997. Pursuant to this agreement, Mindscape will not owe the Company any further advances and the distribution rights of certain of the Company's products will revert back to the Company on the condition that the $512,000 in advances paid by Mindscape to Take-Two for European distribution rights are repaid as follows: $170,666 on or before December 15, 1997, which has been paid, $170,667 on or before May 15, 1998, and $170,667 on or before September 15, 1998. In addition, the Company must repay Mindscape $900,000 in advances for the United States and Canada distribution rights as follows: $500,000 no later than 3 months after the publication of JetFighter Full Burn, $300,000 no later than 3 months after the publication of Black Dahlia and $100,000 no later than March 31, 1998. Subject to the terms outlined above, the Company is free to solicit and market these titles to third parties.

b. In November 1997, the Company entered into an agreement with Interplay pursuant to which the Company granted Interplay the exclusive right to sell PC versions of Black Dahlia and JetFighter Full Burn in North America and South America. The distributor has agreed to pay the Company aggregate advances of approximately $1,700,000, of which $550,000 has been received as of January 19, 1998.

6.   Fixed Assets

Fixed assets consist of the following:

                                                    October 31,
                                                       1997
                                                    -----------

               Computer equipment                   $ 1,536,152
               Office equipment                         273,232
               Furniture and fixtures                    50,816
               Leasehold improvements                    87,716
                                                    -----------
                                                      1,947,916
               Less, accumulated depreciation and
                   amortization                        (740,302)
                                                    -----------
                                                    $ 1,207,614
                                                    ===========

Depreciation expense for the years ended October 31, 1996 and 1997 amounted to $230,558 and $348,034, respectively.


7.   Notes Payable

a.   Securities Purchase Agreement-Convertible Notes

     Pursuant to a Securities Purchase Agreement, dated October 14, 1997, the Company issued and sold to Infinity Investors Limited, Infinity Emerging Opportunities Limited and Glacier Capital Limited (collectively, the "Funds") (i) 10% collateralized convertible notes (the "Notes") in the aggregate principal amount of $4,200,000; (ii) 50,000 shares of Common Stock, par value $.01 per share (the "Grant Shares"); and (iii) five-year warrants (the "Warrants") to purchase 250,000 shares of Common Stock (the "Warrant Shares") exercisable at a price of $6.46 per share. The net proceeds to the Company from the sale of the Notes, Grant Shares and Warrants was $4,007,000. In addition, the Company paid a third party $168,000, and issued it 5,000 shares of Common Stock and 20,000 warrants to acquire Common Stock; as a fee for services rendered in connection with the transactions.

     The Company has recorded the notes at a discount of $993,800 to reflect an allocation of the proceeds to the estimated value of the warrants and common stock. The discount is being amortized into interest expense using the "interest method" over the term of the financing. The estimated value of the warrants were based on the Company's application of a commonly recognized pricing model. In the event of early payment of the notes, the remaining unamortized discount will be expensed by the ratio of such payment to the outstanding note balance. $110,422 of such discount was included in interest expense for the year ended October 31, 1997. Interest is payable quarterly until maturity. As of October 31, 1997, interest payable of $17,500 was included in accrued expenses.

     In addition, the Company has recorded $276,980 as deferred financing costs. These costs are being amortized over the term of the financing. The unamortized balance of $246,204 is included in other non current assets at October 31, 1997.

     Interest accrues on the outstanding principal amount of the Convertible Notes at the rate of 10% per annum and is payable quarterly.

     The Notes are collaterlized by a first priority security interest in letters of credit issued in respect of purchase orders for Wheel of Fortune
     (R) and Jeopardy!(R) products designed for Nintendo 64 platform (the "Products"), and are convertible, at the option of the holder, at any time commencing February 28, 1998 into shares of Common Stock (the "Note Conversion Shares"), having a value of 75% of the average sales price of the Company's Common Stock, as defined, subject to a conversion limit.

     The Notes mature on September 30, 1999 and may be accelerated under certain circumstances. Notes repaid after February 28, 1998 are repayable at a premium, as defined in the agreement.

     The Funds were granted registration rights and under such agreement, the Company is obligated to file a registration statement covering the sale of the Securities on or prior to April 14, 1998 and use its best efforts to cause such registration statement to become effective by June 30, 1998.

     Pursuant to the Securities Purchase Agreement, the Company will issue additional shares to the Funds in the event that the closing bid price of the Company's Common Stock during the effectiveness of a registration statement, as defined, does not equal $7.75.

     The Company also agreed to certain covenants, including limitations on the issuance of securities, mergers and acquisition, incurrence of indebtedness, liens, the payment of dividends, capital expenditures and minimum levels of net worth.

b. In connection with the purchase of Mission (See Note 3), the Company entered into a purchase money note in the amount of $337,750 payable in 36 monthly installments of $10,224, at an annual interest rate of 6%. The note was recorded net of a discount of approximately $22,000 using the Company's incremental borrowing rate at the date of acquisition of 10.25%. The discount is being amortized over the term of the note using the "interest method". As of October 31, 1997, the remaining unamortized discount amounted to approximately $9,000. The note is collateralized by the issued and outstanding stock of Mission. Principal payments under the note payable for the years ending October 31, 1998, 1999 are $112,449 and $107,307, respectively.

c.   In connection with the purchase of TTE, ART and certain software games (See
     Note 3), the Company issued an unsecured promissory note in the amount of $500,000 payable in two equal annual installments of $250,000 on July 29, 1998 and July 29, 1999, and bears interest at a rate of 8% per annum, payable quarterly.

d. In September 1997, Take-Two entered into a promissory note agreement with a bank in the amount of $800,000 payable in 9 monthly installments of $30,000 and the balance of $530,000 payable on June 30, 1998. The note bears interest at prime plus 2% per annum (10.5% as of October 31, 1997), payable monthly. The note is personally guaranteed by related parties and is collateralized by substantially all the assets of the Company. The Company must at all times maintain certain financial ratios and maintain on deposit at the bank a cash balance of the lesser of (i) $500,000 or (ii) the aggregate amount outstanding under the promissory note which was $740,000 as of October 31, 1997. As of October 31, 1997, the cash balance at the bank was $933,496.

e.   Notes Payable to Related Parties

In September 1996, a group of related parties loaned the Company an aggregate of $2,088,539 in exchange for promissory notes that bear interest at prime plus 2% per annum (10.5% as of October 31, 1997). The prime rate is defined as the Chase Manhattan Bank, N.A.'s prime rate during the term of the loan. The related parties also received warrants to purchase an aggregate of 417,234 shares of common stock at an exercise price of less than one cent per share. The warrants expire on August 12, 2001. The Company has recorded the notes at a discount of $750,197 to reflect an allocation of the proceeds to the estimated value of the warrants and is being amortized into interest expense using the "interest method" over the term of the financing. The estimated value of the warrants were based on the Company's application of a commonly recognized pricing model.

In January 1997, one noteholder agreed that his portion of the notes of $1,565,180 ($1,115,062, net of discount of $450,118) would be repaid upon the earlier of thirteen months from the consummation of an initial public offering or June 30, 1998. In consideration for this extension, the interest rate was increased to 14% per annum. In August 1997, the Company repaid $750,000 principal amount of such indebtedness. In September 1997, the Company obtained bank financing to repay the balance of $815,180 in principal amount of such indebtedness (See Note 7d).

Approximately $150,000 and $600,000 of the discount was included as interest expense for the years ended October 31, 1996 and 1997, respectively. As of October 31, 1997, $149,748 of principal and $18,266 of interest remained outstanding.

In connection with the acquisition of Mission (see Note 3), the Company assumed debt of $15,000 in the form of a promissory note, bearing interest at 12% per year to a related party. The principal balance and any accrued interest is due in six months upon demand by the related party, or if no demand is made the obligation is due on December 31, 1998. Interest expense was $200 and $3,567 for the years ended October 31, 1996 and 1997.


8.   Lines of Credit

a. In December 1995, the Company entered into a line-of-credit agreement with a bank which provides for up to $250,000 of short-term financing at the rate of prime plus 1% per annum (9.5% as of October 31, 1997). Substantially all the Company's assets are pledged as collateral and the repayment of advances is personally guaranteed by a shareholder and officer of the Company. In addition, the Company is required to maintain a minimum balance of $50,000 at all times. The line of credit is due and payable only if the lender terminates the right to obtain future loans under such facility. Upon this event, the Company is required to pay the then outstanding amounts in 24 equal installments. The Company has classified 12 monthly payments as current. The available credit under this facility is approximately $3,000.

b. In September 1997, TTE amended its line of credit agreement to provide for up to 400,000 pounds sterling (approximately $670,000) at an interest rate of 2% above Barclays Bank base rate per annum (9% as of October 31, 1997). Interest is payable quarterly. Borrowings under the line-of-credit are collateralized by the accounts receivable of TTE and are guaranteed by the Company. TTE's accounts receivable balances must at all times be at least twice the amount outstanding on the line-of-credit. The line-of-credit is cancelable and repayable upon demand. The available financing under this facility was approximately $160,000 at October 31, 1997.

c. In February 1997, IMSI entered into a line-of-credit agreement which provides for up to $250,000 of short-term financing at the prime rate plus .5% per annum (9.0% as of October 31, 1997). Borrowings under the line are collateralized by the assets of IMSI. The agreement is cancelable at any time. There was no available credit under this facility at October 31,
     1997. In December 1997, IMSI repaid the principal amount of such indebtedness and entered into a line-of-credit agreement which provides for up to $5,000,000 of short-term financing with another bank (See Note 14).

9.   Commitments and Contingencies

Employment Agreements

a. The Company has entered into two employment agreements commencing on November 1, 1996, expiring in four years, with key employees. The agreements provide for annual salaries of $125,000 and $175,000. In addition, these agreements provide for performance based bonuses and base salary increases, as defined. Each employee was granted options to purchase 50,000 shares of Common Stock under the 1997 Stock Option Plan.

b. In connection with the acquisition of Mission, the Company entered into an employment agreement with the former shareholder of Mission for a term expiring on September 30, 2000. The employment agreement provides for a fixed base salary at an annual rate of $140,000, and a monthly payment equal to 19.30% of the Net Profit (as defined) of certain products.

c. In connection with the acquisition of TTE and ART (See Note 3), the Company entered into an employment agreement with an executive officer of TTE for a term expiring July 29, 2000. The employment agreement provides for a fixed base salary of 100,000 pounds sterling (approximately $168,000), plus an annual bonus equal to 7.5% of the net pre-tax profits of TTE.

d. In connection with the acquisition of IMSI and CAG (See Note 2), the Company entered into an employment agreement with a former shareholder of IMSI and CAG and a consulting agreement with another former shareholder of IMSI and CAG for a term expiring on July 31, 2000. Pursuant to such agreements, the former shareholders are entitled to receive 6% of the subsidiary's first $500,000 of earnings before interest and taxes and 9% of earnings before interest and taxes in excess of $500,000. Costs incurred in connection with these agreements will be recorded as compensation expense in the period that they are earned. For the years ended October 31, 1996 and 1997, there was no compensation expense recorded in connection with these agreements. In addition, the employment agreement provides for a fixed base salary at an annual rate of $120,000.


Capital Leases

The Company leases equipment under capital lease agreements which extend through fiscal year 2000. Future minimum lease payments under these capital leases, together with the present value of such payments as of October 31, 1997 is as follows:

                                       Year ending October 31:
                                       -----------------------
                                                 1998                 $  217,420
                                                 1999                    216,047
                                                 2000                    128,082
                                                 ----                 ----------

Total Minimum lease payments                                            561,549

     Less, amounts representing interest                               (104,045)
                                                                      ----------
Present value of minimum obligations under capital leases             $ 457,504
                                                                      =========

Lease Commitments

The Company occupies six office facilities and one warehouse facility. The corporate headquarters is under a noncancelable operating lease with related parties and expires in April 2000. Rent expense and certain utility expense under this lease amounted to $88,631 and $111,400 for the years ended October 31, 1996 and 1997, respectively. The other offices are under noncancelable operating leases which expire in December 1998 and April 2000. In addition, the Company has leased certain equipment under noncancelable operating leases which expire through November 1999.

In October 1997, IMSI entered into a lease for warehouse space located in Richmond, Virginia. Pursuant to the lease, IMSI pays rent of $4,356 per month plus its pro-rata share of any increases in property-related taxes and insurance. IMSI's lease expires October 31, 2000. In addition, IMSI also leases office space under a month to month lease with an affiliate of a stockholder. Rent expense under this lease amounted to $12,000 and $12,000 for the years ended October 31, 1996 and October 31, 1997.

Future minimum rentals required as of October 31, 1997 are as follows:

                                    Year ending October 31:
                                    -----------------------
                                            1998                      $  414,012
                                            1999                         350,238
                                            2000                         289,463
                                            2001                         186,523
                                            ----                      ----------

Total Minimum Lease Payments                                          $1,240,236
                                                                      ==========

Rent expense amounted to $192,305 and $568,820 for the years ended October 31, 1996 and 1997, respectively.

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

The Company has received correspondence in which a holder of a patent relating to the animation of living beings in computer graphics is alleging the Company's products infringe such patent. The Company is aware that the holder of such patent has claimed that other companies involved in the entertainment software industry have also infringed such patent. There can be no assurance that the holder of such patent will not institute an action against the Company. Any such claims, with or without merit, can be time consuming and difficult to defend and if successful, could have a material adverse effect on the Company.

Other Commitments

On September 16, 1996, the Company entered into an agreement with RD Technologies to develop Jetfighter IV. Under the agreement, the Company is to advance RD Technologies $10,000 per month, for twenty four months, commencing on October 1, 1996. The Company has paid advances of $130,000, as of October 31,

1997. The advances are non-refundable and may be recouped against future royalties due RD Technologies as defined in the agreement.


10.  Related-Party Transactions

In February 1994, the Company entered into a consulting agreement with a shareholder. The agreement provides for an annual consulting fee of $75,000 and expires in February 1999. During 1996, this individual agreed to convert the then outstanding obligation of $167,221 into 42,496 shares of the Company's common stock at $4 per share and a note payable in the amount of $65,500. The note payable was issued with the same terms and conditions as the other notes payable to related parties (see Note 7e) and was paid in May 1997. The Company owes approximately $61,000 under the consulting agreement as of October 31, 1997.

During the years ended October 31, 1996 and 1997, IMSI paid sales commissions of $33,000 and $18,603, respectively, to an affiliate of a stockholder. In addition, as of October 31, 1997, there was $42,978 due from related parties relating to advances made prior to the acquisition. These advances have no repayment terms.


11.  Employee Savings Plans

In January 1995, the Company established a 401(k) profit sharing plan and trust (the "Plan"). The Plan is offered to all eligible employees and participants may make voluntary contributions to the Plan up to 15% of their salary. The Company does not match employee contributions.

12.  Income Taxes

The Company is subject to foreign withholding taxes in certain countries where it does business.

As of October 31, 1997, the Company had cumulative federal and state net operating loss carryforwards of approximately $5,600,000, which if not offset against future taxable income, will expire in fiscal year 2011. Unused research and experimental credits as of October 31, 1997 will expire in the fiscal years 2010 through 2011. The foreign tax credits expire in years 2000 and 2001.

Income tax expense is as follow:

                                                   Years ended October 31,
                                               --------------------------------
                                                  1996                  1997
                                               -----------          -----------
    Current
        Federal                                $      --            $      --
        State and local                               --                   --
        Foreign                                     29,049               18,421
    Deferred                                       269,289            1,728,577
    Increase (decrease) in
      valuation allowance                         (269,289)          (1,728,577)
                                               -----------          -----------
        Total                                  $    29,049          $    18,421
                                               ===========          ===========

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                             1996          1997
                                                             ----          ----
Effective tax rate reconciliation:
    Statutory federal tax rate (benefit)                     34.0%       (34.0)%
    State taxes, net of federal benefit                       4.5%        (4.6)%
    Foreign taxes                                             5.3%          .2%
    Effect of valuation allowance                           (49.1)%       41.2%
    Goodwill amortization                                     6.4%         3.3%
    Other                                                     4.2%        (5.9)%
                                                             ----         ----
                                                              5.3%          .2%
                                                             ====         ====

The components of the net deferred tax assets as of October 31, 1997 consists of the following:

Deferred revenue                                                    $   596,242
Net operating loss carryforward                                       2,315,915
Research and experimental credit carryforward                           185,509
Foreign tax credit carryforward                                         125,788
Capitalized software                                                   (681,994)
Depreciation and amortization                                          (105,910)
Other                                                                     2,100
                                                                    -----------
        Net deferred tax asset                                        2,437,650
    Less, valuation allowance                                        (2,437,650)
                                                                    -----------
        Deferred tax asset                                          $      --
                                                                    ===========


The net deferred tax asset has been fully reserved due to the uncertainty of the company's ability to realize this asset in the future.

The net operating loss carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code, although the Company believes there will be no such limitation.


13.  Stockholders' Equity

As of October 31, 1997, the total number of authorized shares of all classes of stock is 20,000,317 consisting of (i) 15,000,000 shares of $.01 par common stock, (ii) 317 shares of redeemable non-voting preferred stock having a par value of $1.00 per share ("Class A Preferred Stock") and (iii) 5,000,000 shares of preferred stock which can be issued in one or more series.

Class A Preferred Stock

In November 1997, the Company redeemed the 317 shares of Class A Preferred Stock at the redemption price of $1.00 per share.

Class B Preferred Stock

In February 1997, the holder of Class B Preferred Stock elected to convert all outstanding shares into 409,791 shares of common stock. Accordingly, all dividends in arrears became due upon conversion. As an inducement to enter into such agreement, in February 1997, the Company issued options to purchase 38,746 shares of Common Stock at an exercise price of $2.41 per share. Approximately, $100,000 has been recorded as an additional dividend as a result of the issuance of these options for the fiscal year ended October 31, 1997, and is reflected in the earnings per share computations for such period. In addition, the Company entered into a three-year consulting agreement pursuant to which the Stockholder agreed to provide management consulting services to the Company in consideration of the payment of $100,000 over the term of the agreement.

Common Stock

In May 1996, 24,944 shares of common stock were issued at a discount for $45,000 ($1.80 per share). The difference of $15,000 between the issue price and the fair market value of the stock has been recorded as expense and is included in the statement of operations for the year ended October 31, 1996.

In April 1997, the Company consummated an initial public offering of 1,600,000 shares of common stock and 1,840,000 common stock purchase warrants (including 240,000 warrants exercised pursuant to an over-allotment option). The proceeds from the offering were $6,415,237, net of discounts and commissions and offering expenses of $1,768,764.

In May 1997, the Underwriter purchased 240,000 shares of common stock pursuant to an over-allotment option. The proceeds were $1,002,924, net of discounts and commissions and offering expenses of $197,076.

In July 1997, the Company issued 406,553 shares of Common Stock in connection with the acquisition of TTE and ART and issued 900,000 shares of Common Stock in connection with the acquisition of IMSI and CAG (See Notes 2 and 3).

In July 1997, the Company issued 26,035 shares of Common Stock upon the exercise of warrants issued in connection with the Company's 1996 private placement. The warrants had an exercise price of less than $.01 per share (See Note 7e).

In August 1997, the Company issued 15,000 shares of Common Stock to a shareholder and officer of the Company upon the exercise of options issued in connection with the Company's 1994 Stock Option Plan.

In October 1997, the Company issued 55,000 shares of Common Stock in connection with the securities purchase agreement for convertible notes (See Note 7a).

As of October 31, 1997, there are currently outstanding stock options for an aggregate of 1,371,099 shares of the Company's Common Stock at prices ranging $.45 and $5.50 per share expiring at various times from 1999 to 2006.

As of October 31, 1997, there are currently outstanding stock warrants for an aggregate of 2,821,199 shares of the Company's Common Stock.


1994 Stock Option Plan

In August 1994, the Company adopted the 1994 Stock Plan, (the "Plan"), pursuant to which qualified options to acquire an aggregate of 896,654 shares of common stock, may be granted to key employees, consultants, officers and directors of the Company. The Plan authorizes the Board to issue incentive options ("ISO"), as defined in Section 422 of the Internal Revenue Code (the "Code"). The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of Code Section 422) 10% or more of the outstanding stock of the Company (a "10% Stockholder"), the exercise price shall not be less than 110% of such fair market value. Each option is to expire at such date as the Board of Directors determines. Options may not be exercised prior to one month from the day on which such option is granted, or on or after the tenth anniversary (fifth anniversary in the case of an ISO granted to a 10% Stockholder) of their grant. Options may not be transferred during the lifetime of an option holder.

As of October 31, 1997, there are currently outstanding stock options for an aggregate of 879,991 shares of the Company's Common Stock at prices ranging from $.45 and $2.41 per share expiring at various times from 1999 to 2005.

1997 Stock Option Plan

In January 1997, the stockholders of the Company approved the Company's 1997 Stock Option Plan, as previously adopted by the Company's Board of Directors (the "Plan"), pursuant to which officers, directors, and/or key employees and/or consultants of the Company can receive incentive stock options to purchase up to an aggregate of 400,000 shares of the Company's Common Stock.

The Plans are administered by the Board of Directors. Subject to the provisions of the Plans, the Board of Directors or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Payment by the option holders upon exercise of an option may be made (as determined) in cash or other such form of payment acceptable to the Board of Directors.

As of October 31, 1997, there are currently outstanding stock options for an aggregate of 390,000 shares of the Company's Common Stock at prices ranging from $5.00 to $5.50 per share vesting at various times from 1997 to 2001 and expiring in 2002.

Non-Qualified Stock Options

In February 1996, the Board of Directors of the Company authorized the issuance of non-qualified stock options to purchase up to 80,320 shares of the Company's Common Stock. In July 1995, 41,574 stock options were issued at an exercise price of $1.16. The stock options vest over a period of three years. The difference between the exercise price and the fair value of the options at the measurement date is being amortized over the vesting period. Approximately $17,000 has been recorded as compensation expense for the year ended October 31, 1997.

In February 1997, 38,746 stock options were issued at an exercise price of $2.41 per share to a holder of Class B Preferred Stock as an inducement to convert these shares into common stock.

In February 1997, 20,788 stock options were issued at an exercise price of $2.41 per share to an employee of Mission Studios. The stock options vest over a period of three years.

As of October 31, 1997, there are currently outstanding stock options for an aggregate of 101,108 shares of Common Stock at prices ranging from $1.16 to $2.41 expiring at various times from 1999 to 2006.

The following table summarizes the activity in options under the plans inclusive of non-qualified options:

                                                      Shares      Exercise Price
                                                    ---------     --------------
Options outstanding - October 31, 1994                789,894     $0.45 - $0.92
Granted                                                40,243     $1.16 - $2.41
                                                    ---------
Options outstanding - October 31, 1995                830,137
Granted                                               108,091     $1.16 - $2.41
Exercised                                              (1,663)            $0.45
                                                    ---------
Options outstanding - October 31, 1996                936,565     $0.45 - $2.41
Granted                                               449,534     $2.41 - $5.50
Exercised                                             (15,000)            $0.92
                                                    ---------
Options outstanding - October 31, 1997              1,371,099
Options exercisable - October 31, 1997              1,073,957     $0.45 - $5.50
                                                    =========


The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had compensation cost for the Company' stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's income (loss) and earnings (loss) per share would have been reduced to the pro-forma amounts indicated below.

                                                      1996             1997
                                                 -------------    --------------
Net Income (loss)
        As reported                              $     349,074    $  (4,499,541)
        Pro-forma                                $     304,176    $  (4,694,950)

Net income (loss) per share
        As reported                              $         .05    $        (.54)
        Pro-forma                                $         .04    $        (.56)


The pro-forma  disclosures shown are not representative of the effects on income
(loss) and earnings (loss) per share in future years.

The fair value of the Company's stock options used to compute  pro-forma  income
(loss) and earning (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value grants: expected volatility of 60%; a risk-free interest rate of 6.22%; and an expected holding period of seven years.

14.  Subsequent Events

On December 22, 1997, the Company acquired all the outstanding stock of L&J Marketing Inc. d/b/a Alliance Distributors ("Alliance"). Alliance is engaged in the wholesale distribution of interactive software games and videos. Alliance was merged into Alliance Inventory Management, Inc. ("AIM"), a newly formed wholly-owned subsidiary of IMSI. The Company issued 500,000 shares of restricted common stock and paid $1,500,000 in connection with this acquisition. In addition, the Company granted five-year options to purchase an aggregate of 76,000 shares of common stock at an exercise price of $2.00 per share. Such non-qualified options vest over the next three years.

In December 1997, AIM entered into two employment agreements with the former shareholders of Alliance for a term expiring on December 22, 2001. Pursuant to such agreements, the former shareholders are entitled to receive 5% of net income of AIM and .125% of the first $20 million in combined sales of Take-Two and AIM for each fiscal year during the term of the agreement. In addition, the employment agreements provide for a fixed base salary at an annual rate of $183,500 subject to cost of living adjustments and an automobile allowance of $650 per month.

In December 1997, IMSI and AIM entered into a line-of-credit agreement which provides for up to $5,000,000 of short-term financing. Advances under the line-of-credit are based on a borrowing formula equal to the lesser of (i) $5,000,000 or (ii) 80% of eligible accounts receivable plus 50% of eligible inventory, as defined. Any amounts drawn against this line bear interest at the bank's prime rate plus .75% per annum, payable monthly. The principal is due and payable in full at maturity, May 31, 1998, or upon default. Borrowings are collateralized by a lien on the accounts receivable and inventory of IMSI and AIM and are guaranteed by the Company. The available credit under this facility is approximately $80,000 at December 31, 1997.

In November 1997, the Company entered into a distribution agreement with 7th Level, Inc. (7th Level), which granted to the Company the exclusive worldwide right to distribute the PC versions of Monty Python's The Meaning of Life, Complete Waste of Time, Monty Python and the Holy Grail, and the screen saver entitled Monty Python's Desk Top Pythonizer (the "Products"). In consideration for such rights, the Company has agreed to pay to 7th Level $1,480,000, ($1,230,000 of which has been paid as of January 19, 1998), a royalty of 33% of the amounts received by the Company in excess of seven million dollars from the sale and distribution of the Products and all royalties payable by 7th Level to third parties in respect of each such game. In addition, the Company must pay the cost of marketing and packaging the Products and provide technical assistance to its customers.

Also, in November 1997, the Company entered into a publishing and distribution agreement with Panasonic Interactive Media ("PIM"), which granted to PIM the exclusive right to publish and sell in North America the PC versions of the Monty Python Products by means of direct, retail, on-line, multi-player, network and OEM distribution over the life of the copyright. In consideration of such rights, PIM has agreed to pay to the Company aggregate advances of approximately $1,100,000, all of which has been received as of January 19, 1998, publish and package the Products, and incur $500,000 in marketing expenses.

In December 1997, TTE entered into a software development agreement with Carts Entertainment Oy ("Carts"), pursuant to which Carts granted the Company the exclusive worldwide right to publish, manufacture, market and distribute the PC version of Lightning, a futuristic racing game. Pursuant to the agreement, TTE is required to make aggregate advances to Cart in the amount of 250,000 pounds sterling (approximately $419,000). TTE is obligated to pay the developer as a royalty 20% of net revenues, as defined in the agreement, generated from the sale of the product and 50% of net revenues if sublicensed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 29th day of January, 1998.

                                   TAKE-TWO INTERACTIVE SOFTWARE, INC.

                                   By:/s/ Ryan A. Brant
                                      --------------------------------------
                                      Ryan A. Brant, Chief Executive Officer


In accordance with the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons in the capacities and on the dates stated.


Signature                                 Title                              Date
---------                                 -----                              ----
                                     Chief Executive Officer and           January 29, 1998
                                     Director (Principal Executive
/s/ Ryan A. Brant                    and Accounting Officer)
------------------------------
Ryan A. Brant

                                     President and Director                January 29, 1998
/s/ Mark E. Seremet
------------------------------
Mark E. Seremet

                                     Vice President                        January   , 1998

------------------------------
Thomas Ptak

                                     Controller                            January 29, 1998
/s/ Barbara A. Ras
------------------------------
Barbara A. Ras

                                     Vice President                        January 29, 1998
/s/ James W. Bartolomei, Jr.
------------------------------
James W. Bartolomei, Jr.

                                     Director                              January 29, 1998
/s/ Oliver R. Grace, Jr.
------------------------------
Oliver R. Grace, Jr.

/s/ Neil S. Hirsch                   Director                              January 29, 1998
------------------------------
Neil S. Hirsch


/s/ David P. Clark                   Director                              January 29, 1998
------------------------------
David P. Clark


/s/ Kelly Sumner                     Director                              January 29, 1998
------------------------------
Kelly Sumner