Form 10QSB
period 1998-01-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 1998-02-25
CIK 946581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

As of February 20, 1998, there were 9,850,043 shares of the registrant's Common Stock outstanding.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                       THREE MONTHS ENDED JANUARY 31, 1998

                                   FORM 10-QSB

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheet - As of January 31, 1998

         Condensed Consolidated Statements of Operations - For the three months ended January 31, 1997 and 1998

         Condensed Consolidated Statements of Cash Flows - For the three months ended January 31, 1997 and 1998

         Notes to Interim Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

Item 6.  Exhibits and Reports on Form 8-K

Item 1.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheet
As of January 31, 1998  (unaudited)
================================================================================


                                            ASSETS:                           January 31, 1998
                                                                                 (unaudited)
                                                                                ------------
Current assets:
     Cash and cash equivalents                                                  $  1,087,321
     Accounts receivable, net of returns and allowances of $404,911                7,226,898
     Inventories                                                                   6,067,152
     Prepaid royalties                                                             1,590,706
     Prepaid expenses and other current assets
        (including inventory advances of $1,295,672)                               2,147,125
                                                                                ------------
            Total current assets                                                  18,119,202

Fixed assets, net                                                                  1,226,420
Prepaid royalties                                                                    197,500
Capitalized software development costs, net                                        3,008,824
Intangibles, net                                                                   8,034,464
Other assets, net                                                                     61,551
                                                                                ------------
            Total assets                                                        $ 30,647,961
                                                                                ============

                             LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
     Current portion of notes payable, net of discount                          $  2,146,820
     Current portion of notes payable due to related parties, net of discount        238,024
     Current portion of capital lease obligation                                     169,724
     Lines of credit, current portion                                              5,642,289
     Accounts payable                                                              5,254,319
     Accrued expenses                                                              2,925,219
     Due to related parties                                                          131,789
     Advances - principally distributors                                             652,719
                                                                                ------------
            Total current liabilities                                             17,160,903

Note payable, net of current portion                                                 250,000
Line of credit                                                                       123,499
Notes payable due to related parties, net of discount                                 78,734
Capital lease obligation, net of current portion                                     257,667
                                                                                ------------
            Total liabilities                                                     17,870,803
                                                                                ------------

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $.01 per share; 15,000,000 shares authorized;            98,500
        9,850,043 shares issued and outstanding
     Additional paid-in capital                                                   17,495,334
     Deferred compensation                                                          (266,232)
     Accumulated deficit                                                          (4,540,026)
     Foreign currency translation adjustment                                         (10,418)
                                                                                ------------
            Total stockholders' equity                                            12,777,158
                                                                                ------------
            Total liabilities and stockholders' equity                          $ 30,647,961
                                                                                ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed  Consolidated  Statements  of  Operations
For the three  months ended January 31, 1997 and 1998 (unaudited)
================================================================================

                                                                   Three Months Ended January 31,
                                                                   ------------------------------
                                                                         1997          1998
                                                                     -----------    -----------
                                                                            (unaudited)
Net sales                                                            $ 6,132,050    $22,068,437
Cost of sales                                                          2,975,966     14,981,636
                                                                     -----------    -----------
         Gross profit                                                  3,156,084      7,086,801
                                                                     -----------    -----------

Operating expenses:
     Research and development costs                                      287,571        454,248
     Selling and marketing                                             1,569,969      2,328,079
     General and administrative                                          570,643      1,554,238
     Depreciation and amortization                                       155,959        337,135
                                                                     -----------    -----------
         Total operating expenses                                      2,584,142      4,673,700
                                                                     -----------    -----------
         Income from operations                                          571,942      2,413,101
Interest expense                                                         284,787      1,131,129
                                                                     -----------    -----------
         Income before income taxes                                      287,155      1,281,972
Provision for income taxes                                                14,991         40,983
                                                                     -----------    -----------
         Net income                                                      272,164      1,240,989
Preferred dividends                                                       (4,383)          --
Distributions paid to S corporation shareholders
     prior to acquisition                                                (53,637)          --
                                                                     -----------    -----------

         Net income attributable to common stockholders' - Basic     $   214,144    $ 1,240,989
                                                                     ===========    ===========

         Net income attributable to common stockholders' - Diluted   $   214,144    $ 1,337,319
                                                                     ===========    ===========


Per share data:
     Basic:
         Weighted average common shares outstanding                    7,671,064      9,475,043
                                                                     ===========    ===========
         Net income per share                                        $       .03    $       .13
                                                                     ===========    ===========
     Diluted:
         Weighted average common shares outstanding                    7,671,064     11,089,175
                                                                     ===========    ===========
         Net income per share                                        $       .03    $       .12
                                                                     ===========    ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed  Consolidated  Statements  of Cash  Flows
For the three  months  ended January 31, 1997 and 1998 (unaudited)
================================================================================

                                                                                           Three Months Ended January 31,
                                                                                            ----------------------------
                                                                                                1997            1998
                                                                                            ------------    ------------
                                                                                                    (Unaudited)
Cash flows from operating activities:
     Net income                                                                             $    272,164    $  1,240,989
     Adjustment to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                            155,959         337,135
        Gain on disposal of equipment                                                            (14,100)
        Provision for returns and allowances                                                     199,500         404,911
        Amortization of deferred compensation                                                      4,312           4,312
        Amortization of loan discounts                                                           227,977         664,580
        Amortization of deferred financing costs                                                                 184,653
        Changes  in  operating  assets  and  liabilities, net of effects of acquisitions:
            Decrease (increase) in accounts receivable                                        (1,796,353)       (322,646)
            Decrease (increase) in capitalized software development costs                        (56,757)      1,306,904
            Decrease (increase) in prepaid royalties                                            (255,000)       (596,956)
            Decrease (increase) in prepaid expenses and other current assets                      69,091       2,141,464
            Decrease (increase) in inventories                                                    29,895       1,836,377
            Decrease (increase) in due from related affiliate                                      8,000
            Increase (decrease) in accounts payable                                              249,283      (4,797,813)
            Increase (decrease) in accrued expenses                                            1,039,722         785,894
            Increase (decrease) in advances-principally distributors                             433,802        (595,050)
            Increase (decrease) in due to/from related parties                                   (11,697)        (32,727)
            Increase (decrease) in other liabilities                                               3,716         (87,343)
                                                                                            ------------    ------------
                        Net cash provided by operating activities                                559,514       2,474,684
                                                                                            ------------    ------------

Cash flows from investing activities:
     Purchase of fixed assets                                                                     (6,257)        (29,669)
     Proceeds from sale of equipment                                                              47,000
     Acquisition, net cash paid                                                                               (1,186,874)
                                                                                            ------------    ------------
                        Net cash provided by (used in) investing activities                       40,743      (1,216,543)
                                                                                            ------------    ------------

Cash flows from financing activities:
     Costs associated with proposed initial public offering                                     (202,261)
     Proceeds from Security Purchase Agreement - convertible notes                                               803,800
     Repayments of Security Purchase Agreement - convertible notes                                            (2,886,133)
     Proceeds from line of credit                                                                 40,000       1,061,839
     Repayments for line of credit                                                              (150,000)       (250,000)
     Repayments on 1996 Financing                                                                                (20,224)
     Repayments of short-term notes payable                                                                     (740,000)
     Proceeds from exercise of stock options                                                                      45,000
     Principal payments on note payable                                                          (27,320)        (27,486)
     Loans to stockholders                                                                       (97,891)
     Payment from stockholders                                                                    50,000
     Repayment of capital lease obligation                                                                       (30,113)
     Distributions to stockholders                                                               (53,637)
                                                                                            ------------    ------------
                        Net cash used in financing activities                                   (441,109)     (2,043,317)
                                                                                            ------------    ------------

Effect of foreign exchange rates                                                                                (10,418)

                        Net increase (decrease) in cash for the period                           159,148        (795,594)
Cash and cash equivalents, beginning of the period                                               692,362       1,882,915
                                                                                            ------------    ------------
Cash and cash equivalents, end of the period                                                $    851,510    $  1,087,321
                                                                                            ============    ============




The Company accrued an additional amount relating to the purchase of Mission Studios        $    460,000
                                                                                            ============


Supplemental information on business acquired:
     Fair value of assets acquired                                                                          $ 12,181,948
        Less, liabilities assumed                                                                             (8,812,948)
            Stock issued                                                                                      (1,612,500)
            Options issued                                                                                      (256,500)
                                                                                                            ------------
Cash paid                                                                                                      1,500,000
     Less, cash acquired                                                                                        (313,126)
                                                                                                            ------------
Net cash paid                                                                                               $  1,186,874
                                                                                                            ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements (Information at January 31, 1998 and for the three month periods ended
                     January 31, 1997 and 1998 is unaudited)

1.  Organization:

Take-Two Interactive Software, Inc. (the "Company") was incorporated in the State of Delaware on September 30, 1993. Take-Two and its wholly owned subsidiaries, Mission Studios Corporation ("Mission"), Take-Two Interactive Software Europe Limited ("TTE"), Alternative Reality Technologies ("ART"), Inventory Management Systems, Inc.("IMSI"), Alliance Inventory Management ("AIM") and Creative Alliance Group Inc. ("CAG") design, develop, publish, market and distribute interactive software games for use on multimedia personal computer and video game console platforms. The Company's interactive software games are sold primarily in the United States, Europe and Asia.

2.  Significant Accounting Policies and Transactions:

Basis of Presentation in Accordance

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997.

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

Risk and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of capitalized software development costs, goodwill, allowances for returns and income taxes. Actual amounts could differ from those estimates.

Prepaid Royalties

Prepaid royalties were written down $50,000 in the first quarter of 1998 to net realizable value. Royalty expense for the three months ended January 31, 1998 amounted to $1,777,086 relating primarily to the release of Wheel of Fortune and the Monty Python series.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of inventory advances made to a vendor for the costs of manufacturing a Nintendo 64 game title that will be released in the second quarter of 1998.

Capitalized Software Development Costs (Including Film Production Costs)

Capitalized software costs were written down by $272,834 for the three months ended January 31, 1998 to net realizable value. Amortization of capitalized software costs amounted to $1,373,107 for the three months ended January 31, 1998.

Net Income (Loss) per Share

The Company has adopted SFAS No. 128 "Earnings Per Share" effective November 1, 1997. As required by SFAS No. 128, the Company has provided a reconciliation of basic earnings per share to dilutive earnings per share within the table outlined below. This statement also eliminates the presentation of primary EPS and requires the presentation of basic EPS (the principal difference being that common stock equivalents are not considered in the computation of basic EPS). It also requires the presentation of diluted EPS which gives effect to all dilutive potential common shares that were outstanding during the period.

The inclusion of the potential effect of the conversion of dilutive securities that resulted from the issuance of $4,200,000 principal amount of convertible promissory notes ("the Convertible Notes") in October 1997 were included in the Company's computation of diluted earnings per share because the options exercise prices were lower than the average market price of the common shares.

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

                                                                     Per Share
                                               Income       Shares     Amount
                                             ----------    ---------  --------
Net income attributable to common
     stockholders' - Basic                   $1,240,989     9,475,043    $.13

Plus: Impact from assumed conversion
     on 10% convertible notes                $   96,330        65,338


Options and warrants                                        1,548,794
                                             ----------    ----------

Net income attributable to common
     stockholders' - Diluted                 $1,337,319    11,089,175    $.12
                                             ==========    ==========    ====

Recently Issued Accounting Pronouncements

In February 1997, FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure". Under SFAS No. 129, an entity shall explain, in summary form within the financial statements, the pertinent rights and privileges of the various securities outstanding. This standard is effective for financial statement periods ending after December 15, 1997.


3. Business Acquisitions

On December 22, 1997, the Company acquired all the outstanding stock of L&J Marketing Inc. d/b/a Alliance Distributors ("Alliance"). Alliance is engaged in the wholesale distribution of interactive software games and videos. Alliance was merged into Alliance Inventory Management, Inc. ("AIM"), a newly formed wholly-owned subsidiary of IMSI. The total cost of the acquisition was $3,369,000, consisting of a cash payment of $1,500,000, issuance of 500,000 shares of restricted common stock valued at $1,612,500 and issuance of 76,000 options valued at $256,500. A Form 8-K has been filed on December 24, 1997 with the Securities and Exchange Commission in connection with the acquisition. The allocation of the cost of the acquisition, financial statements of Alliance, and unaudited pro forma information will be filed by amendment within 60 days of the date the Form 8-K was filed.

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

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements contained herein which are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, risks associated with the Company's future growth and operating results, the ability of the Company to successfully integrate the businesses and personnel of newly acquired entities into its operations, the shift in business focus from software development to publishing and distribution, changes in consumer preferences and demographics, technological change, inventory obsolescence, competitive factors and unfavorable general economic conditions. Actual results may vary significantly from such forward looking statements.


Results of Operations

Three Months Ended January 31, 1997 Compared to Three Months Ended January 31, 1998

Net sales increased by $15,936,387, or 259.9%, from $6,132,050 for the three months ended January 31, 1997 to $22,068,437 for the three months ended January 31, 1998. This growth in net sales was primarily due to the distribution of Wheel of Fortune for the Nintendo 64 platform and the TTE and AIM acquisitions.

Cost of sales increased by $12,005,670, or 403.4%, from $2,975,966 for the three months ended January 31, 1997 to $14,981,636 for the three months ended January 31, 1998. Cost of sales as a percentage of net sales increased to 67.9% for the three months ended January 31, 1998 from 48.5% for the three months ended January 31, 1997. The increase in both absolute dollars and as a percentage of net sales is primarily attributable to the higher unit cost of manufacturing Nintendo 64 products such as Wheel of Fortune, AIM's lower margin distribution operations and the write-off of $322,834 of capitalized software costs and prepaid royalties in excess of their net realizable value. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in the mix of products and distribution channels. Nintendo 64 products which are cartridge based have a much higher cost and typically achieve lower gross margin than the Company's PC CD-ROM products.

Research and development costs increased by $166,677, or 58.0%, from $287,571 for the three months ended January 31, 1997 to $454,248 for the three months ended January 31, 1998. This increase is primarily attributable to the acquisition of ART, a software developer, in July 1997. Research and development costs as a percentage of net sales decreased to 2.1% for the three months ended January 31, 1998 from 4.7% for the three months ended January 31, 1997. This decrease is attributable to the increase in net sales.

Selling and marketing expenses increased by $758,110, or 48.3%, from $1,569,969 for the three months ended January 31, 1997 to $2,328,079 for the three months ended January 31, 1998. The increase was primarily attributable to the acquisition of TTE's and AIM's distribution operations, which accounted for $415,363 of the increase and sales commissions and market development expenses incurred in connection with the distribution of Wheel of Fortune and the Monty Python series. Selling and marketing expenses as a percentage of net sales decreased to 10.5% for the three months ended January 31, 1998 from 25.6% for the three months ended January 31, 1997. This decrease is attributable to the increase in net sales. The Company anticipates that future selling and marketing expenses will increase as a result of the newly acquired operations of TTE and AIM, as well as increased marketing expenses associated with future Nintendo 64 products.

General and administrative expenses increased by $983,595, or 172.4%, from $570,643 for the three months ended January 31, 1997 to $1,554,238 for the three months ended January 31, 1998. This increase is primarily attributable to salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations. Also, general and administrative expenses for the three months ended January 31, 1998 included $184,653 of deferred financing costs in connection with the Convertible Notes. General and administrative expenses as a percentage of net sales decreased to 7.0% for the three months ended January 31, 1998 from 9.3% for the three months ended January 31, 1997. This decrease is attributable to the increase in net sales.

Depreciation and amortization expense increased by $181,176, or 116.2%, from $155,959 for the three months ended January 31, 1997 to $337,135 for the three months ended January 31, 1998. Amortization of intangible assets that resulted from the TTE and AIM acquisitions accounted for $118,657 of this increase.

Interest expense increased by $846,342, or 297.2%, from $284,787 for the three months ended January 31, 1997 to $1,131,129 for the three months ended January 31, 1998. The increase resulted primarily from the issuance of the Convertible Notes.

Income taxes increased by $25,992, or 173.4%, from $14,991 for the three months ended January 31, 1997 to $40,983 for the three months ended January 31, 1998. The increase resulted primarily from the accrual of state income taxes.

As a result of the foregoing, the Company achieved net income of $1,240,989 for the three months ended January 31, 1998, as compared to net income of $272,164 for the three months ended January 31, 1997.

Liquidity and Capital Resources

     The Company's primary capital requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically financed its operations through advances made by distributors, the issuance of debt and equity securities and bank borrowings. At January 31, 1998, the Company had working capital of $958,299 as compared to a working capital deficit of $911,105 at January 31, 1997.

     Net cash provided by operating activities for the three months ended January 31, 1998 was $2,474,684 as compared to $559,514 for the three months ended January 31, 1997. The increase was primarily attributable to an increase in the profitability after adjustments for non-cash items. Net cash used in investing activities for the three months ended January 3l, 1998 was $1,216,543 as compared to net cash provided by investing activities of $40,743 for the three months ended January 31, 1997. The increase in net cash used in investing was primarily attributable to the AIM acquisition. Net cash used in financing activities for the three months ended January 31, 1998 was $2,043,317 as compared to $441,109 for the three months ended January 31, 1997. The increase was primarily the result of the repayment of a portion of the Convertible Notes and other bank indebtedness. At January 31, 1998, the Company had cash and cash equivalent of $1,087,321.

     In September 1996, the Company consummated a private placement pursuant to which it issued (i) $2,088,539 principal amount of the 1996 Notes and (ii) five year warrants to purchase 417,234 shares of Common Stock at an exercise price of $.01 per share. Of such indebtedness, $523,320 principal amount of the 1996 Notes bears interest at an annual rate of 2% above the prime rate established from time to time by Chase Manhattan Bank N.A. and was payable on June 30, 1997. As of January 31, 1998, $129,524 principal amount of such indebtedness was outstanding.

     In December 1995, the Company entered into a loan agreement with Citibank, N.A. ("Citibank") which provides for borrowings under a revolving line of credit of up to $250,000. Interest accrues on advances at 9.5% per annum and is payable monthly. The line of credit is repayable in twenty four equal monthly installments in the event Citibank terminates the Company's right to obtain future loans. At January 31, 1998, $246,997 was outstanding under the line of credit. Substantially all of the Company's assets are pledged to Citibank as collateral and the repayment of advances is personally guaranteed by Ryan A. Brant, Chief Executive Officer of the Company.

     In connection with the Mission acquisition, in September 1996, the Company issued a promissory note in the principal amount of $337,750 bearing interest at the rate of 6% per annum, payable in equal monthly installments of $10,224 through September 1999. The Company also issued a promissory note in the principal amount of $330,000, of which $130,000 has been paid to date. Repayment of the remaining $200,000 is contingent upon the inclusion of a specific software engine in shipments of JetFighter IV. The Company has pledged the Mission stock as collateral for the repayment of such notes.

     In connection with the purchase of TTE, ART and certain software games, the Company issued an unsecured promissory note to GameTek FL's secured creditor in the amount of $500,000 payable in two equal annual installments of $250,000 on July 28, 1998 and July 29, 1999, bearing interest at a rate of 8% per annum, payable quarterly.

     In December 1996, TTE entered into a line of credit agreement (as amended in September 1997) with Barclay's Bank which provides for borrowings of up to approximately 400,000 pounds sterling ($670,000). Advances under the line of credit bear interest at the rate of 2% over Barclay's base rate per annum (9.0% as of January 31, 1998), payable quarterly. Borrowings are collateralized by TTE's receivables which must at all times be at least twice the amount outstanding on the line of credit and are guaranteed by the Company. The line of credit is cancellable and repayable upon demand. The available credit under this facility is approximately $34,000 at January 31, 1998.

     Pursuant to a Securities Purchase Agreement, dated October 14, 1997, the Company issued Convertible Notes in the aggregate principal amount of $4,200,000, which bear interest at the rate of 10% per annum. As of January 31, 1998, the aggregate principal amount outstanding on these notes was

$2,117,666. The Convertible Notes are collateralized by a first priority security interest in letters of credit issued in respect of purchase orders for Wheel of Fortune and Jeopardy! products designed for the Nintendo 64 platform (the "Products"). The Convertible Notes mature on September 30, 1999. The Company is required to repay the Convertible Notes prior to maturity under certain circumstances, including in the event of a change of control, a transfer of all or substantially all of the Company's assets, a merger or consolidation of the Company, the issuance of securities exceeding the Conversion Limit (if shareholder approval has not been obtained) or the failure of the Company to fulfill certain securities registration obligations. Convertible Notes repaid after February 28, 1998 are repayable at a premium. In addition, the Company is required to prepay the Convertible Notes through payments and collections (including draws under letters of credit) from the sale of the Products received by the Company after December 31, 1997. The Company also agreed to certain covenants, including limitations on the issuance of securities, mergers and acquisitions, incurrence of indebtedness, liens, the payment of dividends, capital expenditures and minimum levels of net worth. The Company anticipates that the Convertible Notes will be repaid by letters of credit from the sale of Jeopardy.

     In December 1997, IMSI and AIM entered into a revolving line of credit agreement with NationsBank, N.A. which provides for borrowings of up to $5,000,000. Advances under the line of credit are based on a borrowing formula equal to the lesser of (i) $5,000,000 or (ii) 80% of eligible accounts receivable plus 50% of eligible inventory. Interest accrues on such advances at a rate of .75% over NationsBank's prime rate (9.25% as of January 31, 1998) and is payable monthly. Borrowings under the line of credit are secured by a lien on accounts receivable and inventory of IMSI and AIM and are guaranteed by the Company. The loan agreement limits or prohibits IMSI and AIM, subject to certain exceptions, from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The available credit under this facility is approximately $117,000 at January 31, 1998. The line of credit expires on May 31, 1998. AIM also has an arrangement with Nationscredit Commercial Corporation of America, an affiliate of NationsBank ("Nationscredit"), whereby Nationscredit advances funds for the purchase of Nintendo hardware and software products and then bills AIM for amounts owed. A security agreement between AIM and Nationscredit grants Nationscredit a security interest in certain inventory and requires AIM to maintain a minimum working capital and tangible net worth. The Company has guaranteed the payment of amounts owed to Nationscredit.

     The Company's accounts receivable at January 31, 1998 were $7,226,898. As of January 31, 1998, the receivable balance from one distributor, amounted to approximately 35% of the Company's net accounts receivable balance. Delays in collection or uncollectibility of accounts receivable could adversely affect the Company's working capital position. The Company is subject to credit risks, particularly in the event that any of its receivables represent sales to a limited number of retailers or distributors or are concentrated in foreign markets.

     Pursuant to its agreement with a former distributor, the Company has agreed to make scheduled payments in the aggregate amount of $1,412,000 ($832,000 of which has been repaid) as reimbursement for advances previously made by such distributor.

     Based on plans and assumptions relating to its operations, the Company believes that projected cash flow from operations and available cash resources will be sufficient to satisfy its contemplated cash requirements for the reasonably foreseeable future. To the extent the Company continues to implement its expansion plans, the Company may seek to obtain additional financing. Nonrenewal of the Company's line of credit with NationsBank could adversely affect the Company's financial condition and require the Company to seek to obtain additional financing. There can be no assurance that projected cash flow from operations and available cash resources will be sufficient to fund the Company's operations or that additional financing will be available to the Company, if required.


Fluctuations in Operating Results and Seasonality

     The Company's operating results vary significantly from period to period as a result of purchasing patterns of potential customers, the timing of new product introductions by the Company and its competitors, product returns, marketing and research and development expenditures and pricing. Sales of the Company's products are seasonal, with peak product shipments typically occurring in the fourth calendar quarter (the Company's first fiscal quarter), depending upon the timing of product releases, as a result of increased demand for products during the year end holiday season.


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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

In December 1997, the Company issued 500,000 shares of Common Stock in connection with the acquisition of AIM.

In January 1998, the Company issued 100,000 restricted shares of Common Stock upon the exercise of options issued in connection with the 1994 Stock Option Plan. The options had an exercise price of $.45 per share.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
         Exhibit 11 - Statement of Computation of Earnings Per Share
         Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

     Current Report on Form 8-K dated December 24, 1997 reporting under Item 2 - Acquisition or disposition of assets, Item 5 - Other Events and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits - the completion of the Company's acquisition of L&J Marketing Inc. d/b/a Alliance Distributors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Take-Two Interactive Software, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Take-Two Interactive Software, Inc


By: /s/ Ryan A. Brant                                   Dated: February 20, 1998
    ------------------
         Ryan A. Brant
         Chief Executive Officer