Form 10QSB
period 1998-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 1998-06-15
CIK 946581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.   Yes _X_   No___

As of June 9, 1998, there were 10,914,412 shares of the registrant's Common Stock outstanding.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                          QUARTER ENDED APRIL 30, 1998

                                   FORM 10-QSB

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Interim Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheet - As of April 30, 1998          1

          Condensed Consolidated Statements of Operations -
               For the three months ended April 30, 1997 and 1998
               and the six months ended April 30, 1997 and 1998                2

          Condensed Consolidated Statements of Cash Flows -
               For the six months ended April 30, 1997 and 1998                3

          Notes to Interim Condensed Consolidated Financial Statements         4

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

Item 6.   Exhibits and Reports on Form 8-K

Item 1.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheet
As of April 30, 1998  (unaudited)

---------------------------------------------------------------------------------------------

                                     ASSETS:                                   April 30, 1998
                                                                                 (unaudited)
                                                                                ------------
Current assets:
     Cash and cash equivalents                                                  $    438,562
     Accounts receivable, net of reserve for allowances of $1,434,192             13,031,527
     Inventories                                                                   7,387,278
     Prepaid royalties                                                            11,993,871
     Prepaid expenses and other current assets                                     2,247,613
                                                                                ------------
            Total current assets                                                  35,098,851

Fixed assets, net                                                                  1,562,637
Prepaid royalties                                                                    227,500
Capitalized software development costs, net                                        2,709,192
Intangibles, net                                                                   7,862,444
                                                                                ------------
            Total assets                                                        $ 47,460,624
                                                                                ============

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
     Current portion of notes payable, net of discount                          $    250,000
     Current portion of notes payable due to related parties, net of discount        240,826
     Current portion of capital lease obligation                                      58,597
     Lines of credit, current portion                                              4,998,671
     Accounts payable                                                              5,862,849
     Accrued expenses                                                              8,817,733
     Due to related parties                                                            8,234
     Advances-principally distributors                                               411,999
                                                                                ------------
            Total current liabilities                                             20,648,909

Note payable, net of current portion                                                 250,000
Line of credit                                                                       123,499
Notes payable due to related parties, net of discount                                 49,834
Capital lease obligation, net of current portion                                      86,070
                                                                                ------------
            Total liabilities                                                     21,158,312
                                                                                ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, Series A; par value $.01 per share;
         1,850,000 shares authorized and outstanding                                  18,500
     Common stock, par value $.01 per share; 50,000,000 shares authorized;
        10,124,412 shares issued and outstanding                                     101,244
     Additional paid-in capital                                                   29,992,127
     Deferred compensation                                                          (231,282)
     Accumulated deficit                                                          (3,910,872)
     Foreign currency translation adjustment                                         332,595
                                                                                ------------
            Total stockholders' equity                                            26,302,312
                                                                                ------------
            Total liabilities and stockholders' equity                          $ 47,460,624
                                                                                ============

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three months ended April 30, 1997 and 1998 and the six months ended April 30, 1997 and 1998 (unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                            Three Months Ended April 30,  Six Months Ended April 30,
                                                                            ----------------------------  --------------------------
                                                                                 1997          1998           1997          1998
                                                                            ----------------------------  --------------------------
                                                                                     (unaudited)                 (unaudited)

Net sales                                                                    $ 3,504,941    $22,922,113   $ 9,636,991    $44,990,550
Cost of sales                                                                  1,975,693     14,955,064     4,951,659     29,936,700
                                                                             ---------------------------  --------------------------
        Gross profit                                                           1,529,248      7,967,049     4,685,332     15,053,850
                                                                             ---------------------------  --------------------------

Operating expenses:
     Research and development costs                                              313,368        429,512       600,939        883,760
     Selling and marketing                                                       929,441      2,902,344     2,499,410      5,230,423
     General and administrative                                                  467,033      2,813,343     1,037,676      4,367,581
     Depreciation and amortization                                               152,259        358,847       308,218        695,982
                                                                             ---------------------------  --------------------------
        Total operating expenses                                               1,862,101      6,504,046     4,446,243     11,177,746
                                                                             ---------------------------  --------------------------

        Income (loss) from operations                                           (332,853)     1,463,003       239,089      3,876,104

Loss on termination of capital lease                                                  --        225,395            --        225,395
Interest expense                                                                 201,089        600,519       485,876      1,731,648
                                                                             ---------------------------  --------------------------
        Income (loss) before income taxes                                       (533,942)       637,089      (246,787)     1,919,061
Provision for income taxes                                                         3,001          7,936        17,992         48,919
                                                                             ---------------------------  --------------------------
        Net income (loss)                                                       (536,943)       629,153      (264,779)     1,870,142
Preferred dividends                                                             (104,735)            --      (109,118)            --
Distributions paid to S corporation shareholders
     prior to acquisition                                                       (131,981)            --      (185,618)            --
                                                                             ---------------------------  --------------------------

        Net income (loss) attributable to common stockholders' - Basic       $  (773,659)   $   629,153   $  (559,515)   $ 1,870,142
                                                                             ===========================  ==========================

        Net income (loss) attributable to common stockholders' - Diluted     $  (773,659)   $   629,153   $  (559,515)   $ 1,870,142
                                                                             ===========================  ==========================


Per share data:
     Basic:
        Weighted average common shares outstanding                             7,182,358      9,886,645     6,840,011      9,680,844
                                                                             ===========================  ==========================
        Net income (loss) per share                                          $      (.11)   $       .06   $      (.08)   $       .19
                                                                             ===========================  ==========================
     Diluted:
        Weighted average common shares outstanding                             7,733,647     12,657,566     7,702,355     11,873,370
                                                                             ===========================  ==========================
        Net income (loss) per share                                          $      (.10)   $       .05   $      (.07)   $       .16
                                                                             ===========================  ==========================




                  The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                                                                                                   2

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six Months ended April 30, 1997  and  1998 (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Six Months Ended April 30,
                                                                                                        ---------------------------
                                                                                                             1997           1998
                                                                                                        ---------------------------
                                                                                                                (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                                                                  $  (264,779)    $ 1,870,142
     Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                                      308,218         695,982
         Loss on termination of capital lease                                                                    --         225,395
         Provision for allowances                                                                                --       1,418,406
         Amortization of deferred compensation                                                                8,625          39,262
         Amortization of loan discounts                                                                     338,090         887,228
         Amortization of deferred financing costs                                                                --         246,204
         Changes in operating assets and liabilities, net of effects of acquisitions:
             Decrease (increase) in accounts receivable                                                    (933,344)     (6,635,770)
             Decrease (increase) in capitalized software development costs                                 (395,331)      1,606,536
             Decrease (increase) in prepaid royalties                                                      (506,250)       (541,120)
             Decrease (increase) in prepaid expenses and other current assets                                27,308       2,294,658
             Decrease (increase) in inventories                                                              49,086       1,714,251
             Decrease (increase) in due from related parties                                                102,791              --
             Increase (decrease) in accounts payable                                                       (291,821)     (5,408,283)
             Increase (decrease) in accrued expenses                                                        955,839       6,228,382
             Increase (decrease) in advances-principally distributors                                       244,613        (835,770)
             Increase (decrease) in due to/from related parties                                              19,575        (145,242)
                                                                                                        ---------------------------
                            Net cash provided by (used in) operating activities                            (337,380)      3,660,261
                                                                                                        ---------------------------

Cash flows from investing activities:
     Purchase of fixed assets                                                                               (10,109)       (196,159)
     Payments made for termination of capital lease                                                              --        (233,145)
     Proceeds from sale of equipment                                                                         47,000              --
     Acquisition, net cash paid                                                                                  --      (1,186,874)
     Additional royalty payment in connection with the Mission Acquisition                                 (245,177)             --
                                                                                                        ---------------------------
                            Net cash used in investing activities                                          (208,286)     (1,616,178)
                                                                                                        ---------------------------

Cash flows from financing activities:
     Issuance of stock and warrants in connection with initial public offering,
         net of stock issuance costs of $1,755,698                                                        6,428,302              --
     Redemption of Preferred Stocks                                                                              --            (317)
     Proceeds from Security Purchase Agreement - convertible notes                                               --         803,800
     Repayments of Security Purchase Agreement - convertible notes                                               --      (5,003,800)
     Proceeds from Private Placement, net                                                                        --         948,333
     Proceeds from line of credit                                                                           214,141         496,213
     Repayments for line of credit                                                                         (404,541)       (327,992)
     Principal payments on short-term 1996 financing                                                         (8,000)        (20,224)
     Repayments of short-term notes payable                                                                      --        (740,000)
     Proceeds from exercise of stock options                                                                     --         106,663
     Principal payments on note payable                                                                     (54,924)        (55,384)
     Loans to stockholders                                                                                  (50,000)             --
     Payment from stockholders                                                                              110,187              --
     Repayment of capital lease obligation                                                                       --         (28,323)
     Distributions to stockholders                                                                         (185,618)             --
                                                                                                        ---------------------------
                            Net cash provided by (used in) financing activities                           6,049,547      (3,821,031)
                                                                                                        ---------------------------

Effect of foreign exchange rates                                                                                 --         332,595

                            Net increase (decrease) in cash for the period                                5,503,881      (1,444,353)
Cash and cash equivalents, beginning of the period                                                          692,361       1,882,912
                                                                                                        ---------------------------
Cash and cash equivalents, end of the period                                                            $ 6,196,242     $   438,562
                                                                                                        ===========================

The Company declared dividends to the holders of the preferred stock which is included
     in accrued expenses                                                                                $    35,064
                                                                                                        -----------

The Company accrued an additional amount relating to the purchase of Mission Studios                    $   814,478
                                                                                                        ===========


Supplemental information on business acquired:
     Fair value of assets acquired                                                                                      $12,181,948
         Less, liabilities assumed                                                                                       (8,812,948)
             Stock issued                                                                                                (1,612,500)
             Options issued                                                                                                (256,500)
                                                                                                                        -----------
Cash paid                                                                                                                 1,500,000
     Less, cash acquired                                                                                                   (313,126)
Net cash paid                                                                                                           $ 1,186,874
                                                                                                                        ===========


                           The accompanying notes are an integral part of the condensed consolidated financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements (Information at April 30, 1998 and for the six and three month periods ended April 30, 1997 and 1998 is unaudited)

1.  Organization:

Take-Two Interactive Software, Inc. (the "Company") was incorporated in the State of Delaware on September 30, 1993. Take-Two and its wholly owned subsidiaries, Mission Studios Corporation ("Mission"), Take-Two Interactive Software Europe Limited ("TTE"), Alternative Reality Technologies ("ART"), Inventory Management Systems, Inc. ("IMSI"), Alliance Inventory Management ("AIM") and Creative Alliance Group Inc. ("CAG") design, develop, publish, market and distribute interactive software games for use on multimedia personal computer and video game console platforms. The Company's interactive software games are sold primarily in the United States, Europe and Asia.

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

In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the six and three month periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997.

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

Risk and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of capitalized software development costs and intangibles, allowances for returns and income taxes. Actual amounts could differ from those estimates.

Prepaid Royalties

Prepaid royalties were written down $176,525 for the three months and $226,525 for the six months ended April 30, 1998 to net realizable value. Royalty expense for the three months and six months ended April 30, 1998 amounted to $1,777,086 and $5,363,000, respectively. These increases relate primarily to the release of Wheel of Fortune, Jeopardy, Gex: Enter the Gecko, Three Lions and the Monty Python series.

Capitalized Software Development Costs (Including Film Production Costs)

Capitalized software costs were written down by $29,491 for the three months and $302,325 for the six months ended April 30, 1998 to net realizable value. Amortization of capitalized software costs amounted to $ 1,303,107 and $1,820,462 for the three and six months ended April 30, 1998, respectively.

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


                                                      Six Months Ended April 30,
                                                       -------------------------
                                                           1997           1998
                                                       -----------    ----------
Basic:
     Net income attributable to common stockholders'   $  (559,515)   $ 1,870,142
                                                       ===========    ===========

     Common stock outstanding                            6,840,011      9,680,844

     Net income per share                              $      (.08)   $       .19
                                                       ===========    ===========

Diluted:
     Net income attributable to common stockholders'   $  (559,515)   $ 1,870,142


     Common stock outstanding                            6,840,011      9,680,844
     Common stock equivalents                              862,345      2,192,526
                                                       -----------    -----------
     Total                                               7,702,356     11,873,370
                                                       ===========    ===========

     Net income per share                              $      (.07)   $       .16
                                                       ===========    ===========

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior period financial statements. The Company is currently considering the various presentation options of SFAS No. 130.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires that public business enterprises report financial and descriptive information about its reportable operating segments. The statement is effective for periods beginning after December 15, 1997 and requires restatement of prior years in the initial year of application.

3. Business Acquisitions

In March  1998,  the  Company  acquired  substantially  all of the assets of BMG
Interactive Group, a division of BMG Entertainment North America ("BMG"), including direct distribution, sales and marketing offices in France and Germany; a product publishing and distribution group in the United Kingdom; distribution, publishing and certain sequel rights to twelve upcoming video game and PC game product releases; and various back catalog publishing and distribution rights. As consideration for these assets, the Company issued to BMG 1,850,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") valued at $11,498,000. The Preferred Stock is convertible on a one-for-one basis into shares of Common Stock, and is not entitled to receive dividends and has a liquidation preference of $6.875 per share.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

                       Working capital            $ 10,957,000
                       Equipment                       541,000
                                                  ------------
                                                  $ 11,498,000

The acquisition described above has been accounted for as a purchase transaction in accordance with APB No. 16 and, accordingly, the results of operations and financial position of BMG Interactive Group is included in the Company's consolidated financial statements from the date of acquisition.

Private Offering

In March 1998, the Company sold 158,333 shares of Common Stock in a private placement and received proceeds of $949,998.

Lines of Credit

In March 1998, IMSI and AIM amended a revolving line of credit agreement with NationsBank, N.A.. The line provides for borrowings of up to $7,000,000 and expires on May 31, 1999. Advances under the line of credit are based on a borrowing formula equal to the lesser of (i) $7,000,000 or (ii) 80% of eligible accounts receivable plus 50% of eligible inventory. Interest accrues on such advances at a rate of .75% over NationsBank's prime rate (9.25% as of April 30, 1998) and is payable monthly. Borrowings under the line of credit are collateralized by a lien on the assets of IMSI and AIM and are guaranteed by the Company. The loan agreement limits or prohibits IMSI and AIM, subject to certain exceptions, from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The available credit under this facility is approximately $850,376 at April 30, 1998.

In April 1998, TTE amended its line of credit agreement with Barclays' Bank. The line provides for borrowings of up to (pound)625,000 ($1,045,000). Advances under the line of credit bear interest at the rate of 3% over Barclays' base rate per annum (10.25%) as of April 30, 1998, payable quarterly. Borrowings are collateralized by TTE's receivables (which must at all times be at least 3 times the amount outstanding on the line of credit) and are guaranteed by the Company. The line of credit is cancelable and repayable upon demand and is subject to review prior to February 18, 1999. The available credit under this facility is approximately (pound)353,970 ($591,648) at April 30, 1998.

Subsequent Event

In May 1998 the Company consummated a private placement of 770,000 shares of Common Stock and received proceeds of $5,082,000, net of related expenses. $5,000,000 of the proceeds was used to fund the Company's obligation in a distribution agreement with Gathering of Developers I, Ltd. ("Gathering"), pursuant to which Gathering granted the Company (i) the exclusive right to distribute and market through standard retail channels Railroad Tycoon 2, Flight, Max Payne, FAKK 2, Unreal Based Game X, Rat Patrol, Stunts, Nocturne, Jazz Jackrabbit II and an unnamed title designed to operate on the PC platform in the United States and Canada during the later of a four-year period or three years following the release of any such product; (ii) a non-exclusive right to distribute the products on-line; and (iii) certain rights of first refusal to distribute the products designed for use on console platforms in North America, Europe, Israel, Australia and Africa.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements contained herein which are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, the Company's ability to successfully integrate the businesses and personnel of newly acquired entities into its operations, the shift in business focus from software development to publishing and distribution, changes in consumer preferences and demographics, technological change, competitive factors, unfavorable general economic conditions and the availability of adequate financing. The Company's actual results may differ materially from such forward looking statement.

Results of Three Months Ended April 30, 1997 and 1998

Net sales increased by $19,417,172, or 554.0%, from $3,504,941 for the three months ended April 30, 1997 to $22,922,113 for the three months ended April 30, 1998. Of such increases, $13,498,634 is attributed to international net sales which were from $124,160 to $13,622,794 for the three months ended April 30, 1997 and 1998, respectively. This significant increase in net sales was primarily attributed to the expanded scope of the Company's operations, including sales of Jeopardy!, designed for the Nintendo 64 platform, the TTE and AIM acquisitions and the release of Gex: Enter the Gecko and Three Lions which were acquired from BMG.

Cost of sales increased by $12,979,371, or 657.0%, from $1,975,693 for the three months ended April 30, 1997 to $14,955,064 for the three months ended April 30, 1998. Cost of sales as a percentage of net sales increased to 65.2% for the three months ended April 30, 1998 from 56.4% for the three months ended April 30, 1997. The increase in both absolute dollars and as a percentage of net sales is primarily attributable to the higher unit cost of manufacturing Nintendo 64 products such as Wheel of Fortune and Jeopardy! and Sony Playstation products such as Gex: Enter the Gecko and Three Lions, royalties incurred in connection with these products and AIM's lower margin distribution operations. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in the mix of products and distribution channels.

Research and development costs increased by $116,144, or 37.1%, from $313,368 for the three months ended April 30, 1997 to $429,512 for the three months ended April 30, 1998. This increase is primarily attributable to the acquisition of ART, a software developer, in July 1997. Research and development costs as a percentage of net sales decreased to 1.9% for the three months ended April 30, 1998 from 8.9% for the three months ended April 30, 1997.

Selling and marketing expenses increased by $1,972,903, or 212.3%, from $929,441 for the three months ended April 30, 1997 to $2,902,344 for the three months ended April 30, 1998. The increase was primarily attributable to the acquisition of TTE's and AIM's distribution operations and selling and marketing expenses incurred in connection with the distribution of Gex: Enter the Gecko and Three Lions. Selling and marketing expenses as a percentage of net sales decreased to 12.7% for the three months ended April 30, 1998 from 26.5% for the three months ended April 30, 1997.

This decrease is attributable to lower marketing dollars spent per unit as a result of the increase in net sales. The Company anticipates that future selling and marketing expenses will increase as a result of the newly acquired operations of TTE and AIM, as well as increased marketing expenses associated with proposed video game products.

General and administrative expenses increased by $2,346,310, or 502.4%, from $467,033 for the three months ended April 30, 1997 to $2,813,343 for the three months ended April 30, 1998. This increase is primarily attributable to salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations. General and administrative expenses as a percentage of net sales decreased to 12.3% for the three months ended April 30, 1998 from 13.3% for the three months ended April 30, 1997.

Depreciation and amortization expense increased by $206,588, or 135.7%, from $152,259 for the three months ended April 30, 1997 to $358,847 for the three months ended April 30, 1998. Amortization of intangible assets that resulted from the TTE and AIM acquisitions accounted for $166,301 of this increase.

Loss on termination of capital lease of $225,395 for the three months ended April 30, 1998 resulted from the termination of a capital lease for computer equipment.

Interest expense increased by $399,430, or 198.6%, from $201,089 for the three months ended April 30, 1997 to $600,519 for the three months ended April 30, 1998. The increase resulted primarily from the issuance of convertible notes used to finance the manufacturing of Nintendo 64 products Wheel of Fortune and Jeopardy! and interest incurred on the AIM and TTE lines of credit.

Income taxes increased by $4,935, or 164.5%, from $3,001 for the three months ended April 30, 1997 to $7,936 for the three months ended April 30, 1998. The increase resulted primarily from the accrual of state income taxes.

As a result of the foregoing, the Company achieved net income of $629,153 for the three months ended April 30, 1998, as compared to a net loss of $536,943 for the three months ended April 30, 1997.

Results of Six Months Ended April 30, 1997 and 1998

Net sales increased by $35,353,559, or 366.9%, from $9,636,991 for the six months ended April 30, 1997 to $44,990,550 for the six months ended April 30, 1998. Of such increases, $13,504,534 is attributed to international net sales which were from $194,160 to $13,698,694 for the six months ended April 30, 1997 and 1998, respectively. This growth in net sales was primarily due to the distribution of Wheel of Fortune and Jeopardy! for the Nintendo 64 platform, the TTE and AIM acquisitions and the release of Gex: Enter the Gecko and Three Lions which were acquired from BMG.

Cost of sales increased by $24,985,041, or 504.6%, from $4,951,659 for the six months ended April 30, 1997 to $29,936,700 for the six months ended April 30, 1998. Cost of sales as a percentage of net sales increased to 66.5% for the six months ended April 30, 1998 from 51.4% for the six months ended April 30, 1997.

The increase in both absolute dollars and as a percentage of net sales is primarily attributable to the higher unit cost of manufacturing Nintendo 64 products such as Wheel of Fortune and Jeopardy! and Sony Playstation products such as Gex: Enter the Gecko and Three Lions, royalties incurred in connection with these products and AIM's lower margin distribution operations.

Research and development costs increased by $282,821, or 47.1%, from $600,939 for the six months ended April 30, 1997 to $883,760 for the six months ended April 30, 1998. This increase is primarily attributable to the acquisition of ART, a software developer, in July 1997. Research and development costs as a percentage of net sales decreased to 2.0% for the six months ended April 30, 1998 from 6.2% or the six months ended April 30, 1997.

Selling and marketing expenses increased by $2,731,013, or 109.3%, from $2,499,410 for the six months ended April 30, 1997 to $5,230,423 for the six months ended April 30, 1998. The increase was primarily attributable to the acquisition of TTE's and AIM's distribution operations and sales commissions, distribution fees and market development expenses incurred in connection with the distribution of Wheel of Fortune and the Monty Python series. Selling and marketing expenses as a percentage of net sales decreased to 11.6% for the six months ended April 30, 1998 from 25.9% for the six months ended April 30, 1997.

General and administrative expenses increased by $3,329,905, or 320.9%, from $1,037,676 for the six months ended April 30, 1997 to $4,367,581 for the six months ended April 30, 1998. This increase is primarily attributable to salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations. Also, general and administrative expenses for the six months ended April 30, 1998 included $246,204 of deferred financing costs in connection with the convertible notes issued to finance the manufacturing of Nintendo 64 products Wheel of Fortune and Jeopardy!.

Depreciation and amortization expense increased by $387,764, or 125.8%, from $308,218 for the six months ended April 30, 1997 to $695,982 for the six months ended April 30, 1998. Amortization of intangible assets that resulted from the TTE and AIM acquisitions accounted for $260,642 of this increase.

Loss on termination of capital lease of $225,395 for the six months ended April 30, 1998 resulted from the termination of a capital lease for computer equipment.

Interest expense increased by $1,245,772, or 256.4%, from $485,876 for the six months ended April 30, 1997 to $1,731,648 for the six months ended April 30, 1998. The increase resulted primarily from the issuance of convertible notes used to finance the manufacturing of Nintendo 64 products Wheel of Fortune and Jeopardy! and interest incurred on the AIM and TTE lines of credit.

Income taxes increased by $30,927, or 171.9%, from $17,992 for the six months ended April 30, 1997 to $48,919 for the six months ended April 30, 1998. The increase resulted primarily from the accrual of state income taxes.

As a result of the foregoing, the Company achieved net income of $1,870,142 for the six months ended April 30, 1998, as compared to a net loss of $264,779 for the six months ended April 30, 1997

Liquidity and Capital Resources

     The Company's primary capital requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically financed its operations through advances made by distributors, the issuance of debt and equity securities and bank borrowings. At April 30, 1998, the Company had working capital of $13,508,505 as compared to a working deficit of ($1,442,974) at October 31, 1997. The increase in working capital was primarily attributable to the Company's acquisition of certain assets from BMG.

     Net cash provided by operating activities for the six months ended April 30, 1998 was $3,660,261 as compared to net cash used in operating activities of $337,380 for the six months ended April 30, 1997. The increase was primarily attributable to an increase in the profitability after adjustments for non-cash items. Net cash used in investing activities for the six months ended April 30, 1998 was $1,616,178 as compared to net cash used in investing activities of $208,286 for the six months ended April 30, 1997. The increase in net cash used in investing was primarily attributable to the AIM acquisition. Net cash used in financing activities for the six months ended April 30, 1998 was $3,821,031 as compared to net cash provided by financing activities of $6,049,547 for the six months ended April 30, 1997. The decrease in net cash provided by financing activities was primarily attributed to the cash inflow from the issuance of stock and warrants in connection with the initial public offering at April 30, 1997. In addition, at April 30, 1998 the Company repaid the outstanding aggregate principal amount under the Security Purchase Agreement. At April 30, 1998, the Company had cash and cash equivalent of $438,562.

     In September 1996, the Company consummated a private placement pursuant to which it issued (i) $2,088,539 principal amount of Notes and (ii) five year warrants to purchase 417,234 shares of Common Stock at an exercise price of $.01 per share. As of April 30, 1998, $129,524 principal amount of such indebtedness was outstanding.

     In December 1995, the Company entered into a loan agreement with Citibank, N.A. ("Citibank") which provides for borrowings under a revolving line of credit of up to $250,000. Interest accrues on advances at 9.5% per annum and is payable monthly. The line of credit is repayable in twenty-four equal monthly installments in the event Citibank terminates the Company's right to obtain future loans. At April 30, 1998, $246,997 was outstanding under the line of credit. Substantially all of the Company's assets are pledged to Citibank as collateral and the repayment of advances is personally guaranteed by Ryan A. Brant, Chief Executive Officer of the Company.

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

     In December 1996, TTE entered into a line of credit agreement (as amended in September 1997 and April 1998) with Barclays' Bank which provides for borrowings of up to approximately (pound)625,000 ($1,045,000). Advances under the line of credit bear interest at the rate of 3% over Barclays' base rate per annum (10.25% as of April 30, 1998), payable quarterly. Borrowings are collateralized by TTE's receivables which must at all times be at least three times the amount outstanding on the line of credit and are guaranteed by the Company. The line of credit is cancellable and repayable upon demand. The available credit under this facility is approximately (pound)353,970 ($591,648) at April 30, 1998.

     In December 1997, IMSI and AIM entered into a revolving line of credit agreement (as amended in March 1998) with NationsBank, N.A. which provides for borrowings of up to $7,000,000. Advances under the line of credit are based on a borrowing formula equal to the lesser of (i) $7,000,000 or (ii) 80% of eligible accounts receivable plus 50% of eligible inventory. Interest accrues on such advances at a rate of .75% over NationsBank's prime rate (9.25% as of April 30,
1998) and is payable monthly. Borrowings under the line of credit are collateralized by a lien on the assets of IMSI and AIM and are guaranteed by the Company. The loan agreement limits or prohibits IMSI and AIM, subject to certain exceptions, from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The available credit under this facility is approximately $850,376 at April 30, 1998. The line of credit expires on May 31, 1999. AIM also has an arrangement with Nationscredit Commercial Corporation of America, an affiliate of NationsBank ("Nationscredit"), whereby Nationscredit advances funds for the purchase of Nintendo hardware and software products and then bills AIM for amounts owed. A security agreement between AIM and Nationscredit grants Nationscredit a security interest in certain inventory and requires AIM to maintain a minimum working capital and tangible net worth. The Company has guaranteed the payment of amounts owed to Nationscredit.

     In October 1997, the Company issued Convertible Notes in the aggregate principal amount of $4,200,000, which bear interest at the rate of 10% per annum. At April 30, 1998, the Company repaid the outstanding aggregate principal amount on these notes.

     Pursuant to its agreement with a former distributor, the Company has agreed to make scheduled payments in the aggregate amount of $1,412,000 ($1,000,000 of which has been repaid) as reimbursement for advances previously made by such distributor.

     The Company's accounts receivable at April 30, 1998 were $13,031,527, net of reserve for allowances of $1,434,192. As of April 30, 1998, the receivable balance from BMG Entertainment International UK and Ireland Limited ("BMG

Entertainment"), amounted to approximately 48.3% of the Company's net accounts receivable balance. BMG Entertainment provides certain administrative services, including billing and collection to TTE.

     Delays in collection or uncollectibility of accounts receivable could adversely affect the Company's working capital position. The Company is subject to credit risks, particularly in the event that any of its receivables represent sales to a limited number of retailers or distributors or are concentrated in foreign markets, which could require the Company to increase its allowance for doubtful accounts.

     In March 1998, the Company issued 158,333 shares of Common Stock and received net proceeds of $949,998.

     In May 1998 the Company consummated a private placement of 770,000 shares of Common Stock and received proceeds of $5,082,000, net of related expenses. $5,000,000 of the proceeds was used to fund the Company's obligation in a distribution agreement with Gathering of Developers I, Ltd. ("Gathering"), pursuant to which Gathering granted the Company (i) the exclusive right to distribute and market through standard retail channels Railroad Tycoon 2, Flight, Max Payne, FAKK 2, Unreal Based Game X, Rat Patrol, Stunts, Nocturne, Jazz Jackrabbit II and an unnamed title designed to operate on the PC platform in the United States and Canada during the later of a four-year period or three years following the release of any such product; (ii) a non-exclusive right to distribute the products on-line; and (iii) certain rights of first refusal to distribute the products designed for use on console platforms in North America, Europe, Israel, Australia and Africa.

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

Fluctuations in Operating Results and Seasonality

     The Company's operating results may vary significantly from period to period as a result of purchasing patterns of potential customers, the timing of new product introductions by the Company and its competitors, product returns, marketing and research and development expenditures and pricing. Sales of the Company's products are seasonal, with peak product shipments typically occurring in the fourth calendar quarter (the Company's first fiscal quarter), depending upon the timing of product releases, as a result of increased demand for products during the year end holiday season.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

In March 1998, the Company issued 1,850,000 shares of Series A Convertible Preferred Stock in connection with the acquisition of substantially all of the assets of BMG Interactive Group.

In March 1998, the Company issued 12,000 shares of Common Stock upon the exercise of options granted in connection with the 1994 Stock Option Plan. The options had an exercise price of $.92 per share.

In April 1998, the Company issued 4,036 shares of Common Stock upon the exercise of warrants granted in connection with a 1996 private placement. The warrants had an exercise price of $.01 per share.

In April 1998, the Company issued 100,000 shares of Common Stock upon the exercise of options granted in connection with the 1994 Stock Option Plan. 64,631 of the options had an exercise price of $.45 per share and 35,369 of the options had an exercise price of $.92 per share.

In April 1998, the Company issued 158,333 shares of Common Stock pursuant to a private placement.

In connection with the above securities issuances, the Company relied on Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended. Each purchaser of securities is an "accredited investor".

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit
         Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

     Current Report on Form 8-K dated March 18, 1998 reporting under Item 2 - Acquisition or disposition of assets, Item 5 - Other Events and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits - the completion of the Company's acquisition of Certain Assets of BMG Interactive Group.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Take-Two Interactive Software, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Take-Two Interactive Software, Inc


By: /s/ Ryan A. Brant                                      Dated:  June 15, 1998
    -------------------------------
        Ryan A. Brant
        Chief Executive Officer