Form 10QSB
period 1998-07-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 1998-09-14
CIK 946581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended July 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

As of September 9, 1998, there were 16,836,498 shares of the registrant's Common Stock outstanding.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                           QUARTER ENDED JULY 31, 1998

                                   FORM 10-QSB

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Interim   Condensed    Consolidated   Financial   Statements
          (unaudited)
          Condensed Consolidated Balance Sheet - As of July 31, 1998                       1

          Condensed Consolidated Statements of Operations - For the three months ended July 31, 1997 and 1998 and the nine  months  ended July 31, 1997
          and 1998                                                                         2

          Condensed Consolidated  Statements of Cash Flows - For the nine months
          ended July 31, 1997 and 1998                                                     3

          Notes to Interim Condensed Consolidated Financial Statements                     4

Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          Results of Operations

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 6.   Exhibits and Reports on Form 8-K

Item 1.

TAKE-TWO  INTERACTIVE  SOFTWARE,  INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheet
As of July 31, 1998 (unaudited)


                                  ASSETS:                                               July 31, 1998
                                                                                          (unaudited)
                                                                                         ------------
Current assets:
     Cash and cash equivalents                                                           $    196,444
     Accounts receivable, net of allowances of $1,828,337                                  12,773,174
     Inventories                                                                            5,342,430
     Prepaid royalties                                                                     12,203,022
     Distribution advance                                                                   5,000,000
     Prepaid expenses and other current assets                                              2,632,684
                                                                                         ------------
            Total current assets                                                           38,147,754

Fixed assets, net                                                                           1,553,629
Prepaid royalties                                                                             257,500
Capitalized software development costs, net                                                 2,013,695
Intangibles, net                                                                            7,799,078
Other assets, net                                                                              30,555
                                                                                         ------------
            Total assets                                                                 $ 49,802,211
                                                                                         ============

                                LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
     Current portion of notes payable due to related parties, net of discount            $    207,606
     Current portion of capital lease obligation                                               76,489
     Lines of credit, current portion                                                       5,921,321
     Accounts payable                                                                       5,546,777
     Accrued expenses                                                                       5,392,940
     Due to related parties                                                                    37,597
     Advances-principally distributors                                                        311,999
                                                                                         ------------
            Total current liabilities                                                      17,494,729

Line of credit                                                                                123,499
Notes payable due to related parties, net of discount                                          20,188
Capital lease obligation, net of current portion                                              113,540
Other liabilities                                                                              24,999
                                                                                         ------------
            Total liabilities                                                              17,776,955
                                                                                         ------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, Series A; par value $.01 per share;
         1,850,000  shares  authorized and outstanding
     Common stock, par value $.01 per share; 50,000,000 shares authorized;                     18,500
        11,630,392 shares issued and outstanding                                              116,304
     Additional paid-in capital                                                            35,533,841
     Deferred compensation                                                                   (254,407)
     Accumulated deficit                                                                   (3,815,314)
     Foreign currency translation adjustment                                                  426,332
                                                                                         ------------
            Total stockholders' equity                                                     32,025,256
                                                                                         ------------
            Total liabilities and stockholders' equity                                   $ 49,802,211
                                                                                         ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Condensed Consolidated  Statements of Operations
For the three months ended July 31, 1997 and 1998 and the nine months ended July 31, 1997 and 1998 (unaudited)


                                                                           Three Months Ended July 31,    Nine Months Ended July 31,
                                                                               1997           1998              1997           1998
                                                                           ---------------------------------------------------------
                                                                                   (unaudited)                   (unaudited)

Net sales                                                                  $  2,843,146   $ 21,906,481   $ 12,480,137   $ 66,897,030
Cost of sales                                                                 2,749,467     14,077,291      7,701,026     44,013,992
                                                                            ------------   ------------   ------------   -----------
         Gross profit                                                            93,679      7,829,190      4,779,111     22,883,038
                                                                            ------------   ------------   ------------   -----------


Operating expenses:
     Research and development costs                                             289,064        467,976        890,003      1,351,737
     Selling and marketing                                                      235,084      3,861,366      2,734,494      9,091,789
     General and administrative                                                 774,149      2,669,733      1,816,942      7,037,313
     Depreciation and amortization                                              186,353        394,064        494,572      1,090,045
                                                                            ------------   ------------   ------------   -----------
         Total operating expenses                                             1,484,650      7,393,139      5,936,011     18,570,884
                                                                            ------------   ------------   ------------   -----------

         Income (loss) from operations                                       (1,390,971)       436,051     (1,156,900)     4,312,154

Loss on termination of capital lease                                                  -              -              -        225,395
Interest expense                                                                129,560        215,213        600,599      1,946,861
                                                                            ------------   ------------   ------------   -----------
         Income (loss) before income taxes                                   (1,520,531)       220,838     (1,757,499)     2,139,898
Provision for income taxes                                                          112         55,584         18,104        104,503
                                                                            ------------   ------------   ------------   -----------
         Net income (loss)                                                   (1,520,643)       165,254     (1,775,603)     2,035,395
Preferred dividends                                                                   -              -       (109,118)             -
Distributions paid to S corporation shareholders prior to acquisition            (1,637)             -       (202,092)             -
                                                                            ------------   ------------   ------------   -----------


         Net income (loss) before extraordinary gain on early
           extinguishment of debt                                            (1,522,280)       165,254     (2,086,813)     2,035,395

Extraordinary gain on early extinguishment of debt                                    -         62,647              -         62,647
                                                                            ------------   ------------   ------------   -----------

         Net income (loss) attributable to common stockholders' - Basic    $ (1,522,280)     $ 227,901   $ (2,086,813)   $ 2,098,042
                                                                           ============      =========   ============    ===========

         Net income (loss) attributable to common stockholders' - Diluted  $ (1,522,280)     $ 227,901   $ (2,086,813)   $ 2,098,042
                                                                           ============      =========   ============    ===========

Per share data:

     Basic:
         Weighted average common shares outstanding                           8,766,719     10,788,562      7,482,247     10,050,083
                                                                           ============      =========   ============    ===========

         Net income (loss) before extraordinary gain per share                   $ (.17)         $ .02         $ (.28)         $ .21
         Extraordinary gain per share                                                 -              -              -              -
                                                                            ------------   ------------   ------------   -----------

         Net income (loss) attributable to common stockholders' - Basic          $ (.17)         $ .02         $ (.28)         $ .21
                                                                           ============      =========   ============    ===========

     Diluted:
         Weighted average common shares outstanding                           8,766,719     14,160,963      7,482,247     12,635,901
                                                                           ============      =========   ============    ===========


         Net income (loss) before extraordinary gain per share                   $ (.17)         $ .02         $ (.28)         $ .17
         Extraordinary gain per share                                                 -              -              -              -
                                                                            ------------   ------------   ------------   -----------

         Net income (loss) attributable to common stockholders' - Diluted        $ (.17)         $ .02         $ (.28)         $ .17
                                                                           ============      =========   ============    ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Condensed  Consolidated  Statements of Cash Flows
For the nine months ended July 31, 1997 and 1998 (unaudited)


                                                                                                         Nine Months Ended July 31,
                                                                                                            1997            1998
                                                                                                        --------------------------
                                                                                                               (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                                                                  $(1,775,603)   $ 2,098,042
     Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                                       494,572      1,090,045
        Loss on termination of capital lease                                                                   --          225,395
        Gain on Extraordinary Item                                                                             --          (62,647)
        Provision for allowances                                                                            300,000      1,828,706
        Amortization of deferred compensation                                                                12,938         79,137
        Amortization of loan discounts                                                                      412,974        888,777
        Amortization of deferred financing costs                                                               --          246,204
        Changes  in  operating  assets  and  liabilities, net of effects of acquisitions:
            Increase in accounts receivable                                                              (2,238,812)    (6,637,420)
            Decrease (increase) in capitalized software development costs                                (1,287,197)     2,302,033
            Increase in prepaid royalties                                                                  (993,250)      (780,272)
            Increase in distribution advance                                                                   --       (5,000,000)
            Decrease in prepaid expenses and other current assets                                            21,430      1,989,087
            Decrease in inventories                                                                          58,293      3,820,120
            Increase in due from related parties                                                            113,000           --
            Increase (decrease) in accounts payable                                                       1,557,751     (6,000,615)
            Increase in accrued expenses                                                                    152,610      2,764,914
            Increase (decrease) in advances-principally distributors                                        315,058       (935,770)
            Increase (decrease) in due to/from related parties                                               75,920       (115,877)
                                                                                                          ---------      ---------
                        Net cash used in operating activities                                            (2,780,316)    (2,200,141)
                                                                                                          ---------      ---------


Cash flows from investing activities:
     Purchase of fixed assets                                                                               (45,129)      (216,068)
     Payments made for termination of capital lease                                                            --         (233,145)
     Acquisition, net cash paid                                                                            (100,000)    (1,186,874)
     Additional royalty payment in connection with the Mission Acquisition                                 (764,588)          --
                                                                                                          ---------      ---------
                        Net cash used in investing activities                                              (909,717)    (1,636,087)
                                                                                                          ---------      ---------


Cash flows from financing activities:
     Issuance of stock and warrants in connection with initial public offering,
        net of stock issuance costs of $1,952,774                                                         7,431,226           --
     Redemption of Preferred Stocks                                                                            --             (317)
     Proceeds from Security Purchase Agreement - convertible notes                                             --          803,800
     Repayments of Security Purchase Agreement - convertible notes                                             --       (5,003,800)
     Proceeds from Private Placement, net                                                                      --        5,980,333
     Proceeds from line of credit                                                                            35,653      1,310,667
     Repayments for line of credit                                                                             --         (270,856)
     Principal payments on short-term 1996 financing                                                       (373,572)       (56,322)
     Repayments of short-term notes payable                                                                    --         (990,000)
     Proceeds from exercise of stock options                                                                    260        136,665
     Principal payments on note payable                                                                     (60,965)       (83,703)
     Repayment of capital lease obligation                                                                  (28,295)       (51,202)
     Distributions to stockholders                                                                         (237,092)          --
                                                                                                          ---------      ---------
                        Net cash provided by financing activities                                         6,767,215      1,775,265
                                                                                                          ---------      ---------


Effect of foreign exchange rates                                                                               --          374,492

                        Net increase (decrease) in cash for the period                                    3,077,182     (1,686,471)
Cash and cash equivalents, beginning of the period                                                          692,362      1,882,915
                                                                                                          ---------      ---------
Cash and cash equivalents, end of the period                                                            $ 3,769,544    $   196,444
                                                                                                        ===========    ===========

The Company acquired equipment under a capital lease obligation                                         $   505,088    $    68,307
                                                                                                        ===========    ===========

The Company accrued an additional amount relating to the purchase of Mission Studios                    $   814,478
                                                                                                        ===========



Supplemental information on business acquired:
     Fair value of assets acquired                                                                                     $12,181,948
        Less, liabilities assumed                                                                                       (8,812,948)
            Stock issued                                                                                                (1,612,500)
            Options issued                                                                                                (256,500)
                                                                                                                       -------------
Cash paid                                                                                                                1,500,000
     Less, cash acquired                                                                                                  (313,126)
Net cash paid                                                                                                          $ 1,186,874
                                                                                                                       ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements (Information at July 31, 1998 and for the nine and three month periods ended July 31, 1997 and 1998 is unaudited)

1.   Organization:

Take-Two Interactive Software, Inc. (the "Company") was incorporated in the State of Delaware on September 30, 1993. Take-Two and its wholly owned subsidiaries, Mission Studios Corporation ("Mission"), Take-Two Interactive Software Europe Limited ("TTE"), Alternative Reality Technologies ("ART"), Inventory Management Systems, Inc. ("IMSI"), Alliance Inventory Management ("AIM"), Creative Alliance Group Inc. ("CAG"), and DirectSoft Australia Pty. Ltd. ("DirectSoft") design, develop, publish, market and distribute interactive software games for use on multimedia personal computer and video game console platforms. The Company's interactive software games are sold primarily in the United States, Europe and Australasia.

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

In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the nine and three month periods ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ending October 31, 1997.

In July 1997, the Company acquired all the outstanding stock of IMSI and CAG. IMSI and CAG are engaged in the wholesale distribution of interactive software games. To effect the acquisition, all of the outstanding shares of common stock of each of IMSI and CAG were exchanged for 900,000 shares of restricted common stock of the Company. The acquisition has been accounted for as a pooling of interests in accordance with APB No. 16 and accordingly, the accompanying financial statements have been restated to include the results of operations and financial position of IMSI and CAG for all periods presented prior to the business combination.

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

Prepaid Royalties

Prepaid royalties were written down $580,974 for the three months and $807,499 for the nine months ended July 31, 1998 to net realizable value. Amortization of prepaid royalties for the three months and nine months ended July 31, 1998 amounted to $574,775 and $5,887,775, respectively. These increases relate primarily to the release of Wheel of Fortune, Jeopardy, Gex: Enter the Gecko, Three Lions Soccer, Grand Theft Auto, and the Monty Python series.

Capitalized Software Development Costs (Including Film Production Costs)

Capitalized software costs were written down by $915,806 for the three months and $1,218,131 for the nine months ended July 31, 1998 to net realizable value. Amortization of capitalized software costs amounted to $140,681 and $1,482,294 for the three and nine months ended July 31, 1998, respectively.

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

3.   Business Acquisition

In June 1998, the Company acquired all of the assets of DirectSoft Australia Pty. Ltd., now known as DirectSoft Pty. Ltd. ("DirectSoft"). DirectSoft is a publisher and distributor of PC and video game software in Australia and New Zealand. As consideration for these assets, the Company issued 40,000 restricted shares of common stock valued at $256,500.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

               Working capital               $   23,131
               Equipment                         20,215
               Intangibles                      213,154
                                         --------------
                                              $ 256,500

The acquisition described above has been accounted for as a purchase transaction in accordance with APB No. 16 and, accordingly, the results of operations and financial position of DirectSoft is included in the Company's consolidated financial statements from the date of acquisition.

4.   Private Placement

In May 1998 the Company consummated a private placement of 770,000 shares of Common Stock and received proceeds of $5,082,000, net of related expenses. $5,000,000 of the proceeds was used to fund the Company's obligation in a distribution agreement with Gathering of Developers I, Ltd. ("Gathering"), pursuant to which Gathering granted the Company (i) the exclusive right to distribute through standard retail channels ten titles including, Railroad Tycoon 2, Fly, Max Payne, FAKK 2, Nocturne, Jazz Jackrabbit II and an unnamed title designed to operate on the PC platform in the United States and Canada during the later of a four-year period or three years following the release of any such product; (ii) a non-exclusive right to distribute the products on-line; and (iii) certain rights of first refusal to distribute the products designed for use on console platforms in North America, Europe, Israel, Australia and Africa.

5.   Cashless Exercise of Warrants

In June 1998 the Company, pursuant to a cashless exercise, announced that th, holders of 1,840,000 warrants issued in connection with its initial public offering, can, elect to receive one share of the Company's Common Stock for two warrants surrendered to the Company at any time until August 25, 1998. As of July 31, 1998, approximately 1,267,684 warrants were exchanged for 633,842 shares of Common Stock. As of August 25, 1998, an aggregate of 1,794,366 warrants were exchanged for 897,183 shares of Common Stock.

6.   Extraordinary Event-Gain on Early Extinguishment of Debt

In July 1998, the Company issued 32,138 shares of Common Stock, having a market value of $187,353, to Ocean Bank as payment in full for a promissory note due July 29, 1999. The gain on the early extinguishment of debt amounted to $62,647.

7.   Net Income (Loss) Per Common Share

The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the three and nine months ended July 31, 1997 and 1998. The extraordinary gain for the three and nine months ended July 31, 1998, has no significant effect on the EPS calculation and therefore, is not shown separately.


                                                                                                                      Per Share
                                                                                Income (Loss)            Shares         Amount
                                                                                -------------         ------------   -----------

Three Months Ended July 31, 1997:
        Basic EPS                                                               $  (1,522,280)         8,766,719        $(0.17)
        Effect of dilutive securities - Stock options and warrants                         --                 --

        Diluted EPS                                                             --------------        -------------
                                                                                $  (1,522,280)         8,766,719        $(0.17)

Three Months Ended July 31, 1998:
        Basic EPS                                                               $     227,901         10,788,562         $0.02
        Effect of dilutive securities - Stock options and warrants                         --          3,372,401

        Diluted EPS                                                             --------------        -------------
                                                                                $      227,901        14,160,963         $0.02

Nine Months Ended July 31, 1997:
        Basic EPS                                                               $   (2,086,813)        7,482,247        $(0.28)
        Effect of dilutive securities - Stock options and warrants                          --                --
                                                                                --------------        -------------
        Diluted EPS                                                             $   (2,086,813)        7,482,247        $(0.28)


Nine Months Ended July 31, 1998:
        Basic EPS                                                               $    2,098,042        10,050,083         $0.21
        Effect of dilutive securities - Stock options and warrants                          --         2,585,818
                                                                                --------------        -------------
        Diluted EPS                                                             $    2,098,042         12,635,901        $0.17



The computation for diluted number of shares excludes unexercised stock options and warrants which are antidilutive. The number of such shares was 734,896 and 320,000 for the periods ended July 31, 1997 and 1998, respectively.

8.   Subsequent Events

In August 1998, the Company entered into an agreement to resolve the litigation that was filed by Navarre Corporation in January 1997 which alleged that the Company breached a distribution agreement by failing to remit monies for product returns and marketing charges. The Company agreed to provide Navarre with product totaling $249,124 by January 31, 1999. If the Company fails to provide the full amount of product by January 31, 1999, the balance will be payable in cash. The Company estimates that the cost of manufacturing the product in fulfillment of this settlement totals approximately $77,287.

In August 1998, the Company issued 1,850,000 shares of Common Stock upon the conversion of 1,850,000 shares of its Series A Convertible Preferred Stock that were issued in connection with the acquisition of substantially all of the assets of BMG Interactive Group ("BMG").

In August 1998, the Company acquired all the outstanding stock of Jack of All Games, Inc. ("JAG"). JAG is engaged in the wholesale distribution of interactive software games. To effect the acquisition, all of the outstanding shares of common stock of JAG were exchanged for 2,750,000 shares of common stock of the Company. The acquisition will be accounted for as a pooling of interests in accordance with APB No. 16 and accordingly, the Company's audited financial statements for the two years ended October 31, 1997 and

1998 will be restated to include the results of operations and financial position of JAG. The proforma results for the three and nine month periods ended July 31, 1998 are as follows:


     Unaudited Supplemental Information:

                                  Three Months ended         Nine Months Ended
                                    July 31, 1998              July 31, 1998
                                --------------------        --------------------
Total Revenues:
   Take-Two                     $    21,906,481             $   66,897,030
   JAG                               15,404,637                 60,954,041
                                --------------------        --------------------
                                $    37,311,118             $  127,851,071
                                ====================        ====================

Net Income (Loss) -
Attributable to common
stockholders':
   Take-Two                     $       227,901             $    2,098,042
   JAG                                  258,094                    696,669
                                --------------------        --------------------
                                $       485,995             $    2,794,711
                                ====================        ====================

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


Results of Three Months Ended July 31, 1997 and 1998

Net sales increased by $19,063,335, or 670.5%, from $2,843,146 for the three months ended July 31, 1997 to $21,906,481 for the three months ended July 31, 1998. The increase in net sales was primarily attributable to the expansion of the Company's international and distribution operations which accounted for $8,422,762 and $8,358,147, respectively.

Cost of sales increased by $11,327,824, or 412.0%, from $2,749,467 for the three months ended July 31, 1997 to $14,077,291 for the three months ended July 31, 1998. The increase in the cost of sales is primarily attributable to the expansion of the Company's international and distribution operations which accounted for $3,210,365 and $7,533,997, respectively. Cost of sales as a percentage of net sales decreased to 64.3% for the three months ended July 31, 1998 from 96.7% for the three months ended July 31, 1997 due to certain sales of Take-Two Europe for which there was minimal gross margin for the three months ended July 31, 1997. In future periods, cost of sales may be affected by the sales mix (i.e. percentage of revenue attributable to distribution as compared to publishing), product mix (i.e. percentage of revenue attributable to PC as compared to Nintendo and to Sony Playstation platforms), and price competition.

Research and development costs increased by $178,912, or 61.9%, from $289,064 for the three months ended July 31, 1997 to $467,976 for the three months ended July 31, 1998. This increase is primarily attributable to the acquisition of ART, a software developer, in July 1997. Research and development costs as a percentage of net sales decreased to 2.1% for the three months ended July 31, 1998 from 10.2% for the three months ended July 31, 1997 due to the Company's shift in business focus from software development to publishing and distribution.

Selling and marketing expenses increased by $3,626,282, or 1,542.6%, from $235,084 for the three months ended July 31, 1997 to $3,861,366 for the three months ended July 31, 1998. Selling and marketing expenses as a percentage of net sales increased to 17.6% for the three months ended July 31, 1998 from 8.3% for the three months ended July 31, 1997. The increase in both absolute dollars and as a percentage of net sales is primarily attributable to the acquisition of TTE's and AIM's distribution operations and increased marketing expenses in connection with the distribution of Gex: Enter the Gecko, Three Lions Soccer and One. The Company anticipates that future selling and marketing expenses will increase as a result of the newly acquired operations of TTE, AIM and JAG, as well as increased marketing expenses associated with proposed video game products.

General and administrative expenses increased by $1,895,584, or 244.9%, from $774,149 for the three months ended July 31, 1997 to $2,669,733 for the three months ended July 31, 1998. This increase is primarily attributable to salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations. General and administrative expenses as a percentage of net sales decreased to 12.2% for the three months ended July 31, 1998 from 27.2% for the three months ended July 31, 1997.

Depreciation and amortization expense increased by $207,711, or 111.5%, from $186,353 for the three months ended July 31, 1997 to $394,064 for the three months ended July 31, 1998. Amortization of intangible assets that resulted from the TTE and AIM acquisitions accounted for $166,484 of this increase.

Interest expense increased by $85,653, or 66.1%, from $129,560 for the three months ended July 31, 1997 to $215,213 for the three months ended July 31, 1998. The increase resulted primarily from the interest incurred on the AIM and TTE lines of credit.

Income taxes increased by $55,472, from $112 for the three months ended July 31, 1997 to $55,584 for the three months ended July 31, 1998. The increase resulted primarily from the accrual of state income taxes.

Extraordinary gain on early extinguishment of debt of $62,647 for the three months ended July 31, 1998 resulted from the issuance of common stock as payment in full of a $250,000 promissory note due July 28, 1999.

As a result of the foregoing, the Company achieved net income of $227,901 for the three months ended July 31, 1998, as compared to a net loss of $1,522,280 for the three months ended July 31, 1997.

Results of Nine Months Ended July 31, 1997 and 1998

Net sales increased by $54,416,893, or 436.0%, from $12,480,137 for the nine months ended July 31, 1997 to $66,897,030 for the nine months ended July 31, 1998. The increase in net sales was primarily attributable to the expansion of the Company's international and distribution operations which accounted for $22,039,905 and $24,477,733, respectively.

Cost of sales increased by $36,312,966, or 471.5%, from $7,701,026 for the nine months ended July 31, 1997 to $44,013,992 for the nine months ended July 31, 1998. The increase in the cost of sales is primarily attributable to the expansion of the Company's international and distribution operations which accounted for $10,575,034 and $22,021,851, respectively. Cost of sales as a percentage of net sales increased to 65.8% for the nine months ended July 31, 1998 from 61.7% for the nine months ended July 31, 1997 dur to AIM's lower margin distribution operations.

Research and development costs increased by $461,734, or 51.9%, from $890,003 for the nine months ended July 31, 1997 to $1,351,737 for the nine months ended July 31, 1998. This increase is primarily attributable to the acquisition of ART, a software developer, in July 1997. Research and development costs as a percentage of net sales decreased to 2.0% for the nine months ended July 31, 1998 from 7.1% for the nine months ended July 31, 1997 due to the Company's shift in business focus from software development to publishing and distribution.

Selling and marketing expenses increased by $6,357,295, or 232.5%, from $2,734,494 for the nine months ended July 31, 1997 to $9,091,789 for the nine months ended July 31, 1998. Of such increase, $5,745,854 is attributed to TTE's distribution operations and its release of Three Lions Soccer, Gex Enter the Gecko, and One. Selling and marketing expenses as a percentage of net sales decreased to 13.6% for the nine months ended July 31, 1998 from 21.9% for the nine months ended July 31, 1997.

General and administrative expenses increased by $5,220,371, or 287.3%, from $1,816,942 for the nine months ended July 31, 1997 to $7,037,313 for the nine months ended July 31, 1998. This increase is primarily attributable to salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations.

Depreciation and amortization expense increased by $595,473, or 120.4%, from $494,572 for the nine months ended July 31, 1997 to $1,090,045 for the nine months ended July 31, 1998. Amortization of intangible assets that resulted from the TTE, AIM and DirectSoft acquisitions accounted for $427,126 of this increase.

Loss on termination of capital lease of $225,395 for the nine months ended July 31, 1998 resulted from the termination of a capital lease for computer equipment.

Interest expense increased by $1,346,262, or 224.2%, from $600,599 for the nine months ended July 31, 1997 to $1,946,861 for the nine months ended July 31, 1998. The increase resulted primarily from the issuance of convertible notes used to finance the manufacturing of Nintendo 64 products Wheel of Fortune and Jeopardy! and interest incurred on the AIM and TTE lines of credit.

Income taxes increased by $86,399, or 477.2%, from $18,104 for the nine months ended July 31, 1997 to $104,503 for the nine months ended July 31, 1998. The increase resulted primarily from the accrual of state income taxes.

Extraordinary gain on early extinguishment of debt of $62,647 for the three months ended July 31, 1998 resulted from the issuance of common stock, having a market value of $187,353, as payment in full of a $250,000 promissory note due July 28, 1999.

As a result of the foregoing, the Company achieved net income of $2,098,042 for the nine months ended July 31, 1998, as compared to a net loss of $2,086,813 for the nine months ended July 31, 1997.

Liquidity and Capital Resources

The Company's primary capital requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically financed its operations through advances made by distributors, the issuance of debt and equity securities and bank borrowings. At July 31, 1998, the Company had working capital of $20,653,025 as compared to a working capital deficit of $1,442,974 at October 31, 1997. The increase in working capital was primarily attributable to the Company's acquisition of certain assets from BMG.

Net cash used in operating activities for the nine months ended July 31, 1998 was $2,200,141 as compared to net cash used in operating activities of $2,780,316 for the nine months ended July 31, 1997. The decrease was primarily attributable to an increase in the profitability after adjustments for non-cash items. Net cash used in investing activities for the nine months ended July 31, 1998 was $1,636,087 as compared to net cash used in investing activities of $909,717 for the nine months ended July 31, 1997. The increase in net cash used in investing was primarily attributable to the AIM acquisition. Net cash provided by financing activities for the nine months ended July 31, 1998 was $1,775,265 as compared to net cash provided by financing activities of $6,767,215 for the nine months ended July 31, 1997. The decrease in net cash provided by financing activities was primarily attributed to the repayment of convertible notes of $5,003,800. At July 31, 1998, the Company had cash and cash equivalents of $196,444.

In September 1996, the Company consummated a private placement pursuant to which it issued (i) $2,088,539 principal amount of the 1996 Notes and (ii) five year warrants to purchase 417,234 shares of Common Stock at an exercise price of $.01 per share. Of such indebtedness, $523,320 principal amount of the 1996 Notes bears interest at an annual rate of 2% above the prime rate established from time to time by Chase Manhattan Bank N.A. and was payable on June 30, 1997. As of July 31, 1998, $93,426 principal amount of such indebtedness was outstanding.

In December 1995, the Company entered into a loan agreement with Citibank, N.A. ("Citibank") which provides for borrowings under a revolving line of credit of up to $250,000. Interest accrues on advances at 9.5% per annum and is payable monthly. The line of credit is repayable in twenty-four equal monthly installments in the event Citibank terminates the Company's right to obtain future loans. At July 31, 1998, $246,997 was outstanding under the line of credit. Substantially all of the Company's assets are pledged to Citibank as collateral and the repayment of advances is personally guaranteed by Ryan A. Brant, Chief Executive Officer of the Company.

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

In August 1998, JAG entered into a Second Amended and Restated Loan and Security Agreement with respect to its revolving line of credit with The Provident Bank (the "Bank"). The agreement provides for aggregate borrowings by JAG of up to $22.2 million consisting of (i) a revolving line of credit up to $20 million and
(ii) term loans aggregating $2.2 million. Advances under the line of credit are based on a borrowing formula with respect to eligible inventory and accounts receivable. Interest accrues on such advances at the prime rate established by the bank from time to time plus 1.25% and is payable monthly. Borrowings under the line of credit are secured by a lien on accounts receivable and inventory of JAG and are guaranteed by the Company and personally guaranteed by Robert
Alexander and David Rosenbaum, officers of JAG. The loan agreement limits or prohibits JAG, subject to certain exceptions, from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The line of credit expires on June 1, 1999.

In connection with the purchase of TTE, ART and certain software games, the Company issued an unsecured promissory note to GameTek FL's secured creditor in the amount of $500,000 payable in two equal annual installments of $250,000 on July 28, 1998 and July 29, 1999, bearing interest at a rate of 8% per annum, payable quarterly. In July 1998, the Company repaid the annual installment of $250,000 due on July 28, 1998 and issued 32,138 shares of Common Stock, having a market value of $187,353, to Ocean Bank as payment in full for the remaining installment of $250,000 due July 29, 1999. The gain on the early extinguishment of debt amounted to $62,647.

In December 1996, TTE entered into a line of credit agreement (as amended in September 1997, April 1998 and July 1998) with Barclays' Bank which provides for borrowings of up to approximately (pound)900,000 ($1,470,150). Advances under the line of credit bear interest at the rate of 3% over Barclays' base rate per annum (10.5% as of July 31, 1998), payable quarterly. Borrowings are collateralized by TTE's receivables which must at all times be at least three times the amount outstanding on the line of credit and are guaranteed by the Company. The line of credit is cancellable and repayable upon demand. The available credit under this facility is approximately (pound)336,800 ($550,162) at July 31, 1998.

In December 1997, IMSI and AIM entered into a revolving line of credit agreement (as amended in March 1998) with NationsBank, N.A. which provides for borrowings of up to $7,000,000. Advances under the line of credit are based on a borrowing formula equal to the lesser of (i) $7,000,000 or (ii) 80% of eligible accounts receivable plus 50% of eligible inventory. Interest accrues on such advances at a rate of .75% over NationsBank's prime rate (9.25% as of July 31, 1998) and is payable monthly. Borrowings under the line of credit are collaterized by a lien on the assets of IMSI and AIM and are guaranteed by the Company. The loan agreement limits or prohibits IMSI and AIM, subject to certain exceptions, from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The available credit under this facility is approximately $1,411,855 at July 31, 1998. The line of credit expires on May 31, 1999. AIM also has an arrangement with Nationscredit
Commercial    Corporation    of   America,    an   affiliate   of    NationsBank
("Nationscredit"), whereby Nationscredit advances funds for the purchase of Nintendo hardware and software products and then bills AIM for amounts owed. A security agreement between AIM and Nationscredit grants Nationscredit a security interest in certain inventory and requires AIM to maintain a minimum working capital and tangible net worth. The Company has guaranteed the payment of amounts owed to Nationscredit.

Pursuant to its agreement with a former distributor, the Company has agreed to make scheduled payments in the aggregate amount of $1,312,000 ($1,000,000 of which has been repaid) as reimbursement for advances previously made by such distributor.

The Company's accounts receivable at July 31, 1998 were $12,773,174, net of allowances of $1,828,337. As of July 31, 1998, the receivable balance from BMG Entertainment International UK and Ireland Limited ("BMG Entertainment"), amounted to approximately 13.8% of the Company's net accounts receivable balance. BMG Entertainment provides certain administrative services, including billing and collection to TTE.

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

In March 1998, the Company issued 158,333 shares of Common Stock and received net proceeds of $949,998. In May 1998, the Company issued 770,000 shares of Common Stock and received proceeds (net of placement fees) of $5,082,000.

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

International Trade

Product sales in international markets, primarily in the United Kingdom, other countries in Europe and the Pacific Rim, have accounted for 35.0% of the Company's net revenues for the nine months ended July 31, 1998. The Company is subject to risks inherent in foreign trade, including increased credit risks, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which could have a significant impact on the Company. Product sales by TTE in France and Germany are made in local currencies. The Company does not engage in foreign currency hedging transactions.

Year 2000 Issue

The Company has assessed the potential issues associated with programming codes in its existing computer systems with respect to a two-digit year value for the year 2000 and believes that addressing such issues is not a material event or uncertainty that would cause reported financial information not to be indicative of future operating results or financial condition. The Company is currently upgrading its accounting software. However, the Company has not determined whether its principle suppliers and customers are year 2000 compliant. In the event any of the Company's principle suppliers and customers are not year 2000 compliant it may have a material adverse affect on the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In August 1998, the Company entered into an agreement to resolve the litigation that was filed by Navarre Corporation in January 1997 which alleged that the Company breached a distribution agreement by failing to remit monies for product returns and marketing charges. The Company agreed to provide Navarre with product totaling $249,124 by January 31, 1999. If the Company fails to provide the full amount of product by January 31, 1999, the balance will be payable in cash. The Company estimates that the cost of manufacturing the product in fulfillment of this settlement totals approximately $77,287.

Item 2. Changes in Securities

In May 1998, the Company issued 770,000 shares of Common Stock in connection with a private placement and received proceeds (net of placement fees) of $5,082,000.

In June 1998, the Company issued 20,000 shares of Common Stock upon the exercise of options granted in connection with the 1994 Stock Option Plan. The options had an exercise price of $.92 per share.

In June 1998, the Company issued 40,000 shares of Common Stock in connection with the acquisition of DirectSoft.

In June 1998, the Company issued 633,842 shares of Common Stock in connection with a cashless exercise of warrants that were issued in connection with its initial public offering.

In July 1998, the Company issued 10,000 shares of Common Stock upon the exercise of options granted in connection with the 1994 Stock Option Plan. The options had an exercise price of $1.16 per share.

In July 1998, the Company issued 32,138 shares of Common Stock as payment in full for a $250,000 promissory note due July 29, 1999.

In connection with the above securities issuances, the Company relied on Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended. Each purchaser of securities is an "accredited investor".

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit
     Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K
     Current Report on Form 8-K dated June 29, 1998 reporting under Item 5 - Other Events

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Take-Two Interactive Software, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Take-Two Interactive Software, Inc.


By: /s/ Ryan A. Brant                                  Dated: September 14, 1998
    ------------------
        Ryan A. Brant
        Chief Executive Officer