Form 10-K
period 1998-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 1999-01-29
CIK 946581

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-KSB

         |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1998

                  OR

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                     0-29230
                             ----------------------
                              (Commission File No.)

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
           -----------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

          Delaware                                              51-0350842
----------------------------                               -------------------
(State or other jurisdiction                                (I.R.S. Employer
  of incorporation)                                        Identification No.)

                     575 Broadway, New York, New York 10012
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

  Small Business Issuer's telephone number, including area code: (212) 941-2988

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

Check whether the Small Business Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Small Business Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Small Business Issuer's revenues for the fiscal year ended October 31, 1998 were $191,071,672.

The aggregate market value of the Small Business Issuer's Common Stock held by non-affiliates as of January 22, 1999 was approximately $192,680,000. As of January 22, 1999 there were 18,351,924 shares of the Small Business Issuer's Common Stock outstanding.

                      Documents Incorporated by Reference:

                 Proxy Statement Relating to 1999 Annual Meeting
                          (incorporated into Part III)


================================================================================

                                     PART I


Item 1.  Business.


General

         Take-Two Interactive Software, Inc. (the "Company") is a leading worldwide developer, publisher and distributor of interactive entertainment software products. The Company's software operates on multimedia personal computers ("PCs"), video game console platforms manufactured by Sony, Nintendo and Sega and Nintendo's Game Boy Color hand-held gaming system. The Company has achieved rapid growth, with revenues increasing from $94 million for the year ended October 31, 1997 to $191 million for the year ended October 31, 1998.

         The market for entertainment software products has grown substantially in recent years. Steadily declining PC and video game console platform prices combined with more powerful and realistic computer graphics have resulted in greater demand for software games by audiences of all ages. According to industry sources, U.S. retail sales of software games in 1998 were $4.9 billion, an increase of 40% from $3.5 billion in 1997, with 56% of game players over the age of 18. The Company believes that rapid growth in this market will continue primarily as a result of an increasing installed base of PCs and video game console platforms.

         During the past year, the Company strategically acquired product rights which enhanced its publishing base. The Company acquired certain rights from BMG Interactive, a division of BMG Entertainment ("BMG"), including the worldwide publishing and distribution rights to Grand Theft Auto for PC and Sony PlayStation platforms. Additionally, the Company acquired certain exclusive rights from Gathering of Developers ("Gathering"), a group of six of the world's premier entertainment software developers, to distribute and publish Gathering's first ten titles, including Railroad Tycoon II. The Company also recently acquired exclusive rights to publish and distribute Nintendo 64 and Sony PlayStation versions of Earthworm Jim 3-D in North America and the worldwide publishing rights to a Nintendo 64 version of Microsoft's Monster Truck Madness.

         The Company has acquired leading software distributors to complement its publishing activities and to maximize product exposure and revenues. The Company recently acquired Jack of All Games ("JAG"), a distributor of entertainment software in the U.S., with large retail customers such as Hollywood Entertainment, Ames Department Stores, Best Buy, Toys R Us and Target Stores. The Company also acquires rights to distribute budget- priced software and has established direct selling relationships with major retailers. The Company believes that its strong retail distribution capabilities, including distribution operations in the United Kingdom, France, Germany and Australia, attract publishers with popular software content.

         The Company publishes software titles that are developed through publishing relationships with various software developers and through five internal development studios. The Company engages a development staff of 85 persons with technical capabilities to develop software products for all major game platforms.

         The Company was organized under the laws of the State of Delaware in September 1993. The Company's principal executive offices are located at 575 Broadway, New York, New York 10012, and its telephone number is (212) 941-2988. Unless the context otherwise requires, all references to the Company include the operations of its development subsidiaries: GearHead Entertainment, Inc. ("GearHead"), Mission Studios, Inc. ("Mission"), Talonsoft, Inc. ("Talonsoft") and Alternative Reality Technologies, Inc. ("ART"); its international publishing and distribution subsidiaries: Take-Two Interactive Software Europe Limited ("TTE") and DirectSoft Australia Pty. Limited ("DirectSoft"); and its domestic distribution subsidiaries: Inventory Management Systems, Inc. ("IMSI"), Alliance Inventory Management, Inc. ("AIM") and JAG.

Product Releases

         The Company actively seeks to release products with potential for mass appeal. For the year ended October 31, 1997, the JetFighter series sold more than 190,000 copies and with Dark Colony accounted for approximately 8.4% and 2.2%, respectively, of the Company's revenues. For the year ended October 31, 1998, Grand Theft Auto sold more than 630,000 copies and with Three Lions Soccer accounted for approximately 7.7% and 4.0%, respectively, of the Company's revenues. The Company has the rights to distribute PC versions of Railroad Tycoon II, Max Payne, Fly! and Kiss: Psycho Circus pursuant to its agreement with Gathering (see "Publishing and Distribution Arrangements"). Following are certain products released by the Company:

Title                                         Platform                Release Date            Description
-----                                         --------                ------------            -----------
JetFighter III                                PC                      November 1996           3-D military flight simulation
                                                                                              game
Dark Colony                                   PC                      August 1997             Strategy game set on Mars in
                                                                                              2026
Jetfighter Platinum                           PC                      October 1997            Technologically advanced
                                                                                              version
Wheel of Fortune                              Nintendo 64             November 1997           Popular TV game show
Jeopardy!                                     Nintendo 64             February 1998           Popular TV game show
Three Lions Soccer                            PC, Sony                April 1998              Featuring England's World Cup
                                              PlayStation                                     soccer team
Grand Theft Auto                              PC, Sony                June 1998               Car game set in criminal
                                              PlayStation                                     underworld
JetFighter: Full Burn                         PC                      June 1998               Combines JetFighter simulation
                                                                                              with cinematic sequences
Railroad Tycoon II                            PC                      October 1998            Player builds railroads to amass
                                                                                              wealth
Space Station: Silicon Valley                 Nintendo 64             October 1998            Save the world from mutant
                                                                                              animals
Tom Clancy's Rainbow Six                      PC                      October 1998            Save the world from terrorists
                                                                      (Europe)



         Monster Truck Madness, Earthworm Jim 3-D and Grand Theft Auto II are expected to account for a significant portion of the Company's revenues for the year ending October 31, 1999. Following is the Company's currently proposed schedule of certain product releases:

Title                                         Platform                Release Date             Description
-----                                         --------                ------------             -----------

Battle of Britain                             PC                      Spring 1999              Historical battle game from
                                                                                               Talonsoft
GTA London                                    Sony PlayStation        Spring 1999              First mission pack for Grand
                                                                                               Theft Auto
Fly!                                          PC                      Spring 1999              Flight simulation



Title                                         Platform                Release Date             Description
-----                                         --------                ------------             -----------

Railroad Tycoon II                            Sony PlayStation        Summer 1999              Player builds railroads to amass
                                                                                               wealth
Monster Truck Madness                         Nintendo 64             Summer 1999              Microsoft's successful PC game
In Fisherman's Bass Hunter 64                 Nintendo 64             Summer 1999              Fishing simulation game
                                              Game Boy
Earthworm Jim 3-D                             Nintendo 64             Summer 1999              Everyone's favorite earthworm,
                                              Sony PlayStation        (North America)          now in 3-D
Darkstone                                     PC, Sony                Summer 1999              Medieval action role-playing
                                              PlayStation             (North America)          game
Max Payne                                     PC                      Fall 1999                Gritty, noir third-person
                                                                                               action/shooter
JetFighter IV                                 PC                      Fall 1999                State-of-the-art photo textures,
                                                                                               advanced networking and
                                                                                               Internet support
Grand Theft Auto II                           Sony PlayStation        Fall 1999                Sequel to the popular Grand
                                                                                               Theft Auto
Spec Ops                                      Sony PlayStation        Fall 1999                Military combat action
Kiss: Psycho Circus                           PC, Sony                Spring 2000              Rock and roll legends
                                              PlayStation
                                              Sega Dreamcast


         There can be no assurance that any of the Company's proposed products will be released on a timely basis, or at all. See "Software Development."

Publishing and Distribution Arrangements

         The Company has acquired publishing and distribution rights to products and properties described below. Arrangements with third-party software developers and publishers generally require the Company to make advance payments and pay royalties and satisfy other conditions. Advances for software products are recoupable against royalties due to developers and publishers. Agreements typically provide for distribution fees payable to the Company. Although the Company devotes significant efforts to internal product development, the Company has increasingly emphasized the acquisition of publishing and distribution rights from third parties.

         In March 1995, the Company entered into a four-year agreement with Sony Computer Entertainment of America ("Sony") granting the Company a non-exclusive, nontransferable license in the United States and Canada to develop software on CD-ROMs for use on the PlayStation platform. Under the agreement, Sony is the exclusive manufacturer of all units and packaging materials for PlayStation products.

         In February 1998, the Company entered into a three-year agreement with Nintendo of America Inc. ("Nintendo") granting the Company a non-exclusive license in North, Central and South America to develop and sell software games incorporated in game cartridges for use on the Nintendo 64 game system. The agreement requires Nintendo to approve detailed product proposals as well as completed games, all associated artwork and marketing materials. The Company retains the right to adapt any games for sale on other platforms. The Company is obligated to pay Nintendo Co., Ltd., Nintendo's parent, to manufacture, print and package all games developed by the Company pursuant to the agreement, which prices include royalties. In May 1998, the Company entered into a similar three-year agreement with Nintendo Co., Ltd. granting the Company a non-exclusive license in Europe, Australia and New Zealand to develop and sell software games incorporated in game cartridges for use on the Nintendo 64 game system. In April 1998, the Company entered into an agreement with Nintendo granting the Company a non-exclusive right to develop software games for use on Nintendo Game Boy and Game Boy Color portable video game systems.

         In March 1998, the Company acquired certain publishing and distribution rights from BMG, including (1) the worldwide publishing and distribution rights and copyright to Grand Theft Auto for PC and Sony PlayStation platforms, (2) the worldwide publishing and distribution rights and copyright to Space Station:
Silicon Valley for the Nintendo 64 gaming system, (3) the European distribution rights to PC recreational software products including Berkley Systems' After Dark screen saver series, You Don't Know Jack trivia series, gaming franchises such as Crystal Dynamic's Gex and Pandemonium series for the Sony PlayStation and ASC Games' One for the Sony PlayStation, (4) the worldwide publishing and distribution rights to a series of sales region customized World Cup soccer games for the Sony PlayStation, (5) the worldwide publishing, distribution and sequel rights to the role- playing game Monkey Hero for the Sony PlayStation and PC platforms and (6) the worldwide publishing, distribution and sequel rights to the military combat game Special Ops for the Sony PlayStation and PC platforms.


         In April 1998, the Company entered into confidentiality agreement with Sega of America, Inc. ("Sega") in connection with the development of software games incorporated into CD-ROMs for use on the Sega Dreamcast system, formerly known as the Sega Katana platform. The Company is negotiating a development and license agreement to use Sega's intellectual property in developing, marketing and distributing software games.

         In May 1998, the Company entered into distribution agreements with Gathering pursuant to which Gathering granted the Company (i) the exclusive right to distribute its first ten products, including Railroad Tycoon II, Fly!, Max Payne, Nocturne and Kiss: Psycho Circus designed to operate on PC platforms in the United States and Canada during the later of a four-year period or three years following the release of any such product; (ii) exclusive European publishing rights for these products; (iii) a non-exclusive right to distribute the products on-line; and (iv) certain rights of first refusal to distribute the products designed for use on console platforms in North America, Europe, Israel, Australia and Africa. In December 1998, the Company obtained the exclusive worldwide rights to publish and distribute Railroad Tycoon II, Max Payne and
Kiss: Psycho Circus designed for use on video game console platforms.

         The Company has also entered into other agreements to develop, publish and distribute software products. These agreements include the grant by Interplay Entertainment Corp. of the exclusive right to market, publish and distribute Nintendo 64 and Sony PlayStation versions of Earthworm Jim 3-D in North and South America; the exclusive worldwide license from Microsoft, Inc. to distribute a version of Monster Truck Madness 2 designed to operate on the Nintendo 64 platform; and the grant by Majesco Sales, Inc. of exclusive European distribution rights for ten Nintendo Color Game Boy titles, including Monopoly, Millipede, Frogger, Centipede, Breakout, Battleship and Missile Command, licensed to Majesco by Hasbro Interactive.

         Publishing and distribution activities require significant up-front capital commitments to develop, manufacture and market software products. There can be no assurance that the Company will have adequate financial and other resources to satisfy its commitments or successfully develop, manufacture and market new products or that product sales will be sufficient to recover advances made to developers and publishers. Failure by the Company to satisfy its obligations under publishing and distribution agreements may result in modification of the terms or termination of the relevant agreement.

         The Company's success depends upon its ability to acquire or license products or properties on terms deemed commercially feasible. There is intense competition for products and properties among numerous companies, and there can be no assurance that the Company will be able to continue to license quality products and properties on favorable terms, or at all. The Company is dependent on third-party software developers to develop products within anticipated schedules and cost projections. Unanticipated development delays, additional costs or a decline in the economic prospects of principal developers could materially adversely affect the Company's operating results.

         The consumer software market and the personal computer and video game industries in general are characterized by rapidly changing technology, resulting in product and platform obsolescence and significant price erosion over the life of a product. The Company's success is dependent upon its ability to anticipate technological changes and to continually identify, acquire, develop and successfully market new products and remain competitive in terms of price and performance. The Company's products have been produced for multimedia PCs and Nintendo 64 and Sony PlayStation video consoles. A leveling off or a decline in the sales rate of multimedia PCs or Nintendo or Sony gaming consoles could have a material adverse effect on the Company's results of operations. To the extent the Company acquires rights to products designed to operate on new platforms, including Sega Dreamcast, the Company will be subject to the risks that any new platform may not achieve initial or continued market acceptance. There can be no assurance that the Company will be able to adapt its products or technologies to emerging hardware platforms or successfully acquire or develop software titles for such platforms or that product or platform obsolescence will not result in increased inventories of unsold products.


Marketing, Promotion and Distribution

         The Company's marketing and promotional efforts are intended to obtain maximum product exposure, broaden product distribution, promote brand name recognition, assist retailers and properly position, package and merchandise the Company's products. The Company markets products primarily by implementing aggressive public relations campaigns using print and on-line advertising. Advertisements are placed in industry magazines using memorable tag lines, visually appealing full color art work and creative concepts to position and distinguish the Company's products in the marketplace. The Company also employs various other marketing methods designed to promote consumer awareness, including in-store promotions and point-of-purchase displays, direct mail, cooperative advertising, attendance at trade shows, as well as the use of distinctive product packaging. The Company targets male consumers between the ages of 14 and 36. The Company maintains a sales and marketing staff of 59 persons.

         The Company distributes its own products and products developed by third parties through its wholly-owned subsidiaries, TTE, IMSI, AIM, DirectSoft and JAG. For the year ended October 31, 1998, distribution operations (i.e., the sale of third-party products) accounted for approximately 53.8% of the Company's revenues. Products are sold domestically at retail in computer superstores, consumer electronics stores and mall-based retailers, such as Best Buy, Comp USA, Computer City, Electronic Boutique, Babbages and Circuit City, and at certain mass merchandise stores such as WalMart, Kmart, Sears, Target Stores and Toys R Us. For the year ended October 31, 1998, sales to Hollywood Entertainment and Ames Department Stores accounted for approximately 6.6% and 5.6%, respectively, of the Company's revenues. For such year, no customer accounted for more than 10% of the Company's revenues.

         The Company's distribution operations require the Company to maintain operating margins, secure an adequate supply of currently popular software products and continually turn its inventories and maintain effective inventory and cost controls. The Company is dependent on third-party software manufacturers, developers, distributors and dealers (which include the Company's competitors) to provide adequate inventories of popular software games for the Company's retail customers on a timely basis and on favorable pricing terms. Such suppliers may sell their products directly to the Company's retail customers, rather than through the Company, on more favorable terms than those offered to the Company. JAG and AIM have historically been dependent on a limited number of suppliers for a significant portion of product purchases. Failure or delay by suppliers in providing competitive products to the Company on favorable terms could adversely affect the Company's ability to deliver products on a timely and competitive basis.

         The distribution channels through which consumer software products are sold have been characterized by rapid change, including consolidation and financial difficulties of certain retailers and the emergence of new channels for distribution of consumer software products such as mass merchandisers and other retail outlets. In addition, there are an increasing number of companies and new market entrants competing for access to these channels. Retailers of the Company's products typically have limited shelf space and promotional resources, and competition is intense among an increasing number of newly introduced entertainment software titles for adequate levels of shelf space and promotional support. Competitors with extensive product lines and popular titles frequently have greater bargaining power with retailers and, accordingly, the Company may not be able to achieve the levels of support and shelf space that such competitors receive.

         The Company has significantly expanded its international presence through the acquisition of offices and marketing and distribution operations in the United Kingdom, France, Germany and Australia. The Company recently opened a licensing office in Japan. Product sales in foreign markets have accounted for an increasing portion of the Company's revenues.


Software Development

         The Company engages in software development activities through its wholly-owned subsidiaries, Talonsoft, Mission, ART and GearHead, and maintains a development studio in the United Kingdom under the name Tarantula. The Company also obtains publishing and distribution rights to products developed by third parties. The Company's production process is designed to enable the Company to manage and control development, production budgets and timetables, identify and address possible production and technical issues and coordinate and implement marketing strategies in a creative environment. The Company utilizes an integrated scheduling and production process and software development tools, which include capabilities to produce cinematic quality movie sequences, full motion digital video and enhanced "real-time" 3-D graphics. The Company believes that its production capabilities permit it to produce high quality products on a timely and cost-effective basis. The Company engages a development staff of 85 persons.

         For the years ended October 31, 1997 and 1998, the Company incurred $1,248,258 and $1,403,660, respectively, on research and development relating to the Company's software products.

         The development of new software products is lengthy, expensive and uncertain, and product development typically requires 18 months to complete from the time a new concept is approved. Certain of the Company's proposed products are in early stages of development and considerable time, effort and resources will be required to complete development of such products. The introduction of new products is subject to the inherent risks of development delays. The Company has in the past and may in the future experience delays in introducing its products. Unanticipated delays, expenses, technical problems or difficulties could have a negative impact on revenues and net income or result in abandonment or material changes in product development and commercialization. There can be no assurance that the Company or third-party developers (including Gathering) will be able to successfully develop any new products on a timely basis or that technical or other problems will not occur which would result in increased costs or material delays.

         The Company's success may also be dependent upon the ability of third-party developers to adapt products to operate on and to be compatible with the products of original equipment manufacturers and to function on various hardware platforms. There can be no assurance that the Company will be able to adapt its products to operate on and be compatible with the products of third-party manufacturers or to function on any particular platform. In addition, software and other technology as complex as that incorporated into the Company's products may contain defects or errors which become apparent subsequent to commercial introduction. Remedying such errors may delay the Company's plans, cause it to incur additional costs and adversely affect its reputation.


Manufacturing

         The production of the Company's PC software includes CD-ROM pressing, assembly of product components, printing of product packaging and user manuals and shipping of finished goods, which is performed by third-party vendors in accordance with the Company's specifications and forecasts. The Company believes that there are alternative sources for these services that could be implemented without delay. The Company is dependent on Nintendo to provide supplies of video game cartridges and on Sony to provide supplies of CDs on a timely basis and on favorable terms. Nintendo cartridges are more expensive to manufacture than CDs, resulting in a greater inventory risk for those products. The Company purchases products manufactured by Nintendo and Sony by placing purchase orders in the ordinary course of business and by obtaining letters of credit in favor of Nintendo. The Company sends software code and a prototype of a title, together with related artwork, user instructions, warranty information, brochures and packaging designs to manufacturers for approval, defect testing and manufacturing. Products are generally shipped within two weeks of receipt of order. Products manufactured by Nintendo are generally shipped within four to six weeks of receipt of order. To date, the Company has not experienced any material difficulties or delays in the manufacture of its products or material delays due to product defects. The Company's software products carry a 90-day limited warranty.

Competition

         The Company faces intense competition for a finite amount of consumer discretionary spending from numerous other businesses in the consumer software industry ranging from small companies with limited resources to large companies with substantially greater financial, technical, marketing and other resources than those of the Company. The Company competes primarily on the basis of product quality and features, production capabilities, access to distribution channels and price. The Company considers its primary competitors in the entertainment software market to be Activision, Inc., Electronic Arts, Inc., GT Interactive, Inc., Acclaim Entertainment, Inc., THQ, Inc., Midway Games, Inc., Sony Entertainment Corporation of America, Inc. and Nintendo, among others. These and other companies with significantly greater financial resources than the Company may be able to carry larger inventories, adopt more aggressive pricing policies, make higher offers to licensors and developers for commercially desirable properties and implement more extensive advertising campaigns, including substantial television promotion. In addition, new competitors, including large software companies, media companies and film studios, are increasing their focus on the interactive entertainment software market. Competition for the Company's products is influenced by the timing of product releases and the similarity of such products to those of the Company, which may result in significant price competition, reduced operating margins, loss of shelf space or a reduction in sell-through of the Company's products at retail stores. The Company's products also compete with numerous other products and services which provide similar entertainment value, such as motion pictures, television and audio and video cassettes featuring similar themes, on-line computer programs and various other forms of entertainment which may be less expensive or provide other advantages to consumers.


Intellectual Property

         The Company regards certain of its software and production techniques as proprietary and attempts to protect such software and techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. The Company does not hold any patents or registered copyrights. Software products are susceptible to unauthorized copying. It may be possible for unauthorized third parties to copy or to reverse engineer the Company's products to obtain and use programming or production techniques that the Company regards as proprietary. In addition, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. The Company has obtained the rights to publish and distribute products developed by third parties. As the number of interactive software products in the market increases and the functionality of these products further overlaps, the Company believes that interactive software will increasingly become the subject of claims that such software infringes the copyrights or patents of others. From time to time, the Company receives notices from third parties alleging infringement of property rights. Although the Company believes that its products and technology and the products and technologies licensed from third parties do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others may occur. Any claims of infringement, with or without merit, can be time consuming and difficult to defend and, if successful, could have a material adverse effect on the Company.


Employees

         As of December 31, 1998, the Company had 240 full-time employees, including three executive officers, 85 employees engaged in product development, 59 in sales and marketing and 93 in operations. None of the Company's employees are subject to a collective bargaining agreement. The Company considers its relations with employees to be good.

Item 2.  Properties.

Executive Offices

         The Company's principal executive and administrative office is located at 575 Broadway, New York, New York in approximately 5,000 square feet of office space under a lease with 575 Broadway Corporation, a company controlled by Peter
M. Brant, a principal stockholder of the Company. The Company currently pays $14,864 per month rent, subject to annual consumer price index adjustments. The Company intends to relocate its executive offices to 10,000 square feet of office space in March 1999 under a new ten-year lease with 575 Broadway Corporation which provides for an annual rent of $300,000 during the first five years, increasing to $350,000 per year thereafter. The Company believes that the terms of the lease are no less favorable than those that could have been obtained from an unaffiliated third-party.

International Operations

         TTE leases 6,000 square feet of office space in Windsor, United Kingdom. The lease provides for a current annual rent of (pound)100,000 ($168,000) and expires in August 2006. TTE also leases office space in Lincoln, United Kingdom. The lease provides for a current annual rent of (pound)12,000 ($20,200) and expires in 2007. Subsidiaries of TTE lease office and warehouse space at locations in Paris, France, Munich, Germany and Tokyo, Japan for current aggregate annual rent of approximately $90,000. Directsoft leases office and warehouse space in Hornsby, Australia at an annual rent of $76,000.

Development Facilities

         GearHead maintains a production facility in Latrobe, Pennsylvania in 7,200 square feet of leased office space. The lease provides for an annual rent of $78,000 and expires in December 1999. The Company has an option to renew the lease for an additional four-year period. Mission currently leases approximately 1,500 square feet of office space in Inverness, Illinois pursuant to a lease that expires in February 1999. Mission has entered into a five-year agreement, commencing March 1999, to lease 2,600 square feet of office space at an annual rate of $53,040, subject to annual increases. ART leases approximately 2,500 square feet of space in Ontario, Canada at an annual rental of $32,400. Talonsoft leases approximately 3,800 square feet of office space in Baltimore, Maryland. Talonsoft currently pays $42,800 per annum under the lease, which expires in April 1999.


Distribution Facilities

         AIM leases approximately 13,000 square feet of office and warehouse space in College Point, New York. The lease provides for annual rent of $96,000, plus increases in real estate taxes, and expires in July 2001. IMSI leases approximately 10,000 square feet of office and warehouse space in Richmond, Virginia at an annual rental of $67,000. JAG leases approximately 64,000 square feet of office and warehouse space in Cincinnati, Ohio. JAG currently pays $225,000 per annum, plus taxes and insurance, under the lease, which expires in July 2002. JAG also leases 20,400 square feet of warehouse space in Cincinnati, Ohio on a month-to-month basis at a cost of $5,525 per month.


Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Market Information. The Common Stock has traded since September 23, 1998 on the NASDAQ National Market under the symbol "TTWO." From April 14, 1997 to September 22, 1998, the Common Stock traded on the NASDAQ SmallCap Market. The following table sets forth, for the periods indicated, the range of the high and low bid prices for the Common Stock as reported by NASDAQ. Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                      High            Low
                                                      ----            ---
Fiscal Year Ended October 31, 1997
----------------------------------
Second Quarter
(commencing April 14, 1997)........................   7 5/8           5 1/8

Third Quarter......................................   9               7

Fourth Quarter.....................................   8 3/16          6 1/2

Fiscal Year Ended October 31, 1998
----------------------------------
First Quarter......................................   7               4 1/2

Second Quarter.....................................   8 5/8           6 1/4

Third Quarter......................................   8 11/16         5 3/8

Fourth Quarter.....................................   6 5/8           4 3/4

Fiscal Year Ended October 31, 1999
----------------------------------
First Quarter
(through January 22, 1999).........................   12 3/16         5 3/4

         On January 22, 1999, the last sale price for the Common Stock as reported by NASDAQ was $11.50 per share. The number of record holders of the Company's Common Stock was approximately 90 as of January 22, 1999. The Company believes that there are in excess of 400 beneficial owners of its Common Stock.

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

         Recent Sales of Unregistered Securities. In July 1998, the Company issued 32,138 shares of Common Stock in consideration of the cancellation of a promissory note in the principal amount of $250,000.

         In August 1998, the Company issued 1,850,000 shares of Common Stock upon conversion by BMG of shares of Series A Convertible Preferred Stock.

         In August 1998, the Company issued 2,750,000 shares of Common Stock in connection with the acquisition of JAG.

         In August 1998, the Company issued to The Provident Bank warrants to purchase 20,000 shares of Common Stock at an exercise price of $5.625 per share.

         In August 1998, the Company issued 374,903 shares of Common Stock pursuant to the exercise of outstanding warrants at an exercise price of $.01 per share.

         In September 1998, the Company issued 10,000 shares of Common Stock pursuant to the exercise of options at an exercise price of $1.16 per share.

         The foregoing issuances were made in reliance on Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements contained herein which are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, risks associated with the Company's future growth and operating results, the ability of the Company to successfully integrate the businesses and personnel of newly acquired entities into its operations, changes in consumer preferences and demographics, technological change, competitive factors, unfavorable general economic conditions, Year 2000 compliance and other factors described herein. Actual results may vary significantly from such forward looking statements.


Overview

          The market for interactive software games is characterized by short product lifecycles and frequent introduction of new products, most of which do not achieve sustained market acceptance or do not generate sufficient levels of sales to offset the costs associated with product acquisition or development. Significant sales of new products occur within the first three months following their release. The Company's success depends upon its ability to continually acquire rights to new, commercially successful products and to replace revenues from products at the later stages of their lifecycles. Competitive, financial, technical or other factors adversely affecting the Company's ability to license, develop or distribute software products could materially adversely affect the Company's future operating results.

         The Company's business is speculative and is subject to all of the risks generally associated with the entertainment software industry, which is an evolving business with a relatively limited operating history. Software development costs, as well as promotion and marketing expenses, advances, royalties and third-party participations payable to software developers, creative personnel and others, which reduce potential revenues derived from software sales, have increased significantly in recent years. The Company's future operating results will depend on numerous factors beyond its control, including the popularity, price and timing of new entertainment software products being released and distributed, international, national, regional and local economic conditions (particularly economic conditions adversely affecting discretionary consumer spending), changes in consumer demographics, the availability of other forms of entertainment, critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted. A decline in the popularity of software games or in the consumer software industry generally or in particular market segments could adversely affect the Company's business and prospects.

         The Company derives its principal sources of revenues from publishing and distribution activities. Publishing revenues are derived from the sale of internally developed software products or products licensed from third parties. Distribution revenues are derived from the sale of third-party software and hardware products. Publishing activities generally generate higher margins than distribution activities, with sales of PC software resulting in higher margins than sales of cartridges designed for video game consoles. The Company recognizes revenue from software sales when products are shipped. See Note 2 to Notes to Consolidated Financial Statements.

         The Company's published products are subject to return if not sold to consumers. The Company accepts product returns for stock balancing, markdowns or defective products. In connection with publishing activities, at the time of product shipment, the Company establishes a reserve for future returns based primarily on its return policies and historical return rates and recognizes revenues net of product returns. The Company has historically experienced a product return rate of approximately 10% of gross publishing revenues (less than 1% of distribution revenues). Product returns which significantly exceed the Company's reserves would materially adversely affect the Company's operating results.

         Research and development costs (consisting primarily of salaries and related costs) incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting Standards Board (FASB) Statement No. 86. In accordance with FASB 86, the Company capitalizes software development costs subsequent to establishing technological feasibility (completion of a detailed program design) which is amortized (included in cost of sales) based on the greater of the proportion of current year sales to total estimated sales commencing with the product's release or the straight line method. At October 31, 1998, the Company had capitalized $2,160,477 of software development costs. The Company evaluates the recoverability of capitalized software costs which may be reduced materially in future periods. See Note 2 to Notes to Consolidated Financial Statements.


Acquisitions

         The Company has expanded its operations through internal growth and acquisitions, which has placed and may continue to place a significant strain on its management, personnel, administrative, operational, financial and other resources. The Company has released a significant number of additional products on new platforms, expanded its publishing and distribution operations, increased its advances to developers and manufacturing expenditures, expanded its work force and expanded its presence in international markets. To successfully manage its growth, the Company will be required to continue to implement and improve its information and operating systems, hire, train and manage an increasing number of management and other personnel and monitor its operations. The Company has limited experience in effectuating rapid expansion and in managing operations which are geographically dispersed. There can be no assurance that the Company will be able to successfully manage its expanded operations.

         In September 1996, the Company acquired all of the outstanding capital stock of Mission, a software developer, in consideration of $1,674,478 in cash, the issuance of 182,923 shares of Common Stock (valued at $440,000) and two promissory notes in the aggregate principal amount of $667,750.

         In July 1997, the Company acquired all of the outstanding capital stock of TTE and ART from GameTek (FL), Inc. ("GameTek FL"). The cost of the acquisition was $3,848,162, consisting of (i) the payment of $100,000 in cash,
(ii) the issuance of 406,553 shares of Common Stock of the Company (valued at $3,000,000), (iii) the issuance of an unsecured promissory note of the Company in the principal amount of $500,000 to GameTek FL's secured creditor, (iv) the issuance of a promissory note in the principal amount of $200,000 payable to GameTek FL together with accrued interest which was repaid on September 15, 1997 and (v) direct transaction costs of $48,162. The acquisition was accounted for as a purchase and, accordingly, the results of operations of TTE and ART are included in the Company's consolidated financial statements as of the date of acquisition.

         In July 1997, the Company acquired all of the outstanding capital stock of IMSI and Creative Alliance Group, Inc. ("CAG"). Pursuant to Agreements and Plans of Merger, all of the outstanding shares of common stock of each of IMSI and CAG were converted into an aggregate of 900,000 shares of Common Stock of the Company. The acquisition has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the results of operations and financial position of IMSI and CAG for all periods presented. Prior to July 31, 1997, IMSI and CAG were S corporations. Distributions of $202,092 were made to the shareholders of IMSI and CAG prior to the acquisition.

         In December 1997, the Company acquired all of the outstanding shares of the capital stock of L&J Marketing, Inc. d/b/a Alliance Distributors ("Alliance"), a company engaged in the distribution of video game software and hardware, in consideration of the issuance of 500,000 shares of Common Stock, a capital contribution in the amount of $1.5 million and the issuance of five-year options to purchase an aggregate of 76,000 shares of Common Stock at a price of $2.00 per share. Alliance was merged into AIM and became a wholly-owned subsidiary of IMSI. The Company accounted for the acquisition as a purchase and, accordingly, the results of operations of AIM are included in the Company's consolidated financial statements as of the date of acquisition.
See Note 3 to Notes to Consolidated Financial Statements.

         In March 1998, the Company acquired substantially all of the assets of BMG, including direct distribution, sales and marketing operations in France and Germany; a product publishing and distribution group in the United Kingdom; distribution, publishing and certain sequel rights to twelve video and PC game product releases; and various back catalogue publishing and distribution rights. As consideration for the acquisition, the Company issued to BMG 1,850,000 shares of newly created Series A Convertible Preferred Stock, which were subsequently converted into Common Stock. See Note 3 to Notes to Consolidated Financial Statements.

         In June 1998, the Company acquired all of the assets of DirectSoft Australia Pty. Limited, a publisher and distributor of PC and video game software in Australia and New Zealand. As consideration for the assets, the Company issued 40,000 shares of Common Stock. See Note 3 to Notes to Consolidated Financial Statements.

         In August 1998, the Company acquired all of the outstanding capital stock of JAG, a company engaged in the distribution of video games. Pursuant to an Agreement and Plan of Merger, all of the outstanding shares of the capital stock of JAG were converted into an aggregate of 2,750,000 shares of Common Stock of the Company. The acquisition was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the results of operations and financial position of JAG for all periods presented. Prior to August 1998, JAG was an S corporation. Distributions of approximately $900,000 were made to the shareholders of JAG prior to the acquisition. See Note 3 to Notes to Consolidated Financial Statements.

         In December 1998, the Company acquired all of the outstanding capital stock of Talonsoft, a company engaged in the development of historical military strategy games, in consideration of the issuance of 1,033,336 shares of Common Stock. The acquisition will be accounted for as a pooling of interests.


Results of Operations

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations:
                                                     Years Ended
                                                     October 31,
                                                1997                 1998
                                               ------               -----
Net sales..................................     100.0%               100.0%
Cost of sales..............................      85.5                 76.5
Research and development costs.............       1.3                   .7
Selling and marketing......................       7.3                  9.4
General and administrative.................       5.9                  7.0
Depreciation and amortization..............       1.0                   .9
Interest expense...........................       2.0                  1.9
Income taxes...............................       -                   (0.2)
Net income (loss)..........................      (3.9)                 3.1


Years Ended October 31, 1998 and 1997

         Net sales increased by $97,394,710, or 104.0%, from $93,676,962 for the fiscal year ended October 31, 1997 ("fiscal 1997") to $191,071,672 for the fiscal year ended October 31, 1998 ("fiscal 1998"). The increase was primarily attributable to the acquisition of product rights from BMG and Gathering. Publishing revenues increased by $75,315,796, or 584.9%, from $12,877,068 for fiscal 1997 to $88,192,864 for fiscal 1998. The Company also acquired leading software distributors to complement its publishing activities and to maximize product exposure and revenues. Distribution revenues increased by $23,137,670, or 29.0%, from $79,728,424 for fiscal 1997 to $102,866,094 for fiscal 1998. For fiscal 1998, revenues from publishing and distribution activities accounted for approximately 46.2% and 53.8%, respectively, of the Company's net sales. For such year, software products designed for PC and video game console platforms accounted for approximately 12.2% and 71.3%, respectively, of the Company's revenues, with sales of video game hardware accounting for 11.4% of net sales. In addition, the Company significantly expanded its presence in international markets. International sales accounted for approximately $41,423,625, or 21.7%, of the Company's net sales for fiscal 1998.

         Cost of sales increased by $66,118,368, or 82.6%, from $80,090,488 for fiscal 1997 to $146,208,856 for fiscal 1998. The increase in absolute dollars was primarily a result of the expanded scope of the Company's operations. Cost of sales as a percentage of net sales decreased from 85.5% for fiscal 1997 to 76.5% for fiscal 1998. This decrease was primarily due to an increase in publishing activities which provide higher margins than distribution operations. In future periods, costs of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

         Research and development costs increased by $155,402, or 12.5%, from $1,248,258 for fiscal 1997 to $1,403,660 for fiscal 1998. Research and development costs as a percentage of sales decreased from 1.3% for fiscal 1997 to .7% for fiscal 1998. This decrease was attributable to the shift from software development to publishing and distribution. The Company anticipates that research and development costs will increase in absolute dollars in connection with the acquisition of Talonsoft.

         Selling and marketing expenses increased by $11,072,969, or 162.4%, from $6,818,981 for fiscal 1997 to $17,891,950 for fiscal 1998. Selling and marketing costs as a percentage of net sales increased from 7.3% for fiscal 1997 to 9.4% for fiscal 1998. The increase in both absolute dollars and as a percentage of net sales was primarily due to increased marketing and promotion efforts undertaken to broaden product distribution and to assist retailers in positioning the Company's products for sale to consumers.

         General and administrative expenses increased by $7,815,778 or 141.4%, from $5,528,072 for fiscal 1997 to $13,343,850 for fiscal 1998. General and administrative expenses as a percentage of net sales increased from 5.9% for fiscal 1997 to 7.0% for fiscal 1998. The increase in both absolute dollars and as a percentage of net sales was primarily due to increased salaries, rent, insurance premiums and professional fees associated with recent acquisitions.

         Depreciation and amortization expense increased by $848,673, or 90.1%, from $941,828 for fiscal 1997 to $1,790,501 for fiscal 1998. This increase was primarily attributable to the amortization of goodwill associated with the TTE, AIM and BMG acquisitions.

         Interest expense increased by $1,843,900, or 99.9%, from $1,845,520 for fiscal 1997 to $3,689,420 for fiscal 1998. The increase resulted primarily from increased borrowings during fiscal 1998.

         Income taxes decreased $383,383 from a tax provision of $18,421 for fiscal 1997 to a tax benefit of $364,962 for fiscal 1998. This decrease was primarily attributable to the recognition of a deferred tax asset of $941,000.

         As a result of the foregoing, the Company achieved net income of $6,014,649 for fiscal 1998, as compared to a net loss of $3,623,114 for fiscal 1997.


Liquidity and Capital Resources

         The Company's primary capital requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically financed its operations through cash flow from operations, the issuance of debt and equity securities and bank borrowings. At October 31, 1998, the Company had working capital of $21,683,439 as compared to working capital of $16,058,762 at October 31, 1997. The increase was primarily attributable to the acquisition of assets from BMG.

         Net cash used in operating activities for fiscal 1998 was $7,696,235, as compared to net cash used in operating activities of $15,246,445 for fiscal 1997. The decrease was primarily attributable to net income of $6,014,649 for fiscal 1998. The Company used net cash in operating activities primarily to finance significantly increased levels of receivables, inventories and advances to developers. Net cash used in investing activities for fiscal 1998 was $1,801,566, as compared to $2,437,316 for fiscal 1997. Net cash provided by financing activities for fiscal 1998 was $9,724,895, as compared to $19,483,086 for fiscal 1997. The decrease was primarily the result of the repayment of indebtedness and a decrease in debt and equity financings in fiscal 1998.

         In connection with the Mission acquisition, in September 1996, the Company issued a promissory note in the principal amount of $337,750 bearing interest at the rate of 6% per annum, payable in equal monthly installments of $10,224 through September 1999. The principal amount outstanding as of October 31, 1998 was $106,905. The Company also issued a promissory note in the principal amount of $330,000, of which $130,000 has been repaid. Repayment of the remaining $200,000 is contingent upon the inclusion of a specific software engine in shipments of JetFighter IV. The Company has pledged the Mission stock as collateral for the repayment of this indebtedness.

         In July 1997, the Company issued an unsecured promissory note to GameTek FL's secured creditor in the amount of $500,000 payable in two equal annual installments of $250,000 on July 28, 1998 (which was repaid) and July 29, 1999, bearing interest at a rate of 8% per annum, payable quarterly. In July 1998, the Company issued 32,138 shares of Common Stock in consideration of the cancellation of $250,000 of indebtedness. See Note 14 to Notes to Consolidated Financial Statements.

         In December 1996, TTE entered into a line of credit agreement, as amended in September 1997, April and July 1998 and January 1999, with Barclay's Bank. The line of credit provides for borrowings of up to approximately (pound)2,000,000 ($3,347,200). Advances under the line of credit bear interest at the rate of 1.5% over Barclay's base rate per annum (currently 7.5%), payable quarterly. Borrowings are collateralized by TTE's receivables, which must be at least 200% of the amount outstanding under the line of credit, and are guaranteed by the Company. The line of credit is cancellable and repayable upon demand and is subject to review prior to December 31, 1999. The available credit under this facility was approximately (pound)664,759 ($1,112,607) at October 31, 1998. See Note 7 to Notes to Consolidated Financial Statements.

         In December 1997, IMSI and AIM entered into a revolving line of credit agreement, as amended in March, September and December 1998, with NationsBank, N.A ("NationsBank"). Advances under the line of credit are based on a borrowing formula equal to the lesser of (i) $11,000,000 or (ii) 80% of eligible accounts receivable plus 50% of eligible inventory. Interest accrues on such advances at a rate of .75% over NationsBank's prime rate (8.75% as of October 31, 1998) and is payable monthly. Borrowings under the line of credit are collateralized by a lien on the assets of IMSI and AIM and are guaranteed by the Company. The loan agreement limits or prohibits IMSI and AIM, subject to certain exceptions, from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The available credit under this facility was approximately $370,754 at October 31, 1998. The line of credit expires on May 31, 1999. AIM also has an arrangement with Nationscredit Commercial Corporation of America, an affiliate of NationsBank ("Nationscredit"), whereby Nationscredit advances funds for the purchase of Nintendo hardware and software products and then bills AIM for amounts owed. A security agreement between AIM and Nationscredit grants Nationscredit a security interest in certain inventory and requires AIM to maintain a minimum working capital and tangible net worth. The Company has guaranteed the payment of amounts owed to Nationscredit. See Note 7 to Notes to Consolidated Financial Statements.

         In March 1998, the Company consummated a private placement pursuant to which it issued 158,333 shares of Common Stock and received proceeds of approximately $898,000.

         In May 1998, the Company consummated a private placement pursuant to which it issued 770,000 shares of Common Stock and received proceeds (net of placement fees) of $5,057,000.

         In June 1998, the Company offered to the holders of the warrants issued in connection with the Company's initial public offering the right to exchange their warrants on a cashless basis, pursuant to which warrantholders received one share of Common Stock for two warrants surrendered to the Company. An aggregate of 2,114,366 warrants were exchanged for 1,057,183 shares of Common Stock in connection with such offer.

         In August 1998, JAG entered into Second Amended and Restated Loan and Security Agreement with respect to its revolving line of credit with The Provident Bank ("Provident"), as amended in October and December 1998. The loan agreement provides for aggregate borrowings of up to $28 million. Advances are based on a borrowing formula with respect to eligible inventory and accounts receivable. Interest accrues on advances at the prime rate established by Provident from time to time (9.25% as of October 31, 1998) plus 1.25% and is payable monthly. Borrowings under the line of credit are secured by a lien on accounts receivable and inventory of JAG and are guaranteed by the Company. The loan agreement limits or prohibits JAG, subject to certain exceptions, from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The line of credit expires on June 1, 1999. At October 31, 1998, the available credit under this facility was $2,228,185. In connection with the loan agreement, the Company issued Provident warrants to purchase 20,000 shares of Common Stock at an exercise price of $5.625 per share. See Note 7 to Notes to Consolidated Financial Statements.

         In December 1998, the Company received a commitment letter from NationsBank (as amended in January 1999) with respect to a revolving line of credit for borrowings of up to $35,000,000 through September 30, 1999 and $45,000,000 through February 28, 2001. The commitment is subject to the execution and delivery by NationsBank of a definitive loan agreement and ancillary documents. This credit facility will replace the existing credit lines held by JAG and AIM described above.

         The Company's accounts receivable (net of allowances) at October 31, 1998 were $48,863,173. Of such accounts receivable, $7,344,952 (or 15.0%) was due from Ames Department Stores. Accounts receivable due from Ames Department Stores are covered by credit insurance. Delays in collection or uncollectibility of accounts receivable could adversely affect the Company's working capital position. Certain of the Company's receivables are subject to credit risks, particularly in the event that any of its receivables represent sales to a limited number of retailers that are not credit insured or are concentrated in foreign markets. Failure to properly asses credit risks could require the Company to increase its allowance for doubtful accounts.

         The Company has no material commitments for capital expenditures.

         The Company's publishing and distribution operations require significant cash resources. Pursuant to agreements with third-party software developers and publishers, the Company expects that it will make substantial recoupable advances during the fiscal year ending 1999 ("fiscal 1999"). The Company expects that it will continue to acquire publishing and distribution rights in fiscal 1999, which will require the Company to make additional advances to software developers and publishers. Based on currently proposed plans and assumptions relating to its operations and general economic, market and competitive conditions, the Company believes that its projected revenues together with available cash resources, including amounts available under its credit facilities, will satisfy its cash requirements through fiscal 1999. The Company may be required to seek additional financing in connection with continuing expansion activities.

Fluctuations in Operating Results; Seasonality

         The Company has experienced and may continue to experience fluctuations in operating results as a result of product and sales mix, the size and timing of acquisitions, the size and growth rate of the consumer software market, market acceptance of the Company's products (including the Company's published and third-party distributed titles) and those of its competitors, development and promotional expenses relating to the introduction of new products, sequels or enhancements of existing products, projected and actual changes in product platforms, the timing and success of product introductions by the Company and its competitors, product returns, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations and delays in shipment. Delays in the introduction of the Company's principal titles could result in material fluctuations in operating results. In addition, sales of the Company's products are seasonal, with peak product shipments typically occurring in the fourth calendar quarter (the Company's first fiscal quarter) as a result of increased demand for products during the holiday season.

International Operations

         Product sales by TTE in international markets, primarily in Europe and Australia, have accounted for an increasing portion of the Company's revenues. For the years ended October 31, 1997 and 1998, sales of products in international markets accounted for approximately 4.7% and 21.7%, respectively, of the Company's revenues. The Company is subject to risks inherent in foreign trade, including increased credit risks, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which could have a significant impact on the Company. Product sales by TTE in France and Germany are made in local currencies. The Company does not engage in foreign currency hedging transactions. See Note 2 to Notes to Consolidated Financial Statements.


Year 2000

         Many currently installed computer systems and software products are unable to distinguish between twentieth and twenty-first century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with Year 2000 requirements. The Company has assessed potential issues associated with the Year 2000 and is upgrading its accounting and management information software developed by third parties for Year 2000 compliance. The Company expects that upgrades will be completed by June 1999. The Company does not anticipate that costs associated with such compliance will be material. Current cost estimates are preliminary and are subject to change. The Company has contacted principal suppliers to determine their Year 2000 readiness. Based on responses received to date, the Company believes that such suppliers are in the process of becoming Year 2000 compliant. There can be no assurance, however, that the Company or any third-party supplier will be Year 2000 compliant, that costs associated with Year 2000 compliance will not be material or that any noncompliance will not have a material adverse effect on the Company. The Company has not yet adopted a Year 2000 contingency plan.


Item 7.  Financial Statements.

         The financial statements appear in a separate section of this report following Part III.


Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III


Item 9.  Directors and Executive Officers of the Registrant.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1999, entitled "Election of Directors" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 10.  Executive Compensation.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1999, entitled "Executive Compensation" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1999, entitled "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12.  Certain Relationships and Related Transactions.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1999, entitled "Certain Relationships and Related Transactions" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 13.  Exhibits and Reports on Form 8-K.


(a)      Exhibits


3.1         Form of Restated Certificate of Incorporation of the Company.+

3.2         Amendment to Restated Certificate of Incorporation.+

3.3         By-Laws of the Company.+

10.1 Amended and Restated Employment Agreement, dated as of November 1, 1996, between the Company and Ryan A. Brant, as amended.+

10.2        1994 Stock Option Plan of the Company.+

10.3        1997 Stock Option Plan of the Company.+

10.4 Asset and Stock Purchase Agreement dated July 29, 1997 by and among the Company, GameTek, TTE, ART and GameTek (FL).++

10.5 Agreement and Plan of Merger dated July 10, 1997 by and among the Company and IMSI.++

10.6 Agreement and Plan of Merger dated as of December 22, 1997 by and among the Company, IMSI, AIM and Alliance.+++

10.7 Loan Documents by and among NationsBank, N.A., IMSI, AIM and the Company, as guarantor.+++

10.8 Asset Purchase Agreement, dated March 10, 1998, by and between the Company and BMG.++++

10.9 Registration Rights Agreement, dated March 11, 1998, between BMG and the Company.++++

10.10 Distribution Agreement, dated as of May 27, 1998, by and between the Company and Gathering.+++++

10.11 Agreement and Plan of Merger, dated as of August 22, 1998, by and among the Company, its subsidiary, JAG and the JAG stockholders.++++++

10.12 Registration Rights Agreement, dated August 31, 1998, among the Company and the JAG stockholders.++++++

10.13 Loan Documents, dated August 31, 1998, by and among Provident, JAG and the Company, as guarantor.++++++

21.1        Subsidiaries of the Company.

23.1        Consent of PriceWaterhouseCoopers LLP.

23.2        Consent of Aronowitz, Chaiken & Hardesty, LLP.

27.1        Financial Data Schedule (SEC use only).

---------------------------

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

++++ Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated March 18, 1998.

+++++ Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated May 27, 1998.

++++++ Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated August 31, 1998.

(b) Reports on Form 8-K filed during the quarter ended October 31, 1998:

         Form 8-K dated August 31, 1998 (as amended on Form 8-K/A dated November 13, 1998) relating to the acquisition of JAG.

Report of Independent Accountants


December 21, 1998

To the Stockholders of
Take-Two Interactive Software, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows, present fairly, in all material respects, the financial position of Take-Two Interactive Software, Inc. and Subsidiaries at October 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the December 31, 1997 financial statements of Jack of All Games, Inc., a wholly-owned subsidiary, which statements reflect total revenues constituting 80 percent of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Jack of All Games, Inc., is based solely on the report of the other auditors. We conducted our audits of the Take-Two Interactive Software, Inc. and Subsidiaries statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                                      PricewaterhouseCoopers LLP
                                                                               1



Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To the Board of Directors and
Stockholders of Jack of All Games, Inc.
(An S Corporation)
Cincinnati, Ohio




We have audited the accompanying balance sheets of Jack of All Games, Inc. (An S Corporation) as of December 31, 1997 and 1996, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements (not included) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.




We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements (not included) are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




In our opinion, the financial statements (not included) referred to in the first paragraph present fairly, in all material respects, the financial position of Jack of All Games, Inc. (An S Corporation) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                              Aronowitz, Chaiken & Hardesty, LLP




Cincinnati, Ohio
February 26, 1998

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Consolidated Balance Sheet

As of October 31, 1998

                                                 ASSETS:                                  1998
                                                                                          ----
Current assets:
 Cash and cash equivalents                                                          $   2,713,930
 Accounts receivable, net of allowances of $1,473,017                                  48,863,173
 Inventories, net                                                                      25,750,541
 Prepaid royalties                                                                      8,044,510
 Advances to developers                                                                 4,319,989
 Prepaid expenses and other current assets                                              3,968,597
 Deferred tax asset                                                                       941,000
                                                                                   --------------
    Total current assets                                                               94,601,740
Fixed assets, net                                                                       1,927,967
Prepaid royalties                                                                       1,388,673
Capitalized software development costs, net                                             2,160,477
Intangibles, net                                                                        8,421,777
Other assets, net                                                                          33,259
                                                                                   --------------
    Total assets                                                                    $ 108,533,893
                                                                                   ==============

                                  LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
 Lines of credit, current portion                                                  $   30,151,899
 Notes payable due to related parties, net of discount                                    122,955
 Current portion of capital lease obligation                                               82,373
 Note payable                                                                              97,132
 Accounts payable                                                                      31,598,864
 Accrued expenses                                                                      10,729,078
 Advances-principally distributors                                                        136,000
                                                                                   --------------
    Total current liabilities                                                          72,918,301
 Line of credit                                                                           123,499
 Capital lease obligation, net of current portion                                          94,042
                                                                                   --------------
    Total liabilities                                                                  73,135,842
                                                                                   --------------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, Series A, no par value; 5,000,000
  shares authorized; no shares issued or outstanding                                           -
 Common stock, par value $.01 per share; 50,000,000
  shares authorized; 17,038,636 shares issued
  and outstanding                                                                         170,386
 Additional paid-in capital                                                            33,555,750
 Deferred compensation                                                                   (223,657)
 Retained earnings                                                                      1,903,005
 Foreign currency translation adjustment                                                   (7,433)
                                                                                   --------------
    Total stockholders' equity                                                         35,398,051
                                                                                   --------------
    Total liabilities and stockholders' equity                                     $  108,533,893
                                                                                   ==============


The accompanying notes are an integral part of the consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Consolidated Statements of Operations

For the years ended October 31, 1997 and 1998

                                                                                     1997               1998
                                                                                ------------          -------------
Net sales                                                                       $ 93,676,962          $ 191,071,672
Cost of sales                                                                     80,090,488            146,208,856
                                                                                ------------          -------------
    Gross profit                                                                  13,586,474             44,862,816
                                                                                ------------          -------------
Operating expenses:
 Research and development costs                                                    1,248,258              1,403,660
 Selling and marketing                                                             6,818,981             17,891,950
 General and administrative                                                        5,528,072             13,343,850
 Loss on termination of capital lease                                                   -                   225,395
 Depreciation and amortization                                                       941,828              1,790,501
                                                                                ------------          -------------
    Total operating expenses                                                      14,537,139             34,655,356
                                                                                ------------          -------------
    Income (loss) from operations                                                   (950,665)            10,207,460
Interest expense                                                                   1,845,520              3,689,420
                                                                                ------------          -------------
    Income (loss) before income taxes                                             (2,796,185)             6,518,040
Provision (benefit) for income taxes                                                  18,421               (364,962)
                                                                                ------------          -------------
    Net income (loss)                                                             (2,814,606)             6,883,002
Preferred dividends                                                                 (135,416)                  -
Distributions paid to S corporation shareholders prior to acquisition               (673,092)              (931,000)
                                                                                ------------          -------------
    Net income (loss) before extraordinary gain on early
     extinguishment of debt                                                       (3,623,114)             5,952,002
Extraordinary gain on early extinguishment of debt                                      -                    62,647
                                                                                ------------          -------------
    Net income (loss) attributable to
     common stockholders' - Basic                                               $ (3,623,114)         $   6,014,649
                                                                                ============          =============
    Net income (loss) attributable to
     common stockholders' - Diluted                                             $ (3,623,114)         $   6,014,649
                                                                                ============          =============

Per share data:
 Basic:
  Weighted average common shares outstanding                                      10,664,006             13,713,518
                                                                                ============          =============
 Net income (loss) before extraordinary gain per share                          $      (0.34)         $        0.44
  Extraordinary gain per share                                                          -                      -
                                                                                ------------          -------------
    Net income (loss) attributable to
     common stockholders' - Basic                                               $      (0.34)         $        0.44
                                                                                ============          =============
Diluted:
 Weighted average common shares outstanding                                       10,664,006             16,029,470
                                                                                ============          =============
 Net income (loss) before extraordinary gain per share                          $      (0.34)         $        0.38
 Extraordinary gain per share                                                           -                      -
                                                                                ------------          -------------
    Net income (loss) attributable to
     common stockholders' - Diluted                                             $      (0.34)         $        0.38
                                                                                ============          =============



The accompanying notes are an integral part of the consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended October 31, 1997 and 1998

                                                                                          1997                  1998
                                                                                     ------------          ------------
Cash flows from operating activities:
Net income (loss)                                                                    $ (3,487,698)         $  6,014,649
Adjustment to retained earnings as a result of business
 combination (Note 3)                                                                        -                 (431,527)
Adjustment to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                                                           941,828             1,790,501
  Loss on termination of capital lease                                                       -                  225,395
  Loss on disposal of equipment                                                               772                  -
  Gain on extraordinary item                                                                 -                  (62,647)
  Recognition of deferred tax asset                                                          -                 (941,000)
  Provision for doubtful accounts                                                          49,486             1,429,103
  Provision for inventory allowances                                                         -                  236,616
  Amortization of deferred compensation                                                    17,250               121,887
  Amortization of loan discounts                                                          720,994               890,062
  Amortization of deferred financing costs                                                 30,776               246,204
  Increase in cash value of life insurance                                                 (1,193)                 -
  Changes in operating assets and liabilities, net of effects of acquisitions:
   Increase in accounts receivable                                                    (12,695,174)          (26,139,995)
   (Increase) decrease in capitalized software development costs                       (1,033,618)            2,155,251
   Increase in prepaid royalties                                                         (906,250)             (630,809)
   Increase in advances to developers                                                        -               (4,319,989)
   (Increase) decrease in prepaid expenses and other current assets                    (3,491,678)            1,244,002
   Increase in inventories                                                             (5,308,962)           (5,237,244)
   Increase (decrease) in due to/from related parties                                     113,000              (137,426)
   Increase in other assets                                                                  -                  (33,259)
   Increase in accounts payable                                                         6,731,652             9,961,809
   Increase in accrued expenses                                                         2,343,018             7,033,951
   Increase (decrease) in advances-principally distributors                               441,932            (1,111,769)
   Increase in due to/from stockholders                                                   200,077                  -
   Increase in other liabilities                                                           87,343                  -
                                                                                     ------------          ------------
     Net cash used in operating activities                                            (15,246,445)           (7,696,235)
                                                                                     ------------          ------------
Cash flows from investing activities:
 Purchase of fixed assets                                                                (568,471)             (614,692)
 Proceeds from the sale of fixed assets                                                     1,500                  -
 Cash restricted for letter of credit                                                  (1,089,760)                 -
 Investment in joint venture                                                              133,893                  -
 Acquisition, net cash paid                                                              (100,000)           (1,186,874)
 Additional royalty payment in connection with the Mission acquisition                   (814,478)                 -
                                                                                     ------------          ------------
    Net cash used in investing activities                                              (2,437,316)           (1,801,566)
                                                                                     ------------          ------------

The accompanying notes are an integral part of the consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

For the years ended October 31, 1997 and 1998

                                                                                         1997              1998
                                                                                     -----------      -------------
Cash flows from financing activities:
 Issuance of stock and warrants in connection with initial public offering
  net of stock issuance costs of $1,920,232                                          $ 7,463,769      $        -
 Redemption of Preferred Stocks                                                             -                  (317)
 Proceeds from Private Placement, net                                                       -             5,955,333
 Net borrowings under lines of credit                                                  7,611,469         11,472,778
 Proceeds from notes payable                                                           7,200,000            803,800
 Repayments of notes payable                                                          (2,686,640)        (8,349,682)
 Proceeds from exercise of stock options                                                     156            148,264
 Repayment of capital lease obligation                                                   (70,668)          (305,281)
 Dividends to preferred stockholders                                                     (35,000)              -
                                                                                     -----------      -------------
 Net cash provided by financing activities                                            19,483,086          9,724,895
                                                                                     -----------      -------------

Effect of foreign exchange rates                                                        (130,706)           123,238

    Net increase in cash for the year                                                  1,668,619            350,332
Cash and cash equivalents, beginning of the year                                         694,979          2,363,598
                                                                                     -----------      -------------
Cash and Cash equivalents, end of the year                                           $ 2,363,598      $   2,713,930
                                                                                     ===========      =============
Issuance of warrants in lieu of dividends                                                100,352               -

Issuance of common stock in connection with IMSI and CAG acquisition                       1,000               -
                                                                                     ===========      =============
Issuance of common stock in connection with JAG acquisition                                 -                27,500
                                                                                     ===========      =============
Supplemental information on businesses acquired:
 Fair value of assets acquired                                                         4,948,654         23,718,551
  Less, liabilities assumed                                                           (1,100,492)       (10,553,988)
   Stock issued                                                                       (3,000,000)       (11,411,269)
   Note payable                                                                         (700,000)              -
   Options issued                                                                           -              (253,294)
   Direct transaction costs                                                              (48,162)              -
                                                                                     -----------      -------------
Cash paid                                                                                100,000          1,500,000
 Less, cash acquired                                                                        -              (313,126)
                                                                                     -----------      -------------
Net cash paid                                                                        $   100,000      $   1,186,874
                                                                                     ===========      =============
Cash paid during the year for interest                                               $ 1,290,318      $   2,323,787
                                                                                     ===========      =============
Cash paid during the year for taxes                                                  $    28,654      $      59,235
                                                                                     ===========      =============
Equipment acquired under capital lease                                               $   505,088      $      75,418
                                                                                     ===========      =============


The accompanying notes are an integral part of the consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the years ended October 31, 1997 and 1998

                                                     Class A            Class B        Series A Convertible
                                                 Preferred Stock    Preferred Stock       Preferred Stock       Common Stock
                                                ----------------   -----------------   -------------------- -----------------
                                                Shares    Amount   Shares     Amount    Shares     Amount   Shares    Amount
                                                ------    ------   ------     ------    ------     ------  ---------  --------
Balance, November 1, 1996                        317      $ 317    17,500     249,987      -       $  -    5,597,664  $ 55,977

Conversion of preferred stock                                     (17,500)   (249,987)                       409,791     4,098

Issuance of warrants in lieu of dividends

Issuance of common stock and warrants
 in connection with a  public offering,
 net of issuance costs                                                                                     1,840,000    18,400

Issuance of common stock and warrants in
 connection with  1997 placement of debt                                                                      55,000       550

Conversion of warrants to common stock
 issued in connection with 1996
 private placement                                                                                            26,035       260

Issuance of common stock in connection with
 IMSI and CAG acquisition                                                                                    900,000     9,000

Issuance of common stock in connection with
 TTE and ART acquisition                                                                                     406,553     4,066

Exercise of stock options                                                                                     15,000       150

Declaration of dividends to preferred
 stockholders

Amortization of deferred compensation

Foreign currency translation adjustment

Net loss
                                                ------    ------   ------      ------   ------     ------  ---------  --------
Balance, October 31, 1997                        317        317     -            -         -          -    9,250,043    92,501

Continued
                                                                              6A

RESTUBBED

                                                                                          Accumulated
                                                                              Retained       Other                     Comprehensive
                                                  Additional      Deferred    Earnings   Comprehensive                    Income
                                               Paid-in Capital Compensation   Deficit        Income         Total         (Loss)
                                               --------------- ------------   --------   -------------   -----------   -------------
Balance, November 1, 1996                      $  3,930,623    $   (34,500)   $(57,001)    $   -         $ 4,145,403      $   -

Conversion of preferred stock                       245,889

Issuance of warrants in lieu of dividends           100,352                   (100,352)

Issuance of common stock and warrants
 in connection with a  public offering,
 net of issuance costs                            7,399,761                                                7,418,161

Issuance of common stock and warrants in
 connection with  1997 placement of debt            909,229                                                  909,779

Conversion of warrants to common stock
 issued in connection with 1996
 private placement                                     (104)                                                     156

Issuance of common stock in connection with
 IMSI and CAG acquisition                            (8,000)                                                   1,000

Issuance of common stock in connection with
 TTE and ART acquisition                          2,995,934                                                3,000,000

Exercise of stock options                            13,650                                                   13,800

Declaration of dividends to preferred
 stockholders                                                                  (35,066)                      (35,066)

Amortization of deferred compensation                               17,250                                    17,250

Foreign currency translation adjustment                                                    (130,706)        (130,706)     (130,706)

Net loss                                                                    (3,487,698)                   (3,487,698)   (3,487,698)
                                               --------------- ------------   --------   -------------   -----------      -------
Balance, October 31, 1997                        15,587,334        (17,250) (3,680,117)    (130,706)      11,852,079    (3,618,404)

                                                                              6B

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

For the years ended October 31, 1997 and 1998


                                                           Class A          Class B       Series A Convertible
                                                       Preferred Stock  Preferred Stock     Preferred Stock          Common Stock
                                                      ----------------  ---------------   --------------------     ----------------
                                                      Shares    Amount   Shares  Amount    Shares      Amount       Shares   Amount
                                                      ------    ------   ------  ------   --------     ------       ------   ------
Issuance of common stock and compensatory stock
 options in connection with AIM acquisition                                                                         500,000   $5,000

Issuance of preferred stock in connection with
 BMG acquisition                                                                          1,850,000   $ 18,500

Conversion of preferred stock to common stock issued
 in connection with BMG acquisition                                                      (1,850,000)   (18,500)   1,850,000   18,500

Issuance of common stock in connection with
 DirectSoft acquisition                                                                                              40,000      400

Issuance of common stock in connection with
 JAG acquisition                                                                                                  2,750,000   27,500

Redemption of preferred stock                           (317)   $(317)

Issuance of common stock in connection with
 March 1998 private placement, net of issuance costs                                                                158,333    1,583

Issuance of common stock in connection with
 May 1998 private placement, net of issuance costs                                                                  770,000    7,700

Cashless exercise of public warrants, 1 share of
 common stock for 2 warrants surrendered                                                                            897,183    8,972

Cashless exercise of underwriters' warrants,
 1 share of common stock for 2 warrants surrendered                                                                 160,000    1,600

Conversion of warrants to common stock issued in
 connection with 1996 private placement                                                                             378,939    3,789

Exercise of stock options                                                                                           252,000    2,520

Issuance of common stock in connection with
 early extinguishment of debt                                                                                        32,138      321

Issuance of compensatory stock options

Amortization of deferred compensation

Foreign currency translation adjustment

Net income

Less: net income of JAG for the two months ended
 December 31, 1997

                                                      ------    ------   ------  ------  --------     -------    ---------- --------
Balance, October 31, 1998                                -      $  -       -         -         -      $    -     17,038,636 $170,386
                                                      ======    ======   ======  ======  ========     =======    ========== ========

Continued
                                                                              7A

RESTUBBED

                                                                                           Accumulated
                                                      Additional                 Retained     Other                    Comprehensive
                                                       Paid-in       Deferred    Earnings  Comprehensive                   Income
                                                       Capital     Compensation  Deficit      Income         Total         (Loss)
                                                     ------------  ------------  --------  -------------    -------    -------------
Issuance of common stock and compensatory stock
 options in connection with AIM acquisition           $1,864,000   $(253,294)                             $ 1,615,706

Issuance of preferred stock in connection with
 BMG acquisition                                       9,520,563                                            9,539,063

Conversion of preferred stock to common stock issued
 in connection with BMG acquisition                                                                              -

Issuance of common stock in connection with
 DirectSoft acquisition                                  256,100                                              256,500

Issuance of common stock in connection with
 JAG acquisition                                         (26,500)                                               1,000

Redemption of preferred stock                                                                                    (317)

Issuance of common stock in connection with
 March 1998 private placement, net of issuance costs     896,750                                              898,333

Issuance of common stock in connection with
 May 1998 private placement, net of issuance costs     5,049,300                                            5,057,000

Cashless exercise of public warrants, 1 share of
 common stock for 2 warrants surrendered                  (8,972)                                                -

Cashless exercise of underwriters' warrants,
 1 share of common stock for 2 warrants surrendered       (1,600)                                                -

Conversion of warrants to common stock issued in
 connection with 1996 private placement                                                                         3,789

Exercise of stock options                                156,743                                              159,263

Issuance of common stock in connection with
 early extinguishment of debt                            187,032                                              187,353

Issuance of compensatory stock options                    75,000     (75,000)                                    -

Amortization of deferred compensation                                121,887                                  121,887

Foreign currency translation adjustment                                                        123,273        123,273        123,273

Net income                                                                      6,014,649                   6,014,649      6,014,649

Less: net income of JAG for the two months ended
 December 31, 1997                                                               (431,527)                   (431,527)

                                                     -----------   ---------   ----------     --------    -----------     ----------
Balance, October 31, 1998                            $33,555,750   $(223,657)  $1,903,005     $ (7,433)   $35,398,051     $6,137,922
                                                     ===========   =========   ==========     ========    ===========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                              7B

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

1.   Organization:

     Take-Two Interactive Software, Inc. (the "Company") was incorporated in the State of Delaware on September 30, 1993. Take-Two and its wholly owned subsidiaries, GearHead Entertainment ("GearHead"), Mission Studios Corporation ("Mission"), Take-Two Interactive Software Europe Limited ("TTE"), Alternative Reality Technologies ("ART"), Inventory Management Systems, Inc. ("IMSI"), Alliance Inventory Management ("AIM"), Jack of All Games, Inc. ("JAG"), Creative Alliance Group Inc. ("CAG") and DirectSoft Australia Pty. Ltd. ("DirectSoft") design, develop, publish, market and distribute interactive software games for use on multimedia personal computer and video game console platforms. The Company's interactive software games are sold primarily in the United States, Europe and Australasia.



2.   Significant Accounting Policies and Transactions:

     Basis of Presentation
     The consolidated financial statements include the financial statements of Take-Two and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

     In July 1997, the Company acquired all the outstanding stock of IMSI and CAG. IMSI and CAG are engaged in the wholesale distribution of interactive software games. To effect the acquisition, all of the outstanding shares of common stock of each of IMSI and CAG were exchanged for 900,000 shares of restricted common stock of the Company. In August 1998, the Company acquired all the outstanding stock of JAG. JAG is engaged in the distribution of interactive software games. To effect the acquisition, all of the outstanding shares of common stock of JAG were exchanged for 2,750,000 shares of common stock of the Company. The acquisitions have been accounted for as a pooling of interests in accordance with APB No. 16 and accordingly, the accompanying financial statements have been restated to include the results of operations and financial position for all periods presented prior to the business combination.

     Risk and Uncertainties
     For the years ended October 31, 1997 and 1998, substantially all of the Company's net sales have been attributable to publishing and distribution revenues. The publishing and distributing industry is subject to increasing competition, rapid technological change and evolving consumer preferences, which result in shorter product and platform lifecycles. The Company's continued success depends upon its ability to acquire, manufacture and

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES market software products, which often requires substantial financing. Additionally, the financing for software products acquired or licensed must be on terms acceptable to the Company. If sales from newly acquired and manufactured software products failed to materialize the Company's business, operating results and financial condition could be adversely affected in the near term.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to: the recoverability of capitalized software development costs; prepaid royalties, advances to developers and other intangibles; allowances for returns and income taxes. Actual amounts could differ from those estimates.

     Concentration of Credit Risk
     A significant portion of cash balances are maintained with several major financial institutions with satisfactory standing and at times, exceeds insurable amounts.

     If the financial condition and operations of the Company's distributors or retailers deteriorate, the risk of collection could increase substantially. As of October 31, 1998, the receivable balance from its largest customer amounted to approximately 15.0%, which is insured, of the Company's net accounts receivable balance.

     Revenue Recognition
     Distribution revenue is derived from the sale of interactive software games bought from third parties and is recognized upon the shipment of product to retailers. Distribution revenue amounted to $79,728,424 and $102,866,094 for 1997 and 1998, respectively.

     Publishing revenue is derived from the sale of internally developed interactive software games or from the sale of product licensed from a third party developer and is recognized upon the shipment of product to retailers. Publishing revenue amounted to $12,877,068 and $88,192,864 in 1997 and 1998, respectively. Retailers have the right to return copies not sold. Accordingly, an allowance for returns is established when sales by distributors occur based upon the higher of historical patterns or negotiated terms.

     For the years ended October 31, 1997 and 1998, the Company's net sales in domestic markets accounted for approximately 95.3% and 78.3%, respectively, and net sales in international markets accounted for 4.7% and 21.7%, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

     Advertising
     The Company reports the costs of all advertising as expenses in the periods in which those costs are incurred. The Company shares portions of certain customers' advertising expenses through co-op advertising arrangements. Advertising expense for the years ended October 31, 1997 and 1998 amounted to $664,572 and $6,278,015, respectively.

     Cash and Cash Equivalents
     The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

     Inventory
     The Company changed its inventory valuation from lower of cost or market (first-in, first-out method) to average cost in fiscal year ended October 31, 1998. This change was due to the Company's acquisition of significant distribution operations that utilized the average cost method. Due to the relative immaterial inventory balances prior to the acquisitions, the effect of adopting the average cost method was not material to net income.

     Prepaid Royalties
     Prepaid royalties represent prepayments made to independent software developers under development agreements. Prepaid royalties are expensed at the contractual royalty rate as cost of goods sold based on actual net product sales. Management continuously evaluates the future realization of advance royalties, and charges to cost of sales any amount that management deems unlikely to be amortized at the contractual royalty rate through product sales. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. Prepaid royalties were written down $350,000 and $772,150 for the years ended October 31, 1997 and 1998, respectively, to net realizable value. Amortization of prepaid royalties amounted to $3,273,485 and $8,317,321 during 1997 and 1998, respectively.

     Fixed Assets
     Depreciation of computer equipment, office equipment, furniture and fixtures and automobiles is provided for by the straight-line method over their estimated lives ranging from five to seven years. Depreciation of computer software is depreciated by the straight-line method over three years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or estimated useful lives. Accumulated amortization includes the amortization of assets recorded under capital leases. The cost of additions and betterments is capitalized, and repairs and maintenance costs are charged to operations in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

     Capitalized Software Development Costs (Including Film Production Costs) Costs associated with research and development are expensed as incurred. Software development costs incurred subsequent to establishing technological feasibility are capitalized. Technological feasibility is established upon the completion of a detailed program design (in the absence of any high risk issues or uncertainties). Amortization commences upon the general release of a game title and is recognized as a component of cost of sales by the greater of: (a) the straight-line method over the remaining estimated life of two years or (b) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product. Due to a short product life cycle, film production costs are generally amortized over a period less than one year. It is reasonably possible that the estimate of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term and that the amortization of the capitalized software costs may be accelerated materially in the near term. Capitalized software costs are compared, by game title, to the net realizable value of the product and capitalized amounts in excess of net realizable value, if any, are immediately written off. Capitalized software costs were written down by $210,500 and $1,411,784 for the years ended October 31, 1997 and 1998, respectively, to net realizable value. Amortization of capitalized software costs amounted to $755,986 and $1,767,486 during 1997 and 1998, respectively.

     Net Income (Loss) per Share
     Net income (loss) per share has been computed in accordance with the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128") which requires the presentation of basic earnings per share ("EPS"), which excludes common stock equivalents from its computation and requires the presentation of diluted EPS which gives effect to all dilutive potential common shares that were outstanding during the period. The computation excludes the number of common shares issuable upon the exercise of outstanding options and warrants and the conversion of preferred stock if such inclusion would be anti-dilutive.

     Comprehensive Income (Loss)
     The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). Comprehensive income
     (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in foreign currency translation adjustments. The net effect of income taxes on comprehensive income (loss) is immaterial. The disclosures required by SFAS No. 130 for the years ended October 31, 1997 and 1998 have been included in the Statements of Stockholders' Equity.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

     Intangible Assets
     Intangible assets consist of trademarks and the remaining excess purchase price paid over identified intangible and tangible net assets of acquired companies. Intangible assets are amortized under the straight-line method over the period of expected benefit of seven years for the Mission Studios acquisition and ten years for the TTE, AIM, DirectSoft and BMG Interactive Group acquisitions (See Note 3). The Company assesses the recoverability of its intangible assets by determining whether the carrying value can be recovered through estimated future cash flows over its remaining life. If estimated future cash flows indicate that the unamortized balance will not be recovered, an adjustment will be made to reduce the carrying value to an amount consistent with estimated future cash flows discounted at the Company's incremental borrowing rate. Cash flow estimates are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Goodwill amortization expense amounted to $496,187 and $1,047,366 for the years ended October 31, 1997 and 1998, respectively.

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

     Recently Issued Accounting Pronouncements
     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires that public business enterprises report financial and descriptive information about its reportable operating segments. The statements is effective for periods beginning after December 15, 1997 and requires restatement of prior years in the initial year of application. The Company has not yet evaluated the impact, if any, of the new standard.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained For Internal Use," ("SOP 98-1"). This statement establishes capitalization criteria for external and internal computer software costs and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe this standard will have a material impact on the Company's financial position, results of operations or cash flows.

     In April 1998, the AICPA issued, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), and is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred, except for certain entities. Initial application of this SOP should be reported as the cumulative effect of a change in accounting principle. The Company does not believe this standard will have a material impact on the Company's financial position, results of operations or cash flows.

     In December 1998, the AICPA issued, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" which amends SOP 97-2, "Software Revenue Recognition" ("SOP 98-9"), to require recognition of revenue using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Effective December 15, 1998, this SOP amends SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition, to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not believe this standard will have a material impact on the Company's financial position, results of operations or cash flows.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

3.   Business Acquisitions:

     In December 1997, the Company acquired all the outstanding stock of L&J Marketing Inc. d/b/a Alliance Distributors ("Alliance"). Alliance is engaged in the wholesale distribution of interactive software games and videos. Alliance was merged into AIM, a newly formed wholly-owned subsidiary of IMSI. The total cost of the acquisition was $3,369,000, consisting of a cash payment of $1,500,000, issuance of 500,000 shares of restricted common stock valued at $1,615,706 and issuance of 76,000 options valued at $253,294. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:



         Working capital                                 $     1,010,007
         Equipment                                                97,580
         Intangibles                                           2,008,119
         Deferred compensation                                   253,294
                                                         ---------------
                                                         $     3,369,000
                                                         ===============


     In March 1998, the Company acquired substantially all of the assets of BMG Interactive Group, a division of BMG Entertainment North America ("BMG"), including direct distribution, sales and marketing offices in France and Germany; a product publishing and distribution group in the United Kingdom; distribution, publishing and certain sequel rights to twelve upcoming video game and PC game product releases; and various back catalog publishing and distribution rights. As consideration for these assets, the Company issued to BMG 1,850,000 shares of newly created Series A Convertible Preferred Stock (the "Preferred Stock") valued at $9,539,063. The Preferred Stock was converted into Common Stock in August 1998 on a one-for-one basis.

     The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:



         Working capital                                 $       247,000
         Equipment                                               541,000
         Software titles                                       7,831,125
         Intangibles                                             919,938
                                                         ---------------
                                                         $     9,539,063
                                                         ===============


     In June 1998, the Company acquired all of the assets of DirectSoft Australia Pty. Ltd., now known as DirectSoft Pty. Ltd. ("DirectSoft"). DirectSoft is a publisher and distributor of PC and video game software in Australia and New Zealand. As consideration for these assets, the Company issued 40,000 restricted shares of common stock valued at $256,500.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

     The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:



     Working capital                                    $   23,131
     Equipment                                              20,215
     Intangibles                                           213,154
                                                        ----------
                                                        $  256,500
                                                        ==========


     The acquisitions described above have been accounted for as purchase transactions in accordance with APB No. 16 and, accordingly, the results of operations and financial position of the acquired businesses are included in the Company's consolidated financial statements from the date of acquisition.

     In August 1998, the Company acquired all the outstanding stock of JAG. JAG is engaged in the wholesale distribution of interactive software games. To effect the acquisition, all of the outstanding shares of common stock of JAG were exchanged for 2,750,000 shares of common stock of the Company. The acquisition has been accounted for as a pooling of interests in accordance with APB No. 16 and accordingly, the accompanying financial statements have been restated to include the results of operations and financial position of JAG for all periods presented prior to the business combination.

     The Company reports its financial results on an October 31 fiscal year-end basis, whereas JAG reported its financial results on a December 31 calendar year-end basis. For the purposes of pooling-of-interests accounting, the statement of operations for the year ended October 31, 1997 was combined with JAG's December 31, 1997 statement of operations. The Company's statement of operations for the year ended October 31, 1998 includes JAG's restated statement of operations for the period November 1, 1997 to October 31, 1998. Accordingly, JAG's net income of $431,527 for the two months ended December 31, 1997 has been reflected as an adjustment to retained earnings for the year ended October 31, 1998. The results of operations of JAG for such two months period includes net revenues of $23,893,108.

     The unaudited pro forma data below for the years ended October 31, 1997 and 1998 is presented as if these acquisitions had been made as of November 1, 1996 and 1997, respectively. The unaudited pro forma financial information is based on management's estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisitions had, in fact, been completed on the dates assumed, or which may result in the future.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES



                                                                      October 31, 1997    October 31, 1998
                                                                      ----------------    ----------------
     Total Revenues:
           Take-Two                                                   $    19,014,083     $    26,917,102
           Take-Two inclusive of JAG                                       93,676,962         120,375,158
           Take-Two inclusive of all acquired businesses                  151,987,217         200,699,005


     Net income (loss):
           Take-Two                                                   $   (4,162,083)     $      (54,229)
           Take-Two inclusive of JAG                                      (2,814,606)           1,443,814
           Take-Two inclusive of all acquired businesses                 (41,997,490)             805,315

           Net income (loss) per share                                $        (3.93)     $          0.06


4.   Inventory:

     As of October 31, 1998, inventories consist of:



     Parts and Supplies                   $   166,138
     Finished products                     25,821,019

     Provision                               (236,616)
                                          -----------
                                          $25,750,541
                                          ===========


5.   Advances to Developers:

     In May 1998, the Company entered into a distribution agreement with Gathering of Developers I, Ltd. ("Gathering"), pursuant to which Gathering granted the Company (i) the exclusive right to distribute through standard retail channels ten titles designed to operate on the PC platform in the United States and Canada during the later of a four-year period or three years following the release of any such product; (ii) a non-exclusive right to distribute the products on-line; and (iii) certain rights of first refusal to distribute the products designed for use on console platforms in North America, Europe, Israel, Australia and Africa. As an advance against future product purchases of the various game titles, the Company paid Gathering $7,500,000. Under the agreement, the Company receives a distribution fee ranging from 12% to 20% based upon the quantities sold. Advances are recouped from customer receipts, net of the Company's distribution fee. Of the $7,500,000 advance, $4,319,989 is remaining as of October 31, 1998. Actual game title sales through October 31, 1998 and remaining sales forecasts indicate that the advance will be fully recouped during the year ending October 31, 1999.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

6.   Fixed Assets:

     As of October 31, 1998, fixed assets consist of:



     Computer equipment                                     $ 1,550,729
     Office equipment                                           629,459
     Computer software                                           40,474
     Furniture and fixtures                                     530,827
     Automobiles                                                323,957
     Leasehold improvements                                     232,784
     Capital leases                                             248,462
                                                            -----------
                                                              3,556,692
     Less, accumulated depreciation and
      amortization                                           (1,628,725)
                                                            -----------
                                                            $ 1,927,967
                                                            ===========


     Depreciation expense for the years ended October 31, 1997 and 1998 amounted to $530,368 and $743,134, respectively.



7.   Lines of Credit:
     In December 1995, the Company entered into a line-of-credit agreement with a bank which provides for up to $250,000 of short-term financing at the rate of prime plus 1% per annum (9.0% as of October 31, 1998). Substantially all the Company's assets are pledged as collateral and the repayment of advances is personally guaranteed by a shareholder and officer of the Company. In addition, the Company is required to maintain a minimum balance of $50,000 at all times. The line-of-credit is due and payable only if the lender terminates the right to obtain future loans under such facility. Upon this event, the Company is required to pay the then outstanding amounts in 24 equal installments. The Company has classified 12 monthly payments as current. The outstanding balance and available credit under this facility is $247,000 and $3,000, respectively, as of October 31, 1998. In December 1998, the outstanding balance of the line-of-credit was repaid.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

     In December 1997, IMSI and AIM entered into a revolving line-of-credit agreement, as amended in March 1998 and September 1998, with NationsBank, N.A. The line provides for borrowings of up to $10,000,000. Advances under the line-of-credit are based on a borrowing formula equal to the lesser of
     (i) $10,000,000 or (ii) 80% of eligible accounts receivable plus 50% of eligible inventory. Interest accrues on such advances at a rate of .75% over NationsBank's prime rate (8.75% as of October 31, 1998) and is payable monthly. Borrowings under the line-of-credit are collateralized by the assets of IMSI and AIM and are guaranteed by the Company. The loan agreement limits or prohibits IMSI and AIM, subject to certain exceptions, from declaring or paying cash dividends, merging or consolidating with another corporation (excluding the Company), selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The outstanding balance and available credit under this facility is $6,922,860 and $370,754, respectively, at October 31, 1998. In December 1998, the line was increased to $11,000,000. The line-of-credit expires on May 31, 1999.

     In December 1996, TTE entered into a line-of-credit agreement (as amended in September 1997, April 1998 and July 1998) with Barclays' Bank. The line-of-credit provides for borrowings of up to approximately (pound)900,000 ($1,506,330). Advances under the line-of-credit bear interest at the rate of 3% over Barclays' base rate per annum (10.25% as of October 31, 1998), payable quarterly. Borrowings are collateralized by TTE's receivables which must at all times be at least three times the amount outstanding on the line-of-credit and are guaranteed by the Company. The line-of-credit is cancellable and repayable upon demand and is subject to review prior to February 18, 1999. The outstanding balance and available credit under this facility is $393,723 and $1,112,607, respectively, at October 31, 1998. In January 1999, the line was increased to (pound)2,000,000 ($3,347,200).

     In August 1998, JAG entered into a Second Amended and Restated Loan and Security Agreement with respect to its revolving line-of-credit with The Provident Bank ("Provident") as amended in October 1998. The agreement with Provident provides for aggregate borrowings by JAG including a revolving line-of-credit up to $25 million. Advances under the line-of-credit are based on a borrowing formula with respect to eligible inventory and accounts receivable. Interest accrues on such advances at the prime rate established by Provident from time to time plus 1.25% (9.25% as of October 31, 1998) and is payable monthly. Borrowings under the line of credit are collateralized by accounts receivable and inventory of JAG and are guaranteed by the Company as well as principal stockholders of the Company. The loan agreement limits or prohibits JAG, subject to certain exceptions, from declaring or paying cash dividends, merging or consolidating with another company (excluding the Company), selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The line-of-credit expires on June 1, 1999. In connection with the loan agreement, the Company issued Provident warrants to purchase 20,000 shares of common stock at an exercise price of $5.625 per share. At October 31, 1998, the outstanding balance and available credit under the revolving line-of-credit is $22,711,815 and $2,228,185, after a $60,000 letter of credit, respectively. In December 1998, the revolving line-of-credit was increased to $28 million and the guarantees released.

     The Company is currently negotiating new financing to replace existing lines-of-credit at AIM and JAG. However, there can be no assurance that such financing, when finalized, will be on terms favorable to the Company. See Note 19.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

8.   Accrued Expenses:

     Accrued expenses as of October 31, 1998 consist of:



     Accrued co-op advertising, price protection and
      product discounts                                         $ 3,075,340
     Accrued VAT and corporate taxes payable                      2,444,482
     Royalties payable                                            1,897,018
     Other                                                        3,312,238
                                                                ===========
                   Total                                        $10,729,078
                                                                ===========


9.   Notes Payable:

     Term Note
     In August 1997, JAG entered into a term note for the purchase of equipment in the amount of $200,000 payable in 24 monthly installments of $9,230, at an annual interest rate of 10%. The note is collateralized by a first lien on substantially all the assets of the Company. As of October 31, 1998, the principal amount of $97,132 was outstanding on the note.

     Notes Payable to Related Parties
     In connection with the purchase of Mission, the Company entered into a purchase money note in the amount of $337,750 payable in 36 monthly installments of $10,224, at an annual interest rate of 6%. The note was recorded net of a discount of approximately $22,000 using the Company's incremental borrowing rate at the date of acquisition of 10.25%. The discount is being amortized over the term of the note using the "interest method". As of October 31, 1998, the remaining unamortized discount amounted to approximately $2,300. The note is collateralized by the issued and outstanding stock of Mission. Principal payments under the note payable for the year ending October 31, 1999 is $106,905.

     In connection with the acquisition of Mission, the Company assumed debt of $15,000 in the form of a promissory note, bearing interest at 12% per year to a related party. The principal balance and any accrued interest is due in six months upon demand by the related party, or if no demand is made the obligation is due on December 31, 1998. As of October 31, 1998, the outstanding principal and interest balance was $16,050. Interest expense was $3,567 and $1,827 for the years ended October 31, 1997 and 1998. In December 1998 the promissory note and accrued interest balances were repaid.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

10.  Commitments and Contingencies:

     Capital Leases
     The Company leases equipment under capital lease agreements which extend through fiscal year 2002. Future minimum lease payments under these capital leases, together with the present value of such payments as of October 31, 1998 is as follows:

     Year ending October 31:
     -----------------------
             1999                                                   $    99,122
             2000                                                        75,754
             2001                                                        20,179
             2002                                                         4,068
                                                                    -----------
     Total minimum lease payments                                       199,123
     Less, amounts representing interest                                (22,708)
                                                                    -----------
     Present value of minimum obligations under capital leases      $   176,415
                                                                    ===========


     In April 1998, the Company recorded a loss of $225,395 for the early termination of a capital lease for computer equipment. The lease was scheduled to expire in June 2000 and the early termination resulted in a cash payment of $233,145 and the write-off of net assets and liabilities totaling $276,761 and $284,511, respectively.

     Lease Commitments
     The Company leases 13 office and warehouse facilities. The corporate headquarters is under a noncancelable operating lease with related parties and expires in April 2000. Rent expense and certain utility expense under this lease amounted to $111,400 and $132,719 for the years ended October 31, 1997 and 1998, respectively. The other offices are under noncancelable operating leases expiring at various times from December 1998 to August 2006. In addition, the Company has leased certain equipment under noncancelable operating leases which expire through September 2001.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

         Future minimum rentals required as of October 31, 1998 are as follows:

           Year ending October 31:
           -----------------------
                   1999                                          $   1,264,927
                   2000                                                982,520
                   2001                                                794,259
                   2002                                                494,837
                   Thereafter                                          738,134
                                                                 -------------
                   Total minimum lease payments                  $   4,274,677
                                                                 =============


     Rent expense amounted to $680,005 and $880,754 for the years ended October 31, 1997 and 1998, respectively.

     Legal Proceedings
     In August 1998, the Company entered into an agreement to resolve the litigation that was filed by Navarre Corporation in January 1997 which alleged that the Company breached a distribution agreement by failing to remit monies for product returns and marketing charges. The Company agreed to provide Navarre with product totaling $249,124 by January 31, 1999. If the Company fails to provide the full amount of product by January 31, 1999, the balance will be payable in cash. In October 1998, the Company fulfilled its obligation to Navarre.



11.  Employee Savings Plans:

     In January 1995, the Company established a 401(k) profit sharing plan and trust (the "Plan"). The Plan is offered to all eligible employees and participants may make voluntary contributions to the Plan up to 15% of their salary. The Company does not match employee contributions.

12.  Income Taxes:

     The Company is subject to foreign withholding taxes in certain countries where it does business. As of October 31, 1998, the Company had cumulative federal and state net operating loss carryforwards of approximately $4,100,000, which if not offset against future taxable income, will expire in fiscal year 2011.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

     Income tax expense is as follows:



                                                       Years ended October 31,
                                                      -------------------------
                                                          1997          1998
                                                         ------        ------
     Current:
      Federal                                         $              $
      State and local                                                   182,967
      Foreign                                             18,421        393,071
     Deferred                                          1,728,577      1,442,526
     Increase (decrease) in valuation allowance       (1,728,577)    (2,383,526)
                                                      ----------     -----------
                Total                                 $   18,421     $ (364,962)
                                                      ==========     ===========


     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:



                                                            1997          1998
                                                           ------        ------

      Effective tax rate reconciliation:
        Statutory federal tax rate (benefit)               (34.0)%        34.0%
        State taxes, net of federal benefit                 (4.6)%         1.8%
        Disqualified ISO disposition                                      (5.3)%
        Preacquisition income                                             (6.1)%
        Effect of valuation allowance                       41.2%        (32.0)%
        Goodwill amortization                                3.3%          3.6%
        Other                                               (5.7)%        (1.6)%
                                                      ----------     -----------
                                                              .2%         (5.6)%
                                                      ==========     ===========

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

     The components of the net deferred tax asset as of October 31, 1998 consists of the following:



     Capitalized software                                    $ 3,265,793
     Bad debt allowance                                          866,729
     Other                                                       716,280
     Foreign tax credit carryforward                             348,788
     Deferred revenue                                            136,000
     Depreciation and amortization                              (242,877)
     Net operating loss carryforward                          (4,149,713)
                                                             -----------
              Net deferred tax asset                             941,000
          Less, valuation allowance                                 -
                                                             -----------
              Deferred tax asset                             $   941,000
                                                             ===========


     Due to the probability that the Company will utilize the deferred tax asset in the future, the Company recorded this asset in the amount of $941,000 as of October 31, 1998.

     The net operating loss carryforwards may be subject to limitations under
     Section 382 of the Internal Revenue Code, although the Company believes there will be no such limitation.



13.  Stockholders' Equity (See Notes 2, 3, 7 and 14):

     Private Placement
     In March 1998, the Company sold 158,333 shares of Common Stock in a private placement and received net proceeds of $898,333.

     In May 1998 the Company consummated a private placement of 770,000 shares of Common Stock and received proceeds of $5,057,000, net of issuance costs.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

     Series A Preferred Stock
     In March 1998, the Company issued 1,850,000 shares of Series A Convertible Preferred Stock in connection with the acquisition of substantially all of the assets of BMG Interactive Group. The Preferred Stock is convertible on a one-for-one basis into shares of Common Stock, and is not entitled to receive dividends and has a liquidation preference of $6.875 per share. In August 1998, BMG shareholders elected to convert all outstanding shares into 1,850,000 shares of common stock.

     Warrants
     In June 1998 the Company, pursuant to a cashless exercise, announced that the holders of 1,840,000 warrants issued in connection with its initial public offering, could elect to receive one share of the Company's Common Stock for two warrants surrendered to the Company at any time until August 25, 1998. As of August 25, 1998, an aggregate of 1,794,366 warrants were exchanged for 897,183 shares of Common Stock.

     In August 1998, the Company issued 160,000 shares of Common Stock in connection with a cashless exercise of the 320,000 underwriters' warrants that were issued with its initial public offering.

     As of October 31, 1998, there are currently outstanding common stock purchase warrants for an aggregate of 347,894 shares of the Company's Common Stock, at prices ranging from $.01 to $6.46.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

     As of October 31, 1998, there are currently outstanding stock options for an aggregate of 639,676 shares of the Company's Common Stock at prices ranging from $.92 to $2.41 per share expiring at various times from 1999 to 2005.

     1997 Stock Option Plan
     In January 1997, the stockholders of the Company approved the Company's 1997 Stock Option Plan, as previously adopted by the Company's Board of Directors (the "Plan"), pursuant to which officers, directors, and/or key employees and/or consultants of the Company can receive incentive stock options to purchase up to an aggregate of 400,000 shares of the Company's Common Stock. In April 1998, the aggregate number of options to be granted under the Plan was increased to 2,000,000.

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

     As of October 31, 1998, there are currently outstanding stock options for an aggregate of 1,825,204 shares of the Company's Common Stock at prices ranging from $5.00 to $7.125 per share vesting at various times from 1997 to 2001 and expiring at various times from 2002 to 2008.

     Non-Plan Stock Options
     In February 1996 and October 1998, the Board of Directors of the Company authorized the issuance of non-plan stock options to purchase up to 166,320 shares of the Company's Common Stock.

     For those options with exercise prices less than fair value at the measurement date, the difference is amortized over the vesting period. Compensation expense for the years ended October 31, 1997 and 1998 approximated $17,000 and $121,000, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

     As of October 31, 1998, there are currently outstanding stock options for an aggregate of 166,320 shares of Common Stock at prices ranging from $1.16 to $2.50 per share vesting from 1998 to 2001 and expiring at various times from 1999 to 2006.

     The following table summarizes the activity in options under the plans inclusive of non-plan options:



                                                                                Weighted Average
                                                                    Shares       Exercise Price
                                                                   -----------  ---------------
     Options outstanding - November 1, 1996                            936,565         $1.02
     Granted - exercise price equal to fair value                      449,534         $4.71
     Exercised                                                         (15,000)        $0.92
                                                                   -----------
     Options outstanding - October 31, 1997                          1,371,099         $2.23
     Options exercisable - October 31, 1997                          1,073,957
     Granted - exercise price equal to fair value                    1,540,000         $5.29
     Granted - exercise price less than fair value                     106,000         $2.14
     Exercised                                                        (252,000)        $0.63
     Forfeited                                                        (133,899)        $5.18
                                                                   -----------
     Options outstanding - October 31, 1998                          2,631,200         $4.02
                                                                   -----------
     Options exercisable - October 31, 1998                          1,019,008
                                                                   ===========



     The following summarizes information about stock options outstanding at October 31, 1998:



                                                                           Average
                                                                          Remaining
                                                      Weighted Average   Contractual
      Exercise Price Range                Shares      Exercise Price        Life
     ---------------------             ---------      ----------------   -----------
     $0.92 - $2.41                       826,784          $1.37             5.10
     $5.00 - $7.125                    1,804,416          $5.22             4.61
     ---------------------             ---------      ----------------   -----------
     Totals                            2,631,200          $4.02             4.64
                                       =========      ===============    ===========


     The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's income (loss) and earnings (loss) per share would have been reduced to the pro-forma amounts indicated below.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

                                                    1997                1998
                                                    ----                ----
      Net income (loss)
          As reported                            $(3,623,114)       $ 6,014,649
          Pro-forma                              $(3,818,523)       $ 5,334,335

      Net income (loss) per share from
        continuing operations
          As reported-Basic                      $     (.34)        $       .44
          Pro-forma-Basic                        $     (.36)        $       .39


     The pro-forma disclosures shown are not representative of the effects on income (loss) and earnings (loss) per share in future years.

     The fair value of the Company's stock options used to compute pro-forma income (loss) and earning (loss) per share disclosures is the estimated present value at the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value grants: expected volatility of 55%; a risk-free interest rate of 5%; and an expected holding period of four to five years.



14.  Extraordinary Event-Gain on Early Extinguishment of Debt:

     In July 1998, the Company issued 32,138 shares of Common Stock, having a market value of $187,353, to Ocean Bank as payment in full for a promissory note due July 29, 1999. The gain on the early extinguishment of debt amounted to $62,647.



15.  Net Income (Loss) per Share:

     The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the year ended October 31, 1997 and 1998. The extraordinary gain for the year ended October 31, 1998, has no significant effect on the EPS calculation and therefore, is not shown separately.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES


                                                                              Per Share
                                                Income (Loss)      Shares      Amount
                                                ------------     ----------    -------
     Year Ended October 31, 1997:
          Basic EPS                             $ (3,623,114)    10,664,006    $ (.34)
          Effect of dilutive securities -
             Stock options and warrants
                                                ------------     ----------    -------
          Diluted EPS                           $ (3,623,114)    10,664,006    $ (.34)
                                                ============     ==========    ========
     Year Ended October 31, 1998:
          Basic EPS                             $  6,014,649     13,713,518    $  .44
          Effect of dilutive securities -
             Stock options and warrants                           2,315,952      (.06)
                                                ------------     ----------    -------
          Diluted EPS                           $  6,014,649     16,029,470    $  .38
                                                ============     ==========    ========



     The computation for diluted number of shares excludes unexercised stock options and warrants which are antidilutive. The number of such shares were 4,192,298 and 50,000 for the periods ended October 31, 1997 and 1998, respectively.



16.  Comprehensive Income (Loss):

     For the years ended October 31, 1997 and 1998, the components of comprehensive income (loss) were:

                                                             October 1997         October 1998
                                                             ------------         ------------
     Net income (loss)                                       $(3,487,698)         $  6,014,649
     Change in foreign currency translation adjustment          (130,706)              123,273
                                                             ------------         ------------
     Total comprehensive income (loss)                       $(3,618,404)         $  6,137,922
                                                             ============         ============

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

17.  Related-Party Transactions:

     In February 1994, the Company entered into a consulting agreement with a shareholder. The agreement provides for an annual consulting fee of $75,000 and expires in February 1999. The Company owes approximately $66,229 under the consulting agreement as of October 31, 1998.

     During the years ended October 31, 1997 and 1998, IMSI and AIM paid sales commissions of $18,603 and $39,812, respectively, to an affiliate of a stockholder. In addition, as of October 31, 1998, there was $42,978 due from related parties relating to advances made prior to the acquisition of IMSI. These advances have no repayment terms.

     During the years ended October 31, 1997 and 1998, JAG paid sales commissions of $20,000 and $20,342, respectively, to an affiliate and his wife. In addition, JAG paid $231,567 and $145,275 for the years ended October 31, 1997 and 1998, respectively, for purchases of inventory from a related party.



18.  Fourth Quarter Financial Data (Unaudited):

     The following table sets forth certain fourth quarter financial information for fiscal 1998:



                                                   Quarter Ended
                                                  October 31, 1998
                                                  ----------------
     Net sales                                     $ 63,220,619
     Cost of sales                                   48,228,551
     NET income                                       3,300,362
     Net income per share - Basic                  $       0.20
     Net income per share - Diluted                $       0.19


     In the fourth quarter of fiscal 1998, the Company recorded accounts receivable allowances and inventory provisions of $542,836 and $246,616 respectively, principally at the Company's wholly owned subsidiaries, JAG and AIM. Additionally, inventory write-offs of $136,227 and capitalized software write-offs of $158,304 were recorded in the fourth quarter of fiscal 1998 related to the Company's published game titles.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

19.  Subsequent Events (Unaudited):

     In December 1998, the Company acquired all the outstanding stock of Talonsoft, Inc. ("Talonsoft"). Talonsoft is a developer and publisher of historical strategy games. To effect the acquisition, all of the outstanding shares of common stock of Talonsoft were exchanged for 1,033,336 shares of common stock of the Company. The acquisition will be accounted for as a pooling of interests in accordance with APB No. 16. The unaudited supplemental information for the year ended October 31, 1997 has been prepared based on the audited historical consolidated statement of operations of the Company for the year ended October 31, 1997 and the unaudited statement of operations of Talonsoft for the year ended December 31, 1997. For the year ended October 31, 1998, the unaudited proforma supplemental information has been prepared based on the audited historical consolidated statement of operations of the Company for the year ended October 31, 1998 and Talonsoft's unaudited financial statements for the period from November 1, 1997 to October 31, 1998. As a result, Talonsoft's unaudited net sales of approximately $627,377 and net income attributable to common stockholders' of approximately $36,327 for the period November 1, 1997 through December 31, 1997 have been included in both the unaudited proforma consolidated financial statements for the years ended October 31, 1997 and 1998. The proforma results for the years ended October 31, 1997 and 1998 are as follows:

     Unaudited Proforma Information:

                                                       Year Ended              Year Ended
                                                    October 31, 1997        October 31, 1998
                                                    ----------------        ----------------
     Total revenues:
        Take-Two                                      $ 93,676,962           $191,071,672
        Talonsoft                                        3,764,263              3,247,526
                                                      ------------           ------------
                                                      $ 97,441,225           $194,319,198
                                                      ============           ============
     Net income (loss) Attributable to
      common stockholders':
        Take-Two                                      $ (3,623,114)          $  6,014,649
        Talonsoft                                          217,963                497,491
                                                      ------------           ------------
                                                      $ (3,405,151)          $  6,512,140
                                                      ============           ============
     Net income (loss) per Share - Basic              $      (0.29)          $       0.44
                                                      ============           ============
     Net income (loss) per share - Diluted            $      (0.29)          $        .38
                                                      ============           ============

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

     In December 1998, the Company received a commitment letter with NationsBank (as amended in January 1999) with respect to providing JAG and AIM a revolving line-of-credit for borrowings of up to $35,000,000 through September 30, 1999 and $45,000,000 through February 28, 2001. The commitment is subject to the execution and delivery to the Bank of certain legal documents. This line will replace the existing credit lines held separately by JAG and AIM. In addition, the Company plans to merge AIM and JAG into a new company named Jack of All Games, Inc. ("Jack"). The proposed advances under the line-of-credit are based on a borrowing formula equal to the lesser of (i) the maximum borrowing amount or (ii) 80% of eligible accounts receivable plus 50% of eligible inventory. Interest on such advances are to be calculated based upon NationsBank's prime rate plus a percentage which ranges from 0.5% to 0% depending on ratios defined in the financial covenants and is payable monthly. Jack must maintain at all times certain levels of tangible net worth as defined in the agreement. Borrowings under the line-of-credit will be collateralized by a lien on the assets of Jack and are to be guaranteed by the Company. The loan agreement will limit or prohibit Jack, subject to certain exceptions, from declaring or paying cash dividends, merging or consolidating with another corporation (excluding the Company), selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The line-of-credit will expire on February 28, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 29th day of January 1999.

                           TAKE-TWO INTERACTIVE SOFTWARE, INC.

                           By: /s/  Ryan A. Brant
                               -----------------------------------------
                               Ryan A. Brant, Chief Executive Officer


In accordance with the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons in the capacities and on the dates stated.


Signature                                       Title                           Date
---------                                       -----                           ----

/s/Ryan A. Brant                        Chief Executive Officer and           January 29, 1999
-------------------------               Director (Principal Executive
Ryan A. Brant                           Officer)




/s/ Larry Muller                        Chief Financial Officer               January 29, 1999
-------------------------               (Principal Financial
Larry Muller                            Officer)



/s/Anthony R. Williams                  Chief Operating Officer and           January 29, 1999
-------------------------               and  (Principal Accounting
Anthony R. Williams                     Officer)


/s/ Barbara A. Ras                      Chief Accounting Officer and          January 29, 1999
-------------------------               Secretary
Barbara A. Ras


                                        Director                              January 29, 1999
-------------------------
Oliver R. Grace, Jr.


                                        Director                              January 29, 1999
-------------------------
Neil S. Hirsch


/s/Kelly Sumner                         Director                              January 29, 1999
-------------------------
Kelly Sumner


                                        Director                              January 29, 1999
-------------------------
Robert Flug


/s/Robert Alexander                     Director                              January 29, 1999
-------------------------
Robert Alexander
