Form 10KSB/A
period 1998-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 1999-02-26
CIK 946581

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                  FORM 10-KSB/A

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

                          Common Stock, $.01 par value

Check whether the Small Business Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Small Business Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |X|

The Small Business Issuer's revenues for the fiscal year ended October 31, 1998 were $191,071,672.

The aggregate market value of the Small Business Issuer's Common Stock held by non-affiliates as of January 22, 1999 was approximately $192,680,000. As of January 22, 1999 there were 18,351,924 shares of the Small Business Issuer's Common Stock outstanding.

                      Documents Incorporated by Reference:

                                      None

================================================================================

                                                     PART III


Item 9.  Directors and Executive Officers of the Registrant.

     The directors and executive officers of the Company are:

Name                                                     Age      Position
----                                                     ---      --------
Ryan A. Brant.......................................      27      Chief Executive Officer and Director

Kelly Sumner........................................      37      Vice President of International Operations and
                                                                  Director

Anthony R. Williams.................................      40      Chief Operating Officer and Director

Larry Muller........................................      41      Chief Financial Officer

Barbara A. Ras......................................      36      Chief Accounting Officer and Secretary

Oliver R. Grace, Jr.................................      45      Director

Neil S. Hirsch......................................      51      Director

Robert Flug.........................................      51      Director

Robert Alexander....................................      29      Director

     Ryan A. Brant has been Chief Executive Officer and a director of the Company since its inception. Mr. Brant received a B.S. degree in Economics from the University of Pennsylvania's Wharton School of Business.

     Kelly Sumner has been a director of the Company since December 1997. Mr. Sumner has been President of Take-Two Interactive Software Europe Limited since July 1997. Prior thereto, from April 1993 to July 1997, Mr. Sumner was President and Chief Operating Officer of Gametek, Inc. From June 1979 to April 1993, Mr. Sumner was Managing Director of the UK subsidiary of Commodore Business Machines.

     Anthony R. Williams has been a director of the Company since March 1998. Mr. Williams has been Chief Operating Officer of the Company since February 1998. Prior to joining the Company, Mr. Williams was employed in various position at Acclaim Entertainment from April 1988 to February 1998, most recently as Executive Vice President, Mergers and Acquisitions. Mr. Williams also serves as a director of the Near East Foundation. Mr. Williams received a B.A. in economics from Cambridge University.

     Larry Muller has been Chief Financial Officer of the Company since January 1999 and Chief Financial Officer and Chief Operating Officer of Alliance Inventory Management, Inc. since December 1997. Mr. Muller co-founded Alliance Distributors in 1989 and served as its Chairman and Chief Financial Officer until Alliance Distributors was acquired by the Company in December 1997. Mr. Muller received a B.A. in economics from Stonybrook University in 1979.

     Barbara A. Ras, CPA, has served as the Chief Accounting Officer of the Company since October 1998 and Secretary of the Company since April 1997. From October 1994 to October 1998, Ms. Ras served as Controller of the Company. Prior to joining the Company, Ms. Ras was employed as a tax accountant from September 1992 to September 1994, and as an internal auditor with The New York Times Company from March 1988 to June 1991. Ms. Ras holds a B.S. degree in Accounting from St. John's University, and a Masters degree in Taxation from the State University of New York at Albany.

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

     Robert Flug has been a director of the Company since February 1998. Mr. Flug has been the President and Chief Operating Officer of S.L. Danielle, a women's apparel company, since September 1987. Mr. Flug received a B.S. in Business Administration from New York University.

     Robert Alexander has been a director of the Company since August 1998 and has been President of Jack of All Games, Inc. since August 1996. From July 1993 to August 1996, Mr. Alexander was a Vice President of sales for Electro Source, Inc.

Item 10.  Executive Compensation.

     The following table sets forth the cash compensation paid by the Company during the fiscal years ended October 31, 1996, 1997 and 1998 to its Chief Executive Officer and its four most highly compensated executive officers (the "Named Executives"):

                                            Summary Compensation Table

                                                                                                               Long-Term
                                                                                                              Compensation
                                                             Annual Compensation                                 Award
                                     ---------------------------------------------------------------------    ------------
                                                                                                               Securities
                                     Year Ended                                             Other Annual       Underlying
Name and Principal Position          October 31,         Salary($)        Bonus($)         Compensation(1)      Options(#)
---------------------------          -----------         ---------        --------         ---------------      ----------
Ryan A. Brant
Chief Executive Officer.............   1998               158,667         218,785                --                  --
                                       1997               125,000              --                --              50,000(2)
                                       1996               119,319              --                --                  --

Larry Muller
Chief Financial Officer(3)..........   1998               161,933          25,122                --              20,000(2)

Anthony R. Williams
Chief Operating Officer(4)..........   1998               164,039(5)           --                --             150,000(6)

Barbara A. Ras
Chief Accounting Officer
  and Secretary.....................   1998               114,167              --                --              30,000(2)
                                       1997               100,000          10,000                --              25,000(2)
                                       1996                82,233              --                --                  --

Kelly Sumner
Vice President of International
Operations(7).......................   1998               166,220         119,175                --             125,000(8)
                                       1997                43,447          51,016                --                  --

------------
(1) The aggregate value of benefits to be reported under the "Other Annual Compensation" column did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the Named Executives.

(2)  Represents options granted under the Company's 1997 Stock Option Plan.

(3)  Mr. Muller joined the Company in December 1997.

(4)  Mr. Williams joined the Company in February 1998.

(5) Includes $15,200 paid as consulting fees prior to employment with the Company.

(6) Represents options to purchase 120,000 shares granted under the Company's 1997 Stock Option Plan and non-plan options to purchase 30,000 shares.

(7)  Mr. Sumner joined the Company in July 1997.

(8) Represents options to purchase 85,000 shares granted under the Company's 1997 Stock Option Plan and non-plan options to purchase 40,000 shares.

     The following table sets forth information concerning options granted in the year ended October 31, 1998 to the Named Executives:

               Option Grants in Fiscal Year Ended October 31, 1998

                                                      Individual Grants
                                                --------------------------------
                            Number of                                                                    Potential Realizable
                            Securities          Percent of Total                                         Value at Assumed
                            Underlying          Options Granted         Exercise                         Annual Rates of Stock
                            Options             to Employees in         Price          Expiration        Price Appreciation for
Name                        Granted (#)         Fiscal Year(%)          ($/Sh)            Date           Option Term (1)
----                        -----------         ----------------        --------       ----------        ----------------------
                                                                                                         5%($)          10%($)
                                                                                                         -----          ------
Ryan A. Brant............          --                  --                    --                --             --             --

Larry Muller.............      20,000                 1.2                5.1875         8/31/2003         28,600         63,400

Anthony R. Williams......      30,000                                      2.50         8/31/2003         20,700         45,900
                              120,000                 9.1                5.1875         8/31/2003        171,600        380,400


Barbara A. Ras...........      30,000                 1.8                5.1875         8/31/2003         42,900         95,100

Kelly Sumner.............      40,000                                      5.00        12/31/2002         55,200        122,000
                               85,000                 7.6                5.1875        12/31/2002        121,550        269,450

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

     The following table sets forth information concerning the value of options exercised during the year ended October 31, 1998 and the value of unexercised stock options held by the Named Executives as of October 31, 1998:


                 Aggregated Option Exercises and Year End Values

                                                                       Number of Securities
                                                                             Underlying                  Value of Unexercised
                                                                         Unexercised Options              In-the-Money Options
                                       Shares          Value          at October 31, 1998 (#)          at October 31, 1998 ($)*
                                     Acquired on      Realized      ----------------------------     -----------------------------
Name                                 Exercise (#)       ($)         Exercisable    Unexercisable     Exercisable     Unexercisable
----                                 ------------       ---         -----------    -------------     -----------     -------------
Ryan A. Brant ..................      112,000         642,960         391,880          30,000         2,095,090          30,000

Larry Muller ...................           --              --              --          20,000                --          26,250

Anthony R. Williams ............           --              --              --         150,000                --         277,500

Barbara A. Ras .................           --              --          70,243          25,000           205,844          35,625

Kelly Sumner ...................           --              --          10,000         115,000            15,000         156,563

----------
* Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the Common Stock, which was $6.50 on October 31, 1998.

Director Compensation

     Non-employee directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. In December 1998, the Company issued to Mr. Flug options to purchase 10,000 shares of Common Stock at a price of $5.875 per share.

Employment Agreements

     Ryan A. Brant entered into an employment agreement with the Company for a five-year term commencing August 1, 1998. Pursuant to the employment agreement, Mr. Brant agreed to devote his full time to the business of the Company as its Chief Executive Officer. The employment agreement provides that Mr. Brant is entitled to receive a base salary of $233,000 and a bonus equal to $20,000 per fiscal quarter in the event the Company achieves certain earnings levels. The Company also agreed to issue to Mr. Brant options to purchase 100,000 shares of Common Stock at an exercise price of $6.25 per share. In the event the employment agreement is terminated under certain circumstances (including in the event of a change of control), Mr. Brant will be entitled to receive 2.99 times his annualized compensation. The employment agreement contains covenants restricting Mr. Brant from engaging in any activities competitive with the business of the Company during the term of the agreement and for a period of one year thereafter.

     Anthony R. Williams entered into an employment agreement with the Company which provides for Mr. Williams to devote his full time to the business of the Company as its Chief Operating Officer. The agreement provides that Mr. Williams is entitled to receive a base salary of $205,000 and a bonus based on the Company's financial performance. The Company and Mr. Williams are currently negotiating an amendment to such agreement.

     Larry Muller entered into an employment agreement with the Company for a three-year term commencing January 29, 1998. Mr. Muller agreed to devote his full time to the business of the Company as its Chief Financial Officer. The agreement provides that Mr. Muller is entitled to receive a base salary of $233,000 and a bonus based on the Company's financial performance. The Company also agreed to issue to Mr. Muller options to purchase 10,000 shares of Common Stock at an exercise price of $5.875 per share. In the event the employment agreement is terminated under certain circumstances (including in the event of a change of control), Mr. Muller will be entitled to receive 2.99 times the total salary and bonus received during the 12 months prior to termination. Mr. Muller's employment agreement contains confidentiality and non-compete provisions.

     Kelly Sumner, Vice President of International Operations and a director of the Company, entered into an employment agreement (as amended) with Take-Two Interactive Software Europe Limited ("TTE"), a wholly-owned subsidiary of the Company, in July 1997, pursuant to which Mr. Sumner agreed to devote his full time as President and Managing Director of TTE for a three-year term. The agreement provides that Mr. Sumner is entitled to an annual salary of (pound)100,000 ($168,000), and a bonus equal to $15,000 per fiscal quarter in the event TTE achieves certain earnings levels. Mr. Sumner agreed not to engage in any business which is a competitor of TTE in either England or Wales during the term of the employment agreement and for a period of six months after termination of his employment with TTE (or an affiliate or subsidiary of TTE).

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of February 16, 1999, relating to the beneficial ownership of shares of Common Stock by (i) each person or entity who is known by the Company to own beneficially 5% or more of the outstanding Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executives and (iv) all directors and executive officers of the Company as a group.

                                                        Number of Shares             Percentage of Outstanding
                                                         of Common Stock                    Common Stock
Name and Address of Beneficial Owner(1)               Beneficially Owned(2)              Beneficially Owned
---------------------------------------               ---------------------              ------------------
Peter M. Brant(3)...............................            3,048,749                          16.4%

BMG Entertainment...............................            1,850,000                           9.9

Robert Alexander................................            1,375,000                           7.4

David Rosenbaum(4)..............................            1,252,500                           6.7

Oliver R. Grace, Jr.(5).........................              781,338                           4.2

Ryan A. Brant(6)................................              718,563                           3.8

Neil S. Hirsch(7)...............................              222,276                           1.2

Larry Muller(8).................................              164,167                            *

Robert Flug(9)..................................              110,000                            *

Anthony R. Williams(10).........................              100,000                            *

Barbara A. Ras(11)..............................               70,243                            *

Kelly Sumner(12)................................               62,500                            *

All directors and executive officers as a
group (nine persons)(13)........................            3,604,087                          18.9


----------
*    Less than 1%.

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

(3) Includes 1,941,930 shares of Common Stock held by Brant Allen Industries Incentive Profit Sharing Plan.

(4) Includes 15,000 shares of Common Stock issuable upon the exercise of options granted under the 1997 Plan which are currently exercisable.

(5) Includes: (i) 653,678 shares of Common Stock owned of record by Anglo American Security Fund, L.P. ("Anglo American"), of which Mr. Grace is a general partner, (ii) 17,960 shares of Common Stock issuable upon the exercise of options owned by Anglo American, (iii) 88,913 shares of Common Stock owned by an affiliated entity and (iv) 20,787 shares of Common Stock issuable upon the exercise of options owned by Mr. Grace.

(6) Includes (i) 371,880 shares of Common Stock issuable upon the exercise of options granted under the 1994 Plan which are currently exercisable and
     (iii) 80,000 shares of Common Stock issuable upon the exercise of options granted under the 1997 Plan which are currently exercisable. Does not include 25,000 shares of Common Stock held by Mr. Brant's wife, as to which Mr. Brant disclaims beneficial ownership.

(7) Represents shares of Common Stock held by Bridgehampton Holdings, Inc., an entity controlled by Mr. Hirsch.

(8) Includes 16,667 shares of Common Stock issuable upon the exercise of options granted under the 1997 Plan which are currently exercisable.

(9) Includes 48,500 shares of Common Stock held by S.L. Danielle, Inc. and 10,000 shares of Common Stock issuable upon the exercise of options granted under the 1997 Plan which are currently exercisable.

(10) Represents 60,000 shares of Common Stock issuable upon the exercise of options granted under the 1997 Plan which are currently exercisable and 15,000 shares of Common Stock issuable upon the exercise of non-plan options which are currently exercisable.

(11) Includes 40,000 shares of Common Stock issuable upon the exercise of options granted under the 1997 Plan, which are currently exercisable.

(12) Represents 62,500 shares of Common Stock issuable upon the exercise of options.

(13) Includes currently exercisable options to purchase an aggregate of 694,794 shares of Common Stock.

Item 12.  Certain Relationships and Related Transactions.

     In connection with a private financing in September 1996, Peter M. Brant, a principal stockholder of the Company, Neil Hirsch, a director of the Company, and Anglo American, of which Oliver R. Grace, Jr., a director of the Company, is a general partner, purchased $1,565,180, $72,228 and $212,867, respectively, principal amount of notes and received five-year warrants to purchase 312,339, 14,413 and 42,387 shares, respectively, at an exercise price of $.01 per share. In April 1997, the Company repaid $212,867 principal amount of such notes to Anglo American. In January 1997, Peter M. Brant agreed to extend the repayment of his portion of such notes until May 14, 1998, in consideration for which extension, the interest rate on the note held by Mr. Brant was increased to 14% per annum. In October 1998, the Company repaid $72,228 principal amount of such notes to Mr. Hirsch. In August 1997, the Company repaid $750,000 principal amount of such indebtedness to Mr. Brant and, in September 1997, obtained bank financing to repay the balance of $815,180 principal amount of such indebtedness.

     The Company leases its office space in New York from 575 Broadway Corporation, a corporation controlled by Peter M. Brant.

     In February 1997, Anglo American, of which Oliver R. Grace, Jr., a director of the Company, is a general partner, agreed to convert shares of Series B Convertible Preferred Stock into 409,791 shares of Common Stock. As an inducement to enter into such agreement, the Company issued to Anglo American options to purchase 38,746 shares of Common Stock at an exercise price of $2.41 per share. In addition, the Company entered into a three-year consulting agreement with an affiliate of Anglo American, pursuant to which such affiliate agreed to provide management consulting services to the Company in consideration of the payment of $100,000 over the term of the agreement, of which $33,333 was paid in April 1997 and $16,667 was paid in fiscal 1998. The Company also paid $35,000 to Anglo American in dividends on the Series B Preferred Stock in fiscal 1997.

     The Company believes that all of such transactions and arrangements were advantageous to the Company and were on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 23rd day of February 1999.

                                      TAKE-TWO INTERACTIVE SOFTWARE, INC.

                                      By: /s/  Ryan A. Brant
                                         ---------------------------------------
                                         Ryan A. Brant, Chief Executive Officer


                                      By: /s/  Larry Muller
                                         ---------------------------------------
                                         Larry Muller, Chief Financial Officer