Form 10-Q
period 1999-01-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 1999-03-17
CIK 946581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 1999

OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from __________to__________

                         Commission File Number 0-29230

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    51-0350842
(State of incorporation or organization)       (IRS Employer Identification No.)

      575 Broadway, New York, NY                             10012
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code (212) 941-2988

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

As of March 12, 1999, there were 18,642,023 shares of the registrant's Common Stock outstanding.

                                  TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                                             QUARTER ENDED JANUARY 31, 1999

                                                       FORM 10-Q

                                                         INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - As of October 31, 1998 and January 31, 1999 (unaudited)                        1

         Consolidated Statements of Operations - For the three months ended January 31, 1998 and 1999 (unaudited)    2

         Consolidated Statements of Cash Flows - For the three months ended January 31, 1998 and 1999 (unaudited)    3

         Consolidated Statements of Shareholders' Equity - For the year ended October 31, 1998 and
           the three months ended January 31, 1999 (unaudited)                                                       4

         Notes to Interim Consolidated Financial Statements                                                          5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of  Operations

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

Item 6.  Exhibits and Reports on Form 8-K

Item 1.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Balance Sheet
As of October 31, 1998 and January 31, 1999 (unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                        ASSETS:
                                                                                 October 31, 1998   January 31, 1999
                                                                                 ----------------   ----------------
                                                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                                     $   2,762,837      $   4,761,396
     Accounts receivable, net of allowances of $1,473,017 and $1,526,808              49,138,871         47,493,189
     Inventories, net                                                                 26,092,541         23,074,122
     Prepaid royalties                                                                 8,064,510          9,086,192
     Advances to developers                                                            4,319,989          5,002,663
     Prepaid expenses and other current assets                                         3,981,942          3,650,591
     Deferred tax asset                                                                  941,000            941,000
                                                                                   -------------      -------------
            Total current assets                                                      95,301,690         94,009,153

Fixed assets, net                                                                      1,979,658          1,967,358
Prepaid royalties                                                                      1,388,673          1,122,742
Capitalized software development costs, net                                            2,260,037          2,402,958
Intangibles, net                                                                       8,421,777          8,138,873
Other assets, net                                                                         33,259                 --
                                                                                   -------------      -------------
            Total assets                                                           $ 109,385,094      $ 107,641,084
                                                                                   =============      =============

                                         LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
     Lines of credit, current portion                                              $  30,226,899      $  31,589,639
     Notes payable due to related parties, net of discount                               222,955            128,734
     Current portion of capital lease obligation                                          82,373             80,266
     Note payable                                                                        137,140            115,578
     Accounts payable                                                                 31,723,864         22,435,940
     Accrued expenses                                                                 10,975,362         13,678,527
     Advances-principally distributors                                                   136,000                 --
                                                                                   -------------      -------------
            Total current liabilities                                                 73,504,593         68,028,684

Line of credit                                                                           123,499                 --
Notes payable, net of current portion                                                     97,392             81,861
Capital lease obligation, net of current portion                                          94,042             63,970
                                                                                   -------------      -------------
            Total liabilities                                                         73,819,526         68,174,515
                                                                                   -------------      -------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, Series A, no par value; 5,000,000 shares authorized;
         no shares issued or outstanding                                                      --                 --
     Common stock, par value $.01 per share; 50,000,000 shares authorized;
         18,071,972 and 18,425,924 shares issued and outstanding                         180,719            184,259
     Additional paid-in capital                                                       33,546,417         34,792,045
     Deferred compensation                                                              (223,657)          (212,951)
     Retained earnings                                                                 2,069,522          4,964,358
     Foreign currency translation adjustment                                              (7,433)          (261,142)
                                                                                   -------------      -------------
            Total stockholders' equity                                                35,565,568         39,466,569
                                                                                   -------------      -------------
            Total liabilities and stockholders' equity                             $ 109,385,094      $ 107,641,084
                                                                                   =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended January 31, 1998 and 1999 (unaudited)
--------------------------------------------------------------------------------------

                                                        Three months ended January 31,
                                                        ------------------------------
                                                            1998               1999
                                                        ------------      ------------
                                                                   (Unaudited)

Net sales                                               $ 51,405,361      $ 68,280,653
Cost of sales                                             40,797,569        53,537,840
                                                        ------------      ------------
         Gross profit                                     10,607,792        14,742,813
                                                        ------------      ------------

Operating expenses:
     Research and development costs                          486,963           592,144
     Selling and marketing                                 4,231,177         4,161,203
     General and administrative                            2,135,246         4,411,498
     Depreciation and amortization                           376,542           453,415
                                                        ------------      ------------
         Total operating expenses                          7,229,928         9,618,260
                                                        ------------      ------------
         Income from operations                            3,377,864         5,124,553
Interest expense                                           1,548,035           816,517
                                                        ------------      ------------
         Income  before income taxes                       1,829,829         4,308,036
Provision for income taxes                                     8,648         1,413,200
                                                        ------------      ------------
         Net income                                        1,821,181         2,894,836
Distributions paid to S corporation shareholders
     prior to acquisition                                    362,000                --
                                                        ------------      ------------
         Net income attributable to common
           stockholders' - Basic                        $  1,459,181      $  2,894,836
                                                        ============      ============
         Net income attributable to common
           stockholders' - Diluted                      $  1,555,511      $  2,894,836
                                                        ============      ============

Per share data:
     Basic:
         Weighted average common shares outstanding       13,258,379        18,212,240
                                                        ============      ============
         Net income per share                           $       0.11      $       0.16
                                                        ============      ============
     Diluted:
         Weighted average common shares outstanding       14,872,511        19,534,411
                                                        ============      ============
         Net income per share                           $       0.10      $       0.15
                                                        ============      ============



The accompanying notes are an integral part of the consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended January 31, 1998 and  1999 (unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                            Three months ended January 31,
                                                                                            -----------------------------
                                                                                               1998              1999
                                                                                            -----------      -----------
                                                                                                    (unaudited)
Cash flows from operating activities:
     Net income                                                                             $ 1,459,181      $ 2,894,836
     Adjustment to retained earnings as a result of business combination, see (A) below        (581,089)              --
     Adjustment to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                          376,542          453,415
         Provision for bad debts and return allowances                                          404,911          182,243
         Amortization of deferred compensation                                                    4,312           41,811
         Adjustment of prior period compensation expenses                                            --          (55,898)
         Amortization of loan discounts                                                         664,580            1,008
         Amortization of deferred financing costs                                               184,653               --
         Issuance of compensatory stock                                                              --          116,065
         Changes in operating assets and liabilities, net of effects of acquisitions:
            Decrease in accounts receivable                                                   3,848,825        1,463,439
            Decrease in inventories, net                                                      2,425,504        3,018,419
            Increase in prepaid royalties                                                      (596,956)        (755,751)
            Increase in advances to developers                                                       --         (682,674)
            Decrease in prepaid expenses and other current assets                             2,654,352          331,351
            Decrease (increase) in capitalized software development costs, net                1,278,854         (142,921)
            Decrease in other assets, net                                                            --           33,259
            Decrease in accounts payable                                                     (7,244,244)      (9,287,924)
            Increase in accrued expenses                                                        496,629        2,703,165
            Decrease in advances-principally distributors                                      (595,050)        (136,000)
            Increase in due to/from related parties                                            (120,070)              --
                                                                                            -----------      -----------
                         Net cash provided by operating activities                            4,660,934          177,843
                                                                                            -----------      -----------

Cash flows from investing activities:
     Purchase of fixed assets                                                                   (65,470)        (184,408)
     Acquisition, net cash paid                                                              (1,186,874)              --
                                                                                            -----------      -----------
                         Net cash used in investing activities                               (1,252,344)        (184,408)
                                                                                            -----------      -----------

Cash flows from financing activities:
     Net borrowings under the line of credit                                                   (980,826)       1,239,241
     Proceeds from notes payable                                                                803,800               --
     Repayment on notes payable                                                              (3,693,472)        (132,322)
     Proceeds from exercise of stock options                                                     45,000        1,157,897
     Repayment of capital lease obligation                                                      (30,113)         (19,558)
                                                                                            -----------      -----------
                         Net cash (used in) provided by financing activities                 (3,855,611)       2,245,258
                                                                                            -----------      -----------

Effect of foreign exchange rates                                                                (10,418)        (240,134)
                                                                                            -----------      -----------
                         Net (decrease) increase in cash for the period                        (457,439)       1,998,559
Cash and cash equivalents, beginning of the period                                            2,372,194        2,762,837
                                                                                            -----------      -----------
Cash and cash equivalents, end of the period                                                $ 1,914,755      $ 4,761,396
                                                                                            ===========      ===========


Supplemental information on business acquired:
     Fair value of assets acquired                                                          $12,181,948      $       --
         Less, liabilities assumed                                                           (8,812,948)             --
            Stock issued                                                                     (1,612,500)             --
            Options issued                                                                     (256,500)             --
                                                                                            -----------      -----------
Cash paid                                                                                     1,500,000              --
     Less, cash acquired                                                                       (313,126)             --
                                                                                            -----------      -----------
Net cash paid                                                                               $ 1,186,874      $       --
                                                                                            ===========      ===========

(A) For the purposes of pooling of interests accounting, the statement of operations for the year ended October 31, 1997 was combined with JAG's and Talonsoft's December 31, 1997 statement of operations. The Company's statement of operations for the year ended October 31, 1998 includes JAG's and Talonsoft's restated statement of operations for the period November 1, 1997 to October 31,1998. Accordingly, JAG's and Talonsoft's net income of $431,527 and $149,562, respectively, for the two months ended December 31, 1997 have been reflected as an adjustment to retained earnings for the year ended October 31, 1998.


The accompanying notes are an integral part of the consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the year ended October 31, 1998 and the three months ended January 31, 1999 (unaudited)

                                                                  Class A                 Class B             Series A Convertible
                                                              Preferred Stock         Preferred Stock           Preferred Stock
                                                           ---------------------    --------------------    -----------------------
                                                            Shares      Amount      Shares     Amount         Shares        Amount
                                                           --------    ---------    ------   -----------    ----------    ---------
Balance, October 31, 1997 .............................         317          317        --            --            --           --

Issuance of common stock and compensatory stock
 options in connection with AIM acquisition ...........          --           --        --            --            --           --

Issuance of preferred stock in connection with
BMG acquisition .......................................          --           --        --            --     1,850,000       18,500

Conversion of preferred stock to common stock issued
in connection with BMG acquisition ....................          --           --        --            --    (1,850,000)     (18,500)

Issuance of common stock in connection with
DirectSoft acquisition ................................          --           --        --            --            --           --

Redemption of preferred stock .........................        (317)        (317)       --            --            --           --

Issuance of common stock in connection with
March 1998 private placement, net of issuance costs ...          --           --        --            --            --           --

Issuance of common stock in connection with
May 1998 private placement, net of issuance costs .....          --           --        --            --            --           --

Cashless exercise of public warrants, 1 share of
common stock for 2 warrants surrendered ...............          --           --        --            --            --           --

Cashless exercise of underwriters' warrants, 1 share of
common stock for 2 warrants surrendered ...............          --           --        --            --            --           --

Conversion of warrants to common stock issued in
connection with 1996 private placement ................          --           --        --            --            --           --

Issuance of common stock in connection with
early extinguishment of debt ..........................          --           --        --            --            --           --

Issuance of compensatory stock options ................          --           --        --            --            --           --

Amortization of deferred compensation .................          --           --        --            --            --           --

Foreign currency translation adjustment ...............          --           --        --            --            --           --

Net income ............................................          --           --        --            --            --           --

Less: net income of JAG and Talonsoft for the
two months ended December 31, 1997 ....................          --           --        --            --            --           --
                                                           --------    ---------    ------   -----------    ----------    ---------
Balance, October 31, 1998 .............................          --           --        --            --            --           --

Exercise of stock options .............................          --           --        --            --            --           --

Amortization of deferred compensation .................          --           --        --            --            --           --

Issuance of compensatory stock options ................          --           --        --            --            --           --

Forfeiture of compensatory stock options in connection           --           --
  with AIM acquisition ................................          --           --

Foreign currency translation adjustment ...............          --           --        --            --            --           --

Net income ............................................          --           --        --            --            --           --
                                                           --------    ---------    ------   -----------    ----------    ---------
Balance, January 31, 1999 .............................          --    $      --        --   $        --            --    $      --
                                                           ========    =========    ======   ===========    ==========    =========



                                                                  Common Stock                                            Retained
                                                            ------------------------     Additional        Deferred       Earnings
                                                               Shares       Amount     Paid-in Capital   Compensation      Deficit
                                                            -----------   ----------   ---------------   ------------   ------------
Balance, October 31, 1997 .............................      13,033,379      130,333      15,551,501         (17,250)    (3,599,483)

Issuance of common stock and compensatory stock
 options in connection with AIM acquisition ...........         500,000        5,000       1,864,000        (253,294)            --

Issuance of preferred stock in connection with
BMG acquisition .......................................              --           --       9,520,563              --             --

Conversion of preferred stock to common stock issued
in connection with BMG acquisition ....................       1,850,000       18,500              --              --             --

Issuance of common stock in connection with
DirectSoft acquisition ................................          40,000          400         256,100              --             --

Redemption of preferred stock .........................              --           --              --              --             --

Issuance of common stock in connection with
March 1998 private placement, net of issuance costs ...         158,333        1,583         896,750              --             --

Issuance of common stock in connection with
May 1998 private placement, net of issuance costs .....         770,000        7,700       5,049,300              --             --

Cashless exercise of public warrants, 1 share of
common stock for 2 warrants surrendered ...............         897,183        8,972          (8,972)             --             --

Cashless exercise of underwriters' warrants, 1 share of
common stock for 2 warrants surrendered ...............         160,000        1,600          (1,600)             --             --

Conversion of warrants to common stock issued in
connection with 1996 private placement ................         378,939        3,789              --              --             --

Exercise of stock options .............................         252,000        2,520         156,743              --             --

Issuance of common stock in connection with
early extinguishment of debt ..........................          32,138          322         187,032              --             --

Issuance of compensatory stock options ................              --           --          75,000         (75,000)            --

Amortization of deferred compensation .................              --           --              --         121,887             --

Foreign currency translation adjustment ...............              --           --              --              --             --

Net income ............................................              --           --              --              --      6,250,094

Less: net income of JAG and Talonsoft for the
two months ended December 31, 1997 ....................              --           --              --              --       (581,089)
                                                            -----------   ----------    ------------    ------------   ------------
Balance, October 31, 1998 .............................      18,071,972      180,719      33,546,417        (223,657)     2,069,522

Exercise of stock options .............................         353,952        3,540       1,270,421              --             --

Amortization of deferred compensation .................              --           --              --         126,706             --

Issuance of compensatory stock options ................              --           --         116,000        (116,000)            --

Forfeiture of compensatory stock options in connection
  with AIM acquisition ................................                           --        (140,793)             --             --

Foreign currency translation adjustment ...............              --           --              --              --             --

Net income ............................................              --           --              --              --      2,894,836
                                                            -----------   ----------    ------------    ------------   ------------
Balance, January 31, 1999 .............................      18,425,924   $  184,259    $ 34,792,045    $   (212,951)  $  4,964,358
                                                            ===========   ==========    ============    ============   ============


                                                             Accumulated
                                                                Other                       Comprehensive
                                                            Comprehensive                      Income
                                                                Income          Total           (Loss)
                                                             ------------    ------------    ------------
Balance, October 31, 1997 .............................         (130,706)     11,934,712      (3,572,189)

Issuance of common stock and compensatory stock
 options in connection with AIM acquisition ...........               --       1,615,706              --

Issuance of preferred stock in connection with
BMG acquisition .......................................               --       9,539,063              --

Conversion of preferred stock to common stock issued
in connection with BMG acquisition ....................               --              --              --

Issuance of common stock in connection with
DirectSoft acquisition ................................               --         256,500              --

Redemption of preferred stock .........................               --            (317)             --

Issuance of common stock in connection with
March 1998 private placement, net of issuance costs ...               --         898,333              --

Issuance of common stock in connection with
May 1998 private placement, net of issuance costs .....               --       5,057,000              --

Cashless exercise of public warrants, 1 share of
common stock for 2 warrants surrendered ...............               --              --              --

Cashless exercise of underwriters' warrants, 1 share of
common stock for 2 warrants surrendered ...............               --              --              --

Conversion of warrants to common stock issued in
connection with 1996 private placement ................               --           3,789              --

Exercise of stock options .............................               --         159,263              --

Issuance of common stock in connection with
early extinguishment of debt ..........................               --         187,354              --

Issuance of compensatory stock options ................               --              --              --

Amortization of deferred compensation .................               --         121,887              --

Foreign currency translation adjustment ...............          123,273         123,273         123,273

Net income ............................................               --       6,250,094       6,250,094

Less: net income of JAG and Talonsoft for the
two months ended December 31, 1997 ....................               --        (581,089)             --
                                                            ------------    ------------    ------------
Balance, October 31, 1998 .............................           (7,433)     35,380,182       6,373,367

Exercise of stock options .............................               --       1,273,961              --

Amortization of deferred compensation .................               --         132,331              --

Issuance of compensatory stock options ................               --              --              --

Forfeiture of compensatory stock options in connection                --              --              --
  with AIM acquisition ................................               --        (146,418)             --

Foreign currency translation adjustment ...............         (253,709)       (253,709)       (253,709)

Net income ............................................               --       2,894,836       2,894,836
                                                            ------------    ------------    ------------
Balance, January 31, 1999 .............................     $   (261,142)   $ 39,281,183    $  2,641,127
                                                            ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements
        (Information at January 31, 1999 and for the three month periods ended January 31, 1998 and 1999 is unaudited)

1.   Organization:

Take-Two Interactive Software, Inc. (the "Company") was incorporated in the State of Delaware on September 30, 1993. Take-Two and its wholly owned subsidiaries, GearHead Entertainment ("GearHead"), Mission Studios Corporation ("Mission"), Take-Two Interactive Software Europe Limited ("TTE"), Alternative Reality Technologies ("ART"), Inventory Management Systems, Inc. ("IMSI"), Alliance Inventory Management ("AIM"), Jack of All Games, Inc. ("JAG"), Creative Alliance Group Inc. ("CAG"), Talonsoft, Inc. ("Talonsoft"), and DirectSoft Australia Pty. Ltd. ("DirectSoft") design, develop, publish, market and distribute interactive software games for use on multimedia personal computer and video game console platforms. The Company's interactive software games are sold primarily in the United States, Europe, Australia, and Asia.

2.   Significant Accounting Policies and Transactions:

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included.
Operating results for the three months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998.

In August 1998, the Company acquired all the outstanding stock of JAG. JAG is engaged in the distribution of interactive software games. To effect the acquisition, all of the outstanding shares of common stock of JAG were exchanged for 2,750,000 shares of common stock of the Company. In December 1998, the Company acquired all the outstanding stock of Talonsoft. Talonsoft is a developer and publisher of historical strategy games. To effect the acquisition, all of the outstanding shares of common stock of Talonsoft were exchanged for 1,033,336 shares of common stock of the Company. The acquisitions have been accounted for as a pooling of interests in accordance with APB No. 16 and accordingly, the accompanying financial statements have been restated to include the results of operations and financial position for all periods presented prior to the business combinations.

Risk and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to: the recoverability of capitalized software development costs, prepaid royalties, advances to developers and other intangibles; allowances for returns and income taxes. Actual amounts could differ from those estimates.

Prepaid Royalties

Prepaid royalties were written down $656,698 for the three months ended January 31, 1999 to net realizable value. Amortization of prepaid royalties for the three months ended January 31, 1999 amounted to $1,929,839.

Capitalized Software Development Costs (Including Film Production Costs)

Capitalized software costs were written down by $168,000 for the three months ended January 31, 1999 to net realizable value. Amortization of capitalized software costs amounted to $50,000 for the three months ended January 31, 1999.

Segment Reporting

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which established standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 had no impact on the Company's results of operations, financial position or cash flows.

Revenue Recognition

Distribution revenue is derived from the sale of interactive software games bought from third parties and is recognized upon the shipment of product to retailers. Distribution revenue amounted to $34,469,905 and $44,389,431 for the three months ended January 31, 1998 and 1999, respectively. The Company's distribution arrangements with retailers generally do not give them the right to return products to the Company or to cancel firm orders, although the Company does accept product returns for stock balancing, price protection and defective products. The

Company sometimes negotiates accommodations to retailers, including price discounts, credits and product returns, when demand for specific products fall below expectations. Historically, the Company's rate of product returns for its distribution activities has been less than 1% of distribution revenues.

Publishing revenue is derived from the sale of internally developed interactive software games or from the sale of product licensed from a third party developer and is recognized upon the shipment of product to retailers. Publishing revenue amounted to $16,935,456 and $23,891,222 for the three months ended January 31, 1998 and 1999, respectively. The Company's publishing arrangements with retailers require the Company to accept product returns for stock balancing, markdowns or defective products. The Company establishes a reserve for future returns of published products at the time of product sales, based primarily on these return policies and historical return rates, and the Company recognizes revenues net of product returns. The Company has historically experienced a product return rate of approximately 10% of gross publishing revenues.

Geographic Information

For the three months ended January 31, 1998 and 1999, the Company's net sales in domestic markets accounted for approximately 97.2% and 78.7%, respectively, and net sales in international markets accounted for 2.8% and 21.3%, respectively.

As of January 31, 1999, the Company's net fixed assets in domestic and international markets are $1,291,148 and $676,210, respectively.

Recently Issued Accounting Pronouncements

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

3.   Business Acquisition

In August 1998, the Company acquired all the outstanding stock of JAG. JAG is engaged in the distribution of interactive software games. To effect the acquisition, all of the outstanding shares of common stock of JAG were exchanged for 2,750,000 shares of common stock of the Company.

In December 1998, the Company acquired all the outstanding stock of Talonsoft. Talonsoft is a developer and publisher of historical strategy games. To effect the acquisition, all of the outstanding shares of common stock of Talonsoft were exchanged for 1,033,336 shares of common stock of the Company.

The acquisitions have been accounted for as a pooling of interests in accordance with APB No. 16 and accordingly, the accompanying financial statements have been restated to include the results of operations and financial position for all periods presented prior to the business combinations. Certain operating expenses were reclassed to be consistent with the Company's financial statement presentation.

Separate results of the combining entities for the three months ended January 31, 1998 and 1999 are as follows:

                                                          Three         Three
                                                      Months Ended  Months Ended
                                                       January 31,   January 31,
                                                           1998         1999
                                                       -----------   -----------

Total revenues:
     Take-Two                                          $22,068,437   $32,167,920
     JAG                                                28,966,589    34,494,625
     Talonsoft                                             370,335     1,618,108
                                                       -----------   -----------
                                                       $51,405,361   $68,280,653
                                                       ===========   ===========

Net income attributable to common
  stockholders' - Basic:
     Take-Two                                          $ 1,240,989   $   148,680
     JAG                                                   169,660     2,237,344
     Talonsoft                                              48,532       508,812
                                                       -----------   -----------
                                                       $ 1,459,181   $ 2,894,836
                                                       ===========   ===========


Net income per share - Basic                           $       .11   $       .16
                                                       ===========   ===========

Net income attributable to common
  stockholders' - Diluted:
     Take-Two                                          $ 1,337,319   $   148,680
     JAG                                                   169,660     2,237,344
     Talonsoft                                              48,532       508,812
                                                       -----------   -----------
                                                       $ 1,555,511   $ 2,894,836
                                                       ===========   ===========


Net income per share - Diluted                         $       .10   $       .15
                                                       ===========   ===========

4.   Income Taxes

The provisions for income taxes for the three months ended January 31, 1998 and 1999 are based on the Company's estimated annualized tax rate for the respective years, after giving effect to the utilization of available tax credits and tax planning opportunities.

5.   Comprehensive Income

For the three months ended January 31, 1998 and 1999, the components of comprehensive income were:


                                               Three Months Ended January 31,
                                                  1998               1999
                                               -----------        -----------
Net income                                     $ 1,459,181        $ 2,894,836
Change in foreign currency translation
  adjustment                                       120,288           (253,709)
                                               -----------        -----------

Total comprehensive income                     $ 1,579,469        $ 2,641,127
                                               ===========        ===========

6.   Net Income per Share

The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the three months ended January 31, 1998 and 1999.

                                                                                     Per
                                                                                    Share
                                                           Income        Shares     Amount
                                                        -----------   -----------   ------
Three Months Ended January 31, 1998:
     Basic EPS                                          $ 1,459,181    13,258,379    $.11
     Plus:  Impact  from  assumed  conversion  of 10%
     convertible notes                                       96,330        65,338
     Effect of dilutive securities - Stock options
        and warrants                                                    1,548,794    (.01)
                                                        -----------   -----------    ----
     Diluted EPS                                        $ 1,555,511    14,872,511    $.10
                                                        ===========   ===========    ====

Three Months Ended January 31, 1999:
     Basic EPS                                          $ 2,894,836    18,212,240    $.16
     Effect of dilutive securities - Stock options
        and warrants                                                    1,322,171    (.01)
                                                        -----------   -----------    ----
     Diluted EPS                                        $ 2,894,836    19,534,411    $.15
                                                        ===========   ===========    ====

The computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive. The number of such shares were 590,000 for the three months ended January 31, 1998. There were no anti-dilutive stock options or warrants for the three months ended January 31, 1999.

7.   Subsequent Events

In February 1999, the Company acquired all of the outstanding capital stock of L.D.A. Distribution Limited ("LDA") and its subsidiary, Joytech Europe Limited ("Joytech"), a company incorporated in the United Kingdom. LDA is engaged in the distribution of video game software in the United Kingdom and France and Joytech is a third-party publisher of computer peripherals for first-party console manufacturers. The Company paid (pound)200,000 (approximately $328,000) and issued 580,000 shares of restricted Common Stock.

In February 1999, the Company purchased a 19.9% class A limited partnership interest in Gathering of Developers I, Ltd. ("Gathering"). Gathering is a developer-driven computer and video game publishing company. The Company's investment in Gathering amounted to $4 million, payable in six equal monthly installments of $667,000. The general partner and each class B limited partner of Gathering granted the Company an option to purchase their interests, exercisable on two separate occasions during the six-month periods ending April 30, 2001 and 2002. In consideration of the option grant, the Company issued to the general partner and the class B limited partners 125,000 shares of Common Stock. The Company also granted to the general partner and class B limited partners an option to purchase the Company's class A limited partnership interest, exercisable during the six-month period ending April 30, 2003.

In May 1998 the Company entered into a distribution agreement ("the Agreement") with Gathering, as amended in February 1999, which granted the company (i) the exclusive right to distribute in the United States and Canada all products designed by Gathering to operate on PC platforms and scheduled to be released by May 31, 2003; (ii) the exclusive right to publish in Europe all products designed by Gathering to operate on PC platforms and scheduled to be released by May 31, 2003; (iii) until recoupment of the advances described below, rights of first and last refusal for the exclusive worldwide publishing rights to any console version of products for which Gathering has publishing rights; and (iv) after recoupment of such advances, the rights of first and last refusal for publishing rights and which Gathering has publishing by or on behalf of Gathering on the PC or other non-console platform.

The agreement obligates the Company to pay Gathering recoupable advances of $12,500,000, payable over one year from the date of the agreement. The agreement is terminable by the Company with respect to a particular title in the event Gathering fails to deliver a title 60 days after its delivery date specified in the agreement or Gathering otherwise materially breaches the agreement. In any such event, Gathering is obligated to refund any un-recouped portion of the advance attributable to a particular title. In addition, Gathering may terminate the agreement with respect to a particular title in the event we materially breach the agreement and, upon any subsequent two material breaches, may terminate the entire agreement.

In February 1999, JAG entered into a line of credit with NationsBank, N.A. ("NationsBank") which provides for borrowings of up to $35,000,000 through September 30, 1999 and $45,000,000 thereafter. This line replaces the existing credit lines held separately by JAG and AIM. Advances under the line of credit are based on a borrowing formula equal to the lesser of (i) the borrowing limit in effect at the time or (ii) 80% of eligible accounts receivable, plus 50% of eligible inventory. Interest accrues on such advances at NationsBank's prime rate plus 0.5% and is payable monthly. Borrowings under the line of credit are collateralized by all of JAG's accounts, inventory, equipment, general intangibles, securities and other personal property. In addition to certain financial covenants, the loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidation with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The line of credit expires on February 28, 2001.

In February 1999, the Company acquired DVDWave.com, an on-line marketer of DVD movie titles over the Internet, for 50,000 shares of the Company's common stock. The acquisition will be accounted for as a purchase transaction in accordance with APB No. 16.

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

Overview

The Company derives its principal sources of revenues from publishing and distribution activities. Publishing revenues are derived from the sale of internally developed interactive entertainment software products or products licensed from third parties. Distribution revenues are derived from the sale of third-party software and hardware products. Publishing activities generally generate higher margins than distribution activities, with sales of PC software resulting in higher margins than sales of cartridges designed for video game consoles. The Company recognizes revenue from software sales when products are shipped. See Note 2 to Notes to Consolidated Financial Statements.

The Company's published products are subject to return if not sold to consumers, including for stock balancing, markdowns or defective products. The Company establishes a reserve for future returns of published products at the time of product sales, based primarily on these return policies and historical return rates, and the Company recognize revenues net of product returns. The Company has historically experienced a product return rate of approximately 10% of gross publishing revenues (less than 1% of distribution revenues). If future product returns significantly exceed these reserves, the Company's operating results would materially be adversely affected.

Research and development costs (consisting primarily of salaries and related costs) incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting Standards Board (FASB) Statement No. 86. In accordance with FASB 86, the Company capitalizes software development costs subsequent to establishing technological feasibility (completion of a detailed program design) which is amortized (included in cost of sales) based on the greater of the proportion of current year sales to total estimated sales commencing with the product's release or the straight line method. At January 31, 1999, the Company had capitalized $2,402,958 of software development costs. The Company evaluates the recoverability of capitalized software costs which may be reduced materially in future periods. See Note 2 to Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations:

                                               Three Months Ended
                                                   January 31,
                                               1998          1999
                                              ------        ------
      Net sales                               100.0%        100.0%

      Cost of sales                            79.4          78.4

      Research and development costs             .9            .9

      Selling and marketing                     8.2           6.1

      General and administrative                4.2           6.5

      Depreciation and amortization              .7            .7

      Interest expense                          3.0           1.2

      Income taxes                               --           2.1

      Net income                                2.8           4.2

Results of Three Months Ended January 31, 1998 and 1999

Net sales increased by $16,875,292, or 32.8%, from $51,405,361 for the three months ended January 31, 1998 to $68,280,653 for the three months ended January 31, 1999. The increase in net sales was primarily attributable to the Company's expanded presence in international markets. International publishing revenues increased by $13,134,215 or 915.0%, from $1,435,453 for the three months ended January 31, 1998 to $14,569,668 for the three months ended January 31, 1999. In addition, revenues from distribution activities in the United States increased by $8,826,949, or 25.6% from $34,469,904 for the three months ended January 31, 1998 to $43,296,853 for the three months ended January 31, 1999.

Cost of sales increased by $12,740,271, or 31.2%, from $40,797,569 for the three months ended January 31, 1998 to $53,537,840 for the three months ended January 31, 1999. The increase in absolute dollars is primarily a result of the expanded scope of the Company's operations. Cost of sales as a percentage of net sales remained relatively constant primarily due to the offset of higher margin international publishing activities by lower margin distribution operations. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Research and development costs increased by $105,181, or 21.6%, from $486,963 for the three months ended January 31, 1998 to $592,144 for the three months ended January 31, 1999. This increase is primarily attributable to the Company's expansion of its product development operations. Research and development costs as a percentage of net sales remained relatively constant.

Selling and marketing expenses decreased by $69,974, or 1.7%, from $4,231,177 for the three months ended January 31, 1998 to $4,161,203 for the three months ended January 31, 1999. Selling and marketing expenses as a percentage of net sales decreased to 6.1% for the three months ended January 31, 1999 from 8.2% for the three months ended January 31, 1998. The decrease in both absolute dollars and as a percentage of net sales is primarily attributable to the Company's acquisition of leading software distributors and its resulting shift from using third party distributors.

General and administrative expenses increased by $2,276,252, or 106.6%, from $2,135,246 for the three months ended January 31, 1998 to $4,411,498 for the three months ended January 31, 1999. General and administrative expenses as a percentage of net sales increased to 6.5% for the three months ended January 31, 1999 from 4.2% for the three months ended January 31, 1998. This increase in both absolute dollars and as a percentage of net sales is primarily attributable to salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations.

Depreciation and amortization expense increased by $76,873, or 20.4%, from $376,542 for the three months ended January 31, 1998 to $453,415 for the three months ended January 31, 1999 is primarily due to the depreciation of assets acquired in March 1998.

Interest expense decreased by $731,518, or 47.3%, from $1,548,035 for the three months ended January 31, 1998 to $816,517 for the three months ended January 31, 1999. The decrease resulted primarily from lower interest rates on borrowings.

Income taxes increased by $1,404,552, from $8,648 for the three months ended January 31, 1998 to $1,413,200 for the three months ended January 31, 1999. The increase resulted primarily from the full utilization of net operating loss carryforwards in fiscal 1998.

As a result of the foregoing, the Company achieved net income of $2,894,836 for the three months ended January 31, 1999, as compared to net income of $1,459,181 for the three months ended January 31, 1998.

Liquidity and Capital Resources

The Company's primary capital requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically financed its operations through advances made by distributors, the issuance of debt and equity securities and bank borrowings. At January 31, 1999, the Company had working capital of $25,980,469 as compared to working capital of $21,797,097 at October 31, 1998. The increase in working capital was primarily attributable to the decrease in accounts payable as of January 31, 1999.

Net cash provided by operating activities for the three months ended January 31, 1999 was $177,843 as compared to net cash provided by operating activities of $4,660,934 for the three months ended January 31, 1998. The decrease was primarily attributable to a decrease in accounts receivable and prepaid expenses and other assets. Net cash used in investing activities for the three months ended January 31, 1999 was $184,408 as compared to net cash used in investing activities of $1,252,344 for the three months ended January 31, 1998. The decrease in net cash used in investing was primarily attributable to the AIM acquisition that occurred in 1998. Net cash provided by financing activities for the three months ended January 31, 1999 was $2,245,258 as compared to net cash used in financing activities of $3,855,611 for the three months ended January 31, 1998. The increase in net cash provided by financing activities was primarily attributed to a decrease in repayments on the Company's debt instruments and an increase in proceeds from the exercise of stock options. At January 31, 1999, the Company had cash and cash equivalents of $4,761,396.

In February 1999, JAG entered into a line of credit with NationsBank, N.A. ("NationsBank") which provides for borrowings of up to $35,000,000 through September 30, 1999 and $45,000,000 thereafter. This line replaces the existing credit lines held separately by JAG and AIM. Advances under the line of credit are based on a borrowing formula equal to the lesser of (i) the borrowing limit in effect at the time or (ii) 80% of eligible accounts receivable, plus 50% of eligible inventory. Interest accrues on such advances at NationsBank's prime rate plus 0.5% and is payable monthly. Borrowings under the line of credit are collateralized by all of JAG's accounts, inventory, equipment, general intangibles, securities and other personal property. In addition to certain financial covenants, the loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidation with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The line of credit expires on February 28, 2001.

The Company's accounts receivable at January 31, 1999 were $47,493,189, net of allowances of $1,526,808. Most of the Company's receivables are covered by insurance and have been collected in the ordinary course of business to date. Delays in collection or uncollectibility of accounts receivable could adversely affect the Company's working capital position. The Company is subject to credit risks, particularly in the event that any of its receivables represent sales to a limited number of retailers or distributors or are concentrated in foreign markets, which could require the Company to increase its allowance for doubtful accounts. The Company has credit insurance for most receivables.

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

Fluctuations in Operating Results and Seasonality

The Company has experienced and may continue to experience fluctuations in operating results as a result of delays in the introduction of principal titles; product and platform mix; the size and growth rate of the consumer software market; market acceptance of the Company's products; development and promotional expenses relating to the introduction of new products; sequels or enhancements of existing products; the timing and success of product introductions by the Company and its competitors; changes in pricing policies by the Company and its competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in shipment.

Sales of the Company's products are seasonal, with peak product shipments typically occurring in the fourth calendar quarter (the Company's fourth and first fiscal quarter) as a result of increased demand for products during the year-end holiday season.

International Operations

Product sales in international markets, primarily in the United Kingdom and other countries in Europe and the Pacific Rim, have accounted for an increasing portion of the Company's revenues. For the three months ended January 31, 1998 and 1999, sales of products in international markets accounted for approximately 2.8% and 21.3%, respectively, of the Company's revenues. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results. Product sales in France and Germany are made in local currencies. The Company does not engage in foreign currency hedging transactions.

Year 2000

The inability of many existing computers to recognize and properly process data as the Year 2000 approaches may cause many computer software applications to fail or reach erroneous results. The Company has assessed potential issues that may result from the Year 2000 and is upgrading its accounting and management information software, which the Company expects to complete by June 1999. The Company does not contemplate incurring material costs in connection with ensuring year 2000 readiness.

The Company has contacted principal third-party suppliers to determine their year 2000 readiness and believes that such suppliers are in the process of becoming year 2000 compliant. However, the Company's failure or the failure of the Company's third-party suppliers to correct a material year 2000 problem could result in an interruption in, or a failure of, certain of the Company's business operations.

Statement of Financial Accounting Standards Not Yet Adopted

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

In December 1998, the Company issued 1,033,336 shares of Common Stock in connection with the acquisition of Talonsoft.

In December 1998, the Company issued 100,000 warrants to purchase shares of Common Stock in consideration of consulting fees.

In November 1998, the Company issued 5,043 shares of Common Stock in connection with a financing arrangement.

In connection with the above securities issuances, the Company relied on Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended. Each purchaser of securities is an "accredited investor".

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit

          Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

          Current  Report on Form 8-K dated  December 22, 1998  reporting  under
          Item 5 - Other Events

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Take-Two Interactive Software, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Take-Two Interactive Software, Inc.


By: /s/ Ryan A. Brant                                      Dated: March 16, 1999
    ---------------------------
        Ryan A. Brant
        Chief Executive Officer




By: /s/ Larry Muller                                       Dated: March 16, 1999
    ---------------------------
        Larry Muller
        Chief Financial Officer