Form 10-Q
period 1999-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 1999-06-14
CIK 946581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of June 7, 1999, there were 22,864,719 shares of the registrant's Common Stock outstanding.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                          QUARTER ENDED APRIL 30, 1999

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - As of October 31, 1998 and April 30, 1999 (unaudited)

         Consolidated Statements of Operations - For the three months ended
           April 30, 1998 (unaudited) and 1999 (unaudited) and the six months ended April 30, 1998 (unaudited) and 1999 (unaudited)

         Consolidated Statements of Cash Flows - For the three months ended
           April 30, 1998 (unaudited) and 1999 (unaudited)

         Consolidated Statements of Shareholders' Equity - For the year ended October 31, 1998 and the six months ended April 30, 1999 (unaudited)

         Notes to Interim Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of  Operations

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

Item 1.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Balance Sheets
As of October 31, 1998 and April 30, 1999 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS:
                                                                             October 31, 1998   April 30, 1999
                                                                             ----------------  ----------------
                                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                               $     2,762,837    $     1,447,145
     Accounts receivable, net of allowances of $1,473,017 and $1,421,757          49,138,871         47,381,170
     Inventories, net                                                             26,092,541         24,067,656
     Prepaid royalties                                                             8,064,510         13,618,259
     Advances to developers                                                        4,319,989          5,961,900
     Prepaid expenses and other current assets                                     3,981,942          4,439,491
     Deferred tax asset                                                              941,000            941,000
                                                                             ---------------    ---------------
             Total current assets                                                 95,301,690         97,856,621

Fixed assets, net                                                                  1,979,658          3,043,923
Prepaid royalties                                                                  1,388,673            410,000
Capitalized software development costs, net                                        2,260,037          2,184,609
Investment                                                                              --            1,332,000
Intangibles, net                                                                   8,421,777         12,920,695
Other assets, net                                                                     33,259          1,174,342
                                                                             ---------------    ---------------
             Total assets                                                    $   109,385,094    $   118,922,190
                                                                             ===============    ===============
                      LIABILITIES and STOCKHOLDERS' EQUITY:
Current liabilities:
     Lines of credit, current portion                                        $    30,226,899    $    35,163,150
     Notes payable due to related parties, net of discount                           222,955             49,834
     Current portion of capital lease obligation                                      82,373             83,086
     Notes payable, net of discounts                                                 137,140               --
     Accounts payable                                                             31,723,864         22,171,619
     Accrued expenses                                                             10,975,362         12,798,546
     Advances-principally distributors                                               136,000               --
                                                                             ---------------    ---------------
             Total current liabilities                                            73,504,593         70,266,235

Line of credit                                                                       123,499               --
Notes payable, net of current portion                                                 97,392               --
Capital lease obligation, net of current portion                                      94,042             42,104
                                                                             ---------------    ---------------
             Total liabilities                                                    73,819,526         70,308,339
                                                                             ---------------    ---------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, Series A, no par value; 5,000,000 shares authorized;
         no shares issued or outstanding                                                --                 --
     Common stock, par value $.01 per share; 50,000,000 shares authorized;
         18,071,972 and 19,353,809 shares issued and outstanding                     180,719            193,538
     Additional paid-in capital                                                   33,546,417         42,386,451
     Deferred compensation                                                          (223,657)           (92,848)
     Retained earnings                                                             2,069,522          6,525,530
     Foreign currency translation adjustment                                          (7,433)          (398,820)
                                                                             ---------------    ---------------
             Total stockholders' equity                                           35,565,568         48,613,851
                                                                             ---------------    ---------------
             Total liabilities and stockholders' equity                      $   109,385,094    $   118,922,190
                                                                             ===============    ===============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended April 30, 1998  (unaudited) and 1999  (unaudited)
and the six months ended April 30, 1998 (unaudited) and 1999 (unaudited)
--------------------------------------------------------------------------------


                                                                    Three months ended April 30,   Six months ended April 30,
                                                                    ---------------------------   ----------------------------
                                                                        1998           1999          1998            1999
                                                                    ------------   ------------   ------------   ------------
                                                                            (Unaudited)                   (Unaudited)
Net sales                                                           $ 39,948,370   $ 52,165,332   $ 91,353,731   $120,445,985
Cost of sales                                                         29,847,441     36,085,017     70,645,010     89,622,857
                                                                    ------------   ------------   ------------   ------------
         Gross profit                                                 10,100,929     16,080,315     20,708,721     30,823,128
                                                                    ------------   ------------   ------------   ------------
Operating expenses:
     Research and development costs                                      518,408        632,005      1,005,371      1,224,149
     Selling and marketing                                             3,812,260      5,328,266      8,043,437      9,489,469
     General and administrative                                        3,536,619      6,168,379      5,671,865     10,579,877
     Depreciation and amortization                                       403,257        560,006        779,799      1,013,421
     Loss on disposal of fixed assets                                       --           57,504           --           57,504
                                                                    ------------   ------------   ------------   ------------
       Total operating expenses                                        8,270,544     12,746,160     15,500,472     22,364,420
       Income from operations                                          1,830,385      3,334,155      5,208,249      8,458,708
Interest expense                                                         972,818        782,953      2,520,853      1,599,470
                                                                    ------------   ------------   ------------   ------------
     Income  before income taxes                                         857,567      2,551,202      2,687,396      6,859,238
Provision for income taxes                                               135,767        990,030        144,415      2,403,230
                                                                    ------------   ------------   ------------   ------------
     Net income before extraordinary item                                721,800      1,561,172      2,542,981      4,456,008
Extraordinary net loss on early extinguishment of debt                   225,395           --          225,395           --
                                                                    ------------   ------------   ------------   ------------
     Net income attributable to common stockholders'
       - Basic and Diluted *                                        $    496,405   $  1,561,172   $  2,317,586   $  4,456,008
                                                                    ============   ============   ============   ============
Per share data:
  Basic:
    Weighted average common shares outstanding                        13,669,981     19,152,376     13,464,180     18,674,517
                                                                    ============   ============   ============   ============
    Net income per share                                            $       0.04   $       0.08   $       0.17   $       0.24
                                                                    ============   ============   ============   ============
    Supplemental  net  income  attributable  to common
       stockholders  after giving  effect  to  S  corporation
       distributions  of  $102,000 and $464,000 for the three
       and the six months ended April 30, 1998, respectively        $       0.03   $       0.08   $       0.14   $       0.24
                                                                    ============   ============   ============   ============
  Diluted:
    Weighted average common shares outstanding                        16,440,902     20,751,120     15,656,706     20,131,660
                                                                    ============   ============   ============   ============
    Net income per share                                            $       0.03   $       0.08   $       0.15   $       0.22
                                                                    ============   ============   ============   ============
    Supplemental  net  income  attributable  to common
       stockholders  after giving  effect  to  S  corporation
       distributions  of  $102,000 and $464,000 for the three and
       the six months ended April 30, 1998, respectively            $       0.02   $       0.08   $       0.12   $       0.22
                                                                    ============   ============   ============   ============

*   Net  income  includes   acquired  S  corporation  net  income  of  $156,515
    (unaudited) and $326,175 (unaudited) for the three and six months ended April 30, 1998, respectively.


               The accompanying notes are an integral part of the
                       consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended April 30, 1998 and  1999 (unaudited)
--------------------------------------------------------------------------------

                                                                                          Six months ended April 30,
                                                                                        ----------------------------
                                                                                            1998            1999
                                                                                        ------------    ------------
                                                                                                (unaudited)
Cash flows from operating activities:
   Net income                                                                           $  2,317,586    $  4,456,008
   Adjustment to retained earnings as a result of business combination, see (A) below       (581,089)           --
   Adjustment to reconcile net income to net cash used in operating activities:
        Depreciation and amortization                                                        779,799       1,013,421
        Loss on disposal of fixed asset                                                         --            57,504
        Loss on termination of capital lease                                                 225,395            --
        Provision for bad debts and return allowances                                      1,426,625         362,530
        Inventory reserve allowances                                                            --           (28,904)
        Amortization of Gathering purchase option                                               --           100,658
        Amortization of deferred compensation                                                 39,262         136,434
        Forfeiture of compensatory stock options in connection with AIM acquistion              --          (146,418)
        Amortization of loan discounts                                                       887,228           1,728
        Amortization of deferred financing costs                                             246,204            --
        Issuance of compensatory stock                                                          --           299,779
        Changes  in   operating assets and liabilities, net of effects of acquisitions:
           (Decrease) increase in accounts receivable                                       (932,688)      7,262,129
           Decrease in inventories, net                                                      893,341       4,355,461
           Increase in prepaid royalties                                                    (517,317)     (4,575,076)
           Increase in advances to developers                                                   --        (1,641,911)
           Decrease (increase) in prepaid expenses and other current assets                2,727,452        (137,426)
           Decrease in capitalized software development costs                              1,556,286          75,428
           Decrease in other assets, net                                                        --            33,259
           Decrease in accounts payable                                                   (9,291,700)    (15,684,653)
           Increase in accrued expenses                                                    5,998,204       1,452,212
           Decrease in advances-principally distributors                                    (835,770)       (136,000)
           Increase in due to/from related parties                                          (145,242)           --
                                                                                        ------------    ------------
                        Net cash provided by (used in) operating activities                4,793,576      (2,743,837)
                                                                                        ------------    ------------
Cash flows from investing activities:
   Purchases of fixed assets                                                                (282,152)       (910,050)
   Proceeds from sale of fixed assets                                                           --            34,000
   Cash paid for investment in Gathering of Developers                                          --        (1,332,000)
   Payments made for termination of capital lease                                           (233,145)           --
   Acquisition, net cash paid                                                             (1,186,874)        (81,712)
                                                                                        ------------    ------------
                        Net cash used in investing activities                             (1,702,171)     (2,289,762)
                                                                                        ------------    ------------
Cash flows from financing activities:
   Redemption of Preferred Stocks                                                               (317)           --
   Proceeds from Private Placement, net                                                      948,333            --
   Net borrowings under the line of credit                                                  (848,588)      2,602,236
   Proceeds from notes payable                                                               803,800            --
   Repayment on notes payable                                                             (5,781,897)       (409,381)
   Proceeds from exercise of stock options                                                   106,663       1,965,815
   Proceeds from the exercise of public warrants                                                --           223,889
   Repayment of capital lease obligation                                                     (28,323)        (51,226)
   Distribution to S corporation shareholders                                               (464,000)           --
                                                                                        ------------    ------------
                        Net cash provided by (used in) financing activities               (5,264,329)      4,331,333
                                                                                        ------------    ------------
   Effect of foreign exchange rates                                                          332,595        (613,426)
                                                                                        ------------    ------------
                        Net decrease in cash for the period                               (1,840,329)     (1,315,692)
   Cash and cash equivalents, beginning of the period                                      2,372,194       2,762,837
                                                                                        ------------    ------------
   Cash and cash equivalents, end of period                                             $    531,865    $  1,447,145
                                                                                        ============    ============
Supplemental disclosure of non-cash investing and financing activities:
   Tax benefit in connection with the exercise of stock options                         $      --       $    723,323
                                                                                        ============    ============
   Gathering purchase option                                                            $      --       $  1,275,000
                                                                                        ============    ============

Supplemental information on businesses acquired:
   Fair value of assets acquired
        Cash                                                                            $    313,126    $    343,865
        Accounts receivables, net                                                          2,642,301       5,852,779
        Inventories, net                                                                   6,753,939       2,301,672
        Prepaid expenses and other other assets                                              366,883         320,123
        Property and equipement, net                                                          97,580         629,155
        Goodwill                                                                           2,008,119       5,136,686
   Less, liabilities assumed
        Line of credit                                                                    (3,925,608)     (2,210,517)
        Accounts payable                                                                  (4,779,229)     (6,132,408)
        Accrued expenses                                                                    (108,111)       (370,972)
           Stock issued                                                                   (1,615,706)     (5,237,842)
           Options issued                                                                   (253,294)           --
           Direct transaction costs                                                             --          (206,964)
                                                                                        ------------    ------------
 Cash paid                                                                                 1,500,000         425,577
   Less, cash acquired                                                                      (313,126)       (343,865)
                                                                                        ------------    ------------
 Net cash paid                                                                          $  1,186,874    $     81,712
                                                                                        ============    ============


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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the year ended  October  31,  1998 and the six months
ended  April 30, 1999(unaudited)
--------------------------------------------------------------------------------


                                                                    Class A           Class B           Series A Convertible
                                                                Preferred Stock    Preferred Stock        Preferred Stock
                                                               -----------------   ----------------    ----------------------
                                                               Shares    Amount    Shares    Amount      Shares       Amount
                                                               ------    ------    ------   -------    ----------    --------
Balance, October 31, 1997                                         317    $  317      --     $    --           --      $   --

Issuance of common stock and compensatory stock
 options in connection with AIM acquisition                      --        --        --          --           --          --

Issuance of preferred stock in connection with
  BMG acquisition                                                --        --        --          --      1,850,000      18,500

Conversion of preferred stock to common stock issued
  in connection with BMG acquisition                             --        --        --          --     (1,850,000)    (18,500)

Issuance of common stock in connection with
  DirectSoft acquisition                                         --        --        --          --           --          --

Redemption of preferred stock                                    (317)     (317)     --          --           --          --

Issuance of common stock in connection with
  March 1998 private placement, net of issuance costs            --        --        --          --           --          --

Issuance of common stock in connection with
  May 1998 private placement, net of issuance costs              --        --        --          --           --          --

Cashless exercise of public warrants, 1 share of
  common stock for 2 warrants surrendered                        --        --        --          --           --          --

Cashless exercise of underwriters' warrants, 1 share of
  common stock for 2 warrants surrendered                        --        --        --          --           --          --

Conversion of warrants to common stock issued in
  connection with 1996 private placement                         --        --        --          --           --          --

Exercise of stock options                                        --        --        --          --           --          --

Issuance of common stock in connection with
  early extinguishment of debt                                   --        --        --          --           --          --

Issuance of compensatory stock options                           --        --        --          --           --          --

Amortization of deferred compensation                            --        --        --          --           --          --

Foreign currency translation adjustment                          --        --        --          --           --          --

Net income                                                       --        --        --          --           --          --

Less: net income of JAG and Talonsoft  for the
  two months ended December 31, 1997                             --        --        --          --           --          --
                                                               ------    ------    ------   ---------   ----------    --------

Balance, October 31, 1998                                        --        --        --          --           --          --

Issuance of compensatory stock options                           --        --        --          --           --          --

Exercise of stock options                                        --        --        --          --           --          --

Amortization of deferred compensation                            --        --        --          --           --          --

Forfeiture of compensatory stock options in connection
  with AIM acquisition                                           --        --        --          --           --          --

Issuance of common stock in connection with
  LDA and Joytech acquisition                                    --        --        --          --           --          --

Issuance of common stock in connection with
  DVDWave.com  acquisition                                       --        --        --          --           --          --

Issuance of common stock in connection with
  Funsoft acquisition                                            --        --        --          --           --          --

Issuance of common stock in connection with the
  investment in Gathering                                        --        --        --          --           --          --

Conversion of warrants to common stocks issued in
  connection with IPO                                            --        --        --          --           --          --

Capitalization of issuance costs in connection with the
   Company's secondary offering                                  --        --        --          --           --          --

Tax benefit in connection with the exercise of stock options     --        --        --          --           --          --

Foreign currency translation adjustment                          --        --        --          --           --          --

Net income                                                       --        --        --          --           --          --

                                                               ------    ------    ------   ---------   ----------    --------
Balance, April 30, 1999 (unaudited)                              --      $ --        --     $    --           --      $   --
                                                               ======    ======    ======   =========   ==========    ========



                                                                      Common Stock
                                                                 ---------------------    Additional      Deferred
                                                                  Shares       Amount   Paid-in Capital  Compensation
                                                                 ----------   --------  ---------------  -------------
Balance, October 31, 1997                                        13,033,379   $130,333   $ 15,551,501    $   (17,250)

Issuance of common stock and compensatory stock
 options in connection with AIM acquisition                         500,000      5,000      1,864,000       (253,294)

Issuance of preferred stock in connection with
BMG acquisition                                                        --         --        9,520,563           --

Conversion of preferred stock to common stock issued
 in connection with BMG acquisition                               1,850,000     18,500           --             --

Issuance of common stock in connection with
  DirectSoft acquisition                                             40,000        400        256,100           --

Redemption of preferred stock                                          --         --             --             --

Issuance of common stock in connection with
  March 1998 private placement, net of issuance costs               158,333      1,583        896,750           --

Issuance of common stock in connection with
  May 1998 private placement, net of issuance costs                 770,000      7,700      5,049,300           --

Cashless exercise of public warrants, 1 share of
  common stock for 2 warrants surrendered                           897,183      8,972         (8,972)          --

Cashless exercise of underwriters' warrants, 1 share of
  common stock for 2 warrants surrendered                           160,000      1,600         (1,600)          --

Conversion of warrants to common stock issued in
  connection with 1996 private placement                            378,939      3,789           --             --

Exercise of stock options                                           252,000      2,520        156,743           --

Issuance of common stock in connection with
  early extinguishment of debt                                       32,138        322        187,032           --

Issuance of compensatory stock options                                 --         --           75,000        (75,000)

Amortization of deferred compensation                                  --         --             --          121,887

Foreign currency translation adjustment                                --         --             --             --

Net income                                                             --         --             --             --

Less: net income of JAG and Talonsoft  for the
  two months ended December 31, 1997                                   --         --             --             --
                                                                 ----------   --------   ------------    -----------

Balance, October 31, 1998                                        18,071,972    180,719     33,546,417       (223,657)

Issuance of compensatory stock options                              140,043      1,400        304,004         (5,625)

Exercise of stock options                                           441,802      4,419      1,961,396           --

Amortization of deferred compensation                                  --         --             --          136,434

Forfeiture of compensatory stock options in connection
  with AIM acquisition                                                --         --         (146,418)          --

Issuance of common stock in connection with
  LDA and Joytech acquisition                                       377,932      3,779      3,851,127           --

Issuance of common stock in connection with
  DVDWave.com  acquisition                                           50,000        500        505,750           --

Issuance of common stock in connection with
  Funsoft acquisition                                               106,265      1,063        875,623           --

Issuance of common stock in connection with the
  investment in Gathering                                           125,000      1,250      1,273,750           --

Conversion of warrants to common stocks issued in
  connection with IPO                                                40,795        408        223,481           --

Capitalization of issuance costs in connection with the
   Company's secondary offering                                        --         --         (732,002)          --

Tax benefit in connection with the exercise of stock options           --         --          723,323           --

Foreign currency translation adjustment                                --         --             --             --

Net income                                                             --         --             --             --

                                                                 ----------   --------   ------------    -----------
Balance, April 30, 1999 (unaudited)                              19,353,809   $193,538   $ 42,386,451    $   (92,848)
                                                                 ==========   ========   ============    ===========


                                                                 Retained       Other                     Comprehensive
                                                                 Earnings   Comprehensive                    Income
                                                                  Deficit      Income         Total          (Loss)
                                                               ------------   ----------   ------------   -------------
Balance, October 31, 1997                                      $(3,599,483)   $(130,706)   $ 11,934,712    $(3,572,189)

Issuance of common stock and compensatory stock
  options in connection with AIM acquisition                          --           --         1,615,706           --

Issuance of preferred stock in connection with
  BMG acquisition                                                     --           --         9,539,063           --

Conversion of preferred stock to common stock issued
  in connection with BMG acquisition                                  --           --              --             --

Issuance of common stock in connection with
  DirectSoft acquisition                                              --           --           256,500           --

Redemption of preferred stock                                         --           --              (317)          --

Issuance of common stock in connection with
  March 1998 private placement, net of issuance costs                 --           --           898,333           --

Issuance of common stock in connection with
  May 1998 private placement, net of issuance costs                   --           --         5,057,000           --

Cashless exercise of public warrants, 1 share of
  common stock for 2 warrants surrendered                             --           --              --             --

Cashless exercise of underwriters' warrants, 1 share of
  common stock for 2 warrants surrendered                             --           --              --             --

Conversion of warrants to common stock issued in
  connection with 1996 private placement                              --           --             3,789           --

Exercise of stock options                                             --           --           159,263           --

Issuance of common stock in connection with
  early extinguishment of debt                                        --           --           187,354           --

Issuance of compensatory stock options                                --           --              --             --

Amortization of deferred compensation                                 --           --           121,887           --

Foreign currency translation adjustment                               --        123,273         123,273        123,273

Net income                                                       6,250,094         --         6,250,094      6,250,094

Less: net income of JAG and Talonsoft  for the
  two months ended December 31, 1997                              (581,089)        --          (581,089)          --
                                                               -----------    ---------    ------------    -----------

Balance, October 31, 1998                                        2,069,522       (7,433)     35,565,568      6,373,367

Issuance of compensatory stock options                                --           --           299,779           --

Exercise of stock options                                             --           --         1,965,815           --

Amortization of deferred compensation                                 --           --           136,434           --

Forfeiture of compensatory stock options in connection
  with AIM acquisition                                                --           --          (146,418)          --

Issuance of common stock in connection with
  LDA and Joytech acquisition                                         --           --         3,854,906           --

Issuance of common stock in connection with
  DVDWave.com  acquisition                                            --           --           506,250           --

Issuance of common stock in connection with
  Funsoft acquisition                                                 --           --           876,686           --

Issuance of common stock in connection with the
  investment in Gathering                                             --           --         1,275,000           --

Conversion of warrants to common stocks issued in
  connection with IPO                                                 --           --           223,889           --

Capitalization of issuance costs in connection with the
  Company's secondary offering                                        --           --          (732,002)          --

Tax benefit in connection with the exercise of stock options          --           --           723,323           --

Foreign currency translation adjustment                               --       (391,387)       (391,387)      (391,387)

Net income                                                       4,456,008         --         4,456,008      4,456,008

                                                               -----------    ---------    ------------    -----------
Balance, April 30, 1999 (unaudited)                            $ 6,525,530    $(398,820)   $ 48,613,851    $ 4,064,621
                                                               ===========    =========    ============    ===========

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                         Notes to Interim Consolidated
                   Financial Statements (Information at April
                    30, 1999 and for the three and six month
              periods ended April 30, 1998 and 1999 is unaudited)

1.   Organization:

Take-Two Interactive Software, Inc. (the "Company") was incorporated in the State of Delaware on September 30, 1993. Take-Two and its wholly owned subsidiaries, GearHead Entertainment ("GearHead"), Mission Studios Corporation ("Mission"), Take-Two Interactive Software Europe Limited ("TTE"), Alternative Reality Technologies ("ART"), Inventory Management Systems, Inc. ("IMSI"), Alliance Inventory Management ("AIM"), Jack of All Games, Inc. ("JAG"), Creative Alliance Group Inc. ("CAG"), Talonsoft, Inc. ("Talonsoft"), DirectSoft Australia Pty. Ltd. ("DirectSoft"), DVDWave.com ("DVDWave"), LDA Distribution Limited ("LDA"), Joytech Europe Limited ("Joytech"), and Funsoft Nordic A.S. ("Funsoft") design, develop, publish, market and distribute interactive software games for use on multimedia personal computer and video game console platforms. The Company's interactive software games are sold primarily in the United States, Europe, Australia, and Asia.


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

In the opinion of management, all adjustments, consisting only of normal recurring entries necessary for a fair presentation have been included. Operating results for the six and three month periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998.

Prepaid Royalties

Prepaid royalties were written down $176,525 and $187,414 for the three months ended April 30, 1998 and 1999, respectively, and $226,525 and $844,112 for the six months ended April 30, 1998 and 1999, respectively, to net realizable value. Amortization of prepaid royalties amounted to $1,777,086 and $1,952,532 for the three months ended April 30, 1998 and 1999, respectively, and $5,363,000 and $3,882,371 for the six months ended April 30, 1998 and 1999, respectively.

Capitalized Software Development Costs (Including Film Production Costs)

Capitalized software costs were written down by $29,491 and $520,068 for the three months ended April 30, 1998 and 1999, respectively, and $302,325 and $688,068 for the six months ended April 30, 1998 and 1999, respectively, to net realizable value. Amortization of capitalized software costs amounted to $1,303,107 and $180,000 for the three months ended April 30, 1998 and 1999, respectively, and $1,820,462 and $230,000 for the six months ended April 30, 1998 and 1999, respectively.

Revenue Recognition

Distribution revenue is derived from the sale of interactive software games bought from third parties and is recognized upon the shipment of product to retailers. Distribution revenue amounted to $20,125,620 and $21,065,176 for the three months ended April 30, 1998 and 1999, respectively, and $54,595,525 and $65,415,815 for the six months ended April 30, 1998 and 1999, respectively. The Company's distribution arrangements with retailers generally do not give them the right to return products to the Company or to cancel firm orders, although the Company does accept product returns for stock balancing, price protection and defective products. The Company sometimes negotiates accommodations to retailers, including price discounts, credits and product returns, when demand for specific products fall below expectations. Historically, less than 1% of distribution revenues represent write-offs for returns.

Publishing revenue is derived from the sale of internally developed interactive software games or from the sale of products licensed from a third party developer and is recognized upon the shipment of product to retailers. Publishing revenue amounted to $19,822,750 and $31,100,156 for the three months ended April 30, 1998 and 1999, respectively, and $36,758,206 and $55,030,170 for the six months ended April 30, 1998 and 1999, respectively. The Company's publishing arrangements with retailers require the Company to accept product returns for stock balancing, markdowns or defective products. The Company establishes a reserve for future returns of published products at the time of product sales, based primarily on these return policies and historical return rates, and the Company recognizes revenues net of product returns. The Company has historically experienced a product return rate of approximately 10% of gross publishing revenues.

Geographic Information

For the three months ended April 30, 1998 and 1999, the Company's net sales in domestic markets accounted for approximately 70.9% and 63.9%, respectively, and net sales in international markets accounted for 29.1% and 36.1%, respectively. For the six months ended April 30, 1998 and 1999, the Company's net sales in domestic markets accounted for approximately 84.5% and 72.3%, respectively, and net sales in international markets accounted for 15.5% and 27.7%, respectively.

As of April 30, 1999, the Company's net fixed assets in domestic and international markets are $1,513,195 and $1,530,728, respectively.


3. Business Acquisitions

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

Separate results of the combining entities for the three and six months ended April 30, 1998 and 1999 are as follows:


                                         Three Months                   Six Months
                                        Ended April 30,               Ended April 30,
                                 ---------------------------   -----------------------------
                                     1998            1999          1998            1999
                                 ------------    -----------   -------------    ------------
Total revenues:

       Take-Two                  $ 22,922,113    $49,874,242   $  44,990,550    $116,536,787
       JAG (1)                     16,349,527                     45,316,116
       Talonsoft                      676,730      2,291,090       1,047,065       3,909,198
                                 ------------    -----------   -------------    ------------
                                 $ 39,948,370    $52,165,332   $  91,353,731    $120,445,985
                                 ============    ===========   =============    ============
Net income-Basic and Diluted
       Take-Two                  $    629,153    $ 1,126,871   $   1,870,142    $  3,512,895
       JAG (1)                        258,515                        790,175
       Talonsoft                     (391,263)       434,301        (342,731)        943,113
                                 ------------    -----------   -------------    ------------
                                 $    496,405    $ 1,561,172   $   2,317,586    $  4,456,008
                                 ============    ===========   =============    ============
Net income per share - Basic     $       0.04    $      0.08   $        0.17    $       0.24
                                 ============    ===========   =============    ============
Net income per share - Diluted   $       0.03    $      0.08   $        0.15    $       0.22
                                 ============    ===========   =============    ============


(1) In February 1999, JAG was merged into AIM and AIM changed its name to JAG. Therefore, for 1999, JAG results are included in the Take-Two line item.

The acquisitions described below have been accounted for as purchase transactions in accordance with APB No. 16 and, accordingly, the results of operations and financial position of the acquired businesses are included in the Company's consolidated financial statements from the date of acquisition. Under purchase accounting, the assets and liabilities of the acquired businesses are required to be adjusted from their historical amount to their estimated fair value. Purchase accounting adjustments have been preliminarily estimated by the Company's management based upon available information and are believed by management to be reasonable. There can be no assurance, however, that the final purchase accounting adjustments that will ultimately be determined by the Company's management will not differ from these estimates.

The measurement dates for the per share price of stock issued for these purchase transactions were accounted for in accordance with the Emerging Issues Task Force 95-19 ("EITF 95-19") "Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination."

Goodwill for the below acquisitions is being amortized over a ten year useful life.

In February 1999, the Company acquired all of the outstanding capital stock of LDA and its subsidiary, Joytech, a company incorporated in the United Kingdom. LDA is engaged in the distribution of video game software in the United Kingdom and France and Joytech is a third-party publisher of computer accessories for first-party console manufacturers. The Company paid (pound)200,000 ($327,577) and issued 377,932 shares of restricted common stock valued at $3,854,906, subject to change under certain circumstances, and incurred direct transaction costs of $135,622. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

Working Capital                    $         863,933
Equipment                                    563,987
Intangibles                                2,997,551
Long-term liability                         (107,366)
                                   -----------------
                                   $       4,318,105

In February 1999, the Company acquired DVDWave.com, an on-line marketer of DVD movie titles over the Internet, for 50,000 shares of the Company's common stock valued at $506,250. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

Working Capital                    $           3,242
Equipment                                      2,425
Intangibles                                  500,583
                                   -----------------
                                   $         506,250

In March 1999, the Company acquired Funsoft, a distributor and budget publisher of interactive entertainment software in Norway, Sweden and Denmark, in exchange for $98,000 in cash and 106,265 shares of common stock valued at $876,686, subject to change under certain circumstances, and incurred direct transaction costs of $71,342. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

Working Capital                    $        (656,192)
Equipment                                     63,668
Intangibles                                1,638,552
                                   -----------------
                                   $       1,046,028


4. Gathering of Developers

In February 1999, the Company purchased a 19.9% class A limited partnership interest in Gathering of Developers I, Ltd. ("Gathering"). Gathering is a developer-driven computer and video game publishing company. The Company's investment in Gathering amounted to $4 million, payable in six equal monthly installments of $667,000, of which $1,332,000 has been paid as of April 30, 1999. The general partner and each class B limited partner of Gathering granted the Company an option to purchase their interests, exercisable on two separate occasions during the six-month periods ending April 30, 2001 and 2002. In consideration of the option grant, the Company issued to the general partner and the class B limited partners 125,000 shares of Common Stock. The Company also granted to the general partner and class B limited partners an option to purchase the Company's class A limited partnership interest, exercisable during the six-month period ending April 30, 2003.


The 125,000 shares of common stock issued are being accounted for as an asset and amortized over the life of the purchaes option.

In May 1998, the Company entered into a distribution agreement ("the Agreement") with Gathering, as amended in February 1999, which granted the company (i) the exclusive right to distribute in the United States and Canada all products designed by Gathering to operate on PC platforms and scheduled to be released by May 31, 2003; (ii) the exclusive right to publish in Europe all products designed by Gathering to operate on PC platforms and scheduled to be released by May 31, 2003; (iii) until recoupment of the advances described below, rights of first and last refusal for the exclusive worldwide publishing rights to any console version of products for which Gathering has publishing rights; and (iv) after recoupment of such advances, the rights of first and last refusal for publishing rights and which Gathering has publishing by or on behalf of Gathering on the PC or other non-console platform.

The agreement obligates the Company to pay Gathering additional recoupable advances of $12,500,000, payable over one year from the date of the agreement, of which $4,806,000 has been paid as of April 30, 1999. The agreement is terminable by the Company with respect to a particular title in the event Gathering fails to deliver a title 60 days after its delivery date specified in the agreement or Gathering otherwise materially breaches the agreement. In any such event, Gathering is obligated to refund any un-recouped portion of the advance attributable to a particular title. In addition, Gathering may terminate the agreement with respect to a particular title in the event we materially breach the agreement and, upon any subsequent two material breaches, may terminate the entire agreement.

5. Line of Credit

In February 1999, JAG entered into a line of credit with NationsBank, N.A. ("NationsBank") which provides for borrowings of up to $35,000,000 through September 30, 1999 and $45,000,000 thereafter. This line replaces the existing credit lines held separately by JAG and AIM. Advances under the line of credit are based on a borrowing formula equal to the lesser of (i) the borrowing limit in effect at the time or (ii) 80% of eligible accounts receivable, plus 50% of eligible inventory. Interest accrues on such advances at NationsBank's prime rate plus 0.5% and is payable monthly. Borrowings under the line of credit are collateralized by all of JAG's accounts, inventory, equipment, general intangibles, securities and other personal property. In addition to certain financial covenants, the loan agreement limits or prohibits JAG from declaring or paying cash dividends, merging or consolidation with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The line of credit expires on February 28, 2001. The outstanding balance and available credit under the revolving line of credit is $31,169,276 and $3,818,976 as of April 30, 1999, respectively.

6. Income Taxes

The provisions for income taxes for the three months ended April 30, 1998 and 1999 are based on the Company's estimated annualized tax rate for the respective years, after giving effect to the utilization of available tax credits and tax planning opportunities.

7. Comprehensive Income

For  the  six  months  ended  April  30,  1998  and  1999,   the  components  of
comprehensive income were:

                                                                            Six Months Ended April 30,
                                                                             1998                1999
                                                                         ---------------    --------------
         Net income                                                          $2,317,586        $4,456,008
         Change in foreign currency translation adjustment                      463,301         (391,387)
                                                                         ---------------    --------------
         Total comprehensive income                                          $2,780,887        $4,064,621
                                                                         ===============    ==============


8. Net Income per Share

The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the three and six months ended April 30, 1998 and 1999.


                                                                                                  Per Share
                                                                         Income        Shares       Amount
                                                                     -------------- ------------- -----------
Three Months Ended April 30, 1998:
        Basic EPS                                                         $496,405    13,669,981        $.04
        Effect of dilutive securities - Stock options and warrants                     2,770,921       (.01)

                                                                     -------------- ------------- -----------
        Diluted EPS                                                       $496,405    16,440,902        $.03

Three Months Ended April 30, 1999:
        Basic EPS                                                       $1,561,172    19,152,376        $.08

        Effect of dilutive securities - Stock options and warrants                     1,598,744           -

                                                                     -------------- ------------- -----------
        Diluted EPS                                                     $1,561,172    20,751,120        $.08

Six Months Ended April 30, 1998:
        Basic EPS                                                       $2,317,586    13,464,180        $.17
        Effect of dilutive securities - Stock options and warrants                     2,192,526       (.02)

                                                                     -------------- ------------- -----------
        Diluted EPS                                                     $2,317,586    15,656,706        $.15

Six Months Ended April 30, 1999:
        Basic EPS                                                       $4,456,008    18,674,517        $.24
        Effect of dilutive securities - Stock options and warrants                     1,457,143       (.02)

                                                                     -------------- ------------- -----------
        Diluted EPS                                                     $4,456,008    20,131,660        $.22


The computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive. The number of such shares were 160,000 and 75,000 for the periods ended April 30, 1998 and 1999, respectively.

9. Subsequent Events

In May 1999, the Company consummated a secondary public offering of 4,005,000 shares of common stock (including 505,000 common shares issued pursuant to an over-allotment option), which included 3,005,000 shares offered by the Company and 1,000,000 shares offered by selling shareholders at a public offering price of $8.00 per share. The proceeds from the offering were $21,865,598, net of discounts and commissions and offering expenses of $2,174,402.

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

The Company's published products are subject to return if not sold to consumers, including for stock balancing, markdowns or defective products. The Company establishes a reserve for future returns of published products at the time of product sales, based primarily on these return policies and historical return rates, and the Company recognize revenues net of product returns. The Company has historically experienced a product return rate of approximately 10% of gross publishing revenues (less than 1% of distribution revenues represent write-offs for returns). If future product returns significantly exceed these reserves, the Company's operating results would be materially adversely affected.

Research and development costs (consisting primarily of salaries and related costs) incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting Standards Board (FASB) Statement No. 86. In accordance with FASB 86, the Company capitalizes software development costs subsequent to establishing technological feasibility (completion of a detailed program design) which is amortized (included in cost of sales) based on the greater of the proportion of current year sales to total estimated sales commencing with the product's release or the straight line method. At April 30, 1999, the Company had capitalized $2,184,609 of software development costs. The Company evaluates the recoverability of capitalized software costs which may be reduced materially in future periods. See Note 2 to Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations:


                                                       Three Months                 Six Months
                                                      Ended April 30,             Ended April 30,
                                                  ------------------------    -----------------------
                                                      1998        1999           1998         1999
                                                  -----------  -----------    ----------    ---------
Net sales                                           100.0%        100.0%        100.0%       100.0%
Cost of sales                                        74.7          69.2          77.3         74.4
Research and development costs                        1.3           1.2           1.1          1.0
Selling and marketing                                 9.5          10.2           8.8          7.9
General and administrative                            8.9          11.8           6.2          8.8
Depreciation and amortization                         1.0           1.1           0.9          0.8
Interest expense                                      2.4           1.5           2.8          1.3
Income taxes                                          0.3           1.9           0.2          2.0
Net income                                            1.2           3.0           2.5          3.7


The following table sets forth the percentages of publishing revenues derived from sales of titles designed to operate on specific platforms during the periods indicated (percentage vary slightly due to rounding):


                         Three Months      Six Months
                        Ended April 30,   Ended April 30,
                        --------------    ---------------
Platform                 1998     1999     1998    1999
--------                -----    -----    -----    -----
PC                       22.6%    35.8%    31.3%    37.3%
Video Game Consoles      77.4%    48.6%    68.7%    44.5%
Nintendo GameBoy           -%      3.4%      -%     11.3%
Accessories (Joytech)      -%     12.2%      -%      6.9%
                        -----    -----    -----    -----
                        100.0%   100.0%   100.0%   100.0%


Results of Three Months Ended April 30, 1998 and 1999

Net sales increased by $12,216,962, or 30.6%, from $39,948,370 for the three months ended April 30, 1998 to $52,165,332 for the three months ended April 30, 1999. The increase in net sales was primarily attributable to the Company's expanded presence in international markets. International revenues increased by $7,203,201 or 61.9%, from $11,642,615 for the three months ended April 30, 1998 to $18,845,816 for the three months ended April 30, 1999 due to strong publishing revenues of the Grand Theft Auto franchise and the recent acquisition of Joytech, a publisher of computer accessories. In addition, revenues from publishing activities in the United States increased by $6,260,842, or 80.4% from $7,782,328 for the three months ended April 30, 1998 to $14,043,170 for the three months ended April 30, 1999 due to sales of Grand Theft Auto Director's Cut and PC releases from Talonsoft and Gathering.

Cost of sales increased by $6,237,576, or 20.9%, from $29,847,441 for the three months ended April 30, 1998 to $36,085,017 for the three months ended April 30, 1999. The increase in absolute dollars is primarily a result of the expanded scope of the Company's operations. Cost of sales as a percentage of net sales decreased to 69.2% for the three months ended April 30, 1999 from 74.7% for the three months ended April 30, 1998 primarily due to the increase in publishing revenues which provide higher margins than distribution operations and the increase in sales of PC software which provide higher margins than sales of cartridges designed for video game consoles. Publishing revenues as a percentage of net sales increased to 59.6% for the three months ended April 30, 1999 from 49.6% for the three months ended April 30, 1998. PC publishing revenues as a percentage of net sales increased to 35.8% for the three months ended April 30, 1999 from 22.6% for the three months ended April 30, 1998.

Research and development costs increased by $113,597, or 21.9%, from $518,408 for the three months ended April 30, 1998 to $632,005 for the three months ended April 30, 1999. This increase is primarily attributable to the Company's increased product development operations. Research and development costs as a percentage of net sales remained relatively constant.

Selling and marketing expenses increased by $1,516,006, or 39.8%, from $3,812,260 for the three months ended April 30, 1998 to $5,328,266 for the three months ended April 30, 1999. Selling and marketing expenses as a percentage of net sales increased to 10.2% for the three months ended April 30, 1999 from 9.5% for the three months ended April 30, 1998. The increase in both absolute dollars and as a percentage of net sales is primarily due to the expansion of the Company's publishing business and the establishment of marketing programs to broaden product distribution and to assist retailers in positioning the Company's products for sale to consumers.

General and administrative expenses increased by $2,631,760, or 74.4%, from $3,536,619 for the three months ended April 30, 1998 to $6,168,379 for the three months ended April 30, 1999. General and administrative expenses as a percentage of net sales increased to 11.8% for the three months ended April 30, 1999 from 8.9% for the three months ended April 30, 1998. This increase in both absolute dollars and as a percentage of net sales is primarily attributable to salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations. In addition, the recent acquisitions of DirectSoft, LDA, Funsoft and DVD and the hiring of additional staff contributed to the increase.

Depreciation and amortization expense increased by $156,749, or 38.9%, from $403,257 for the three months ended April 30, 1998 to $560,006 for the three months ended April 30, 1999. The increase is primarily due to the depreciation of assets and amortization of goodwill that resulted from the Company's acquisitions of LDA, Funsoft, and DVD.

Interest expense decreased by $189,865, or 19.5%, from $972,818 for the three months ended April 30, 1998 to $782,953 for the three months ended April 30, 1999. The decrease resulted primarily from lower interest rates on borrowings.

Income taxes increased by $854,263, from $135,767 for the three months ended April 30, 1998 to $990,030 for the three months ended April 30, 1999. The increase resulted primarily from the full utilization of net operating loss carryforwards in fiscal 1998.

As a result of the foregoing, the Company achieved net income of $1,561,172 for the three months ended April 30, 1999, as compared to net income of $496,405 for the three months ended April 30, 1998.

Results of Six Months Ended April 30, 1998 and 1999

Net sales increased by $29,092,254, or 31.9%, from $91,353,731 for the six months ended April 30, 1998 to $120,445,985 for the six months ended April 30, 1999. The increase in net sales was primarily attributable to the Company's expanded presence in international markets. International revenues increased by $20,337,436 or 155.5%, from $13,078,068 for the three months ended April 30, 1998 to $33,415,504 for the three months ended April 30, 1999 due to strong publishing revenues of the Grand Theft Auto franchise and the acquisition of Joytech, a publisher of computer accessories. In addition, revenues from distribution activities in the United States increased by $10,820,290, or 19.8% from $54,595,525 for the six months ended April 30, 1998 to $65,415,815 for the six months ended April 30, 1999 due primarily to the acquisition of AIM in December 1998.

Cost of sales increased by $18,977,847, or 26.9%, from $70,645,010 for the six months ended April 30, 1998 to $89,622,857 for the six months ended April 30, 1999. The increase in absolute dollars is primarily a result of the expanded scope of the Company's operations. Cost of sales as a percentage of net sales decreased to 74.4% for the six months ended April 30, 1999 from 77.3% for the six months ended April 30, 1998 due to the increase in higher margin international publishing activities.

Research and development costs increased by $218,778, or 21.8%, from $1,005,371 for the six months ended April 30, 1998 to $1,224,149 for the six months ended April 30, 1999. This increase is primarily attributable to the Company's increased product development operations. Research and development costs as a percentage of net sales remained relatively constant.

Selling and marketing expenses increased by $1,446,032, or 18.0%, from $8,043,437 for the six months ended April 30, 1998 to $9,489,469 for the six months ended April 30, 1999. The increase was primarily attributable to the expansion of the Company's publishing business and the establishment of marketing programs to broaden product distribution and to assist retailers in positioning the Company's products for sale to consumers. Selling and marketing expenses as a percentage of net sales decreased to 7.9% for the six months ended April 30, 1999 from 8.8% for the six months ended April 30, 1998.

General and administrative expenses increased by $4,908,012, or 86.5%, from $5,671,865 for the six months ended April 30, 1998 to $10,579,877 for the six months ended April 30, 1999. General and administrative expenses as a percentage of net sales increased to 8.8% for the six months ended April 30, 1999 from 6.2% for the six months ended April 30, 1998. This increase in both absolute dollars and as a percentage of net sales is primarily attributable to salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations. In addition, the recent acquisitions of DirectSoft, LDA, Funsoft and DVD and the hiring of additional staff contributed to the increase.

Depreciation and amortization expense increased by $233,622, or 30.0%, from $779,799 for the six months ended April 30, 1998 to $1,013,421 for the six months ended April 30, 1999. The increase is primarily due to the depreciation of assets and amortization of goodwill that resulted from the Company's acquisitions of LDA, Funsoft, and DVD.

Interest expense decreased by $921,383, or 36.6%, from $2,520,853 for the six months ended April 30, 1998 to $1,599,470 for the six months ended April 30,
1999.  The  decrease  resulted   primarily  from
amortization of discount on borrowings in 1998.

Income taxes increased by $2,258,815, or 1,564.1%, from $144,415 for the six months ended April 30, 1998 to $2,403,230 for the six months ended April 30, 1999. The increase resulted primarily from the full utilization of net operating loss carryforwards in fiscal 1998.

As a result of the foregoing, the Company achieved net income of $4,456,008 for the six months ended April 30, 1999, as compared to net income of $2,317,586 for the six months ended April 30, 1998

Liquidity and Capital Resources

The Company's primary capital requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically financed its operations through advances made by distributors, the issuance of debt and equity securities and bank borrowings. At April 30, 1999, the Company had working capital of $27,590,386 as compared to working capital of $21,797,097 at October 31, 1998.

Net cash used in operating activities for the six months ended April 30, 1999 was $2,743,837 as compared to net cash provided by operating activities of $4,793,576 for the six months ended April 30, 1998. The increase in net cash used in operating activities was primarily attributable to the decrease in accounts payable and payment of prepaid royalties and advances to developers. Net cash used in investing activities for the six months ended April 30, 1999 was $2,289,762 as compared to net cash used in investing activities of $1,702,171 for the six months ended April 30, 1998. The increase in net cash used in investing was primarily attributable to the Company's investment in Gathering. Net cash provided by financing activities for the six months ended April 30, 1999 was $4,331,333 as compared to net cash used in financing activities of $5,264,329 for the six months ended April 30, 1998. The increase in net cash provided by financing activities was primarily attributed to a decrease in repayments on the Company's debt instruments and an increase in net borrowings under the lines of credit. At April 30, 1999, the Company had cash and cash equivalents of $1,447,145.

In February 1999, JAG entered into a line of credit with NationsBank, N.A. ("NationsBank") which provides for borrowings of up to $35,000,000 through September 30, 1999 and $45,000,000 thereafter. This line replaces the existing credit lines held separately by JAG and AIM. Advances under the line of credit are based on a borrowing formula equal to the lesser of (i) the borrowing limit in effect at the time or (ii) 80% of eligible accounts receivable, plus 50% of eligible inventory. Interest accrues on such advances at NationsBank's prime rate plus 0.5% and is payable monthly. Borrowings under the line of credit are collateralized by all of JAG's accounts, inventory, equipment, general intangibles, securities and other personal property. In addition to certain financial covenants, the loan agreement limits or prohibits JAG from declaring or paying cash dividends, merging or consolidation with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The line of credit expires on February 28, 2001. The outstanding balance and available credit under the revolving line of credit is $31,169,276 and $3,818,976 as of April 30, 1999, respectively.

In May 1999, the Company consummated a secondary public offering of 4,005,000 shares of common stock (including 505,000 common shares issued pursuant to an over-allotment option), which included

3,005,000 shares offered by the Company and 1,000,000 shares offered by selling shareholders at a public offering price of $8.00 per share. The proceeds from the offering were $21,865,598, net of discounts and commissions and offering expenses of $2,174,402.

The Company's accounts receivable at April 30, 1999 were $47,381,170, net of allowances of $1,421,757. Delays in collection or uncollectibility of accounts receivable could adversely affect the Company's working capital position. The Company is subject to credit risks, particularly in the event that any of its receivables represent sales to a limited number of retailers or distributors or are concentrated in foreign markets, which could require the Company to increase its allowance for doubtful accounts. The Company has credit insurance for most receivables.

Fluctuations in Operating Results and Seasonality

The Company has experienced and may continue to experience fluctuations in operating results as a result of delays in the introduction of new titles; variations in sales of titles developed for particular platforms; the size and growth rate of the interactive entertainment software market; market acceptance of the Company's titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles;
projected and actual changes in platforms; the timing and success of title introductions by the Company's competitors; product returns; changes in pricing policies by the Company and its competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in shipment.

Sales of the Company's titles are seasonal, with peak shipments typically occurring in the fourth calendar quarter (the Company's fourth and first fiscal quarter) as a result of increased demand for titles during the year-end holiday season.

International Operations

Sales in international markets, primarily in the United Kingdom and other countries in Europe and the Pacific Rim, have accounted for an increasing portion of the Company's revenues. For the six months ended April 30, 1998 and 1999, sales in international markets accounted for approximately 15.5% and 27.7%, respectively, of the Company's revenues. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results. Sales in France and Germany are made in local currencies. The Company does not engage in foreign currency hedging transactions.

Year 2000

The inability of many existing computers to recognize and properly process data as the Year 2000 approaches may cause many computer software applications to fail or reach erroneous results. Computer-controlled systems with time sensitive components that use two digits to define years may experience system failures or disruptions to operations as a result.

The Company has assessed potential issues that may result from the Year 2000 and is in the process of upgrading its accounting and management software, which the Company expects to complete by June 1999. Based on the Companies preliminary assessment, the Company believes its PC products to be Year 2000 compliant. The Company does not contemplate incurring material costs in connection with ensuring Year 2000 readiness.

The Company has contacted principal third-party suppliers and customers to determine their Year 2000 readiness and believes that such suppliers and customers  are in the  process of becoming  Year 2000  compliant.  However,  the
Company's  failure or the  failure of the  Company's  third-party  suppliers  or customers to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain of the Company's business operations. The Company has not yet adopted a Year 2000 contingency plan.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

In February 1999, the Company issued an aggregate of 377,932 shares of common stock (subject to decrease upon the occurrence of certain events) in connection with the acquisition of LDA and Joytech.

In February 1999, the Company issued 50,000 shares of common stock in connection with the acquisition of DVDWave.com.

In February 1999, the Company issued 125,000 shares to the general partner and the Class B limited partners of the Gathering in exchange for the grant by the general partner and the Class B limited partners of Gathering of options to purchase their interests in Gathering.

In March 1999, the Company issued an aggregate of 106,265 shares of common stock (subject to decrease upon the occurrence of certain events) in connection with the acquisition of Funsoft.

In April 1999, the Company issued 2,227 shares of common stock upon the exercise of warrants granted in connection with a 1996 private placement. The warrants had an exercise price of $.01 per share.

In April 1999, the Company issued 50,000 shares of common stock upon the exercise of options granted in connection with the 1994 Stock Option Plan. The options had an exercise price of $.92.

For the three months ended April 1999, the Company issued 150,673 shares of common stock upon the exercise of options granted in connection with the 1997 Stock Option Plan. The options had exercise prices that ranged from $5.00 to $5.75.

For the three months ended April 1999, the Company issued 254,000 non-plan stock options at prices ranging from $7.5625 to $12.5625 per share vesting from 1999 to 2002 and expiring in 2004.

In connection with the above securities issuances, the Company relied on Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended. Each purchaser of securities is an "accredited investor".

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 30, 1999. At the Annual Meeting, Ryan A. Brant, Kelly Sumner, Anthony R. Williams, Oliver R. Grace, Jr., Neil S. Hirsch and Robert Flug were voted as directors by a vote of 14,398,833 common shares for and 1,473,910 against. In addition, the stockholders voted 10,476,475 for and 216,210 against, with 45,450 abstentions, to increase the number of shares of Common Stock available under the Company's 1997 Stock Option Plan from 2,000,000 to 3,500,000.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit
         Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K
         None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Take-Two Interactive Software, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Take-Two Interactive Software, Inc.


By: /s/  Ryan A. Brant                             Dated: June 14, 1999
    ----------------------------
         Ryan A. Brant
         Chief Executive Officer




By: /s/  Larry Muller                              Dated: June 14, 1999
    ----------------------------
         Larry Muller
         Chief Financial Officer