Form 10-Q
period 1999-07-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 1999-09-07
CIK 946581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 1999

OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________to__________


                         Commission File Number 0-29230

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                       51-0350842
(State of incorporation or organization)       (IRS Employer Identification No.)

575 Broadway, New York, NY                     10012
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code    (212) 334-6633

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes _X_      No__

As of September 7, 1999, there were 23,039,657 shares of the registrant's Common Stock outstanding.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                           QUARTER ENDED JULY 31, 1999

                                    FORM 10-Q

                                      INDEX


PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets - As of October 31,
                    1998 (unaudited) and July 31, 1999 (unaudited)             1

               Condensed Consolidated Statements of Operations - For the
                    three months ended July 31, 1998 (unaudited) and 1999 (unaudited) and the nine months ended July 31, 1998
                    (unaudited) and 1999 (unaudited)                           2

               Condensed  Consolidated  Statements  of Cash Flows - For the
                    nine months ended July 31, 1998 (unaudited) and 1999
                    (unaudited)                                                3

               Condensed Consolidated Statements of Shareholders' Equity -
                    For the year ended October 31, 1998 (unaudited) and the
                    nine months ended July 31, 1999 (unaudited)                4

               Notes to Condensed Interim Consolidated Financial Statements    5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities

Item 6.        Exhibits and Reports on Form 8-K

Item 1.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of October 31, 1998 (unaudited) and July 31, 1999 (unaudited)

                                  ASSETS:
                                                                              October 31,        July 31,
                                                                                  1998             1999
                                                                             -------------    -------------
                                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                               $   2,762,837    $   2,918,141
     Accounts receivable, net of allowances of $1,473,017 and $1,475,364        49,138,871       63,261,214
     Inventories, net                                                           26,092,541       33,528,830
     Prepaid royalties                                                           8,064,510       18,039,879
     Advances to developers                                                      4,319,989        1,190,553
     Prepaid expenses and other current assets                                   3,981,942        5,044,381
     Deferred tax asset                                                            941,000               --
                                                                             -------------    -------------
            Total current assets                                                95,301,690      123,982,998

Fixed assets, net                                                                1,979,658        3,728,281
Prepaid royalties                                                                1,388,673          465,000
Capitalized software development costs, net                                      2,260,037        2,100,351
Investment                                                                              --        4,110,973
Intangibles, net                                                                 8,421,777       12,341,172
Other assets, net                                                                   33,259        1,073,684
                                                                             -------------    -------------
            Total assets                                                     $ 109,385,094    $ 147,802,459
                                                                             =============    =============

                   LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
     Lines of credit, current portion                                        $  30,226,899    $  24,922,958
     Notes payable due to related parties, net of discount                         222,955           10,136
     Current portion of capital lease obligation                                    82,373           80,182
     Notes payable, net of discounts                                               137,140               --
     Accounts payable                                                           31,723,864       33,665,640
     Accrued expenses                                                           10,975,362       14,521,852
     Advances to distributors                                                      136,000               --
                                                                             -------------    -------------
            Total current liabilities                                           73,504,593       73,200,768

Line of credit                                                                     123,499               --
Notes payable, net of current portion                                               97,392               --
Capital lease obligation, net of current portion                                    94,042           25,301
                                                                             -------------    -------------
            Total liabilities                                                   73,819,526       73,226,069
                                                                             -------------    -------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, Series A, no par value; 5,000,000 shares authorized;
         no shares issued or outstanding                                                --               --
     Common stock, par value $.01 per share; 50,000,000 shares authorized;
         18,071,972 and 22,874,157 shares issued and outstanding                   180,719          228,742
     Additional paid-in capital                                                 33,546,417       65,743,754
     Deferred compensation                                                        (223,657)         (67,028)
     Retained earnings                                                           2,069,522        9,233,354
     Foreign currency translation adjustment                                        (7,433)        (562,432)
                                                                             -------------    -------------
            Total stockholders' equity                                          35,565,568       74,576,390
                                                                             -------------    -------------
            Total liabilities and stockholders' equity                       $ 109,385,094    $ 147,802,459
                                                                             =============    =============



             The accompanying notes are an integral part of the
                    consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three months ended July 31, 1998 (unaudited) and 1999 (unaudited) and the nine months ended July 31, 1998 (unaudited) and 1999 (unaudited)

                                                                            Three months ended July 31,   Nine months ended July 31,
                                                                            --------------------------   ---------------------------
                                                                               1998           1999           1998          1999
                                                                            -----------    -----------   ------------   ------------
                                                                                   (Unaudited)                   (Unaudited)
Net sales                                                                   $38,426,145    $63,562,470   $129,779,876   $184,008,455
Cost of sales                                                                28,170,283     43,931,101     98,815,293    133,553,958
                                                                            -----------    -----------   ------------   ------------
            Gross profit                                                     10,255,862     19,631,369     30,964,583     50,454,497
                                                                            -----------    -----------   ------------   ------------

Operating expenses:
        Research and development costs                                          546,429        986,845      1,551,800      2,210,994
        Selling and marketing                                                 4,439,687      6,925,874     12,483,124     16,415,343
        General and administrative                                            3,430,843      6,779,560      9,102,708     17,359,437
        Depreciation and amortization                                           438,474        730,146      1,218,273      1,743,567
        Loss on disposal of fixed assets                                             --             --             --         57,504
                                                                            -----------    -----------   ------------   ------------
            Total operating expenses                                          8,855,433     15,422,425     24,355,905     37,786,845

            Income from operations                                            1,400,429      4,208,944      6,608,678     12,667,652

Interest expense                                                                579,743        453,825      3,100,596      2,053,295
                                                                            -----------    -----------   ------------   ------------
            Income before equity in earnings of affiliate and income taxes      820,686      3,755,119      3,508,082     10,614,357

Equity in earnings of affiliate                                                      --        110,973             --        110,973
                                                                            -----------    -----------   ------------   ------------
            Income  before income taxes                                         820,686      3,866,092      3,508,082     10,725,330

Provision for income taxes                                                       23,249      1,158,268        167,664      3,561,498
                                                                            -----------    -----------   ------------   ------------
            Net income before extraordinary item                                797,437      2,707,824      3,340,418      7,163,832
Extraordinary net (gain) loss on early extinguishment of debt                   (62,647)            --        162,748             --
                                                                            -----------    -----------   ------------   ------------
            Net income attributable to common stockholders'
               - Basic and Diluted *                                        $   860,084    $ 2,707,824   $  3,177,670   $  7,163,832
                                                                            ===========    ===========   ============   ============

Per share data:
        Basic:
            Weighted average common shares outstanding                       14,571,898     22,440,547     13,833,419     19,939,990
                                                                            ===========    ===========   ============   ============
            Net income per share                                            $      0.06    $      0.12   $       0.23   $       0.36
                                                                            ===========    ===========   ============   ============
            Supplemental net income attributable to common stockholders after giving effect to S corporation distributions
               of $107,000 and $571,000 for the three and the nine
               months ended July 31, 1998, respectively                     $      0.05    $      0.12   $       0.19   $       0.36
                                                                            ===========    ===========   ============   ============

        Diluted:
            Weighted average common shares outstanding                       17,944,299     23,292,541     16,419,237     21,205,200
                                                                            ===========    ===========   ============   ============
            Net income per share                                            $      0.05    $      0.12   $       0.19   $       0.34
                                                                            ===========    ===========   ============   ============
            Supplemental net income attributable to common stockholders after giving effect to S corporation distributions
               of $107,000 and $571,000 for the three and the
               nine months ended July 31,  1998, respectively               $      0.04    $      0.12   $       0.16   $       0.34
                                                                            ===========    ===========   ============   ============


* Net income includes acquired S corporation net income of $290,070 (unaudited) and $616,245 (unaudited) for the three and nine months ended July 31, 1998, respectively.




             The accompanying notes are an integral part of the
                    consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended July 31, 1998 (unaudited) and  1999 (unaudited)


                                                                                           Nine months ended July 31,
                                                                                          ----------------------------
                                                                                              1998            1999
                                                                                          ------------    ------------
                                                                                                  (unaudited)
Cash flows from operating activities:
     Net income                                                                           $  3,177,671    $  7,163,832
     Adjustment to retained earnings as a result of business combination, see (A) below       (581,089)             --
     Adjustment to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                       1,218,272       1,743,567
         Loss on disposal of fixed asset                                                            --          57,504
         Extraordinary net loss on early extinguishment of debt                                162,748              --
         Equity in earnings of affiliate                                                            --        (110,972)
         Realization of deferred tax asset                                                          --         941,000
         Tax benefit from exercise of stock options                                                 --         753,523
         Provision for allowances                                                            1,834,086         537,087
         Inventory reserve allowances                                                               --         223,827
         Amortization of Gathering purchase option                                                  --         201,316
         Amortization of deferred compensation                                                  79,137         162,255
         Forfeiture of compensatory stock options in connection with AIM acquistion                 --        (146,418)
         Amortization of loan discounts                                                        888,777           2,219
         Amortization of deferred financing costs                                              246,204              --
         Issuance of compensatory stock                                                             --         641,909
         Changes in operating assets and liabilities, net of effects of acquisitions:
            Increase in accounts receivable                                                 (1,786,940)     (8,806,651)
            Increase in inventories, net                                                      (771,753)     (5,358,443)
            Increase in prepaid royalties                                                     (104,834)     (9,051,185)
            (Increase) decrease in advances to developers                                   (5,000,000)      3,129,436
            Decrease (increase) in prepaid expenses and other current assets                 1,581,375        (742,318)
            Decrease in capitalized software development costs                               2,223,473         159,686
            Decrease in other assets, net                                                           --          33,259
            Decrease in accounts payable                                                    (8,925,184)     (4,190,634)
            Increase in accrued expenses                                                     2,412,969       3,175,522
            Decrease in advances-principally distributors                                     (935,770)       (136,000)
            Decrease in due to/from related parties                                           (115,877)             --
                                                                                          ------------    ------------
                        Net cash used in operating activities                               (4,396,735)     (9,616,679)
                                                                                          ------------    ------------

Cash flows from investing activities:
     Purchases of fixed assets                                                                (365,310)     (1,903,971)
     Proceeds from sale of fixed assets                                                             --          34,000
     Cash paid for investment in Gathering of Developers                                            --      (4,000,000)
     Payments made for termination of capital lease                                           (233,145)             --
     Acquisition, net cash (paid) acquired                                                  (1,186,874)          5,182
                                                                                          ------------    ------------
                        Net cash used in investing activities                               (1,785,329)     (5,864,789)
                                                                                          ------------    ------------

Cash flows from financing activities:
     Issuance of stock in connection with the secondary public offering,
         net of issuance costs of $2,187,441                                                        --      21,852,559
     Redemption of Preferred Stocks                                                               (317)             --
     Proceeds from Private Placement, net                                                    5,980,333              --
     Net borrowings (repayment) under the line of credit                                     1,295,088      (7,637,956)
     Proceeds from notes payable                                                               803,800              --
     Repayment on notes payable                                                             (3,855,713)       (449,572)
     Proceeds from exercise of stock options                                                   136,665       2,187,321
     Proceeds from the exercise of public warrants                                                  --         223,926
     Repayment of capital lease obligation                                                     (51,202)        (70,932)
     Distribution to S corporation shareholders                                               (571,000)             --
                                                                                          ------------    ------------
                        Net cash provided by financing activities                            3,737,654      16,105,346
                                                                                          ------------    ------------

Effect of foreign exchange rates                                                               374,492        (468,574)
                                                                                          ------------    ------------
                        Net (decrease) increase in cash for the period                      (2,069,918)        155,304
Cash and cash equivalents, beginning of the period                                           2,372,194       2,762,837
                                                                                          ------------    ------------
Cash and cash equivalents, end of the period                                              $    302,276    $  2,918,141
                                                                                          ============    ============

The Company acquired equipment under a capital lease obligation                           $     68,307    $         --
                                                                                          ============    ============

Supplemental disclosure of non-cash investing and financing activities:
     Tax benefit in connection with the exercise of stock options                         $         --    $    753,523
                                                                                          ============    ============
     Gathering  purchase option                                                           $         --    $  1,275,000
                                                                                          ============    ============

Supplemental information on businesses acquired:
     Fair value of assets acquired
         Cash                                                                             $    313,126    $    343,865
         Accounts receivables, net                                                           2,642,301       5,852,779
         Inventories, net                                                                    6,753,939       2,301,672
         Prepaid expenses and other assets                                                     366,883         320,123
         Property and equipement, net                                                           97,580         629,155
         Goodwill                                                                            2,008,119       4,960,891
     Less, liabilities assumed
         Line of credit                                                                     (3,925,608)     (2,210,517)
         Accounts payable                                                                   (4,779,229)     (6,132,408)
         Accrued expenses                                                                     (108,111)       (370,972)
            Stock issued                                                                    (1,615,706)     (5,119,165)
            Options issued                                                                    (253,294)             --
            Direct transaction costs                                                                --        (236,740)
                                                                                          ------------    ------------
Cash paid                                                                                    1,500,000         338,683
     Less, cash acquired                                                                      (313,126)       (343,865)
                                                                                          ------------    ------------
Net cash paid (acquired)                                                                  $  1,186,874    $     (5,182)
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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the year ended October 31, 1998 (unaudited) and the nine months ended July 31, 1999 (unaudited)


                                                               Class A               Series A Convertible
                                                            Preferred Stock            Preferred Stock            Common Stock
                                                        -----------------------    -----------------------    ----------------------
                                                          Shares       Amount        Shares       Amount        Shares       Amount
                                                        ----------    ---------    ----------    ---------    ----------   ---------
Balance, October 31, 1997                                      317    $     317            --    $      --    13,033,379   $ 130,333

Issuance of common stock and compensatory stock
     options in connection with AIM acquisition                 --           --            --           --       500,000       5,000

Issuance of preferred stock in connection with
     BMG acquisition                                            --           --     1,850,000       18,500            --          --

Conversion of preferred stock to common stock issued
     in connection with BMG acquisition                         --           --    (1,850,000)     (18,500)    1,850,000      18,500

Issuance of common stock in connection with
     Directsoft acquisition                                     --           --            --           --        40,000         400

Redemption of preferred stock                                 (317)        (317)           --           --            --          --

Issuance of common stock in connection with March 1998
     private placement, net of issuance costs                   --           --            --           --       158,333       1,583

Issuance of common stock in connection with May 1998
     private placement, net of issuance costs                   --           --            --           --       770,000       7,700

Cashless exercise of public warrants, 1 share of common
     stock for 2 warrants surrendered                           --           --            --           --       897,183       8,972

Cashless exercise of underwriters' warrants, 1 share of
     common stock for 2 warrants surrendered                    --           --            --           --       160,000       1,600

Conversion of warrants to common stock issued in
     connection with 1996 private placement                     --           --            --           --       378,939       3,789

Exercise of stock options                                       --           --            --           --       252,000       2,520

Issuance of common stock in connection with early
     extinguishment debt                                        --           --            --           --        32,138         322

Issuance of compensatory stock options                          --           --            --           --            --          --

Amortization of deferred compensation                           --           --            --           --            --          --

Distributions to S corporation shareholders
     prior to acquisition                                       --           --            --           --            --          --

Foreign currency translation adjustment                         --           --            --           --            --          --

Net income                                                      --           --            --           --            --          --

Less: net income of JAG and Talonsoft
     for the two months ended December 31, 1997                 --           --            --           --            --          --
                                                        ----------    ---------    ----------    ---------    ----------   ---------

Balance, October 31, 1998                                       --           --            --           --    18,071,972     180,719

Issuance of compensatory stock options                          --           --            --           --       511,923       5,119

Exercise of stock options                                       --           --            --           --       541,905       5,420

Amortization of deferred compensation                           --           --            --           --            --          --

Forfeiture of compensatory stock options in
     connection with AIM acquisition                            --           --            --           --            --          --

Issuance of common stock in connection with LDA and
     Joytech acquisition                                        --           --            --           --       366,297       3,663

Issuance of common stock in connection with
     DVDWave.com acquisition                                    --           --            --           --        50,000         500

Issuance of common stock in connection with
     Funsoft acquisition                                        --           --            --           --       106,265       1,063

Issuance of common stock in connection with the
     investment in Gathering                                    --           --            --           --       125,000       1,250

Conversion of warrants to common stocks issued in
     connection with IPO                                        --           --            --           --        40,795         408

Issuance of common stock in connection with a
     public offering, net of issuance costs                     --           --            --           --     3,005,000      30,050

Issuance of common stock in lieu of royalty payments                                                              55,000         550

Tax benefit in connection with the exercise
     of stock options                                           --           --            --           --            --          --

Foreign currency translation adjustment                         --           --            --           --            --          --

Net income                                                      --           --            --           --            --          --
                                                        ----------    ---------    ----------    ---------    ----------   ---------

Balance, July 31, 1999 (unaudited)                              --    $      --            --    $      --    22,874,157   $ 228,742
                                                        ==========    =========    ==========    =========    ==========   =========

                                                                                                           Accumulated
                                                                                            Retained         Other
                                                           Additional       Deferred        Earnings      Comprehensive
                                                         Paid-in Capital  Compensation      (Deficit)        Income
                                                          ------------    ------------    ------------    ------------
Balance, October 31, 1997                                 $ 15,551,501    $    (17,250)   $ (3,599,483)   $   (130,706)

Issuance of common stock and compensatory stock
     options in connection with AIM acquisition              1,864,000        (253,294)             --              --

Issuance of preferred stock in connection with
     BMG acquisition                                         9,520,563              --              --              --

Conversion of preferred stock to common stock issued
     in connection with BMG acquisition                             --              --              --              --

Issuance of common stock in connection with
     Directsoft acquisition                                    256,100              --              --              --

Redemption of preferred stock                                       --              --              --              --

Issuance of common stock in connection with March 1998
     private placement, net of issuance costs                  896,750              --              --              --

Issuance of common stock in connection with May 1998
     private placement, net of issuance costs                5,049,300              --              --              --

Cashless exercise of public warrants, 1 share of common
     stock for 2 warrants surrendered                           (8,972)             --              --              --

Cashless exercise of underwriters' warrants, 1 share of
     common stock for 2 warrants surrendered                    (1,600)             --              --              --

Conversion of warrants to common stock issued in
     connection with 1996 private placement                         --              --              --              --

Exercise of stock options                                      156,743              --              --              --

Issuance of common stock in connection with early
     extinguishment debt                                       187,032              --              --              --

Issuance of compensatory stock options                          75,000         (75,000)             --              --

Amortization of deferred compensation                               --         121,887              --              --

Distributions to S corporation shareholders
     prior to acquisition                                           --              --        (931,000)             --

Foreign currency translation adjustment                             --              --              --         123,273

Net income                                                          --              --       7,181,094              --

Less: net income of JAG and Talonsoft
     for the two months ended December 31, 1997                     --              --        (581,089)             --
                                                          ------------    ------------    ------------    ------------

Balance, October 31, 1998                                   33,546,417        (223,657)      2,069,522          (7,433)

Issuance of compensatory stock options                         642,415          (5,625)             --              --

Exercise of stock options                                    2,181,938              --              --              --

Amortization of deferred compensation                               --         162,254              --              --

Forfeiture of compensatory stock options in
     connection with AIM acquisition                          (146,418)             --              --              --

Issuance of common stock in connection with LDA and
     Joytech acquisition                                     3,732,566              --              --              --

Issuance of common stock in connection with
     DVDWave.com acquisition                                   505,750              --              --              --

Issuance of common stock in connection with
     Funsoft acquisition                                       875,623              --              --              --

Issuance of common stock in connection with the
     investment in Gathering                                 1,273,750              --              --              --

Conversion of warrants to common stocks issued in
     connection with IPO                                       223,481              --              --              --

Issuance of common stock in connection with a
     public offering, net of issuance costs                 21,822,509              --              --              --

Issuance of common stock in lieu of royalty payments           332,200

Tax benefit in connection with the exercise
     of stock options                                          753,523              --              --              --

Foreign currency translation adjustment                             --              --              --        (554,999)

Net income                                                          --              --       7,163,832              --
                                                          ------------    ------------    ------------    ------------

Balance, July 31, 1999 (unaudited)                        $ 65,743,754    $    (67,028)   $  9,233,354    $   (562,432)
                                                          ============    ============    ============    ============

                                                                           Comprehensive
                                                                              Income
                                                              Total           (Loss)
                                                          ------------    ------------
Balance, October 31, 1997                                 $ 11,934,712    $ (2,899,097)

Issuance of common stock and compensatory stock
     options in connection with AIM acquisition              1,615,706              --

Issuance of preferred stock in connection with
     BMG acquisition                                         9,539,063              --

Conversion of preferred stock to common stock issued
     in connection with BMG acquisition                             --              --

Issuance of common stock in connection with
     Directsoft acquisition                                    256,500              --

Redemption of preferred stock                                     (317)             --

Issuance of common stock in connection with March 1998
     private placement, net of issuance costs                  898,333              --

Issuance of common stock in connection with May 1998
     private placement, net of issuance costs                5,057,000              --

Cashless exercise of public warrants, 1 share of common
     stock for 2 warrants surrendered                               --              --

Cashless exercise of underwriters' warrants, 1 share of
     common stock for 2 warrants surrendered                        --              --

Conversion of warrants to common stock issued in
     connection with 1996 private placement                      3,789              --

Exercise of stock options                                      159,263              --

Issuance of common stock in connection with early
     extinguishment debt                                       187,354              --

Issuance of compensatory stock options                              --              --

Amortization of deferred compensation                          121,887              --

Distributions to S corporation shareholders
     prior to acquisition                                     (931,000)             --

Foreign currency translation adjustment                        123,273         123,273

Net income                                                   7,181,094       7,181,094

Less: net income of JAG and Talonsoft
     for the two months ended December 31, 1997               (581,089)             --
                                                          ------------    ------------

Balance, October 31, 1998                                   35,565,568       7,304,367

Issuance of compensatory stock options                         641,909              --

Exercise of stock options                                    2,187,358              --

Amortization of deferred compensation                          162,254              --

Forfeiture of compensatory stock options in
     connection with AIM acquisition                          (146,418)             --

Issuance of common stock in connection with LDA and
     Joytech acquisition                                     3,736,229              --

Issuance of common stock in connection with
     DVDWave.com acquisition                                   506,250              --

Issuance of common stock in connection with
     Funsoft acquisition                                       876,686              --

Issuance of common stock in connection with the
     investment in Gathering                                 1,275,000              --

Conversion of warrants to common stocks issued in
     connection with IPO                                       223,889              --

Issuance of common stock in connection with a
     public offering, net of issuance costs                 21,852,559              --

Issuance of common stock in lieu of royalty payments           332,750

Tax benefit in connection with the exercise
     of stock options                                          753,523              --

Foreign currency translation adjustment                       (554,999)       (554,999)

Net income                                                   7,163,832       7,163,832
                                                          ------------    ------------

Balance, July 31, 1999 (unaudited)                        $ 74,576,390    $  6,608,833
                                                          ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
          Notes to Condensed Interim Consolidated Financial Statements (Information at July 31, 1999 and for the three and nine month periods ended July 31, 1998 and 1999 is unaudited)

1.   Business:

Take-Two Interactive Software, Inc. (the "Company") is a leading worldwide developer, publisher and distributor of interactive software games designed for multimedia personal computers and video game console platforms.


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

In the opinion of management, all adjustments (consisting only of normal recurring entries necessary for a fair presentation) have been included. Operating results for the three and nine month periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998.

Revenue Recognition

Distribution revenue is derived from the sale of interactive software games bought from third parties and is recognized upon the shipment of product to retailers. Distribution revenue amounted to $15,803,076 and $20,946,961 for the three months ended July 31, 1998 and 1999, respectively, and $70,398,601 and $86,362,777 for the nine months ended July 31, 1998 and 1999, respectively. The Company's distribution arrangements with retailers generally do not give them the right to return products to the Company or to cancel firm orders, although the Company does accept product returns for stock balancing, price protection and defective products. The Company sometimes negotiates accommodations to retailers, including price discounts, credits and product returns, when demand for specific products fall below expectations. Historically, less than 1% of distribution revenues represent write-offs for returns.

Publishing revenue is derived from the sale of internally developed interactive software games or from the sale of products licensed from a third party developer and is recognized upon the shipment of product to retailers. Publishing revenue amounted to $22,623,069 and $42,615,509 for the three months ended July 31, 1998 and 1999, respectively, and $59,381,275 and $97,645,678 for the nine months ended July 31, 1998 and 1999, respectively. The Company's publishing arrangements with retailers require the Company to accept product returns for stock balancing, markdowns or defective products. The Company establishes a reserve for future returns of published products at the time of product sales, based primarily on these return policies and historical return rates, and the Company recognizes revenues net of product returns.

The Company has historically experienced a product return rate of approximately 10% of gross publishing revenues.

Geographic Information

For the three months ended July 31, 1998 and 1999, the Company's net sales in domestic markets accounted for approximately 73.9% and 66.1%, respectively, and net sales in international markets accounted for 26.1% and 33.9%, respectively. For the nine months ended July 31, 1998 and 1999, the Company's net sales in domestic markets accounted for approximately 82.2% and 70.1%, respectively, and net sales in international markets accounted for 17.8% and 29.9%, respectively.

As  of  July  31,  1999,   the  Company's  net  fixed  assets  in  domestic  and
international markets are $1,937,868 and $1,790,413, respectively.


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

Separate results of the combining entities for the three and nine months ended July 31, 1998 and 1999 are as follows:

                                         Three Months                     Nine Months
                                        Ended July 31,                   Ended July 31,
                                 -----------------------------   ------------------------------
                                      1998            1999            1998             1999
                                 -------------   -------------   -------------    -------------
Total revenues:
       Take-Two                  $  21,906,481   $  60,449,600   $  66,897,031    $ 178,050,733
       JAG (1)                      15,637,907                      60,954,023
       Talonsoft                       881,757       3,112,870       1,928,822        5,957,722
                                 -------------   -------------   -------------    -------------
                                 $  38,426,145   $  63,562,470   $ 129,779,876    $ 184,008,455
                                 =============   =============   =============    =============
Net income-Basic and Diluted
       Take-Two                  $     227,901   $   2,061,909   $   2,098,043    $   6,235,025
       JAG (1)                         397,070                       1,187,245
       Talonsoft                       235,113         645,915        (107,618)         928,807
                                 -------------   -------------   -------------    -------------
                                 $     860,084   $   2,707,824   $   3,177,670    $   7,163,832
                                 =============   =============   =============    =============
Net income per share - Basic     $        0.06   $        0.12   $        0.23    $        0.36
                                 =============   =============   =============    =============

Net income per share - Diluted   $        0.05   $        0.12   $        0.19    $        0.34
                                 =============   =============   =============    =============

(1) In February 1999, JAG was merged into Alliance Inventory Management ("AIM") and AIM changed its name to JAG. Therefore, for 1999, JAG results are included in the Take-Two line item.


4.   Gathering of Developers

In February 1999, the Company purchased 19.9% of Class A limited partnership interests of Gathering of Developers I, Ltd. ("Gathering") for $4 million. Gathering is a developer-driven computer and video game publishing company. The investment has been accounted for by the equity method in accordance with APB No. 18. The difference between the carrying value of the investment and the underlying equity in the net assets amounted to $4,376,529, which was recorded as an intangible asset. This intangible asset is being amortized under the straight-line method over the period of expected benefit of seven years.


5.   Secondary Public Offering

In May 1999, the Company consummated a secondary public offering of 4,005,000 shares of common stock (including 505,000 common shares issued pursuant to an over-allotment option), which included 3,005,000 shares offered by the Company and 1,000,000 shares offered by selling shareholders. The proceeds from the offering were $21,852,559, net of discounts and commissions and offering expenses of $2,187,441.


6.   Income Taxes

The provisions for income taxes for the three months ended July 31, 1998 and 1999 are based on the Company's estimated annualized tax rate for the respective years, after giving effect to the utilization of available tax credits.

7.   Comprehensive Income

For  the  nine  months  ended  July  31,  1998  and  1999,   the  components  of
comprehensive income were:


                                                    Nine Months Ended July 31,
                                                        1998          1999
                                                    -----------   -----------
Net income                                          $ 3,177,670   $ 7,163,832
Change in foreign currency translation adjustment       557,038      (554,999)
                                                    -----------   -----------

Total comprehensive income                          $ 3,734,708   $ 6,608,833
                                                    ===========   ===========




8.   Net Income per Share

The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the three and nine months ended July 31, 1998 and 1999.

                                                                                                   Per Share
                                                                       Income        Shares         Amount
                                                                     -----------   -----------    -----------
Three Months Ended July 31, 1998:
        Basic EPS                                                    $   860,084    14,571,898    $       .06
        Effect of dilutive securities - Stock options and warrants                   3,372,401           (.01)
                                                                     -----------   -----------    -----------
        Diluted EPS                                                  $   860,084    17,944,299    $       .05

Three Months Ended July 31, 1999:
        Basic EPS                                                    $ 2,707,824    22,440,547    $       .12
        Effect of dilutive securities - Stock options and warrants                     851,994             --
                                                                     -----------   -----------    -----------
        Diluted EPS                                                  $ 2,707,824    23,292,541    $       .12

Nine Months Ended July 31, 1998:
        Basic EPS                                                    $ 3,177,670    13,833,419    $       .23
        Effect of dilutive securities - Stock options and warrants                   2,585,818           (.04)
                                                                     -----------   -----------    -----------
        Diluted EPS                                                  $ 3,177,670    16,419,237    $       .19


Nine Months Ended July 31, 1999:
        Basic EPS                                                    $ 7,163,832    19,939,990    $       .36
        Effect of dilutive securities - Stock options and warrants                   1,265,210           (.02)
                                                                     -----------   -----------    -----------
        Diluted EPS                                                  $ 7,163,832    21,205,200    $       .34


The computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive. The number of such shares were 320,000 and 215,000 for the periods ended July 31, 1998 and 1999, respectively.


9.   Subsequent Events

In August 1999, the Company purchased a 19.9% equity interest in Bungie Software Products Corporation ("Bungie") for $5,000,000. Bungie is a developer of computer games. The Company also entered into an agreement with Bungie, which granted the Company the exclusive right to distribute in North America and publish in Europe and Australia four Bungie titles. The Company agreed to pay Bungie $6,000,000 in recoupable advances in connection with this agreement.

In August 1999, the Company acquired all the outstanding stock of Triad Distributors, Inc. ("Triad") and Global Star Software ("Global"). Triad and Global are a distributor and publisher, respectively, of interactive PC software in Canada. The total cost of the acquisition was $2,000,000, consisting of a cash payment of $700,000, and the issuance of 162,500 restricted shares of common stock. The purchase price is subject to downward adjustment under certain circumstances.

In August 1999, JAG amended its line of credit agreement with NationsBank, N.A. to provide for borrowings of up to $50,000,000 through April 30, 2000 and $45,000,000 thereafter.

In August 1999, Take-Two Interactive Software Europe Limited amended its line of credit agreement with Barclays Bank to provide for borrowings of up to approximately (pound)10,600,000 ($17,170,516).

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements contained herein which are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, risks associated with our future growth and operating results, our ability to successfully integrate the businesses and personnel of newly acquired entities into our operations, changes in consumer preferences and demographics, technological change, product and platform obsolescence, product returns, competitive factors, unfavorable general economic conditions, Year 2000 compliance and other factors described herein and in our most recent Registration Statement on Form S-3 filed with the Securities and Exchange Commission. Actual results may vary significantly from such forward looking statements.

Overview

We derive our principal sources of revenues from publishing and distribution activities. Publishing revenues are derived from the sale of internally developed software products or products licensed from third parties. Distribution revenues are derived from the sale of third-party software and hardware products. Publishing activities generally generate higher margins than distribution activities, with sales of PC software resulting in higher margins than sales of cartridges designed for video game consoles. We recognize revenues from software sales when products are shipped.

Our published products are subject to return if not sold to consumers, including for stock balancing, markdowns or defective products. We establish a reserve for future returns of published products at the time of product sales based primarily on these return policies and historical return rates. We recognize revenues net of product returns. We have historically experienced a product return rate of approximately 10% of gross publishing revenues. Less than 1% of our distribution revenues represent write-offs for returns. If future product returns significantly exceed our reserves, our operating results could be adversely affected.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations:

                                                            Three Months                         Nine Months
                                                           Ended July 31,                       Ended July 31,
                                                  ---------------------------------    ---------------------------------
                                                      1998                1999             1998                1999
                                                  -------------       -------------    -------------       -------------
Net sales                                             100.0%              100.0%           100.0%              100.0%
Cost of sales                                          73.3                69.1             76.1                72.6
Research and development costs                          1.4                 1.6              1.2                 1.2
Selling and marketing                                  11.6                10.9              9.6                 8.9
General and administrative                              8.9                10.7              7.0                 9.4
Depreciation and amortization                           1.1                 1.1              0.9                 0.9
Interest expense                                        1.5                 0.7              2.4                 1.1
Income taxes                                            0.1                 1.8              0.1                 1.9
Net income                                              2.2                 4.3              2.4                 3.9

The following table sets forth the approximate percentages of publishing revenues derived from sales of titles designed to operate on specific platforms during the periods indicated:

                                                            Three Months                         Nine Months
                                                           Ended July 31,                       Ended July 31,
                                                  ---------------------------------    ---------------------------------
Platform                                              1998                1999             1998                1999
--------                                          -------------       -------------    -------------       -------------
 PC                                                      13.5%               42.7%            24.5%               39.6%
 Video Game Consoles                                     86.5%               52.4%            75.5%               54.4%
 Accessories (Joytech)                                     --%                4.9%              --%                 6.0%
                                                  -------------       -------------    -------------       -------------
                                                        100.0%              100.0%           100.0%              100.0%


Results of Three Months Ended July 31, 1998 and 1999

Net Sales. Net sales increased by $25,136,325, or 65.4%, from $38,426,145 for the three months ended July 31, 1998 to $63,562,470 for the three months ended July 31, 1999. The increase in net sales was primarily due to our expanded publishing activities. Net sales attributable to publishing activities increased by $19,992,440, or 88.4%, from $22,623,069 to $42,615,509 for these periods, with publishing revenues, as a percentage of net sales, increasing to 67.0% from 58.9%. The increase reflects shipments in the quarter of Monster Truck Madness 64, In-Fisherman's Bass Hunter 64, Hidden & Dangerous and Jagged Alliance 2.

Cost of Sales. Cost of sales increased by $15,760,818, or 56.0%, from $28,170,283 for the three months ended July 31, 1998 to $43,931,101 for the three months ended July 31, 1999. This increase is primarily a result of our expanded operations. Cost of sales as a percentage of net sales decreased to 69.1% from 73.3% for these periods. The decrease in cost of sales as a percentage of sales was due to an increase in publishing revenues, which provide higher margins than distribution revenues, and an increase in sales of PC software, which provide higher margins than sales of video game cartridges. Publishing revenues attributable to PC software as a percentage of net sales increased to 42.7% from 13.5% for these periods.

Research and Development. Research and development costs increased by $440,416, or 80.6%, from $546,429 for the three months ended July 31,1998 to $986,845 for the three months ended July 31, 1999. This increase is primarily attributable to increased staffing at our development studios. Research and development costs as a percentage of net sales remained relatively constant from period to period.

Selling and Marketing. Selling and marketing expenses increased by $2,486,187, or 56.0%, from $4,439,687 for the three months ended July 31, 1998 to $6,925,874 for the three months ended July 31, 1999. The increase was primarily attributable to increased staffing, advertising, sales commissions and trade show expenses in connection with our expanded publishing business. Selling and marketing expenses as a percentage of net sales decreased to 10.9% from 11.6% for these periods.

General and Administrative. General and administrative expenses increased by $3,348,717, or 97.6%, from $3,430,843 for the three months ended July 31, 1998 to $6,779,560 for the three months ended July 31, 1999. General and administrative expenses as a percentage of net sales increased to 10.7% from 8.9% for these periods. This increase in general and administrative expenses in both absolute dollars and as a percentage of net sales is primarily attributable to the hiring of additional staff, and rent, insurance premiums, and professional fees associated with our expanded operations.

Depreciation and Amortization. Depreciation and amortization expense increased by $291,672, or 66.5%, from $438,474 for the three months ended July 31, 1998 to $730,146 for the three months ended July 31, 1999. The increase is primarily due to the depreciation of assets and amortization of goodwill that resulted from recent acquisitions. Depreciation and amortization expense as a percentage of net sales remained constant from period to period.

Interest Expense. Interest expense decreased by $125,918, or 21.7%, from $579,743 for the three months ended July 31, 1998 to $453,825 for the three months ended July 31, 1999. The decrease resulted primarily from lower interest rates on borrowings.

Income Taxes. Income taxes increased by $1,135,019, from $23,249 for the three months ended July 31, 1998 to $1,158,268 for the three months ended July 31, 1999. The increase resulted from higher profitability for the three months ended July 31, 1999 and the full utilization of net operating loss carryforwards in fiscal 1998.

As a result of the foregoing, we achieved net income of $2,707,824 for the three months ended July 31, 1999, as compared to net income of $860,084 for the three months ended July 31, 1998.

Results of Nine Months Ended July 31, 1998 and 1999

Net Sales. Net sales increased by $54,228,579, or 41.8%, from $129,779,876 for the nine months ended July 31, 1998 to $184,008,455 for the nine months ended July 31, 1999. The increase in net sales was primarily attributable to our expanded domestic and international publishing activities. Net sales from publishing activities increased by $38,264,403, or 64.4%, from $59,381,275 to $97,645,678 for these periods. This increase reflects shipments of the Grand Theft Auto franchise, In-Fisherman's Bass Hunter 64, Monster Truck Madness 64, Hidden and Dangerous, Fly!, and Railroad Tycoon II. Publishing revenues as a percentage of net sales increased to 53.1% for the nine months ended July 31, 1999 from 45.8% for the nine months ended July 31, 1998.

Cost of Sales. Cost of sales increased by $34,738,665, or 35.2%, from $98,815,293 for the nine months ended July 31, 1998 to $133,553,958 for the nine months ended July 31, 1999. This increase is primarily a result of our expanded operations. Cost of sales as a percentage of net sales decreased to 72.6% from 76.1% for these periods primarily due to the increase in higher margin publishing revenues. Publishing revenues attributable to PC software as a percentage of net sales increased to 39.6% from 24.5% for these periods.

Research and Development. Research and development costs increased by $659,194, or 42.5%, from $1,551,800 for the nine months ended July 31, 1998 to $2,210,994 for the nine months ended July 31, 1999. This increase was primarily attributable to increased staffing at our development studios. Research and development costs as a percentage of net sales remained relatively constant from period to period.

Selling and Marketing. Selling and marketing expenses increased by $3,932,219, or 31.5%, from $12,483,124 for the nine months ended July 31, 1998 to $16,415,343 for the nine months ended July 31, 1999. The increase was primarily attributable to the expansion of our publishing business and the establishment of marketing programs to broaden product distribution and to assist retailers in positioning our products for sale to consumers. Selling and marketing expenses as a percentage of net sales decreased to 8.9% from 9.6% for these periods.

General and Administrative. General and administrative expenses increased by $8,256,729, or 90.7%, from $9,102,708 for the nine months ended July 31, 1998 to
$17,359,437 for the nine months ended July 31, 1999. General and administrative expenses as a percentage of net sales increased to 9.4% from 7.0% for these periods. The increases are primarily attributable to the hiring of additional staff, and rent, insurance premiums, and professional fees associated with our expanded operations.

Depreciation and Amortization. Depreciation and amortization expense increased by $525,294, or 43.1%, from $1,218,273 for the nine months ended July 31, 1998 to $1,743,567 for the nine months ended July 31, 1999. The increase is primarily due to the depreciation of assets and amortization of goodwill that resulted from recent acquisitions. Depreciation and amortization expense as a percentage of net sales remained constant from period to period.

Interest Expense. Interest expense decreased by $1,047,301, or 33.8%, from $3,100,596 for the nine months ended July 31, 1998 to $2,053,295 for the nine months ended July 31, 1999. The decrease resulted primarily from amortization of discount on borrowings in 1998.

Income Taxes. Income taxes increased by $3,393,834, or 2,024.2%, from $167,664 for the nine months ended July 31, 1998 to $3,561,498 for the nine months ended July 31, 1999. The increase resulted from higher profitability for the nine months ended July 31, 1999 and the full utilization of net operating loss carryforwards in fiscal 1998.

As a result of the foregoing, we achieved net income of $7,163,832 for the nine months ended July 31, 1999, as compared to net income of $3,177,670 for the nine months ended July 31, 1998

Liquidity and Capital Resources

Our primary capital requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of software products. We have historically financed our operations primarily through the issuance of debt and equity securities and bank borrowings. At July 31, 1999, we had working capital of $50,782,230 as compared to working capital of $21,797,097 at October 31, 1998.

Net cash used in operating activities for the nine months ended July 31, 1999 was $9,616,679 as compared to $4,396,735 for the nine months ended July 31, 1998. The increase was primarily attributable to an increase in accounts receivable and inventories. Net cash used in investing activities for the nine months ended July 31, 1999 was $5,864,789 as compared to net cash used in investing activities of $1,785,329 for the nine months ended July 31, 1998. The increase in net cash used in investing activities was primarily attributable to our investment in Gathering. Net cash provided by financing activities for the nine months ended July 31, 1999 was $16,105,346 as compared to $3,737,654 for the nine months ended July 31,

1998. The increase was primarily attributable to the receipt of the proceeds of the secondary public offering. At July 31, 1999, we had cash and cash equivalents of $2,918,141.

In May 1999, we consummated a secondary public offering of 4,005,000 shares of common stock, including 505,000 common shares issued pursuant to an over-allotment option, which included 3,005,000 shares offered by us and 1,000,000 shares offered by selling shareholders. The proceeds from the offering were $21,852,559, net of discounts and commissions and offering expenses of $2,187,441.

In August 1999, JAG amended its line of credit agreement with NationsBank, N.A. ("NationsBank") to provide for borrowings of up to $50,000,000 through April 30, 2000 and $45,000,000 thereafter. Advances under the line of credit are based on a borrowing formula equal to the lesser of (i) the borrowing limit in effect at the time or (ii) 80% of eligible accounts receivable, plus 50% of eligible inventory. Interest accrues on such advances at NationsBank's prime rate plus 0.5% and is payable monthly. Borrowings under the line of credit are collateralized by all of JAG's accounts, inventory, equipment, general intangibles, securities and other personal property. In addition to certain financial covenants, the loan agreement limits or prohibits JAG from declaring or paying cash dividends, merging or consolidation with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The line of credit expires on February 28, 2001.

In August 1999, Take-Two Interactive Software Europe Limited amended its line of credit agreement with Barclays Bank to provide for borrowings of up to approximately (pound)10,600,000 ($17,170,516). Advances under the line of credit bear interest at the rate of 1.4% over Barclay's base rate per annum, payable quarterly. Borrowings are collateralized by receivables of all European subsidiaries, which must be at least 200% of the amount outstanding under the line of credit, and are guaranteed by us. The line of credit is cancellable and repayable upon demand and is subject to review prior to December 31, 1999.

Our accounts receivable at July 31, 1999 were $63,261,214, net of allowances of $1,475,364. Approximately $6,767,644, or 10.7%, of our net accounts receivable were due from Walmart. These receivables are covered by insurance and generally have bee collected in the ordinary course of business. Delays in collection or uncollectibility of accounts receivable could adversely affect our working capital position. We are subject to credit risks, particularly in the event that any of our receivables represent sales to a limited number of retailers or are concentrated in foreign markets.

As of the date of this report, we have no material commitments for capital expenditures.

Fluctuations in Operating Results and Seasonality

We have experienced and may continue to experience fluctuations in operating results as a result of delays in the introduction of new titles; variations in sales of titles developed for particular platforms; the size and growth rate of the interactive entertainment software market; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in shipment.

Sales of our titles are seasonal, with peak shipments typically occurring in the fourth calendar quarter (our fourth and first fiscal quarter) as a result of increased demand for titles during the year-end holiday season.

International Operations

Sales in international markets, primarily in the United Kingdom and other countries in Europe and the Pacific Rim, have accounted for an increasing portion of our revenues. For the nine months ended July 31, 1998 and 1999, sales in international markets accounted for approximately 17.8% and 29.9%, respectively, of our revenues. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. Sales in France and Germany are made in local currencies.

Year 2000

The inability of many existing computers to recognize and properly process data as the Year 2000 approaches may cause many computer software applications to fail or reach erroneous results. We have assessed potential issues that may result from the Year 2000 and have recently upgraded our accounting and management software for purposes of becoming Year 2000 compliant. We are in the process of testing this upgraded software.

We have contacted principal third-party suppliers and customers to determine their Year 2000 readiness and believe that such suppliers and customers are in the process of becoming Year 2000 compliant. However, any failure by us, our third-party suppliers or customers to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain of our business operations. We have not yet adopted a Year 2000 contingency plan.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

In May 1999, we issued 55,000 shares of common stock in lieu of royalties payable to an employee.

In May 1999, we issued 3,703 shares of common stock upon the exercise of warrants issued in connection with a private placement. The warrants had an exercise price of $.01 per share.

In May and June 1999, 533,000 options from the 1997 Stock Option Plan and 226,500 non-plan options were granted to our employees at exercise prices ranging from $7.50 to $8.00.

In connection with the above securities issuances, the Company relied on Section 4(2) under the Securities Act of 1933, as amended.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit
         Exhibit 27 - Financial Data Schedule (SEC use only)

         (b)  Reports on Form 8-K
         None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Take-Two Interactive Software, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Take-Two Interactive Software, Inc.


By: /s/ Ryan A. Brant                                Dated: September 7, 1999
    -------------------
         Ryan A. Brant
         Chief Executive Officer




By: /s/ Larry Muller                                 Dated: September 7, 1999
    ------------------
         Larry Muller
         Chief Financial Officer