Form 10-K
period 1999-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2000-01-27
CIK 946581

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1999

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                     0-29230
                              (Commission File No.)

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
               (Exact name of Issuer as specified in its charter)

              Delaware                                         51-0350842
    (State or other jurisdiction                            (I.R.S. Employer
         of incorporation)                                 Identification No.)

                     575 Broadway, New York, New York 10012
           (Address of principal executive offices including zip code)

         Issuer's telephone number, including area code: (212) 334-6633

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The Issuer's revenues for the fiscal year ended October 31, 1999 were $305,931,858.

The aggregate market value of the Issuer's common stock held by non-affiliates as of January 10, 2000 was approximately $322,052,000. As of January 10, 2000, there were 23,421,962 shares of the Issuer's common stock outstanding.

                      Documents Incorporated by Reference:

                   Proxy Statement Relating to Annual Meeting
                          (incorporated into Part III)

================================================================================

                                     PART I

Item 1. Business.

General

     We are a leading worldwide developer, publisher and distributor of interactive software games. Our software operates on multimedia personal computers and video game console platforms manufactured by Sony, Nintendo and Sega. We are one of the largest distributors of interactive software games in the United States and one of the top ten publishers of interactive software games in Europe.

     Software is developed by our internal development studios, by developers in which we have an ownership interest and by third-party developers on our behalf. Our relationships with developers include Gathering of Developers and Bungie Software. We have several titles under development for next generation platforms, such as the PlayStation 2 and Dreamcast.

     We publish our software under the Rockstar Games, Talonsoft, Gathering of Developers, Mission Studios and Take-Two labels. We have released popular titles in a variety of genres, including Grand Theft Auto, GTA2, Railroad Tycoon II, Monster Truck Madness and Thrasher: Skate & Destroy, and intend to release new titles, including Oni and Halo and titles based on the highly successful Duke Nukem franchise and Austin Powers movies.

     Jack of All Games, our subsidiary, distributes our software as well as third-party software to more than 20,000 retail outlets in the United States. Our customers include WalMart, Toys R Us, Electronics Boutique, Babbage's, Best Buy and Ames Department Stores, as well as leading national and regional drug store, supermarket and discount store chains and specialty retailers.

     We also have publishing and distribution operations in the United Kingdom, France, Germany, Norway, Sweden, Denmark, Italy, Australia and Canada. We have employed the Jack of All Games trade name in Europe, and have greatly expanded our international presence by making several acquisitions. Our Joytech subsidiary is a leading manufacturer of video game hardware accessories in Europe.

     Our  objective  is  to  become  the  global   leader  in  the   interactive
entertainment software industry by:

     o capitalizing on management's expertise in identifying potentially significant opportunities arising out of the convergence of motion picture, television and music entertainment media with interactive software;

     o developing a portfolio of strong game content for both PC and evolving console markets, particularly for emerging next generation platforms with potential for significant market penetration;

     o establishing brand recognition and consumer awareness, including through our Rockstar Games label, which has special appeal to today's youth culture and provides cross promotional opportunities;

     o    expanding  and   diversifying  our  integrated   global   development,
          publishing and distribution operations through internal growth and acquisition; and

     o    developing     multi-player     online     gaming     and     pursuing
          business-to-business distribution opportunities via the Internet.


Industry Overview

     The market for interactive software games has grown rapidly. Steadily declining hardware prices and more powerful and realistic computer graphics combined with broadening consumer demographics have resulted in greater demand for software and increasing game play by audiences of all ages. According to the NPD Group (NPD), sales of interactive software games in the United States reached $5.6 billion in 1999, an increase of 15.2% from $4.9 billion in 1998. We believe that the industry will continue to grow largely as a result of an increasing installed base of PCs, video game console platforms and hand-held systems, such as the Nintendo GameBoy Color.

     Increasing Sales of PC Systems. The International Data Corporation (IDC) estimates that approximately 56 million households in the United States will own a PC by 2002, representing a penetration rate of 53% of total households. The increase in penetration and sales of PCs has resulted in greater demand for PC entertainment software. According to NPD, sales of PC entertainment software in the United States were $1.4 billion in 1999 as compared to $1.2 billion in 1998.

     Increasing Sales of Video Console Platforms. Three manufacturers of video console platforms, Sony, Nintendo and Sega, dominate the console market. According to IDC, console shipments in the United States grew 14% from 15.3 million units in 1997 to 17.5 million units in 1998. Increased shipments of video console systems have resulted in rapid growth of console software revenues. According to NPD data, sales of entertainment software for video console platforms and portable systems increased by 13.5% from $3.7 billion in 1998 to $4.2 billion in 1999.

     Expanding Distribution Channels. Interactive software games are sold primarily through specialty retailers such as Electronics Boutique, major retailers such as Best Buy and mass merchants such as Wal-Mart. The introduction of budget software priced at less than $20 has attracted a broader user base, and non-traditional retail outlets such as drugstore and supermarket chains have emerged as important new distribution channels for our products.

     Technology and Platform Shifts. Historically, the interactive entertainment software industry has experienced periods of instability when new console platforms fail to gain widespread market acceptance or when development and publishing companies fail to quickly adapt to changing consumer hardware preferences. Sony has announced the next generation of the PlayStation game console, the PlayStation 2, which it plans to introduce in 2000. Sega has recently introduced its Dreamcast system and Nintendo has stated that it is developing a new platform. As a result, game publishers may be required to make investments in research, game development and inventory in order to supply products for new platforms. We believe that the substantial installed base of multimedia PCs, the mass market appeal and expanding user base of interactive software games and the increasing use of cost-effective CD-ROMs may diminish the effects of future console platform shifts. In addition, Sony has announced that PlayStation 2 will be the first console system to feature backwards compatibility with existing software, allowing consumers to play their old PlayStation games on the new system. This feature may lessen the impact of console shifts by extending the useful life of older software titles.

Releases

     We actively seek to release titles with potential for mass appeal. For the year ended October 31, 1998, Grand Theft Auto sold more than 630,000 copies and accounted for approximately 7.6% of our revenues. For the year ended October 31, 1999, GTA2 shipped more than one million copies and with Grand Theft Auto accounted for approximately 10.3% and 6.1%, respectively, of our revenues. The following are certain titles we have released:


Title                                     Platform                Release Date              Description
-----                                     --------                ------------              -----------
Grand Theft Auto                          PC,                     November 1997-            Car game set in criminal
                                          PlayStation             (International)           underworld
                                                                  June 1998-
                                                                  (North America)

Railroad Tycoon II                        PC                      October 1998              Player builds railroads
                                                                                            to amass wealth

Tom Clancy's Rainbow Six                  PC                      December 1997-            Save the world from
                                                                  (International)           terrorists
                                                                  October 1998
                                                                  -(North America)

GTA: London 1969                          PC,                     April 1999                First mission pack for
                                          PlayStation                                       Grand Theft Auto

Fly!                                      PC                      July 1999                 Flight simulation

Monster Truck Madness                     Nintendo 64             July 1999-                Microsoft's successful PC
                                                                  (North America)           game
                                                                  October 1999-
                                                                  (International)

In Fisherman's Bass Hunter 64             Nintendo 64             July 1999                 Fishing simulation game


Darkstone                                 PC                      July 1999-                Medieval action
                                                                  (North America)           role-playing game

Hidden and Dangerous                      PC                      July 1999                 Tactical squad-based
                                                                                            warfare

Earthworm Jim 3-D                         Nintendo 64             October 1999-             Everyone's favorite
                                                                  (North America)           earthworm, now in 3-D

GTA2                                      PC,                     October 1999              Sequel to the popular
                                          PlayStation                                       Grand Theft Auto

Nocturne                                  PC                      October 1999              Horror action game set in
                                                                                            the 1930s

Thrasher: Skate & Destroy                 PlayStation             November 1999-            Urban extreme
                                                                  (North America)           skateboarding
                                                                  January 2000-
                                                                  (International)

Publishing and Distribution Arrangements

     Agreements with Gathering of Developers

     We have entered into distribution agreements with Gathering of Developers ("Gathering"), a group of six premier entertainment software developers, Ritual Entertainment, Inc., Epic MegaGames, Inc., Terminal Reality, Inc., Apogee Software, Inc. d/b/a 3D Realms, Poptop Software, Inc. and Edge of Reality, Inc. Gathering granted us (1) the exclusive right to distribute in the United States and Canada and publish in Europe all PC titles scheduled to be released by Gathering through May 31, 2003; (2) until recoupment of certain advances, rights of first and last refusal for the exclusive worldwide publishing rights to any console version of titles for which Gathering has publishing rights; and (3) after recoupment of such advances, the rights of first and last refusal for publishing rights to any console port of any title for which Gathering has publishing rights and which was originally published by or on behalf of Gathering on the PC or other non-console platform. In December 1998, we obtained the exclusive worldwide rights to publish and distribute Railroad Tycoon II, Max Payne and Kiss: Psycho Circus designed for use on video game console platforms. In November 1999, we obtained the exclusive worldwide rights to publish and distribute a software game based on the Duke Nukem franchise for use on the Sony PlayStation 2 platform.

     Agreements with Bungie Software

     In August 1999, we entered into an agreement with Bungie Software Products Corporation granting us the exclusive right to distribute four PC titles, including Halo and Oni in North America, and publish these titles in Europe. We also obtained certain rights for console versions of these products, as well as new products developed by Bungie.

     Agreements with Video Game Console Manufacturers

     In February and March 1999, we entered into four-year agreements with Sony Computer Entertainment America and Sony Computer Entertainment Europe granting us non-exclusive licenses to develop and publish software for the PlayStation platform. Under the agreements, Sony is the exclusive manufacturer of all CD-ROMs for PlayStation titles. In June 1999, we entered into an agreement with Sony in connection with our use of development tools for titles developed for the PlayStation 2 platform.

     In February 1998, we entered into a three-year agreement with Nintendo of America Inc. granting us a non-exclusive license in North, Central and South America to develop and publish software for the Nintendo 64 platform. In May 1998, Nintendo Co., Ltd. entered into a similar three-year agreement with our subsidiary, Take-Two Interactive Software Europe Limited granting us a non-exclusive license in Europe, Australia and New Zealand to develop and publish software for the Nintendo 64 platform. In April 1998, we entered into an agreement with Nintendo granting us a non-exclusive license to develop software for the Nintendo GameBoy and GameBoy Color portable game systems.

     In March 1999, we entered into an agreement with Sega Enterprises, Ltd. granting us a non-exclusive license to develop and publish software for the Sega Dreamcast platform.

     We are not required to obtain any license to develop titles designed to operate on PCs.

     Other Publishing and Distribution Arrangements

     In March 1998, we acquired certain publishing and distribution rights from BMG Entertainment North America, a division of BMG Music, including (1) all of BMG's right, title and interest to Grand Theft Auto, (2) the worldwide publishing and distribution rights and intellectual property rights to Space
Station: Silicon Valley for the Nintendo 64 gaming system, (3) the European distribution rights to PC recreational software titles including Berkley Systems' After Dark screen saver series, You Don't Know Jack! trivia series, gaming franchises such as Crystal Dynamic's Gex and Pandemonium series for the PlayStation game console and ASC Games' One for the PlayStation game console, (4) the worldwide publishing and distribution rights to a series of customized World Cup soccer games for the PlayStation game console, (5) the worldwide publishing, distribution and sequel rights to the role-playing game Monkey Hero for PlayStation and PC platforms and (6) the worldwide publishing, distribution and sequel rights to the military combat game Special Ops for PlayStation and PC platforms.

     Other agreements include the exclusive worldwide license from New Line Productions, Inc. to publish and distribute titles based on Austin Powers movies on all platforms; the exclusive worldwide license from Microsoft to distribute a version of Monster Truck Madness designed to operate on the Nintendo 64 platform; exclusive arrangements with Angel Studios, Inc., VIS Interactive plc and N-Space, Inc. to publish various titles for the Sony PlayStation 2; and the grant by Majesco Sales, Inc. of exclusive European distribution rights for ten Nintendo Color GameBoy titles, including Monopoly, Millipede, Frogger, Centipede, Breakout, Battleship and Missile Command, licensed to Majesco by Hasbro Interactive.

Internal Software Development

     We engage in software development activities through our wholly-owned United States development subsidiaries, Talonsoft, a developer of historical military strategy games, Mission Studios, a developer of flight simulation games, Alternative Reality Technologies and GearHead Entertainment. In addition, we engage in development activities through our United Kingdom subsidiary, DMA Design Limited, the developer of the Grand Theft Auto series. We also maintain a development studio focusing on games for the Nintendo GameBoy Color platform in the United Kingdom under the name Tarantula. As of October 31, 1999, our internal development studios and product development department employed 230 development personnel with the technical capabilities to develop software titles for all major game platforms.

     Our production process is designed to enable us to manage and control development, production budgets and timetables, identify and address possible production and technical issues and coordinate and implement marketing strategies in a creative environment. We utilize an integrated scheduling and production process and software development tools, which include capabilities to produce cinematic quality movie sequences, full motion digital video and enhanced "real-time" 3-D graphics. We believe that our production capabilities permit us to produce high quality software on a timely and cost-effective basis.

     For the years ended October 31, 1999, 1998 and 1997, we incurred costs of $5,262,708, $1,702,339 and $1,847,970 on research and development relating to our software titles.

Marketing, Sales and Distribution

     Our marketing and promotional efforts are intended to maximize exposure and broaden distribution of our titles, promote brand name recognition, assist retailers and properly position, package and merchandise our titles. We market titles by implementing aggressive public relations campaigns, primarily using print and on-line advertising and to a lesser extent television and radio spots. Print advertisements are placed in industry magazines using memorable tag lines, visually appealing full color artwork and creative concepts to position and distinguish our titles in the marketplace. We also employ various other marketing methods designed to promote consumer awareness, including in-store promotions and point-of-purchase displays, direct mail, cooperative advertising, attendance at trade shows, as well as the use of distinctive packaging. As of October 31, 1999, we had a sales and marketing staff of 115 persons.

     We distribute our own titles and third-party titles through our wholly-owned subsidiaries, Take-Two Interactive Software Europe Limited, Jack of All Games, DirectSoft, L.D.A. Distribution Limited, Funsoft Nordic A.S., CD Verte Italia Spa and Take-Two Interactive Software Canada, Ltd. For the year ended October 31, 1999, the sale of third-party products accounted for approximately 47.6% of our revenues, with sales to Ames Department Stores and Electronic Boutique accounting for approximately 9.9% and 4.1%, respectively, of our revenues. No customer accounted for more than 10% of our revenues.

     United States Sales. We distribute interactive entertainment software to over 20,000 retail outlets in the United States through third-party distributors and through direct relationships with large retail customers. Our customers include WalMart, Toys R Us, Electronics Boutique, Babbage's, Best Buy and Ames Department Stores as well as leading national and regional drug store, supermarket and discount store chains and specialty retailers.

     International Sales. We have significantly expanded our international presence through the acquisition of publishing and distribution operations in the United Kingdom, France, Germany, Norway, Sweden, Denmark, Italy, Australia and Canada. We distribute interactive entertainment software to over 20,000 retail outlets in Europe through third party distributors and through direct relationships with retail customers.

     Rockstar Games. We actively pursue marketing relationships with participants in media industries such as music, magazines and sports aimed at the youth market through our console publishing label, Rockstar Games. We believe that the shared demographics among various media and certain of our software titles marketed by Rockstar Games provide excellent cross promotional opportunities. We have been working with popular and emerging recording artists to create sophisticated game soundtracks, have entered into agreements to license high-profile names and likenesses, and have entered into co-branding arrangements. Our goal is to accelerate consumer acceptance of our titles by creating brand awareness.

Manufacturing

     Our production of PC software includes CD-ROM pressing, assembly of components, printing of packaging and user manuals and shipping of finished goods, which is performed by third-party vendors in accordance with our specifications and forecasts. We believe that there are alternative sources for these services that could be implemented without delay. However, we are dependent on Nintendo to provide supplies of video game cartridges and on Sony to provide supplies of CD-ROMs for use on their video game platforms. Nintendo cartridges are more expensive to manufacture than CD-ROMs, resulting in a greater inventory risk for those games. We purchase titles manufactured by Nintendo and Sony by placing purchase orders in the ordinary course of business and by obtaining letters of credit in favor of Nintendo. We send software code and a prototype of a title, together with related artwork, user instructions, warranty information, brochures and packaging designs to manufacturers for approval, defect testing and manufacturing. Titles are generally shipped within two weeks of receipt of order. Titles manufactured by Nintendo are generally shipped within four to six weeks of receipt of order. To date, we have not experienced any material difficulties or delays in the manufacture of our titles or material delays due to title defects. Our software titles carry a 90-day limited warranty. In addition, our subsidiary Joytech Europe Limited manufactures video game accessories and peripherals in Hong Kong and China.

Competition

     We compete both for licenses to properties and the sale of interactive entertainment software with Sony, Nintendo and Sega, each of which is the largest developer and marketer of software for its platforms. Sony and Nintendo currently dominate the industry and have the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television spots. These companies may also increase their own software development efforts.

     We also compete with domestic companies such as Electronic Arts, Activision, GT Interactive, Acclaim Entertainment, THQ, Midway Games, Hasbro, Microsoft and Mattel and international companies such as Infogrames, Eidos, Capcom, Konami and Namco. In addition, we believe that large software companies and media companies are increasing their focus on the interactive entertainment software market. Many of our competitors are developing on-line interactive games and interactive networks that will compete with our software. Many of our competitors have far greater financial, technical, personnel and other resources than we do, and many are able to carry larger inventories, adopt more aggressive pricing policies and make higher offers to licensors and developers for commercially desirable properties than we can.

     Interactive entertainment software distribution channels have undergone rapid change in recent years, including financial difficulties of certain retailers and the emergence of new channels for distribution of software such as mass merchandisers, other retail outlets and the Internet. An increasing number of companies and new market entrants are competing for access to these channels.

     Retailers typically have limited shelf space and promotional resources, and competition is intense among an increasing number of newly introduced entertainment software titles and hardware for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures just to maintain current levels of sales of our titles. Competitors with more extensive lines and popular titles frequently have greater bargaining power with retailers. Accordingly, we may not be able to achieve the levels of support and shelf space that such competitors receive. Similarly, as competition for popular properties increases, our cost of acquiring licenses for such properties is likely to increase, possibly resulting in reduced margins. Prolonged price competition, increased licensing costs or reduced operating margins would cause our profits to decrease significantly.

     Competition for our titles is influenced by the timing of competitive product releases and the similarity of such products to our titles and may result in loss of shelf space or a reduction in sell-through of our titles at retail stores. Our titles also compete with other forms of entertainment such as motion pictures, television and audio and video cassettes featuring similar themes, on-line computer programs and forms of entertainment which may be less expensive or provide other advantages to consumers.

Intellectual Property

     We develop proprietary software and technologies and have obtained the rights to publish and distribute software developed by third parties. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. We generally do not hold any patents or registered copyrights.

     Interactive entertainment software is susceptible to unauthorized copying. Unauthorized third parties may be able to copy or to reverse engineer our titles to obtain and use programming or production techniques that we regard as proprietary. In addition, our competitors could independently develop technologies substantially equivalent or superior to our technologies.

     As the amount of interactive entertainment software in the market increases and the functionality of this software further overlaps, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes the copyrights or patents of others. From time to time, we receive notices from third parties alleging infringement of their proprietary rights. Although we believe that our titles and technologies and the titles and technologies of third-party developers and publishers with whom we have contractual relationships do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others may occur. Any claims of infringement, with or without merit, could be time-consuming, costly and difficult to defend.

Employees

     As of December 31, 1999, we had 535 full-time employees. None of our employees are subject to a collective bargaining agreement. We consider our relations with employees to be good.

Item 2. Properties.

Executive Offices

     Our principal executive and administrative office is located at 575 Broadway, New York, New York in approximately 13,300 square feet of office space under a five-year lease with 575 Broadway Corporation, a company controlled by Peter Brant, a principal stockholder. We pay $410,000 per year rent. We believe that the terms of the lease are no less favorable than those that could have been obtained from an unaffiliated third-party.

International Operations

     Take-Two Interactive Software Europe Limited leases 12,500 square feet of office space in Windsor, United Kingdom. The lease provides for a current annual rent of (pound)275,000 (approximately $452,000) plus taxes and utilities, and expires in 2011. Take-Two Interactive Software Europe Limited also leases office space in Lincoln, United Kingdom. The lease provides for a current annual rent of (pound)12,000 (approximately $19,700) and expires in 2007. Subsidiaries of Take-Two Interactive Software Europe Limited lease office and warehouse space at locations in Paris, France, Munich, Germany and Tokyo, Japan for current aggregate annual rent of approximately $90,000. Directsoft leases office and warehouse space in Hornsby, Australia at an annual rent of approximately $77,000. Joytech Europe Limited leases office space in Leighton Buzzard Beds, United Kingdom at an annual rent of (pound)58,600 (approximately $96,300). Funsoft Nordic A.S. and its subsidiaries lease office and warehouse space at locations in Oslo, Norway, Spanga, Sweden and Arthus, Denmark for current aggregate annual rent of approximately $180,000. DMA Design Limited currently leases office space in Dundee and Edinburgh, Scotland, at an annual rental of (pound)135,000 (approximately $221,900). CD Verte Italia Spa currently leases office and warehouse space in Golarata, Italy at an annual rent of approximately $94,200.

Development Facilities

     GearHead maintains a production facility in Latrobe, Pennsylvania in 7,200 square feet of leased office space for a rent of $6,500 per month on a month-to-month basis. Mission leases 2,600 square feet of office space at an annual rate of $53,040, subject to annual increases, pursuant to a lease that expires in February 2004. ART leases approximately 3,600 square feet of space in Ontario, Canada at an annual rental of $25,600 plus taxes and insurance. Talonsoft leases approximately 10,800 square feet of office space in Baltimore, Maryland. Talonsoft currently pays $162,000 per annum under the lease.

Distribution Facilities

     Jack of All Games leases approximately 13,000 square feet of office and warehouse space in College Point, New York. The lease provides for annual rent of $96,000, plus increases in real estate taxes, and expires in July 2001. Jack of All Games has entered into a six-year lease for approximately 205,900 square feet of office and warehouse space in Cincinnati, Ohio, commencing April 1, 2000. Jack of All Games will pay $735,000 per annum, plus taxes and insurance, under the lease, which expires in January 2006. Triad Distributors, Inc. currently leases approximately 36,750 square feet of office and warehouse space in Ontario, Canada at an annual rate of approximately $218,700 plus operating costs, under a lease that expires September 2004. DVDWave.com leases approximately 3,000 square feet of office space in San Francisco, California for an annual rent of $104,335 under a lease that expires August 2002.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Market Information. Our common stock has traded since September 23, 1998 on the NASDAQ National Market under the symbol "TTWO." From April 14, 1997 to September 22, 1998, our common stock traded on the NASDAQ SmallCap Market. The following table sets forth, for the periods indicated, the range of the high ask and low bid prices for the common stock as reported by NASDAQ. Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                           High          Low
                                                           ----          ---
Fiscal Year Ended October 31, 1997
----------------------------------
Second Quarter
(commencing April 14, 1997).............................   7 5/8          5 1/8

Third Quarter...........................................   9              7

Fourth Quarter..........................................   8 3/8          6 5/8

Fiscal Year Ended October 31, 1998
----------------------------------
First Quarter...........................................   7 1/2          4 1/2

Second Quarter..........................................   8 11/16        6 1/4

Third Quarter...........................................   8 3/4          5 7/16

Fourth Quarter..........................................   6 3/4          4 3/4

Fiscal Year Ended October 31, 1999
----------------------------------
First Quarter...........................................   13 3/8         5 7/8

Second Quarter..........................................   13 5/8         7 9/16

Third Quarter...........................................   9 11/16        6 7/8

Fourth Quarter..........................................   11 1/2         7

Fiscal Year Ending October 31, 2000
-----------------------------------
First Quarter
(through January 10, 2000)..............................   17 1/2         10

     On January 10, 2000, the last sale price for our common stock as reported by NASDAQ was $13.75 per share. The number of record holders of our common stock was approximately 23,421,962 as of January 10, 2000. We believe that there are in excess of 500 beneficial owners of our common stock.

     Dividend Policy. To date, we have not declared or paid any cash dividends. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend upon future earnings, capital requirements and other relevant factors. We presently intend to retain all earnings to finance continued growth and development of our business and we do not expect to declare or pay any cash dividends in the foreseeable future.

     Recent Sales of Unregistered Securities. In September 1999, we issued 162,500 shares of common stock in connection with the acquisition of Triad Distributors, Inc. The foregoing issuance was made in reliance on Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data.

                      (in thousands, except per share data)

Statement of Operations Data:                                    Fiscal Year Ended October 31
                                              ------------------------------------------------------------------
                                                  1999          1998         1997          1996         1995
                                              -----------   -----------   -----------   -----------  -----------
Net sales .................................   $   305,932   $   194,052   $    97,341   $    55,123  $    35,758
Income (loss) from operations .............        27,381        10,690          (895)        2,032         (381)
Net income (loss) .........................        16,332         7,181        (2,768)        1,682         (603)
Net income (loss) per share
     Basic ................................          $.79          $.49         $(.25)         $.16        $(.07)
     Diluted ..............................           .76           .42          (.25)          .15         (.07)
Net income (loss) per share attributable to
common stockholders - Diluted .............           .76           .37          (.31)          .06         (.10)


--------------------------------------------------------------------------------

Balance Sheet Data:                           As of October 31
                            -----------------------------------------------------
                              1999       1998       1997       1996        1995
                            --------   --------   --------   --------    --------
Cash and cash equivalents   $ 10,375   $  2,763   $  2,372   $    737    $    727
Working capital .........     41,439     21,797     16,037       (290)       (793)
Total assets ............    232,716    109,385     56,395     24,209      11,109
Total debt ..............     56,137     30,808     22,031      9,127       2,092
Total liabilities .......    147,613     73,820     44,460     20,026       8,955
Stockholders' equity ....     85,103     35,566     11,935      4,183       2,154


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements contained herein which are not historical facts are forward-looking statements that involve risks and uncertainties, including but not limited to, risks associated with our future growth and operating results, our ability to successfully integrate the businesses and personnel of acquired entities into our operations, changes in consumer preferences and demographics, technological and platform change, product returns, failure of retailers to sell-through our products, competitive factors, unfavorable general economic conditions and other factors described herein and contained in our Registration Statement on Form S-3 filed with the Securities and Exchange Commission. Our actual operating results may vary significantly from such forward-looking statements.

Overview

     Our principal sources of revenues are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software or software licensed from third parties. Distribution revenues are derived from the sale of third-party software and hardware. Our publishing operations typically generate higher margins than distribution operations, with sales of PC software resulting in higher margins than sales of cartridges designed for video game consoles. We recognize revenue from software sales when titles are shipped. See Note 2 to Notes to Consolidated Financial Statements.

     Our published titles are subject to return if not sold to consumers. We establish a reserve for future returns of published titles at the time of sales based primarily on our return policies and historical return rates, and we recognize revenues net of returns. We have historically experienced a return rate of approximately 10% of gross publishing revenues, with less than 1% of distribution revenues representing write-offs for returns. If future returns significantly exceed our reserves, our operating results would be adversely affected. See Note 2 to Notes to Consolidated Financial Statements.

     Research and development costs consisting primarily of salaries and related costs incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting Standards Board (FASB) Statement No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". In accordance with FASB 86, we capitalize software development costs subsequent to establishing technological feasibility (completion of a detailed program design) which is amortized (included in cost of sales) based on the greater of the proportion of current year sales to total estimated sales commencing with the title's release or the straight line method. At October 31, 1999, we had $2,226,670 of capitalized software development costs. We evaluate the recoverability of capitalized software costs which may be reduced materially in future periods. See Note 2 to Notes to Consolidated Financial Statements.

Recent Acquisitions

     In February 1999, we acquired all of the outstanding capital stock of L.D.A. Distribution Limited, a company engaged in the distribution of interactive entertainment software in the United Kingdom and France, and L.D.A.'s subsidiary, Joytech Europe Limited, a leading manufacturer of video game accessories. We paid approximately $337,000 and issued 364,766 shares of common stock in connection with the acquisition.

     In February 1999, we purchased a 19.9% Class A limited partnership interest in Gathering for $4 million. The general partner and each Class B limited partner of Gathering granted us an option to purchase all of their interests, exercisable on two separate occasions during the six-month periods ending April 30, 2001 and 2002. In consideration of the option grant, we issued to the general partner and the Class B limited partners 125,000 shares of common stock. We also granted to the general partner and Class B limited partners an option to purchase our Class A limited partnership interest, exercisable during the six-month period ending April 30, 2003. In December 1999, Gathering was converted into a corporation.

     In  February  1999,  we  acquired   Falcon   Ventures   Corporation   d/b/a
DVDWave.com, a distributor of DVD movie titles over the Internet, for 50,000 shares of common stock.

     In March 1999, we acquired Funsoft Nordic A.S., a distributor and budget publisher of interactive software games in Norway, Sweden and Denmark for 60,281 shares of common stock.

     In August 1999, through our wholly-owned Canadian subsidiary, Take-Two Interactive Software Canada, Inc., we purchased all of the issued and outstanding capital stock of Triad Distributors, Inc. and Global Star Software Ltd. for $700,000 in cash and the issuance of 162,500 shares of common stock. Triad is a leading Canadian distributor of third-party computer software and video games and Global is a leading Canadian budget publisher.

     In September 1999, we acquired all of the outstanding capital stock of CD Verte Italia Spa for $2.2 million, of which $1,000,000 was paid in cash and the balance is to be paid over a three-year period. CD Verte is a leading distributor and publisher of software and video games in Italy.

     In September 1999, we acquired all of the outstanding capital stock of DMA Design Holdings Limited for (pound)1.00 and assumed approximately $12,300,000 of indebtedness. DMA Design Holdings Limited holds all of the outstanding capital stock of DMA Design Limited, the developer of the Grand Theft Auto series.

     In November 1999, we acquired 19.9% of the outstanding capital stock of Bungie Software Products Corporation for $5 million, of which $4 million was paid and $1 million is payable in May 2000. Bungie is a leading developer of software games for the PC platform.

     In December 1999, we agreed to purchase 400,000 shares of common stock from eUniverse, Inc., a leading online gaming network, at a purchase price of $5.00 per share. As part of a proposed cooperative advertising plan, we also have the option to purchase up to an additional 200,000 shares. Our investment is subject to eUniverse qualifying its common stock under the Securities Exchange Act of 1934 and customary closing conditions. In connection with the transaction, eUniverse agreed to purchase all of the capital stock of DVDWave.com from us for 310,000 shares of eUniverse common stock.

     For additional information relating to these acquisitions, see Note 3 to Notes to Consolidated Financial Statements.


Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations:

                                                  Years Ended October 31
                                             ---------------------------------
                                              1999         1998          1997
                                             ------       ------        ------
Net sales .............................       100.0%       100.0%        100.0%
Cost of sales .........................        70.3         76.0          83.7
Selling and marketing .................         9.8          9.6           8.3
General and administration ............         8.2          7.0           6.0
Research and development costs ........         1.7          0.9           1.9
Depreciation and amortization .........         0.9          0.9           1.0
Interest expense ......................         1.0          1.9           1.9
Income taxes ..........................         2.6         (0.2)           --
Net income (loss) .....................         5.3          3.7          (2.8)

     The following table sets forth the percentages of publishing revenues derived from sales of titles designed to operate on specific platforms during the periods indicated:

                                                        Years Ended October 31
                                                    ---------------------------
Platform                                             1999       1998       1997
---------                                           -----      -----      -----
PC ............................................      44.0%      28.5%      87.3%
Nintendo (excluding GameBoy) ..................      15.0       29.2        8.0
Nintendo GameBoy ..............................       6.0         --         --
Sony ..........................................      34.8       42.3        4.7
Sega Dreamcast ................................       0.2         --         --
                                                    -----      -----      -----
                                                    100.0%     100.0%     100.0%

Fiscal Years Ended October 31, 1999 and 1998

     Net Sales. Net sales increased by  $111,880,292,  or 57.7%, to $305,931,858 for fiscal 1999 from $194,051,566 for fiscal 1998. The increase reflects the success of our global publishing and distribution businesses, with approximately 84% of the increase attributable to internal growth. Publishing revenues increased by $69,149,500, or 75.8%, to $160,334,972 for fiscal 1999 from
$91,185,472 for fiscal 1998. Distribution revenues increased by $42,730,792, or 41.5%, to $145,596,886 for fiscal 1999 from $102,866,094 for fiscal 1998.

     For fiscal 1999, publishing and distribution activities accounted for approximately 52.4% and 47.6%, respectively, of our net sales. For this year, software products designed for PC and video game console platforms accounted for approximately 24.8% and 55.8%, respectively, of our net sales, with video game hardware and peripherals accounting for 19.4% of net sales. International operations accounted for approximately $105,913,316 or 34.6% of our net sales for fiscal 1999.

     Cost of Sales. Cost of sales increased by $67,566,652, or 45.8%, to $215,121,824 for fiscal 1999 from $147,555,172 for fiscal 1998. The increase was primarily a result of the expanded scope of our operations and was consistent with revenue growth. Cost of sales as a percentage of net sales decreased to 70.3% for fiscal 1999 from 76.0% for fiscal 1998. This decrease was primarily due to increased publishing activities which provide higher margins than distribution activities.

     Selling and Marketing. Selling and marketing expenses increased by $11,422,270, or 61.1%, to $30,108,356 for fiscal 1999 from $18,686,086 for fiscal 1998. Selling and marketing expenses as a percentage of net sales increased to 9.8% for fiscal 1999 from 9.6% for fiscal 1998. The increases were due to increased marketing and promotion efforts undertaken to broaden product distribution and to assist retailers in positioning our products for sale to consumers, including television advertising.

     General and Administrative. General and administrative expenses increased by $11,528,400 or 84.9%, to $25,111,531 for fiscal 1999 from $13,583,131 for fiscal 1998. General and administrative expenses as a percentage of net sales increased to 8.2% for fiscal 1999 from 7.0% for fiscal 1998. The increases were due to additional salaries, rent, insurance premiums and professional fees in connection with our expanded operations.

     Research and Development. Research and development costs increased by $3,560,369, or 209.1%, to $5,262,708 for fiscal 1999 from $1,702,339 for fiscal
1998. Research and development costs as a percentage of sales increased to 1.7% for fiscal 1999 from 0.9% for fiscal 1998. This increase was primarily attributable to the acquisition of DMA Design Limited.

     Depreciation and Amortization. Depreciation and amortization expense increased by $987,030, or 53.8%, to $2,822,087 for fiscal 1999 from $1,835,057 for fiscal 1998. This increase was primarily attributable to the amortization of goodwill associated with acquisitions. Depreciation and amortization expense as a percentage of net sales remained constant.

     Interest Expense. Interest expense decreased by $770,249, or 20.9%, to $2,909,826 for fiscal 1999 from $3,680,075 for fiscal 1998. The decrease resulted primarily from lower interest rates on bank borrowings.

     Income Taxes. Income taxes increased by $8,428,106 as a result of a tax provision of $8,093,970 for fiscal 1999, as compared to a tax benefit of $334,136 for fiscal 1998. The increase was due to increased pre-tax income in fiscal 1999 and the full utilization of prior net operating loss carryforwards in fiscal 1998.

     Net Income. As a result of the foregoing, we achieved net income of $16,332,103 for fiscal 1999, as compared to a net income of $7,181,094 for fiscal 1998.

Fiscal Years Ended October 31, 1998 and 1997

     Net Sales. Net sales increased by $96,710,341, or 99.4%, to $194,051,566 for fiscal 1998 from $97,341,225 for fiscal 1997. The increase was primarily attributable to the acquisition of product rights from BMG and Gathering. Publishing revenues increased by $73,572,671, or 417.7%, to $91,185,472 for fiscal 1998 from $17,612,801 for fiscal 1997. We also acquired leading software distributors to complement our publishing activities and to maximize product exposure and revenues. Distribution revenues increased by $23,137,670, or 29.0%, to $102,866,094 for fiscal 1998 from $79,728,424 for fiscal 1997.

     For fiscal 1998, publishing and distribution activities accounted for approximately 47.0% and 53.0%, respectively, of our net sales. For fiscal 1998, software products designed for PC and video game console platforms accounted for approximately 12.0% and 70.2%, respectively, of our net sales, with video game hardware accounting for 11.2% of net sales. In addition, we significantly expanded our presence in international markets. International operations accounted for approximately $41,870,625, or 21.6%, of our net sales for fiscal 1998.

     Cost of Sales. Cost of sales increased by $66,075,764, or 81.1%, to $147,555,172 for fiscal 1998 from $81,479,408 for fiscal 1997. The increase was primarily a result of the expanded scope of our operations. Cost of sales as a percentage of net sales decreased to 76.0% for fiscal 1998 from 83.7% for fiscal 1997. This decrease was primarily due to an increase in publishing activities which provide higher margins than distribution operations.

     Selling and Marketing. Selling and marketing expenses increased by $10,643,139, or 132.3%, to $18,686,086 for fiscal 1998 from $8,042,947 for fiscal 1997. Selling and marketing costs as a percentage of net sales increased to 9.6% for fiscal 1998 from 8.3% for fiscal 1997. The increases were primarily due to increased marketing and promotion efforts undertaken to broaden product distribution and to assist retailers in positioning our products for sale to consumers.

     General and Administrative. General and administrative expenses increased by $7,721,170 or 131.7%, to $13,583,131 for fiscal 1998 from $5,861,961 for fiscal 1997. General and administrative expenses as a percentage of net sales increased to 7.0% for fiscal 1998 from 6.0% for fiscal 1997. The increases were primarily due to increased salaries, rent, insurance premiums and professional fees associated with acquisitions.

     Research and Development. Research and development costs decreased by $145,631, or 7.9%, to $1,702,339 for fiscal 1998 from $1,847,970 for fiscal
1997. Research and development costs as a percentage of sales decreased to 0.9% for fiscal 1998 from 1.9% for fiscal 1997. This decrease was attributable to the shift from software development to publishing and distribution.

     Depreciation and Amortization. Depreciation and amortization expense increased by $830,919, or 82.8%, to $1,835,057 for fiscal 1998 from $1,004,138 for fiscal 1997. This increase was primarily attributable to the amortization of goodwill associated with acquisitions.

     Interest Expense. Interest expense increased by $1,836,672, or 99.6%, to $3,680,075 for fiscal 1998 from $1,843,403 for fiscal 1997. The increase resulted primarily from increased borrowings during fiscal 1998.

     Income Taxes. Income taxes decreased $363,925 to a tax benefit of $334,136 for fiscal 1998 from a tax provision of $29,789 for fiscal 1997. This decrease was primarily attributable to the recognition of a deferred tax asset of $941,000.

     Net Income. As a result of the foregoing, we achieved net income of $7,181,094 for fiscal 1998, as compared to a net loss of $2,768,391 for fiscal 1997.

Liquidity and Capital Resources

     Our primary capital requirements have been and will continue to be to fund product commercialization. We have historically financed our operations through cash flow from operations, the issuance of debt and equity securities and bank borrowings. At October 31, 1999, we had working capital of $41,438,968, as compared to working capital of $21,797,097 at October 31, 1998.

     Net cash used in operating activities for fiscal 1999 was $16,745,687, as compared to net cash used in operating activities of $8,021,041 for fiscal 1998 and $14,460,000 for fiscal 1997. The increase was primarily attributable to increased levels of receivables, inventories and advances to developers. Net cash used in investing activities for fiscal 1999 was $21,540,778, as compared to $727,418 for fiscal 1998 and $2,583,359 for fiscal 1997. The increase was primarily the result of increased cash paid for acquisitions. Net cash provided by financing activities for fiscal 1999 was $46,778,800 as compared to $9,016,664 for fiscal 1998, and $18,809,333 for fiscal 1997. The increase was primarily the result of increased borrowings under the line of credit and the proceeds from the secondary public offering.

     In December 1999, Take-Two Interactive Software Europe Limited entered into a line of credit agreement with Barclays Bank. The line of credit provides for borrowings of up to approximately (pound)17,000,000 (approximately $25,000,000). Advances under the line of credit bear interest at the rate of 1.4% over Barclays' base rate per annum, payable quarterly. Borrowings are collateralized by receivables of our European subsidiaries, and are guaranteed by us. The line of credit is repayable upon demand and is subject to review prior to November 29, 2000. As of December 31, 1999, $18,561,806 was outstanding under the line of credit.

     In December 1999, we entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent, which provides for borrowings of up to $75,000,000. We may increase the credit line to up to $85,000,000 subject to certain conditions. Generally, advances under the line of credit are based on a borrowing formula equal to the lesser of (1) the borrowing limit or (2) 80% of eligible accounts receivable, plus 50% of eligible inventory. Interest accrues on such advances at the bank's prime rate plus 0.5%, or at LIBOR plus 2.5%. Borrowings under the line of credit are collaterized by our accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of our domestic subsidiaries. In addition to certain financial covenants, the loan agreement limits or prohibits us from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The line of credit expires on December 7, 2002. As of December 31, 1999, $61,471,534 was outstanding under the line of credit.

     In May 1999, we consummated a second underwritten public offering pursuant to which we issued 3,005,000 shares of common stock (including 255,000 shares sold pursuant to an overallotment option) and received net proceeds of $21,852,559.

     Our  accounts  receivable,  less an  allowance  for  doubtful  accounts and
returns,   at  October  31,  1999  were   $108,802,903.   Of  such  receivables,
approximately $15,678,705 or 14.4% were due from Ames Department Stores. The Company's receivables are covered by insurance and generally have been collected in the ordinary course of business. Our sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. We do not hold any collateral to secure payment by our customers. As a result, we are subject to credit risks, particularly in the event that any of our receivables represent sales to a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due and such accounts are not covered by insurance, our liquidity and working capital position could suffer.

     We have no material commitments for capital expenditures.

Fluctuations in Operating Results; Seasonality

     We have experienced and may continue to experience fluctuations in quarterly operating results as a result of timing in the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles;
projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in shipment.

     Sales of our titles are seasonal, with peak shipments typically occurring in the fourth calendar quarter (our fourth and first fiscal quarters) as a result of increased demand for titles during the holiday season.

International Operations

     Sales in international markets, primarily in the United Kingdom and other countries in Europe, have accounted for an increasing portion of our revenues. For the years ended October 31, 1999, 1998 and 1997, sales in international markets accounted for approximately 34.6%, 21.6% and 5.9%, respectively, of our revenues. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. Sales in the various countries are made in their local currencies.

Year 2000

     The inability of computers to recognize and properly process Year 2000 data may cause software applications to fail or reach erroneous results. We believe that our accounting and management software and PC products are Year 2000 compliant. To our knowledge, neither we nor any of our principal customers or suppliers has experienced any difficulties relating to the Year 2000.

Item 8. Financial Statements.

     The financial statements appear in a separate section of this report following Part III.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III


Item 10. Directors and Executive Officers.

     The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2000, entitled "Election of Directors" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 11. Executive Compensation.

     The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2000, entitled "Executive Compensation" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for it Annual Meeting of Stockholders to be held in 2000, entitled "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 13. Certain Relationships and Related Transactions.

     The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2000, entitled "Certain Relationships and Related Transactions" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Exhibits

3.1       Form of Restated Certificate of Incorporation of the Company.+

3.2       Amendment to Restated Certificate of Incorporation.+

3.3       By-Laws of the Company.+

10.1      1994 Stock Option Plan of the Company.+

10.2      1997 Stock Option Plan of the Company.+

10.3 Employment Agreement, dated as of August 1, 1998, between the Company and Ryan A. Brant.+++

10.4 Employment Agreement, dated as of August 1, 1998, between the Company and Anthony R. Williams.+++

10.5 Employment Agreement, dated as of January 29, 1999, between the Company and Larry Muller.+++

10.6 Employment Agreement, dated as of July 26, 1999, between the Company and Barry Rutcofsky.

10.7 Credit Agreement, dated December 7, 1999, by and among the Company, certain of its subsidiaries, certain lenders and Bank of America, N.A., as Agent.

10.8 Loan Agreement, dated December 6, 1999, between Take-Two Interactive Software Europe Limited and Barclays Bank, PLC.

21.1      Subsidiaries of the Company.

23.1      Consent of PricewaterhouseCoopers LLP.

23.2      Consent of Aronowitz, Chaiken & Hardesty, LLP

27.1      Financial Data Schedule (SEC use only).

----------
+ Incorporated by reference to the applicable exhibit contained in the Company's Registration Statement on Form SB-2 (File no. 333-6414).

++ Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated February 23, 1999.

+++ Incorporated by reference to the applicable exhibit contained in the Company's Registration Statement in Form S-1 (File No. 333-748851).

     (b)  Financial Statement Schedules:

     (c)  Reports on Form 8-K filed during the quarter ended October 31, 1999:

          Current Report on Form 8-K dated September 29, 1999 relating to the acquisition of DMA Design Holdings Limited.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 17th day of January 2000.

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.

                               By:  /s/ Ryan A. Brant
                                    ------------------------------
                                    Ryan A. Brant,
                                    Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons in the capacities and on the dates stated.


   Signature                                            Title                                   Date
   ---------                                            -----                                   ----
   /s/ Ryan A. Brant
---------------------------------
   Ryan A. Brant                      Chief Executive Officer and Director (Principal       January 17, 2000
                                      Executive Officer)
   /s/ Barry Rutcofsky
---------------------------------
   Barry Rutcofsky                    President                                             January 17, 2000

   /s/ Larry Muller
---------------------------------
   Larry Muller                       Chief Financial Officer (Principal Financial          January 17, 2000
                                      Officer)
   /s/ Anthony R. Williams
---------------------------------
   Anthony R. Williams                Co-Chairman and Director                              January 17, 2000

   /s/ Barbara A. Ras
---------------------------------
   Barbara A. Ras                     Chief Accounting Officer (Principal Accounting        January 17, 2000
                                      Officer) and Secretary
   /s/ Oliver R. Grace, Jr.
---------------------------------
   Oliver R. Grace, Jr.               Director                                              January 17, 2000


---------------------------------
   Neil S. Hirsch                     Director                                              January __, 2000

   /s/ Kelly Sumner
---------------------------------
   Kelly Sumner                       Director                                              January 17, 2000

   /s/ Robert Flug
---------------------------------
   Robert Flug                        Director                                              January 17, 2000

                        Report of Independent Accountants



To the Stockholders of
Take-Two Interactive Software, Inc. and Subsidiaries:



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows, present fairly, in all material respects, the financial position of Take-Two Interactive Software, Inc. and Subsidiaries at October 31, 1999, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the December 31, 1997 financial statements of Jack of All Games, Inc., a wholly owned subsidiary, which statements reflect total revenues constituting 77 percent, net income constituting 46 percent, and total assets constituting 54 percent of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Jack of All Games, Inc., is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers
New York, New York


December 17, 1999

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and
Stockholders of Jack of All Games, Inc.
(An S Corporation)
Cincinnati, Ohio

We have audited the accompanying balance sheets of Jack of All Games, Inc. (An S Corporation) as of December 31, 1997, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Jack of All Games, Inc. (an S Corporation) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                 Aronowitz, Chaiken & Hardesty, LLP

Cincinnati, Ohio
February 26, 1998

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Balance Sheets
As of October 31, 1999 and 1998


                                    ASSETS:
                                                                              October 31,
                                                                    ------------------------------
                                                                         1999             1998
                                                                    -------------    -------------
Current assets:
   Cash and cash equivalents                                        $  10,374,562    $   2,762,837
   Accounts receivable, net of allowances of $6,816,682
      and $1,473,017, respectively                                    108,802,903       49,138,871
   Inventories                                                         41,299,838       26,092,541
   Prepaid royalties                                                   20,118,160        8,064,510
   Advances to developer                                                       --        4,319,989
   Prepaid expenses and other current assets                            6,374,031        3,981,942
   Deferred tax asset                                                   2,004,689          941,000
                                                                    -------------    -------------
Total current assets                                                  188,974,183       95,301,690

Fixed assets, net                                                       4,120,317        1,979,658
Prepaid royalties                                                       1,510,530        1,388,673
Capitalized software development costs, net                             2,226,670        2,260,037
Investment in affiliates                                                4,054,668               --
Intangibles, net of accumulated amortization of
   $3,251,358 and $1,589,623, respectively                             30,856,983        8,421,777
Other assets, net                                                         973,026           33,259
                                                                    -------------    -------------
Total assets                                                        $ 232,716,377    $ 109,385,094
                                                                    =============    =============


                     LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
   Accounts payable                                                 $  71,229,744    $  33,532,359
   Accrued expenses                                                    20,161,810        9,166,867
   Lines of credit, current portion                                    56,047,846       30,226,899
   Notes payable due to related parties, net of discount                       --          222,955
   Current portion of capital lease obligation                             65,204           82,373
   Notes payable, net of discount                                          30,611          137,140
   Other current liabilities                                                   --          136,000
                                                                    -------------    -------------
Total current liabilities                                             147,535,215       73,504,593

Lines of credit                                                                --          123,499
Notes payable, net of current portion                                      58,363           97,392
Capital lease obligation, net of current portion                           19,882           94,042
                                                                    -------------    -------------
Total liabilities                                                     147,613,460       73,819,526
                                                                    -------------    -------------

Commitments and contingencies

   Stockholders' equity:
   Common stock, par value $.01 per share; 50,000,000
      shares authorized; 23,085,455 and 18,071,972 shares
      issued and outstanding at October 31, 1999 and 1998,
      respectively                                                        230,855          180,719
   Additional paid-in capital                                          67,345,381       33,546,417
   Deferred compensation                                                  (47,925)        (223,657)
   Retained earnings                                                   18,401,625        2,069,522
   Foreign currency translation adjustment                               (827,019)          (7,433)
                                                                    -------------    -------------
Total stockholders' equity                                             85,102,917       35,565,568
                                                                    -------------    -------------
Total liabilities and stockholders' equity                          $ 232,716,377    $ 109,385,094
                                                                    =============    =============



The accompanying notes are an integral part of the consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Operations
For the years ended October 31, 1999, 1998 and 1997

                                                                                               Years Ended October 31,
                                                                                   ----------------------------------------------
                                                                                        1999            1998             1997
                                                                                   -------------   -------------    -------------
Net sales                                                                          $ 305,931,858   $ 194,051,566    $  97,341,225
Cost of sales                                                                        215,121,824     147,555,172       81,479,408
                                                                                   -------------   -------------    -------------
Gross profit                                                                          90,810,034      46,496,394       15,861,817
                                                                                   -------------   -------------    -------------

Operating expenses:
Selling and marketing                                                                 30,108,356      18,686,086        8,042,947
General and administrative                                                            25,111,531      13,583,131        5,861,961
Research and development costs                                                         5,262,708       1,702,339        1,847,970
Depreciation and amortization                                                          2,822,087       1,835,057        1,004,138
Loss on disposal of fixed assets                                                         124,121              --               --
                                                                                   -------------   -------------    -------------
Total operating expenses                                                              63,428,803      35,806,613       16,757,016
                                                                                   -------------   -------------    -------------
Income (loss) from operations                                                         27,381,231      10,689,781         (895,199)
Interest expense, net                                                                  2,909,826       3,680,075        1,843,403
                                                                                   -------------   -------------    -------------
           Income (loss) before equity in loss of affiliate and income taxes          24,471,405       7,009,706       (2,738,602)

Equity in loss of affiliate                                                               45,332              --               --
                                                                                   -------------   -------------    -------------
           Income (loss) before income taxes                                          24,426,073       7,009,706       (2,738,602)

Provision (benefit) for income taxes                                                   8,093,970        (334,136)          29,789
                                                                                   -------------   -------------    -------------
                 Net income (loss) before extraordinary item                          16,332,103       7,343,842       (2,768,391)
Extraordinary net loss on early extinguishment of debt                                        --         162,748               --
                                                                                   -------------   -------------    -------------
Net income (loss)*                                                                    16,332,103       7,181,094       (2,768,391)

Perferred dividends and warrants in lieu of preferred dividends                               --              --         (135,418)
                                                                                   -------------   -------------    -------------
     Net income (loss)                                                             $  16,332,103   $   7,181,094    $  (2,903,809)
                                                                                   =============   =============    =============

Per share data:
Basic:
    Weighted average common shares outstanding                                        20,689,684      14,746,854       11,697,342
                                                                                   =============   =============    =============
    Net income (loss) before extraordinary net loss per share                      $        0.79   $        0.50    $       (0.25)
    Extraordinary net loss per share                                                          --           (0.01)              --
                                                                                   -------------   -------------    -------------
    Net income (loss) - Basic                                                      $        0.79   $        0.49    $       (0.25)
                                                                                   =============   =============    =============
Diluted:
    Weighted average common shares outstanding                                        21,514,625      17,062,806       11,697,342
                                                                                   =============   =============    =============
    Net income (loss) before extraordinary net loss per share                      $        0.76   $        0.43    $       (0.25)
    Extraordinary net loss per share                                                          --           (0.01)              --
                                                                                   -------------   -------------    -------------
    Net income (loss) - Diluted                                                    $        0.76   $        0.42    $       (0.25)
                                                                                   =============   =============    =============


* Net income (loss) includes acquired S corporation net income of $0, $1,232,636, and $1,347,477 for the years ended 1999, 1998 and 1997, respectively.


The accompanying notes are an integral part of the consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended October 31, 1999, 1998 and 1997

                                                                                                   October 31,
                                                                                   --------------------------------------------
                                                                                       1999            1998            1997
                                                                                   ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                                  $ 16,332,103    $  7,181,094    $ (2,768,391)
Adjustment to retained earnings as a result of business combination (Note 3)                 --        (581,089)             --
Adjustment to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                     2,822,087       1,835,057       1,004,138
    Loss on termination of capital lease                                                     --         225,395              --
    Loss on disposal of equipment                                                       124,121              --             772
    Gain on extraordinary item                                                               --         (62,647)             --
    Equity in loss of affiliate                                                          45,332              --              --
    Recognition of deferred tax asset                                                (1,063,689)       (941,000)             --
    Provision for doubtful accounts                                                   3,842,839       1,429,103          49,486
    Provision for inventory                                                             319,440         236,616              --
    Amortization of deferred compensation                                               181,357         121,887          17,250
    Amortization of affiliate purchase option                                           301,974              --              --
    Forfeiture of compensatory stock options in connection with AIM acquisition        (146,418)             --              --
    Amortization of loan discounts                                                        2,219         890,062         720,994
    Amortization of deferred financing costs                                                 --         246,204          30,776
    Issuance of compensatory stock                                                      830,947              --              --
    Increase in cash value of life insurance                                                 --              --          (1,193)
    Tax benefit from exercise of stock options                                          994,258              --              --
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Increase in accounts receivable                                               (56,339,373)    (25,865,693)    (12,770,174)
      Increase in inventories, net                                                  (10,834,767)     (5,579,244)     (5,308,962)
      Increase in prepaid royalties                                                 (12,118,784)       (466,809)     (1,090,250)
      Decrease (increase) in advances to developers                                   4,319,989      (4,319,989)             --
      (Increase) decrease in prepaid expenses and other current assets               (1,992,385)      1,295,156      (3,495,307)
      Decrease (increase) in capitalized software development costs, net                 33,367       2,055,691      (1,033,618)
      Decrease (increase) in other assets, net                                           33,259         (33,259)             --
      Increase in accounts payable                                                   30,180,775       8,540,452       6,899,111
      Increase in accrued expenses                                                    9,502,220       6,920,367       2,443,016
      Increase in due to/from related parties                                                --          49,917         400,420
      Decrease in other liabilities                                                  (3,980,558)        (87,343)             --
      (Decrease) increase in other current liabilities                                 (136,000)     (1,111,769)        441,932
                                                                                   ------------    ------------    ------------
                 Net cash used in operating activities                              (16,745,687)     (8,021,841)    (14,460,000)
                                                                                   ------------    ------------    ------------

Cash flows from investing activities:
    Purchase of fixed assets                                                         (2,212,456)       (630,304)       (714,514)
    Proceeds from the sale of fixed assets                                               34,000              --           1,500
    Cash restricted for letter of credit                                                     --       1,089,760      (1,089,760)
    Investment in affiliates                                                         (4,100,000)             --         133,893
    Acquisitions, net cash paid                                                     (15,262,322)     (1,186,874)       (100,000)
    Additional royalty payment in connection with acquisition                                --              --        (814,478)
                                                                                   ------------    ------------    ------------
                 Net cash used in investing activities                              (21,540,778)       (727,418)     (2,583,359)
                                                                                   ------------    ------------    ------------

Cash flows from financing activities:
    Issuance of stock and warrants in connection with initial public offering
      net of stock issuance costs of $1,920,232                                              --              --       7,463,769
    Issuance of stock in connection with the secondary public offering,
      net of issuance costs of $2,187,441                                            21,852,559              --              --
    Redemption of preferred stocks                                                           --            (317)             --
    Proceeds from private placement, net                                                     --       5,955,333              --
    Net borrowings under lines of credit                                             22,868,501      11,547,778       7,611,469
    Proceeds from notes payable                                                              --         951,569       7,200,000
    Repayments of notes payable                                                        (459,706)     (8,349,682)     (2,687,301)
    Proceeds from exercise of stock options                                           2,384,886         148,264             156
    Proceeds from the exercise of public warrants                                       223,889              --              --
    Repayment of capital lease obligation                                               (91,329)       (305,281)        (70,668)
    Dividends to preferred stockholders                                                      --              --         (35,000)
    Distributions to S Corporation shareholders                                              --        (931,000)       (673,092)
                                                                                   ------------    ------------    ------------
                 Net cash provided by financing activities                           46,778,800       9,016,664      18,809,333
                                                                                   ------------    ------------    ------------

Effect of foreign exchange rates                                                       (880,610)        123,238        (130,706)

Net increase in cash for the year                                                     7,611,725         390,643       1,635,268
Cash and cash equivalents, beginning of the year                                      2,762,837       2,372,194         736,926
                                                                                   ------------    ------------    ------------

Cash and cash equivalents, end of the year                                         $ 10,374,562    $  2,762,837    $  2,372,194
                                                                                   ============    ============    ============

Issuance of warrants in lieu of dividends                                          $         --    $         --    $    100,352
                                                                                   ============    ============    ============

Issuance of common stock in connection with acquisitions                           $     10,333    $     27,500    $      1,000
                                                                                   ============    ============    ============

Supplemental disclosure of non-cash investing and financing activities:
    Gathering purchase option                                                      $    973,026    $         --    $         --
                                                                                   ============    ============    ============

Supplemental information on businesses acquired:
    Fair value of assets acquired                                                                                  $  4,948,654
      Cash                                                                         $    328,708    $    313,126
      Accounts receivables, net                                                       7,167,499       2,642,301
      Inventories, net                                                                4,691,970       6,753,939
      Prepaid royalties                                                                  56,723              --
      Prepaid expenses and other assets                                                 399,704         366,883
      Property and equipment, net                                                     1,245,535          97,580
      Goodwill                                                                       24,096,940       2,008,119
    Less, liabilities assumed                                                                                        (1,100,492)
      Line of credit                                                                 (2,825,107)     (3,925,608)
      Accounts payable                                                               (7,516,610)     (4,779,229)       (700,000)
      Accrued expenses                                                               (1,492,723)       (108,111)             --
      Notes payable                                                                     (92,815)             --
      Other current liabilities                                                      (3,980,558)             --
      Stock issued                                                                   (6,095,603)     (1,615,706)     (3,000,000)
      Options issued                                                                         --        (253,294)
      Direct transaction costs                                                         (392,633)             --         (48,162)
                                                                                   ------------    ------------    ------------
Cash paid                                                                            15,591,030       1,500,000         100,000
    Less, cash acquired                                                                (328,708)       (313,126)             --
                                                                                   ============    ============    ============
Net cash paid                                                                      $ 15,262,322    $  1,186,874    $    100,000
                                                                                   ============    ============    ============

Cash paid during the year for interest                                             $  2,669,813    $  2,323,787    $  1,290,318
                                                                                   ============    ============    ============

Cash paid during the year for taxes                                                $    829,274    $     59,235    $     28,654
                                                                                   ============    ============    ============

Equipment acquired under capital lease                                             $         --    $     75,418    $    505,088
                                                                                   ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years ended October 31, 1997, 1998 and 1999

                                                                                        Class A                      Class B
                                                                                    Preferred Stock              Preferred Stock
                                                                              ----------------------------    ---------------------
                                                                                 Shares          Amount        Shares       Amount
                                                                              ------------    ------------    ---------   ---------
Balance, November 1, 1996                                                              317    $        317       17,500   $ 249,987

Conversion of preferred stock                                                           --              --      (17,500)   (249,987)

Issuance of warrants in lieu of dividends                                               --              --           --          --

Issuance of common stock and warrants in connection
with a  public offering, net of issuance costs                                          --              --           --          --

Issuance of common stock and warrants in
connection with  1997 placement of debt                                                 --              --           --          --

Conversion of warrants to common stock issued in
connection with 1996 private placement                                                  --              --           --          --

Issuance of common stock in connection with
TTE and ART acquisition                                                                 --              --           --          --

Exercise of stock options                                                               --              --           --          --

Declaration of dividends to preferred stockholders                                      --              --           --          --

Amortization of deferred compensation                                                   --              --           --          --

Distribution to S corporation shareholders prior to acquisition                         --              --           --          --

Foreign currency translation adjustment                                                 --              --           --          --

Net loss                                                                                --              --           --          --
                                                                              ------------    ------------    ---------   ---------
Balance, October 31, 1997                                                              317             317           --          --

Issuance of common stock and compensatory stock options in connection
with AIM acquisition                                                                    --              --           --          --

Issuance of preferred stock in connection with BMG acquisition                          --              --           --          --

Conversion of preferred stock to common stock issued in connection
with BMG acquisition                                                                    --              --           --          --

Issuance of common stock in connection with Directsoft acquisition                      --              --           --          --

Redemption of preferred stock                                                         (317)           (317)          --          --

Issuance of common stock in connection with March 1998 private
placement, net of issuance costs                                                        --              --           --          --

Issuance of common stock in connection with May 1998 private
 placement, net of issuance costs                                                       --              --           --          --

Cashless exercise of public warrants, 1 share of common stock for
 2 warrants surrendered                                                                 --              --           --          --

Cashless exercise of underwriters' warrants, 1 share of common stock for
 2 warrants surrendered                                                                 --              --           --          --

Conversion of warrants to common stock issued in connection with
1996 private placement                                                                  --              --           --          --

Exercise of stock options                                                               --              --           --          --

Issuance of common stock in connection with early extinguishment of debt                --              --           --          --

Issuance of compensatory stock options                                                  --              --           --          --

Amortization of deferred compensation                                                   --              --           --          --

Distributions to S corporation shareholders prior to acquisition                        --              --           --          --

Foreign currency translation adjustment                                                 --              --           --          --

Net income                                                                              --              --           --          --

Less: net income of JAG and Talonsoft  for the two months
ended December 31, 1997                                                                 --              --           --          --
                                                                              ------------    ------------    ---------   ---------
Balance, October 31, 1998                                                               --              --           --          --

Issuance of compensatory stock options                                                  --              --           --          --

Exercise of stock options                                                               --              --           --          --

Amortization of deferred compensation                                                   --              --           --          --

Forfeiture of compensatory stock options in connection with AIM acquisition             --              --           --          --

Issuance of common stock in connection with LDA and Joytech acquisition                 --              --           --          --

Issuance of common stock in connection with DVDWave.com acquisition                     --              --           --          --

Issuance of common stock in connection with Funsoft acquisition                         --              --           --          --

Issuance of common stock in connection with the investment in affiliate                 --              --           --          --

Issuance of common stock in connection with the Triad and Global acquisition            --              --           --          --

Proceeds from exercise of public warrants                                               --              --           --          --

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                             --              --           --          --

Issuance of common stock in lieu of royalty payments                                    --              --           --          --

Tax benefit in connection with the exercise of stock options                            --              --           --          --

Foreign currency translation adjustment                                                 --              --           --          --

Net income                                                                              --              --           --          --
                                                                              ------------    ------------    ---------   ---------
Balance, October 31, 1999                                                               --    $         --           --   $      --
                                                                              ============    ============    =========   =========



                                                                              Series A Convertible
                                                                                Preferred Stock                 Common Stock
                                                                          ---------------------------    ---------------------------
                                                                             Shares          Amount          Shares        Amount
                                                                          ------------    -----------    ------------   ------------
Balance, November 1, 1996                                                           --    $        --      10,281,000   $    102,809

Conversion of preferred stock                                                       --             --         409,791          4,098

Issuance of warrants in lieu of dividends                                           --             --              --             --

Issuance of common stock and warrants in connection
with a  public offering, net of issuance costs                                      --             --       1,840,000         18,400

Issuance of common stock and warrants in
connection with  1997 placement of debt                                             --             --          55,000            550

Conversion of warrants to common stock issued in
connection with 1996 private placement                                              --             --          26,035            260

Issuance of common stock in connection with
TTE and ART acquisition                                                             --             --         406,553          4,066

Exercise of stock options                                                           --             --          15,000            150

Declaration of dividends to preferred stockholders                                  --             --              --             --

Amortization of deferred compensation                                               --             --              --             --

Distribution to S corporation shareholders prior to acquisition                     --             --              --             --

Foreign currency translation adjustment                                             --             --              --             --

Net loss                                                                            --             --              --             --
                                                                          ------------    -----------    ------------   ------------
Balance, October 31, 1997                                                           --             --      13,033,379        130,333

Issuance of common stock and compensatory stock options in connection
with AIM acquisition                                                                --             --         500,000          5,000

Issuance of preferred stock in connection with BMG acquisition               1,850,000         18,500              --             --

Conversion of preferred stock to common stock issued in connection
with BMG acquisition                                                        (1,850,000)       (18,500)      1,850,000         18,500

Issuance of common stock in connection with Directsoft acquisition                  --             --          40,000            400

Redemption of preferred stock                                                       --             --              --             --

Issuance of common stock in connection with March 1998 private
placement, net of issuance costs                                                    --             --         158,333          1,583

Issuance of common stock in connection with May 1998 private
 placement, net of issuance costs                                                   --             --         770,000          7,700

Cashless exercise of public warrants, 1 share of common stock for
 2 warrants surrendered                                                             --             --         897,183          8,972

Cashless exercise of underwriters' warrants, 1 share of common stock for
 2 warrants surrendered                                                             --             --         160,000          1,600

Conversion of warrants to common stock issued in connection with
1996 private placement                                                              --             --         378,939          3,789

Exercise of stock options                                                           --             --         252,000          2,520

Issuance of common stock in connection with early extinguishment of debt            --             --          32,138            322

Issuance of compensatory stock options                                              --             --              --             --

Amortization of deferred compensation                                               --             --              --             --

Distributions to S corporation shareholders prior to acquisition                    --             --              --             --

Foreign currency translation adjustment                                             --             --              --             --

Net income                                                                          --             --              --             --

Less: net income of JAG and Talonsoft  for the two months
ended December 31, 1997                                                             --             --              --             --
                                                                          ------------    -----------    ------------   ------------
Balance, October 31, 1998                                                           --             --      18,071,972        180,719

Issuance of compensatory stock options                                              --             --         536,923          5,369

Exercise of stock options                                                           --             --         613,218          6,133

Amortization of deferred compensation                                               --             --              --             --

Forfeiture of compensatory stock options in connection with AIM acquisition         --             --              --             --

Issuance of common stock in connection with LDA and Joytech acquisition             --             --         364,766          3,648

Issuance of common stock in connection with DVDWave.com acquisition                 --             --          50,000            500

Issuance of common stock in connection with Funsoft acquisition                     --             --          60,281            603

Issuance of common stock in connection with the investment in affiliate             --             --         125,000          1,250

Issuance of common stock in connection with the Triad and Global acquisition        --             --         162,500          1,625

Proceeds from exercise of public warrants                                           --             --          40,795            408

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                         --             --       3,005,000         30,050

Issuance of common stock in lieu of royalty payments                                --             --          55,000            550

Tax benefit in connection with the exercise of stock options                        --             --              --             --

Foreign currency translation adjustment                                             --             --              --             --

Net income                                                                          --             --              --             --
                                                                          ------------    -----------    ------------   ------------
Balance, October 31, 1999                                                           --    $        --      23,085,455   $    230,855
                                                                          ============    ===========    ============   ============



                                                                                                                  Retained
                                                                                 Additional       Deferred        Earnings
                                                                               Paid-in Capital  Compensation      (Deficit)
                                                                               ---------------  ------------    ------------
Balance, November 1, 1996                                                       $  3,886,790    $    (34,500)   $    (22,582)

Conversion of preferred stock                                                        245,889              --              --

Issuance of warrants in lieu of dividends                                            100,352              --        (100,352)

Issuance of common stock and warrants in connection
with a  public offering, net of issuance costs                                     7,399,761              --              --

Issuance of common stock and warrants in
connection with  1997 placement of debt                                              909,229              --              --

Conversion of warrants to common stock issued in
connection with 1996 private placement                                                  (104)             --              --

Issuance of common stock in connection with
TTE and ART acquisition                                                            2,995,934              --              --

Exercise of stock options                                                             13,650              --              --

Declaration of dividends to preferred stockholders                                        --              --         (35,066)

Amortization of deferred compensation                                                     --          17,250              --

Distribution to S corporation shareholders prior to acquisition                           --              --        (673,092)

Foreign currency translation adjustment                                                   --              --              --

Net loss                                                                                  --              --      (2,768,391)
                                                                                ------------    ------------    ------------
Balance, October 31, 1997                                                         15,551,501         (17,250)     (3,599,483)

Issuance of common stock and compensatory stock options in connection
with AIM acquisition                                                               1,864,000        (253,294)             --

Issuance of preferred stock in connection with BMG acquisition                     9,520,563              --              --

Conversion of preferred stock to common stock issued in connection
with BMG acquisition                                                                      --              --              --

Issuance of common stock in connection with Directsoft acquisition                   256,100              --              --

Redemption of preferred stock                                                             --              --              --

Issuance of common stock in connection with March 1998 private
placement, net of issuance costs                                                     896,750              --              --

Issuance of common stock in connection with May 1998 private
 placement, net of issuance costs                                                  5,049,300              --              --

Cashless exercise of public warrants, 1 share of common stock for
 2 warrants surrendered                                                               (8,972)             --              --

Cashless exercise of underwriters' warrants, 1 share of common stock for
 2 warrants surrendered                                                               (1,600)             --              --

Conversion of warrants to common stock issued in connection with
1996 private placement                                                                    --              --              --

Exercise of stock options                                                            156,743              --              --

Issuance of common stock in connection with early extinguishment of debt             187,032              --              --

Issuance of compensatory stock options                                                75,000         (75,000)             --

Amortization of deferred compensation                                                     --         121,887              --

Distributions to S corporation shareholders prior to acquisition                          --              --        (931,000)

Foreign currency translation adjustment                                                   --              --              --

Net income                                                                                --              --       7,181,094

Less: net income of JAG and Talonsoft  for the two months
ended December 31, 1997                                                                   --              --        (581,089)
                                                                                ------------    ------------    ------------
Balance, October 31, 1998                                                         33,546,417        (223,657)      2,069,522

Issuance of compensatory stock options                                               831,203          (5,625)             --

Exercise of stock options                                                          2,378,753              --              --

Amortization of deferred compensation                                                     --         181,357              --

Forfeiture of compensatory stock options in connection with AIM acquisition         (146,418)             --              --

Issuance of common stock in connection with LDA and Joytech acquisition            3,716,965              --              --

Issuance of common stock in connection with DVDWave.com acquisition                  505,750              --              --

Issuance of common stock in connection with Funsoft acquisition                      466,575              --              --

Issuance of common stock in connection with the investment in affiliate            1,273,750              --              --

Issuance of common stock in connection with the Triad and Global acquisition       1,399,938              --              --

Proceeds from exercise of public warrants                                            223,481              --              --

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                       21,822,509              --              --

Issuance of common stock in lieu of royalty payments                                 332,200              --              --

Tax benefit in connection with the exercise of stock options                         994,258              --              --

Foreign currency translation adjustment                                                   --              --              --

Net income                                                                                --              --      16,332,103
                                                                                ------------    ------------    ------------
Balance, October 31, 1999                                                       $ 67,345,381    $    (47,925)   $ 18,401,625
                                                                                ============    ============    ============


                                                                             Accumulated
                                                                                Other                       Comprehensive
                                                                             Comprehensive                     Income
                                                                                Income          Total          (Loss)
                                                                             ------------    ------------    ------------
Balance, November 1, 1996                                                    $         --    $  4,182,821    $  1,681,673

Conversion of preferred stock                                                          --              --              --

Issuance of warrants in lieu of dividends                                              --              --              --

Issuance of common stock and warrants in connection
with a  public offering, net of issuance costs                                         --       7,418,161              --

Issuance of common stock and warrants in
connection with  1997 placement of debt                                                --         909,779              --

Conversion of warrants to common stock issued in
connection with 1996 private placement                                                 --             156              --

Issuance of common stock in connection with
TTE and ART acquisition                                                                --       3,000,000              --

Exercise of stock options                                                              --          13,800              --

Declaration of dividends to preferred stockholders                                     --         (35,066)             --

Amortization of deferred compensation                                                  --          17,250              --

Distribution to S corporation shareholders prior to acquisition                        --        (673,092)             --

Foreign currency translation adjustment                                          (130,706)       (130,706)       (130,706)

Net loss                                                                               --      (2,768,391)     (2,768,391)
                                                                             ------------    ------------    ------------
Balance, October 31, 1997                                                        (130,706)     11,934,712      (2,899,097)

Issuance of common stock and compensatory stock options in connection
with AIM acquisition                                                                   --       1,615,706              --

Issuance of preferred stock in connection with BMG acquisition                         --       9,539,063              --

Conversion of preferred stock to common stock issued in connection
with BMG acquisition                                                                   --              --              --

Issuance of common stock in connection with Directsoft acquisition                     --         256,500              --

Redemption of preferred stock                                                          --            (317)             --

Issuance of common stock in connection with March 1998 private
placement, net of issuance costs                                                       --         898,333              --

Issuance of common stock in connection with May 1998 private
 placement, net of issuance costs                                                      --       5,057,000              --

Cashless exercise of public warrants, 1 share of common stock for
 2 warrants surrendered                                                                --              --              --

Cashless exercise of underwriters' warrants, 1 share of common stock for
 2 warrants surrendered                                                                --              --              --

Conversion of warrants to common stock issued in connection with
1996 private placement                                                                 --           3,789              --

Exercise of stock options                                                              --         159,263              --

Issuance of common stock in connection with early extinguishment of debt               --         187,354              --

Issuance of compensatory stock options                                                 --              --              --

Amortization of deferred compensation                                                  --         121,887              --

Distributions to S corporation shareholders prior to acquisition                       --        (931,000)             --

Foreign currency translation adjustment                                           123,273         123,273         123,273

Net income                                                                             --       7,181,094       7,181,094

Less: net income of JAG and Talonsoft  for the two months
ended December 31, 1997                                                                --        (581,089)             --
                                                                             ------------    ------------    ------------
Balance, October 31, 1998                                                          (7,433)     35,565,568       7,304,367

Issuance of compensatory stock options                                                 --         830,947              --

Exercise of stock options                                                              --       2,384,886              --

Amortization of deferred compensation                                                  --         181,357              --

Forfeiture of compensatory stock options in connection with AIM acquisition            --        (146,418)             --

Issuance of common stock in connection with LDA and Joytech acquisition                --       3,720,613              --

Issuance of common stock in connection with DVDWave.com acquisition                    --         506,250              --

Issuance of common stock in connection with Funsoft acquisition                        --         467,178              --

Issuance of common stock in connection with the investment in affiliate                --       1,275,000              --

Issuance of common stock in connection with the Triad and Global acquisition           --       1,401,563              --

Proceeds from exercise of public warrants                                              --         223,889              --

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                            --      21,852,559              --

Issuance of common stock in lieu of royalty payments                                   --         332,750              --

Tax benefit in connection with the exercise of stock options                           --         994,258              --

Foreign currency translation adjustment                                          (819,586)       (819,586)       (819,586)

Net income                                                                             --      16,332,103      16,332,103
                                                                             ------------    ------------    ------------
Balance, October 31, 1999                                                    $   (827,019)   $ 85,102,917    $ 15,512,517
                                                                             ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

1.   Description of the Business:

     Take-Two Interactive Software, Inc. ("Take-Two" or the "Company") was incorporated in the State of Delaware on September 30, 1993. Take-Two and its wholly owned subsidiaries develop, publish, and distribute interactive software games designed for multimedia personal computers and video game console platforms.

2.   Significant Accounting Policies:

     Basis of Presentation

     The consolidated financial statements include the financial statements of Take-Two and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     As discussed in Note 3, in 1999 and 1998, the Company acquired all of the outstanding stock of Talonsoft ("Talonsoft") and Jack of All Games, Inc. ("JAG"), respectively. In 1997, the Company acquired Inventory Management Systems, Inc. ("IMSI") and Creative Alliance Group ("CAG"). These acquisitions have been accounted for as poolings of interests in accordance with APB No. 16 and accordingly, the accompanying financial statements have been restated to include the results of operations and financial position for all periods presented.

     Risks and Uncertainties

     Substantially all of the Company's net sales are attributable to publishing and distribution revenues. The publishing and distribution aspects of the Company's business are subject to increasing competition, rapid technological change and evolving consumer preferences, which result in shorter product lifecycles. The Company's continued success depends upon its ability to acquire, develop and market software products, which often requires substantial financing. Additionally, the financing for software products acquired or licensed must be on terms acceptable to the Company. If sales from newly acquired and developed software products fail to materialize, the Company's business, operating results and financial condition could be adversely affected in the near term.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to prepaid royalties, advances to developer, the recoverability of capitalized software development costs, other intangibles, income taxes, allowances for returns and receivables. Actual amounts could differ from those estimates.

     Concentration of Credit Risk

     A significant portion of cash balances are maintained with several major financial institutions with satisfactory standing and at times, exceeds insurable amounts.

     If the financial condition and operations of the Company's distributors or retailers deteriorate, the risk of collection could increase substantially. As of October 31, 1999 and 1998, the receivable balances from the largest customer amounted to approximately 14.4% and 14.9% of the Company's net balance, respectively. The 1999 receivable balance is partially insured whereas the 1998 receivable balance was fully insured. For the years ended October 1999, 1998 and 1997, the Company's five (5) largest customers accounted for 24.5%, 22.4% and 36.2% of net sales, respectively. Except for largest customer noted above, all receivable balances from the remaining customers were less than 10%.

     Revenue Recognition

     Distribution revenue is derived from the sale of third-party interactive software games and hardware and is recognized upon the shipment of product to retailers. Distribution revenue amounted to $145,596,886, $102,866,094 and $79,728,424 for 1999, 1998 and 1997, respectively. The Company sometimes negotiates accommodations to retailers, including price discounts, credits and product returns, when demand for specific products fall below expectations. Historically, the Company's write-offs from returns for its distribution activities have been less than 1% of distribution revenues. Publishing revenue is derived from the sale of internally developed interactive software games or from the sale of product licensed from a third party developer and is recognized upon the shipment of product to retailers. Publishing revenue amounted to $160,334,972, $91,185,472 and $17,612,801 in 1999, 1998 and 1997, respectively. The
     Company has historically experienced a product return rate of approximately 10% of gross publishing revenues.

     The Company's distribution arrangements with retailers generally do not give them the right to return products, however, the Company generally accepts product returns for stock balancing or defective products. The Company's publishing arrangements require the Company to accept product returns. The Company establishes a reserve for future returns at the time of product sales, based primarily on these return policies, markdown allowances, and historical return rates, and as such, the Company recognizes revenues net of product returns.

     Advertising

     The Company reports the costs of all advertising as expenses in the periods in which those costs are incurred. Advertising costs in which the benefits exist in the future period are recorded as prepaid assets. The Company shares portions of certain customers' advertising expenses through co-op advertising arrangements. Advertising expense for the years ended October 31, 1999, 1998 and 1997 amounted to $11,986,347, $6,670,303 and $1,038,407, respectively.

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

     Inventory

     Inventories are stated at the lower of average cost or market. The Company periodically evaluates the carrying value of its inventories and adjusts these as necessary.

     Prepaid Royalties

     Prepaid royalties represent prepayments made to independent software developers under development agreements. Prepaid royalties are expensed at the contractual royalty rate as cost of sales based on actual net product sales. Management continuously evaluates the future realization of prepaid royalties, and charges to cost of sales any amount that management deems unlikely to be realized based upon the contractual royalty rate and product sales. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. Prepaid royalties were written down $1,307,717, $884,454 and $350,000 for the years ended October 31, 1999, 1998 and 1997, respectively, to estimated net realizable value. Amortization of prepaid royalties amounted to $12,144,006, $9,093,885, and $3,644,935 during fiscal years 1999,1998 and
     1997, respectively.

     Fixed Assets

     Computer equipment, office equipment, furniture and fixtures and automobiles are depreciated using the straight-line method over their estimated lives ranging from five to seven years. Computer software is depreciated using the straight-line method over three years. Leasehold improvements are amortized over the lesser of the term of the related lease or estimated useful lives. Accumulated amortization includes the amortization of assets recorded under capital leases. The carrying value of these assets are recorded at historical cost. The cost of additions and betterments greater than $1,000 is capitalized.

     Capitalized Software Development Costs

     Costs associated with research and development are expensed as incurred. Software development costs incurred subsequent to establishing technological feasibility are capitalized. Capitalized software costs are compared, by game title, to estimated net realizable value of the product and capitalized amounts in excess of estimated net realizable value, if any, are immediately written off. Capitalized software costs were written down by $698,407, $1,411,784 and $210,500 for the years ended October 31, 1999, 1998 and 1997, respectively, to estimated net realizable value. Amortization of capitalized software costs amounted to $1,135,505, $1,767,486 and $755,986 during 1999, 1998 and 1997, respectively.

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

     Comprehensive Income (Loss)

     The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). Comprehensive income
     (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in foreign currency translation adjustments. The net effect of income taxes on comprehensive income (loss) is immaterial. The disclosures required by SFAS No. 130 for the years ended October 31, 1999, 1998 and 1997 have been included in the Statements of Stockholders' Equity.

     Intangible Assets

     Intangible assets consist of trademarks and the remaining excess purchase price paid over identified intangible and tangible net assets of acquired companies. Intangible assets are amortized under the straight-line method over the period of expected benefit of seven years for the acquisition of development studios and ten years for the acquisition of distribution operations. The Company assesses the recoverability of its intangible assets by determining whether the carrying value can be recovered through estimated future cash flows over its remaining life. If estimated future cash flows indicate that the unamortized balance will not be recovered, an adjustment will be made to reduce the carrying value to an amount consistent with estimated future cash flows discounted at the Company's incremental borrowing rate. Cash flow estimates are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

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

     Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid royalties, advances to developers, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company's line of credit, notes payable and capital lease obligation approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at October 31, 1999.

3.   Business Acquisitions:

     The Company acquired a number of companies that develop, publish, and distribute interactive software games during the three-year period ended October 31, 1999. The aggregate purchase price, including cash and stock payments, was $9.7 million, $13.2 million and $3.8 million in 1999, 1998 and 1997, respectively. The aggregate purchase price excludes the value of stock issued for pooled companies.

     In 1999,  1998 and 1997,  1,033,336,  2,750,000  and 900,000  shares of the
     Company's common stock were issued for acquisitions accounted for as poolings of interests. The companies pooled and the respective shares of the Company's common stock issued were: Talonsoft 1,033,336 shares, JAG 2,750,000 shares and IMSI and CAG 900,000 shares.

     The Company's consolidated financial statements, including the related notes, have been restated as of the earliest period presented to include the results of operations, financial position and cash flows of the above pooled entities. The Company, as well as IMSI and CAG, reports its financial results on an October 31 fiscal year-end basis, whereas JAG and Talonsoft reported their financial results on a December 31 calendar year-end basis. For the purpose of pooling of interests accounting, the Company's statement of operations for the year ended October 31, 1997 was combined with JAG's and Talonsoft's statement of operations for the year ended December 31, 1997. The Company's statement of operations for the year ended October 31, 1998 includes JAG's and Talonsoft's statement of operations for the period November 1, 1997 to October 31, 1998. Accordingly, JAG's and Talonsoft's net income of $431,527 and $149,562, respectively, for the two months ended December 31, 1997 has been reflected as an adjustment to retained earnings for the year ended October 31, 1998. The results of operations of JAG and Talonsoft for such two months period includes net revenues of $23,893,108 and $351,609, respectively. A net sales and net income (loss) reconciliation for the years ending October 31, 1998 and 1997 is summarized below:

                                                Net Sales      Net Income/(Loss)
                                                ---------      -----------------
 FOR THE YEAR 1998:
   As Reported                                $191,071,672         $  6,945,649
   Pooled Companies                              2,979,894              235,445
   As Restated                                $194,051,566         $  7,181,094


 FOR THE YEAR 1997:
   As Reported                                $ 19,014,083         $ (4,297,499)
   Pooled Companies                             78,327,142            1,393,690
   As Restated                                $ 97,341,225         $ (2,903,809)

     The "As Reported" balances shown above reflect amounts previously reported on Form 10-K for 1998 and Form 10-KSB for 1997, net of distributions paid to S corporation shareholders prior to acquisition . The "As Restated" balance for 1998 reflects the restatement for Talonsoft pooled in December 1998. The "As Restated" balance for 1997 reflects the restatement for JAG pooled in August 1998 and Talonsoft.

     The acquisitions described below have been accounted for as purchase transactions in accordance with APB No. 16 and, accordingly, the results of operations and financial position of the acquired businesses are included in the Company's consolidated financial statements from the date of acquisition.

     In 1999, the Company paid $1.2 million in cash, issued 637,547 shares of its common stock (valued at $6.1 million), and incurred direct transaction costs of approximately $390,000 for acquisitions accounted for as purchases. These acquisitions include LDA Distribution Limited ("LDA"), Joytech Europe Limited ("Joytech"), DVDWave.com, Funsoft Nordic A.S. ("Funsoft"), Triad Distributors, Inc. ("Triad"), Global Star Software Ltd. ("Global"), DMA Design Holdings Limited, DMA Design Limited ("DMA") and CD Verte, S.p.A. ("CD Verte"). In addition, for CD Verte, the Company paid $800,000 on December 1, 1999 and will pay an additional $1.2 million, subject to downward adjustment based on net income of the acquired entity, over a three-year period. The most significant assumption of liabilities relate to the acquisition of DMA where the Company assumed liabilities of $12.3 million.

     In 1998, the Company paid $1.5 million in cash, issued 540,000 shares of its common stock (valued at $1.9 million), issued 1,850,000 shares of its Series A Convertible Preferred Stock (the "Preferred Stock" valued at $9.5 million) and granted 76,000 non-plan stock options (valued at $250,000) for acquisitions accounted for as purchases. The Preferred Stock was converted into Common Stock in August 1998 on a one-for-one basis. These acquisitions include Alliance Inventory Management ("AIM"), DirectSoft Australia Pty. Ltd. ("DirectSoft") and substantially all of the assets of BMG Interactive Group.

     In 1997, the Company issued 406,553 shares of its common stock (valued at $3 million) and recorded a liability for acquisition related deferred payments of $700,000 for acquisitions accounted for as purchases. These acquisitions include Take-Two Interactive Software Europe Limited ("TTE") and Alternative Reality Technologies ("ART").

     The unaudited pro forma data below for the years ended October 31, 1999 and 1998 is presented as if these purchase acquisitions had been made as of November 1, 1998 and 1997, respectively. The unaudited pro forma financial information is based on management's estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisitions had, in fact, been completed on the dates assumed, or which may result in the future. The unaudited pro forma financial information does not include purchase acquisition that are insignificant to the Company's operations.

                                                                        Pro forma Unaudited
                                                              ---------------------------------------
                                                              October 31, 1999       October 31, 1998
                                                              ----------------       ----------------
Total Revenues:
         Take-Two (1)                                           $305,931,858           $194,051,566
         Take-Two inclusive of LDA / Joytech                     307,817,830            201,157,956
         Take-Two inclusive of LDA / Joytech and Triad/Global    313,289,430            206,611,056

Net income (loss):
         Take-Two (1)                                           $ 16,332,103           $  7,181,094
         Take-Two inclusive of LDA / Joytech                      16,367,015              7,328,822
         Take-Two inclusive of LDA / Joytech and Triad/Global     16,086,615              7,412,222

         Net income (loss) per share - Basic                    $       0.78           $       0.48


(1)  includes IMSI, CAG, TTE, ART, AIM, BMG, DirectSoft, JAG and Talonsoft


4.   Investment:

     In February 1999, the Company purchased a 19.9% Class A limited partnership interest in Gathering of Developers I, Ltd. ("Gathering") for $4 million. Gathering is a developer-driven computer and video game publishing company. In accordance with APB No. 18, the investment has been accounted for by the equity method due to the Company having significant influence over Gathering. The difference between the carrying value of the investment and the underlying equity in the net assets amounted to $4,376,529, which was recorded as an intangible asset. This intangible asset is being amortized under the straight-line method over the period of expected benefit of seven years.

     In addition, the general partner and each Class B limited partner of Gathering granted the Company an option to purchase all of their interests, exercisable on two separate occasions during the six-month periods ending April 30, 2001 and 2002 based on a fixed formula. In consideration of the option grant, the Company issued Gathering's partners 125,000 shares of common stock, valued at $1,275,000, which is being amortized over the life of the purchase option.

5.   Inventories:

     As of October 31, 1999 and 1998, inventories consist of:

                                                1999               1998
                                             -----------        -----------

     Parts and Supplies                      $   268,461        $   166,138
     Finished products                        41,031,377         25,926,403
                                             -----------        -----------
                                             $41,299,838        $26,092,541
                                             ===========        ===========

6.   Fixed Assets:

     As of October 31, 1999 and 1998, fixed assets consist of:

                                                   1999            1998
                                               -----------     -----------
     Computer equipment                        $ 2,397,550     $ 1,691,801
     Office equipment                            1,070,959         629,459
     Computer software                               8,433          43,151
     Furniture and fixtures                      1,326,035         554,343
     Automobiles                                   228,453         323,957
     Leasehold improvements                        798,628         232,784
     Capital leases                                232,858         248,462
                                               -----------     -----------
                                                 6,062,916       3,723,957
     Less, accumulated depreciation and
       amortization                             (1,942,599)     (1,744,299)
                                               -----------     -----------
                                               $ 4,120,317     $ 1,979,658
                                               ===========     ===========

     Depreciation expense for the years ended October 31, 1999, 1998 and 1997 amounted to $1,160,350, $787,691 and $507,951, respectively.

7.   Lines of Credit:

                                                           1999          1998
                                                       -----------   -----------
     JAG line of credit with Provident Bank-           $        --   $22,711,817
      (9.25% to 9.75% in 1998)
     JAG line of credit with NationsBank -              43,683,555     6,922,860
      8.25% to 8.75% (8.75%  to 9.25% in 1998)
     TTE line of credit with Barclays' Bank -
      6.62% to 8.25% (8.25% to 10.25% in 1998)          12,323,530       393,723
     Triad line of credit with Royal Bank of Canada-        40,761            --
     8.75% to 9.50%
     Take-Two line of credit with Citibank -                    --       246,998
     (9.0% in 1998)
     Talonsoft line of credit -                                 --        75,000
     (9.5% in 1998)                                    ===========   ===========
      Lines of credit                                  $56,047,846   $30,350,398
                                                       ===========   ===========

     In August 1999, the Company's domestic subsidiary, JAG, entered into a line of credit with NationsBank, N.A. ("NationsBank") which provides for borrowings of up to $50,000,000 through April 30, 2000 and $45,000,000 thereafter. These borrowings bear a variable interest rate and as of October 31, 1999, the rate is 8.75% and is payable monthly. Borrowings under the line of credit are collateralized by all of JAG's accounts receivable, inventory, equipment, intangibles and other personal property. The available credit under this facility was $6,316,445 at October 31, 1999. Subsequent to October 31, 1999, the Company replaced this line of credit as discussed in Note 17.

     Also, in August 1999, the Company's European subsidiary, TTE, entered into a line of credit with Barclays' Bank. The line of credit provides for borrowings of up to approximately (pound)10,600,000 ($17,423,750) as of October 31, 1999. Advances under the line of credit bear a variable interest rate and as of October 31, 1999 the rate is 8.25% and is payable quarterly. Borrowings are collateralized by receivables of the Company's

     European subsidiaries. The available credit under this facility was $5,100,220 at October 31, 1999. Subsequent to October 31, 1999, the Company replaced this line of credit as discussed in Note 17.

     In 1998, the Company and its subsidiaries had lines of credit with various banks. These credit lines permitted borrowings at fluctuating interest rates determined by the banks. Where required, the Company guaranteed the repayment of these borrowings. Unused lines of credit by the Company and its subsidiaries at October 31, 1998 aggregated $3,889,546. The weighted-average interest rate on outstanding balances at October 31, 1998 was approximately 9.25%.

8.   Commitments and Contingencies:

     Capital Leases

     The Company leases equipment under capital lease agreements, which extend through fiscal year 2002. Future minimum lease payments under these capital leases, and the present value of such payments as of October 31, 1999 is as follows:

             Year ending October 31:
             -----------------------
                     2000                                              $ 69,489
                     2001                                                16,525
                     2002                                                 4,073
                                                                       --------

     Total minimum lease payments                                        90,087

     Less, amounts representing interest                                 (5,001)
                                                                       --------

     Present value of minimum obligations under capital leases         $ 85,086
                                                                       ========

     Lease Commitments

     The Company leases 22 office and warehouse facilities. The corporate headquarters is under a noncancelable operating lease with related parties and expires in March 2004. Rent expense and certain utility expenses under this lease amounted to $301,526, $132,719 and $111,400 for the years ended October 31, 1999, 1998 and 1997, respectively. The other offices are under noncancelable operating leases expiring at various times from July 2001 to September 2007. In addition, the Company has leased certain equipment under noncancelable operating leases, which expire through December 2002.

     Future minimum rentals required as of October 31, 1999 are as follows:

     Year ending October 31:
     -----------------------
             2000                                                    $ 3,425,885
             2001                                                      3,211,344
             2002                                                      2,587,699
             2003                                                      2,090,623
             2004                                                      1,762,342
             thereafter                                                2,295,989
                                                                     -----------

             Total minimum lease payments                            $15,373,882
                                                                     ===========

     Rent expense amounted to $1,543,902, $921,206 and $734,217 for the years ended October 31, 1999, 1998 and 1997, respectively.

9.   Accrued Expenses:

     Accrued expenses as of October 31, 1999 and 1998 consist of:


                                                      1999          1998
                                                   -----------   -----------
     Accrued co-op advertising, price protection   $ 3,613,926   $ 3,075,340
       and product discounts
     Accrued VAT and corporate taxes payable        12,690,211     2,444,482
     Royalties payable                               1,989,169     2,143,302
     Other                                           1,868,504     1,503,743
                                                   -----------   -----------
     Total                                         $20,161,810   $ 9,166,867
                                                   ===========   ===========

10.  Employee Savings Plans:

     The Company maintains a 401(k) profit sharing plan and trust (the "401(k) Plan"). The 401(k) Plan is offered to all eligible employees and participants may make voluntary contributions up to 15% of their salary. The Company does not match employee contributions.

11.  Income Taxes:

     The Company is subject to foreign withholding taxes in certain countries where it does business. The Company's net operating loss carryforwards will expire between fiscal 2012 and fiscal 2019. Domestic and foreign pre-tax income (loss) was as follows:

                             ---------------------------------------------
                                 1999             1998             1997
                             -----------      -----------      -----------
     Domestic                $   228,195      $ 4,000,037      $(3,393,650)
     Foreign                  24,197,878        3,009,669          655,048
                             -----------      -----------      -----------
     Total                   $24,426,073      $ 7,009,706      $(2,738,602)
                             ===========      ===========      ===========


     Income tax expense (benefit) is as follows:

                                                          Years ended October 31,
                                                  ----------------------------------------
                                                      1999          1998           1997
                                                  -----------   -----------    -----------
     Current:
             Federal                              $        --   $        --    $        --
             State and local                           22,786       213,793         11,368
             Foreign                                8,001,753       393,071         18,421
     Deferred                                          69,431     1,442,526     (1,728,577)
     Increase (decrease) in valuation allowance            --    (2,383,526)     1,728,577
                                                  -----------   -----------    -----------
                                 Total            $ 8,093,970   $  (334,136)   $    29,789
                                                  ===========   ===========    ===========

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                1999       1998       1997
                                               ------     ------     ------
     Effective tax rate reconciliation:
        Statutory federal tax rate (benefit)     34.0%      34.0%     (34.0)%
        State taxes, net of federal benefit       6.3%       1.9%      (4.9)%
        Foreign tax rate differential            (7.4)%       --        3.0%
        Effect of valuation allowance              --      (42.9)%     40.9%
        Goodwill amortization                     1.0%       3.8%       4.9%
        Other permanent items                    (0.8)%     (1.5)%     (8.8)%
                                               ------     ------     ------
                                                 33.1%      (4.7)%      1.1%
                                               ======     ======     ======


     The components of the net deferred tax asset as of October 31, 1999 and 1998 consists of the following:

                                                          1999           1998
                                                     -----------    -----------

Capitalized software                                 $(1,580,642)   $(1,303,496)
Bad debt allowance                                     1,266,427        303,355
Other                                                    517,116        178,100
Deferred revenue                                              --         47,600
Accumulated depreciation and amortization                497,957        792,345
Tax credit carryforward                                  378,809        348,788
Net operating loss carryforward                          925,022        574,308
                                                     -----------    -----------
                            Net deferred tax asset     2,004,689        941,000
        Less, valuation allowance                             --             --
                                                     -----------    -----------
                            Deferred tax asset       $ 2,004,689    $   941,000
                                                     ===========    ===========

     The Company believes that it is more likely than not that it will utilize the deferred tax asset in the future, and accordingly, the Company recorded an asset in the amount of $2,004,689 and $941,000 for the years ended October 31, 1999 and 1998, respectively.


12.  Stockholders' Equity (See Notes 2 and 3):

     Private Placement

     In March 1998, the Company sold 158,333 shares of Common Stock in a private placement and received net proceeds of $898,333.

     In May 1998, the Company consummated a private placement of 770,000 shares of Common Stock and received net proceeds of $5,057,000.

     Public Offering

     In May 1999, the Company consummated a secondary public offering of 3,005,000 shares of common stock, including 255,000 common shares issued pursuant to an over-allotment option. The proceeds from the offering were $21,852,559, net of discounts and commissions and offering expenses of $2,187,441.

     Class A Preferred Stock

     In November 1997, the Company redeemed all outstanding shares of Class A Preferred Stock at the redemption price of $1.00 per share.

     Class B Preferred Stock

     In February 1997, the holder of Class B Preferred Stock elected to convert all outstanding shares into 409,791 shares of common stock. Accordingly, all dividends in arrears became due upon conversion. As an inducement to enter into such agreement, in February 1997, the Company issued options to purchase 38,746 shares of Common Stock at an exercise price of $2.41 per share. Approximately $100,000 has been recorded as an additional dividend as a result of the issuance of these options for the fiscal year ended October 31, 1997, and is reflected in the earnings per share computations for such period. In addition, the Company entered into a three-year consulting agreement pursuant to which the Stockholder agreed to provide management-consulting services to the Company in consideration of the payment of $100,000 over the term of the agreement.

     Series A Preferred Stock

     In March 1998, the Company issued 1,850,000 shares of Series A Convertible Preferred Stock in connection with the acquisition of substantially all of the assets of BMG Interactive Group. This Preferred Stock was converted on a one-for-one basis into shares of the Company's Common Stock in August 1998.

     Warrants

     In June 1998, the Company, pursuant to a cashless exercise, announced that the holders of 1,840,000 warrants issued in connection with its initial public offering, could elect to receive one share of the Company's Common Stock for two warrants surrendered to the Company at any time until August 25, 1998. As of August 25, 1998, an aggregate of 1,794,366 warrants were exchanged for 897,183 shares of Common Stock. In August 1998, the Company issued 160,000 shares of Common Stock in connection with a cashless exercise of the 320,000 underwriters' warrants that were issued with its initial public offering.

     In February 1999, the Company announced its election to exercise its option to redeem its outstanding redeemable warrants issued in connection with its initial public offering. Each warrant entitles the registered holder to purchase, at a price of $5.50, one share of the Company's Common Stock at any time until March 15, 1999. As of March 15, 1999, an aggregate of 40,795 warrants were redeemed.

     As of October 31, 1999 and 1998, there are outstanding common stock purchase warrants for an aggregate of 662,304 and 347,894 shares of the Company's Common Stock, respectively, at prices ranging from $ .01 to $ 9.00.

13.  Incentive Plans:

     Stock Option Plans

     The Company's 1994 Stock Plan, (the "1994 Plan") authorizes the Board to issue incentive stock options ("ISO"), as defined in Section 422 of the Internal Revenue Code (the "Code"). Pursuant to the 1994 Plan, qualified options to acquire an aggregate of 896,654 shares of common stock, may be granted to key employees, consultants, officers and directors of the Company. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of Code
     Section 422) 10% or more of the outstanding stock of the Company (a "10% Stockholder"), the exercise price shall not be less than 110% of such fair market value. Each option is to expire at such date as the Board of Directors determines. Options may not be exercised prior to one month from the day on which such option is granted, or on or after the tenth anniversary (fifth anniversary in the case of an ISO granted to a 10% Stockholder) of their grant. Options may not be transferred during the lifetime of an option holder.

     As of October 31, 1999, the 1994 Plan has no stock options outstanding. As of October 31,1998, there were outstanding stock options for an aggregate of 639,676 shares of the Company's Common Stock at prices ranging from $.92 to $2.41 per share expiring at various times from 1999 to 2005.

     In January 1997, the stockholders of the Company approved the Company's 1997 Stock Option Plan, as previously adopted by the Company's Board of Directors (the "1997 Plan"), pursuant to which officers, directors, and/or key employees and/or consultants of the Company can receive ISO's to purchase up to an aggregate of 400,000 shares of the Company's Common Stock. The aggregate number of options to be granted under the Plan was increased to 3,500,000 in April 1999 from 2,000,000 in April 1998.

     The 1994 Plan and the 1997 Plan (collectively the "Plans") are administered by the Board of Directors. Subject to the provisions of the Plans, the Board of Directors or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions.

     As of October 31, 1999 and 1998, the 1997 Plan has outstanding stock options for an aggregate of 2,665,170 and 1,825,204 shares of the Company's Common Stock, respectively, at prices ranging from $5.00 to $8.93 per share vesting at various times from 1997 to 2002 and expiring at various times from 2002 to 2008.

     Non-Plan Stock Options

     As of October 31, 1999 and 1998, there are outstanding non-plan stock options for an aggregate of 1,060,167 and 166,320 shares of Common Stock, respectively, at prices ranging from $2.00 to $12.56 per share vesting from 1999 to 2002 and expiring at various times from 2002 to 2004.

     For those options with exercise prices less than fair value at the measurement date, the difference is amortized over the vesting period. Compensation expense for the years ended October 31, 1999, 1998, and 1997 approximated $29,000, $121,000, and $17,000, respectively.

     The following table summarizes the activity in options under the plans inclusive of non-plan options:

                                                                Weighted Average
                                                    Shares       Exercise Price
                                                   -----------   --------------
     Options outstanding - October 31, 1996           936,565        $1.02
     Granted - exercise price equal to fair value     449,534        $4.71
     Exercised                                        (15,000)       $0.92
                                                   -----------
     Options outstanding - October 31, 1997         1,371,099        $2.23
     Options exercisable - October 31, 1997         1,073,957
     Granted - exercise price equal to fair value   1,540,000        $5.29
     Granted - exercise price less than fair value    106,000        $2.14
     Exercised                                       (252,000)       $0.63
     Forfeited                                       (133,899)       $5.18
                                                   -----------
     Options outstanding - October 31, 1998         2,631,200        $4.02
     Options exercisable - October 31, 1998         1,019,008
     Granted-exercise price equal to fair value     2,506,250        $7.94
     Exercised                                     (1,100,784)       $2.85
     Forfeited                                       (311,329)       $5.07
                                                   -----------
     Options outstanding - October 31, 1999         3,725,337        $6.96
     Options exercisable - October 31, 1999         1,346,407

     The following summarizes information about stock options outstanding at October 31, 1999 and 1998:

                                                                Weighted    Average
                                                                Average    Remaining
                                                                Exercise  Contractual
                Exercise Price Shares                Shares      Price       Life
     ---------------------------------------       ---------   ---------   ---------
     $2.00-$5.50                                   1,099,687   $    4.94        3.53
     $5.625-$7.75                                  1,358,650   $    6.77        4.01
     $7.875-$12.5625                               1,267,000   $    8.92        4.63
                                                   ---------   ---------   ---------
     Options outstanding - October 31, 1999        3,725,337   $    6.96        3.93
                                                   =========   =========   =========

     $0.92 - $2.41                                   826,784   $    1.37        5.10
     $5.00 - $7.125                                1,804,416   $    5.22        4.61
                                                   ---------   ---------   ---------
     Options outstanding - October 31, 1998        2,631,200   $    4.02        4.64
                                                   =========   =========   =========


     The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and the net income (loss) per share would have been reduced to the pro-forma amounts indicated below.

                                                1999             1998            1997
                                           --------------   --------------  --------------
     Net income (loss)
                       As reported         $   16,332,103   $    7,181,094  $   (2,903,809)
                       Pro-forma           $   12,769,352   $    6,500,790  $   (2,708,400)

     Net income (loss) per share
                       As reported-Basic   $          .79   $          .49  $         (.25)
                       Pro-forma-Basic     $          .62   $          .44  $         (.23)


     The pro-forma disclosures shown are not representative of the effects on net income (loss) and the net income (loss) per share in future years.

     The fair value of the Company's stock options used to compute pro-forma net income (loss) and the net income (loss) per share disclosures is the estimated present value at the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions for 1999 were used to value grants: expected volatility of 60% for grants with a holding period of three to four years and 65% for holding periods of five years or more; a risk-free interest rate of generally 4% to 6%; and an expected holding period of three to five years. For 1998 and 1997, respectively, the following weighted average assumptions were used to value grants; expected volatility of 55% and 60%; a risk-free interest rate of 5% and 6.22%; and an expected holding period of four to five years and seven years, respectively.

14.  Results By Quarter (Unaudited):

     1999                    1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
     ---------------------------------------------------------------------------------
     Net sales               $ 68,280,653   $ 52,165,332   $ 63,562,470   $121,923,403
     Gross profit              14,742,813     16,080,315     19,631,369     40,355,537
     Income (Loss) before
       extraordinary items      2,894,836      1,561,172      2,707,824      9,168,271
                             ------------   ------------   ------------   ------------
     Net income-basic        $  2,894,836   $  1,561,172   $  2,707,824   $  9,168,271
                             ------------   ------------   ------------   ------------
     Net income-diluted      $  2,894,836   $  1,561,172   $  2,707,824   $  9,168,271
                             ------------   ------------   ------------   ------------

     Per share data:
       Basic EPS                     0.16           0.08           0.12           0.39
       Diluted EPS                   0.15           0.08           0.12           0.39

                             1st Quarter                 2nd Quarter                  3rd Quarter              4th Quarter
1998                    Restated     As Reported    Restated     As Reported    Restated    As Reported    Restated      As Reported
------------------------------------------------------------------------------------------------------------------------------------
Net sales              $51,405,361   $22,068,437   $39,948,370   $22,922,113   $38,426,145   $21,906,481   $64,271,690   $63,220,619
Gross profit            10,607,792     7,086,801    10,100,929     7,967,049    10,255,862     7,829,190    15,531,811    14,932,068
Income (Loss) before
  extraordinary items    1,821,181     1,240,989       721,800       629,153       797,437       165,254     4,003,424     3,660,362
                       -------------------------   -------------------------   -------------------------   -------------------------
Net income-basic       $ 1,821,181   $ 1,240,989   $   496,405   $   629,153   $   860,084   $   227,901   $ 4,003,424   $ 3,660,362
                       -------------------------   -------------------------   -------------------------   -------------------------
Net income-diluted     $ 1,917,511   $ 1,337,319   $   496,405   $   629,153   $   860,084   $   227,901   $ 4,003,424   $ 3,660,362
                       -------------------------   -------------------------   -------------------------   -------------------------

Per share data:
  Basic EPS                   0.14          0.13          0.04          0.06          0.06          0.02          0.23          0.22
  Diluted EPS                 0.13          0.12          0.03          0.05          0.05          0.02          0.21          0.21

     The "As Reported" balances reflect amounts previously reported which incorporated the results of all prior acquired companies. The "Restated" balances reflect the restatement for companies pooled in August 1998 and December 1998.

15.  Geographic Areas:

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

     For the years ended October 31, 1999, 1998 and 1997, the Company's net sales in domestic markets accounted for approximately 65.4%, 78.4% and 94.1%, respectively, and net sales in international markets accounted for 34.6%, 21.6% and 5.9%, respectively.

     As of October 31, 1999 and 1998, the Company's net fixed assets in domestic markets accounted for approximately $1,762,749 and $1,287,151, respectively, and net fixed assets in international markets accounted for $2,357,568 and $692,507, respectively.

     Total non-current assets and net sales are shown below by major geographic area:

                                      1999           1998           1997
                                 ------------   ------------   ------------
     Total Non-current Assets:
       United States             $ 14,032,359   $  9,116,176   $  8,244,404
       International                                                     --
         United Kingdom            20,974,138      4,051,233      4,487,514
         All other Europe           5,334,078        483,658             --
         Other                      3,401,619        432,337             --
                                 ------------   ------------   ------------
                                 $ 43,742,194   $ 14,083,404   $ 12,731,918
                                 ------------   ------------   ------------

     Net Sales:
       United States             $200,018,543   $152,180,941   $ 92,357,474
       International
         Canada                     5,393,152      1,555,853        128,345
         United Kingdom            53,101,422     24,444,279      2,966,851
         All other Europe          37,303,809      5,080,105        549,000
         Asia Pacific               9,366,458      3,122,982        998,507
         Other                        748,474      7,667,406        341,048
                                 ------------   ------------   ------------
                                 $305,931,858   $194,051,566   $ 97,341,225
                                 ------------   ------------   ------------

     Net Sales are attributed to geographic areas based on where the products were shipped to.


16.  Net Income (Loss) per Share:

     The computation for diluted number of shares excludes those unexercised stock options and warrants which are antidilutive. The number of such shares were 470,000, 50,000 and 4,192,298 for the years ended October 31, 1999, 1998 and 1997, respectively.

     The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the years ended October 31, 1999, 1998 and 1997. The extraordinary gain for the year ended October 31, 1998, has no significant effect on the EPS calculation and therefore, is not shown separately.

                                                                                 Net Income                      Per Share
                                                                                    (Loss)          Shares         Amount
                                                                                 ------------    ------------   ------------
Year Ended October 31, 1999
     Basic EPS                                                                   $ 16,332,103      20,689,684   $        .79
     Effect of dilutive securities - Stock options and warrants                            --         824,941           (.03)
                                                                                 ------------    ------------   ------------
     Diluted EPS                                                                 $ 16,332,103      21,514,625   $        .76
                                                                                 ============    ============   ============

Year Ended October 31, 1998
     Extraordinary net loss on early extinguishment of debt-Basic                $   (162,748)     14,746,854   $       (.01)
     Extraordinary net loss on early extinguishment of debt- Diluted                 (162,748)     17,062,806           (.01)
     Basic EPS after extraordinary net loss on early extinguishment of debt         7,181,094      14,746,854            .49
     Effect of dilutive securities-stock options and warrants                              --       2,315,952           (.07)
                                                                                 ------------    ------------   ------------
     Diluted EPS after extraordinary net loss on early extinguishment of debt    $  7,181,094      17,062,806   $        .42
                                                                                 ============    ============   ============

Year Ended October 31, 1997
     Basic EPS                                                                   $ (2,903,809)     11,697,342   $       (.25)
     Effect of dilutive securities-
       Stock options and warrants                                                          --              --             --
                                                                                 ============    ============   ============
     Diluted EPS                                                                 $ (2,903,809)     11,697,342   $       (.25)
                                                                                 ============    ============   ============

17.  Subsequent Events:

     In November 1999, the Company acquired 19.9% of the outstanding capital stock of Bungie Software Products Corporation for $5 million, of which $4 million was paid, and $1 million is payable in May 2000. Bungie is a leading developer of software games for the PC platform.

     In December 1999, Take-Two Interactive Software Europe Limited entered into a line of credit agreement with Barclays' Bank. The line of credit provides for borrowings of up to approximately British Pounds (pound)17,000,000 (approximately $25,000,000). Advances under the line of credit bear interest at the rate of 1.4% over Barclays' base rate per annum, payable quarterly. Borrowings are collateralized by receivables of the Company's European subsidiaries, and are guaranteed by the Company. The line of credit is repayable upon demand and is subject to review prior to November 29, 2000. This replaces the Barclay's line of credit described in Note 7.

     In December 1999, the Company entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent, which provides for borrowings of up to $75,000,000. The Company may increase the credit line to up to $85,000,000 subject to certain conditions. Interest accrues on such advances at the bank's prime rate plus 0.5% or at LIBOR plus 2.5 %. Borrowings under the line of credit are collaterized by all of the Company's accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company's domestic subsidiaries. The line of credit expires on December 7, 2002. This replaces the NationsBank line of credit described in Note 7.

     In December 1999, the Company agreed to purchase up to 600,000 shares (approximately less than 5%) of common stock from eUniverse, Inc. The Company's investment is subject to eUniverse qualifying its common stock under the Securities Exchange Act of 1934 and customary closing conditions. In connection with the transaction, eUniverse agreed to purchase all of the capital stock of DVDWave.com, which includes the DVDWave.com website, from the Company for 310,00 shares of common stock.