Form 10-K/A
period 1999-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2000-02-28
CIK 946581

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-K/A

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

                      Documents Incorporated by Reference:

                                      NONE

                                    PART III

     Item 10. Directors and Executive Officers of the Registrant.

          Our directors and executive officers are:

Name                        Age        Position

Ryan A. Brant               28         Chairman, Chief Executive Officer
                                       and Director
Barry S. Rutcofsky          42         President
Kelly Sumner                37         Vice President of International
                                       Operations and Director
Larry Muller                42         Chief Financial Officer
Anthony R. Williams         41         Co-Chairman and Director
Barbara A. Ras              36         Chief Accounting Officer and Secretary
Oliver R. Grace, Jr.        45         Director
Neil S. Hirsch              51         Director
Robert Flug                 51         Director
Gary Dale                   39         Director

     Ryan A. Brant, our founder, has been Chief Executive Officer and a director since our inception. Mr. Brant received a B.S. degree in Economics from the University of Pennsylvania's Wharton School of Business.

     Barry Rutcofsky has been our President since August 1999. Prior to joining us, Mr. Rutcofsky was a partner in the corporate department at the law firm of Tenzer Greenblatt LLP. He joined Tenzer Greenblatt LLP in April 1987. Mr. Rutcofsky received his law degree from Hofstra University in 1983.

     Kelly Sumner has been a director since December 1997. Mr. Sumner has been President of Take-Two Interactive Software Europe Limited, our subsidiary, since July 1997 and our Vice President of International Operations since February 1999. Prior thereto, from April 1993 to July 1997, Mr. Sumner was President and Chief Operating Officer of Gametek, Inc. From June 1979 to April 1993, Mr. Sumner was Managing Director of the UK subsidiary of Commodore Business Machines.

     Larry Muller has been our Chief Financial Officer since January 1999 and Chief Financial Officer and Chief Operating Officer of Alliance Inventory Management, Inc. since December 1997. Mr. Muller co- founded Alliance Distributors in 1989 and served as its Chairman and Chief Financial Officer until we acquired Alliance Distributors in December 1997. Mr. Muller received a B.A. in Economics from Stonybrook University in 1979.

     Anthony R. Williams has been a director since March 1998 and Co-Chairman since August 1999. Mr. Williams was our Chief Operating Officer from February 1998 to January 1999. Prior to joining us, Mr. Williams was employed in various positions at Acclaim Entertainment from April 1988 to February 1998, most recently as Executive Vice President, Mergers and Acquisitions. Mr. Williams also serves as a director of the Near East Foundation. Mr. Williams received a B.A. in Economics from Cambridge University.

     Barbara A. Ras, CPA, has served as our Chief Accounting Officer since October 1998 and our Secretary since April 1997. From October 1994 to October 1998, Ms. Ras served as our Controller. Prior to joining us, Ms. Ras was employed as a tax accountant from September 1992 to September 1994, and as an internal auditor with The New York Times Company from March 1988 to June 1991. Ms. Ras holds a B.S. degree in Accounting from St. John's University, and a Masters degree in Taxation from the State University of New York at Albany.

     Oliver R. Grace, Jr. has been a director since April 1997. Mr. Grace, a private investor, has been the Chairman of the Board of Andersen Group, Inc., a dental products and video broadcasting equipment manufacturing company, since 1990. Mr. Grace has also been a director of Republic Automotive Parts, Inc., a distributor of replacement parts for the automotive aftermarket, since 1982. Mr. Grace is a general partner of Anglo American Security Fund, L.P., a private investment fund.

     Neil S. Hirsch has been a director since May 1995. Mr. Hirsch has been the President and Chief Executive Officer of Loanet, Inc., a worldwide communications network managing securities lending transactions of banks and brokerage firms since March 1994. From 1969 to January 1990, Mr. Hirsch was Chairman, Chief Executive Officer and President of Telerate, Inc., a financial information provider, which was acquired by Dow Jones & Co. Inc. Mr. Hirsch served as a consultant to Telerate, Inc. until September 1993. Mr. Hirsch served on the Board of Directors of Dow Jones & Co. Inc. from 1990 to May 1993. Mr. Hirsch was elected to the Information Industry Hall of Fame in 1985.

     Robert Flug has been a director since February 1998. Mr. Flug has been the President and Chief Operating Officer of S.L. Danielle, a women's apparel company, since September 1987. Mr. Flug received a B.S. in Business Administration from New York University.

     Gary Dale has been a director since January 2000. Mr. Dale has been Vice President of International Marketing at BMG Entertainment, a division of Bertelsmann AG, since 1988, and President of BMG's Interactive Software and Video Division, from 1994 to 1998. Prior to joining BMG, Mr. Dale was Vice President, Asia Pacific for Buena Vista Home Entertainment, a division of the Walt Disney Corporation from 1990 to 1994.

     Based solely on a review of Forms 3, 4 and 5 furnished to us with respect to our most recent fiscal year, we believe that all reporting persons currently required to file forms under the Securities Exchange Act of 1934 filed such reports, although each of Messrs. Brant, Muller and Rutcofsky and Ms. Ras did not file for one transaction on a timely basis.

     Item 11. Executive Compensation.


The following table sets forth the cash compensation paid by the Company during the fiscal years ended October 31, 1997, 1998 and 1999 to its Chief Executive Officer and its four most highly compensated executive officers other than its Chief Executive Officer, each of whom was serving at the end of the fiscal year ended October 31, 1999 (the "Named Executives"):

                                                         Summary Compensation Table
------------------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                                                       Long-Term
                                        -------------------                                                   Compensation Award
                                                                                                              ------------------
     Name and Principal Position        Year             Salary($)          Bonus($)         Other                Securities
                                        Ended                                                Annual               Underlying
                                        10/31                                             Compensation(1)         Options(#
------------------------------------------------------------------------------------------------------------------------------------
Ryan A. Brant
Chief Executive Officer                   1999            243,873          516,130(2)                            200,000(3)
                                          1998            158,667          218,785             --                   --
                                          1997            125,000             --               --                 50,000(3)
------------------------------------------------------------------------------------------------------------------------------------
Larry Muller
Chief Financial Officer(4)                1999            215,077          200,808(5)                             70,000(3)
                                          1998            161,933           25,122             --                 20,000(3)
------------------------------------------------------------------------------------------------------------------------------------
Anthony R. Williams
Co-Chairman(6)                            1999            240,000           55,000             --
                                          1998            164,039(7)          --                                 150,000(8)
------------------------------------------------------------------------------------------------------------------------------------
Barbara A. Ras
Chief Accounting Officer                  1999            135,000           15,000                                20,000(3)
and Secretary                             1998            114,167             --               --                 30,000(3)
                                          1997            100,000           10,000             --                 25,000(3)
Kelly Sumner
Vice President of                         1999            230,892          120,269(5)                            125,000(10)
International Operations(9)               1998            166,220          119,175             --                125,000(11)
                                          1997             43,447           51,106             --                   --
------------------------------------------------------------------------------------------------------------------------------------

----------
(1) The aggregate value of benefits to be reported under the "Other Annual Compensation" column did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the Named Executives.

(2) Includes a one-time bonus of $342,130 representing the exercise price of options.

(3)  Represents options granted under the 1997 Stock Option Plan.

(4)  Mr. Muller joined the Company in December 1997.

(5) Includes $94,500 representing the value of a restricted stock award of 12,500 shares.

(6)  Mr. Williams joined the Company in February 1998.

(7) Includes $15,200 paid as consulting fees prior to employment with the Company.

(8) Represents options to purchase 120,000 shares under the 1997 Stock Option Plan and non-plan options to purchase 30,000 shares.

(9)  Mr. Sumner joined the Company in July 1997.

(10) Represents non-plan options.

(11) Represents options to purchase 85,000 shares granted under the 1997 Stock Option Plan and non-plan options to purchase 40,000 shares.

     The following table sets forth information concerning options granted in the fiscal year ended October 31, 1999 to the Named Executives:

                                            Option Grants in Fiscal Year Ended October 31, 1999

                                                          Individual Grants
----------------------------------------------------------------------------------------------------------------------
                            Number of      Percent of Total                                     Potential Realizable
                            Securities         Options                                            Value at Assumed
                            Underlying        Granted to      Exercise                         Annual Rates of Stock
                             Options         Employees in      Price        Expiration         Price Appreciation for
     Name                   Granted (#)     Fiscal Year(%)     ($/Sh)          Date                Option Term (1)
     ----                   -----------     --------------     ------          ----                ---------------
----------------------------------------------------------------------------------------------------------------------
                                                                                                5%($)           10%($)
                                                                                                -----           ------
Ryan A. Brant                 100,000            12.6           6.25          12/6/03          172,626         381,569
                              100,000                           6.75          7/30/04          186,490         412,094
----------------------------------------------------------------------------------------------------------------------
Larry Muller                   40,000                           8.00          5/25/04           88,410         195,363
                               20,000                           8.00          8/24/04           44,205          94,682
                               10,000             4.4           5.875         12/6/03           16,232          35,867

----------------------------------------------------------------------------------------------------------------------
Anthony R. Williams              --               --             --              --               --              --

----------------------------------------------------------------------------------------------------------------------
Barbara A. Ras                  5,000             1.3           5.875         12/6/03            8,116          17,934
                               15,000                           8.125        10/18/04           33,672          74,406
----------------------------------------------------------------------------------------------------------------------
Kelly Sumner                   50,000             7.9           7.75          5/13/04          107,059         236,573
                               75,000                           7.75           6/7/04          160,589         354,859
----------------------------------------------------------------------------------------------------------------------

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

     The following table sets forth information concerning the value of options exercised during the fiscal year ended October 31, 1999 and the value of unexercised stock options held by the Named Executives as of October 31, 1999:

--------------------------------------------------------------------------------------------------------------------
                 Aggregated Option Exercises and Year End Values
--------------------------------------------------------------------------------------------------------------------
        Name              Shares        Value              Number of Securities            Value of Unexercised
        ----             Acquired      Realized                 Underlying                 In-the-Money Options
                            on           ($)                Unexercised Options           at October 31, 1999 ($)*
                         Exercise        ---              at October 31, 1999 (#)         ------------------------
                            (#)                           -----------------------
                            ---
--------------------------------------------------------------------------------------------------------------------
                                                        Exercisable    Unexercisable    Exercisable    Unexercisable
--------------------------------------------------------------------------------------------------------------------
Ryan A. Brant             423,480       3,391,824         128,400          20,000         479,650          97,500

--------------------------------------------------------------------------------------------------------------------
Larry Muller               16,667          91,044          60,000          13,333         142,500          69,165

--------------------------------------------------------------------------------------------------------------------
Anthony R. Williams          --              --            75,000          75,000         436,875         436,875

--------------------------------------------------------------------------------------------------------------------
Barbara A. Ras             50,243         271,269          47,500          17,500         221,875          70,875

--------------------------------------------------------------------------------------------------------------------
Kelly Sumner                 --              --            62,500         187,500         327,969         656,094

--------------------------------------------------------------------------------------------------------------------


*Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the Common Stock, which was $10.375 on October 31, 1999.

Director Compensation

     Non-employee directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Non-employee directors are eligible to receive options under the Company's 1997 Stock Option Plan.

Employment Agreements

     We entered into an employment agreement with Ryan A. Brant for a five-year term commencing August 1, 1998. Mr. Brant agreed to devote his full time to our business as Chief Executive Officer. The employment agreement provides that Mr. Brant is entitled to receive a base salary of $250,000 and a bonus equal to $20,000 per fiscal quarter in the event we achieve certain earnings levels.

     We entered into an employment agreement with Anthony R. Williams for a three-year term commencing August 1, 1998. Mr. Williams agreed to devote his full time to our business as Co-Chairman. The employment agreement provides that Mr. Williams is entitled to receive a base salary of $233,000 and a bonus based on our financial performance.

     We entered into an employment agreement with Larry Muller for a three-year term commencing January 29, 1998. Mr. Muller agreed to devote his full time to our business as its

Chief Financial Officer. The agreement provides that Mr. Muller is entitled to receive a base salary of $233,000 and a bonus based on our financial performance.

     In July 1997, Take-Two Interactive Software Europe Limited, our subsidiary, entered into an employment agreement with Kelly Sumner. Mr. Sumner agreed to devote his full time as President and Managing Director for a three-year term. The agreement provides that Mr. Sumner is entitled to an annual salary of (pound)100,000 (approximately $168,000) and a bonus in the event Take-Two Interactive Software Europe Limited achieves certain earnings levels.

     In August 1999, we entered into an employment agreement with Barry Rutcofsky for a three-year term. Mr. Rutcofsky agreed to devote his full time to our business as President. The agreement provides that Mr. Rutcofsky is entitled to receive a base salary of $250,000, and a bonus based on our financial performance. Mr. Rutcofsky also received options to purchase 250,000 shares of Common Stock.

     All of the employment agreements provide that if the employment agreement is terminated under certain circumstances, including in the event of a change of control, the executive will be entitled certain severance compensation. The employment agreements also contain confidentiality and non-competition provisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of the date of this report, relating to the beneficial ownership of shares of Common Stock by (i) each person or entity who is known by the Company to own beneficially 5% or more of the outstanding Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executives and (iv) all directors and executive officers of the Company as a group.


--------------------------------------------------------------------------------
Name and Address of Beneficial              Number of          Percentage of
Owner(1)                                      Shares            Outstanding
                                            of Common           Common Stock
                                              Stock          Beneficially Owned
                                           Beneficially
                                             Owned(2)
--------------------------------------------------------------------------------
Peter M. Brant(3)                            3,048,749             11.7%

--------------------------------------------------------------------------------
BMG Entertainment                            1,350,000              5.2

--------------------------------------------------------------------------------
Oliver R. Grace, Jr.(4)                        781,338              3.0

--------------------------------------------------------------------------------
Ryan A. Brant(5)                               697,444              2.7

--------------------------------------------------------------------------------
Neil S. Hirsch(6)                              222,276                *

--------------------------------------------------------------------------------
Larry Muller(7)                                201,396                *

--------------------------------------------------------------------------------
Robert Flug(8)                                 110,000                *

--------------------------------------------------------------------------------
Anthony R. Williams(9)                         175,000                *

--------------------------------------------------------------------------------
Barbara A. Ras(10)                              76,806                *

--------------------------------------------------------------------------------
Kelly Sumner(11)                               218,000                *

--------------------------------------------------------------------------------
Gary Dale                                           --                *

--------------------------------------------------------------------------------
All directors and executive officers
as a group (eight persons)(12)               2,482,260              9.6%

--------------------------------------------------------------------------------

----------
*    Less than 1%.

(1) Unless otherwise indicated, the address of each beneficial owner is 575 Broadway, New York, New York 10012.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date of this proxy statement upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this proxy statement, have been exercised.

(3) Includes 1,941,930 shares of Common Stock held by Brant Allen Industries Incentive Profit Sharing Plan.

(4) Includes: (i) 653,678 shares of Common Stock owned of record by Anglo American Security Fund, L.P. ("Anglo American"), of which Mr. Grace is a general partner, (ii) 17,960 shares of Common Stock issuable upon the exercise of options owned by Anglo American, (iii) 88,913 shares of Common Stock owned by an affiliated entity and (iv) 20,787 shares of Common Stock issuable upon the exercise of options owned by Mr. Grace.

(5) Includes 188,400 shares of Common Stock issuable upon the exercise of options granted under the 1997 Plan which are currently exercisable.

(6) Represents shares of Common Stock held by Bridgehampton Holdings, Inc., an entity controlled by Mr. Hirsch.

(7) Includes 133,666 shares of Common Stock issuable upon the exercise of options granted under the 1997 Plan which are currently exercisable.

(8) Includes 48,500 shares of Common Stock held by S.L. Danielle, Inc. and 10,000 shares of Common Stock issuable upon the exercise of options granted under the 1997 Plan which are currently exercisable.

(9) Includes 120,000 shares of Common Stock issuable upon the exercise of options granted under the 1997 Plan which are currently exercisable and 30,000 shares of Common Stock issuable upon the exercise of non-plan options which are currently exercisable.

(10) Includes 8,934 shares of Common Stock issuable upon the exercise of options granted under the 1997 Plan, which are currently exercisable.

(11) Represents 218,000 shares of Common Stock issuable upon the exercise of options.

(12) Includes currently exercisable options to purchase an aggregate of 706,990 shares of Common Stock.

     Item 13. Certain Relationships and Related Transactions.


     We lease our office space in New York from 575 Broadway Corporation, a corporation controlled by Peter M. Brant, a principal stockholder.