Form 10-Q
period 2000-01-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2000-03-16
CIK 946581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

As of March 8, 2000, there were 23,541,961 shares of the registrant's Common Stock outstanding.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                         QUARTER ENDED JANUARY 31, 2000

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets - As of January 31, 2000 and
           October 31, 1999 (unaudited)                                        1

         Consolidated Condensed Statements of Operations - For the three
           months ended January 31, 2000 and 1999 (unaudited)                  2

         Consolidated Condensed Statements of Cash Flows - For the three
           months ended January 31, 2000 and 1999 (unaudited)                  3

         Consolidated Condensed Statements of Shareholders' Equity - For
           the three months ended January 31, 2000 and the year ended
           October 31, 1999 (unaudited)                                        4

         Notes to Interim Consolidated Condensed Financial Statements          5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

Item 6.  Exhibits and Reports on Form 8-K

Item 1.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of January 31, 2000 and October 31, 1999 (unaudited)
--------------------------------------------------------------------------------

                                                                                          January 31, 2000  October 31, 1999
                                                                                          ----------------  ----------------
Current assets:
        Cash and cash equivalents                                                           $  19,255,178    $  10,374,562
        Accounts receivable, net of allowances of $6,845,359 and $6,816,682, respectively      95,442,481      108,802,903
        Inventories                                                                            45,958,636       41,299,838
        Prepaid royalties                                                                      31,101,065       20,118,160
        Prepaid expenses and other current assets                                               9,191,528        6,374,031
        Deferred tax asset                                                                      2,004,689        2,004,689
                                                                                            -------------    -------------
                    Total current assets                                                      202,953,577      188,974,183

Fixed assets, net                                                                               4,692,271        4,120,317
Prepaid royalties                                                                                  75,000        1,510,530
Capitalized software development costs, net                                                     3,219,300        2,226,670
Investment in affiliates                                                                        3,798,363        3,954,668
Other investments                                                                               4,100,000          100,000
Intangibles, net of accumulated amortization of $4,338,133 and $3,251,358, respectively        30,390,166       30,856,983
Other assets, net                                                                                 872,368          973,026
                                                                                            -------------    -------------
                    Total assets                                                            $ 250,101,045      232,716,377
                                                                                            =============    =============

                     LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
        Accounts payable                                                                    $  56,832,836    $  71,229,744
        Accrued expenses                                                                       27,277,951       20,161,810
        Lines of credit, current portion                                                       74,520,254       56,047,846
        Current portion of capital lease obligation                                                49,561           65,204
        Notes payable, net of discount                                                               --             30,611
                                                                                            -------------    -------------
                    Total current liabilities                                                 158,680,602      147,535,215

Notes payable, net of current portion                                                                --             58,363
Capital lease obligation, net of current portion                                                   14,409           19,882
                                                                                            -------------    -------------
                    Total liabilities                                                         158,695,011      147,613,460
                                                                                            -------------    -------------

Commitments and contingencies

Stockholders' equity:
        Common stock, par value $.01 per share; 50,000,000 shares authorized;
              23,478,082 and 23,085,455 shares issued and outstanding                             234,781          230,855
        Additional paid-in capital                                                             69,855,134       67,345,381
        Deferred compensation                                                                     (38,901)         (47,925)
        Retained earnings                                                                      23,188,283       18,401,625
        Accumulated other comprensive loss                                                     (1,833,263)        (827,019)
                                                                                            -------------    -------------
                    Total stockholders' equity                                                 91,406,034       85,102,917
                                                                                            -------------    -------------
                    Total liabilities and stockholders' equity                              $ 250,101,045    $ 232,716,377
                                                                                            =============    =============

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.
         Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three months ended January 31, 2000 and 1999 (unaudited)
--------------------------------------------------------------------------------

                                                                         Three months ended January 31,
                                                                         ------------------------------
                                                                              2000           1999
                                                                          ------------   ------------

Net sales                                                                 $122,889,726   $ 68,280,653
Cost of sales                                                               86,273,609     53,537,840
                                                                          ------------   ------------
             Gross profit                                                   36,616,117     14,742,813
                                                                          ------------   ------------

Operating expenses:
       Selling and marketing                                                15,275,624      4,161,203
       General and administrative                                            9,294,922      4,411,498
       Research and development costs                                        1,625,437        592,144
       Depreciation and amortization                                         1,402,667        453,415
                                                                          ------------   ------------
             Total operating expenses                                       27,598,650      9,618,260
                                                                          ------------   ------------

             Income from operations                                          9,017,467      5,124,553

Interest expense, net                                                        1,506,336        816,517
                                                                          ------------   ------------
             Income before equity in loss of affiliate and income taxes      7,511,131      4,308,036

Equity in loss of affiliate                                                    156,303           --
                                                                          ------------   ------------
             Income before income taxes                                      7,354,828      4,308,036

Provision for income taxes                                                   2,568,170      1,413,200
                                                                          ------------   ------------

             Net income                                                   $  4,786,658   $  2,894,836
                                                                          ============   ============

Per share data:
       Basic:
             Weighted average common shares outstanding                     23,199,395     18,212,240
                                                                          ============   ============
             Net income per share                                         $       0.21   $       0.16
                                                                          ============   ============
       Diluted:
             Weighted average common shares outstanding                     24,477,933     19,534,411
                                                                          ============   ============
             Net income per share                                         $       0.20   $       0.15
                                                                          ============   ============

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the three months ended January 31, 2000 and  1999 (unaudited)
--------------------------------------------------------------------------------

                                                                                    Three months ended January 31,
                                                                                    -----------------------------
                                                                                         2000            1999
                                                                                     ------------    ------------
Cash flows from operating activities:
   Net income                                                                        $  4,786,658    $  2,894,836
   Adjustment to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                     1,402,667         453,415
      Loss on disposal of fixed assets                                                      2,436            --
      Equity in loss of affiliate                                                         156,303            --
      Provision for doubtful accounts                                                      28,677         182,243
      Provision for inventory                                                              10,148            --
      Amortization of deferred compensation                                                 9,024          41,811
      Amortization of affiliate purchase option                                           100,658            --
      Adjustment of prior period compensation expenses                                       --           (55,898)
      Amortization of loan discounts                                                         --             1,008
      Issuance of compensatory stock                                                         --           116,065
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Decrease in accounts receivable                                               13,331,746       1,463,439
         (Increase) decrease in inventories, net                                       (4,668,946)      3,018,419
         Increase in prepaid royalties                                                 (9,547,375)       (755,751)
         Increase in advances to developers                                                  --          (682,674)
         (Increase) decrease in prepaid expenses and other current assets              (2,817,497)        331,351
         Increase in capitalized software development costs                              (992,630)       (142,921)
         Decrease in other assets, net                                                       --            33,259
         Decrease in accounts payable                                                 (14,396,908)     (9,287,924)
         Increase in accrued expenses                                                   7,116,141       2,703,165
         Decrease in advances-principally distributors                                       --          (136,000)
                                                                                     ------------    ------------
                  Net cash (used in) provided by operating activities                  (5,478,898)        177,843
                                                                                     ------------    ------------

Cash flows from investing activities:
   Purchase of fixed assets                                                              (890,282)       (184,408)
   Other investment                                                                    (4,000,000)           --
   Additional cash paid for prior acquisition                                            (458,817)           --
                                                                                     ------------    ------------
                  Net cash used in investing activities                                (5,349,099)       (184,408)
                                                                                     ------------    ------------

Cash flows from financing activities:
   Net borrowings under the line of credit                                             18,472,408       1,239,241
   Repayment on notes payable                                                             (88,974)       (132,322)
   Proceeds from exercise of stock options                                              1,949,949       1,157,897
   Repayment of capital lease obligation                                                  (21,116)        (19,558)
   Tax benefit from exercise of stock options                                             402,590            --
                                                                                     ------------    ------------
                  Net cash provided by financing activities                            20,714,857       2,245,258
                                                                                     ------------    ------------

Effect of foreign exchange rates                                                       (1,006,244)       (240,134)
                                                                                     ------------    ------------

                  Net increase in cash for the period                                   8,880,616       1,998,559
Cash and cash equivalents, beginning of the period                                     10,374,562       2,762,837
                                                                                     ------------    ------------
Cash and cash equivalents, end of the period                                         $ 19,255,178    $  4,761,396
                                                                                     ============    ============


Supplemental disclosure of non-cash investing activities:
   Issuance of common stock in connection with acquisition                           $    161,140    $       --
                                                                                     ============    ============
   Gathering purchase option                                                         $    872,368    $       --
                                                                                     ============    ============


During the quarter ended January 31, 2000, the Company paid $458,817 in cash and issued $161,140 in stock related to a prior period acquisition. Such payments were capitalized and recorded as Goodwill.



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.
         Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
For the year ended October 31, 1999 and the three months ended Janary 31, 2000 (unaudited)

                                                                       Common Stock
                                                                 -------------------------    Additional       Deferred
                                                                   Shares        Amount     Paid-in Capital  Compensation
                                                                 ----------   ------------  ---------------  ------------

Balance, November 1, 1998                                        18,071,972   $    180,719   $ 33,546,417    $   (223,657)

Issuance of compensatory stock options                              536,923          5,369        831,203          (5,625)

Exercise of stock options                                           613,218          6,133      2,378,753            --

Amortization of deferred compensation                                  --             --             --           181,357

Forfeiture of compensatory stock options in
   connection with AIM acquisition                                     --             --         (146,418)           --

Issuance of common stock in connection with
   LDA and Joytech acquisition                                      364,766          3,648      3,716,965            --

Issuance of common stock in connection with
   DVDWave.com acquisition                                           50,000            500        505,750            --

Issuance of common stock in connection with
   Funsoft acquisition                                               60,281            603        466,575            --

Issuance of common stock in connection with
   the investment in affiliate                                      125,000          1,250      1,273,750            --

Issuance of common stock in connection with
   the Triad and Global acquisition                                 162,500          1,625      1,399,938            --

Proceeds from exercise of public warrants                            40,795            408        223,481            --

Issuance of common stock in connection with
   a public offering, net of issuance costs                       3,005,000         30,050     21,822,509            --

Issuance of common stock in lieu of royalty payments                 55,000            550        332,200            --

Tax benefit in connection with the exercise of stock options           --             --          994,258            --

Foreign currency translation adjustment                                --             --             --              --

Net income                                                             --             --             --              --
                                                                 ----------   ------------   ------------    ------------
Balance, October 31, 1999                                        23,085,455        230,855     67,345,381         (47,925)

Exercise of stock options                                           376,829          3,768      1,946,181            --

Amortization of deferred compensation                                  --             --             --             9,024

Issuance of common stock in connection with
   LDA and Joytech acquisition                                       15,798            158        160,982            --

Tax benefit in connection with the exercise
   of stock options                                                    --             --          402,590            --

Foreign currency translation adjustment                                --             --             --              --

Net income                                                             --             --             --              --
                                                                 ----------   ------------   ------------    ------------
Balance, January 31, 2000                                        23,478,082   $    234,781   $ 69,855,134    $    (38,901)
                                                                 ==========   ============   ============    ============

                                                                   Retained         Other
                                                                   Earnings     Comprehensive                   Comprehensive
                                                                   (Deficit)    Income (Loss)      Total        Income (Loss)
                                                                 -------------  ------------    ------------    ------------

Balance, November 1, 1998                                        $  2,069,522   $     (7,433)   $ 35,565,568    $  7,304,367

Issuance of compensatory stock options                                   --             --           830,947            --

Exercise of stock options                                                --             --         2,384,886            --

Amortization of deferred compensation                                    --             --           181,357            --

Forfeiture of compensatory stock options in
   connection with AIM acquisition                                       --             --          (146,418)           --

Issuance of common stock in connection with
   LDA and Joytech acquisition                                           --             --         3,720,613            --

Issuance of common stock in connection with
   DVDWave.com acquisition                                               --             --           506,250            --

Issuance of common stock in connection with
   Funsoft acquisition                                                   --             --           467,178            --

Issuance of common stock in connection with
   the investment in affiliate                                           --             --         1,275,000            --

Issuance of common stock in connection with
   the Triad and Global acquisition                                      --             --         1,401,563            --

Proceeds from exercise of public warrants                                --             --           223,889            --

Issuance of common stock in connection with
   a public offering, net of issuance costs                              --             --        21,852,559            --

Issuance of common stock in lieu of royalty payments                     --             --           332,750            --

Tax benefit in connection with the exercise of stock options             --             --           994,258            --

Foreign currency translation adjustment                                  --         (819,586)       (819,586)       (819,586)

Net income                                                         16,332,103           --        16,332,103      16,332,103
                                                                 ------------    -----------     -----------    ------------

Balance, October 31, 1999                                          18,401,625       (827,019)     85,102,917      15,512,517

Exercise of stock options                                                --             --         1,949,949            --

Amortization of deferred compensation                                    --             --             9,024            --

Issuance of common stock in connection with
   LDA and Joytech acquisition                                           --             --           161,140            --

Tax benefit in connection with the exercise
   of stock options                                                      --             --           402,590            --

Foreign currency translation adjustment                                  --       (1,006,244)     (1,006,244)     (1,006,244)

Net income                                                          4,786,658           --         4,786,658       4,786,658
                                                                 ------------    -----------     -----------    ------------
Balance, January 31, 2000                                        $ 23,188,283   $ (1,833,263)   $ 91,406,034    $  3,780,414
                                                                 ============   ============    ============    ============

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
          Notes to Interim Consolidated Condensed Financial Statements
        (Information at January 31, 2000 and for the three month periods ended January 31, 2000 and 1999 is unaudited)

1.   Organization:

Take-Two Interactive Software, Inc. (the "Company") is a leading global developer, publisher and distributor of interactive software games designed for multimedia personal computers and video game console platforms.

2.   Significant Accounting Policies and Transactions:

Basis of Presentation

The Interim Consolidated Condensed Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operation and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

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

Prepaid Royalties

Prepaid royalties represent prepayments made to independent software developers under development agreements. Prepaid royalties are expensed at the contractual royalty rate as cost of goods sold based on actual net product sales. Management continuously evaluates the future realization of prepaid royalties, and charges to cost of sales any amount that management deems unlikely to be realized at the contractual royalty rate through product sales. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year.

No prepaid royalties was written down for the three months ended January 31, 2000. For the three months ended January 31, 1999, prepaid royalties were written down by $656,698 to estimated net realizable value. Amortization of prepaid royalties for the three months ended January 31, 2000 and 1999 amounted to $2,850,480 and $1,929,839 respectively.

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

Capitalized software costs were written down by $9,000 and $168,000 for the three months ended January 31, 2000 and 1999, respectively, to estimated net realizable value. Amortization of capitalized software costs amounted to $68,883 and $50,000 for estimated three months ended January 31, 2000 and 1999 respectively.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), establishes standards for reporting information about operating segments in annual financial statements. SFAS No. 131 had no impact on the Company's results of operation, financial position or cash flows. The Company's operations fall within one reportable segment as defined by SFAS No. 131.

Revenue Recognition

Distribution revenue is derived from the sale of third-party interactive software games and hardware and is recognized upon the shipment of product to retailers. Distribution revenue amounted to $60,664,195 and $44,350,619 for the three months ended January 31, 2000 and 1999, respectively. The Company sometimes negotiates accommodations to retailers, including price discounts, credits and product returns, when demand for specific products fall below expectations. Historically, the Company's write-offs from returns for its distribution activities have been less than 1% of distribution revenues. Publishing revenue is derived from the sale of internally developed interactive software games or from the sale of product licensed from a third party developer and is recognized upon the shipment of product to retailers. Publishing revenue amounted to $62,225,531 and $23,930,034 for the three months ended January 31, 2000 and 1999, respectively. The Company has historically experienced a product return rate of approximately 10% of gross publishing revenues.

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

3.   Income Taxes

The provision for income taxes for the three months ended January 31, 2000 and 1999 are based on the Company's estimated annualized tax rate for the respective years, after giving effect to the utilization of available tax credits and tax planning opportunities.

4.   Net Income per Share

The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the three months ended January 31, 2000 and 1999.

                                                                                Per Share
                                                    Income        Shares          Amount
                                                  -----------   -----------    -----------
Three Months Ended January 31, 2000:
  Basic                                           $ 4,786,658    23,199,395    $       .21
  Effect of dilutive securities - Stock options
     and warrants                                                 1,278,538           (.01)
                                                  -----------   -----------    -----------
  Diluted                                         $ 4,786,658    24,477,933    $       .20
                                                  ===========   ===========    ===========


Three Months Ended January 31, 1999:
  Basic                                           $ 2,894,836    18,212,240    $       .16
  Effect of dilutive securities - Stock options
     and warrants                                                 1,322,171           (.01)
                                                  -----------   -----------    -----------
  Diluted                                         $ 2,894,836    19,534,411    $       .15
                                                  ===========   ===========    ===========

The January 31, 2000 computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive.

5.   Subsequent Events

In February 2000, the Company purchased 400,000 shares of common stock from eUniverse, Inc. ("eUnivers"), a leading on-line gaming and entertainment network for $5.00 per share. In connection with the transaction, eUniverse purchased all of the capital stock of Falcon Ventures Corporation d/b/a DVDWave.com from the Company for 310,000 shares of common stock. eUniverse agreed to register these shares under the Securities Act of 1933.

In March 2000, the Company consummated a private sale to one investor of 446,678 shares of Common Stock and received proceeds of $5,000,000 in cash.

In March 2000, the Company acquired from Broadband Solutions, Inc. all of the outstanding capital stock of Netherlands based Toga Holdings BV, which owns Pixel Broadband Studios, Ltd., a leading developer of multiplayer broadband gaming technology, for approximately $4.45 million in cash and approximately 2,563,849 shares of common stock.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements contained herein which are not historical facts are forward looking statements that involve material risks and uncertainties, including but not limited to: risks associated with the Company's future growth, prospects and operating results; the ability of the Company to successfully integrate the businesses and personnel of newly acquired entities into its operations; the availability of adequate sources of financing; credit risks; inventory obsolescence; products returns; failure of our products to sell-through by retailers; changes in consumer preferences and demographics; technological change; competitive factors; unfavorable general economic conditions; and other factors described herein and in the Company's Registration Statement on Form S-3 as filed with the Securities And Exchange Commission, any or all of which could have a material adverse affect on the Company's business, financial condition and results of operations. Actual results may vary significantly from such forward-looking statements.

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

Research and development costs (consisting primarily of salaries and related costs) incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting Standards Board (FASB) Statement No. 86. In accordance with FASB 86, the Company capitalizes software development costs subsequent to establishing technological feasibility (completion of a detailed program design) which is amortized (included in cost of sales) based on the greater of the proportion of current year sales to total estimated sales commencing with the product's release or the straight line method. At January 31, 2000, the Company had capitalized $3,219,300 of software development costs. The Company evaluates the recoverability of capitalized software costs which may be reduced materially in future periods. See Note 2 to Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations:

                                                          Three Months Ended
                                                              January 31,
                                                         2000           1999
                                                        -----          -----
Net sales                                               100.0%         100.0%

Cost of sales                                            70.2           78.4

Selling and marketing                                    12.4            6.1

General and administrative                                7.6            6.5

Research and development costs                            1.3            0.9

Depreciation and amortization                             1.1            0.7

Interest expense                                          1.2            1.2

Income taxes                                              2.1            2.1

Net income                                                3.9            4.2


Results of Three Months Ended January 31, 2000 and 1999

Net sales increased by $54,609,073 or 80.0 %, to $122,889,726 for the three months ended January 31, 2000 from $68,280,653 for the three months ended January 31, 1999. The increase in net sales was primarily attributable to the Company's expanded presence in international markets. International publishing revenues increased by $26,360,951 or 203.0 %, to $39,343,486 for the three months ended January 31, 2000 from $12,982,535 for the three months ended January 31, 1999. In addition, revenues from distribution activities in the United States increased by $15,590,850, or 36.5 % to $58,354,336 for the three months ended January 31, 2000 from $42,763,486 for the three months ended January 31, 1999.

Cost of sales increased by $32,735,769, or 61.1%, to $86,273,609 for the three months ended January 31, 2000 from $53,537,840 for the three months ended January 31, 1999. This increase was primarily a result of the expanded scope of the Company's operations. Cost of sales as a percentage of net sales decreased primarily due to the higher margin international publishing activities. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and marketing expenses increased by $11,114,421, or 267.1%, to $15,275,624 for the three months ended January 31, 2000 from $4,161,203 for the three months ended January 31, 1999. Selling and marketing expenses as a percentage of net sales increased to 12.4% for the three months ended January 31, 2000 from 6.1% for the three months ended January 31, 1999. The increase in both absolute dollars and as a percentage of net sales was primarily attributable to increased marketing and promotion efforts undertaken to broaden product distribution and to assist retailers in positioning our products for sale to consumers.

General and administrative expenses increased by $4,883,424, or 110.7%, to $9,294,922 for the three months ended January 31, 2000 from $4,411,498 for the three months ended January 31, 1999. General and administrative expenses as a percentage of net sales increased to 7.6% for the three months ended January 31, 2000 from 6.5% for the three months ended January 31, 1999. This increase in both absolute dollars and as a percentage of net sales was primarily attributable to salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations.

Research and development costs increased by $1,033,293, or 174.5%, to $1,625,437 for the three months ended January 31, 2000 from $592,144 for the three months ended January 31, 1999. This increase was primarily attributable to the Company's expansion of its product development operations. Research and development costs as a percentage of net sales remained relatively constant.

Depreciation and amortization expense increased by $949,252, or 209.4%, to $1,402,667 for the three months ended January 31, 2000 from $453,415 for the three months ended January 31, 1999. The increase was primarily due to the amortization of intangible assets from acquisitions.

Interest expense increased by $689,819, or 84.5%, to $1,506,336 for the three months ended January 31, 2000 from $816,517 for the three months ended January 31, 1999. The increase resulted primarily from interest on increased bank borrowings.

Income taxes increased by $1,154,970, or 81.7% to $2,568,170 for the three months ended January 31,2000 from $1,413,200 for the three months ended January 31, 1999. The increase in absolute dollars resulted primarily from increased pre-tax income. Income tax expense as a percentage of net sales remained constant.

As a result of the foregoing, the Company achieved net income of $4,786,658 for the three months ended January 31, 2000, as compared to net income of $2,894,836 for the three months ended January 31, 1999.

Liquidity and Capital Resources

The Company's primary capital requirements have been and will continue to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically financed its operations primarily through the issuance of debt and equity securities and bank borrowings. At January 31, 2000, the Company had working capital of $44,272,975 as compared to working capital of $41,438,968 at October 31, 1999.

Net cash used in operating activities for the three months ended January 31, 2000 was $5,478,898 compared to net cash provided by operating activities of $177,843 for the three months ended January 31, 1999. The increase in net cash used in operating activities was primarily attributable to increase in prepaid royalties and increase in inventories. Net cash used in investing activities for the three months ended January 31, 2000 was $5,349,099 as compared to net cash used in investing activities of $184,408 for the three months ended January 31, 1999. The increase in net cash used in investing was primarily attributable to the Company's investment activities. Net cash provided by financing activities for the three months ended January 31, 2000 was $20,714,857 as compared to net cash provided by financing activities of $2,245,258 for the three months ended January 31, 1999. The increase in net cash provided by financing activities was primarily attributed to an increase in net borrowings under the line of credit. At January 31, 2000, the Company had cash and cash equivalents of $19,255,178.

In December 1999, our subsidiary, Take-Two Interactive Software Europe Limited entered into a line of credit agreement with Barclays' Bank. The line of credit provides for borrowings of up to approximately British Pounds (pound)17,000,000 (approximately $25,000,000). Advances under the line of credit bear interest at the rate of 1.4% over Barclays' base rate per annum, payable quarterly. Borrowings are collateralized by receivables of the Company's European subsidiaries, and are guaranteed by the Company. The line of credit is repayable upon demand and is subject to review prior to November 29, 2000. The outstanding balance and available credit under the revolving line of credit is $14,520,254 and $1,801,865, respectively, as of January 31, 2000.

In December 1999, the Company entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent, which provides for borrowings of up to $75,000,000. The Company may increase the credit line to up to $85,000,000 subject to certain conditions. Interest accrues on such advances at the bank's prime rate plus 0.5% or at LIBOR plus 2.5 %. Borrowings under the line of credit are collaterized by all of the Company's accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company's domestic subsidiaries. The line of credit expires on December 7, 2002. The outstanding balance and available credit under the revolving line of credit is $60,000,000 and $257,987, respectively, as of January 31, 2000.

In March 2000, the Company consummated a private sale to one investor of 446,678 shares of Common Stock and received proceeds of $5,000,000 in cash.

The Company's accounts receivable, less an allowance for doubtful accounts and returns, at January 31, 2000 were $95,442,481. Of such receivables, approximately $16,117,054 or 16.9% were due from Ames Department Stores. Most of the Company's receivables are covered by insurance and generally have been collected in the ordinary course of business. The Company's sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. The Company does not hold any collateral to secure payment by our customers. As a result, the Company is subject to credit risks, particularly in the event that any of our receivables represent sales to a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect its accounts receivable as they become due and such accounts are not covered by insurance, our liquidity and working capital position would be materially adversely affected.

Based on currently proposed operating plans and assumptions, the Company believes that projected revenues from operations and available cash resources will be sufficient to satisfy its contemplated cash requirements for the reasonably foreseeable future. The Company recently acquired from Broadband Solutions, Inc. all of the outstanding capital stock of Netherlands based Toga Holdings BV, which owns Pixel Broadband Studios, Ltd., a company engaged in the development of multiplayer broadband gaming technology, which may require the Company to seek additional financing to fund ongoing product and technology development efforts. There can be no assurance that projected revenues from operations and available cash resources will be sufficient to fund the Company's operations or future expansion activities (including technology development) or that any additional financing will be available to the Company on commercially reasonable forms or at all. Failure to obtain any such additional financing could severely limit the Company's ability to continue to expand its operations.

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

International Operations

Product sales in international markets, primarily in the United Kingdom and other countries in Europe and the Pacific Rim, have accounted for an increasing portion of the Company's revenues. For the three months ended January 31, 2000 and 1999, sales of products in international markets accounted for approximately 33.9% and 21.3%, respectively, of the Company's revenues. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results. Product sales in France and Germany are made in local currencies. The Company does not engage in foreign currency hedging transactions.

Year 2000

Pursuant to the year 2000 issue, the Company had developed programs to address the possible exposures related to the impact of computer systems incorrectly recognizing the year 2000 or "00" as 1900. As a result of implementation of its programs, the Company did not experience any significant Year 2000 disruptions during the transition from 1999 to 2000, and since entering 2000 the Company has not experienced any significant Year 2000 disruptions to its business. In addition, the Company is not aware of any significant disruptions impacting its customers or suppliers. The Company will continue to monitor its computer system over the next several months.

Costs incurred to achieve Year 2000 readiness, which included modification to existing systems, replacement or non-compliant systems and consulting resources were not material to the Company's total operating expenses.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

From November 1999 to January 2000, 160,750 options from the 1997 Stock Option Plan and 39,000 non-plan options were granted at exercise prices ranging from $8.00 to $12.00.

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

Take-Two Interactive Software, Inc.


By: /s/ Ryan A. Brant                                     Dated: March 15, 2000
    ------------------
    Ryan A. Brant
    Chief Executive Officer




By: /s/ Larry Muller                                      Dated: March 15, 2000
    ----------------
    Larry Muller
    Chief Financial Officer