Form 10-Q
period 2000-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2000-06-14
CIK 946581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 12, 2000, there were 28,887,788 shares of the registrant's Common Stock outstanding.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                          QUARTER ENDED APRIL 30, 2000

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets - As of  April 30, 2000  (unaudited) and October 31, 1999                         1

         Consolidated Condensed Statements of Operations - For the three months ended April 30, 2000 and 1999                    2
             and the six months ended April 30, 2000 and 1999 (unaudited)

         Consolidated Condensed Statements of Cash Flows - For the six months ended April 30, 2000 and 1999 (unaudited)          3

         Consolidated Condensed Statements of Shareholders' Equity - For the six months ended April 30, 2000 (unaudited)
             and the year ended October 31, 1999                                                                                 4

         Notes to Interim Consolidated Condensed Financial Statements                                                            5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of  Operations                                  9

PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                                                                       15

Item 1.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of  April 30, 2000 (unaudited) and  October 31, 1999

                                 ASSETS:                                                     April 30,2000     October 31, 1999
                                                                                             -------------     ----------------
                                                                                              (unaudited)
Current assets:
     Cash and cash equivalents                                                                $   3,185,666      $  10,374,562
     Accounts receivable, net of allowances of $4,929,269 and $6,816,682, respectively           82,628,593        108,802,903
     Inventories                                                                                 39,205,394         41,299,838
     Prepaid royalties                                                                           23,662,774         20,118,160
     Prepaid expenses and other current assets                                                   11,667,020          6,374,031
     Marketable securities                                                                        7,013,750                 --
     Deferred tax asset                                                                           2,004,689          2,004,689
                                                                                              -------------      -------------
            Total current assets                                                                169,367,886        188,974,183

Fixed assets, net                                                                                 5,539,147          4,120,317
Prepaid royalties                                                                                    75,000          1,510,530
Capitalized software development costs, net                                                       3,415,467          2,226,670
Investment in affiliates                                                                                 --          3,954,668
Other investments                                                                                 4,100,000            100,000
Intangibles, net of accumulated amortization of $6,016,473 and $3,251,358 respectively          112,542,733         30,856,983
Other assets, net                                                                                        --            973,026
                                                                                              -------------      -------------
            Total assets                                                                      $ 295,040,233      $ 232,716,377
                                                                                              =============      =============

                  LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable                                                                         $  39,578,580      $  71,229,744
     Accrued expenses                                                                            25,032,850         20,161,810
     Lines of credit, current portion                                                            68,173,141         56,047,846
     Current portion of capital lease obligation                                                     38,269             65,204
     Notes payable, net of discount                                                                      --             30,611
                                                                                              -------------      -------------
            Total current liabilities                                                           132,822,840        147,535,215

Notes payable, net of current portion                                                                    --             58,363
Capital lease obligation, net of current portion                                                     44,261             19,882
Other liabilities                                                                                   399,000                 --
Minority interest                                                                                 1,500,000                 --
                                                                                              -------------      -------------
            Total liabilities                                                                   134,766,101        147,613,460
                                                                                              -------------      -------------
Commitments and contingencies

Stockholders' equity:
     Common stock, par value $.01 per share; 50,000,000 shares authorized;
         28,879,122 and 23,085,455 shares issued and outstanding                                    288,791            230,855
     Additional paid-in capital                                                                 135,037,191         67,345,381
     Deferred compensation                                                                          (23,159)           (47,925)
     Retained earnings                                                                           27,647,555         18,401,625
     Accumulated other comprensive loss                                                          (2,676,246)          (827,019)
                                                                                              -------------      -------------
            Total stockholders' equity                                                          160,274,132         85,102,917
                                                                                              -------------      -------------
            Total liabilities and stockholders' equity                                        $ 295,040,233      $ 232,716,377
                                                                                              =============      =============



               The accompanying notes are an integral part of the
                   consolidated condensed financial statements
         Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three months ended April 30, 2000 and 1999 and the six months ended April 30, 2000 and 1999 (unaudited)

                                                                           Three months ended April 30,   Six months ended April 30,
                                                                           ----------------------------   --------------------------
                                                                               2000           1999           2000           1999
                                                                           ------------   ------------   ------------   ------------

Net sales                                                                  $ 70,036,073   $ 52,165,332   $192,925,799   $120,445,985
Cost of sales                                                                41,781,203     36,085,017    128,054,812     89,622,857
                                                                           ------------   ------------   ------------   ------------
         Gross profit                                                        28,254,870     16,080,315     64,870,987     30,823,128
                                                                           ------------   ------------   ------------   ------------
Operating expenses:
     Selling and marketing                                                    9,912,061      5,328,266     25,187,685      9,489,469
     General and administrative                                               7,324,710      6,225,883     16,619,630     10,637,381
     Research and development costs                                           1,363,870        632,005      2,989,308      1,224,149
     Depreciation and amortization                                            2,173,787        560,006      3,576,454      1,013,421
                                                                           ------------   ------------   ------------   ------------
         Total operating expenses                                            20,774,428     12,746,160     48,373,077     22,364,420
                                                                           ------------   ------------   ------------   ------------
         Income from operations                                               7,480,442      3,334,155     16,497,910      8,458,708

Interest expense, net                                                         1,374,754        782,953      2,881,090      1,599,470
                                                                           ------------   ------------   ------------   ------------
         Income before equity in loss of affiliate and income taxes           6,105,688      2,551,202     13,616,820      6,859,238

Equity in loss of affiliate                                                     606,378             --        762,682             --
                                                                           ------------   ------------   ------------   ------------
         Income before income taxes                                           5,499,310      2,551,202     12,854,138      6,859,238

Provision for income taxes                                                    2,145,099        990,030      4,713,269      2,403,230
                                                                           ------------   ------------   ------------   ------------
         Net income                                                        $  3,354,211   $  1,561,172   $  8,140,869   $  4,456,008
                                                                           ============   ============   ============   ============

Per share data:
     Basic:
         Weighted average common shares outstanding                          25,698,852     19,152,376     24,423,859     18,674,517
                                                                           ============   ============   ============   ============
         Net income per share                                              $       0.13   $       0.08   $       0.33   $       0.24
                                                                           ============   ============   ============   ============
     Diluted:
         Weighted average common shares outstanding                          26,819,177     20,751,120     25,631,363     20,131,660
                                                                           ============   ============   ============   ============
         Net income per share                                              $       0.13   $       0.08   $       0.32   $       0.22
                                                                           ============   ============   ============   ============


                 The accompanying notes are an integral part of
                the consolidated condensed financial statements.
         Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the six months ended April 30, 2000 and 1999 (unaudited)


                                                                                              Six months ended April 30,
                                                                                           --------------------------------
                                                                                               2000                 1999
                                                                                           ------------        ------------
Cash flows from operating activities:
 Net income                                                                                $  8,140,869        $  4,456,008
 Adjustment to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                            3,576,454           1,015,149
     Loss on disposal of fixed assets                                                            99,057              57,504
     Net gain from eUniverse transactions                                                    (2,776,449)                 --
     Equity in loss of affiliate                                                                762,682                  --
     Provision for doubtful accounts                                                         (1,349,052)            362,530
     Provision for inventory                                                                    (41,832)            (28,904)
     Amortization of deferred compensation                                                       24,766             136,434
     Forfeiture of compensatory stock options in connection with AIM acquisition                     --            (146,418)
     Amortization of affiliate purchase option                                                  201,316             100,658
     Issuance of compensatory stock                                                                  --             299,779
     Changes in operating assets and liabilities, net of effects of acquisitions:
        Decrease in accounts receivable                                                      22,692,917           7,262,129
        Decrease in inventories, net                                                          2,136,276           4,355,461
        Increase in prepaid royalties                                                       (18,035,989)         (4,575,076)
        Increase in advances to developers                                                            -          (1,641,911)
        Increase in prepaid expenses and other current assets                                  (418,632)           (137,426)
        (Increase) decrease in capitalized software development costs                        (1,188,796)             75,428
        Decrease in other assets, net                                                                --              33,259
        Decrease in accounts payable                                                        (38,918,992)        (15,684,653)
        Increase in accrued expenses                                                          3,664,469           1,452,212
        Decrease in other liabilities                                                                --            (136,000)
                                                                                           ------------        ------------
                     Net cash used in operating activities                                  (21,430,936)         (2,743,837)
                                                                                           ------------        ------------
Cash flows from investing activities:
 Purchase of fixed assets                                                                    (1,224,909)         (1,599,373)
 Cash paid for investments                                                                   (5,975,000)         (1,332,000)
 Acquisitions, net cash paid                                                                 (4,274,611)            (81,712)
 Additional cash paid for prior acquisition                                                  (1,276,900)                 --
                                                                                           ------------        ------------
                     Net cash used in investing activities                                  (12,751,420)         (3,013,085)
                                                                                           ------------        ------------
Cash flows from financing activities:
 Net borrowings under the line of credit                                                     12,036,321           2,602,236
 Repayment on notes payable                                                                          --            (409,381)
 Proceeds from exercise of stock options                                                      5,397,602           1,965,815
 Proceeds from private placements                                                             8,515,535                  --
 Proceeds from minority interest                                                              1,500,000                  --
 Proceeds from the exercise of public warrants                                                       --             223,889
 Repayment of capital lease obligation                                                          (44,926)            (51,226)
 Tax benefit from exercise of stock options                                                   1,940,655             723,323
                                                                                           ------------        ------------
                     Net cash provided by financing activities                               29,345,187           5,054,656
                                                                                           ------------        ------------
Effect of foreign exchange rates                                                             (2,351,727)           (613,426)
                                                                                           ------------        ------------
                     Net decrease in cash for the period                                     (7,188,896)         (1,315,692)
Cash and cash equivalents, beginning of the period                                           10,374,562           2,762,837
                                                                                           ------------        ------------
Cash and cash equivalents, end of the period                                               $  3,185,666        $  1,447,145
                                                                                           ============        ============

Supplemental disclosure of non-cash investing and financing activities:
 Gain from DVDWave transactions                                                            $   (870,883)       $         --
                                                                                           ============        ============
 Gain from eUniverse transactions                                                          $ (1,905,566)       $         --
                                                                                           ============        ============
 Tax benefit from exercise of stock options                                                $  1,940,655        $    723,323
                                                                                           ============        ============
 Gathering purchase option                                                                 $          -        $  1,275,000
                                                                                           ============        ============

Supplemental information on businesses acquired:
 Fair value of assets acquired:
     Cash                                                                                  $    195,270        $    343,865
     Accounts receivable, net                                                                   390,420           5,852,779
     Inventories, net                                                                                --           2,301,672
     Prepaid expenses and other assets                                                        4,899,200             320,123
     Property and Equipment, net                                                              1,011,622             629,155
     Goodwill                                                                                83,291,209           5,136,686
 Less liabilities assumed
     Line of credit                                                                                  --          (2,210,517)
     Accounts payable                                                                        (7,267,828)         (6,132,408)
     Accrued expenses                                                                        (1,059,742)           (370,972)
     Other liabilities                                                                      (24,046,405)                 --
        Stock issued                                                                        (48,980,169)         (5,237,842)
        Direct transaction costs                                                                     --            (206,964)
        Investment interest and purchase option                                              (3,963,696)                 --
                                                                                           ------------        ------------
Cash paid                                                                                     4,469,881             425,577
 Less cash acquired                                                                            (195,270)           (343,865)
                                                                                           ------------        ------------
Net cash paid (acquired)                                                                   $  4,274,611        $     81,712
                                                                                           ============        ============


During the six months ended April 30, 2000, the Company paid $1,276,900 in cash and issued $161,140 in common stock related to a prior period acquisition. Such payments were capitalized and recorded as Goodwill.


                 The accompanying notes are an integral part of
                the consolidated condensed financial statements.
         Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
For the year ended October 31, 1999 and the six months ended April 30, 2000 (unaudited)


                                                                                         Common Stock
                                                                                  --------------------------
                                                                                    Shares          Amount
                                                                                  ----------   -------------
Balance, November 1, 1998                                                         18,071,972   $     180,719

Issuance of compensatory stock options                                               536,923           5,369

Exercise of stock options                                                            613,218           6,133

Amortization of deferred compensation                                                     --              --

Forfeiture of compensatory stock options in connection with AIM acquisition               --              --

Issuance of common stock in connection with LDA and Joytech acquisition              364,766           3,648

Issuance of common stock in connection with DVDWave.com acquisition                   50,000             500

Issuance of common stock in connection with Funsoft acquisition                       60,281             603

Issuance of common stock in connection with the investment in affiliate              125,000           1,250

Issuance of common stock in connection with the Triad and Global acquisition         162,500           1,625

Proceeds from exercise of public warrants                                             40,795             408

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                        3,005,000          30,050

Issuance of common stock in lieu of royalty payments                                  55,000             550

Tax benefit in connection with the exercise of stock options                              --              --

Foreign currency translation adjustment                                                   --              --

Net income                                                                                --              --
                                                                               -------------   -------------
Balance, October 31, 1999                                                         23,085,455         230,855

Exercise of stock options                                                          1,099,507          10,995

Amortization of deferred compensation                                                     --              --

Issuance of common stock in connection with LDA and Joytech acquisition               15,798             158

Issuance of common stock in connection with Pixel acquisition                      2,561,245          25,612

Issuance of common stock in connection with GOD acquisition                        1,060,017          10,600

Issuance of common stock in connection with private placements,
    net of issuance costs                                                            876,678           8,767

Issuance of common stock in lieu of repayment of debt assumed from Pixel             167,922           1,679

Issuance of common stock in connection with the purchase of DVD                       12,500             125

Tax benefit in connection with the exercise of stock options                              --              --

Foreign currency translation adjustment                                                   --              --

Unrealized gain on available-for-sale securities                                          --              --

Net income                                                                                --              --
                                                                               -------------   -------------
Balance, April 30, 2000                                                           28,879,122   $     288,791
                                                                               =============   =============

                                                                                Additional        Deferred
                                                                              Paid-in Capital   Compensation
                                                                              ---------------   -------------
Balance, November 1, 1998                                                      $  33,546,417    $    (223,657)

Issuance of compensatory stock options                                               831,203           (5,625)

Exercise of stock options                                                          2,378,753               --

Amortization of deferred compensation                                                     --          181,357

Forfeiture of compensatory stock options in connection with AIM acquisition         (146,418)              --

Issuance of common stock in connection with LDA and Joytech acquisition            3,716,965               --

Issuance of common stock in connection with DVDWave.com acquisition                  505,750               --

Issuance of common stock in connection with Funsoft acquisition                      466,575               --

Issuance of common stock in connection with the investment in affiliate            1,273,750               --

Issuance of common stock in connection with the Triad and Global acquisition       1,399,938               --

Proceeds from exercise of public warrants                                            223,481               --

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                       21,822,509               --

Issuance of common stock in lieu of royalty payments                                 332,200               --

Tax benefit in connection with the exercise of stock options                         994,258               --

Foreign currency translation adjustment                                                   --               --

Net income                                                                                --               --
                                                                               -------------    -------------
Balance, October 31, 1999                                                         67,345,381          (47,925)

Exercise of stock options                                                          5,386,607               --

Amortization of deferred compensation                                                     --             24,766

Issuance of common stock in connection with LDA and Joytech acquisition              160,982               --

Issuance of common stock in connection with Pixel acquisition                     38,553,140               --

Issuance of common stock in connection with GOD acquisition                       10,390,817               --

Issuance of common stock in connection with private placements,
    net of issuance costs                                                          8,506,768               --

Issuance of common stock in lieu of repayment of debt assumed from Pixel           2,605,310               --

Issuance of common stock in connection with the purchase of DVD                      147,531               --

Tax benefit in connection with the exercise of stock options                       1,940,655               --

Foreign currency translation adjustment                                                   --               --

Unrealized gain on available-for-sale securities                                          --               --

Net income                                                                                --               --
                                                                               -------------    -------------
Balance, April 30, 2000                                                        $ 135,037,191    $     (23,159)
                                                                               =============    =============
                                                                                                 Accumulated
                                                                                                    Other
                                                                                 Retained       Comprehensive
                                                                                 Earnings       Income (Loss)
                                                                               -------------   --------------
Balance, November 1, 1998                                                      $   2,069,522   $      (7,433)

Issuance of compensatory stock options                                                    --              --

Exercise of stock options                                                                 --              --

Amortization of deferred compensation                                                     --              --

Forfeiture of compensatory stock options in connection with AIM acquisition               --              --

Issuance of common stock in connection with LDA and Joytech acquisition                   --              --

Issuance of common stock in connection with DVDWave.com acquisition                       --              --

Issuance of common stock in connection with Funsoft acquisition                           --              --

Issuance of common stock in connection with the investment in affiliate                   --              --

Issuance of common stock in connection with the Triad and Global acquisition              --              --

Proceeds from exercise of public warrants                                                 --              --

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                               --              --

Issuance of common stock in lieu of royalty payments                                      --              --

Tax benefit in connection with the exercise of stock options                              --              --

Foreign currency translation adjustment                                                   --        (819,586)

Net income                                                                        16,332,103              --
                                                                               -------------   -------------
Balance, October 31, 1999                                                         18,401,625        (827,019)

Exercise of stock options                                                                 --              --

Amortization of deferred compensation                                                     --              --

Issuance of common stock in connection with LDA and Joytech acquisition                   --              --

Issuance of common stock in connection with Pixel acquisition                             --              --

Issuance of common stock in connection with GOD acquisition                               --              --

Issuance of common stock in connection with private placements,
    net of issuance costs                                                                 --              --

Issuance of common stock in lieu of repayment of debt assumed from Pixel                  --              --

Issuance of common stock in connection with the purchase of DVD                    1,105,061              --

Tax benefit in connection with the exercise of stock options                              --              --

Foreign currency translation adjustment                                                   --      (2,351,727)

Unrealized gain on available-for-sale securities                                          --         502,500

Net income                                                                         8,140,869              --
                                                                               -------------   -------------
Balance, April 30, 2000                                                        $  27,647,555   $  (2,676,246)
                                                                               =============   =============
                                                                                                Comprehensive
                                                                                   Total        Income (Loss)
                                                                               -------------    -------------
Balance, November 1, 1998                                                      $  35,565,568    $   7,304,367

Issuance of compensatory stock options                                               830,947               --

Exercise of stock options                                                          2,384,886               --

Amortization of deferred compensation                                                181,357               --

Forfeiture of compensatory stock options in connection with AIM acquisition         (146,418)              --

Issuance of common stock in connection with LDA and Joytech acquisition            3,720,613               --

Issuance of common stock in connection with DVDWave.com acquisition                  506,250               --

Issuance of common stock in connection with Funsoft acquisition                      467,178               --

Issuance of common stock in connection with the investment in affiliate            1,275,000               --

Issuance of common stock in connection with the Triad and Global acquisition       1,401,563               --

Proceeds from exercise of public warrants                                            223,889               --

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                       21,852,559               --

Issuance of common stock in lieu of royalty payments                                 332,750               --

Tax benefit in connection with the exercise of stock options                         994,258               --

Foreign currency translation adjustment                                             (819,586)        (819,586)

Net income                                                                        16,332,103       16,332,103
                                                                               -------------    -------------
Balance, October 31, 1999                                                         85,102,917       15,512,517

Exercise of stock options                                                          5,397,602               --

Amortization of deferred compensation                                                 24,766               --

Issuance of common stock in connection with LDA and Joytech acquisition              161,140               --

Issuance of common stock in connection with Pixel acquisition                     38,578,752               --

Issuance of common stock in connection with GOD acquisition                       10,401,417               --

Issuance of common stock in connection with private placements,
    net of issuance costs                                                          8,515,535               --

Issuance of common stock in lieu of repayment of debt assumed from Pixel           2,606,989               --

Issuance of common stock in connection with the purchase of DVD                    1,252,717               --

Tax benefit in connection with the exercise of stock options                       1,940,655               --

Foreign currency translation adjustment                                           (2,351,727)      (2,351,727)

Unrealized gain on available-for-sale securities                                     502,500          502,500

Net income                                                                         8,140,869        8,140,869
                                                                               -------------    -------------
Balance, April 30, 2000                                                        $ 160,274,132    $   6,291,642
                                                                               =============    =============


                 The accompanying notes are an integral part of
                the consolidated condensed financial statements.
         Certain amounts have been reclassified for comparative purposes

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
          Notes to Interim Consolidated Condensed Financial Statements (Information at April 30, 2000 and for the three and six month periods ended April 30, 2000 and 1999 is unaudited)

1.   Organization:

Take-Two Interactive Software, Inc. (the "Company") is a leading global developer, publisher and distributor of interactive software games designed for multimedia personal computers and video game console platforms.

2.   Significant Accounting Policies and Transactions:

Basis of Presentation

The Consolidated Condensed Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

Risk and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to: the recoverability of capitalized software development costs, prepaid royalties, advances to developers and other intangibles, allowances for returns and income taxes. Actual amounts could differ from those estimates.

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

Prepaid royalties were written down by $109,242 and $187,414 for the three months ended April 30, 2000 and 1999, respectively, and $109,242 and $844,112 for the six months ended April 30, 2000 and 1999, respectively, to estimated net realizable value. Amortization of prepaid royalties amounted to $1,737,751 and $1,952,532 for the three months ended April 30, 2000 and 1999, respectively, and $4,791,016 and $3,882,371 for the six months ended April 30, 2000 and 1999, respectively.

Capitalized Software Development Costs

Costs associated with research and development are expensed as incurred. Software development costs incurred subsequent to establishing technological feasibility are capitalized. Capitalized software costs are compared, by game title, to estimated net realizable value of the product and amounts in excess of estimated net realizable value, if any, are immediately written off.

Capitalized software costs were written down by $240,184 and $520,068 for the three months ended April 30, 2000 and 1999, respectively, and $249,184 and $688,068 for the six months ended April 30, 2000 and 1999, respectively, to estimated net realizable value. Amortization of capitalized software costs amounted to $260,087 and $180,000 for the three months ended April 30, 2000 and 1999, respectively, and $328,970 and $230,000 for the six months ended April 30, 2000 and 1999, respectively.

Segment Reporting

Statement of Financial Accounting Standards ("FAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in annual financial statements. FAS No. 131 had no impact on the Company's results of operations, financial position or cash flows. The Company's operations fall within one reportable segment as defined by FAS No. 131.

Revenue Recognition

Distribution revenue is derived from the sale of third-party interactive software games and hardware and is recognized upon the shipment of product to retailers. Distribution revenue amounted to $33,309,323 and $21,065,177 for the three months ended April 30, 2000 and 1999, respectively, and $93,973,518 and $65,415,815 for the six months ended April 30, 2000 and 1999, respectively. The Company sometimes negotiates accommodations to retailers, including price discounts, credits and product returns, when demand for specific products fall below expectations. Historically, the Company's write-offs from returns for its distribution activities have been less than 1% of distribution revenues. Publishing revenue is derived from the sale of internally developed interactive software games or from the sale of product licensed from a third party developer and is recognized upon the shipment of product to retailers. Publishing revenue amounted to $36,726,750 and $31,100,155 for the three months ended April 30, 2000 and 1999, respectively, and $98,952,281 and $55,030,170 for the six months ended April 30, 2000 and 1999, respectively. The Company has historically experienced a product return rate of approximately 10% of gross publishing revenues.

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

3. Income Taxes

The provisions for income taxes for the three months ended, as well as for the six months ended April 30, 2000 and 1999 are based on the Company's estimated annualized tax rate for the respective years, after giving effect to the utilization of available tax credits and tax planning opportunities.


4. Net Income per Share

The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the three and six months ended April 30, 2000 and 1999.

                                                                                             Per Share
                                                         Income             Shares             Amount
                                                       ----------         ----------         ----------
Three Months Ended April 30, 2000:
  Basic                                                $3,354,211         25,698,852         $      .13
  Effect of dilutive securities - Stock options
     and warrants                                                          1,120,325                 --
                                                        ----------         ----------         ----------
  Diluted                                              $3,354,211         26,819,177         $      .13
                                                       ==========         ==========         ==========

Three Months Ended April 30, 1999:
  Basic                                                $1,561,172         19,152,376         $      .08
  Effect of dilutive securities - Stock options                            1,598,744                 --
     and warrants                                      ----------         ----------         ----------
  Diluted                                              $1,561,172         20,751,120         $      .08
                                                       ==========         ==========         ==========

Six Months Ended April 30, 2000:
  Basic                                                $8,140,869         24,423,859         $      .33
  Effect of dilutive securities - Stock options                            1,207,504               (.01)
     and warrants                                      ----------         ----------         ----------
  Diluted                                              $8,140,869         25,631,363         $      .32
                                                       ==========         ==========         ==========

Six Months Ended April 30, 1999:
  Basic                                                $4,456,008         18,674,517         $      .24
  Effect of dilutive securities - Stock options                            1,457,143               (.02)
     and warrants                                      ----------         ----------         ----------
  Diluted                                              $4,456,008         20,131,660         $      .22
                                                       ==========         ==========         ==========


The April 30, 2000 computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive.

5.   Business Acquisitions

In March 2000, the Company acquired from Broadband Solutions, Inc. all the outstanding capital stock of Toga Holdings, BV ("Toga") which owns Pixel Broadband Studios, Ltd. ("Pixel"). Pixel is a leading developer of multiplayer broadband gaming technology. The outstanding shares of Toga were exchanged for approximately $4.45 million in cash and 2,561,245 shares of common stock of the Company.

In April 2000, the Company purchased the 80.1% of Gathering of Developers, Ltd. ("Gathering"), which it did not already own. Gathering is a leading publisher of PC gaming software. To effect the acquisition, the outstanding shares of Gathering not already owned by the Company were exchanged for 1,060,017 shares of common stock of the Company.

The acquisitions have been accounted for as a purchase. The Consolidated Condensed Statement of Operations includes the operating results of each business from the date of acquisition.

The following unaudited pro forma results below assumes the acquisitions occurred on November 1, 1998:

                                              Six Months Ended      Six Months Ended
                                                April 30, 2000       April 30, 1999
                                              ----------------      ----------------

     Net Sales                                 $   200,217,679      $   130,757,766
     Net Income                                $     8,577,271      $       288,963
     Net Income per share (basic)              $          0.31      $          0.01
     Net Income per share (fully diluted)      $          0.30      $          0.01


The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions of Toga and Gathering been consummated as of November 1, 1998 nor are they necessarily indicative of future operating results.

6.   Disposition of DVDWave.com

The Company has sold all of the capital stock of Falcon Ventures Corporation d/b/a DVDWave.com to eUniverse, Inc for 310,000 shares of common stock. The Company has recognized a gain of $870,883 in connection with the transaction.

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

Research and development costs (consisting primarily of salaries and related costs) incurred prior to establishing technological feasibility are expensed in accordance with Statement of Financial Accounting Standards ("FAS") No. 86 "Accounting for the Costs of Computer Software to Be Sold Leased, or Otherwise Marketed". In accordance with FAS No. 86, the Company capitalizes software development costs subsequent to establishing technological feasibility (completion of a detailed program design) which is amortized (included in cost of sales) based on the greater of the proportion of current year sales to total estimated sales commencing with the product's release or the straight line method. At April 30, 2000, the Company had capitalized $3,415,467 of software development costs. The Company evaluates the recoverability of capitalized software costs, which may be reduced materially in future periods. See Note 2 to Notes to Consolidated Condensed Financial Statements.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations:


                                          Three Months Ended   Six Months Ended
                                               April 30,           April 30,
                                               ---------           ---------
                                            2000      1999      2000       1999
                                            ----      ----      ----       ----
Net sales                                  100.0%    100.0%    100.0%    100.0%

Cost of sales                               59.7      69.2      66.4      74.4

Selling and marketing                       14.2      10.2      13.1       7.9

General and administrative                  10.5      11.9       8.6       8.8

Research and development costs               1.9       1.2       1.5       1.0

Depreciation and amortization                3.1       1.1       1.9        .8

Interest expense                             2.0       1.5       1.5       1.3

Income taxes                                 3.1       1.9       2.4       2.0

Net income                                   4.8       3.0       4.2       3.7


Results of Three Months Ended April 30, 2000 and 1999

Net sales increased by $17,870,741 or 34.3%, to $70,036,073 for the three months ended April 30, 2000 from $52,165,332 for the three months ended April 30, 1999. The increase in net sales was primarily attributable to the Company's expanded distribution operations. Distribution revenues increased by $12,244,146 or 58.1%, to $33,309,323 for the three months ended April 30, 2000 from $21,065,177 for the three months ended April 30, 1999. In addition, publishing revenues increased by $5,626,595, or 18.1% to $36,726,750 for the three months ended April 30, 2000 from $31,100,155 for the three months ended April 30, 1999.

Cost of sales increased by $5,696,186, or 15.8%, to $41,781,203 for the three months ended April 30, 2000 from $36,085,017 for the three months ended April 30, 1999. This increase was primarily a result of the expanded scope of the Company's operations. Cost of sales as a percentage of net sales decreased from 69% to 60% primarily due to higher margin international and PC publishing activities. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and marketing expenses increased by $4,583,795, or 86.0%, to $9,912,061 for the three months ended April 30, 2000 from $5,328,266 for the three months ended April 30, 1999. Selling and marketing expenses as a percentage of net sales increased to 14.2% for the three months ended April 30, 2000 from 10.2% for the three months ended April 30, 1999. The increase in both absolute dollars and as a percentage of net sales was primarily attributable to increased marketing and promotion efforts undertaken to broaden product distribution and to assist retailers in positioning our products for sale to consumers.

General and administrative expenses increased by $1,098,827, or 17.6%, to $7,324,710 for the three months ended April 30, 2000 from $6,225,883 for the three months ended April 30, 1999. General and administrative expenses as a percentage of net sales decreased to 10.5% for the three months ended April 30, 2000 from 11.9% for the three months ended April 30, 1999. This increase in absolute dollars was primarily attributable to salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations. The decrease as a percentage of net sales is a result of increased revenue growth without a proportionate increase in fixed costs.

Research and development costs increased by $731,865, or 115.8%, to $1,363,870 for the three months ended April 30, 2000 from $632,005 for the three months ended April 30, 1999. This increase was primarily attributable to the Company's expansion of its product development operations. Research and development costs as a percentage of net sales remained relatively constant.

Depreciation and amortization expense increased by $1,613,781 or 288.2%, to $2,173,787 for the three months ended April 30, 2000 from $560,006 for the three months ended April 30, 1999. The increase was primarily due to the amortization of intangible assets from acquisitions.

Interest expense increased by $591,801, or 75.6%, to $1,374,754 for the three months ended April 30, 2000 from $782,953 for the three months ended April 30, 1999. The increase resulted from increased bank borrowings.

Income taxes increased by $1,155,069, or 116.7% to $2,145,099 for the three months ended January 31, 2000 from $990,030 for the three months ended April 30, 1999. The increase in absolute dollars resulted primarily from increased pre-tax income. Income tax expense as a percentage of net sales remained constant.

As a result of the foregoing, the Company achieved net income of $3,354,211 for the three months ended April 30, 2000, as compared to net income of $1,561,172 for the three months ended April 30, 1999.

Results of Six Months Ended April 30, 2000 and 1999

Net sales increased by $72,479,814 or 60.2%, to $192,925,799 for the six months ended April 30, 2000 from $120,445,985 for the six months ended April 30, 1999. The increase in net sales was primarily attributable to the Company's expanded presence in international markets. International publishing revenues increased by $29,565,787 or 98.4%, to $59,615,309 for the six months ended April 30, 2000 from $30,049,522 for the six months ended April 30, 1999. In addition, revenues from distribution activities increased by $28,557,703, or 43.7% to $93,973,518 for the six months ended April 30, 2000 from $65,415,815 for the six months ended April 30, 1999.

Cost of sales increased by $38,431,955, or 42.9%, to $128,054,812 for the six months ended April 30, 2000 from $89,622,857 for the six months ended April 30, 1999. This increase was primarily a result of the expanded scope of the Company's operations. Cost of sales as a percentage of net sales decreased primarily due to the higher margin publishing activities. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and marketing expenses increased by $15,698,216, or 165.4%, to $25,187,685 for the six months ended April 30, 2000 from $9,489,469 for the six months ended April 30, 1999. Selling and marketing expenses as a percentage of net sales increased to 13.1% for the six months ended April 30, 2000 from 7.9% for the six months ended April 30, 1999. The increase in both absolute dollars and as a percentage of net sales was primarily attributable to increased marketing and promotion efforts undertaken to broaden product distribution and to assist retailers in positioning our products for sale to consumers.

General and administrative expenses increased by $5,982,249, or 56.2%, to $16,619,630 for the six months ended April 30, 2000 from $10,637,381 for the six months ended April 30, 1999. General and administrative expenses as a percentage of net sales remained constant for the six month periods ended April 30, 2000 and 1999. The increase in absolute dollars was primarily attributable to salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations.

Research and development costs increased by $1,765,159, or 144.2%, to $2,989,308 for the six months ended April 30, 2000 from $1,224,149 for the six months ended April 30, 1999. This increase was primarily attributable to the Company's expansion of its product development operations. Research and development costs as a percentage of net sales remained relatively constant.

Depreciation and amortization expense increased by $2,563,033 or 252.9%, to $3,576,454 for the six months ended April 30, 2000 from $1,013,421 for the six months ended April 30, 1999. The increase was primarily due to the amortization of intangible assets from acquisitions.

Interest expense increased by $1,281,620, or 80.1%, to $2,881,090 for the six months ended April 30, 2000 from $1,599,470 for the six months ended April 30, 1999. The increase resulted primarily from increased bank borrowings.

Income taxes increased by $2,310,039, or 96.1% to $4,713,269 for the six months ended April 30, 1999 from $2,403,230 for the six months ended April 30, 1999. The increase in absolute dollars resulted primarily from increased pre-tax income. Income tax expense as a percentage of net sales remained constant.

As a result of the foregoing, the Company achieved net income of $8,140,869 for the six months ended April 30, 2000, as compared to net income of $4,456,008 for the six months ended April 30, 1999.

Liquidity and Capital Resources

The Company's primary capital requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically financed its operations primarily through the issuance of debt and equity securities and bank borrowings. At April 30, 2000, the Company had working capital of $36,545,046 as compared to working capital of $41,438,968 at October 31, 1999.

Net cash used in operating activities for the six months ended April 30, 2000 was $21,430,936 compared to net cash used by operating activities of $2,743,837 for the six months ended April 30, 1999. The increase in net cash used in operating activities was primarily attributable to an increase in prepaid royalties. Net cash used in investing activities for the six months ended April 30, 2000 was $12,751,420 as compared to net cash used in investing activities of $3,013,085 for the six months ended April 30, 1999. The increase in net cash used in investing was primarily attributable to the Company's acquisition activities and third party investments. Net cash provided by financing activities for the six months ended April 30, 2000 was $29,345,187 as compared to net cash provided by financing activities of $5,054,656 for the six months ended April 30, 1999. The increase in net cash provided by financing activities was primarily attributed to an increase in net borrowings under the line of credit, cash received from private placements and the impact of increased exercises of stock options. At April 30, 2000, the Company had cash and cash equivalents of $3,185,666.

In December 1999, the Company's subsidiary, Take-Two Interactive Software Europe Limited entered into a line of credit agreement with Barclays' Bank. The line of credit provides for borrowings of up to approximately British Pounds (pound)17,000,000 (approximately $25,000,000). Advances under the line of credit bear interest at the rate of 1.4% over Barclays' base rate per annum, payable quarterly. Borrowings are collateralized by receivables of the Company's European subsidiaries, and are guaranteed by the Company. The line of credit is repayable upon demand and is subject to review prior to November 29, 2000. The outstanding balance and available credit under the revolving line of credit is $18,190,158 and $1,334,958, respectively, as of April 30, 2000.

In December 1999, the Company entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent, which provides for borrowings of up to $75,000,000. The Company may increase the credit line to up to $85,000,000 subject to certain conditions. Interest accrues on such advances at the bank's prime rate plus .5% or at LIBOR plus 2.5%. Borrowings under the line of credit are collaterized by all of the Company's assets. The line of credit expires on December 7, 2002. The outstanding balance and available credit under the revolving line of credit is $49,982,983 and $761,584, respectively, as of April 30, 2000.

In March and April 2000, the Company received net proceeds of $8,515,535 from the sale of common stock.

The Company's accounts receivable, less an allowance for doubtful accounts and returns, at April 30, 2000 were $82,628,593. Of such receivables, approximately $8,322,831 or 10.1% were due from Ames Department Stores. Most of the Company's receivables are covered by insurance and generally have been collected in the ordinary course of business. The Company's sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. The Company does not hold any collateral to secure payment from customers. As a result, the Company is subject to credit risks, particularly in the event that any of the receivables represent sales to a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect its accounts receivable as they become due and such accounts are not covered by insurance, the Company's liquidity and working capital position would be materially adversely affected.

Based on currently proposed operating plans and assumptions, the Company believes that projected revenues from operations and available cash resources will be sufficient to satisfy its contemplated cash requirements for the reasonably foreseeable future. The Company recently acquired from Broadband Solutions, Inc. all of the outstanding capital stock of Netherlands based Toga Holdings BV, which owns Pixel Broadband Studios, Ltd., a company engaged in the development of multiplayer broadband gaming technology, which may require the Company to seek additional financing to fund ongoing product and technology development efforts. The Company has entered into a letter of intent in connection with a proposed public offering of the securities of Broadband Studios, Inc., the parent of Pixel. There can be no assurance that projected revenues from operations and available cash resources will be sufficient to fund the Company's operations or future expansion activities (including technology development) or that any additional financing will be available to the Company on commercially reasonable terms or at all. Failure to obtain any such additional financing could severely limit the Company's ability to continue to expand its operations.

Fluctuations in Operating Results and Seasonality

The Company has experienced and may continue to experience fluctuations in quarterly operating results as a result of timing in the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles;
projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in shipment.

Sales of our titles are seasonal, with peak shipments typically occurring in the fourth calendar quarter (our fourth and first fiscal quarters) as a result of increased demand for titles during the holiday season.

International Operations

Product sales in international markets, primarily in the United Kingdom and other countries in Europe and the Pacific Rim, have accounted for an increasing portion of the Company's revenues. For the six months ended April 30, 2000 and 1999, sales of products in international markets accounted for approximately 34.5% and 27.7%, respectively, of the Company's revenues. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results. Product sales in France and Germany are made in local currencies. The Company does not engage in foreign currency hedging transactions.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

From February 2000 to April 2000, 202,500 options from the 1997 Stock Option Plan and 590,000 non-plan options were granted at exercise prices ranging from $8.25 to $12.64.

In March 2000, the Company issued 446,678 shares of Common Stock to an individual investor in exchange for $5 million.

In April 2000, the Company issued 430,000 shares of Common Stock to a group of investors in a private placement for $3,515,535 that was net of $246,965 in commissions and discounts.

In connection with the above securities issuances, the Company relied on Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit
     Exhibit 27 - Financial Data Schedule (SEC use Only)

     (b)  Reports  on Form 8-K
     The Company filed a Current Report on Form 8-K dated March 14, 2000 relating to the acquisition of Pixel Broadband Studios, Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Take-Two Interactive Software, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Take-Two Interactive Software, Inc.


By: /s/ Ryan A. Brant                                    Dated: June 14, 2000
    ------------------------
    Ryan A. Brant
    Chief Executive Officer


By: /s/ Larry Muller                                     Dated: June 14, 2000
    ------------------------
    Larry Muller
    Chief Financial Officer