Form 10-Q
period 2000-07-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2000-09-14
CIK 946581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

As of September 8, 2000, there were 31,002,552 shares of the registrant's Common Stock outstanding.

                      TAKE-TWO INTERACTIVE SOFTWARE, INC.
                           QUARTER ENDED JULY 31, 2000



                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets - As of  July 31, 2000 and October 31, 1999 (unaudited)                       1

              Consolidated  Condensed  Statements  of Operations - For the three months ended July 31, 2000 and 1999
                  and the nine months ended July 31, 2000 and 1999 (unaudited)                                                    2

              Consolidated Condensed Statements of Cash Flows - For the nine months ended July 31, 2000 and 1999 (unaudited)      3

              Consolidated Condensed Statements of Stockholders' Equity - For the year ended October 31, 1999 and the nine
                  months ended July 31, 2000 (unaudited)                                                                          4

              Notes to Consolidated Condensed Financial Statements                                                                5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of  Operations                             10

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities                                                                                              17

Item 6.       Exhibits and Reports on Form 8-K                                                                                   17

Item 1.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated Condensed Balance Sheets
As of  July 31, 2000 and  October 31, 1999 (unaudited)


                                                      ASSETS:                                      July 31, 2000    October 31, 1999
                                                                                                   -------------    ----------------

Current assets:
     Cash and cash equivalents                                                                     $   2,631,068      $  10,374,562
     Accounts receivable, net of allowances of $3,921,494 and $6,816,682, respectively                85,173,092        108,802,903
     Inventories                                                                                      41,214,022         41,299,838
     Prepaid royalties                                                                                20,844,252         20,118,160
     Prepaid expenses and other current assets                                                         9,183,915          6,374,031
     Marketable securities                                                                             3,559,399               --
     Deferred tax asset                                                                                2,357,249          2,004,689
                                                                                                   -------------      -------------
             Total current assets                                                                    164,962,997        188,974,183

Fixed assets, net                                                                                      6,230,260          4,120,317
Prepaid royalties                                                                                        860,000          1,510,530
Capitalized software development costs, net                                                            9,796,522          2,226,670
Investment in affiliates                                                                                    --            3,954,668
Intangibles, net of accumulated amortization of $9,248,842 and $3,251,358 respectively               116,442,511         30,856,983
Other assets, net                                                                                      1,076,557          1,073,026
                                                                                                   -------------      -------------
             Total assets                                                                          $ 299,368,847      $ 232,716,377
                                                                                                   =============      =============


                                     LIABILITIES and STOCKHOLDERS' EQUITY:


Current liabilities:
     Accounts payable                                                                              $  38,730,790      $  71,229,744
     Accrued expenses                                                                                 17,680,878         20,161,810
     Lines of credit                                                                                  46,478,365         56,047,846
     Current portion of capital lease obligation                                                          82,998             65,204
     Notes payable, net of discount                                                                         --               30,611
                                                                                                   -------------      -------------
             Total current liabilities                                                               102,973,031        147,535,215

Note payable, net of current portion                                                                        --               58,363
Loan payable, net of unamortized discount                                                             12,121,820               --
Capital lease obligation, net of current portion                                                         329,323             19,882
Other liabilities                                                                                      1,889,953               --
                                                                                                   -------------      -------------
             Total liabilities                                                                       117,314,127        147,613,460
                                                                                                   -------------      -------------

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $.01 per share; 50,000,000 shares authorized;
         30,958,055 and 23,085,455 shares issued and outstanding                                         309,581            230,855
     Additional paid-in capital                                                                      157,147,567         67,345,381
     Deferred compensation                                                                               (14,135)           (47,925)
     Retained earnings                                                                                31,096,526         18,401,625
     Accumulated other comprehensive loss                                                             (6,484,819)          (827,019)
                                                                                                   -------------      -------------
             Total stockholders' equity                                                              182,054,720         85,102,917
                                                                                                   -------------      -------------
             Total liabilities and stockholders' equity                                            $ 299,368,847      $ 232,716,377
                                                                                                   =============      =============



         The accompanying notes are an integral part of the consolidated condensed financial statements
         Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated Condensed Statements of Operations
For the three months ended July 31, 2000 and 1999 and the nine months ended July 31, 2000 and 1999 (unaudited)



                                                                          Three months ended July 31,   Nine months ended July 31,
                                                                          ---------------------------  -----------------------------
                                                                                  2000          1999            2000            1999
                                                                           -----------   -----------   -------------    ------------


Net sales                                                                  $71,472,587   $63,562,470   $ 264,398,385    $184,008,455
Cost of sales                                                               40,100,344    43,931,101     168,155,154     133,553,958
                                                                           -----------   -----------   -------------    ------------
         Gross profit                                                       31,372,243    19,631,369      96,243,231      50,454,497
                                                                           -----------   -----------   -------------    ------------

Operating expenses:
     Selling and marketing                                                   9,055,486     6,925,874      34,243,171      16,415,343
     General and administrative                                              9,105,921     6,779,560      25,725,552      17,416,941
     Research and development costs                                          1,656,737       986,845       4,646,045       2,210,994
     Depreciation and amortization                                           3,821,587       730,146       7,398,041       1,743,567
     One time charge related to abandoned offering                           1,103,170          --         1,103,170            --
                                                                           -----------   -----------   -------------    ------------
         Total operating expenses                                           24,742,901    15,422,425      73,115,979      37,786,845
                                                                           -----------   -----------   -------------    ------------

         Income from operations                                              6,629,342     4,208,944      23,127,252      12,667,652

Interest expense, net                                                        1,635,618       453,825       4,516,708       2,053,295
                                                                           -----------   -----------   -------------    ------------
         Income before equity in income/(loss) of affiliate and
             provision for income taxes                                      4,993,724     3,755,119      18,610,544      10,614,357

Equity in income/(loss) of affiliate                                              --         110,973        (762,683)        110,973
                                                                           -----------   -----------   -------------    ------------
         Income before provision for income taxes                            4,993,724     3,866,092      17,847,861      10,725,330

Provision for income taxes                                                   1,544,753     1,158,268       6,258,022       3,561,498
                                                                           -----------   -----------   -------------    ------------

         Net income                                                        $ 3,448,971   $ 2,707,824   $  11,589,839    $  7,163,832
                                                                           ===========   ===========   =============    ============


Per share data:
     Basic:
         Weighted average common shares outstanding                         29,061,499    22,440,547      25,981,014      19,939,990
                                                                           ===========   ===========   =============    ============
         Net income per share                                              $      0.12   $      0.12   $        0.45    $       0.36
                                                                           ===========   ===========   =============    ============
     Diluted:
         Weighted average common shares outstanding                         29,879,265    23,292,541      26,992,485      21,205,200
                                                                           ===========   ===========   =============    ============
         Net income per share                                              $      0.12   $      0.12   $        0.43    $       0.34
                                                                           ===========   ===========   =============    ============






         The accompanying notes are an integral part of the consolidated condensed financial statements.
        Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated  Condensed  Statements of Cash Flows
For the nine months ended July 31, 2000 and 1999 (unaudited)


                                                                                                     Nine months ended July 31,
                                                                                                    ----------------------------
                                                                                                            2000            1999
                                                                                                    ------------    ------------
Cash flows from operating activities:
     Net income                                                                                     $ 11,589,839    $  7,163,832
     Adjustment to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                                 7,398,041       1,743,567
         Loss on disposal of fixed asset                                                                 247,630          57,504
         Net gain from eUniverse transactions                                                         (2,801,449)           --
         Equity in loss (earnings) of affiliate                                                          762,683        (110,972)
         Change in deferred tax asset                                                                   (352,560)        941,000
         Provision for allowances                                                                     (1,734,921)        760,914
         Forfeiture of compensatory stock options in connection with AIM acquisition                        --          (146,418)
         Other amortization                                                                              283,889         365,790
         Issuance of compensatory stock                                                                     --           641,909
         Changes in operating assets and liabilities, net of effects of acquisitions:
            Decrease (increase) in accounts receivable                                                30,008,597      (8,806,651)
            Decrease (increase) in inventories, net                                                       88,302      (5,358,443)
            Increase in prepaid royalties                                                            (16,127,467)     (5,921,749)
            Increase in prepaid expenses and other current assets                                     (2,166,456)       (742,318)
            (Increase) decrease in capitalized software development costs                             (7,569,852)        159,686
            (Increase) decrease in other assets, net                                                    (976,557)         33,259
            Decrease in accounts payable                                                             (39,767,284)     (4,190,634)
            (Decrease) increase in accrued expenses                                                   (8,081,269)      3,039,522
                                                                                                    ------------    ------------
                         Net cash used in operating activities                                       (29,198,834)    (10,370,202)
                                                                                                    ------------    ------------

Cash flows from investing activities:
     Net purchases of fixed assets                                                                    (2,405,920)     (1,869,971)
     Cash paid for investments                                                                        (1,432,500)     (4,000,000)
     Acquisition, net cash (paid) acquired                                                            (4,261,640)          5,182
     Cash paid for prior acquisitions                                                                 (1,531,385)           --
                                                                                                    ------------    ------------
                         Net cash used in investing activities                                        (9,631,445)     (5,864,789)
                                                                                                    ------------    ------------

Cash flows from financing activities:
     Net proceeds from secondary public offering                                                            --        21,852,559
     Proceeds from private placement, net                                                             19,689,684            --
     Net repayment under the line of credit                                                           (9,658,455)     (7,637,956)
     Proceeds from loan payable                                                                       15,000,000            --
     Repayment of notes payable                                                                             --          (449,572)
     Proceeds from exercise of stock options                                                           5,913,253       2,187,321
     Proceeds from exercise of warrants                                                                    6,460         223,926
     Proceeds from issuance of stock of subsidiary                                                     1,500,000            --
     Repayment of capital lease obligation                                                               (56,363)        (70,932)
     Tax benefit from exercise of stock options                                                        1,940,655         753,523
                                                                                                    ------------    ------------
                         Net cash provided by financing activities                                    34,335,234      16,858,869
                                                                                                    ------------    ------------

Effect of foreign exchange rates                                                                      (3,248,449)       (468,574)
                                                                                                    ------------    ------------

                         Net (decrease) increase in cash for the period                               (7,743,494)        155,304
Cash and cash equivalents, beginning of the period                                                    10,374,562       2,762,837
                                                                                                    ------------    ------------
Cash and cash equivalents, end of the period                                                        $  2,631,068    $  2,918,141
                                                                                                    ============    ============


Supplemental disclosure of non-cash investing and financing activities:
     Tax benefit from the exercise of stock options                                                 $  1,940,655    $    753,523
                                                                                                    ============    ============
     Gathering  purchase option                                                                     $       --      $  1,275,000
                                                                                                    ============    ============

Supplemental information on businesses acquired:
     Fair value of assets acquired
         Cash                                                                                       $    196,100    $    343,865
         Accounts receivables, net                                                                     4,646,351       5,852,779
         Inventories, net                                                                                   --         2,301,672
         Prepaid expenses and other assets                                                               643,426         320,123
         Property and equipment, net                                                                   1,077,216         629,155
         Intangibles                                                                                  90,391,069       4,960,891
     Less, liabilities assumed
         Line of credit                                                                                     --        (2,210,517)
         Accounts payable                                                                             (7,268,330)     (6,132,408)
         Accrued expenses                                                                               (449,777)       (370,972)
         Deferred royalties                                                                          (15,926,905)           --
         Other liabilities                                                                            (8,167,452)           --
            Stock issued                                                                             (54,815,776)     (5,119,165)
            Warrants issued                                                                           (1,750,000)           --
            Direct transaction costs                                                                    (154,486)       (236,740)
            Investment interest and purchase option                                                   (3,963,696)           --
                                                                                                    ------------    ------------
Cash paid                                                                                              4,457,740         338,683
     Less, cash acquired                                                                                (196,100)       (343,865)
                                                                                                    ------------    ------------
Net cash paid (acquired)                                                                            $  4,261,640    $     (5,182)
                                                                                                    ============    ============

During the nine months ended July 31, 2000, the Company paid $1,531,385 in cash and issued $161,140 in common stock related to a prior period acquisition. Such payments were accounted for as additional consideration and had the effect of increasing intangibles.




         The accompanying notes are an integral part of the consolidated condensed financial statements
        Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated Condensed Statements of Stockholders' Equity
For the year ended October 31, 1999 and the nine months ended July 31, 2000 (unaudited)



                                                                                             Common Stock
                                                                                        ---------------------     Additional
                                                                                          Shares      Amount   Paid-in Capital
                                                                                        ----------   --------  ---------------



Balance, October 31, 1998                                                               18,071,972   $180,719   $  33,546,417

Issuance of compensatory stock options                                                     536,923      5,369         831,203

Exercise of stock options                                                                  613,218      6,133       2,378,753

Amortization of deferred compensation                                                         --         --              --

Forfeiture of compensatory stock options in connection with AIM acquisition                   --         --          (146,418)

Issuance of common stock in connection with LDA and Joytech acquisition                    364,766      3,648       3,716,965

Issuance of common stock in connection with DVDWave.com acquisition                         50,000        500         505,750

Issuance of common stock in connection with Funsoft acquisition                             60,281        603         466,575

Issuance of common stock in connection with the investment in affiliate                    125,000      1,250       1,273,750

Issuance of common stock in connection with the Triad and Global acquisition               162,500      1,625       1,399,938

Proceeds from exercise of public warrants                                                   40,795        408         223,481

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                              3,005,000     30,050      21,822,509

Issuance of common stock in lieu of royalty payments                                        55,000        550         332,200

Tax benefit in connection with the exercise of stock options                                  --         --           994,258

Foreign currency translation adjustment                                                       --         --              --

Net income                                                                                    --         --              --
                                                                                        ----------   --------   -------------

Balance, October 31, 1999                                                               23,085,455    230,855      67,345,381

Exercise of stock options                                                                1,203,340     12,034       5,901,220

Amortization of deferred compensation                                                         --         --              --

Issuance of common stock in connection with LDA and Joytech acquisition                     15,798        158         160,982

Issuance of common stock and warrants in connection with Pixel acquisition               2,561,245     25,612      40,303,140

Issuance of common stock in connection with GOD acquisition                              1,060,017     10,600      10,390,817

Issuance of common stock in connection with PopTop acquisition                             559,100      5,591       5,830,015

Issuance of common stock in connection with private placements,
    net of issuance costs                                                                2,291,678     22,917      19,666,767

Issuance of warrants in connection with a debt financing                                      --         --         2,926,963

Proceeds from exercise of warrants                                                           1,000         10           6,450

Issuance of common stock in lieu of repayment of debt assumed from Pixel                   167,922      1,679       2,527,646

Issuance of common stock in connection with the purchase of DVD                             12,500        125         147,531

Tax benefit in connection with the exercise of stock options                                  --         --         1,940,655

Foreign currency translation adjustment                                                       --         --              --

Unrealized loss on available-for-sale securities                                              --         --              --

Net income                                                                                    --         --              --
                                                                                        ----------   --------   -------------

Balance, July 31, 2000                                                                  30,958,055   $309,581   $ 157,147,567
                                                                                        ==========   ========   =============



                                                                                                              Accumulated
                                                                                                                 Other
                                                                                    Deferred      Retained    Comprehensive
                                                                                  Compensation    Earnings   Income (Loss)
                                                                                   ---------    -----------   -----------



Balance, October 31, 1998                                                          $(223,657)   $ 2,069,522   $    (7,433)

Issuance of compensatory stock options                                                (5,625)          --            --

Exercise of stock options                                                               --             --            --

Amortization of deferred compensation                                                181,357           --            --

Forfeiture of compensatory stock options in connection with AIM acquisition             --             --            --

Issuance of common stock in connection with LDA and Joytech acquisition                 --             --            --

Issuance of common stock in connection with DVDWave.com acquisition                     --             --            --

Issuance of common stock in connection with Funsoft acquisition                         --             --            --

Issuance of common stock in connection with the investment in affiliate                 --             --            --

Issuance of common stock in connection with the Triad and Global acquisition            --             --            --

Proceeds from exercise of public warrants                                               --             --            --

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                             --             --            --

Issuance of common stock in lieu of royalty payments                                    --             --            --

Tax benefit in connection with the exercise of stock options                            --             --            --

Foreign currency translation adjustment                                                 --             --        (819,586)

Net income                                                                              --       16,332,103          --
                                                                                   ---------    -----------   -----------

Balance, October 31, 1999                                                            (47,925)    18,401,625      (827,019)

Exercise of stock options                                                               --             --            --

Amortization of deferred compensation                                                 33,790           --            --

Issuance of common stock in connection with LDA and Joytech acquisition                 --             --            --

Issuance of common stock and warrants in connection with Pixel acquisition              --             --            --

Issuance of common stock in connection with GOD acquisition                             --             --            --

Issuance of common stock in connection with PopTop acquisition                          --             --            --

Issuance of common stock in connection with private placements,
    net of issuance costs                                                               --             --            --

Issuance of warrants in connection with a debt financing                                --             --            --

Proceeds from exercise of warrants                                                      --             --            --

Issuance of common stock in lieu of repayment of debt assumed from Pixel                --             --            --

Issuance of common stock in connection with the purchase of DVD                         --        1,105,062          --

Tax benefit in connection with the exercise of stock options                            --             --            --

Foreign currency translation adjustment                                                 --             --      (3,248,449)

Unrealized loss on available-for-sale securities                                        --             --      (2,409,351)

Net income                                                                              --       11,589,839          --
                                                                                   ---------    -----------   -----------

Balance, July 31, 2000                                                             $ (14,135)   $31,096,526   $(6,484,819)
                                                                                   =========    ===========   ===========






                                                                                                 Comprehensive
                                                                                      Total      Income (Loss)
                                                                                 -------------    ------------



Balance, October 31, 1998                                                        $  35,565,568    $  7,304,367

Issuance of compensatory stock options                                                 830,947            --

Exercise of stock options                                                            2,384,886            --

Amortization of deferred compensation                                                  181,357            --

Forfeiture of compensatory stock options in connection with AIM acquisition           (146,418)           --

Issuance of common stock in connection with LDA and Joytech acquisition              3,720,613            --

Issuance of common stock in connection with DVDWave.com acquisition                    506,250            --

Issuance of common stock in connection with Funsoft acquisition                        467,178            --

Issuance of common stock in connection with the investment in affiliate              1,275,000            --

Issuance of common stock in connection with the Triad and Global acquisition         1,401,563            --

Proceeds from exercise of public warrants                                              223,889            --

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                         21,852,559            --

Issuance of common stock in lieu of royalty payments                                   332,750            --

Tax benefit in connection with the exercise of stock options                           994,258            --

Foreign currency translation adjustment                                               (819,586)       (819,586)

Net income                                                                          16,332,103      16,332,103
                                                                                 -------------    ------------

Balance, October 31, 1999                                                           85,102,917      15,512,517

Exercise of stock options                                                            5,913,254            --

Amortization of deferred compensation                                                   33,790            --

Issuance of common stock in connection with LDA and Joytech acquisition                161,140            --

Issuance of common stock and warrants in connection with Pixel acquisition          40,328,752            --

Issuance of common stock in connection with GOD acquisition                         10,401,417            --

Issuance of common stock in connection with PopTop acquisition                       5,835,606            --

Issuance of common stock in connection with private placements,
    net of issuance costs                                                           19,689,684            --

Issuance of warrants in connection with a debt financing                             2,926,963            --

Proceeds from exercise of warrants                                                       6,460            --

Issuance of common stock in lieu of repayment of debt assumed from Pixel             2,529,325            --

Issuance of common stock in connection with the purchase of DVD                      1,252,718            --

Tax benefit in connection with the exercise of stock options                         1,940,655            --

Foreign currency translation adjustment                                             (3,248,449)     (3,248,449)

Unrealized loss on available-for-sale securities                                    (2,409,351)     (2,409,351)

Net income                                                                          11,589,839      11,589,839
                                                                                 -------------    ------------

Balance, July 31, 2000                                                           $ 182,054,720    $  5,932,039
                                                                                 =============    ============



        The accompanying notes are an integral part of the consolidated condensed financial statements.
        Certain amounts have been reclassified for comparative purposes

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
              Notes to Consolidated Condensed Financial Statements (Information at July 31, 2000 and for the three and nine month periods ended July 31, 2000 and 1999 are unaudited)


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

Prepaid Royalties

Prepaid royalties represent prepayments made to independent software developers under development agreements. Prepaid royalties are expensed at the contractual royalty rate as cost of sales based on actual net product sales. Management continuously evaluates the future realization of prepaid royalties, and charges to cost of sales any amount which is deemed unlikely to be realized at the contractual royalty rate through future product sales. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year.

Prepaid royalties were not written down for the three months ended July 31, 2000 and 1999. For the nine months ended July 31, 2000 and 1999, prepaid royalties were written down by $109,942 and $844,112, respectively, to estimated net realizable value. Amortization of prepaid royalties amounted to $6,290,248 and $6,308,905 for the three months ended July 31, 2000 and 1999, respectively, and $11,081,264 and $10,191,276 for the nine months ended July 31, 2000 and 1999, respectively.

Capitalized Software Development Costs  (Including Film Production Costs)

Costs associated with research and development are expensed as incurred. Software development costs incurred subsequent to establishing technological feasibility are capitalized. Capitalized software costs are compared, by game title, to estimated net realizable value of the product and amounts in excess of estimated net realizable value, if any, are immediately charged to cost of sales.

No capitalized software costs were written down for the three months ended July 31, 2000 and 1999. For the nine months ended July 31, 2000 and 1999, capitalized software costs were written down by $249,184 and $688,068, respectively, to estimated net realizable value. Amortization of capitalized software costs amounted to $143,479 and $451,783 for the three months ended July 31, 2000 and 1999, respectively, and $472,449 and $681,783 for the nine months ended July 31, 2000 and 1999, respectively.

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

Recently Issued Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of this pronouncement are effective for the fourth quarter of the fiscal year ended October 31, 2001. The Company is in the process of determining the impact, if any, it will have on its financial statements.

Revenue Recognition

Distribution revenue is derived from the sale of third-party interactive software games and hardware and is recognized upon the shipment of product to retailers. Distribution revenue amounted to $29,444,878 and $20,946,961 for the three months ended July 31, 2000 and 1999, respectively, and $123,418,395 and $86,362,777 for the nine months ended July 31, 2000 and 1999, respectively. The Company at times negotiates accommodations to retailers, including price discounts, credits and product returns, when demand for specific products fall below expectations. The Company's distribution arrangements with retailers generally do not give them the right to return products, however, the Company generally accepts product returns for stock balancing or defective products. Historically, the Company's write-offs for returns from its distribution activities have been less than 1% of distribution revenues.

Publishing revenue is derived from the sale of internally developed interactive software games or from the sale of product licensed from a third party developer and is recognized upon the shipment of product to retailers. Publishing revenue amounted to $42,027,709 and $42,615,509 for the three months ended July 31, 2000 and 1999, respectively, and $140,979,990 and $97,645,678 for the nine months ended July 31, 2000 and 1999, respectively. The Company's publishing arrangements require the Company to accept product returns. A reserve is established at the time of product sales, based primarily on these return policies, markdown allowances, and historical return rates, and as such, the Company recognizes revenues net of product returns. The Company has historically experienced a product return rate of approximately 10% of gross publishing revenues.


3. Business Acquisitions

In July 2000, the Company acquired all of the issued and outstanding capital stock of PopTop Software, Inc. ("PopTop") for 559,100 shares of the Company's common stock. PopTop is the creator of the best selling Railroad Tycoon II.

The acquisition has been accounted for as a purchase. The Consolidated Condensed Statement of Operations includes the operating results of each business from the date of acquisition.

The following unaudited pro forma results below assumes the acquisitions of Toga Holding, BV ("Toga") and Gathering of Developers, Ltd ("Gathering") occurred on November 1, 1998:

                                        Nine Months Ended     Nine Months Ended
                                          July 31, 2000       July 31, 1999
                                        ---------------       -----------------
Net Sales                               $   271,690,266       $   200,200,341
Net Income                              $    12,026,242       $     1,455,908
Net Income per share (basic)            $          0.43       $          0.06
Net Income per share (fully diluted)    $          0.42       $          0.06


The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions of Toga and Gathering been consummated as of November 1, 1998 nor are they necessarily indicative of future operating results.


4. Loan Payable

In July 2000, the Company entered into a subordinated loan agreement with Finova Mezzanine Capital Inc. ("Finova") in the principal amount of $15 million. The loan is payable in full in July 2005, and bears interest at the rate of 12.5% per annum, payable monthly. In connection with the loan, the Company issued to Finova a five year warrant to purchase 451,747 shares of Common Stock exercisable at a price of $11.875 per share. Subject to the outstanding loan balance, the warrant entitles Finova to receive additional shares of Common Stock for three consecutive years commencing July 2003, and contains certain anti-dilution provisions. The Company has recorded the loan net of discount of $2,926,963 to reflect an allocation of the proceeds to the estimated value of the warrant. The discount is being amortized using the "interest method" over the term of the financing.

5. Income Taxes

The provisions for income taxes for the three months ended, as well as for the nine months ended July 31, 2000 and 1999 are based on the Company's estimated annualized tax rate for the respective years, after giving effect to the utilization of available tax credits and tax planning opportunities.


6. Net Income per Share

The following table provides a reconciliation of basic earnings per share to diluted earnings per share for the three and nine months ended July 31, 2000 and 1999.




                                                                                         Per Share
                                                       Income            Shares            Amount
                                                   ---------------  ---------------  -----------------
Three Months Ended July 31, 2000:
  Basic                                            $   3,448,971       29,061,499    $       0.12
  Effect of dilutive securities - Stock options
     and warrants                                                         817,766              -
                                                     -------------  ---------------  -----------------
  Diluted                                          $   3,448,971       29,879,265    $       0.12
                                                   ===============  ===============  =================

Three Months Ended July 31, 1999:
  Basic                                            $  2,707,824        22,440,547    $       0.12
  Effect of dilutive securities - Stock options
     and warrants                                                         851,994             --
                                                   ---------------  ---------------  -----------------
  Diluted                                          $  2,707,824        23,292,541    $       0.12
                                                   ===============  ===============  =================

Nine months Ended July 31, 2000:
  Basic                                            $ 11,589,839        25,981,014    $       0.45
  Effect of dilutive securities - Stock options
     and warrants                                                       1,011,471            (.02)
                                                     -------------  ---------------  -----------------
  Diluted                                          $ 11,589,839        26,992,485    $       0.43
                                                   ===============  ===============  =================

Nine months Ended July 31, 1999:
  Basic                                            $  7,163,832        19,939,990    $       0.36
  Effect of dilutive securities - Stock options
     and warrants                                                       1,265,210            (.02)
                                                   ---------------  ---------------  -----------------
  Diluted                                          $  7,163,832        21,205,200    $       0.34
                                                   ===============  ===============  =================


The computations for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive.

7.  Disposition of Assets

In June 2000, the Company sold its 19.9% equity interest in Bungie Software ("Bungie") to Microsoft Corporation for approximately $5 million (or 19.9% of $25,000,000, the total share consideration paid to Bungie shareholders). Separately, the Company sold its publishing and distribution rights to Halo for $4,000,000 and acquired a royalty free license to Bungie's Halo technology for two products. In addition, the Company was granted all of Bungie's right, title and interest to the best-selling Myth franchise and the highly anticipated upcoming PC and PlayStation(R) 2 game, Oni, titles which the Company had previously only held certain distribution rights.

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

Overview

The Company derives its principal sources of revenues from publishing and distribution activities. Publishing revenues are derived from the sale of internally developed interactive entertainment software products or products licensed from third parties. Distribution revenues are derived from the sale of third-party software and hardware products. Publishing activities generally generate higher margins than distribution activities, with sales of PC software resulting in higher margins than sales of cartridges designed for video game consoles. The Company recognizes revenue from software sales when products are shipped to customers.

The Company's published products are subject to return if not sold to consumers, including for stock balancing, markdowns or defective products. The Company establishes a reserve for future returns of published products at the time of product sales, based primarily on these return policies and historical return rates, and the Company recognize revenues net of product returns. The Company has historically experienced a product return rate of approximately 10% of gross publishing revenues. For distribution sales, the Company at times negotiates accommodations to retailers, including price discounts, credits, and product returns when demand for specific products fall below expectations. Historically, the Company's write-offs for returns from its distribution activities have been less than 1% of distribution revenues. If future product returns significantly exceed these reserves, the Company's operating results would be materially adversely affected.

Research and development costs (consisting primarily of salaries and related costs) incurred prior to establishing technological feasibility are expensed in accordance with Statement of Financial Accounting Standards ("FAS") No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". In accordance with FAS No. 86, the Company capitalizes software development costs subsequent to establishing technological feasibility (completion of a detailed program design) which is amortized (included in cost of sales) based on the greater of the proportion of current year sales to total estimated sales commencing with the product's release or the straight line method. At July 31, 2000, the Company had $9,796,522 of capitalized software development costs. The Company evaluates the recoverability of capitalized software costs, the amount in excess of estimated net realizable value may have a material adverse effect on the Company's operating results in future periods. See Note 2 to Notes to Consolidated Condensed Financial Statements.


Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations:


                                            Three Months Ended         Nine months Ended
                                                 July 31,                  July 31,
                                                 --------                  --------
                                              2000         1999         2000         1999
                                            ------       ------       ------       ------
Net sales                                    100.0%       100.0%       100.0%       100.0%

Cost of sales                                 56.1         69.1         63.6         72.6

Selling and marketing                         12.7         10.9         13.0          8.9

General and administrative                    12.7         10.7          9.7          9.5

Research and development costs                 2.3          1.6          1.8          1.2

Depreciation and amortization                  5.3          1.1          2.8           .9

One time charge related to
abandoned offering                             1.5          --            .4          --

Interest expense                               2.3           .7          1.7          1.1

Income taxes                                   2.2          1.8          2.4          1.9

Net income                                     4.8          4.3          4.4          3.8



Results of Three Months Ended July 31, 2000 and 1999

Net sales increased by $7,910,117 or 12.4%, to $71,472,587 for the three months ended July 31, 2000 from $63,562,470 for the three months ended July 31, 1999. The increase in net sales was primarily attributable to the Company's expanded distribution operations. Distribution revenues increased by $8,497,917 or 40.6%, to $29,444,878 for the three months ended July 31, 2000 from $20,946,961 for the three months ended July 31, 1999. Publishing revenues of $42,027,709 for the three months ended July 31, 2000 (which included licensing revenue of approximately $5.5 million) remained relatively constant compared to the three months ended July 31, 1999.

Cost of sales decreased by $3,830,757 or 8.7%, to $40,100,344 for the three months ended July 31, 2000 from $43,931,101 for the three months ended July 31, 1999. Cost of sales as a percentage of net sales decreased from 69.1% to 56.1%. The Company attributes this decrease primarily to the continued growth in its publishing margins due to higher PC sales and expanding distribution and budget publishing margins. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and marketing expenses increased by $2,129,612 or 30.8%, to $9,055,486 for the three months ended July 31, 2000 from $6,925,874 for the three months ended July 31, 1999. As a percentage of net sales, selling and marketing expenses increased to 12.7% for the three months ended July 31, 2000 from 10.9% for the three months ended July 31, 1999. The increase in both absolute dollars and as a percentage of net sales was primarily attributable to the acquisition of Gathering of Developers, Ltd, which was previously accounted for under the equity method and increased marketing and promotion efforts undertaken to broaden product distribution.

General and administrative expenses increased by $2,326,361 or 34.3%, to $9,105,921 for the three months ended July 31, 2000 from $6,779,560 for the three months ended July 31, 1999. General and administrative expenses as a percentage of net sales increased to 12.7% for the three months ended July 31, 2000 from 10.7% for the three months ended July 31, 1999. This increase in both absolute dollars and as a percentage of net sales is a result of increased personnel through its acquisitions.

Research and development costs increased by $669,892 or 67.9%, to $1,656,737 for the three months ended July 31, 2000 from $986,845 for the three months ended July 31, 1999. This increase was primarily attributable to the expansion of the Company's product development operations. Research and development costs as a percentage of net sales remained relatively constant.

Depreciation and amortization expense increased by $3,091,441 or 423.4%, to $3,821,587 for the three months ended July 31, 2000 from $730,146 for the three months ended July 31, 1999. The increase was primarily due to the amortization of intangible assets from acquisitions.

The Company incurred a one-time charge of $1,103,170 in the three months ended July 31, 2000 covering professional fees and other expenses related to an abandoned offering to list a subsidiary's stock on EASDAQ.

Interest expense increased by $1,181,793 or 260.4%, to $1,635,618 for the three months ended July 31, 2000 from $453,825 for the three months ended July 31, 1999. The increase resulted from expanded credit facilities, as well as the amortization of fees paid in connection with financing activities.

Income taxes increased by $386,485, or 33.4% to $1,544,753 for the three months ended July 31, 2000 from $1,158,268 for the three months ended July 31, 1999. The increase in absolute dollars resulted primarily from increased pre-tax income. Income tax expense as a percentage of net sales remained constant.

As a result of the foregoing, the Company achieved net income of $3,448,971 for the three months ended July 31, 2000, as compared to net income of $2,707,824 for the three months ended July 31, 1999.

Results of Nine months Ended July 31, 2000 and 1999

Net sales increased by $80,389,930 or 43.7%, to $264,398,385 for the nine months ended July 31, 2000 from $184,008,455 for the nine months ended July 31, 1999. The increase in net sales was primarily attributable to the Company's expanded presence in international markets. International publishing revenues increased by $25,991,128 or 55.4%, to $72,880,996 for the nine months ended July 31, 2000 from $46,889,868 for the nine months ended July 31, 1999. Revenues from distribution activities increased by $37,055,618 or 42.9% to $123,418,395 for the nine months ended July 31, 2000 from $86,362,777 for the nine months ended July 31, 1999.

Cost of sales increased by $34,601,196, or 25.9%, to $168,155,154 for the nine months ended July 31, 2000 from $133,553,958 for the nine months ended July 31, 1999. This increase was primarily a result of the expanded scope of the Company's operations. Cost of sales as a percentage of net sales decreased primarily due to the higher margin publishing activities. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and marketing expenses increased by $17,827,828, or 108.6%, to $34,243,171 for the nine months ended July 31, 2000 from $16,415,343 for the nine months ended July 31, 1999. Selling and marketing expenses as a percentage of net sales increased to 13.0% for the nine months ended July 31, 2000 from 8.9% for the nine months ended July 31, 1999. The increase in both absolute dollars and as a percentage of net sales was primarily attributable to the acquisition of Gathering of Developers, Ltd, which was previously accounted for under the equity method and increased marketing and promotion efforts undertaken to broaden product distribution and to assist retailers in positioning our products for sale to consumers.

General and administrative expenses increased by $8,308,611, or 47.7%, to $25,725,552 for the nine months ended July 31, 2000 from $17,416,941 for the nine months ended July 31, 1999. The increase in absolute dollars and as a percentage of net sales was primarily attributable to increased cost associated with the Company's expanded operations through its acquisitions.

Research and development costs increased by $2,435,051, or 110.1%, to $4,646,045 for the nine months ended July 31, 2000 from $2,210,994 for the nine months ended July 31, 1999. This increase was primarily attributable to the expansion of the Company's product development operations.

Depreciation and amortization expense increased by $5,654,474 or 324.3%, to $7,398,041 for the nine months ended July 31, 2000 from $1,743,567 for the nine months ended July 31, 1999. The increase was primarily due to the amortization of intangible assets from acquisitions.

The Company incurred a one-time charge of $1,103,170 in the nine months ended July 31, 2000 covering professional fees and other expenses related to an abandoned offering to list a subsidiary's stock on EASDAQ.

Interest expense increased by $2,463,413, or 120.0%, to $4,516,708 for the nine months ended July 31, 2000 from $2,053,295 for the nine months ended July 31, 1999. The increase resulted primarily from increased bank borrowings.

Income taxes increased by $2,696,524, or 75.7% to $6,258,022 for the nine months ended July 31, 2000 from $3,561,498 for the nine months ended July 31, 1999. The increase in absolute dollars resulted primarily from increased pre-tax income. Income tax expense as a percentage of net sales remained constant.

As a result of the foregoing, the Company achieved net income of $11,589,839 for the nine months ended

July 31, 2000, as compared to net income of $7,163,832 for the nine months ended July 31, 1999.

Liquidity and Capital Resources

The Company's primary capital requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically financed its operations primarily through the issuance of debt and equity securities and bank borrowings. At July 31, 2000, the Company had working capital of $61,989,966 as compared to $41,438,968 at October 31, 1999.

Net cash used in operating activities for the nine months ended July 31, 2000 was $29,198,834 compared to net cash used by operating activities of $10,370,202 for the nine months ended July 31, 1999. The increase in net cash used in operating activities was primarily attributable to an increase in prepaid royalties and capitalized software costs. Net cash used in investing activities for the nine months ended July 31, 2000 was $9,631,445 as compared to net cash used in investing activities of $5,864,789 for the nine months ended July 31, 1999. The increase in net cash used in investing was primarily attributable to the Company's acquisition activities. Net cash provided by financing activities for the nine months ended July 31, 2000 was $34,335,234 as compared to net cash provided by financing activities of $16,858,869 for the nine months ended July 31, 1999. The increase in net cash provided by financing activities was primarily attributed to cash received from the loan with Finova, cash received from private placements and the impact of increased exercises of stock options. At July 31, 2000, the Company had cash and cash equivalents of $2,631,068.

In December 1999, the Company's subsidiary, Take-Two Interactive Software Europe Limited entered into a line of credit agreement with Barclays' Bank. The line of credit provides for borrowings of up to approximately British Pounds (pound)17,000,000 (approximately $25,000,000). Advances under the line of credit bear interest at the rate of 1.4% over Barclays' base rate per annum, payable quarterly. Borrowings are collateralized by receivables of the Company's European subsidiaries, and are guaranteed by the Company. The line of credit is repayable upon demand and is subject to review prior to November 29, 2000. The outstanding balance and available credit under the revolving line of credit is $14,186,488 and $1,099,162, respectively, as of July 31, 2000.

In December 1999, the Company entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent, which provides for borrowings of up to $75,000,000. The Company may increase the credit line to up to $85,000,000 subject to certain conditions. Interest accrues on such advances at the bank's prime rate plus .5% or at LIBOR plus 2.5%. Borrowings under the line of credit are collaterized by all of the Company's assets. The line of credit expires on December 7, 2002. The outstanding balance and available credit under the revolving line of credit is $32,291,878 and $9,920,433, respectively, as of July 31, 2000.

In July 2000, the Company entered into a subordinated loan agreement with Finova in the principal amount of $15 million. The loan is payable in full in July 2005, and bears interest at the rate of 12.5% per annum, payable monthly.

In July 2000, the Company received net proceeds of $11,174,149 from the sale of common stock.

The Company's accounts receivable, less an allowance for doubtful accounts and returns, at July 31, 2000 were $85,173,092. None of the Company's customers are accounted for more than 10% of accounts receivable at July 31, 2000. Most of the Company's receivables are covered by insurance and generally have been collected in the ordinary course of business. The Company's sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. The Company does not hold any collateral to secure payment from customers. As a result, the Company is subject to credit risks, particularly in the event that any of the receivables represent sales to a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect its accounts receivable as they become due and such accounts are not recoverable by insurance, the Company's liquidity and working capital position would be materially adversely affected.

Based on currently proposed operating plans and assumptions, the Company believes that projected revenues from operations and available cash resources will be sufficient to satisfy its contemplated cash requirements for the reasonably foreseeable future. There can be no assurance that projected revenues from operations and available cash resources will be sufficient to fund the Company's operations or future expansion activities or that any additional financing, if required, will be available to the Company on commercially reasonable terms. Failure to obtain any such additional financing could severely limit the Company's ability to continue to expand its operations.

Fluctuations in Operating Results and Seasonality
The Company may experience fluctuations in quarterly operating results as a result of timing in the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of the Company's titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by the competitors; product returns; changes in pricing policies by the Company and its competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in shipment.

Sales of the titles are seasonal, with peak shipments typically occurring in the fourth calendar quarter (the Company's fourth and first fiscal quarters) as a result of increased demand for titles during the holiday season.

International Operations
Product sales in international markets, primarily in the United Kingdom and other countries in Europe and the Pacific Rim, have accounted for an increasing portion of the Company's revenues. For the nine months ended July 31, 2000 and 1999, sales of products in international markets accounted for approximately 32.8% and 29.9%, respectively, of the Company's revenues. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results. Product sales in France and Germany are made in local currencies.

Year 2000
To address the Year 2000 issue, the Company had developed programs to address the possible exposures related to the impact of computer systems incorrectly recognizing the year 2000 or "00" as 1900. As a result of implementation of its programs, the Company did not experience any significant Year 2000 disruptions during the transition from 1999 to 2000, and since entering 2000 the Company has not experienced any significant Year 2000 disruptions to its business. In addition, the Company is not aware of any significant disruptions impacting its customers or suppliers. The Company intends to continue to monitor its computer system over the next several months.

Costs incurred to achieve Year 2000 readiness, which included modification to existing systems, replacement or non-compliant systems and consulting resources were not material to the Company's total operating expenses.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

During the three months ended July 31, 2000, 70,000 options from the 1997 Stock Option Plan and 731,500 non-plan options were granted at exercise prices ranging from $8.25 to $10.875.

In July 2000, the Company issued to Finova a warrant to purchase 451,747 shares of the Company stock at an exercise price of $11.875 in connection with the loan.

In July 2000, the Company issued 1,415,000 shares of Common Stock to a limited number of institutional investors in consideration of $11,174,149, which was net of $1,345,926 in commissions.

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

Take-Two Interactive Software, Inc.


By: /s/ Ryan A. Brant                                 Dated: September 14, 2000
    ------------------
         Ryan A. Brant
         Chief Executive Officer




By: /s/ Chip David                                    Dated: September 14, 2000
    --------------
         Chip David
         Chief Financial Officer