Form 10-K
period 2000-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2001-01-29
CIK 946581

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2000

         OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                          Common Stock, $.01 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. Yes  /X/   No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The Issuer's revenues for the fiscal year ended October 31, 2000 were $387,006,000.

The aggregate market value of the Issuer's common stock held by non-affiliates as of January 23, 2001 was approximately $319,579,000. As of January 23, 2001, there were 32,969,093 shares of the Issuer's common stock outstanding.

                      Documents Incorporated by Reference:

                   Proxy Statement Relating to Annual Meeting
                          (incorporated into Part III)
================================================================================

                                     PART I

Item 1. Business.

General

         Take-Two Interactive Software, Inc. is a leading global developer, publisher and distributor of interactive software games. Our software operates on PCs and video game consoles manufactured by Sony, Nintendo and Sega. We develop software internally and engage third parties to develop software on our behalf. We publish software under our Rockstar Games, Gathering of Developers, Talonsoft, Mission Studios and Take-Two labels.

         Our Rockstar Games subsidiary released Smuggler's Run and Midnight
Club: Street Racing at the launch of Sony's PlayStation(R)2 in October 2000 and Oni in January 2001, and has a strong line-up of additional PlayStation 2 titles, including sequels to the popular Grand Theft Auto, Duke Nukem and Smuggler's Run brands. Our Gathering of Developers subsidiary also expects to bring several blockbuster PC games to market, including the highly anticipated Duke Nukem Forever, Tropico, Max Payne, Myth 3 and Hidden & Dangerous 2.

         Our Jack of All Games distribution subsidiary sells our software as well as third-party software to retail outlets in the United States. Our customers include WalMart, Toys R Us, Electronics Boutique, Babbage's, Best Buy and Ames Department Stores, as well as leading national and regional drug store, supermarket and discount store chains and specialty retailers. We also have publishing and distribution operations in the United Kingdom, France, Germany, Denmark, Italy, Australia, Canada and Japan.

The Industry

         A large and growing installed base of advanced PCs and video game consoles combined with expanding gamer demographics have driven demand for interactive software games in recent years. According to The NPD Group, sales of video game consoles, software and accessories in the United States were approximately $6.5 billion in 2000. Increased demand for interactive software is expected as a result of the emergence of next-generation platforms, particularly Sony's PlayStation 2 and Microsoft's Xbox, which are designed to exploit the convergence of computing, digital technologies and the Internet.

         o Large Installed Base of PCs and Console Platforms. The International Data Corporation estimates that approximately 56 million households in the United States, or approximately 53% of all households, will own a PC by 2002. Also, according to this source, the household penetration rate for video game consoles in the United States today is approximately 38%, and is expected to increase.

         o Broadening Gamer Demographics. Interactive software games have increasingly become a mainstream entertainment choice for a maturing, technologically sophisticated audience. Consumer demographics for interactive software have expanded to include young adults, as well as women. The average age of a gamer is now 28 years old. We expect that additional catalysts for growth, including market penetration of budget software titles and the emergence of non-traditional retail channels such as drug stores and supermarkets, will help support this trend.

         o Emergence of Next-Generation Platforms. Sony has announced that it plans to ship nine million units of its PlayStation 2 worldwide by March 2001. PlayStation 2 specifications include a 128-bit, DVD-based system that is Internet and cable ready, and is the first console system to feature backwards compatibility with existing PlayStation software. Microsoft has announced that it will launch the Xbox in the fall of 2001, and Nintendo has announced that it also plans to release GameBoy Advance and the GameCube in late 2001. We believe that future-generation gaming platforms with more powerful and realistic graphics and broadband connectivity will be an integral part of the next major wave of digital home entertainment.

Software Products

         We release titles with potential for broad consumer appeal. For the year ended October 31, 1999, GTA2 shipped more than one million copies and with Grand Theft Auto accounted for approximately 16.4% of our revenues. We released more than sixty titles during the year ended October 31, 2000. For such year, our five best-selling titles in the aggregate accounted for approximately 12.0% of our revenues, with Smuggler's Run and Rainbow Six accounting for approximately 3.1% and 2.5%, respectively, of our revenues.

         We plan to deliver high-profile game content for both PC and evolving console markets, particularly for next-generation platforms with potential for significant market penetration, including the following titles:



     Title                         Platform           Genre                       Description
     -----                         ---------          ------                      -----------
     Duke Nukem Forever            PC                 First-person shooter        The return of video game's ultimate action
                                                                                  hero.

     Mafia                         PC                 Third-person role           Chicago. The 1930's. Prohibition. The real
                                                      playing                     American underworld.

     Max Payne                     PC                 Third-person action/        NYC is gripped by a new crime wave.  One
                                                      adventure                   man can save the city.  His name is Payne,
                                                                                  Max Payne.

     Myth 3                        PC                 "Real-time" 3D              The Dark Ages brought to light.
                                                      strategy

     Tropico                       PC                 Strategy                    The Caribbean.  A typical tin pot banana
                                                                                  republic overthrown by a vicious dictator -
                                                                                  YOU.

     Austin Powers                 PS2                Third-person action/        The international man of mystery is back,
                                                      adventure/comedy            baby, yeah!

     Duke Nukem (untitled)         PS2                Third-person action         Duke beats up Nazis, aliens and anyone stupid
                                                                                  enough to get in his way.

     Grand Theft Auto 3            PC, PS2, Xbox      Crime adventure             Next in the multi-million selling series.
                                                                                  A 3D epic of car jacking and police chases.

     Hidden & Dangerous 2          PC, PS2            Military                    Tactics and intense action combine in
                                                                                  behind-enemy-lines thriller.

     4X4 EVO 2                     PS2, Xbox          Off-Road Racing             Racing in real, fully-licensed sports
                                                                                  utility vehicles.

     Smuggler's Run 2              PS2                Off-Road Racing             Sequel to the hugely popular driving
                                                                                  adventure.  Smuggle nuclear weapons in the
                                                                                  far east.

     Midnight Club 2               PS2                Urban Racing                Sequel to the hit urban racing game.


Publishing and Licensing Arrangements

         We have entered into license agreements with Sony, Nintendo, Microsoft and Sega to develop and publish software for the PlayStation, PlayStation 2, Nintendo 64, Nintendo Color Gameboy, Xbox and Dreamcast in North America and Europe. We are not required to obtain any license to develop titles for the PC.

         We actively seek to acquire licenses for well-recognized properties. We recently acquired the exclusive worldwide publishing rights to the best-selling franchise of Duke Nukem PC and video games, including the back catalog rights to six products, as well as PC, console and sequel rights to Duke Nukem Forever, the eagerly awaited sequel to the popular Duke Nukem 3D. Among other properties, we also acquired the exclusive worldwide rights from New Line Productions to publish and distribute titles based on Austin Powers movies, the exclusive rights from MTV to exploit titles based on MTV's properties and certain rights from Microsoft to develop two products utilizing Bungie Software's Halo game engine.

Software Development

         We engage in software development through our internal development studios, Talonsoft, Mission Studios, Alternative Reality Technologies, DMA Design Limited, the developer of the Grand Theft Auto series, and PopTop Software, the developer of Railroad Tycoon 2. We also maintain a development studio focusing on games for the Nintendo GameBoy Color platform in the United Kingdom under the name Tarantula. As of October 31, 2000, our internal development studios and product development department employed 185 personnel with the technical capabilities to develop software titles for all major game platforms.

         For the years ended October 31, 2000, 1999 and 1998, we incurred costs of $5,668,000, $5,263,000 and $1,702,000 on research and development relating to our software titles.

         Many of our software titles are developed by third parties. We have entered into agreements with developers such as Angel Studios, N-Space, Apogee Software/3d Realms and Ritual Entertainment to develop software products on our behalf. Agreements with developers generally require us to make advance payments and pay royalties based on product sales and satisfy other conditions. Advances for software products are generally recoupable against royalties due to developers.

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

         We also employ various other marketing methods designed to promote consumer awareness, including in-store promotions and point-of-purchase displays, direct mail, cooperative advertising, attendance at trade shows, as well as the use of distinctive packaging. As of October 31, 2000, we had a sales and marketing staff of 162 persons.

         We distribute our own titles and third-party titles through our wholly-owned subsidiaries, Take-Two Interactive Software Europe Limited, Jack of All Games, VLM Entertainment Group, DirectSoft, L.D.A. Distribution Limited, Funsoft Nordic A.S., CD Verte Italia Spa, Take-Two Interactive Software Canada, Ltd., Take-Two Interactive Germany GMBH and Take-Two Interactive France F.A. For the year ended October 31, 2000, the sale of third-party products accounted for approximately 47.8% of our revenues, with sales to our five largest customers accounting for approximately 20.0% of our revenues. No single customer accounted for more than 10% of our revenues during this period.

         We sell software to retail outlets in the United States and Europe through direct relationships with large retail customers and third-party distributors. Our domestic customers include WalMart, Toys R Us, Electronics Boutique, Babbage's, Best Buy and Ames Department Stores as well as leading national and regional drug store, supermarket and discount store chains and specialty retailers. Our European customers include Dixons, Electronic Boutique, Karstadt, Carrefour, and Auchan. We have publishing and distribution operations in the United Kingdom, France, Germany, Denmark, Italy, Australia, Canada and Japan.

Manufacturing

         Production of PC software includes CD-ROM pressing, assembly of components, printing of packaging and user manuals and shipping of finished goods, which is performed by third-party vendors in accordance with our specifications and forecasts. We believe that there are alternative sources for these services that could be implemented without delay. However, we are dependent on Nintendo to provide supplies of video game cartridges and on Sony to provide supplies of CD-ROMs for use on their video game platforms. Nintendo cartridges are more expensive to manufacture than CD-ROMs, resulting in a greater inventory risk for those games. We purchase titles manufactured by Nintendo and Sony by placing purchase orders in the ordinary course of business and by obtaining letters of credit in favor of Nintendo. We send software code and a prototype of a title, together with related artwork, user instructions, warranty information, brochures and packaging designs to manufacturers for approval, testing and manufacturing. Titles are generally shipped within two weeks of receipt of order. Titles manufactured by Nintendo are generally shipped within four to six weeks of receipt of order. To date, we have not experienced any material difficulties or delays in the manufacture of our titles or material delays due to title defects. Our software titles carry a 90-day limited warranty. In addition, our subsidiary Joytech Europe Limited manufactures video game accessories and peripherals in Hong Kong and China.

Competition

         We compete both for licenses to properties and the sale of interactive entertainment software with Sony, Nintendo and Sega, each of which is the largest developer and marketer of software for its platforms. Sony and Nintendo currently dominate the industry and have the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television spots. These companies may also increase their own software development efforts or focus on developing software products for third party platforms.

         We also compete with domestic companies such as Electronic Arts, Activision, Acclaim Entertainment, THQ, Midway Games, Hasbro, Microsoft and Mattel and international companies such as Infogrames, Eidos, Capcom, Konami and Namco. In addition, we believe that large software companies and media companies are increasing their focus on the interactive entertainment software market. Many of our competitors are developing on-line interactive games and interactive networks that will compete with our software. Many of our competitors have far greater financial, technical, personnel and other resources than we do, and many are able to carry larger inventories, adopt more aggressive pricing policies and make higher offers to licensors and developers for commercially desirable properties than we can.

         Interactive entertainment software distribution channels have undergone rapid change in recent years as a result of financial difficulties of certain retailers and the emergence of new channels for distribution of software such as mass merchandisers, other retail outlets and the Internet. An increasing number of companies and new market entrants are competing for access to these channels.

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

Intellectual Property

         We develop proprietary software and technologies and have obtained the rights to publish and distribute software developed by third parties. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Although we generally do not hold any patents or registered copyrights, we seek to obtain trademark registrations for our product names.

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

Employees

         As of December 31, 2000, we had 658 full-time employees. None of our employees are subject to a collective bargaining agreement. We consider our relations with employees to be good.

Item 2. Properties.

Executive Offices

         Our principal executive offices are located at 575 Broadway, New York, New York in approximately 13,300 square feet of space under a five-year lease with 575 Broadway Corporation, a company controlled by Peter M. Brant, a principal stockholder and the father of Ryan A. Brant, our Chairman. The lease provides for an annual rent of $410,000 and expires in 2004. We believe that the terms of the lease are no less favorable than could have been obtained from an unaffiliated third-party.

International Operations

         Take-Two Interactive Software Europe Limited leases 12,500 square feet of office space in Windsor, United Kingdom. The lease provides for a current annual rent of approximately $400,000, plus taxes and utilities, and expires in 2011. Take-Two Interactive Software Europe Limited also leases office space in Lincoln, United Kingdom. The lease provides for a current annual rent of approximately $17,000 and expires in 2007.

         Subsidiaries of Take-Two Interactive Software Europe Limited lease office and warehouse space at locations in Paris, France, Munich, Germany and Tokyo, Japan for current aggregate annual rent of approximately $173,000. Directsoft leases office and warehouse space in Hornsby, Australia at an annual rent of approximately $48,000. Joytech Europe Limited leases office space in Leighton Buzzard Beds, United Kingdom at an annual rent of approximately $85,000. Funsoft Nordic A.S. and its subsidiaries lease office and warehouse space at locations in Oslo, Norway, Spanga, Sweden and Arthus, Denmark for current aggregate annual rent of approximately $45,000. DMA Design Limited currently leases office space in Dundee and Edinburgh, Scotland, at an annual rental of approximately $400,000. CD Verte Italia Spa currently leases office and warehouse space in Golarata, Italy at an annual rent of approximately $79,000.

Development Facilities

         Mission Studios leases 2,600 square feet of office space at an annual rate of $54,000, subject to annual increases, pursuant to a lease that expires in February 2004. ART leases approximately 3,600 square feet of space in Ontario, Canada at an annual rental of approximately $26,000 plus taxes and insurance. Talonsoft leases approximately 10,800 square feet of office space in Baltimore, Maryland. Talonsoft currently pays $162,000 per annum under the lease. PopTop Software leases approximately 3,300 square feet of office space in Fenton, Missouri and pays an annual rental of $37,000.

Distribution Facilities

         Jack of All Games leases approximately 13,000 square feet of office and warehouse space in College Point, New York. The lease provides for annual rent of $96,000, plus increases in real estate taxes, and expires in July 2001. Jack of All Games also leases approximately 206,000 square feet of office and warehouse space in Cincinnati, Ohio. Jack of All Games pays $750,000 per annum, plus taxes and insurance, under the lease, which expires in January 2006. Jack of All Games Canada, Inc. (formerly Triad Distributors) currently leases approximately 36,750 square feet of office and warehouse space in Ontario, Canada at an annual rate of approximately $219,000 plus operating costs, under a lease that expires September 2004. VLM Entertainment Group leases approximately 4,000 square feet of office space in Las Vegas, Nevada at an annual rental of $56,000, and approximately 3,000 square feet of space in Northbrook, Illinois at an annual rental of $33,000. VLM also leases approximately 56,200 square feet of office and warehouse space in Ottawa, Illinois at an annual rent of $288,000. VLM leases such space from its former stockholders and believes that the terms of the lease are no less favorable than could have been obtained from an unaffiliated third-party.

         In addition, Gathering of Developers leases approximately 15,300 square feet of office space in Dallas, Texas for an annual rent of $184,000. Gathering of Developers also leases approximately 27,600 square feet of office space in Austin, Texas for an annual rent of $167,000.

Item 3. Legal Proceedings.

         We are not involved in any significant legal proceedings.

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



                                                                                High     Low
                                                                                ----     ---
     Fiscal Year Ended October 31, 1998

     First Quarter..........................................................     7.50     4.50
     Second Quarter.........................................................     8.69     6.25
     Third Quarter..........................................................     8.75     5.44
     Fourth Quarter.........................................................     6.75     4.75

     Fiscal Year Ended October 31, 1999

     First Quarter..........................................................   13.38      5.88
     Second Quarter.........................................................   13.63      7.56
     Third Quarter..........................................................    9.69      6.88
     Fourth Quarter.........................................................   11.50      7.00

     Fiscal Year Ending October 31, 2000

     First Quarter..........................................................   17.50     10.00
     Second Quarter.........................................................   18.94      8.00
     Third Quarter..........................................................   13.50      8.88
     Fourth Quarter.........................................................   16.50      9.00

     Fiscal Year Ending October 31, 2001

     First Quarter
     (through January 23, 2001).............................................   13.44      8.63



         On January 23, 2001, the last sale price for our common stock as reported by NASDAQ was $12.25 per share. The number of record holders of our common stock was approximately 157 as of January 23, 2001. We believe that there are in excess of 1,000 beneficial owners of our common stock.

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

         Recent Sales of Unregistered Securities. In August 2000, we issued 559,100 shares of common stock in connection with the acquisition of PopTop Software, Inc. The foregoing issuance was made in reliance on Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data.

                      (in thousands, except per share data)




 Statement of Operations Data:                                     Fiscal Year Ended October 31
                                             ---------------------------------------------------------------
                                                   2000         1999         1998        1997         1996
                                                   ----         ----         ----        ----         -----

 Net sales...................................    $387,006     $305,932     $194,052     $97,341      $55,123
 Income (loss) from operations...............      45,061       27,381       10,690       (895)        2,032
 Net income (loss)...........................      24,963       16,332        7,181     (2,768)        1,682
 Net income (loss) per share
      Basic..................................        $.91         $.79        $ .49      $(.25)         $.16
      Diluted................................         .88          .76          .42       (.25)          .15
 Net income (loss) per share attributable to
  common stockholders - Diluted; supplemental
  financial information......................         .88          .76          .37       (.31)          .06


 Balance Sheet Data:                                              As of October 31
                                             ---------------------------------------------------------------
                                                2000         1999        1998         1997         1996
                                                ----         ----        ----         ----         ----
 Cash and cash equivalents..............     $  5,245     $ 10,374    $   2,763     $  2,372     $    737
 Working capital........................       62,885       41,439       21,797       16,037         (290)
 Total assets...........................      351,641      231,712      109,385       56,395       24,209
 Total debt.............................       96,873       56,137       30,808       22,031        9,127
 Total liabilities......................      164,639      146,609       73,820       44,460       20,026
 Stockholders' equity...................      187,002       85,103       35,566       11,935        4,183


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         We make statements in this report and the documents incorporated by reference that are considered forward looking statements under federal securities laws. Such forward looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to them. The words "expect," "anticipate," "believe," "may," "estimate," "intend" and similar expressions are intended to identify such forward looking statements. Forward looking statements involve risks, uncertainties and assumptions including, but not limited to: risks associated with our future growth and operating results; our ability to continue to successfully manage growth and integrate the operations of acquired businesses; the availability of adequate financing to fund periodic cash flow shortages; credit risks; seasonal factors; inventory obsolescence; technological change; competitive factors; product returns; failure of retailers to sell-through our products; the timing of the introduction and availability of new hardware platforms; market and industry factors adversely affecting the carrying value of our assets; and unfavorable general economic conditions, any or all of which could have a material adverse effect on our business, operating results and financial condition. Actual operating results may vary significantly from such forward looking statements.

Overview

         We are a leading global developer, publisher and distributor of interactive software games. Our software operates on PCs and video game consoles manufactured by Sony, Nintendo and Sega. The following table sets forth the percentages of our publishing revenues derived from sales of titles for specific platforms during the periods indicated:



                                                             Year Ended October 31
                                                          ---------------------------
     Platform                                             2000        1999       1998
     ---------                                            ----        ----       ----
     PC............................................        39.6%      44.0%      28.5%
     Sony PlayStation..............................        27.0       34.8       42.3
     Sony PlayStation 2............................        15.8         --         --
     Nintendo GameBoy..............................         7.8        6.0         --
     Sega Dreamcast................................         6.4        0.2         --
     Nintendo 64...................................         3.4       15.0       29.2
                                                          ------     ------     ------
                                                          100.0%     100.0%     100.0%


         Revenue Recognition. Our principal sources of revenues are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software or software licensed from third parties. Distribution revenues are derived from the sale of third-party software and hardware. Our publishing operations typically generate higher margins than distribution operations, with sales of PC software resulting in higher margins than sales of CDs or cartridges designed for video game consoles. We recognize revenue from software sales when product ownership and risk of loss pass to our customers.

         Returns and Reserves. Our arrangements with customers for published titles require us to accept returns for stock balancing, markdowns or defects. We establish a reserve for future returns of published titles at the time of sales based primarily on our return policies and historical return rates, and we recognize revenues net of returns. Our distribution arrangements with customers generally do not give them the right to return titles or to cancel firm orders. However, we sometimes accept returns for stock balancing and negotiate accommodations to customers, which include price discounts, credits and returns, when demand for specific titles fall below expectations. Our sales returns and allowances for the years ended October 31, 2000 and 1999 were $40,162,000 and $25,147,000, respectively. At October 31, 2000, our reserve against accounts receivable for returns, customer accommodations and doubtful accounts was approximately $9,102,000. If future returns significantly exceed our reserves, our operating results would be adversely affected.

         Capitalized Costs. Our agreements with licensors and developers generally require us to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are amortized at the contractual royalty rate as cost of sales based on actual net sales. At October 31, 2000, we had prepaid royalties of $21,024,000. We also capitalize internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs is based on the greater of the proportion of current year sales to total estimated sales commencing with the title's release or the straight line method. At October 31, 2000, we had capitalized software development costs of $9,613,000. We continually evaluate the recoverability of capitalized costs. If we were required to write-off these payments or costs to a material extent in future periods, our results of operations would be adversely affected.

Results of Operations

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations:



                                                                        Year Ended October 31
                                                            ---------------------------------------------
                                                              2000              1999              1998
                                                              ----              ----              ----
     Net sales.....................................           100.0%            100.0%            100.0%
     Cost of sales.................................            64.0              70.3              76.0
     Selling and marketing.........................            11.1               9.8               9.6
     General and administration....................             9.4               8.2               7.0
     Research and development costs................             1.5               1.7               0.9
     Depreciation and amortization.................             2.5               0.9               0.9
     Interest expense..............................             1.6               1.0               1.9
     Income taxes..................................             3.4               2.6              (0.2)
     Net income....................................             6.5               5.3               3.7



Fiscal Years Ended October 31, 2000 and 1999

         Net Sales. Net sales increased by $81,074,000, or 26.5%, to $387,006,000 for fiscal 2000 from $305,932,000 for fiscal 1999. The increase reflects the expansion of our global publishing and distribution businesses, with substantially all of the increase attributable to internal growth. Publishing revenues increased by $41,688,000, or 26.0%, to $202,023,000 for fiscal 2000 from $160,335,000 for fiscal 1999. Distribution revenues increased by $39,386,000, or 27.1%, to $184,983,000 for fiscal 2000 from $145,597,000 for fiscal 1999.

         For fiscal 2000, publishing and distribution activities accounted for approximately 52.2% and 47.8%, respectively, of our net sales. For this year, software products designed for PC and video game console platforms accounted for approximately 18.7% and 52.4%, respectively, of our net sales, with video game hardware and peripherals accounting for 19.1% of net sales. International operations accounted for approximately $113,723,000 or 29.4% of our net sales for fiscal 2000.

         Cost of Sales. Cost of sales increased by $32,674,000, or 15.2%, to $247,796,000 for fiscal 2000 from $215,122,000 for fiscal 1999. The increase was primarily a result of the expanded scope of our operations and was consistent with revenue growth. Cost of sales as a percentage of net sales decreased to 64.0% for fiscal 2000 from 70.3% for fiscal 1999. This decrease was primarily due to an increase on our higher margin publishing activities.

         Selling and Marketing. Selling and marketing expenses increased by $12,746,000, or 42.3%, to $42,854,000 for fiscal 2000 from $30,108,000 for fiscal 1999. Selling and marketing expenses as a percentage of net sales increased to 11.1% for fiscal 2000 from 9.8% for fiscal 1999. The increases were due to increased marketing costs associated with establishing our publishing programs and brand names.


         General and Administrative. General and administrative expenses increased by $11,173,000 or 44.3%, to $36,409,000 for fiscal 2000 from
$25,236,000 for fiscal 1999. General and administrative expenses as a percentage of net sales increased to 9.4% for fiscal 2000 from 8.2% for fiscal 1999. The increases were due to additional salaries, rent, insurance premiums and professional fees in connection with our expanded operations.

         Research and Development. Research and development costs increased by $405,000, or 7.7%, to $5,668,000 for fiscal 2000 from $5,263,000 for fiscal
1999. Research and development costs as a percentage of sales decreased to 1.5% for fiscal 2000 from 1.7% for fiscal 1999.

         Depreciation and Amortization. Depreciation and amortization expense increased by $6,983,000, or 247.4%, to $9,805,000 for fiscal 2000 from
$2,822,000 for fiscal 1999. Depreciation and amortization expense as a percentage of net sales increased to 2.5% for fiscal 2000 from 0.9% for fiscal 1999. The increases were attributable to the amortization of goodwill associated with the acquisition of Toga Holdings, Gathering of Developers and DMA Design Limited. We sold Toga Holdings in October 2000.

         Interest Expense. Interest expense increased by $3,159,000, or 108.6%, to $6,069,000 for fiscal 2000 from $2,910,000 for fiscal 1999. The increase was primarily a result of increased borrowings and the amortized portion of the expenses relating to a subordinated loan.

         Income Taxes. Income taxes increased by $5,172,000 or 63.9% as a result of a tax provision of $13,266,000 for fiscal 2000 as compared to a tax provision of $8,094,000 for fiscal 1999.

         Net Income. As a result of the foregoing, we achieved net income of $24,963,000 for fiscal 2000, as compared to net income of $16,332,000 for fiscal 1999. The results for fiscal 2000 included a charge of $1,103,000 consisting primarily of professional fees related to an abandoned offering, a loss of $286,000 relating to the sale of Toga Holdings and a gain of $1,976,000 relating to the sale of DVDWave.

Fiscal Years Ended October 31, 1999 and 1998

         Net Sales. Net sales increased by $111,880,000, or 57.7%, to $305,932,000 for fiscal 1999 from $194,052,000 for fiscal 1998. The increase reflects the success of our global publishing and distribution businesses, with approximately 84% of the increase attributable to internal growth. Publishing revenues increased by $69,150,000, or 75.8%, to $160,335,000 for fiscal 1999 from $91,185,000 for fiscal 1998. Distribution revenues increased by $42,731,000, or 41.5%, to $145,597,000 for fiscal 1999 from $102,866,000 for fiscal 1998.

         For fiscal 1999, publishing and distribution activities accounted for approximately 52.4% and 47.6%, respectively, of our net sales. For this year, software products designed for PC and video game console platforms accounted for approximately 24.8% and 55.8%, respectively, of our net sales, with video game hardware and peripherals accounting for 19.4% of net sales. International operations accounted for approximately $105,913,000 or 34.6% of our net sales for fiscal 1999.

         Cost of Sales. Cost of sales increased by $67,566,000, or 45.8%, to $215,122,000 for fiscal 1999 from $147,556,000 for fiscal 1998. The increase was primarily a result of the expanded scope of our operations and was consistent with revenue growth. Cost of sales as a percentage of net sales decreased to 70.3% for fiscal 1999 from 76.0% for fiscal 1998. This decrease was primarily due to increased publishing activities which provide higher margins than distribution activities.

         Selling and Marketing. Selling and marketing expenses increased by $11,422,000, or 61.1%, to $30,108,000 for fiscal 1999 from $18,686,000 for fiscal 1998. Selling and marketing expenses as a percentage of net sales increased to 9.8% for fiscal 1999 from 9.6% for fiscal 1998. The increases were due to increased marketing and promotion efforts undertaken to broaden product distribution and to assist retailers in positioning our products for sale to consumers, including television advertising.

         General and Administrative. General and administrative expenses increased by $11,653,000 or 85.8%, to $25,236,000 for fiscal 1999 from
$13,583,000 for fiscal 1998. General and administrative expenses as a percentage of net sales increased to 8.2% for fiscal 1999 from 7.0% for fiscal 1998. The increases were due to additional salaries, rent, insurance premiums and professional fees in connection with our expanded operations.

         Research and Development. Research and development costs increased by $3,561,000, or 209.1%, to $5,263,000 for fiscal 1999 from $1,702,000 for fiscal
1998. Research and development costs as a percentage of sales increased to 1.7% for fiscal 1999 from 0.9% for fiscal 1998. This increase was primarily attributable to the acquisition of DMA Design Limited.

         Depreciation and Amortization. Depreciation and amortization expense increased by $987,000, or 53.8%, to $2,822,000 for fiscal 1999 from $1,835,000 for fiscal 1998. This increase was primarily attributable to the amortization of goodwill associated with acquisitions. Depreciation and amortization expense as a percentage of net sales remained constant.

         Interest Expense. Interest expense decreased by $770,000, or 20.9%, to $2,910,000 for fiscal 1999 from $3,680,000 for fiscal 1998. The decrease resulted primarily from lower interest rates on bank borrowings.

         Income Taxes. Income taxes increased by $8,428,000 as a result of a tax provision of $8,094,000 for fiscal 1999, as compared to a tax benefit of $334,000 for fiscal 1998. The increase was due to increased pre-tax income in fiscal 1999 and the full utilization of prior net operating loss carryforwards in fiscal 1998.

         Net Income. As a result of the foregoing, we achieved net income of $16,332,000 for fiscal 1999, as compared to a net income of $7,181,000 for fiscal 1998.

Quarterly Operating Results; Seasonality

         We experience fluctuations in quarterly operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our titles are also seasonal, with peak shipments typically occurring in the fourth calendar quarter (our fourth and first fiscal quarters) as a result of increased demand for titles during the holiday season. Accordingly, quarterly comparisons of operating results are not necessarily indicative of future operating results.

         The following table sets forth our quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):




    Quarter ended                    10/31/00    7/31/00    4/30/00    1/31/00    10/31/99    7/31/99    4/30/99    1/31/99
    ---------------------------      --------    -------    -------    -------    --------    -------    -------    -------
    Net Sales                        $122,607    $71,473    $70,036   $122,890    $121,924    $63,562    $52,165    $68,281
    Operating income                   21,935      6,629      7,480      9,017      14,713      4,209      3,334      5,125
    Basic earnings per share             0.43       0.12       0.13       0.21        0.39       0.12       0.08       0.16
    Diluted earnings per share           0.42       0.12       0.13       0.20        0.39       0.12       0.08       0.15



Liquidity and Capital Resources

         Our primary capital requirements have been and will continue to be to fund developing, publishing and distributing our software products. We have historically financed our operations through cash flow from operations, the issuance of debt and equity securities and bank borrowings. At October 31, 2000, we had working capital of $62,885,000 as compared to working capital of $41,439,000 at October 31, 1999.

         Net cash used in operating activities for fiscal 2000 was $55,259,000 as compared to $16,748,000 for fiscal 1999 and $8,022,000 for fiscal 1998. The significant increase was primarily attributable to increased levels of receivables, inventories and advances to developers, reflecting substantial growth in our operations. Because we have invested heavily during recent years to position our company as a top-tier software publisher, we have experienced negative cash flows from operations. Looking forward, we are focusing our principal efforts on generating positive cash flow, and we expect to achieve positive cash flow from operations for the fiscal quarter ending January 31, 2001.

         Net cash used in investing activities for fiscal 2000 was $12,906,000 as compared to $21,540,000 for fiscal 1999 and $727,000 for fiscal 1998. The increase was primarily the result of cash paid for investments and acquisitions.

         Net cash provided by financing activities for fiscal 2000 was $71,564,000 as compared to $46,780,000 for fiscal l999 and $9,017,000 for fiscal
1998. The increase was primarily the result of increased borrowings under our line of credit, the proceeds from private placements of common stock in April and July 2000 aggregating $21,285,000 and a subordinated loan financing in July 2000 in the amount of $15,000,000. At October 31, 2000, we had cash and cash equivalents of $5,245,000.

         In December 1999, we entered into a credit agreement, as amended, with a group of lenders led by Bank of America, N.A., as agent, which currently provides for borrowings of up to $90,000,000 (decreasing to $75,000,000 in March
2001). Thereafter, we may increase the credit line to up to $85,000,000 subject to certain conditions. Generally, advances under the line of credit are based on a borrowing formula equal to the lesser of (1) the borrowing limit or (2) 80% of eligible accounts receivable, plus 50% of eligible inventory. Interest accrues on such advances at the bank's prime rate plus 0.5%, or at LIBOR plus 2.5%. Borrowings under the line of credit are collateralized by our accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of our domestic subsidiaries. In addition to certain financial covenants, the loan agreement limits or prohibits us from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The line of credit expires on December 7, 2002. As of December 31, 2000, $82,453,000 was outstanding under the line of credit.

         In December 1999, our United Kingdom subsidiary entered into a line of credit agreement with Barclay's Bank. The credit line provides for borrowings of up to $25,000,000. Advances under the credit line bear interest annually at the rate of 1.4% over the bank's base rate, payable quarterly, and are guaranteed by us. The credit line is repayable on demand and is subject to review prior to January 31, 2001. As of December 31, 2000, approximately $15,312,000 was outstanding under the credit line. In January 2001, our United Kingdom subsidiary entered into a credit facility agreement with Lloyds TSB Bank plc under which Lloyds agreed to make available borrowings of up to $25,000,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank's base rate, and are guaranteed by us. The credit facility expires in December 2001 and is expected to replace the credit line with Barclay's Bank.

         In July 2000, we entered into a subordinated loan agreement with Finova Mezzanine Capital Inc. under which we borrowed $15,000,000 evidenced by a five-year promissory note bearing interest at the rate of 12.5% per annum, payable monthly. In connection with the loan, we issued to Finova warrants to purchase 451,747 shares of common stock at an exercise price of $11.875 per share.

         Our accounts receivable, less an allowance for doubtful accounts and returns, at October 31, 2000 were $134,877,000. Of such receivables, approximately $13,622,000 or 10.1% was due from Electronic Boutique. Most of our receivables are covered by insurance and generally have been collected in the ordinary course of business. Our sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. We do not hold any collateral to secure payment by our customers. As a result, we are subject to credit risks, particularly in the event that any of our receivables represent sales to a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due and such accounts are not covered by insurance, our liquidity and working capital position would be adversely affected.

         We expect to incur costs and expenses of approximately $2 million during fiscal 2001 in connection with software and hardware upgrades to our accounting systems. We also expect to finance approximately $2.0 million to purchase new warehouse and office facilities for Jack of All Games in New York. Other than the foregoing, we have no material commitments for capital expenditures.

International Operations

         Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our revenues. For the years ended October 31, 2000, 1999 and 1998, sales in international markets accounted for approximately 29.4%, 34.6% and 21.6%, respectively, of our revenues. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Quantitative and Qualitative Disclosures About Market Risk

         We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations. Historically, fluctuations in interest rates have not had a significant impact on our operating results. At October 31, 2000, we had $84,605,000 in outstanding variable rate indebtedness. A hypothetical 1% increase in the interest rate of our variable rate debt would increase annual interest expense by approximately $846,000 as of October 31, 2000.

         We transact business in foreign currencies and are exposed to risk resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter or year end. Translation adjustments are included as a separate component of stockholders' equity. For the year ended October 31, 2000, our foreign currency translation adjustment loss was $9,014,000. A hypothetical 10% change in applicable currency exchange rates at October 31, 2000 would result in a material translation adjustment. We purchase currency forward contracts to a limited extent to seek to minimize our exposure to fluctuations in foreign currency exchange rates.

         In addition, we may be exposed to risk of loss associated with fluctuations in the value of our investments. Our investments are stated at fair value, with net unrealized appreciation and loss included as a separate component of stockholders' equity. At October 31, 2000, our investments had an aggregate fair market value of $31,413,000 and included an unrealized loss of $4,567,000.

Item 8. Financial Statements.

         The financial statements appear in a separate section of this report following Part III.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2001, entitled "Election of Directors" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 11. Executive Compensation.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2001, entitled "Executive Compensation" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for it Annual Meeting of Stockholders to be held in 2001, entitled "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 13. Certain Relationships and Related Transactions.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2001, entitled "Certain Relationships and Related Transactions" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) Exhibits

 3.1     Form of Restated Certificate of Incorporation of the Company.+

 3.2     Amendment to Restated Certificate of Incorporation.+

 3.3     By-Laws of the Company.+

 10.1    1997 Stock Option Plan of the Company.+

 10.2 Credit Agreement, dated December 7, 1999, by and among the Company, certain of its subsidiaries, certain lenders and Bank of America, N.A., as Agent.++

 21.1    Subsidiaries of the Company.

 23.1    Consent of PricewaterhouseCoopers LLP.

 27.1    Financial Data Schedule (SEC use only).

---------------------------

+ Incorporated by reference to the applicable exhibit contained in the Company's Registration Statement on Form SB-2 (File no. 333-6414).

++ Incorporated by reference to the applicable exhibit contained in the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

         (b) Financial Statement Schedules: Schedule II-Valuation and Qualifying Accounts.

         (c) Reports on Form 8-K filed during the quarter ended October 31, 2000: Current Report on Form 8-K dated October 2, 2000 relating to the disposition of Toga Holdings, Inc.

                        Report of Independent Accountants

To the Stockholders of
Take-Two Interactive Software, Inc. and Subsidiaries:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Take-Two Interactive Software, Inc. and it subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

/s/ PricewaterhouseCoopers LLP

December 13, 2000

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated Balance Sheets

As of October 31, 2000 and 1999

(In thousands, except share data)





                                        ASSETS:
                                                                                                       October 31,
                                                                                            -----------------------------------
                                                                                                2000                 1999
                                                                                                -----                ----
Current assets:
   Cash and cash equivalents                                                                    $   5,245            $  10,374
   Accounts receivable, net of allowances of  $9,102 and $7,821, respectively                     134,877              107,799
   Inventories                                                                                     44,922               41,300
   Prepaid royalties                                                                               19,721               20,118
   Prepaid expenses and other current assets                                                        6,551                6,374
   Investments                                                                                      2,926                    -
   Deferred tax asset                                                                                 666                2,005
                                                                                                ----------           ----------
       Total current assets                                                                       214,908              187,970

Fixed assets, net                                                                                   5,260                4,120
Prepaid royalties                                                                                   1,303                1,510
Capitalized software development costs, net                                                         9,613                2,227
Investments                                                                                        28,487                    -
Investment in affiliates                                                                                -                3,955
Intangibles, net of accumulated amortization of  $9,798 and $3,251, respectively                   90,505               30,857
Other assets, net                                                                                   1,565                1,073
                                                                                                ----------           ----------
       Total assets                                                                             $ 351,641            $ 231,712
                                                                                                ==========           ==========

                         LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
   Accounts payable                                                                             $  47,972            $  71,230
   Accrued expenses and other current liabilities                                                  19,357               19,157
   Lines of credit                                                                                 84,605               56,048
   Current portion of capital lease obligation                                                         89                   65
   Notes payable, net of discount                                                                       -                   31
                                                                                                ----------           ----------
       Total current liabilities                                                                  152,023              146,531

Loan payable, net of discount                                                                      12,268                   58
Capital lease obligation, net of current portion                                                      348                   20
                                                                                                ----------           ----------
       Total liabilities                                                                          164,639              146,609
                                                                                                ----------           ----------
Commitments and contingencies (See Note 11)

Stockholders' equity:
   Common stock, par value $.01 per share; 50,000,000 shares authorized; 31,172,866 and 23,085,455 shares issued and outstanding at October 31, 2000 and
         1999, respectively                                                                           312                  231
   Additional paid-in capital                                                                     157,738               67,345
   Deferred compensation                                                                               (5)                 (48)
   Retained earnings                                                                               43,365               18,402
   Accumulated other comprehensive loss                                                           (14,408)                (827)
                                                                                                ----------           ----------
       Total stockholders' equity                                                                 187,002               85,103
                                                                                                ----------           ----------
       Total liabilities and stockholders' equity                                               $ 351,641            $ 231,712
                                                                                                ==========           ==========





       The accompanying notes are an integral part of these consolidated financial statements.
         Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated Statements of Operations
For the years ended October 31, 2000, 1999 and 1998

(In thousands, except per share data)

                                                                           Years Ended October 31,
                                                                     ----------------------------------
                                                                        2000         1999        1998
                                                                     ---------    ---------   ---------
Net sales                                                            $ 387,006    $ 305,932   $ 194,052
Cost of sales                                                          247,796      215,122     147,556
                                                                     ---------    ---------   ---------
         Gross profit                                                  139,210       90,810      46,496
                                                                     ---------    ---------   ---------

Operating expenses:
     Selling and marketing                                              42,854       30,108      18,686
     General and administrative                                         36,409       25,236      13,583
     Research and development costs                                      5,668        5,263       1,702
     Depreciation and amortization                                       9,805        2,822       1,835
     Other, net                                                           (587)          --          --
                                                                     ---------    ---------   ---------
         Total operating expenses                                       94,149       63,429      35,806
                                                                     ---------    ---------   ---------

         Income from operations                                         45,061       27,381      10,690

Interest and other expense, net                                          6,069        2,910       3,680
                                                                     ---------    ---------   ---------
         Income before equity in loss of affiliate, income taxes
              and extraordinary item                                    38,992       24,471       7,010

Equity in loss of affiliate                                                763           45          --
                                                                     ---------    ---------   ---------
         Income before income taxes                                     38,229       24,426       7,010

Provision (benefit) for income taxes                                    13,266        8,094        (334)
                                                                     ---------    ---------   ---------
         Net income before extraordinary item                           24,963       16,332       7,344

Extraordinary net loss on early extinguishment of debt                      --           --         163
                                                                     ---------    ---------   ---------

         Net income*                                                 $  24,963    $  16,332   $   7,181
                                                                     =========    =========   =========

Per share data:
Basic:
    Weighted average common shares outstanding                          27,307       20,690      14,747
                                                                     =========    =========   =========
    Net income before extraordinary net loss per share               $    0.91    $    0.79   $    0.50
    Extraordinary net loss per share                                        --           --       (0.01)
                                                                     ---------    ---------   ---------
    Net income - Basic                                               $    0.91    $    0.79   $    0.49
                                                                     =========    =========   =========

Supplemental net income attributable to common Stockholders
    after giving effect to S corporation distributions - Basic       $    0.91    $    0.79   $    0.42
                                                                     =========    =========   =========
Diluted:
    Weighted average common shares outstanding                          28,330       21,515      17,063
                                                                     =========    =========   =========
    Net income before extraordinary net loss per share               $    0.88    $    0.76   $    0.43
    Extraordinary net loss per share                                        --           --       (0.01)
                                                                     ---------    ---------   ---------
    Net income - Diluted                                             $    0.88    $    0.76   $    0.42
                                                                     =========    =========   =========

Supplemental net income attributable to common stockholders
    after giving effect to S corporation distributions - Diluted     $    0.88    $    0.76   $    0.37
                                                                     =========    =========   =========



* Net income includes acquired S corporation net income of $1,233 for the years ended 1998.

       The accompanying notes are an integral part of these consolidated financial statements.
        Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows

For the years ended October 31, 2000, 1999 and 1998

(In thousands, except share information)

                                                                                                 October 31,
                                                                                    ------------------------------------
                                                                                      2000           1999           1998
                                                                                    --------      ----------     ---------

Cash flows from operating activities (See note below):
Net income                                                                         $  24,963       $ 16,332       $  7,181
Adjustment to retained earnings as a result of business combination                       --             --           (581)
Adjustment to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                        9,805          2,822          1,835
  Loss on termination of capital lease                                                    --             --            225
  Loss on disposal of equipments                                                         239            124             --
  Gain on extraordinary item                                                              --             --            (63)
  Gain on sale and licensing transactions                                             (6,247)            --             --
  Loss on disposition of subsidiary                                                      286             --             --
  Equity in loss of affiliate                                                            763             45             --
  Change in deferred tax asset                                                         1,339         (1,064)          (941)
  Provision for doubtful accounts                                                      1,213          3,843          1,429
  Provision for inventory                                                                  9            319            237
  Amortization of deferred compensation                                                   43            181            122
  Amortization of affiliate purchase option                                              201            302             --
  Forfeiture of compensatory stock options in connection with AIM acquisition             --           (146)            --
  Amortization of loan discounts                                                         195              2            890
  Amortization of deferred financing costs                                                --             --            246
  Issuance of compensatory stock                                                          55            831             --
  Tax benefit from exercise of stock options                                           2,745            994             --
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Increase in accounts receivable                                                  (28,052)       (56,339)       (25,866)
    Increase in inventories, net                                                      (3,631)       (10,835)        (5,579)
    Increase in prepaid royalties                                                    (15,842)       (12,119)          (467)
    Decrease (increase) in advances to developers                                         --          4,320         (4,320)
    (Increase) decrease in prepaid expenses and other current assets                    (173)        (1,992)         1,295
    (Increase) decrease in capitalized software development costs, net                (7,386)            33          2,056
    Decrease (increase) in other assets, net                                              --             33            (33)
    (Decrease) increase in accounts payable                                          (27,274)        30,181          8,540
    (Decrease) increase in accrued expenses and other current liabilities             (7,045)         9,502          6,920
    Increase in due to/from related parties                                               --             --             50
    Decrease in other liabilities                                                     (1,465)        (3,981)           (87)
    Decrease in other current liabilities                                                 --           (136)        (1,111)
                                                                                    --------       --------       --------
                         Net cash used in operating activities                       (55,259)       (16,748)        (8,022)
                                                                                    --------       --------       --------

Cash flows from investing activities:
  Purchase of fixed assets                                                            (2,910)        (2,214)          (630)
  Proceeds from the sale of fixed assets                                                  29             34             --
  Cash restricted for letter of credit                                                    --             --          1,090
  Investment in affiliates                                                                --         (4,100)            --
  Cash paid for investments                                                           (4,122)            --             --
  Acquisitions, net cash acquired                                                     (4,294)       (15,260)        (1,187)
  Additional cash paid for prior acquisitions                                         (1,609)            --             --
                                                                                    --------       --------       --------
                         Net cash used in investing activities                       (12,906)       (21,540)          (727)
                                                                                    --------       --------       --------

Cash flows from financing activities:
  Issuance of stock in connection with the secondary public offering,
     net of issuance costs of $2,187,000                                                  --         21,852             --
  Proceeds from private placement, net                                                21,285             --          5,955
  Net borrowings under lines of credit                                                28,557         22,869         11,548
  Proceeds from loan payable                                                          15,000             --             --
  Proceeds from notes payable                                                             --             --            952
  Repayments of notes payable                                                            (89)          (460)        (8,350)
  Proceeds from exercise of stock options                                              6,766          2,385            148
  Proceeds from the exercise of warrants                                                 155            224             --
  Repayment of capital lease obligation                                                 (110)           (90)          (305)
  Distributions to S Corporation shareholders                                             --             --           (931)
                                                                                    --------       --------       --------
                         Net cash provided by financing activities                    71,564         46,780          9,017
                                                                                    --------       --------       --------

Effect of foreign exchange rates                                                      (8,528)          (881)           123

Net (decrease) increase in cash for the year                                          (5,129)         7,611            391
Cash and cash equivalents, beginning of the year                                      10,374          2,763          2,372
                                                                                    --------       --------       --------

Cash and cash equivalents, end of the year                                          $  5,245       $ 10,374       $  2,763
                                                                                    =========      =========      ========

Issuance of warrants in lieu of dividends                                           $     --       $     --       $     --
                                                                                    =========      =========      ========

Issuance of common stock in connection with acquisitions                            $     --       $ 10,333       $ 27,500
                                                                                    =========      =========      ========

Supplemental disclosure of non-cash investing and financing activities:
       Gathering purchase option                                                          --       $    973             --
                                                                                    =========      =========      ========
Supplemental information on businesses acquired:
       Fair value of assets acquired
          Cash                                                                      $    164       $    329       $    313
          Accounts receivables, net                                                      239          7,167           2642
          Inventories, net                                                                --          4,692          6,754
          Prepaid royalties                                                          (16,447)            57             --
          Prepaid expenses and other assets                                                3            400            367
          Property and equipment, net                                                    137          1,245             98
          Investment                                                                  48,385             --             --
          Goodwill                                                                    45,416         24,097          2,008
       Less, liabilities assumed
          Line of credit                                                                  --         (2,825)        (3,926)
          Accounts payable                                                            (2,015)        (7,517)        (4,779)
          Accrued expenses                                                            (7,216)        (1,493)          (108)
          Notes payable                                                                   --            (93)            --
          Other current liabilities                                                       --         (3,981)            --
          Stock issued                                                               (54,816)        (6,096)        (1,616)
          Options issued                                                              (1,750)            --           (253)
          Direct transaction costs                                                      (399)          (393)            --
          Disposal adjustments                                                        (3,279)            --             --
          Investment interest and purchase option                                     (3,964)            --             --
                                                                                    --------       --------       --------
Cash paid                                                                              4,458         15,589          1,500
       Less, cash acquired                                                              (164)          (329)          (313)
                                                                                    --------       --------       --------
Net cash paid                                                                       $  4,294       $ 15,260       $  1,187
                                                                                    =========      =========      ========

Cash paid during the year for interest                                              $  5,944       $  2,670       $  2,324
                                                                                    =========      =========      ========

Cash paid during the year for taxes                                                 $  4,030       $    829       $     59
                                                                                    =========      =========      ========

Equipment acquired under capital lease                                              $    140       $     --       $     75
                                                                                    =========      =========      ========



The cashflow activities for the year ended October 31, 2000 are net of the Pixel acquisition and disposal. (See Footnote 4)

       The accompanying notes are an integral part of these consolidated financial statements.
         Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated Condensed Statements of Stockholders' Equity
For the years ended October 31, 1998, 1999 and 2000

(In thousands)




                                                                                  Common Stock
                                                                              ---------------------      Additional      Deferred
                                                                              Shares         Amount   Paid-in Capital  Compensation
                                                                             ---------       -------  ---------------- ------------
Balance, November 1, 1997                                                      13,034           130     $  15,551     $     (18)

Issuance of compensatory stock options                                             --            --            75           (75)

Exercise of stock options                                                         252             3           157            --

Amortization of deferred compensation                                              --            --            --           122

Issuance of common stock in connection with acquisitions                        2,390            23        11,641          (253)

Cashless exercise of public warrants, 1 share of common stock for
 2 warrants surrendered                                                           897             9            (9)           --

Cashless exercise of underwriters' warrants, 1 share of common stock for
 2 warrants surrendered                                                           160             2            (2)           --

Conversion of warrants to common stock issued in connection with
1996 private placement                                                            379             4            --            --

Issuance of common stock in connection with private placements,
  net of issuance costs                                                           928            10         5,946            --

Issuance of common stock in connection with early extinguishment of debt           32            --           187            --

Distributions to S corporation shareholders prior to acquisition                   --            --            --            --

Foreign currency translation adjustment                                            --            --            --            --

Net income                                                                         --            --            --            --

Less: net income of JAG and Talonsoft  for the two months
ended December 31, 1997                                                            --            --            --            --
                                                                            ---------     ---------     ---------     ---------

Balance, October 31, 1998                                                      18,072           181        33,546          (224)

Issuance of compensatory stock options                                            537             5           831            (5)

Exercise of stock options                                                         613             6         2,379            --

Amortization of deferred compensation                                              --            --            --           181

Forfeiture of compensatory stock options in connection with
      AIM acquisition                                                              --            --          (146)           --

Issuance of common stock in connection with acquisitions                          763             8         7,364            --

Proceeds from exercise of public warrants                                          41            --           223            --

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                     3,005            30        21,822            --

Issuance of common stock in lieu of royalty payments                               55             1           332            --

Tax benefit in connection with the exercise of stock options                       --            --           994            --

Foreign currency translation adjustment                                            --            --            --            --

Net income                                                                         --            --            --            --
                                                                            ---------     ---------     ---------     ---------
Balance, October 31, 1999                                                      23,086           231        67,345           (48)

Issuance of compensatory stock options                                             --            --            55            --

Exercise of stock options                                                       1,341            13         6,753            --

Amortization of deferred compensation                                              --            --            --            43

Issuance of common stock in connection with acquisitions                        4,222            43        55,218            --

Issuance of common stock in connection with private
    placements,  net of issuance costs                                          2,422            24        21,261            --

Issuance of warrants in connection with a debt financing                           --            --         2,927            --

Proceeds from exercise of warrants                                                 32            --           155            --

Issuance of common stock in lieu of repayment of debt
    assumed from Pixel                                                            168             2         2,528            --

Retirement of common stock                                                        (98)           (1)       (1,249)           --

Tax benefit in connection with the exercise of stock options                       --            --         2,745            --

Foreign currency translation adjustment                                            --            --            --            --

Net unrealized loss on investments                                                 --            --            --            --

Net income                                                                         --            --            --            --
                                                                            ---------     ---------     ---------     ---------
Balance, October 31, 2000                                                      31,173           312     $ 157,738     $      (5)
                                                                            =========     =========     =========     =========



                                                                                            Accumulated
                                                                                              Other
                                                                                Retained    Comprehensive              Comprehensive
                                                                                Earnings    Income (Loss)     Total    Income (Loss)
                                                                               ----------   ---------------   ------   -------------
Balance, November 1, 1997                                                      $  (3,599)    $    (130)    $  11,934     $  (2,899)

Issuance of compensatory stock options                                                --            --            --            --

Exercise of stock options                                                             --            --           160            --

Amortization of deferred compensation                                                 --            --           122            --

Issuance of common stock in connection with acquisitions                              --            --        11,411            --

Cashless exercise of public warrants, 1 share of common stock for
 2 warrants surrendered                                                               --            --            --            --

Cashless exercise of underwriters' warrants, 1 share of common stock for
 2 warrants surrendered                                                               --            --            --            --

Conversion of warrants to common stock issued in connection with
1996 private placement                                                                --            --             4            --

Issuance of common stock in connection with private placements,
  net of issuance costs                                                               --            --         5,956            --

Issuance of common stock in connection with early extinguishment of debt              --            --           187            --

Distributions to S corporation shareholders prior to acquisition                    (931)           --          (931)           --

Foreign currency translation adjustment                                               --           123           123           123

Net income                                                                         7,181            --         7,181         7,181

Less: net income of JAG and Talonsoft  for the two months
ended December 31, 1997                                                             (581)           --          (581)           --
                                                                               ---------     ---------     ---------     ---------
Balance, October 31, 1998                                                          2,070            (7)       35,566         7,304

Issuance of compensatory stock options                                                --            --           831            --

Exercise of stock options                                                             --            --         2,385            --

Amortization of deferred compensation                                                 --            --           181            --

Forfeiture of compensatory stock options in connection with AIM acquisition           --            --          (146)           --

Issuance of common stock in connection with acquisitions                              --            --         7,372            --

Proceeds from exercise of public warrants                                             --            --           223            --

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                           --            --        21,852            --

Issuance of common stock in lieu of royalty payments                                  --            --           333            --

Tax benefit in connection with the exercise of stock options                          --            --           994            --

Foreign currency translation adjustment                                               --          (820)         (820)         (820)

Net income                                                                        16,332            --        16,332        16,332
                                                                               ---------     ---------     ---------     ---------
Balance, October 31, 1999                                                         18,402          (827)       85,103        15,512

Issuance of compensatory stock options                                                --            --            55            --

Exercise of stock options                                                             --            --         6,766            --

Amortization of deferred compensation                                                 --            --            43            --

Issuance of common stock in connection with acquisitions                              --            --        55,261            --

Issuance of common stock in connection with private placements,
    net of issuance costs                                                             --            --        21,285            --

Issuance of warrants in connection with a debt financing                              --            --         2,927            --

Proceeds from exercise of warrants                                                    --            --           155            --

Issuance of common stock in lieu of repayment of debt assumed from Pixel              --            --         2,530            --

Retirement of common stock                                                            --            --        (1,250)           --

Tax benefit in connection with the exercise of stock options                          --            --         2,745            --

Foreign currency translation adjustment                                               --        (9,014)       (9,014)       (9,014)

Net unrealized loss on investments                                                    --        (4,567)       (4,567)       (4,567)

Net income                                                                        24,963            --        24,963        24,963
                                                                               ---------     ---------     ---------     ---------
Balance, October 31, 2000                                                      $  43,365     $ (14,408)    $ 187,002     $  11,382
                                                                               =========     =========     =========     =========




  The accompanying notes are an integral part of these consolidated condensed financial statements.
         Certain amounts have been reclassified for comparative purposes

1.       Description of the Business

         Take-Two Interactive Software, Inc. ("Take-Two" or the "Company") was incorporated in the State of Delaware on September 30, 1993. The Company develops, publishes, and distributes interactive software games designed for PCs and video game console platforms.

2.       Significant Accounting Policies

         Basis of Presentation

         The consolidated financial statements include the financial statements of Take-Two and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

         In the fiscal year ended October 31, 2000, the financial statements were reformatted to round to the thousandth place. All prior periods have been conformed to the current presentation. Minor rounding differences may result due to this change in presentation.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties, capitalized software development costs and other intangibles, recoverability of investments, valuation of inventories, income taxes, allowances for returns and doubtful accounts. Actual amounts could differ from those estimates.

         Concentration of Credit Risk

         A significant portion of the Company's cash balances is maintained with several major financial institutions with satisfactory standing and while attempting to limit credit exposure with any single institution, there are times that balances will exceed insurable amounts.

         If the financial condition and operations of the Company's distributors or retailers deteriorate, the risk of collection could increase substantially. As of October 31, 2000 and 1999, the receivable balances from the largest customer amounted to approximately 10.1% and 14.4% of the Company's net balance, respectively. The Company maintains insurance, to the extent available, on the receivable balance. For the years ended October 2000, 1999, and 1998, the Company's five (5) largest customers accounted for 20.0%, 24.5%, and 22.4% of net sales, respectively. Except for largest customer noted above, all receivable balances from the remaining customers were less than 10%.

         Revenue Recognition

         Distribution revenue is derived from the sale of third-party interactive software games and hardware and is recognized when the title and risk of loss to products are transferred to the customers. Distribution revenue amounted to $184,983,000, $145,597,000, and $102,866,000 for 2000, 1999, and 1998, respectively. Publishing revenue is derived from the sale of internally developed interactive software games or from the sale of product licensed from a third party developer and is recognized when the title and risk of loss to products are transferred to the customers. Publishing revenue amounted to $202,023,000, $160,335,000, and $91,186,000 in 2000, 1999, and 1998,
         respectively.

         The Company's distribution arrangements with customers generally do not give them the right to return products, however, the Company generally accepts product returns for stock balancing or defective products. In addition, the Company will also negotiate accommodations to customers, including price discounts, credits and product returns, when demand for specific products fall below expectations. The Company's publishing arrangements require the Company to accept product returns. The Company establishes a reserve for future returns at the time of product sales, based primarily on these return policies, markdown allowances, and historical return rates, and as such, the Company recognizes revenues net of product returns. Return and allowances for the years ended October 31, 2000, 1999 and 1998 were $40,162,000, $25,147,000 and
         $13,672,000.

         Advertising

         The Company expenses advertising costs as incurred. The Company shares portions of certain customers' advertising expenses through co-op advertising arrangements. Advertising expense for the years ended October 31, 2000, 1999, and 1998 amounted to $16,769,000, $11,986,000, and $6,670,000, respectively.

         Cash and Cash Equivalents

         The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

         Inventory

         Inventories are stated at the lower of average cost or market. The Company periodically evaluates the carrying value of its inventories and makes adjustments as necessary.

         Prepaid Royalties

         Prepaid royalties represent prepayments made to independent software developers under development agreements. Prepaid royalties are amortized at the contractual royalty rate as cost of sales based on actual net product sales. Management evaluates the future realization of prepaid royalties, and charges to cost of sales any amount deemed unlikely to be realized based upon the contractual royalty rate and product sales. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. Prepaid royalties were written down $501,000, $1,308,000, and $884,000 for the years ended October 31, 2000, 1999, and 1998, respectively, to estimated net realizable value. Amortization of prepaid royalties amounted to $18,365,000, $12,144,000, and $9,094,000 during fiscal years 2000, 1999, and 1998, respectively.

         Fixed Assets

         Office equipment, furniture and fixtures and automobiles are depreciated using the straight-line method over their estimated lives ranging from five to seven years. Computer equipment and software are depreciated using the straight-line method over three years. Leasehold improvements are amortized over the lesser of the term of the related lease or estimated useful lives. Accumulated amortization includes the amortization of assets recorded under capital leases. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized. The carrying values of these assets are recorded at historical cost. The cost of additions and betterments greater than $1,000 is capitalized.

         Capitalized Software Development Costs (Including Film Production
         Costs)

         Costs associated with research and development are expensed as incurred. Software development costs incurred subsequent to establishing technological feasibility are capitalized. Amortization commences upon the general release of a game and is recognized as a component of cost of sales by the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product. Capitalized software costs are compared, by game title, to estimated net realizable value of the product and capitalized amounts in excess of estimated net realizable value, if any, are immediately written off. No capitalized software costs were written down for the year ended October 31, 2000. Capitalized software costs were written down by $698,000, and $1,412,000 for the years ended October 31, 1999, and 1998, respectively, to estimated net realizable value. Amortization of capitalized software costs amounted to $1,451,000, $1,136,000, and $1,767,000 during 2000, 1999, and 1998, respectively.

         Net Income per Share

         Net income per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" which requires the presentation of basic earnings per share ("EPS"), which excludes common stock equivalents from its computation and requires the presentation of diluted EPS which gives effect to all dilutive potential common shares that were outstanding during the period. The computation excludes the number of common shares issuable upon the exercise of outstanding options and warrants and the conversion of preferred stock if such inclusion would be anti-dilutive.

         Comprehensive Income (Loss)

         The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income adjusted for the change in foreign currency translation adjustments and the change in net unrealized gain
         (loss) from investments. The disclosures required by SFAS No. 130 have been included in the Statements of Stockholders' Equity.

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

         Fair Value of Financial Instruments

         The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of prepaid royalties and investments approximate fair value based upon the recoverability of these assets. The carrying amount of the Company's line of credit, notes payable and capital lease obligation approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at October 31, 2000.

         Recently Issued Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of this pronouncement are effective for the fourth quarter of the fiscal year ended October 31, 2001, but must be retroactively applied to the beginning of the fiscal year. The Company believes the adoption of SAB 101 will not have a material impact on the Company's results of operations.

3.       Business Acquisitions

         The Company acquired a number of companies that develop, publish, and distribute interactive software games during the three-year period ended October 31, 2000. The aggregate purchase price, including cash and stock payments, was $61.0 million, $9.7 million, and $13.2 million in 2000, 1999, and 1998, respectively. The aggregate purchase price excludes the value of stock issued for pooled companies.

         In 1999 and 1998, 1,033,000 and 2,750,000 shares of the Company's common stock were issued for acquisitions accounted for as poolings of interests, respectively.

         The acquisitions described below have been accounted for as purchase transactions in accordance with APB No. 16 and, accordingly, the results of operations and financial position of the acquired businesses are included in the Company's consolidated financial statements from the date of acquisition.

         In 2000, the Company paid $4.5 million in cash, issued 4,180,000 shares of its common stock (valued at $54.8 million), and incurred direct transaction costs of approximately $399,000 for acquisitions accounted for as purchases. These acquisitions included Toga Holdings, BV ("Toga") which owns Pixel Broadband Studios, Ltd. ("Pixel"), the remaining 80.1% of Gathering of Developers, Ltd ("Gathering"), and PopTop Software, Inc. ("PopTop"). For Gathering, the Company issued 1,060,000 shares of its Common Stock and assumed liabilities resulting in excess purchase price over the net tangible assets of approximately $39 million. In the acquisition of Toga, the Company paid $4.5 million in cash, issued 2,561,000 shares of its Common Stock

         (valued at $38.6 million) and issued a warrant valued at $1.75 million. Toga was sold in October 2000 to Gameplay.com PLC ("Gameplay"). (See Footnote 4).

         In 1999, the Company paid $1.2 million in cash, issued 638,000 shares of its common stock (valued at $6.1 million), and incurred direct transaction costs of approximately $390,000 for all acquisitions accounted for as purchases. These acquisitions include LDA Distribution Limited ("LDA"), Joytech Europe Limited ("Joytech"), DVDWave.com, Funsoft Nordic A.S. ("Funsoft"), Triad Distributors, Inc. ("Triad"), Global Star Software Ltd. ("Global"), DMA Design Holdings Limited, DMA Design Limited ("DMA") and CD Verte, S.p.A. ("CD Verte"). In addition, for CD Verte, the Company paid $800,000 on December 1, 1999 and will pay an additional $1.2 million, subject to downward adjustment based on net income of the acquired entity, over a three-year period. The most significant assumption of liabilities relate to the acquisition of DMA where the Company assumed liabilities of $12.3 million.

         In 1998, the Company paid $1.5 million in cash, issued 540,000 shares of its common stock (valued at $1.9 million), issued 1,850,000 shares of its Series A Convertible Preferred Stock (the "Preferred Stock" valued at $9.5 million) and granted 76,000 non-plan stock options (valued at $250,000) for acquisitions accounted for as purchases. The Preferred Stock was converted into Common Stock in August 1998 on a one-for-one basis. These acquisitions include Alliance Inventory Management ("AIM"), DirectSoft Australia Pty. Ltd. ("DirectSoft") and substantially all of the assets of BMG Interactive Group ("BMG").

         The unaudited pro forma data below for the years ended October 31, 2000 and 1999 is presented as if these purchase acquisitions had been made as of November 1, 1998. The unaudited pro forma financial information is based on management's estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisitions had, in fact, been completed on the dates assumed, or which may result in the future. The unaudited pro forma financial information includes purchase acquisitions that are significant to the Company's operations.




                                                                                    Unaudited Pro forma
                                                                            (in thousands, except for per share
                                                                                           data)
                                                                          ----------------------------------------
                                                                          October 31, 2000      October 31, 1999
                                                                          ------------------    ------------------
         Total Revenues:
               Take-Two (1)                                               $   387,006            $    313,289
               Take-Two inclusive of Gathering                                393,614                 328,014

         Net income:
               Take-Two (1)                                               $    24,963            $     16,087
               Take-Two inclusive of Gathering                                 22,433                  10,797

               Net income per share - Basic                               $      0.77            $       0.43
               Net income per share - Diluted                             $      0.74            $       0.42


(1)      Includes AIM, BMG, DirectSoft, JAG, Talonsoft, LDA/Joytech, and
         Triad/Global.

4.       Disposition of Assets

         In February 2000, the Company sold all its interests in Falcon
         Ventures Corporation d/b/a DVDWave.com to eUniverse, Inc. ("eUniverse") in exchange for 310,000 shares of eUniverse's common stock. The Company recognized a gain of $1,976,000 in connection with this transaction.

         In June 2000, the Company sold its 19.9% equity interest in Bungie Software ("Bungie") to Microsoft Corporation for approximately $5 million. Separately, the Company sold its Halo publishing and distribution rights to Bungie for $4,000,000 and acquired a royalty free license to Bungie's Halo technology for two products. In addition, the Company was granted all of Bungie's right, title and interest to the Myth franchise and the PC and Playstation(R) 2 game, Oni.

         In October 2000, the Company sold all of its shares of Toga, the parent company of Pixel, to Gameplay. The Company received 14,436,000 shares of Gameplay's common stock and warrants to purchase 1,000,000 shares of Gameplay stock after exchanging shares of Gameplay stock (valued at $1.75 million) for a warrant previously issued to the founder of Pixel, and shares of Gameplay stock (valued at $1.25 million) for shares of the Company's common stock. The Company recorded a value for the Gameplay stock held by it of approximately $28 million. In connection with the transaction, the Company granted to Gameplay certain on-line distribution rights and entered into a joint exploitation agreement with Gameplay under which the Company acquired a software development business of a subsidiary of Gameplay. The value of the acquired business of approximately $20 million, which is included in intangibles, has been allocated on a preliminary basis. The Company recognized a loss of $286,000 in connection with this transaction. The shares held by the Company represent approximately 18% of Gameplay's then outstanding shares.

5.       Investments

         Investments are comprised of equity securities and are classified as current and non-current assets. The investments are accounted for under the average cost method as "available-for-sale" in accordance with Statement of Financial Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The investments are stated at fair value, with unrealized appreciation reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

         As of October 31, 2000, investments consist of (in thousands):

                                       Current        Non Current
                                     ------------     -----------
         Average cost                 $  2,896          $  33,084
         Unrealized gains (losses)          30             (4,597)
                                      ---------         ----------
         Fair value                   $  2,926          $  28,487
                                      =========         ==========

         For the fiscal year ended October 31, 2000, the gross proceeds from the sale of investments were $639,000. The gross realized losses from these sales totaled $180,000. The loss on sale of securities is based on the average cost method.

6.       Inventories

         As of October 31, 2000 and 1999, inventories consist of (in thousands):

                                      2000               1999
                                   ----------         -----------
         Parts and supplies          $    496         $      269
         Finished products             44,426             41,031
                                   -----------        -----------
                                   $   44,922         $   41,300
                                   ===========        ===========


7.       Fixed Assets

         As of October 31, 2000 and 1999, fixed assets consist of (in thousands):

                                                    2000              1999
                                               -------------    ---------------
         Computer equipment                    $      3,737     $        2,398
         Office equipment                               816              1,071
         Computer software                              537                  8
         Furniture and fixtures                       1,710              1,326
         Automobiles                                    305                228
         Leasehold improvements                       1,086                799
         Capital leases                                 348                233
                                               -------------    ---------------
                                                      8,539              6,063
         Less: accumulated depreciation and
           amortization                             (3,279)            (1,943)
                                               -------------    ---------------
                                               $      5,260     $        4,120
                                               =============    ===============

         Depreciation expense for the years ended October 31, 2000, 1999, and 1998 amounted to $1,761,000, $1,160,000, and $788,000, respectively.

 8.      Lines of Credit



         (in thousands)                                                      2000                  1999
                                                                             ----                  ----
         Line of credit with Bank of America -
          8.38% to 9.23% (8.25%  to 8.75% in 1999)                            $   70,599            $   43,684
         Line of credit with Barclays' Bank -
          7.40% (6.62% to 8.25% in 1999)                                          14,006                12,324
         Line of credit with Royal Bank of Canada-
          8.75% to 9.50%                                                               -                    40
                                                                              ----------            ----------
                                                                              $   84,605            $   56,048
                                                                              ===========           ===========


         In December 1999, the Company entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent, which provides for borrowings of up to $75,000,000. The Company may increase the credit line up to $85,000,000 subject to certain conditions. Interest accrues on such advances at the bank's prime rate plus 0.5% or at LIBOR plus 2.5%. Borrowings under the line of credit are collaterized by all of the Company's accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company's domestic subsidiaries. The available credit under this facility was $2,974,000 at October 31, 2000. The line of credit expires on December 7, 2002. In November 2000, the Company amended the credit agreement, which increased the borrowings from $75,000,000 to $90,000,000 until February 28, 2001. After such date, the borrowings will be limited to $75,000,000.

         In December 1999, Take-Two Interactive Software Europe Limited entered into a line of credit agreement with Barclays' Bank. The line of credit provides for borrowings of up to approximately $25,000,000. Advances under the line of credit bear interest at the rate of 1.4% over the bank's base rate per annum, payable quarterly. Borrowings are collateralized by receivables of the Company's European subsidiaries, and are guaranteed by the Company. The available credit under this facility was $241,000 at October 31, 2000. The line of credit is repayable upon demand and is subject to review prior to January 31, 2001.

         In 1999, the Company and its subsidiaries had lines of credit with various banks. These credit lines permitted borrowings at fluctuating interest rates determined by the banks. Where required, the Company guaranteed the repayment of these borrowings. Unused lines of credit by the Company and its subsidiaries at October 31, 1999 aggregated to $11,417,000. The weighted-average interest rate on outstanding balances at October 31, 1999 was approximately 8.6%.

9.       Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities as of October 31, 2000 and 1999 consist of (in thousands):


                                                                              2000                1999
                                                                      ------------------  -------------------
         Accrued co-op advertising, product rebates                               2,178                2,610
           and product discounts                                      $                   $
         Accrued VAT and corporate taxes payable                                  8,740               12,690
         Royalties payable                                                        4,866                1,989
         Other                                                                    3,573                1,868
                                                                      ------------------     ----------------
         Total                                                        $          19,357   $           19,157
                                                                      ==================  ===================


  10.    Loan Payable

         In July 2000, the Company entered into a subordinated loan agreement with Finova Mezzanine Capital Inc. ("Finova") in the principal amount of $15 million. The loan is payable in full in July 2005, and bears interest at the rate of 12.5% per annum, payable monthly. In connection with the loan, the Company issued to Finova a five year warrant to purchase approximately 452,000 shares of the Company's Common Stock exercisable at a price of $11.875 per share. Subject to the outstanding loan balance, the warrant entitles Finova to receive additional shares of the Company's Common Stock for three consecutive years commencing July 2003, and contains certain anti-dilution provisions. The Company has recorded the loan net of discount of approximately $2,927,000 to reflect an allocation of the proceeds to the estimated value of the warrant. The discount is being amortized using the

         "interest method" over the term of the financing. At October 31, 2000, the amount of unamortized discount is approximately $2,732,000.

  11.    Commitments and Contingencies

         Capital Leases

         The Company leases equipment under capital lease agreements, which extend through fiscal year 2005. Future minimum lease payments under these capital leases, and the present value of such payments as of October 31, 2000 is as follows:


                  Year ending October 31:                                              (in thousands)
                  ----------------------
                          2001                                                          $         136
                          2002                                                                    116
                          2003                                                                    112
                          2004                                                                    112
                          2005                                                                     63
                                                                                        --------------

                  Total minimum lease payments                                                    539

                  Less: amounts representing interest                                            (102)
                                                                                        --------------

                  Present value of minimum obligations under capital leases             $         437
                                                                                        ==============


         Lease Commitments

         The Company leases 27 office and warehouse facilities. The corporate headquarters is under a noncancelable operating lease with related parties and expires in March 2004. Rent expense and certain utility expenses under this lease amounted to $419,000, $302,000, and $133,000 for the years ended October 31, 2000, 1999, and 1998, respectively. The other offices are under noncancelable operating leases expiring at various times from July 2001 to October 2011. In addition, the Company has leased certain equipment, furniture and auto leases under noncancelable operating leases, which expire through July 2005.

         Future minimum rentals required as of October 31, 2000 are as follows:


                  Year ending October 31:                                              (in thousands)
                  ----------------------
                          2001                                                        $         3,838
                          2002                                                                  3,390
                          2003                                                                  3,023
                          2004                                                                  2,426
                          2005                                                                  1,912
                          Thereafter                                                            4,264
                                                                                      ----------------

                          Total minimum lease payments                                $        18,853
                                                                                      ================


         Rent expense amounted to $2,303,000, $1,544,000, and $921,000 for the years ended October 31, 2000, 1999 and 1998, respectively.

  12.    Employee Savings Plans

         The Company maintains a 401(k) profit sharing plan and trust (the "401(k) Plan"). The 401(k) Plan is offered to all eligible employees and participants may make voluntary contributions up to 15% of their salary. The Company does not match employee contributions.

  13.    Income Taxes

         The Company is subject to foreign withholding taxes in certain countries where it does business. The Company's net operating loss carryforwards will expire between fiscal 2012 and fiscal 2019. Domestic and foreign pre-tax income was as follows:


                                                 ---------------------------------------------------------
         (in thousands)                               2000                 1999                1998
                                                 ----------------    -----------------   -----------------
         Domestic                                $        23,761     $            228    $          4,000
         Foreign                                          14,468               24,198               3,010
                                                 ----------------    -----------------   -----------------
         Total                                   $        38,229     $         24,426    $          7,010
                                                 ================    =================   =================


          Income tax expense (benefit) is as follows:


              (in thousands)                                                  Years ended October 31,
                                                              ---------------------------------------------------------
                                                                    2000                1999                1998
                                                              -----------------   -----------------    ----------------
         Current:
              Federal                                         $          6,866    $              -     $             -
              State and local                                            1,357                  23                 214
              Foreign                                                    3,704               8,002                 393
         Deferred                                                        1,339                  69               1,443
         Decrease in valuation allowance                                     -                   -             (2,384)
                                                              -----------------   -----------------    ----------------
                       Total                                  $         13,266    $          8,094     $         (334)
                                                              =================   =================    ================


         A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:


                                                          2000                 1999                  1998
                                                   ------------------- --------------------- ---------------------
         Effective tax rate reconciliation:
           Statutory federal tax rate                           35.0%                 34.0%                 34.0%
           State taxes, net of federal benefit                   2.3%                  6.3%                  1.9%
           Foreign tax rate differential                       (3.6)%                (7.4)%                     -
           Effect of valuation allowance                            -                     -               (42.9)%
           Goodwill amortization                                 2.6%                  1.0%                  3.8%
           Other permanent items                                (1.6)%                (0.8)%                (1.5)%
                                                   ------------------- --------------------- ---------------------
                                                                34.7%                 33.1%                (4.7)%
                                                   =================== ===================== =====================


         The components of the net deferred tax asset as of October 31, 2000 and 1999 consists of the following:


              (in thousands)                                         2000               1999
                                                               ------------------ -----------------
         Capitalized software                                  $         (3,364)  $        (1,581)
         Bad debt allowance                                                3,065             1,266
         Other - including reserves                                        1,029               518
         Accumulated depreciation and amortization                         (137)               498
         Tax credit carryforward                                              73               379
         Net operating loss carryforward                                       -               925
                                                               ------------------ -----------------
                       Deferred tax asset                      $             666  $          2,005
                                                               ================== =================


         The Company believes that it is more likely than not that it will utilize the deferred tax asset in the future, and accordingly, the Company recorded an asset in the amount of $666,000, and $2,005,000 for the years ended October 31, 2000 and 1999, respectively.

         The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was approximately $10 million for the year ended October 31, 2000. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States Income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company.

  14.    Stockholders' Equity (See Also Footnotes 3 and 4)

         Private Placement

         In 2000, the Company sold 2,422,000 shares of the Company's Common Stock and received net proceeds of $21,285,000, net of commissions and offering expenses of $2,432,000.

         Public Offering

         In July 2000, the Company incurred a one-time charge of $1,103,000 relating to an abandoned public offering of a subsidiary.

         In May 1999, the Company consummated a secondary public offering of 3,005,000 shares of common stock, including 255,000 shares issued pursuant to an over-allotment option. The proceeds from the offering were $21,852,000, net of discounts and commissions and offering expenses of $2,187,000.

         Retirement of Common Stock

         In October 2000, the Board of Directors approved the exchange of 98,000 shares of the Company's common stock (valued at $1,250,000) for an equivalent value of the Company's Gameplay stock to a shareholder. These shares were cancelled.

         Warrants

         In February 1999, warrants issued in connection with the Company's initial public offering were exercised. Each warrant entitled the registered holder to purchase, at a price of $5.50, one share of the Company's Common Stock at any time until March 15, 1999. As of March 15, 1999, 41,000 warrants were exercised.

         As of October 31, 2000 and 1999, there are outstanding common stock purchase warrants for an aggregate of 829,000 and 662,000 shares of the Company's Common Stock, respectively, at prices ranging from $ .01 to $11.875 and expiring from 2003 to 2005.

15.      Incentive Plans

         Stock Option Plans

         In January 1997, the stockholders of the Company approved the Company's 1997 Stock Option Plan, as previously adopted by the Company's Board of Directors (the "1997 Plan"), pursuant to which officers, directors, key employees and consultants of the Company may receive incentive stock options ("ISO") to purchase up to an aggregate of 400,000 shares of the Company's Common Stock. The aggregate number of options to be granted under the Plan was 3,500,000. The number of options was subsequently increased to 5,000,000 in November 2000.

         The 1997 Plan is administered by the Board of Directors. Subject to the provisions of the 1997 Plan, the Board of Directors or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions.

         As of October 31, 2000 and 1999, the 1997 Plan had outstanding stock options for an aggregate of 1,973,000 and 2,665,000 shares of the Company's Common Stock, respectively, at prices ranging from $2.41 to $13.00 per share vesting at various times from 1997 to 2003 and expiring at various times from 2002 to 2005.

         Non-Plan Stock Options

         As of October 31, 2000 and 1999, there are outstanding non-plan stock options for an aggregate of 2,226,000 and 1,060,000 shares of the Company's Common Stock, respectively, at prices ranging from $2.00 to $13.00 per share vesting from 1997 to 2003 and expiring at various times from 2002 to 2005.

         For those options with exercise prices less than fair value at the measurement date, the difference is amortized over the vesting period. Compensation expense for the years ended October 31, 2000, 1999, and 1998 was approximately $43,000, $29,000, and $121,000, respectively.

         The following table summarizes the activity in options under the plans inclusive of non-plan options:


                                                                        Shares            Weighted Average
                                                                    (in thousands)         Exercise Price
                                                                  -------------------   ---------------------
         Options outstanding - November 1, 1997                                1,371           $2.23
         Granted - exercise price equal to fair value                          1,540           $5.29
         Granted - exercise price less than fair value                           106           $2.14
         Exercised                                                             (252)           $0.63
         Forfeited                                                             (134)           $5.18
                                                                  -------------------
         Options outstanding - October 31, 1998                                2,631           $4.02
         Granted-exercise price equal to fair value                            2,506           $7.94
         Exercised                                                           (1,101)           $2.85
         Forfeited                                                             (311)           $5.07
                                                                  -------------------
         Options outstanding - October 31, 1999                                3,725           $6.96
         Granted-exercise price equal to fair value                            2,073          $10.14
         Granted-exercise price less than fair value                              14           $8.23
         Exercised                                                           (1,270)           $6.44
         Forfeited                                                             (343)           $5.89
                                                                  -------------------
         Options outstanding - October 31, 2000                                4,199           $8.72

         At October 31, 2000, 1999 and 1998, the number of options exercisable are 2,119,000, 1,346,000 and 1,019,000, respectively, and their related weighted average exercise prices are $8.36, $6.21 and $3.72, respectively.

         The following summarizes information about stock options outstanding and exercisable at October 31, 2000:


                                                                                                           Average
                                                                                      Weighted             Remaining
                                                                   Shares             Average             Contractual
                       Exercise Price Shares                    (in thousands)     Exercise Price             Life
         ---------------------------------------------------  ------------------ -------------------     ---------------
         $2.00-$5.50                                                        552  $              4.97              2.61
         $5.625-$8.938                                                    1,347  $              7.57              3.52
         $9.00-$13.00                                                     2,300  $             10.30              4.69
                                                              ------------------ --------------------   ---------------
         Options outstanding - October 31,2000                            4,199  $              8.72              4.04
                                                              ================== ====================   ===============
         $2.00-$5.50                                                        357  $              4.96              2.62
         $5.625-$8.938                                                      778  $              7.52              3.47
         $9.00-$13.00                                                       984  $             10.27              4.65
                                                              ------------------ --------------------   ---------------
         Options exercisable- October 31, 2000                            2,119  $              8.36              3.88
                                                              ================== ====================   ===============

         The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income and the net income per share would have been reduced to the pro-forma amounts indicated below (in thousands).


                                                                  2000             1999              1998
                                                            ----------------- ---------------- -----------------
         Net income

                   As reported                              $         24,963   $       16,332   $         7,181
                   Pro-forma                                $         13,332   $       12,769   $         6,501

         Net income per share
                   As reported-Basic                        $            .91   $          .79   $           .49
                   Pro-forma-Basic                          $            .49   $          .62   $           .44

                   As reported-Diluted                      $            .88   $          .76   $           .42
                   Pro-forma-Diluted                        $            .47   $          .59   $           .38

         The pro-forma disclosures shown are not representative of the effects on net income and the net income per share in future years.

         The fair value of the Company's stock options used to compute pro-forma net income and the net income per share disclosures is the estimated present value at the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions for 2000 were used to value grants: expected volatility of 96% for all grants; a risk-free interest rate of generally 5.5% to 6.7%; and an expected holding period of two to five years. For 1999 and 1998, respectively, the following weighted average assumptions were used to value grants; expected volatility of 60% for the grants with a holding period of three to four year and 65% for holding periods of five years or more and 55%; a risk-free interest rate of 4% to 6% and 5%; and an expected holding period of three to five years and four to five years, respectively.

16.      Results By Quarter (Unaudited)


         (in thousands, except for per share data)

          2000                  1st Quarter         2nd Quarter             3rd Quarter          4th Quarter
         ---------------------------------------------------------------------------------------------------------------
         Net sales              $  122,890               $     70,036           $     71,473         $    122,607

         Gross profit               36,616                     28,255                 31,372               42,967

         Net income (a)              4,787               $      3,354           $      3,449         $     13,373

         Per share data:
          Basic EPS                   0.21                       0.13                   0.12                 0.43
          Diluted EPS                 0.20                       0.13                   0.12                 0.42


          1999                  1st Quarter         2nd Quarter             3rd Quarter          4th Quarter
         ---------------------------------------------------------------------------------------------------------------
         Net sales              $   68,281               $     52,165           $     63,562         $    121,924

         Gross profit               14,743                     16,080                 19,631               40,356

         Net income             $    2,895               $      1,561           $      2,708          $     9,168

         Per share data:
          Basic EPS                   0.16                       0.08                   0.12                 0.39
          Diluted EPS                 0.15                       0.08                   0.12                 0.39


         (a) Included an after-tax loss of $695,000 ($.02 per diluted share) in the third quarter of fiscal 2000 for the one-time charge for abandoned offering described in Footnote 14.

17.      Geographic Areas

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which established standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers (See Footnote 2). The Company provides software product and many other closely related services in the entertainment software industry. All of these services fall within one reportable segment as defined in SFAS No. 131.

         For the years ended October 31, 2000, 1999 and 1998, the Company's net sales in domestic markets accounted for approximately 70.6%, 65.4%, and 78.4%, respectively, and net sales in international markets accounted for 29.4%, 34.6%, and 21.6%, respectively.

         As of October 31, 2000 and 1999, the Company's net fixed assets in domestic markets accounted for approximately $2,436,000 and $1,762,000, respectively, and net fixed assets in international markets accounted for $2,824,000 and $2,358,000, respectively.

         Total non-current assets and net sales are shown below by major geographic area:



           (in thousands)                            2000                  1999                  1998
                                                     ----                  ----                  ----
         Total Non-current Assets:
          United States                          $   106,847           $    14,032          $      9,116
          International
           United Kingdom                             20,418                20,974                 4,051
           All other Europe                            5,748                 5,334                   484
           Other                                       3,720                 3,402                   432
                                       ------------------------------------------------------------------
                                                 $   136,733           $    43,742          $     14,083
                                       ------------------------------------------------------------------


         Net Sales:
          United States                          $   273,283           $   200,019          $    152,181
          International
           Canada                                     10,408                 5,393                 1,556
           United Kingdom                             25,968                53,101                24,444
           All other Europe                           60,814                37,304                 5,080
           Asia Pacific                               15,505                 9,366                 3,123
           Other                                       1,028                   749                 7,668
                                       ------------------------------------------------------------------
                                                 $   387,006           $   305,932          $    194,052
                                       ------------------------------------------------------------------


         Net Sales are attributed to geographic areas based on product destination.

18.      Net Income per Share

         The computation for diluted number of shares excludes those unexercised stock options and warrants which are antidilutive. The number of such shares was 73,000, 470,000, and 50,000 for the years ended October 31, 2000, 1999, and 1998, respectively.

         The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the years ended October 31, 2000, 1999, and 1998. The extraordinary loss for the year ended October 31, 1998, has no significant effect on the EPS calculation and therefore, is not shown separately.




                                                                                                           Per Share
            (in thousands, except per share data)                    Net Income (Loss)        Shares        Amount
                                                                     -----------------       ---------    -----------
         Year Ended October 31, 2000
            Basic EPS                                                    $ 24,963            $  27,307       $   .91
            Effect of dilutive securities -
              Stock options and warrants                                      --                 1,023          (.03)
                                                                        ----------           ---------       --------
            Diluted EPS                                                  $ 24,963            $  28,330           .88
                                                                        ==========           ===========     ========
         Year Ended October 31, 1999





            Basic EPS                                                    $ 16,332            $  20,690       $   .79
            Effect of dilutive securities -
              Stock options and warrants                                      -                    825          (.03)
                                                                        ----------           ---------       --------
            Diluted EPS                                                 $  16,332               21,515       $   .76
                                                                        ==========           ==========      ========

         Year Ended October 31, 1998
            Extraordinary  net loss on early  extinguishment  of
            debt-Basic                                                  $    (163)           $ 14,747        $  (.01)
            Extraordinary net loss on early extinguishment of
            debt- Diluted                                                    (163)             17,063           (.01)
            Basic  EPS  after  extraordinary  net  loss on early
            extinguishment of debt                                          7,181              14,747            .49
            Effect  of  dilutive  securities-stock  options  and
            warrants                                                           --               2,316           (.07)
                                                                        ----------           ---------       --------
            Diluted  EPS after  extraordinary  net loss on early
            extinguishment of debt                                      $   7,181              17,063        $   .42
                                                                        ==========           ==========      ========




19.      Subsequent Events

         In November 2000, the Company acquired all of the outstanding capital stock of VLM Entertainment Group, Inc. ("VLM"), a company engaged in the distribution of interactive software games. In connection with this transaction, the Company paid $2 million in cash and issued 875,000 shares of the Company's Common Stock. In addition, VLM may receive an additional 100,000 shares based on future revenue performances.

         In December 2000, the Company acquired the exclusive publishing rights for the Duke Nukem PC and video games from Infograms, Inc. In connection with this transaction, the Company issued 557,103 shares of the Company's Common Stock and $2.3 million in cash.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 26th day of January 2001.

                               TAKE-TWO INTERACTIVE SOFTWARE, INC.


                               By: /s/ Ryan A. Brant
                                   --------------------------------
                                   Ryan A. Brant,
                                   Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons in the capacities and on the dates stated.


          Signature                                                Title                                   Date
          ---------                                                -----                                   ----
          /s/ Ryan A. Brant
     ------------------------------------
          Ryan A. Brant                       Chief Executive Officer and Director (Principal       January 26, 2001
                                              Executive Officer)


          /s/ James H. David, Jr.
     ------------------------------------
          James H. David, Jr.                 Chief Financial Officer                               January 26, 2001
                                              (Principal Financial and Accounting Officer)


          /s/ Barry Rutcofsky
     ------------------------------------
          Barry Rutcofsky                     Co-Chairman and Director                              January 26, 2001


          /s/ Paul Eibeler
     ------------------------------------
          Paul Eibeler                        President and Director                                January 26, 2001


          /s/ Kelly Sumner
     ------------------------------------
          Kelly Sumner                        Director                                              January 26, 2001


          /s/ Oliver R. Grace, Jr.
     ------------------------------------
          Oliver R. Grace, Jr.                Director                                              January 26, 2001


          /s/ Don Leeds
     ------------------------------------
          Don Leeds                           Director                                              January 26, 2001


          /s/ Robert Flug
     ------------------------------------
          Robert Flug                         Director                                              January 26, 2001


                                   SCHEDULE II

                       Take-Two Interactive Software, Inc.
                        Valuation and Qualifying Accounts

                                 (In thousands)



                                                        Balance at                                      Balance at
                                                        Beginning                                        End of
                            Description                 of period    Additions (A)  Deductions (B)       Period
                            ------------                ---------    -------------  --------------      ----------
Year ended October 31, 2000

      Allowance for doubtful accounts & returns         $ 7,821       $  37,568       $  36,287          $  9,102


Year ended October 31, 1999

      Allowance for doubtful accounts & returns           1,473          24,413          18,065             7,821


Year ended October 31, 1998

      Allowance for doubtful accounts & returns             105           8,516           7,148             1,473





(A) Includes increases in allowance for sales returns and doubtful accounts due to normal reserving terms and allowance accounts acquired in conjunction with acquisitions.

(B) Includes actual write-offs of uncollectible accounts receivable or sales returns and recoveries of previously written off receivables.