Form 10-K/A
period 2000-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2001-02-22
CIK 946581

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K/A

  /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2000

        OR

  /X/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                          Common Stock, $.01 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The Issuer's revenues for the fiscal year ended October 31, 2000 were $387,006,000.

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


      Ryan A. Brant, age 29, has been Chairman and Chief Executive Officer of the Company since its inception in 1993. Mr. Brant received a B.S. degree in Economics from the University of Pennsylvania's Wharton School of Business.

      Kelly Sumner, age 38, has been a director of the Company since December 1997. Mr. Sumner has been President of Take-Two Interactive Software Europe Limited, a subsidiary of the Company, since July 1997. From April 1993 to July 1997, Mr. Sumner was President and Chief Operating Officer of Gametek, Inc. From June 1979 to April 1993, Mr. Sumner was Managing Director of the UK subsidiary of Commodore Business Machines.

      Paul Eibeler, age 45, has been President of the Company since July 2000 and a director since December 2000. Prior to joining the Company, Mr. Eibeler was a consultant for Microsoft, Inc.'s X-Box launch team, as well as W-Trade, Inc., an online financial services provider, and Essential Realities, Inc. From 1998 to 1999 Mr. Eibeler served as Acclaim Entertainment's Executive Vice-President and General Manager. During the seven years prior to that, Mr. Eibeler held various executive positions with Impact, Inc., a leading supplier of licensed toys and school supplies. Mr. Eibeler received a B.A. degree from Loyola College in 1978.

      Barry S. Rutcofsky, age 43, has been a director of the Company and Co-Chairman since July 2000. Mr. Rutcofsky was President of the Company from August 1999 to July 2000. Prior to joining the Company, Mr. Rutcofsky was a partner in the corporate department at the law firm of Tenzer Greenblatt LLP. Mr. Rutcofsky joined Tenzer Greenblatt LLP in April 1987. Mr. Rutcofsky received his law degree from Hofstra University in 1983.

      Oliver R. Grace, Jr., age 46, has been a director of the Company since April 1997. Mr. Grace, a private investor, has been the Chairman of the Board of Andersen Group, Inc., a dental products and video broadcasting equipment manufacturing company, since 1990. Mr. Grace has also been a director of Republic Automotive Parts, Inc., a distributor of replacement parts for the automotive aftermarket, since 1982. Mr. Grace is a general partner of Anglo American Security Fund, L.P., a private investment fund.

      Robert Flug, age 52, has been a director of the Company since February 1998. Mr. Flug has been the President and Chief Operating Officer of S.L. Danielle, a women's apparel company, since September 1987. Mr. Flug received a B.S. in Business Administration from New York University.

      Don Leeds, age 49, has been a director of the Company since October 2000. Mr. Leeds has been President and Chief Executive Officer of Ultimate Health Media, LLC, a private health products and services company, since May 2000. From June 1996 to January 2000, Mr. Leeds was President and director of Youth Stream Media Networks, Inc., a publicly traded company engaged in providing college media and marketing services. Prior thereto, from 1988 to May 1996, Mr. Leeds was a Managing Director of Veronis, Suhler & Associates, Inc., an investment bank focused on media and publishing companies.

      Larry Muller, age 42, has been Chief Operating Officer of the Company since July 2000. Mr. Muller served as Chief Financial Officer of the Company from January 1999 until April 2000. From December 1997 until January 1999, Mr. Muller was Chief Operating Officer and Chief Financial Officer of Jack of All Games, a subsidiary of the Company. Mr. Muller co-founded Alliance Distributors in 1989 and served as its Chairman and Chief Financial Officer until Alliance Distributors was acquired by the Company in December 1997. Mr. Muller received a B.A. in Economics from Stonybrook University in 1979.

      James H. David Jr., age 36, has been Chief Financial Officer of the Company since April 2000. Prior to joining the Company, Mr. David was Chief Financial Officer of Motown Records from March 1996 to November 1998, at which time Motown was acquired by Universal Records. Thereafter, Mr. David was Vice-President of Finance for Universal-Motown Records. Prior to Motown, Mr. David held various positions at Ernst & Young, LLP for ten years. Mr. David is a Certified Public Accountant. Mr. David graduated from Villanova University with a BS in accounting

      Based solely on a review of Forms 3, 4 and 5 furnished to us with respect to our most recent fiscal year, we believe that all reporting persons currently required to file forms under the Securities Exchange Act of 1934 filed such reports.

    Item 11. Executive Compensation.


      The following table sets forth the cash compensation paid by the Company during the fiscal years ended October 31, 1998, 1999 and 2000 to its Chief Executive Officer and its four most highly compensated executive officers other than its Chief Executive Officer, each of whom was serving at the end of the fiscal year ended October 31, 2000 (the "Named Executives"):


                           Summary Compensation Table


                                                                                       Long-Term
                                                                                      Compensation
                                                                                         Award
                                            Annual Compensation                          -----
                              -----------------------------------------------------    Securities
                              Year Ended                             Other Annual      Underlying
Name and Principal Position   October 31,   Salary($)     Bonus($)  Compensation(1)    Options(#)
---------------------------   -----------   ---------     --------  ---------------    ----------

Ryan A. Brant
Chief Executive Officer ..         2000      344,365      705,812         --          200,000
                                   1999      243,873      516,130         --          200,000
                                   1998      158,667      218,785         --             --

Kelly Sumner
Vice President
 International ...........         2000      255,702      147,862         --          180,000
                                   1999      230,892      120,269         --          125,000
                                   1998      166,220      119,175         --          125,000

Paul Eibeler
President ................         2000       80,208       70,000         --          275,000

Larry Muller
Chief Operating Officer ..         2000      256,077      133,629         --          165,000
                                   1999      215,077      200,808         --           70,000
                                   1998      161,933       25,122         --           20,000()

Barry S. Rutcofsky
Co-Chairman ..............         2000      251,346      155,000         --             --
                                   1999       47,743         --           --          260,000
James H. David Jr
Chief Financial Officer ..         2000      105,000       15,000         --           50,000


------------
(1) The aggregate value of benefits to be reported under the "Other Annual Compensation" column did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the Named Executives.

      The following table sets forth information concerning options granted in the fiscal year ended October 31, 2000 to the Named Executives:


               Option Grants in Fiscal Year Ended October 31, 2000



                                              Individual Grants
                          ---------------------------------------------------------------
                          Number of                                                             Potential Realizable
                          Securities        Percent of Total                                    Value at Assumed
                          Underlying        Options Granted     Exercise                        Annual Rates of Stock
                          Options           to Employees in      Price         Expiration       Price Appreciation for
   Name                   Granted (#)       Fiscal Year (%)      ($/Sh)           Date          Option Term (1)
----------------------    ----------        ---------------     --------       ----------       -----------------------
                                                                                                  5%($)      10%($)
                                                                                                  -----      ------
Ryan A. Brant.........     200,000              9.6              9.875            7/31/05         545,656   1,205,757

Kelly Sumner..........      35,000              8.6              10.50            4/10/05         101,533     224,362
                            95,000                               11.00            4/10/05         288,714     637,983
                            25,000                              9.2625            5/30/05          63,976     141,371
                            25,000                               10.05             8/1/05          69,416     153,391

Paul Eibeler..........     275,000             13.2            10.1875            7/20/05         774,020   1,710,382


Larry Muller..........      20,000              7.9              11.50           11/15/04          63,545     140,417
                            95,000                               11.00             4/9/05         288,714     637,983
                            25,000                              9.2625            5/30/05          63,976     141,371
                            25,000                               10.05             8/1/05          69,416     153,391

Barry S. Rutcofsky....         --                --                --               --                --          --


James H. David Jr.....      50,000              2.4               8.25            4/13/05         113,966     251,835


      -------------
      (1) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming the Company's Common Stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment or nontransferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the Common Stock, there can be no assurance that the amounts reflected in this table will be achieved.

      The following table sets forth information concerning the value of options exercised during the fiscal year ended October 31, 2000 and the value of unexercised stock options held by the Named Executives as of October 31, 2000:

                 Aggregated Option Exercises and Year End Values

                                                      Number of Securities
                           Shares        Value             Underlying                    Value of Unexercised
                        Acquired on    Realized        Unexercised Options               In-the-Money Options
Name                    Exercise (#)      ($)         at October 31, 2000 (#)         at October 31, 2000 ($)(*)
----                    ------------   --------       -----------------------         --------------------------
                                                     Exercisable     Unexercisable   Exercisable    Unexercisable
                                                     -----------     -------------   -----------    -------------
Ryan A. Brant ......      208,400      1,784,596        200,000         10,000        512,500         69,375

Kelly Sumner .......      125,600      1,445,283        231,900         72,500        667,969        286,094

Paul Eibeler .......          ---            ---         91,666        183,334        206,249        412,502

Larry Muller .......      122,812      1,134,272         83,855         31,666        183,302         84,266

Barry S. Rutcofsky..          ---            ---        176,666         83,334        743,539        348,961

James H. David Jr...          ---            ---            ---         50,000            ---        209,375



       (*)Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the Common Stock, which was $12.4375 on October 31, 2000.

       Director Compensation

           Non-employee directors currently do not receive cash compensation for serving on the Board of Directors. Non-employee directors are eligible to receive options under the Company's 1997 Stock Option Plan. Mr. Leeds received options to purchase 12,500 shares during the year ended October 31, 2000. It is expected that non-employee directors will receive a cash fee for serving on the Board for the year ending October 31, 2001.

       Employment Agreements

           We entered into an employment agreement, as amended, with Ryan A. Brant for a five-year term commencing August 2000. The Agreement provides that Mr. Brant is entitled to receive an annual salary of $600,000 and a bonus based on our financial performance.

           We entered into an employment agreement, as amended, with Kelly Sumner for a three-year term commencing February 2001. The agreement provides that Mr. Sumner is entitled to an annual salary of $233,000 and a bonus based on our financial performance.

           We entered into an agreement, as amended, with Paul Eibeler for a three-year term commencing July 2000. The agreement provides that Mr. Eibeler is entitled to receive an annual salary of $275,000 and a bonus based on our financial performance.

           We entered into an employment agreement, as amended, with Larry Muller for a three-year term commencing January 1999. The agreement provides that Mr. Muller is entitled to receive an annual salary of $270,000 and a bonus based on our financial performance.

           We entered into an employment agreement with Barry S. Rutcofsky for a three-year term commencing July 1999. The agreement provides that Mr. Rutcofsky is entitled to receive an annual salary of $262,000 and a bonus based on our financial performance.

           We entered into an agreement, as amended, with James H. David, Jr. for a three-year term commencing April 2000. The agreement provides that Mr. David is entitled to receive an annual salary of $233,000 and a bonus based on our financial performance.

           All of the employment agreements provide that if the employment agreement is terminated under certain circumstances, including in the event of a change of control, the executive will be entitled certain severance compensation. The employment agreements also contain confidentiality and non- competition provisions.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.

           The following table sets forth certain information as of February 20, 2001, relating to the beneficial ownership of shares of Common Stock by
       (i) each person or entity who is known by the Company to own beneficially 5% or more of the outstanding Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executives and (iv) all directors and executive officers of the Company as a group.



                                         Number of Shares     Percentage of Outstanding
Name and                                of Common Stock          Common Stock
Address of Beneficial Owner(1)         Beneficially Owned(2)   Beneficially Owned
-----------------------------------    ---------------------  --------------------------
Peter M. Brant(3) ..................          2,948,749                8.9%

Broadband Solutions, Inc.(4) .......          1,669,700                5.1

Oliver R. Grace, Jr.(5) ............            781,338                2.4

Ryan A. Brant(6) ...................            547,000                1.7

Kelly Sumner(7) ....................            329,400                 *

Larry Muller(8) ....................            221,563                 *

Barry S. Rutcofsky(9) ..............            156,666                 *

Robert Flug(10) ....................            110,000                 *

Paul Eibeler(9) ....................            101,666                 *

James H. David Jr.(11) .............             26,667                 *

Don Leeds(9) .......................             12,500                 *

All directors and executive officers
  as a group (nine persons)(12) ....          2,316,799                6.9%


         ------------
(*)      Less than 1%.

(1) Unless otherwise indicated, the address of each beneficial owner is 575 Broadway, New York, New York 10012.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date of this report upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this report have been exercised.

(3) Includes 1,941,930 shares held by Brant Allen Industries Incentive Profit Sharing Plan, of which Peter M. Brant is a trustee.

(4) According to a Schedule 13G filed by Broadband Solutions, Ramy Weitz and Guy Poran have shared voting and dispositive power over the shares held. The address of Broadband Solutions is P.O. Box 3340, Tortola, British Virgin Islands.

(5) Includes: (i) 653,678 shares owned of record by Anglo American Security Fund, L.P. ("Anglo American"), of which Mr. Grace is a general partner,
         (ii) 17,960 shares issuable upon the exercise of options owned by Anglo American, (iii) 88,913 shares owned by an affiliated entity and (iv) 20,787 shares issuable upon the exercise of options owned by Mr. Grace.

(6)      Includes 10,000 shares issuable upon the exercise of options.

(7)      Includes 241,900 shares issuable upon the exercise of options.

(8)      Includes 133,855 shares issuable upon the exercise of options.

(9)      Represents shares issuable upon the exercise of options.

(10) Includes 48,500 shares held by S.L. Danielle, Inc. and 10,000 shares of Common Stock issuable upon the exercise of options.

(11)     Includes 16,667 shares issuable upon the exercise of options.

(12)     Includes 780,753 shares issuable upon the exercise of options.

   Item 13.  Certain Relationships and Related Transactions.

     Our principal executive and administrative office, located at 575 Broadway, New York, New York, is approximately 13,300 square feet of office space under a five-year lease with 575 Broadway Corporation, a company controlled by Peter M. Brant, the father of Ryan A. Brant. We pay rent of $410,000 per annum. We believe that the terms of the lease are no less favorable than those that could have been obtained from an unaffiliated party.