Form 10-Q
period 2001-01-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2001-03-19
CIK 946581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

As of March 5, 2001, there were 33,037,939 shares of the registrant's Common Stock outstanding.

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
                         QUARTER ENDED JANUARY 31, 2001

                                      INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Condensed Balance Sheets - As of  January 31, 2001 and October 31, 2000 (unaudited)         1

            Consolidated Condensed Statements of Operations - For the three
                months ended January 31, 2001 and 2000 (unaudited)                                                   2

            Consolidated Condensed Statements of Cash Flows - For the three
                months ended January 31, 2001 and 2000 (unaudited)                                                   3

            Consolidated Condensed Statements of Stockholders' Equity - For the
                year ended October 31, 2000 and the three months ended January
                31, 2000 (unaudited)                                                                                 4

            Notes to Consolidated Condensed Financial Statements                                                     5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of  Operations                   10

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                        16

Item 2.     Changes in Securities                                                                                    16

Item 4.     Submission of Matters to a Vote of Security Holders                                                      16

Item 6.     Exhibits and Reports on Form 8-K                                                                         16

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of  January 31, 2001 and  October 31, 2000 (unaudited)
(In thousands)
--------------------------------------------------------------------------------

                                ASSETS                                        January 31, 2001         October 31, 2000
                                                                          -----------------------   ----------------------
Current assets
    Cash and cash equivalents                                              $               13,658   $               5,245
    Accounts receivable, net
         of allowances of $10,366 and $9,102                                              132,165                 134,877
    Inventories, net                                                                       46,730                  44,922
    Prepaid royalties                                                                      22,860                  19,721
    Prepaid expenses and other current assets                                              11,920                   6,551
    Investments                                                                             1,990                   2,926
    Deferred tax asset                                                                        666                     666
                                                                           -----------------------  ----------------------
         Total current assets                                                             229,989                 214,908

Fixed assets, net                                                                           6,082                   5,260
Prepaid royalties                                                                           1,609                   1,303
Capitalized software development costs, net                                                 9,937                   9,613
Investments                                                                                24,403                  28,487
Intangibles, net                                                                          114,825                  90,505
Other assets, net                                                                           2,553                   1,565
                                                                           -----------------------  ----------------------
         Total assets                                                      $              389,398   $             351,641
                                                                           =======================  ======================

                      LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                       62,720   $              47,972
    Accrued expenses                                                                       23,567                  19,357
    Lines of credit, current portion                                                       82,093                  84,605
    Current portion of capital lease obligation                                                99                      89
                                                                           -----------------------  ----------------------
         Total current liabilities                                                        168,479                 152,023

Loan payable, net of discount                                                              12,415                  12,268
Notes payable                                                                                 651                       -
Capital lease obligation, net of current portion                                              328                     348
                                                                           -----------------------  ----------------------
         Total liabilities                                                                181,873                 164,639
                                                                           -----------------------  ----------------------

Stockholders' equity
    Common stock, par value $.01 per share; 50,000,000 shares authorized;
       32,968,222 and 31,172,866 shares issued and outstanding                                330                     312
    Additional paid-in capital                                                            172,392                 157,738
    Deferred compensation                                                                       -                      (5)
    Retained earnings                                                                      51,115                  43,365
    Accumulated other comprehensive loss                                                  (16,312)                (14,408)
                                                                           -----------------------  ----------------------
         Total stockholders' equity                                                       207,525                 187,002
                                                                           -----------------------  ----------------------
         Total liabilities and stockholders' equity                        $              389,398   $             351,641
                                                                           =======================  ======================

   The accompanying notes are an integral part of the consolidated condensed financials statements. Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three months ended January 31, 2001 and 2000 (unaudited)
(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                     Three months ended January 31,
                                                                                       2001                   2000
                                                                               ---------------------- ---------------------
Net sales                                                                       $            131,226  $            122,890
Cost of sales                                                                                 88,222                86,274
                                                                               ---------------------- ---------------------
       Gross profit                                                                           43,004                36,616
                                                                               ---------------------- ---------------------

Operating expenses
    Selling and marketing                                                                     12,814                15,276
    General and administrative                                                                10,511                 9,295
    Research and development costs                                                             1,400                 1,625
    Depreciation and amortization                                                              3,014                 1,403
                                                                               ---------------------- ---------------------
       Total operating expenses                                                               27,739                27,599

       Income from operations                                                                 15,265                 9,017

Interest expense                                                                               2,930                 1,506
                                                                               ---------------------- ---------------------

       Income before equity in loss of affiliate and income taxes                             12,335                 7,511

Equity in loss of affiliate                                                                        -                   156
                                                                               ---------------------- ---------------------
       Income  before income taxes                                                            12,335                 7,355

Provision for income taxes                                                                     4,585                 2,568
                                                                               ---------------------- ---------------------
       Net income                                                               $              7,750   $             4,787
                                                                               ====================== =====================
Per share data:
    Basic:
       Weighted average common shares outstanding                                         32,347,040            23,199,395
                                                                               ====================== =====================

                                                                               ---------------------- ---------------------
       Net income per share                                                     $                0.24 $                0.21
                                                                               ====================== =====================

    Diluted:
       Weighted average common shares outstanding                                         32,958,908            24,477,933
                                                                               ====================== =====================

                                                                               ---------------------- ---------------------
       Net income per share                                                     $               0.24  $               0.20
                                                                               ====================== =====================


   The accompanying notes are an integral part of the consolidated condensed financials statements. Certain amounts have been reclassified for comparative purposes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the three months ended January 31, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

(In thousands, except share information)

                                                                                   Three months ended January 31,
                                                                                   ------------------------------
                                                                                      2001            2000
                                                                                   ------------    ------------
Cash flows from operating activities:
   Net income                                                                      $     7,750     $     4,787
   Adjustment to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                       3,014           1,403
     Loss on disposal of fixed assets                                                        -               2
     Equity in loss of affiliate                                                             -             156
     Provision for doubtful accounts                                                     1,252              29
     Provision for inventory                                                                12              10
     Amortization of various expenses and discounts                                        263             110
     Tax benefit from exercise of stock options                                             68             403
     Changes in operating assets and liabilities, net of effects of acquisitions:
       Decrease in accounts receivable                                                  10,023          13,332
       Decrease (increase) in inventories, net                                           1,990          (4,669)
       Increase in prepaid royalties                                                    (3,445)         (9,547)
       Increase in prepaid expenses and other current assets                            (4,001)         (2,817)
       Increase in capitalized software development costs                                 (325)           (993)
       Increase (decrease) in accounts payable                                           2,300         (14,398)
       Increase in accrued expenses                                                      2,431           7,116
                                                                                   ------------    ------------
              Net cash provided by (used in) operating activities                       21,332          (5,076)
                                                                                   ------------    ------------

Cash flows from investing activities:
   Purchase of fixed assets                                                             (1,333)           (890)
   Other investment                                                                          -          (4,000)
   Acquisitions, net of cash acquired                                                   (4,300)              -
   Additional cash paid for prior acquisition                                                -            (459)
                                                                                   ------------    ------------
              Net cash used in investing activities                                     (5,633)         (5,349)
                                                                                   ------------    ------------

Cash flows from financing activities:
   Net (repayments) borrowings under lines of credit                                    (9,152)         18,472
   Repayment on notes payable                                                                -             (89)
   Proceeds from exercise of stock options and warrants                                  1,195           1,950
   Repayment of capital lease obligation                                                   (10)            (21)
                                                                                   ------------    ------------
              Net cash (used in) provided by financing activities                       (7,967)         20,312
                                                                                   ------------    ------------

Effect of foreign exchange rates                                                           681          (1,006)
                                                                                   ------------    ------------

              Net increase in cash for the period                                        8,413           8,881
Cash and cash equivalents, beginning of the period                                       5,245          10,374
                                                                                   ------------    ------------
Cash and cash equivalents, end of the period                                       $    13,658     $    19,255
                                                                                   ============    ============


Supplemental disclosure of non-cash investing activities:
   Issuance of common stock in connection with prior acquisition                   $         -     $       161
                                                                                   ============    ============
   Gathering purchase option                                                       $         -     $       872
                                                                                   ============    ============
During the quarter ended January 31, 2000, the Company paid $458,817 in cash and issued $161,140 in stock related to a prior period acquisition.
   Such payments were capitalized and recorded as Goodwill.

Supplemental information on businesses acquired:
   Fair value of assets acquired
     Cash                                                                          $         -     $         -
     Accounts receivables, net                                                           8,560               -
     Inventories, net                                                                    3,810               -
     Prepaid expenses and other assets                                                      34               -
     Property and equipment, net                                                           286               -
     Intangible asset                                                                    8,105               -
     Goodwill                                                                           38,391               -
   Less, liabilities assumed
     Line of credit                                                                     (6,641)              -
     Accounts payable                                                                  (12,447)              -
     Accrued expenses                                                                   (1,780)              -
     Other current liabilities                                                            (651)              -
     Stock issued                                                                      (13,380)              -
     Value of asset recorded                                                           (19,829)              -
     Direct transaction costs                                                             (158)              -
                                                                                   ------------    ------------
Cash paid                                                                                4,300               -
   Less, cash acquired                                                                       -               -
                                                                                   ------------    ------------
Net cash paid                                                                      $     4,300     $         -
                                                                                   ============    ============

         The accompanying notes are an integral part of the consolidated condensed financial statements. Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated Condensed Statements of Stockholders' Equity
For the year ended October 31, 2000 and the three months ended January 31, 2001 (unaudited)
--------------------------------------------------------------------------------
(In thousands)

                                                                        Common Stock
                                                                   ----------------------    Additional      Deferred      Retained
                                                                     Shares     Amont      Paid-in Capital  Compensation   Earnings
                                                                   ----------  ----------  ---------------  ------------  ---------


                                                                               C>
Balance, November 1, 1999                                             23,086         231         67,345            (48)      18,402
Issuance of compensatory stock options                                     -           -             55              -            -
Proceeds from exercise of stock options and warrants                   1,373          13          6,908              -            -
Amortization of deferred compensation                                      -           -              -             43            -
Issuance of common stock in connection with acquisitions               4,222          43         55,218              -            -
Issuance of common stock in connection with private placements,
    net of issuance costs                                              2,422          24         21,261              -            -
Issuance of warrants in connection with a debt financing                   -           -          2,927              -            -
Issuance of common stock in lieu of repayment of debt                    168           2          2,528              -            -
Retirement of common stock                                               (98)         (1)        (1,249)             -            -
Tax benefit in connection with the exercise of stock options               -           -          2,745              -            -
Foreign currency translation adjustment                                    -           -              -              -            -
Net unrealized loss on investments                                         -           -              -              -            -
Net income                                                                 -           -              -              -       24,963
                                                                   ----------  ----------  -------------  ------------- -----------

Balance, October 31, 2000                                             31,173   $     312   $    157,738    $        (5) $    43,365
Proceeds from exercise of stock options and warrants                     360           4          1,191              -            -
Amortization of deferred compensation                                      -           -              -              5            -
Issuance of common stock in connection with acquisitions               1,436          14         13,395              -            -
Tax benefit in connection with the exercise of stock options               -           -             68              -            -
Foreign currency translation adjustment                                    -           -              -              -            -
Net unrealized loss on investments                                         -           -              -              -            -
Net income                                                                 -           -              -              -        7,750
                                                                   ----------  ----------  -------------  ------------- -----------
Balance, January 31, 2001                                             32,969   $     330   $    172,392    $         -  $    51,115
                                                                   ==========  ==========  =============  ============= ===========

                                                                    Accumulated
                                                                       Other
                                                                    Comprehensive                   Comprehensive
                                                                    Income (Loss)       Total       Income (Loss)
                                                                  -------------   --------------  -------------

Balance, November 1, 1999                                                 (827)          85,103         15,512
Issuance of compensatory stock options                                       -               55              -
Proceeds from exercise of stock options and warrants                         -            6,921              -
Amortization of deferred compensation                                        -               43              -
Issuance of common stock in connection with acquisitions                     -           55,261              -
Issuance of common stock in connection with private placements,
    net of issuance costs                                                    -           21,285              -
Issuance of warrants in connection with a debt financing                     -            2,927              -
Issuance of common stock in lieu of repayment of debt                        -            2,530              -
Retirement of common stock                                                   -           (1,250)             -
Tax benefit in connection with the exercise of stock options                 -            2,745              -
Foreign currency translation adjustment                                 (9,014)          (9,014)        (9,014)
Net unrealized loss on investments                                      (4,567)          (4,567)        (4,567)
Net income                                                                   -           24,963         24,963
                                                                  -------------   --------------  -------------
Balance, October 31, 2000                                          $   (14,408)     $   187,002    $    11,382
Proceeds from exercise of stock options and warrants                         -            1,195              -
Amortization of deferred compensation                                        -                5              -
Issuance of common stock in connection with acquisitions                     -           13,409              -
Tax benefit in connection with the exercise of stock options                 -               68              -
Foreign currency translation adjustment                                    681              681            681
Net unrealized loss on investments                                      (2,585)          (2,585)        (2,585)
Net income                                                                   -            7,750          7,750
                                                                  -------------   --------------     ----------
Balance, January 31, 2001                                          $   (16,312)     $   207,525    $     5,846
                                                                  =============   ==============     ==========

         The accompanying notes are an integral part of the consolidated condensed financials statements. Certain amounts have been reclassified for comparative purposes

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

         Notes to Unaudited Consolidated Condensed Financial Statements

1.       Organization

Take-Two Interactive Software, Inc. (the "Company") is a leading global developer, publisher and distributor of interactive software games designed for PCs and video game console platforms.

2. Significant Accounting Policies and Transactions

Basis of Presentation

The unaudited Consolidated Condensed Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

Risk and Uncertainties

The Company's revenues are primarily derived from software publishing and distribution activities, which are subject to increasing competition, rapid technological change and evolving consumer preferences, often resulting in the frequent introduction of new products and short product lifecycles. Accordingly, the Company's profitability and growth prospects depend upon its ability to continually acquire, develop and market new, commercially successful software products and obtain adequate financing, if required. If the Company fails to continue to acquire, develop and market commercially successful software products, its operating results and financial condition could be materially adversely affected in the near future.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties, capitalized software development costs and other intangibles and investments, valuation of inventories and the adequacy of allowances for returns and doubtful accounts. Actual amounts could differ significantly from these estimates.

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

Prepaid Royalties and Capitalized Software Development Costs

The Company's agreements with licensors and developers generally require it to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are amortized at the contractual royalty rate as cost of sales based on actual net product sales. The Company continually evaluates the future realization of prepaid royalties, and charges to cost of sales any amount that management deems unlikely to be realized at the contractual royalty rate. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. For the three months ended January 31, 2001 and 2000, no prepaid royalties were written down to estimated net realizable value. Amortization of prepaid royalties amounted to $3,158,000 and $2,850,000 for the three months ended January 31, 2001 and 2000, respectively.

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs is based on the greater of the proportion of current year sales to total estimated sales commencing with the title's release or the straight line method. The Company continually evaluates the recoverability of capitalized costs. For the three months ended January 31, 2001, no capitalized software costs were written off. For the three months ended January 31, 2000, capitalized software costs were written down by $9,000 to estimated net realizable value. Amortization of capitalized software costs amounted to $893,000 and $69,000 for the three months ended January 31, 2001 and 2000, respectively.

Revenue Recognition

Distribution revenue is derived from the sale of third-party software products and hardware and is recognized when the ownership and risk of loss pass to customers. Distribution revenue was $72,634,000 and $60,664,000 for the three months ended January 31, 2001 and 2000, respectively. Publishing revenue is derived from the sale of internally developed software products or from the sale of products licensed from third-party developers and is recognized when the ownership and risk of loss pass to customers. Publishing revenue was $58,592,000 and $62,226,000 for the three months ended January 31, 2001 and 2000, respectively.

The Company's distribution arrangements with customers generally do not give them the right to return products; however, the Company accepts product returns for stock balancing or defective products. In addition, the Company sometimes negotiates accommodations to customers, including price discounts, credits and product returns, when demand for specific products fall below expectations. The Company's publishing arrangements require the Company to accept product returns. The Company establishes a reserve for future returns based primarily on its return policies, markdown allowances and historical return rates, and recognizes revenues net of product returns. Returns and allowances for the three months ended January 31, 2001 and 2000 were $9,187,000 and $7,644,000, respectively.

Recently Issued Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of this pronouncement are effective for the fourth quarter of the fiscal year ended October 31, 2001, but must be retroactively applied to the beginning of the fiscal year. The Company has currently adopted SAB 101 and it has not had a material impact on the Company's results of operations.

3. Income Taxes

The provisions for income taxes for the three months ended January 31, 2001 and 2000 are based on the Company's estimated annualized tax rate for the respective years after giving effect to the utilization of available tax credits and tax planning opportunities.

4. Net Income per Share

The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the three months ended January 31, 2001 and 2000.

                                                       Net                                Per Share
                                                      Income            Shares              Amount
                                                  ---------------  ---------------  -------------------
  (in thousands, except per share data)
Three Months Ended January 31, 2001:

  Basic                                            $       7,750       32,347,040     $           .24
  Effect of dilutive securities - Stock options
     and warrants
                                                               -          611,868                   -
                                                   ---------------  ---------------  -------------------
  Diluted                                          $       7,750       32,958,908     $           .24
                                                   ===============  ===============  ===================

Three Months Ended January 31,2000
  Basic                                            $       4,787       23,199,395     $           .21
  Effect of dilutive securities - Stock options
     and warrants                                              -        1,278,538                (.01)
                                                   ---------------  ---------------  -------------------
  Diluted                                          $       4,787       24,477,933     $           .20
                                                   ===============  ===============  ===================

The January 31, 2001 computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive.

5. Acquisitions

In connection with the sale of Toga Holdings to Gameplay.com plc ("Gameplay") in October 2000, the Company entered into a joint exploitation agreement with Gameplay. Pursuant to the joint exploitation agreement, in January 2001, the Company completed the acquisition of Neo Software

Produktions GMBH ("Neo"), a software developer based in Austria and assumed net liabilities of approximately $808,000.

In November 2000, the Company acquired all of the outstanding capital stock of VLM Entertainment Group, Inc. ("VLM"), a company engaged in the distribution of third-party software products. In connection with this transaction, the Company paid the former stockholders of VLM $2 million in cash and issued 875,000 shares of its common stock and assumed liabilities of approximately $7.6 million. In addition, all of the former stockholders of VLM may receive up to an aggregate of 100,000 shares based on the future financial performance of VLM. In connection with this transaction, the Company recorded an intangible asset of approximately $17.7 million on a preliminary basis.

The acquisitions have been accounted for as a purchase. The unaudited Consolidated Condensed Statement of Operations includes the operating results of each business from the date of acquisition.

The following unaudited pro forma results below assumes the acquisitions of VLM and Neo occurred on November 1, 1999 (in thousands, except per share data),

                                         Three Months         Three Months
                                            Ended                Ended
                                       January 31, 2001     January 31, 2000
                                       ----------------     ----------------
Net Sales                                $      135,391       $     134,455
Net Income                                        7,364               4,312
Net Income per share (basic)                       0.22                0.18
Net Income per share (fully diluted)               0.22                0.17

In December 2000, the Company acquired the exclusive worldwide publishing rights to the franchise of Duke Nukem PC and video games, including the PC, console and sequel rights to Duke Nukem Forever. In connection with the transaction, the Company paid $2.3 million in cash and issued 557,103 shares of its common stock and assumed liabilities of $400,000. In addition, the Company is contingently liable to make a further payment of $6 million upon delivery of the gold master of Duke Nukem Forever. The Company recorded an intangible asset of $8.1 million related to this transaction on a preliminary basis.

6.       Investments

Investments are comprised of equity securities and are classified as current and non-current assets. Investments are accounted for under the average cost method as "available-for-sale" in accordance with Statement of Financial Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Investments are stated at fair value, with unrealized appreciation (loss) reported as a separate component of accumulated other comprehensive income
(loss) in stockholders' equity.

As of January 31, 2001, investments consist of (in thousands):

                                        Current              Non Current
                                  --------------------  ---------------------
         Average cost                       $   2,943             $   30,602
         Unrealized losses                      (953)                (6,199)
                                  --------------------  ---------------------
         Fair value                          $  1,990             $   24,403
                                  ====================  =====================

7.       Subsequent Events

In February 2001, Take-Two Interactive Software Europe Limited ("TTE") entered into a credit facility agreement with Lloyds TSB Bank plc ("Lloyds") under which Lloyds agreed to make available borrowings of up to $25,000,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank's base rate, and are guaranteed by the Company. The credit facility expires in December 2001 and replaces the credit line TTE previously had with Barclay's Bank.

In February 2001, certain stockholders of the Company exchanged 739,212 shares of the Company's Common Stock for 6,318,703 shares of Gameplay stock having an equivalent value.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement: The Company makes statements in this report that are considered forward looking statements under federal securities laws. Such forward looking statements are based on the beliefs of management as well as assumptions made by and information currently available to them. The words "expect," "anticipate," "believe," "may," "estimate," "intend" and similar expressions are intended to identify such forward looking statements. Forward looking statements involve risks, uncertainties and assumptions including, but not limited to: risks associated with future growth and operating results; the Company's ability to continue to successfully manage growth and integrate the operations of acquired businesses; the availability of adequate financing to fund periodic cash flow shortages; credit risks; seasonal factors; inventory obsolescence; technological change; competitive factors; product returns; failure of retailers to sell-through the Company's products; the timing of the introduction and availability of new hardware platforms; market and industry factors adversely affecting the carrying value of the Company's assets; and unfavorable general economic conditions, any or all of which could have a material adverse effect on the Company's business, operating results and financial condition. Actual operating results may vary significantly from such forward looking statements.

Overview

The Company is a leading global developer, publisher and distributor of interactive software games. The Company's software operates on PCs and video game consoles manufactured by Sony, Nintendo and Sega. The following table sets forth the percentages of publishing revenues derived from sales of titles for specific platforms during the periods indicated:

                                          Three Months Ended
                                              January 31
                                --------------------------------------
     Platform                         2001                   2000
     ---------                        ----                   ----
     PC.......................        34.1%                  29.1%
     Sony PlayStation 2.......        41.2                     --
     Sony PlayStation.........        11.0                   44.1
     Nintendo GameBoy.........         4.0                    7.1
     Nintendo 64..............          --                    6.4
     Sega Dreamcast...........         3.2                    4.3
     Accessories..............         6.5                    9.0
                                -------------------    ---------------
                                     100.0%                 100.0%

Revenue Recognition. The Company's principal sources of revenues are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software or software licensed from third parties. Distribution revenues are derived from the sale of third-party software and hardware. Publishing activities generally generate higher margins than distribution activities, with sales of PC software resulting in higher margins than sales of CDs or cartridges designed for video game consoles. The Company recognizes revenue from software sales when product ownership and risk of loss pass to customers.

Return and Reserves. The Company's arrangements with customers for published titles require it to accept returns for stock balancing, markdowns or defects. The Company establishes a reserve for future returns of published titles based primarily on its return policies and historical return rates, and recognizes revenues net of returns. The Company's distribution arrangements with customers generally do not give them the right to return titles or to cancel firm orders. However, the Company sometimes accepts returns for stock balancing and negotiates accommodations to customers, which includes price discounts, credits and returns, when demand for specific titles fall below expectations. The Company's sales returns and allowances for the three months ended January 31, 2001 and 2000 were $9,187,000 and $7,644,000, respectively. At January 31, 2001, the Company's reserve against accounts receivable for returns, customer accommodations and doubtful accounts was approximately $10,366,000. If future returns significantly exceed the Company's reserves, the Company's operating results would be adversely affected.

Capitalized Costs. The Company's agreements with licensors and developers generally require it to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are amortized at the contractual royalty rate as cost of sales based on actual net sales. At January 31, 2001, the Company had prepaid royalties of $24,469,000. The Company also capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs is based on the greater of the proportion of current year sales to total estimated sales commencing with the title's release or the straight line method. At January 31, 2001, the Company had capitalized software development costs of $9,937,000. The Company continually evaluates the recoverability of capitalized costs. If the Company were required to write-off these payments or costs to a material extent in future periods, the Company's results of operations would be adversely affected.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations:

                                                       Three Months Ended
                                                           January 31,
                                                  ------------------------------
                                                      2001             2000
                                                      -----            -----
Net Sales ....................................        100.0%           100.0%
Cost of Sales ................................         67.2             70.2
Selling and Marketing ........................          9.8             12.4
General and Administrative ...................          8.0              7.6
Research and Development Costs ...............          1.1              1.3
Depreciation and Amortization ................          2.3              1.1
Interest Expense .............................          2.2              1.2
Income Taxes .................................          3.5              2.1
Net Income ...................................          5.9              3.9

Three Months Ended January 31, 2001 and 2000

Net Sales. Net sales increased by $8,336,000, or 6.8%, to $131,226,000 for the three months ended January 31, 2001 from $122,890,000 for the three months ended January 31, 2000. The increase in net sales was primarily attributable to the Company's expanded distribution operations. Distribution revenues increased by $11,970,000, or 19.7%, to $72,634,000 for the three months ended January 31, 2001 from $60,664,000 for the three months ended January 31, 2000. This increase was primarily attributable to the acquisition of VLM. Publishing revenues decreased by $3,634,000, or 5.8%, to $58,592,000 for the three months ended January 31, 2001 from $62,226,000 for the three months ended January 31, 2000. This decrease was primarily attributable to a decrease in European publishing activities during the quarter. For the three months ended January 31, 2001, publishing and distribution activities accounted for approximately 44.6% and 55.4%, respectively, of net sales. For this period, software products designed for PC and video game console platforms accounted for approximately 34.1% and 59.4%, respectively, of the Company's net sales.

Cost of Sales. Cost of sales increased by $1,948,000, or 2.3%, to $88,222,000 for the three months ended January 31, 2001 from $86,274,000 for the three months ended January 31, 2000. This increase was primarily a result of the expanded scope of the Company's operations. Cost of sales as a percentage of net sales decreased from 70.2% to 67.2% primarily due to the increased sale of higher margin budget products. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and Marketing. Selling and marketing expenses decreased by $2,462,000, or 16.1%, to $12,814,000 for the three months ended January 31, 2001 from $15,276,000 for the three months ended January 31, 2000. Selling and marketing expenses as a percentage of net sales decreased to 9.8% for the three months ended January 31, 2001 from 12.4% for the three months ended January 31, 2000. The decrease in both absolute dollars and as a percentage of net sales was primarily attributable to higher expenses incurred in the prior comparable quarter in connection with the Company's release of GTA2. In addition, the decrease generally reflects the Company's continued efforts to achieve cost efficiencies.

General and Administrative. General and administrative expenses increased by $1,216,000, or 13.1%, to $10,511,000 for the three months ended January 31, 2001 from $9,295,000 for the three months ended January 31, 2000. General and administrative expenses as a percentage of net sales increased to 8.0% for the three months ended January 31, 2001 from 7.6% for the three months ended January 31, 2000. This increase in both absolute dollars and as a percentage of net sales was primarily attributable to salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations.

Research and Development. Research and development costs decreased by $225,000 to $1,400,000 for the three months ended January 31, 2001 from $1,625,000 for the three months ended January 31, 2000. Research and development costs as a percentage of net sales remained relatively constant.

Depreciation and Amortization. Depreciation and amortization expense increased by $1,611,000 or 114.8%, to $3,014,000 for the three months ended January 31, 2001 from $1,403,000 for the three months ended January 31, 2000. The increase was primarily due to the amortization of intangible assets from acquisitions.

Interest Expense. Interest expense increased by $1,424,000 or 94.6%, to $2,930,000 for the three months ended January 31, 2001 from $1,506,000 for the three months ended January 31, 2000. The increase resulted from increased bank borrowings.

Income Taxes. Income taxes increased by $2,017,000, or 78.5% to $4,585,000 for the three months ended January 31, 2001 from $2,568,000 for the three months ended January 31, 2000. Income taxes as a percentage of net sales increased to 3.5% for the three months ended January 31, 2001 from 2.1% for the three months ended January 31, 2000. The increase in both absolute dollars and as a percentage of net sales resulted from increased pre-tax income and previous utilization of net operating loss carryforwards.

As a result of the foregoing, the Company achieved net income of $7,750,000 for the three months ended January 31, 2001, as compared to net income of $4,787,000 for the three months ended January 31, 2000.

Liquidity and Capital Resources

The Company's primary capital requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically financed its operations primarily through the issuance of debt and equity securities and bank borrowings. At January 31, 2001, the Company had working capital of $61,510,000 as compared to working capital of $62,885,000 at October 31, 2000.

The Company's cash and cash equivalents increased $8,413,000, to $13,658,000 at January 31, 2001, from $5,245,000 at October 31, 2000. The increase is primarily attributable to $21,332,000 of cash provided by operating activities, partially offset by $5,633,000 used in investing activities and $7,967,000 used in financing activities.

Net cash provided by operating activities for the three months ended January 31, 2001 was $21,332,000 compared to net cash used in operating activities of $5,076,000 for the three months ended January 31, 2000. The increase in net cash was primarily attributable to increased net income and decreased inventories and accounts receivable as well as by an increase in accounts payable. Net cash used in investing activities for the three months ended January 31, 2001 was $5,633,000 as compared to net cash used in investing activities of $5,349,000 for the three months ended January 31, 2000. Net cash used in investing activities reflects the Company's continued investment in product development and acquisition activities. Net cash used in financing activities for the three months ended January 31, 2001 was $7,967,000 as compared to net cash provided by financing activities of $20,312,000 for the three months ended January 31, 2000. The increase in net cash used in financing activities was primarily attributable to the repayment of indebtedness.

In December 1999, the Company's subsidiary, TTE, entered into a line of credit agreement with Barclays' Bank. The line of credit provided for borrowings of up to $25,000,000. The outstanding balance and available credit under the revolving line of credit was $14,064,000 and $134,000, respectively, as of January 31, 2001. In February 2001, TTE entered into a credit facility agreement with Lloyds TSB Bank plc ("Lloyds") under which Lloyds agreed to make available borrowings of up to $25,000,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank's base rate, and are guaranteed by the Company. The credit facility expires in December 2001 and replaces the credit line with Barclays' Bank.

In December 1999, the Company entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent, which currently provides for borrowings of up to $90,000,000 (decreasing to $75,000,000 in March 2001). Thereafter, the Company may increase the credit line to up to $85,000,000 subject to certain conditions. Interest accrues on such advances at the bank's prime rate plus 0.5% or at LIBOR plus 2.5%. Borrowings under the line of credit are collaterized by all of the Company's assets. In addition to certain financial covenants, the loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens or incurring additional indebtness. The line of credit expires on December 7, 2002. The outstanding balance and available credit under the revolving line of credit was $68,029,000 and $9,225,000, respectively, as of January 31, 2001.

In July 2000, the Company entered into a subordinated loan agreement with Finova Mezzanine Capital Inc. under which the Company borrowed $15,000,000 evidenced by a five-year promissory note bearing interest at the rate of 12.5% per annum, payable monthly. In connection with the loan, the Company issued to Finova warrants to purchase 451,747 shares of common stock at an exercise price of $11.875 per share.

The Company's accounts receivable, less an allowance for doubtful accounts and returns of $10,366,000, at January 31, 2001 was $132,165,000. No single customer accounted for more than 10% of the receivable balance at January 31, 2001. Most of the Company's receivables are covered by insurance and generally the Company has been able to collect its receivables in the ordinary course of business. The Company's sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. The Company does not hold any collateral to secure payment from customers. As a result, the Company is subject to credit risks, particularly in the event that any of the receivables represent sales to a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect its accounts receivable as they become due and such accounts are not covered by insurance, the Company's liquidity and working capital position would be materially adversely affected.

The Company expects to incur costs and expenses of approximately $2.0 million during fiscal 2001 in connection with software and hardware upgrades to the Company's accounting systems. In addition, the Company expects to finance approximately $2.0 million to purchase new warehouse and office facilities for Jack of All Games in New York. Other than the foregoing, the Company has no material commitments for capital expenditures.

Based on its currently proposed operating plans and assumptions, the Company believes that projected revenues from operations and available cash resources, including amounts available under its line of credit, will be sufficient to satisfy its cash requirements for the reasonably foreseeable future. Future expansion activities, however, may require additional financing, and there can be no assurance that any such financing will be available to the Company on reasonable terms or at all.

Fluctuations in Operating Results and Seasonality

The Company has experienced fluctuations in quarterly operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of the Company's titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by the Company's competitors; product returns; changes in pricing policies by the Company and its competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of the Company's titles are also seasonal, with peak shipments typically occurring in the fourth calendar quarter (the fourth and first fiscal quarters) as a result of increased demand for titles during the holiday season. Accordingly, quarterly comparisons of operating results are not necessarily indicative of future operating results.

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of the Company's revenues. For the three months ended January 31, 2001, and 2000, sales in international markets accounted for approximately 21.4% and 33.9%, respectively, of the Company's revenues. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results.

Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risks in the ordinary course of its business, primarily risks associated with interest rate and foreign currency fluctuations and possible impairment of the carrying values of the Company's investments.

Historically, fluctuations in interest rates have not had a significant impact on the Company's operating results. At January 31, 2001, the Company had $82,093,000 in outstanding variable rate indebtedness. A hypothetical 1% increase in the interest rate of the Company's variable rate debt would increase annual interest expense by approximately $821,000 as of January 31, 2001.

The Company transacts business in foreign currencies and is exposed to risk resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended January 31, 2001, the Company's foreign currency translation adjustment gain was $681,000. A hypothetical 10% change in applicable currency exchange rates at January 31, 2001 would result in a material translation adjustment. The Company purchases currency forward contracts to a limited extent to seek to minimize the Company's exposure to fluctuations in foreign currency exchange rates.

In addition, the Company may be exposed to risk of loss associated with fluctuations in the value of its investments. The Company's investments are stated at fair value, with net unrealized appreciation and loss included as a separate component of stockholders' equity. At January 31, 2001, the Company's investments had an aggregate fair market value of $26,393,000. The Company recorded an unrealized loss of $7,152,000 that is included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. The Company regularly reviews the carrying values of its investments to identify and record impairment losses when events or circumstances indicate that such investments may be permanently impaired. As of January 31, 2001, no such impairment has been recorded. The Company's principal investments are in the Internet industry, which are subject to significant fluctuations in their market value due to stock market volatility, and a substantial portion of such investments are recorded as long-term investments.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not involved in any material legal proceedings.

Item 2.  Changes in Securities

From November 2000 to January 2001, 335,500 options from the 1997 Stock Option Plan and 382,500 non-plan options were granted at exercise prices ranging from $8.625 to $12.375.

In November 2000, the Company issued 875,000 shares of the Company's Common Stock in connection with the acquisition of VLM.

In December 2000, the Company issued 557,103 shares of the Company's Common Stock in connection with the acquisition of the rights to the Duke Nukem product franchise.

In connection with the above securities issuances, the Company relied on Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on November 27, 2000. At the Annual Meeting, Ryan A. Brant, Kelly Sumner, Barry Rutcofsky, Oliver R. Grace, Jr., Robert Flug and Don Leeds were elected as directors by a vote of 22,179,676 for and 470,166 against. In addition, the stockholders voted 21,069,489 for and 1,534,694 against, with 45,659 abstentions, to increase the number of shares of Common Stock available under the Company's 1997 Stock Option Plan from 3,500,000 to 5,000,000.

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

Take-Two Interactive Software, Inc.


By: /s/ Ryan A. Brant                                  Dated: March 16, 2001
    -----------------------------
    Ryan A. Brant
    Chairman

By: /s/ James H. David Jr.                             Dated: March 16, 2001
    -----------------------------
    James H. David Jr.
    Chief Financial Officer
    (Principal Financial Officer)