Form 10-Q
period 2001-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2001-06-08
CIK 946581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended April 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

As of June 4, 2001, there were 34,077,834 shares of the registrant's Common Stock outstanding.

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
                          QUARTER ENDED APRIL 30, 2001



                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets - As of  April 30, 2001 and October 31, 2000 (unaudited)                        1

         Consolidated Condensed Statements of Operations - For the three months ended April 30, 2001 and 2000
              and the six months ended April 30, 2001 and 2000 (unaudited)                                                     2

         Consolidated Condensed Statements of Cash Flows - For the six months ended April 30, 2001 and 2000 (unaudited)        3

         Consolidated Condensed Statements of Stockholders' Equity - For the year ended October 31, 2000 and the six
             months ended April 30, 2001 (unaudited)                                                                           4

         Notes to Consolidated Condensed Financial Statements                                                                  5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of  Operations                               11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                           18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                    20

Item 2.  Changes in Securities                                                                                                20

Item 6.  Exhibits and Reports on Form 8-K                                                                                     20


TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of April 30, 2001 and October 31, 2000 (unaudited)
(In thousands, except share data)
--------------------------------------------------------------------------------


ASSETS:                                                                          April 30, 2001        October 31, 2000
                                                                                 ---------------        ---------------
Current assets:
     Cash and cash equivalents                                                   $         6,886        $         5,245
     Accounts receivable, net of allowances of $15,200 and $9,102                        104,219                134,877
     Inventories, net                                                                     48,454                 44,922
     Prepaid royalties                                                                    25,479                 19,721
     Prepaid expenses and other current assets                                            14,460                  6,551
     Investments                                                                           1,714                  2,926
     Deferred tax asset                                                                    8,345                    666
                                                                                 ---------------        ---------------
             Total current assets                                                        209,557                214,908

Fixed assets, net                                                                          8,606                  5,260
Prepaid royalties                                                                          3,828                  1,303
Capitalized software development costs, net                                                9,753                  9,613
Investments                                                                                5,078                 28,487
Intangibles, net                                                                         114,729                 90,505
Other assets, net                                                                          1,840                  1,565

                                                                                 ---------------        ---------------
             Total assets                                                        $       353,391        $       351,641
                                                                                 ===============        ===============

LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable                                                            $        43,860        $        47,972
     Accrued expenses                                                                     19,751                 19,357
     Lines of credit, current portion                                                     77,630                 84,605
     Current portion of capital lease obligation                                              93                     89
                                                                                 ---------------        ---------------
             Total current liabilities                                                   141,334                152,023

Loan payable, net of discount                                                             12,561                 12,268
Notes payable                                                                                691                     --
Capital lease obligation, net of current portion                                             308                    348

                                                                                 ---------------        ---------------
             Total liabilities                                                           154,894                164,639
                                                                                 ---------------        ---------------

Commitments and contingencies

Stockholders' equity
     Common stock, par value $.01 per share; 50,000,000 shares authorized;
         32,855,959 and 31,172,866 shares issued and outstanding                             329                    312
     Additional paid-in capital                                                          168,888                157,738
     Deferred compensation                                                                    --                     (5)
     Retained earnings                                                                    39,191                 43,365
     Accumulated other comprehensive loss                                                 (9,911)               (14,408)
                                                                                 ---------------        ---------------
             Total stockholders' equity                                                  198,497                187,002

                                                                                 ---------------        ---------------
             Total liabilities and stockholders' equity                          $       353,391        $       351,641
                                                                                 ===============        ===============


         The accompanying notes are an integral part of the consolidated condensed financial statements
        Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three months ended April 30, 2001 and 2000 (unaudited)
  and the six months ended April 30, 2001 and 2000 (unaudited)
  (In thousands, except per share data)
--------------------------------------------------------------------------------

                                                               Three months ended April 30,    Six months ended April 30,
                                                                   2001            2000           2001            2000
                                                               ------------    ------------   ------------    ------------
Net sales                                                      $     93,320    $     70,036   $    224,546    $    192,926
Cost of sales                                                        58,372          41,781        146,594         128,055
                                                               ------------    ------------   ------------    ------------
         Gross profit                                                34,948          28,255         77,952          64,871
                                                               ------------    ------------   ------------    ------------

Operating expenses:
     Selling and marketing                                           11,614           9,912         24,428          25,188
     General and administrative                                       9,107           7,325         19,618          16,620
     Research and development costs                                   1,601           1,364          3,001           2,989
     Depreciation and amortization                                    4,208           2,173          7,222           3,576
     Non-recurring impairment charge on Internet assets               4,187              --          4,187              --
                                                               ------------    ------------   ------------    ------------
         Total operating expenses                                    30,717          20,774         58,456          48,373

         Income from operations                                       4,231           7,481         19,496          16,498

Interest expense                                                      2,355           1,375          5,285           2,881
Loss on impairment of available-for-sale Internet securities         20,754              --         20,754              --
                                                               ------------    ------------   ------------    ------------
         Total interest expense and loss on impairment               23,109           1,375         26,039           2,881

         (Loss) income before equity in loss of affiliate
            and income taxes                                        (18,878)          6,106         (6,543)         13,617

Equity in loss of affiliate                                              --             607             --             763
                                                               ------------    ------------   ------------    ------------
         (Loss) income before income taxes                          (18,878)          5,499         (6,543)         12,854

(Benefit) provision for income taxes                                 (6,954)          2,145         (2,369)          4,713
                                                               ------------    ------------   ------------    ------------

         Net (loss) income                                     $    (11,924)   $      3,354   $     (4,174)   $      8,141
                                                               ============    ============   ============    ============

Per share data:
     Basic:
         Weighted average common shares outstanding              32,640,738      25,698,852     32,491,455      24,423,859
                                                               ============    ============   ============    ============
                                                               ------------    ------------   ------------    ------------
         Net (loss) income per share                           $      (0.37)   $       0.13   $      (0.13)   $       0.33
                                                               ============    ============   ============    ============

     Diluted:
         Weighted average common shares outstanding              32,640,738      26,819,177     32,491,455      25,631,363
                                                               ============    ============   ============    ============
                                                               ------------    ------------   ------------    ------------
         Net (loss) income per share                           $      (0.37)   $       0.13   $      (0.13)   $       0.32
                                                               ============    ============   ============    ============


         The accompanying notes are an integral part of the consolidated condensed financial statements
        Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the six months ended April 30, 2001 and  2000 (unaudited)
--------------------------------------------------------------------------------

(In thousands)
                                                                                        Six months ended April 30,
                                                                                        --------------------------
                                                                                           2001          2000
                                                                                        -----------    -----------
Cash flows from operating activities:
     Net (loss) income                                                                  $    (4,174)   $     8,141
     Adjustment to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                        7,222          3,576
         Loss on disposal of fixed assets                                                        --             99
         Net gain from eUniverse transactions                                                    --         (2,776)
         Loss on impairment of available-for-sale Internet securities                        20,754             --
         Non-recurring impairment charge on Internet assets                                   4,187             --
         Equity in loss of affiliate                                                             --            763
         Change in deferred tax asset                                                        (7,679)            --
         Provision for doubtful accounts                                                      6,704         (1,349)
         Provision for inventory                                                                  7            (42)
         Amortization of various expenses and discounts                                         522            226
         Tax benefit from exercise of stock options                                           1,057          1,941
         Changes in operating assets and liabilities, net of effects of acquisitions:
            Decrease in accounts receivable                                                  32,176         22,693
            Decrease in inventories, net                                                        171          2,136
            Increase in prepaid royalties                                                   (10,389)       (18,036)
            Increase in prepaid expenses and other current assets                            (8,724)          (419)
            Increase in capitalized software development costs                                 (529)        (1,189)
            Decrease in accounts payable                                                    (16,559)       (38,918)
            (Decrease) increase in accrued expenses                                          (1,424)         3,664
                                                                                        -----------    -----------
                         Net cash provided by (used in) operating activities                 23,322        (19,490)
                                                                                        -----------    -----------

Cash flows from investing activities:
     Purchase of fixed assets                                                                (2,777)        (1,225)
     Other investments                                                                           --         (5,975)
     Acquisitions, net of cash acquired                                                      (4,300)        (4,274)
     Additional cash paid for prior acquisition                                                  --         (1,277)
                                                                                        -----------    -----------
                         Net cash used in investing activities                               (7,077)       (12,751)
                                                                                        -----------    -----------

Cash flows from financing activities:
     Proceeds from private placements                                                            --         10,016
     Net (repayments) borrowings under lines of credit                                      (17,815)        12,036
     Proceeds on notes payable                                                                   40             --
     Proceeds from exercise of stock options and warrants                                     4,011          5,398
     Repayment of capital lease obligation                                                      (36)           (45)
                                                                                        -----------    -----------
                         Net cash (used in) provided by financing activities                (13,800)        27,405
                                                                                        -----------    -----------

Effect of foreign exchange rates                                                               (804)        (2,352)
                                                                                        -----------    -----------

                         Net increase (decrease) in cash for the period                       1,641         (7,188)
Cash and cash equivalents, beginning of the period                                            5,245         10,374
                                                                                        -----------    -----------
Cash and cash equivalents, end of the period                                            $     6,886    $     3,186
                                                                                        ===========    ===========


Supplemental disclosure of non-cash operating activities:
     Gain from DVDWave transactions                                                     $        --    $      (871)
                                                                                        ===========    ===========
     Gain from eUniverse transactions                                                   $        --    $    (1,905)
                                                                                        ===========    ===========
     Tax benefit from exercise of stock options                                         $     1,057    $     1,941
                                                                                        ===========    ===========


Supplemental information on businesses acquired:
     Fair value of assets acquired
         Cash                                                                           $        --    $       195
         Accounts receivable, net                                                             8,223            390
         Inventories, net                                                                     3,710             --
         Prepaid royalties                                                                     (707)            --
         Prepaid expenses and other assets                                                       34          4,899
         Property and equipment, net                                                            272          1,012
         Intangible asset                                                                     7,705             --
         Goodwill                                                                            44,601         83,291
     Less, liabilities assumed
         Line of credit                                                                     (10,841)            --
         Accounts payable                                                                   (12,447)        (7,268)
         Accrued expenses                                                                    (2,219)        (1,060)
         Other current liabilities                                                             (651)       (24,046)
         Stock issued                                                                       (13,380)       (48,980)
         Value of asset recorded                                                            (19,829)            --
         Direct transaction costs                                                              (171)            --
         Investment interest and purchase option                                                 --         (3,964)
                                                                                        -----------    -----------
Cash paid                                                                                     4,300          4,469
     Less, cash acquired                                                                         --           (195)
                                                                                        -----------    -----------
Net cash paid                                                                           $     4,300    $     4,274
                                                                                        ===========    ===========

During the six months ended April 30, 2000, the Company paid $1,277,000 in cash and issued $161,000 in common stock related to a prior period acquisition.
            Such payments were capitalized and recorded as Goodwill.


         The accompanying notes are an integral part of the consolidated condensed financial statements.
        Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
For the year ended October 31, 2000 and the six months ended April 30, 2001 (unaudited)



(In thousands)

                                                                          Common Stock
                                                                  ----------------------------      Additional       Deferred
                                                                     Shares          Amount      Paid-in Capital  Compensation
                                                                  ------------    ------------    ------------    ------------

Balance, November 1, 1999                                               23,086    $        231    $     67,345    $        (48)

Issuance of compensatory stock options                                      --              --              55              --

Proceeds from exercise of stock options and warrants                     1,373              13           6,908              --

Amortization of deferred compensation                                       --              --              --              43

Issuance of common stock in connection with acquisitions                 4,222              43          55,218              --

Issuance of common stock in connection with private placements,
    net of issuance costs                                                2,422              24          21,261              --

Issuance of warrants in connection with a debt financing                    --              --           2,927              --

Issuance of common stock in lieu of repayment of debt                      168               2           2,528              --

Retirement of common stock                                                 (98)             (1)         (1,249)             --

Tax benefit in connection with the exercise of stock options                --              --           2,745              --

Foreign currency translation adjustment                                     --              --              --              --

Net unrealized loss on investments                                          --              --              --              --

Net income                                                                  --              --              --              --
                                                                  ------------    ------------    ------------    ------------

Balance, October 31, 2000                                               31,173    $        312    $    157,738    $         (5)

Proceeds from exercise of stock options and warrants                       811               8           4,003              --

Amortization of deferred compensation                                       --              --              --               5

Issuance of common stock in connection with acquisitions                 1,436              14          13,395              --

Acquisition of Treasury shares                                            (564)             (5)         (7,305)             --

Tax benefit in connection with the exercise of stock options                --              --           1,057              --

Foreign currency translation adjustment                                     --              --              --              --

Net unrealized gain on investments                                          --              --              --              --

Net loss                                                                    --              --              --              --
                                                                  ------------    ------------    ------------    ------------

Balance, April 30, 2001                                                 32,856    $        329    $    168,888    $         --
                                                                  ============    ============    ============    ============


                                                                                         Accumulated
                                                                                           Other
                                                                     Retained           Comprehensive                  Comprehensive
                                                                Earnings (Deficit)      Income (Loss)      Total       Income (Loss)
                                                                ------------------      ------------    ------------   ------------

Balance, November 1, 1999                                          $     18,402    $       (827)   $     85,103    $     15,512

Issuance of compensatory stock options                                       --              --              55

Proceeds from exercise of stock options and warrants                         --              --           6,921

Amortization of deferred compensation                                        --              --              43

Issuance of common stock in connection with acquisitions                     --              --          55,261

Issuance of common stock in connection with private placements,
    net of issuance costs                                                    --              --          21,285

Issuance of warrants in connection with a debt financing                     --              --           2,927

Issuance of common stock in lieu of repayment of debt                        --              --           2,530

Retirement of common stock                                                   --              --          (1,250)

Tax benefit in connection with the exercise of stock options                 --              --           2,745

Foreign currency translation adjustment                                      --          (9,014)         (9,014)         (9,014)

Net unrealized loss on investments                                           --          (4,567)         (4,567)         (4,567)

Net income                                                               24,963              --          24,963          24,963
                                                                   ------------    ------------    ------------    ------------

Balance, October 31, 2000                                          $     43,365    $    (14,408)   $    187,002    $     11,382

Proceeds from exercise of stock options and warrants                         --              --           4,011

Amortization of deferred compensation                                        --              --               5

Issuance of common stock in connection with acquisitions                     --              --          13,409

Acquisition of Treasury shares                                               --              --          (7,310)

Tax benefit in connection with the exercise of stock options                 --              --           1,057

Foreign currency translation adjustment                                      --            (520)           (520)           (520)

Net unrealized gain on investments                                           --           5,017           5,017           5,017

Net loss                                                                 (4,174)             --          (4,174)         (4,174)
                                                                   ------------    ------------    ------------    ------------

Balance, April 30, 2001                                            $     39,191    $     (9,911)   $    198,497    $        323
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

Risk and Uncertainties

The Company's net sales are primarily derived from software publishing and distribution activities, which are subject to increasing competition, rapid technological change and evolving consumer preferences, often resulting in the frequent introduction of new products and short product lifecycles. Accordingly, the Company's profitability and growth prospects depend upon its ability to continually acquire, develop and market new, commercially successful software products and obtain adequate financing, if required. If the Company fails to continue to acquire, develop and market commercially successful software products, its operating results and financial condition could be materially adversely affected in the near future.


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

Prepaid Royalties and Capitalized Software Development Costs

The Company's agreements with licensors and developers generally require it to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are amortized at the contractual royalty rate as cost of sales based on actual net product sales. The Company continually evaluates the future realization of prepaid royalties, and charges to cost of sales any amount that management deems unlikely to be realized at the contractual royalty rate. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. Prepaid royalties were written down by $75,000 for the three and six months ended April 30, 2001, to estimated net realizable value. For the three and six months ended April 30, 2000, prepaid royalties were written down by $109,000 to estimated net realizable value. Amortization of prepaid royalties amounted to $2,646,000 and $1,738,000 for the three months ended April 30, 2001 and 2000, respectively, and $5,804,000 and $4,791,000 for the six months ended April 30, 2001 and 2000, respectively.

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs as cost of sales is based on the greater of the proportion of current year sales to total estimated sales commencing with the title's release or the straight-line method. The Company continually evaluates the recoverability of capitalized costs. For the three and six months ended April 30, 2001, no capitalized software costs were written off as cost of sales. For the three and six months ended April 30, 2000, capitalized software costs were written off by $240,000 and $249,000, respectively, to estimated net realizable value. Amortization of capitalized software costs amounted to $1,049,000 and $260,000 for the three months ended April 30, 2001 and 2000, respectively, and $1,941,000 and $329,000 for the six months ended April 30, 2001 and 2000, respectively.


Revenue Recognition

Distribution revenue is derived from the sale of third-party software products and hardware and is recognized when the ownership and risk of loss pass to customers upon receipt of products by customers. Distribution revenue was $41,813,000 and $33,309,000 for the three months ended April 30, 2001 and 2000, respectively, and $114,447,000 and $93,974,000 for the six months ended April 30, 2001 and 2000, respectively.

Publishing revenue is derived from the sale of internally developed software products or from the sale of products licensed from third-party developers and is recognized when the ownership and risk of loss pass to customers upon receipt of products by customers. Publishing revenue was $51,507,000 and $36,727,000 for the three months ended April 30, 2001 and 2000, respectively, and $110,099,000 and $98,952,000 for the six months ended April 30, 2001 and 2000, respectively.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company has adopted SOP 97-2 and such adoption did not have a material impact on the Company's financial statements. The Company recognizes revenue upon persuasive evidence of an arrangement, the Company's fulfillment of its obligations under any such arrangement, and determination that collection is probable. The Company's payment arrangements with its customers are fixed at the time of sale with 30, 60, 90 or 120 day terms. The AICPA has also issued SOP

98-9 Modification of SOP 97-2, "Software Revenue Recognition with respect to Certain Transactions." SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The adoption of SOP 98-9 did not have a material impact on the Company's financial statements.


The Company's distribution arrangements with customers generally do not give them the right to return products; however, the Company accepts product returns for stock balancing or defective products. In addition, the Company sometimes negotiates accommodations to customers, including price discounts, credits and product returns, when demand for specific products falls below expectations. The Company's publishing arrangements require the Company to accept product returns. The Company establishes a reserve for future returns based primarily on its return policies, markdown allowances and historical return rates, and recognizes sales net of product returns.

Recently Issued Accounting Pronouncement


In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of this pronouncement are effective for the fourth quarter of the fiscal year ended October 31, 2001, but must be retroactively applied to the beginning of the fiscal year. The Company has adopted SAB 101 and it has not had a material impact on the Company's results of operations.



3. Income Taxes

The provisions for income taxes for the three and six months ended, April 30, 2001 and 2000 are based on the Company's estimated annualized tax rate for the respective years after giving effect to the utilization of available tax credits and tax planning opportunities.


4. Net Income per Share

The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the three and six months ended April 30, 2001 and 2000.


                                                    Net (Loss)                 Per Share
                                                      Income        Shares       Amount
                                                   -----------    ----------  ------------
 (in thousands, except per share data)
Three Months Ended April 30, 2001:
  Basic                                            $  (11,924)    32,640,738    $  (.37)
  Effect of dilutive securities - Stock options
     and warrants                                        -              -           -
                                                   ----------     ----------    -------
  Diluted                                          $  (11,924)    32,640,738    $  (.37)
                                                   ==========     ==========    =======


                                                    Net (Loss)                 Per Share
                                                      Income        Shares       Amount
                                                   -----------    ----------  ------------
Three Months Ended April 30, 2000:
  Basic                                            $    3,354     25,698,852    $   .13
  Effect of dilutive securities - Stock options
     and warrants                                        -         1,120,325       -
                                                   ----------     ----------    -------
  Diluted                                          $    3,354     26,819,177    $   .13
                                                   ==========     ==========    =======

Six Months Ended April 30, 2001:
  Basic                                            $   (4,174)    32,491,455    $  (.13)
  Effect of dilutive securities - Stock options
     and warrants                                        -              -          -
                                                   ----------     ----------    -------
  Diluted                                          $   (4,174)    32,491,455    $  (.13)
                                                   ==========     ==========    =======

Six Months Ended April 30, 2000:
  Basic                                            $    8,141     24,423,859    $   .33
  Effect of dilutive securities - Stock options
     and warrants                                        -         1,207,504       (.01)
                                                   ----------     ----------    -------
  Diluted                                          $    8,141     25,631,363    $   .32
                                                   ==========     ==========    =======


As the Company reported net losses for the three and six months ended April 30, 2001, all 1,015,239 and 853,771 of the options and warrants outstanding for these periods, respectively, were anti-dilutive, and therefore, there were no reconciling items between basic and dilutive loss per share. The April 30, 2000 computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive.

5. Acquisition of Treasury Shares

In February 2001, certain stockholders of the Company exchanged and surrendered for cancellation for no additional consideration 564,212 shares of the Company's Common Stock for shares of Gameplay.com plc ("Gameplay") having an equal value.


6. Inventory

As of April 30, 2001 and October 31, 2000, inventories consist of (in thousands):



                                             April 30,     October 31,
                                               2001           2000
                                            ----------     -----------
        Parts and supplies                   $   666        $   496
        Finished products                     47,788         44,426
                                             -------        -------
                                             $48,454        $44,922
                                             =======        =======



7. Non-recurring impairment charge on Internet assets

For the three months ended April 30, 2001, the Company incurred a non-recurring non-cash charge of $4,187,000 relating to a reduction in the value of certain Internet assets. The charge consisted of $2,350,000 attributable to certain online technologies developed by the Company's Neo Software ("Neo") development studio and $1,837,000 relating to capitalized costs for certain online products to be developed by Neo, which the Company expected to deliver to Gameplay for online distribution.


8. Investments

Investments are comprised of equity securities and are classified as current and non-current assets. Investments are accounted for under the average cost method as "available-for-sale" in accordance with Statement of Financial Standards Board No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Investments are stated at fair value, with unrealized appreciation
(loss) reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

During the three months ended April 30, 2001, the Company recorded impairment charge of $20,754,000, consisting of approximately $18,448,000 relating to its investment in Gameplay, $2,000,000 relating to its investment in eUniverse, Inc. ("eUniverse") and $306,000 relating to its investment in Entertainment Brands, a privately-held company, to reflect other than temporary declines in value. See
Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

As of April 30, 2001 and October 31, 2000, investments were summarized as follows (in thousands):

                                       April 30, 2001                  October 31, 2000
                                ---------------------------      ---------------------------
                                 Current        Non-Current       Current        Non-Current
                                ----------      -----------      ---------       -----------
Average cost                     $  2,206         $  4,136        $  2,896        $ 33,084

Unrealized (losses) gains            (492)             942              30          (4,597)
                                 --------         --------        --------        --------
Fair value                       $  1,714         $  5,078        $  2,926        $ 28,487
                                 ========         ========        ========        ========




9. Segment Reporting

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS
No. 131"), which establishes standards for reporting by public business enterprises of information about product lines, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the Company for making operational decisions and assessment of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about sales by geographic region and by product lines. The Company's Board of Directors reviews consolidated financial information. The Company's operations employ the same products, cost structures, margins and customers worldwide. The Company's product development, publishing and marketing activities are centralized in the United States under one management team, with distribution activities managed geographically. Accordingly, the Company's operations fall within one reportable segment as defined in SFAS No. 131.

Information about the Company's non-current assets in the United States and international areas as of April 30, 2001 and October 31, 2000 are presented below:



(in thousands)                                   April 30, 2001    October 31, 2000
                                                 --------------    ----------------
Total Non-current Assets:
 United States.............................        $  96,070          $106,847
 International
       United Kingdom ......................          20,111            20,418
       All other Europe ....................          23,574             5,748
       Other ...............................           4,079             3,720
                                                    --------          --------
                                                    $143,834          $136,733
                                                    ========          ========

Information about the Company's net sales in the United States and international areas for the three and six months ended April 20, 2001 and 2000 are presented below (net sales are attributed to geographic areas based on product destination):



                                  Three Months Ended           Six Months Ended
(in thousands)                        April 30                     April 30
                             -----------------------     -----------------------
Net Sales:                     2001          2000          2001          2000
                               ----          ----          ----          -----
 United States ........      $ 69,239      $ 42,365      $165,821      $119,845
 International
       Canada .........         2,247         2,711         8,872         6,467
       United Kingdom .         6,046         4,799        13,912        12,656
       All other Europe        13,053        18,041        29,503        48,893
       Asia Pacific ...         2,574         2,021         6,137         4,866
       Other ..........           161            99           301           199
                             --------      --------      --------      --------
                             $ 93,320      $ 70,036      $224,546      $192,926
                             ========      ========      ========      ========


Information about the Company's net sales by product platforms for the three and six months ended April 30, 2001 and 2000 are presented below:


                                     Three Months Ended            Six Months Ended
(in thousands)                            April 30                     April 30
                                   ----------------------      ---------------------
Platforms:                           2001          2000          2001          2000
                                     ----          ----          ----          ----
PC ..........................      $ 21,019      $ 23,182      $ 46,389      $ 42,753
Sony PlayStation 2 ..........        26,832          -           56,264           -
Sony PlayStation ............        21,127        13,388        45,893        67,567
Nintendo GameBoy Color and 64         5,236         8,878        17,218        32,319
Sega Dreamcast ..............         2,019         3,089         8,440         9,614
Accessories .................         6,354        13,774        22,897        21,992
Hardware ....................        10,733         7,725        27,445        18,681
                                   --------      --------      --------      --------
                                   $ 93,320      $ 70,036      $224,546      $192,926
                                   ========      ========      ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement under the Securities Litigation Reform Act of 1995: The Company makes statements in this report that are considered forward looking statements under federal securities laws. Such forward looking statements are based on the beliefs of management as well as assumptions made by and information currently available to them. The words "expect," "anticipate," "believe," "may," "estimate," "intend," "guidance," and similar expressions are intended to identify such forward looking statements. Forward looking statements involve risks, uncertainties and assumptions including, but not limited to: risks associated with future growth and operating results; the Company's ability to continue to successfully manage growth and integrate the operations of acquired businesses; the availability of adequate financing to fund periodic cash flow shortages; credit risks; seasonal factors; inventory obsolescence; technological change; competitive factors; product returns; failure of retailers to sell-through the Company's products; the timing of the introduction and availability of new hardware platforms; market and industry factors adversely affecting the carrying value of the Company's investments; and unfavorable general economic conditions, any or all of which could have a material adverse effect on the Company's business, operating results and financial condition. Actual operating results may vary significantly from such forward looking statements.

Overview

The Company is a leading global developer, publisher and distributor of interactive software games. The Company's software operates on PCs and video game consoles manufactured by Sony, Nintendo and Sega. The following table sets forth the percentages of publishing revenues derived from sales of titles for specific platforms during the periods indicated:


                                     Three Months Ended       Six Months Ended
                                          April 30               April 30
                                     ------------------       ----------------
Platforms                             2001         2000        2001     2000
                                      ----         ----        ----     ----
PC ..........................         33.9%        49.6%       34.0%    36.7%
Sony PlayStation 2 ..........         37.9          -          39.7        -
Sony PlayStation ............         24.6         23.5        17.5     36.5
Nintendo GameBoy Color and 64         (0.2)        11.7         1.8     12.8
Sega Dreamcast ..............          0.3          8.0         1.9      5.7
Accessories .................          3.5          7.2         5.1      8.3
                                     -----        -----       -----     -----
                                     100.0%       100.0%      100.0%    100.0%

Revenue Recognition. The Company's principal sources of revenues are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software or software licensed from third parties. Distribution revenues are derived from the sale of third-party software and hardware. Publishing activities generally generate higher margins than distribution activities, with sales of PC software resulting in higher margins than sales of CDs or cartridges designed for video game consoles. The Company recognizes revenue from software sales when products are received by customers.

Returns and Reserves. The Company's arrangements with customers for published titles require it to accept returns for stock balancing, markdowns or defects. The Company establishes a reserve for future returns of published titles based primarily on its return policies and historical return rates, and recognizes revenues net of returns. The Company's distribution arrangements with customers generally do not give them the right to return titles or to cancel firm orders. However, the Company sometimes accepts returns for stock balancing and negotiates accommodations to customers, which includes price discounts, credits and returns, when demand for specific titles fall below expectations. The Company's sales returns and allowances for the six months ended April 30, 2001 and 2000 were $28,283,000 and $15,373,000, respectively. The increase was commensurate with increased net sales. If future returns significantly exceed the Company's reserves, the Company's operating results would be adversely affected.

Capitalized Costs. The Company's agreements with licensors and developers generally require it to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are amortized at the contractual royalty rate as cost of sales based on actual net sales. At April 30, 2001, the Company had prepaid royalties of $29,307,000. The Company also capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs as cost of sales is based on the greater of the proportion of current year sales to total estimated sales commencing with the title's release or the straight-line method. At April 30, 2001, the Company had capitalized software development costs of $9,753,000. The Company continually evaluates the recoverability of capitalized costs. If the Company were required to write-off these payments or costs to a material extent in future periods, the Company's results of operations would be adversely affected.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations:


                                        Three Months Ended   Six Months Ended
                                             April 30,          April 30,
                                        ------------------   ----------------
                                        2001       2000      2001       2000
                                        ----       ----      ----       ----
Net sales.......................       100.0%     100.0%    100.0%     100.0%
Cost of sales...................        62.6       59.7      65.3       66.4
Selling and marketing...........        12.4       14.2      10.9       13.1
General and administrative......         9.8       10.5       8.7        8.6
Research and development costs .         1.7        1.9       1.3        1.5
Depreciation and amortization...         4.5        3.1       3.2        1.9
Non-recurring impairment charge
 on Internet assets.............         4.5        -         1.9        -
Interest expense................         2.5        2.0       2.4        1.5
Loss on impairment of available-
 for-sale Internet securities...        22.2        -         9.2        -
Income taxes....................        (7.5)       3.1      (1.1)       2.4
Net income......................       (12.8)       4.8      (1.9)       4.2

Three Months Ended April 30, 2001 and 2000

Net Sales. Net sales increased by $23,284,000, or 33.3%, to $93,320,000 for the three months ended April 30, 2001 from $70,036,000 for the three months ended April 30, 2000. The increase in net sales was attributable to growth in both the Company's publishing and distribution operations.

Publishing revenues increased by $14,780,000, or 40.2%, to $51,507,000 for the three months ended April 30, 2001 from $36,727,000 for the three months ended April 30, 2000. This increase was primarily attributable to increased sales of titles developed for the Sony PlayStation and PlayStation 2.

For the three months ended April 30, 2001, publishing activities accounted for approximately 55.2% of net sales. For this period, software products designed for PC platforms accounted for approximately 33.9% of the Company's publishing revenues as compared to 49.6% for the three months ended April 30, 2000. The Company anticipates that in the future, sales of PC products as a percentage of revenue will continue to decline, although the Company has several major PC releases planned for the upcoming quarters. Software products designed for video game console platforms accounted for 62.6% of the Company's publishing revenues as compared to 43.2% for the prior comparable quarter. The Company expects that sales of video game console products will continue to account for a significant portion of its publishing revenues.

Distribution revenues increased by $8,504,000, or 25.5%, to $41,813,000 for the three months ended April 30, 2001 from $33,309,000 for the three months ended April 30, 2000. This increase was primarily attributable to the acquisition of VLM Entertainment Group, Inc. in November 2000. The Company expects that its distribution operations will continue to expand largely as a result of the anticipated introduction of next-generation hardware platforms and the wide-scale rollout of PlayStation 2. For the three months ended April 30, 2001, distribution activities accounted for approximately 44.8% of net sales.

International operations accounted for approximately $24,081,000 or 25.8% of the Company's net sales for the three months ended April 30, 2001 compared to $27,671,000 or 39.5% for the three months ended April 30, 2000. The decrease was primarily attributable to the Company's increasing emphasis on expanding its publishing activities in Europe. The Company expects that international sales will continue to account for a significant portion of its revenue.

Cost of Sales. Cost of sales increased by $16,591,000, or 39.7%, to $58,372,000 for the three months ended April 30, 2001 from $41,781,000 for the three months ended April 30, 2000. This increase was attributable to the Company's expanded operations and was commensurate with increased net sales. In addition, for this quarter, the Company recorded as cost of sales, amortization of approximately $3.7 million from prepaid royalties and capitalized software costs as compared to $2.0 million in the prior quarter. Cost of sales as a percentage of net sales remained relatively constant. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and Marketing. Selling and marketing expenses increased by $1,702,000, or 17.2%, to $11,614,000 for the three months ended April 30, 2001 from $9,912,000 for the three months ended April 30, 2000. The increase was primarily attributable to increased product offerings. Selling and marketing expenses as a percentage of net sales decreased to 12.4% for the three months ended April 30,

2001 from 14.2% for the three months ended April 30, 2000. The decrease reflects the Company's continued efforts to achieve cost efficiencies.

General and Administrative. General and administrative expenses increased by $1,782,000, or 24.3%, to $9,107,000 for the three months ended April 30, 2001 from $7,325,000 for the three months ended April 30, 2000. The increase was attributable to increased salaries, rent and insurance premiums to support the Company's expanded operations. General and administrative expenses as a percentage of net sales remained relatively constant.

Research and Development. Research and development costs increased by $237,000 to $1,601,000 for the three months ended April 30, 2001 from $1,364,000 for the three months ended April 30, 2000. Research and development costs as a percentage of net sales remained relatively constant. Additionally, certain product costs are amortized as cost of sales as described above.

Depreciation and Amortization. Depreciation and amortization expense increased by $2,035,000 or 93.7%, to $4,208,000 for the three months ended April 30, 2001 from $2,173,000 for the three months ended April 30, 2000. The increase was due to the amortization of intangible assets from acquisitions.

Non-recurring Impairment Charge on Internet Assets. During the three months ended April 30, 2001, the Company incurred a non-recurring non-cash charge of $4,187,000 relating to a reduction in the value of certain Internet assets. The charge consisted of $2,350,000 attributable to certain online technologies developed by the Company's Neo Software development studio and $1,837,000 relating to capitalized costs for certain online products to be developed by Neo, which the Company expected to deliver to Gameplay for online distribution.

Interest Expense. Interest expense increased by $980,000 or 71.3%, to $2,355,000 for the three months ended April 30, 2001 from $1,375,000 for the three months ended April 30, 2000. The increase resulted from increased borrowings.

Loss on Impairment of Available-For-Sale Internet Securities. During the three months ended April 30, 2001, the Company incurred a non-recurring non-cash impairment charge of $18,448,000 relating to its investment in Gameplay to reflect an other than temporary decline in the value of this investment. The Company also incurred a non-recurring non-cash impairment charge of $2,000,000 relating to its investment in eUniverse and $306,000 relating to its investment in Entertainment Brands.

Income Taxes. For the three months ended April 30, 2001, the Company recorded a net income tax benefit of $6,954,000 as compared to a net income tax provision of $2,145,000 for the three months ended April 30, 2000. Income taxes as a percentage of net sales also decreased. These decreases resulted from a tax benefit relating to the impairment charges described above.

Excluding the non-recurring non-cash impairment charges described above, the Company achieved net income of $3,872,000 for the three months ended April 30, 2001, as compared to net income of $3,354,000 for the three months ended April 30, 2000. Including the impairment charges, the Company incurred a net loss of $11,924,000.

Results of Six Months Ended April 30, 2001 and 2000

Net Sales. Net sales increased by $31,620,000, or 16.4%, to $224,546,000 for the six months ended April 30, 2001 from $192,926,000 for the six months ended April 30, 2000. The increase in net sales was attributable to growth in both the Company's publishing and distribution operations.

Publishing revenues increased by $11,147,000, or 11.3%, to $110,099,000 for the six months ended April 30, 2001 from $98,952,000 for the six months ended April 30, 2000. This increase was primarily attributable to increased sales of titles developed for the Sony PlayStation and PlayStation 2.

For the six months ended April 30, 2001, publishing activities accounted for approximately 49.0% of net sales. For this period, software products designed for PC platforms accounted for approximately 34.0% of the Company's publishing revenues as compared to 36.7% for the six months ended April 30, 2000. For the six months ended April 30, 2001, software products designed for video game console platforms accounted for 60.9% of the Company's publishing revenues as compared to 55.0% for the six months ended April 30, 2000. The Company expects that sales of video game console products will continue to account for a significant portion of its publishing revenues.

Distribution revenues increased by $20,473,000, or 21.8%, to $114,447,000 for the six months ended April 30, 2001 from $93,974,000 for the six months ended April 30, 2000. This increase was primarily attributable to the acquisition of VLM Entertainment Group, Inc. in November 2000 and increased market share. For the six months ended April 30, 2001, distribution activities accounted for approximately 51.0% of net sales.

International operations accounted for approximately $58,725,000 or 26.2% of the Company's net sales for the six months ended April 30, 2001 compared to $73,081,000 or 37.9% for the six months ended April 30, 2000. The decrease was primarily attributable to the Company's increasing emphasis on expanding its publishing activities in Europe.

Cost of Sales. Cost of sales increased by $18,539,000, or 14.5%, to $146,594,000 for the six months ended April 30, 2001 from $128,055,000 for the six months ended April 30, 2000. This increase was attributable to the Company's expanded operations and was commensurate with increased net sales. For this period, the Company recorded as cost of sales, amortization of approximately $7.7 million from prepaid royalties and capitalized software costs as compared to $5.1 million in the prior period. Cost of sales as a percentage of net sales remained relatively constant.

Selling and Marketing. Selling and marketing expenses decreased by $760,000, or 3.0%, to $24,428,000 for the six months ended April 30, 2001 from $25,188,000 for the six months ended April 30, 2000. Selling and marketing expenses as a percentage of net sales decreased to 10.9% for the six months ended April 30, 2001 from 13.1% for the six months ended April 30, 2000. The decrease in both absolute dollars and as a percentage of net sales was primarily attributable to higher expenses incurred in the prior comparable period.

General and Administrative. General and administrative expenses increased by $2,998,000, or 18.0%, to $19,618,000 for the six months ended April 30, 2001 from $16,620,000 for the six months ended April 30, 2000. The increase was attributable to increased salaries, rent, insurance premiums and professional fees to support the Company's expanded operations. General and administrative expenses as a percentage of net sales remained relatively constant.

Research and Development. Research and development costs increased by $12,000 to $3,001,000 for the six months ended April 30, 2001 from $2,989,000 for the six months ended April 30, 2000 and remained relatively constant as a percentage of net sales. In addition, certain product costs are expensed as cost of sales as described above.

Depreciation and Amortization. Depreciation and amortization expense increased by $3,646,000 or 102.0%, to $7,222,000 for the six months ended April 30, 2001 from $3,576,000 for the six months ended April 30, 2000. The increase was due to the amortization of intangible assets from acquisitions.

Non-recurring Impairment Charge on Internet Assets. During the six months ended April 30, 2001, the Company incurred a non-recurring non-cash charge of $4,187,000 relating to a reduction in the value of certain Internet assets.

Interest Expense. Interest expense increased by $2,404,000, or 83.4%, to $5,285,000 for the six months ended April 30, 2001 from $2,881,000 for the six months ended April 30, 2000. The increase resulted primarily from increased borrowings to support the Company's expanded operations.

Loss on Impairment of Available-For-Sale Internet Securities. During the six months ended April 30, 2001, the Company incurred a non-recurring non-cash impairment charge of $20,754,000 relating to its investments in Gameplay, eUniverse and Entertainment Brands. The loss was attributable to an other than temporary decline in the value of these investments.

Income Taxes. For the six months ended April 30, 2001, the Company recorded a net income tax benefit of $2,369,000 as compared to a net income tax provision of $4,713,000 for the six months ended April 30, 2000. Income taxes as a percentage of net sales also decreased. These decreases resulted from a tax benefit recorded relating to the impairment charges described above.

Excluding the non-recurring non-cash impairment charges described above, the Company achieved net income of $ 11,622,000 for the six months ended April 30, 2001, as compared to net income of $8,141,000 for the six months ended April 30, 2000. Including the impairment charges, the Company incurred a net loss of $4,174,000.

Liquidity and Capital Resources

The Company's primary capital requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically financed its operations primarily through the issuance of debt and equity securities and bank borrowings. At April 30, 2001, the Company had working capital of $68,223,000 as compared to working capital of $62,885,000 at October 31, 2000.

The Company's cash and cash equivalents increased $1,641,000, to $6,886,000 at April 30, 2001, from $5,245,000 at October 31, 2000. The increase is primarily attributable to $23,322,000 of cash provided by operating activities, partially offset by $7,077,000 used in investing activities and $13,800,000 used in financing activities.

Net cash provided by operating activities for the six months ended April 30, 2001 was $23,322,000 compared to net cash used in operating activities of $19,490,000 for the six months ended April 30, 2000. The increase in net cash was primarily attributable to decreased accounts receivable and prepaid royalties as well as an increase in accounts payable. Net cash used in investing activities for the six months ended April 30, 2001 was $7,077,000 as compared to net cash used in investing activities of $12,751,000 for the six months ended

April 30, 2000. The decrease is attributable to decreased acquisition activities. Net cash used in investing activities reflects the Company's continued investment in product development. Net cash used in financing activities for the six months ended April 30, 2001 was $13,800,000 as compared to net cash provided by financing activities of $27,405,000 for the six months ended April 30, 2000. The increase in net cash used in financing activities was primarily attributable to the repayment of indebtedness.

In February 2001, the Company's subsidiary, TTE, entered into a credit facility agreement with Lloyds TSB Bank plc ("Lloyds") under which Lloyds agreed to make available borrowings of up to $25,000,000. The outstanding balance and available credit under the revolving line of credit was $14,614,000 and $95,000, respectively, as of April 30, 2001. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank's base rate, and are guaranteed by the Company. The credit facility expires in December 2001.

In December 1999, the Company entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent, which currently provides for borrowings of up to $75,000,000. The Company may increase the credit line up to $85,000,000 subject to certain conditions. Interest accrues on advances at the bank's prime rate plus 0.5% or at LIBOR plus 2.5%. Borrowings under the line of credit are collaterized by all of the Company's assets. In addition to certain financial covenants, the loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens or incurring additional indebtedness. The line of credit expires on December 7, 2002. The outstanding balance and available credit under the revolving line of credit was $63,016,000 and $11,939,000 respectively, as of April 30, 2001.

In July 2000, the Company entered into a subordinated loan agreement with Finova Mezzanine Capital Inc. under which the Company borrowed $15,000,000 evidenced by a five-year promissory note bearing interest at the rate of 12.5% per annum, payable monthly. In connection with the loan, the Company issued to Finova warrants to purchase 451,747 shares of common stock at an exercise price of $11.875 per share, subject to anti-dilution adjustments.

The Company's accounts receivable, less an allowance for doubtful accounts and returns of $15,200,000, at April 30, 2001, was $104,219,000. No single customer accounted for more than 10% of the receivable balance at April 30, 2001. Most of the Company's receivables are covered by insurance and generally the Company has been able to collect its receivables in the ordinary course of business. The Company's sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. The Company does not hold any collateral to secure payment from customers. As a result, the Company is subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect its accounts receivable as they become due and such accounts are not covered by insurance, the Company's liquidity and working capital position would be materially adversely affected.

The Company expects to incur costs and expenses of approximately $2 million during fiscal 2001 associated with software and hardware upgrades to its accounting systems. In addition, the Company expects to obtain mortgage financing of approximately $2 million in connection with the purchase of new warehouse and office facilities for its Jack of All Games distribution subsidiary in New York. The Company also expects to spend approximately $1 million in connection with various leasehold improvements to its facilities. Other than the foregoing, the Company has no material commitments for capital expenditures.

Based on its currently proposed operating plans and assumptions, the Company believes that projected sales from operations and available cash resources, including amounts available under its line of credit, will be sufficient to satisfy its cash requirements for the reasonably foreseeable future. Future expansion activities may require additional financing, and there can be no assurance that any such financing will be available to the Company if required.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of the Company's net sales. For the three months ended April 30, 2001, and 2000, sales in international markets accounted for approximately 25.8% and 39.5%, respectively, of the Company's net sales. For the six months ended April 30, 2001, and 2000, sales in international markets accounted for approximately 26.2% and 37.9%, respectively, of the Company's net sales. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risks in the ordinary course of its business, primarily risks associated with interest rate and foreign currency fluctuations and possible impairment of the carrying values of the Company's investments.

Historically, fluctuations in interest rates have not had a significant impact on the Company's operating results. At April 30, 2001, the Company had $77,630,000 in outstanding variable rate indebtedness. A hypothetical 1% increase in the interest rate of the Company's variable rate debt would increase annual interest expense by approximately $776,000 as of April 30, 2001.

The Company transacts business in foreign currencies and is exposed to risk resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter. Translation adjustments are included as a separate component of stockholders' equity. For the six months ended April 30, 2001, the Company's foreign currency translation adjustment loss was $520,000. A hypothetical 10% change in applicable currency exchange rates at April 30, 2001 would result in a material translation adjustment. The Company purchases currency forward contracts to a limited extent to seek to minimize the Company's exposure to fluctuations in foreign currency exchange rates.

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

For the three months ended April 30, 2001, the Company recorded a loss of $18,448,000 to reflect the other than temporary impairment of its investment relating to Gameplay. At April 30, 2001, the Company held 8,869,407 shares of common stock of Gameplay with a fair value of approximately $2,139,000 and was recorded as non-current. The Company recorded an unrealized gain of $1,786,000 as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

For the three months ended April 30, 2001, the Company recorded a loss of approximately $2,000,000 to reflect the other than temporary impairment of its investment in eUniverse. At April 30, 2001, the Company held 2,269,333 shares of eUniverse with fair value of approximately $4,653,000, $1,714,000 of which was recorded as current and $2,939,000 was recorded as non-current. The Company recorded an unrealized loss of $1,336,000 as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any material legal proceedings.

Item 2. Changes in Securities

From February 2001 to April 2001, 190,000 options from the 1997 Stock Option Plan and 73,000 non-plan options were granted at exercise prices ranging from $11.00 to $12.31.

In connection with the above securities issuances, the Company relied on Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          None

     (b)  Reports on Form 8-K
          None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Take-Two Interactive Software, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of June 2001.

                                           TAKE-TWO INTERACTIVE SOFTWARE, INC.


                                            By: /s/ Kelly Sumner
                                                --------------------------------
                                                Kelly Sumner
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                            By: /s/ James H. David Jr.
                                                --------------------------------
                                                James H. David Jr.
                                                Chief Financial Officer
                                                (Principal Financial Officer)