Form 10-Q/A
period 2001-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2001-07-18
CIK 946581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2001

OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from __________to__________


                         Commission File Number 0-29230

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                       51-0350842
(State of incorporation or organization)       (IRS Employer Identification No.)

575 Broadway, New York, NY                     10012
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code   (212) 334-6633

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

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

                                                                         Three months ended April 30,    Six months ended April 30,
                                                                             2001            2000           2001            2000
                                                                         ------------    ------------   ------------    ------------
                                                                                 (Unaudited)                    (Unaudited)

Net sales                                                                $     93,320    $     70,036   $    224,546    $    192,926
Cost of sales (includes impairment charge on Internet assets
  of $3,786,000)                                                               62,158          41,781        150,380         128,055
                                                                         ------------    ------------   ------------    ------------
         Gross profit                                                          31,162          28,255         74,166          64,871
                                                                         ------------    ------------   ------------    ------------

Operating expenses:
     Selling and marketing (includes impairment charge on Internet
        assets of $401,000)                                                    12,015           9,912         24,829          25,188
     General and administrative                                                 9,107           7,325         19,618          16,620
     Research and development costs                                             1,601           1,364          3,001           2,989
     Depreciation and amortization                                              4,208           2,173          7,222           3,576
                                                                         ------------    ------------   ------------    ------------
         Total operating expenses                                              26,931          20,774         54,670          48,373

         Income from operations                                                 4,231           7,481         19,496          16,498

Interest expense                                                                2,355           1,375          5,285           2,881
Loss on impairment of available-for-sale Internet securities                   20,754            --           20,754            --
                                                                         ------------    ------------   ------------    ------------
         Total interest expense and loss on impairment                         23,109           1,375         26,039           2,881

         (Loss) income before equity in loss of affiliate and income
              taxes                                                           (18,878)          6,106         (6,543)         13,617

Equity in loss of affiliate                                                      --               607           --               763
                                                                         ------------    ------------   ------------    ------------
         (Loss) income before income taxes                                    (18,878)          5,499         (6,543)         12,854

(Benefit) provision for income taxes                                           (6,954)          2,145         (2,369)          4,713
                                                                         ------------    ------------   ------------    ------------

         Net (loss) income                                               $    (11,924)   $      3,354   $     (4,174)   $      8,141
                                                                         ============    ============   ============    ============


Per share data:
     Basic:
         Weighted average common shares outstanding                        32,640,738      25,698,852     32,491,455      24,423,859
                                                                         ============    ============   ============    ============

                                                                         ------------    ------------   ------------    ------------
         Net (loss) income per share                                     $      (0.37)   $       0.13   $      (0.13)   $       0.33
                                                                         ============    ============   ============    ============

     Diluted:
         Weighted average common shares outstanding                        32,640,738      26,819,177     32,491,455      25,631,363
                                                                         ============    ============   ============    ============

                                                                         ------------    ------------   ------------    ------------
         Net (loss) income per share                                     $      (0.37)   $       0.13   $      (0.13)   $       0.32
                                                                         ============    ============   ============    ============



               The accompanying notes are an integral part of the
                   consolidated condensed financial statements

         Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the six months ended April 30, 2001 and  2000 (unaudited)
--------------------------------------------------------------------------------

(In thousands)

                                                                                          Six months ended April 30,
                                                                                          --------------------------
                                                                                             2001          2000
                                                                                          -----------   -----------
Cash flows from operating activities:
     Net (loss) income                                                                    $    (4,174)  $     8,141
     Adjustment to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                          7,222         3,576
         Loss on disposal of fixed assets                                                        --              99
         Net gain from eUniverse transactions                                                    --          (2,776)
         Loss on impairment of available-for-sale Internet securities                          20,754          --
         Impairment charge on Internet assets                                                   4,187          --
         Equity in loss of affiliate                                                             --             763
         Change in deferred tax asset                                                          (7,679)         --
         Provision for doubtful accounts                                                        6,704        (1,349)
         Provision for inventory                                                                    7           (42)
         Amortization of various expenses and discounts                                           522           226
         Tax benefit from exercise of stock options                                             1,057         1,941
         Changes in operating assets and liabilities, net of effects of acquisitions:
            Decrease in accounts receivable                                                    32,176        22,693
            Decrease in inventories, net                                                          171         2,136
            Increase in prepaid royalties                                                     (10,389)      (18,036)
            Increase in prepaid expenses and other current assets                              (8,724)         (419)
            Increase in capitalized software development costs                                   (529)       (1,189)
            Decrease in accounts payable                                                      (16,559)      (38,918)
            (Decrease) increase in accrued expenses                                            (1,424)        3,664
                                                                                          -----------   -----------
                         Net cash provided by (used in) operating activities                   23,322       (19,490)
                                                                                          -----------   -----------

Cash flows from investing activities:
     Purchase of fixed assets                                                                  (2,777)       (1,225)
     Other investments                                                                           --          (5,975)
     Acquisitions, net of cash acquired                                                        (4,300)       (4,274)
     Additional cash paid for prior acquisition                                                  --          (1,277)
                                                                                          -----------   -----------
                         Net cash used in investing activities                                 (7,077)      (12,751)
                                                                                          -----------   -----------

Cash flows from financing activities:
     Proceeds from private placements                                                            --          10,016
     Net (repayments) borrowings under lines of credit                                        (17,815)       12,036
     Proceeds on notes payable                                                                     40          --
     Proceeds from exercise of stock options and warrants                                       4,011         5,398
     Repayment of capital lease obligation                                                        (36)          (45)
                                                                                          -----------   -----------
                         Net cash (used in) provided by financing activities                  (13,800)       27,405
                                                                                          -----------   -----------

Effect of foreign exchange rates                                                                 (804)       (2,352)
                                                                                          -----------   -----------

                         Net increase (decrease) in cash for the period                         1,641        (7,188)
Cash and cash equivalents, beginning of the period                                              5,245        10,374
                                                                                          -----------   -----------
Cash and cash equivalents, end of the period                                              $     6,886   $     3,186
                                                                                          ===========   ===========


Supplemental disclosure of non-cash operating activities:
     Gain from DVDWave transactions                                                       $      --     $      (871)
                                                                                          ===========   ===========
     Gain from eUniverse transactions                                                     $      --     $    (1,905)
                                                                                          ===========   ===========
     Tax benefit from exercise of stock options                                           $     1,057   $     1,941
                                                                                          ===========   ===========


Supplemental information on businesses acquired:
     Fair value of assets acquired
         Cash                                                                             $      --     $       195
         Accounts receivable, net                                                               8,223           390
         Inventories, net                                                                       3,710          --
         Prepaid royalties                                                                       (707)         --
         Prepaid expenses and other assets                                                         34         4,899
         Property and equipment, net                                                              272         1,012
         Intangible asset                                                                       7,705          --
         Goodwill                                                                              44,601        83,291
     Less, liabilities assumed
         Line of credit                                                                       (10,841)         --
         Accounts payable                                                                     (12,447)       (7,268)
         Accrued expenses                                                                      (2,219)       (1,060)
         Other current liabilities                                                               (651)      (24,046)
         Stock issued                                                                         (13,380)      (48,980)
         Value of asset recorded                                                              (19,829)         --
         Direct transaction costs                                                                (171)         --
         Investment interest and purchase option                                                 --          (3,964)
                                                                                          -----------   -----------
Cash paid                                                                                       4,300         4,469
     Less, cash acquired                                                                         --            (195)
                                                                                          -----------   -----------
Net cash paid                                                                             $     4,300   $     4,274
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

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs as cost of sales is based on the greater of the proportion of current year sales to total estimated sales commencing with the title's release or the straight-line method. The Company continually evaluates the recoverability of capitalized costs. For the three and six months ended April 30, 2001, capitalized software costs of $389,000 were written off as cost of sales as part of the impairment charge as described in Footnote 7. For the three and six months ended April 30, 2000, capitalized software costs were written off by $240,000 and $249,000, respectively, to estimated net realizable value. Amortization of capitalized software costs amounted to $1,049,000 and $260,000 for the three months ended April 30, 2001 and 2000, respectively, and $1,941,000 and $329,000 for the six months ended April 30, 2001 and 2000, respectively.


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



3.   Income Taxes

The provisions for income taxes for the three and six months ended April 30, 2001 and 2000 are based on the Company's estimated annualized tax rate for the respective years after giving effect to the utilization of available tax credits and tax planning opportunities.


4.   Net Income per Share

The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the three and six months ended April 30, 2001 and 2000.


                                                                       Net (Loss)                       Per Share
                                                                        Income           Shares           Amount
                                                                     ------------     ------------     ------------
  (in thousands, except per share data)
  Three Months Ended April 30, 2001:

  Basic                                                              $    (11,924)      32,640,738     $       (.37)
  Effect of dilutive securities - Stock options and warrants                 --               --               --
                                                                     ------------     ------------     ------------
  Diluted                                                            $    (11,924)      32,640,738     $       (.37)
                                                                     ============     ============     ============

7.    Impairment charge on Internet assets

For the three months ended April 30, 2001, the Company recorded as cost of sales a non-cash impairment charge of $3,786,000 consisting of $2,350,000 relating to server maintenance technologies and $1,047,000 relating to multiplayer technologies developed by the Company's Neo Software ("Neo") development studio in connection with Online Pirates and $389,000 of capitalized software relating to other products to be developed by Neo, all of which the Company expected to deliver to Gameplay for online distribution. In addition, the Company recorded as selling and marketing expenses an impairment charge of $401,000 related to online sales promotions for our products to be delivered by Gameplay. Based on the substantial decline in the value of Gameplay shares, as well as a substantial deterioration in Gameplay's financial condition and business prospects, the Company determined that the software technologies and products that were to be delivered by Neo to Gameplay were impaired at April 30, 2001. The write-off of the impaired assets is not expected to have a material effect on our future revenues and results of operations.


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

As of April 30, 2001 and October 31, 2000, investments were summarized as follows (in thousands):



                                            April 30, 2001                       October 31, 2000
                                  ------------------------------------  ------------------------------------
                                       Current          Non-Current          Current          Non-Current
                                  ----------------  ------------------  ----------------  ------------------

Average cost                      $          2,206  $            4,136  $          2,896  $           33,084

Unrealized (losses) gains                     (492)                942                30              (4,597)
                                  ----------------  ------------------  ----------------  ------------------
Fair value                        $          1,714  $            5,078  $          2,926  $           28,487
                                  ================  ==================  ================  ==================

Overview

The Company is a leading global developer, publisher and distributor of interactive software games. The Company's software operates on PCs and video game consoles manufactured by Sony, Nintendo and Sega. The following table sets forth the percentages of publishing revenues derived from sales of titles for specific platforms during the periods indicated:

                                                         Three Months Ended                  Six Months Ended
                                                               April 30                           April 30
                                                    -------------------------------    ------------------------------
     Platforms                                            2001            2000             2001             2000
     ----------                                           ----            ----             ----             ----
     PC...........................................        33.9%           49.6%            34.0%            36.7%
     Sony PlayStation 2...........................        37.9             -               39.7               -
     Sony PlayStation.............................        24.6            23.5             17.5             36.5
     Nintendo GameBoy Color and 64................        (0.2)           11.7              1.8             12.8
     Sega Dreamcast...............................         0.3             8.0              1.9              5.7
     Accessories..................................         3.5             7.2              5.1              8.3
                                                    ---------------    ------------    -------------     ------------
                                                         100.0%          100.0%           100.0%           100.0%


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

Returns and Reserves. The Company's arrangements with customers for published titles require it to accept returns for stock balancing, markdowns or defects. The Company establishes a reserve for future returns of published titles based primarily on its return policies and historical return rates, and recognizes revenues net of returns. The Company's distribution arrangements with customers generally do not give them the right to return titles or to cancel firm orders. However, the Company sometimes accepts returns for stock balancing and negotiates accommodations to customers, which includes price discounts, credits and returns, when demand for specific titles fall below expectations. The Company's sales returns and allowances for the six months ended April 30, 2001 and 2000 were $28,283,000 and $15,373,000, respectively. The increased sales returns and allowances were due primarily to a change in product and customer mix. If future returns significantly exceed the Company's reserves, the Company's operating results would be adversely affected.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations:


                                                             Three Months Ended               Six Months Ended
                                                                  April 30,                      April 30,
                                                                  ---------                      ---------
                                                             2001           2000           2001           2000
                                                             ----           ----           ----           ----
Net sales ........................................           100.0%         100.0%         100.0%         100.0%
Cost of sales (1) ................................            66.6           59.7           67.0           66.4
Selling and marketing (2) ........................            12.9           14.2           11.1           13.1
General and administrative .......................             9.8           10.5            8.7            8.6
Research and development costs ...................             1.7            1.9            1.3            1.5
Depreciation and amortization ....................             4.5            3.1            3.2            1.9

Interest expense .................................             2.5            2.0            2.4            1.5
Loss on impairment of available-
 for-sale Internet securities ....................            22.2             --            9.2
Income taxes .....................................            (7.5)           3.1           (1.1)           2.4
Net income .......................................           (12.8)           4.8           (1.9)           4.2

(1) includes impairment charge on Internet assets of 4.0% and 1.7% for the three and six months ended April 30, 2001, respectively.

(2) includes impairment charge on Internet assets of 0.5% and 0.2% for the three and six months ended April 30, 2001, respectively.


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

Cost of Sales. Cost of sales increased by $ 20,377,000, or 48.8%, to $62,158,000 for the three months ended April 30, 2001 from $41,781,000 for the three months ended April 30, 2000. This increase was attributable to the Company's expanded operations and was commensurate with increased net sales. In addition, for this quarter, the Company recorded as cost of sales, amortization of approximately $3.7 million from prepaid royalties and capitalized software costs as compared to $2.0 million in the prior quarter. Excluding the charge described below, cost of sales as a percentage of net sales remained relatively constant. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

During the quarter, the Company also recorded as cost of sales, a non-cash impairment charge of $3,786,000 relating to a reduction in the value of certain Internet assets, including software technologies and products developed by the Company's Neo Software development studio, which the Company expected to deliver to Gameplay for online distribution. The write-off of the impaired assets is not expected to have a material effect on our future revenues and results of operations.

Selling and Marketing. Selling and marketing expenses increased by $2,103,000, or 21.2%, to $12,015,000 for the three months ended April 30, 2001 from $9,912,000 for the three months ended April 30, 2000. The increase was primarily attributable to increased product offerings and a non-cash impairment charge of $401,000 relating to online sales promotions for our products to be delivered by Gameplay. Selling and marketing expenses as a percentage of net sales decreased to 12.9% for the three months ended April 30, 2001 from 14.2% for the three months ended April 30, 2000. The decrease reflects the Company's continued efforts to achieve cost efficiencies.

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

Excluding the non-cash impairment charges described above, the Company achieved net income of $3,872,000 for the three months ended April 30, 2001, as compared to net income of $3,354,000 for the three months ended April 30, 2000. Including the impairment charges, the Company incurred a net loss of $11,924,000.


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

Cost of Sales. Cost of sales increased by $22,325,000, or 17.4%, to $150,380,000 for the six months ended April 30, 2001 from $128,055,000 for the six months ended April 30, 2000. This increase was attributable to the Company's expanded operations and was commensurate with increased net sales. For this period, the Company recorded as cost of sales, amortization of approximately $7.7 million from prepaid royalties and capitalized software costs as compared to $5.1 million in the prior period. Cost of sales as a percentage of net sales remained relatively constant.

During the six months ended April 30, 2001, the Company also recorded as cost of sales a non-cash impairment charge of $3,786,000 relating to a reduction in the value of certain Internet assets.

Selling and Marketing. Selling and marketing expenses decreased by $359,000, or 1.4%, to $24,829,000 for the six months ended April 30, 2001 from $25,188,000 for the six months ended April 30, 2000. Selling and marketing expenses as a percentage of net sales decreased to 11.1% for the six months ended April 30, 2001 from 13.1% for the six months ended April 30, 2000. The decrease in both absolute dollars and as a percentage of net sales was primarily attributable to higher expenses incurred in the prior comparable period offset by a non-cash impairment charge of $401,000 relating to online sales promotions for our products to be delivered by Gameplay.

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

Excluding the non-cash impairment charges described above, the Company achieved net income of $ 11,622,000 for the six months ended April 30, 2001, as compared to net income of $8,141,000 for the six months ended April 30, 2000. Including the impairment charges, the Company incurred a net loss of $4,174,000.

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