Form 10-Q
period 2001-07-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2001-09-14
CIK 946581

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF l934.

                  For the quarterly period ended July 31, 2001

OR

[ ] TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from __________to__________


                         Commission file number 0-29230

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
                  (Exact Name of Registrant as Specified in Its
                                    Charter)

Delaware                                    51-0350842
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

575 Broadway, New York, NY                  10012
(Address of principal executive offices)    (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 334-6633

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and(2) has been subject to such filing requirements for the past 90 days. Yes X No__

As of September 12, 2001, there were 36,631,308 shares of the registrant's Common Stock outstanding.

                      TAKE-TWO INTERACTIVE SOFTWARE, INC.
                          QUARTER ENDED JULY 31, 2001

                                     INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets - As of July 31, 2001 and October 31, 2000 (unaudited)              1

              Consolidated Condensed Statements of Operations - For the three months ended July 31, 2001 and 2000 and the nine months
                   ended July 31, 2001 and 2000 (unaudited)                                                             2

              Consolidated Condensed Statements of Cash Flows - For the nine months
                   ended July 31, 2001 and 2000 (unaudited)                                                             3

              Consolidated Condensed Statements of Stockholders' Equity -
                  For the year ended October 31, 2000 and the nine months ended July 31, 2001 (unaudited)               4

              Notes to Consolidated Condensed Financial Statements                                                      5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                    12

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                               20

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                        22

Item 2.       Changes in Securities                                                                                    22

Item 4.       Submission of Matters to a Vote of Security Holders                                                      22

Item 6.       Exhibits and Reports on Form 8-K                                                                         22

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of July 31, 2001 and October 31, 2000 (unaudited)
(In thousands, except share data)


ASSETS:                                                                    July 31, 2001   October 31, 2000
                                                                           -------------   ----------------
Current assets:
     Cash and cash equivalents                                                 $  15,346          $   5,245
     Accounts receivable, net of allowances of $15,735 and $9,102                 86,380            129,733
     Inventories, net                                                             52,674             44,922
     Prepaid royalties                                                            26,172             19,721
     Prepaid expenses and other current assets                                    14,987             10,387
     Investments                                                                   2,808              2,926
     Deferred tax asset                                                            8,345                666
                                                                               ---------          ---------
             Total current assets                                                206,712            213,600


Fixed assets, net                                                                 10,397              5,260
Prepaid royalties                                                                  9,174              1,303
Capitalized software development costs, net                                       10,526              9,613
Investments                                                                        5,007             28,487
Intangibles, net                                                                 112,994             90,505
Other assets                                                                       5,399              2,557
                                                                               ---------          ---------
             Total assets                                                      $ 360,209          $ 351,325
                                                                               =========          =========

LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable                                                          $  35,275          $  46,566
     Accrued expenses                                                             15,568             20,884
     Lines of credit, current portion                                             69,085             84,605
                                                                               ---------          ---------
             Total current liabilities                                           119,928            152,055

Loan payable, net of discount                                                         --             12,268
                                                                               ---------          ---------
             Total liabilities                                                   119,928            164,323
                                                                               ---------          ---------

Commitments and contingencies

Stockholders' equity
     Common stock, par value $.01 per share; 50,000,000 shares authorized;
         36,241,766 and 31,172,866 shares issued and outstanding                     362                312
     Additional paid-in capital                                                  210,196            157,738
     Deferred compensation                                                            --                 (5)
     Retained earnings                                                            39,600             43,365
     Accumulated other comprehensive loss                                         (9,877)           (14,408)
                                                                               ---------          ---------
             Total stockholders' equity                                          240,281            187,002
                                                                               ---------          ---------
             Total liabilities and stockholders' equity                        $ 360,209          $ 351,325
                                                                               =========          =========

         The accompanying notes are an integral part of the consolidated condensed financial statements.

         Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three months ended July 31, 2001 and 2000 (unaudited) and the nine months ended July 31, 2001 and 2000 (unaudited)
 (In thousands, except per share data)


                                                                            Three months ended July 31,   Nine months ended July 31,
                                                                                2001           2000          2001           2000
                                                                            ---------------------------   --------------------------
                                                                                      (Unaudited)               (Unaudited)

Net sales                                                                     $  84,502      $  71,472     $ 309,048      $ 264,398
Cost of sales (includes impairment charge on Internet assets of $3,786
     for the nine months ended July 31, 2001)                                    51,229         40,100       201,609        168,155
                                                                              ---------      ---------     ---------      ---------
         Gross profit                                                            33,273         31,372       107,439         96,243
                                                                              ---------      ---------     ---------      ---------

Operating expenses:
     Selling and marketing (includes impairment charge on Internet assets
         of $401 for the nine months ended July 31, 2001)                        12,057          9,055        36,886         34,243
     General and administrative                                                  11,297          9,106        30,915         25,726
     Research and development costs                                               1,984          1,657         4,985          4,646
     Depreciation and amortization                                                3,821          3,822        11,043          7,398
     One time charge related to abandoned offering                                   --          1,103            --          1,103
                                                                              ---------      ---------     ---------      ---------
         Total operating expenses                                                29,159         24,743        83,829         73,116

         Income from operations                                                   4,114          6,629        23,610         23,127

Interest expense                                                                  1,964          1,635         7,249          4,516
Gain on sale of subsidiary                                                         (651)            --          (651)            --
Loss on impairment of available-for-sale Internet securities                         --             --        20,754             --
                                                                              ---------      ---------     ---------      ---------
         Total interest expense, gain on sale and loss on impairment              1,313          1,635        27,352          4,516

         Income (loss) before equity in loss of affiliate, income taxes
             and extraordinary item                                               2,801          4,994        (3,742)        18,611

Equity in loss of affiliate                                                          --             --            --            763
                                                                              ---------      ---------     ---------      ---------
         Income (loss) before income taxes and extraordinary item                 2,801          4,994        (3,742)        17,848

Provision (benefit) for income taxes                                                882          1,545        (1,487)         6,258
                                                                              ---------      ---------     ---------      ---------
         Income (loss) before extraordinary item                                  1,919          3,449        (2,255)        11,590

Extraordinary loss on early extinguishment of debt, net of taxes of $925          1,510             --         1,510             --
                                                                              ---------      ---------     ---------      ---------

         Net income (loss)                                                    $     409      $   3,449     $  (3,765)     $  11,590
                                                                              =========      =========     =========      =========


Per share data:

     Basic:
         Weighted average common shares outstanding                              34,293         29,061        33,098         25,981
                                                                              =========      =========     =========      =========

         Net income (loss) before extraordinary item per share                $    0.06      $    0.12     $   (0.07)     $    0.45
         Extraordinary loss per share                                             (0.04)            --         (0.05)            --
                                                                              ---------      ---------     ---------      ---------
         Net income (loss) per share - Basic                                  $    0.01      $    0.12     $   (0.11)     $    0.45
                                                                              =========      =========     =========      =========


     Diluted:
         Weighted average common shares outstanding                              35,769         29,879        33,098         26,992
                                                                              =========      =========     =========      =========

         Net income (loss) before extraordinary item per share                $    0.05      $    0.12     $   (0.07)     $    0.43
         Extraordinary loss per share                                             (0.04)            --         (0.05)            --
                                                                              ---------      ---------     ---------      ---------
         Net income (loss) per share - Diluted                                $    0.01      $    0.12     $   (0.11)     $    0.43
                                                                              =========      =========     =========      =========

         The accompanying notes are an integral part of the consolidated condensed financial statements.

         Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows For the nine months ended July 31, 2001 and 2000 (unaudited)

(In thousands)

                                                                                          Nine months ended July 31,
                                                                                          --------------------------
                                                                                             2001           2000
                                                                                           --------       ---------

Cash flows from operating activities:
     Net (loss) income                                                                     $ (3,765)      $ 11,590
     Adjustment to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                       11,043          7,398
         Loss on disposal of fixed assets                                                       172            247
         Gain on sale of subsidiary                                                            (651)            --
         Net gain from eUniverse transactions                                                    --         (2,801)
         Loss on impairment of available-for-sale Internet securities                        20,754             --
         Impairment charge on Internet assets                                                 4,187             --
         Equity in loss of affiliate                                                             --            763
         Extraordinary loss on early extinguishment of debt, net of taxes                     1,510             --
         Change in deferred tax asset                                                        (7,679)          (353)
         Provision for doubtful accounts                                                      8,539         (1,732)
         Provision for Inventory                                                               (203)            (3)
         Amortization of various expenses and discounts                                         983            284
         Tax benefit from exercise of stock options                                           5,053          1,941
         Changes in operating assets and liabilities, net of effects of acquisitions:
            Decrease in accounts receivable                                                  43,248         30,009
            (Increase) decrease in inventories, net                                          (3,337)            88
            Increase in prepaid royalties                                                   (15,208)       (16,127)
            Increase in prepaid expenses and other current assets                            (4,593)        (2,166)
            Increase in capitalized software development costs                               (1,302)        (7,570)
            Increase in other assets                                                         (4,326)          (977)
            Decrease in accounts payable                                                    (23,437)       (39,767)
            Decrease in accrued expenses                                                     (6,740)        (8,082)
                                                                                           --------       --------
                        Net cash provided by (used in) operating activities                  24,248        (27,258)
                                                                                           --------       --------

Cash flows from investing activities:
     Net purchase of fixed assets                                                            (5,076)        (2,406)
     Other investment                                                                            --         (1,432)
     Acquisitions, net of cash acquired                                                      (4,069)        (4,262)
     Additional cash paid for prior acquisition                                                  --         (1,531)
                                                                                           --------       --------
                        Net cash used in investing activities                                (9,145)        (9,631)
                                                                                           --------       --------

Cash flows from financing activities:
     Net proceeds from private placements                                                    20,842         19,689
     Net repayments under lines of credit                                                   (28,848)        (9,658)
     (Repayment) Proceeds from loan payable                                                 (15,000)        15,000
     Proceeds from exercise of stock options and warrants                                    19,942          5,919
     Proceeds from issuance of stock of subsidiary                                               --          1,500
     Repayment of capital lease obligation                                                      (49)           (56)
                                                                                           --------       --------
                        Net cash (used in) provided by financing activities                  (3,113)        32,394
                                                                                           --------       --------

Effect of foreign exchange rates                                                             (1,889)        (3,248)
                                                                                           --------       --------

                        Net increase (decrease) in cash for the period                       10,101         (7,743)
Cash and cash equivalents, beginning of the period                                            5,245         10,374
                                                                                           --------       --------
Cash and cash equivalents, end of the period                                               $ 15,346       $  2,631
                                                                                           ========       ========


Supplemental disclosure of non-cash operating activities:
     Gain from Jack of All Games UK transaction                                            $   (651)      $     --
                                                                                           ========       ========
     Tax benefit from exercise of stock options                                            $  5,053       $  1,941
                                                                                           ========       ========

         The accompanying notes are an integral part of the consolidated condensed financial statements.

         Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows For the nine months ended July 31, 2001 and 2000 (unaudited)

(In thousands)

                                                                                          Nine months ended July 31,
                                                                                          --------------------------
                                                                                             2001           2000
                                                                                           --------       ---------

Supplemental information on businesses acquired:
     Fair value of assets acquired
         Cash                                                                              $    332       $    196
         Accounts receivables, net                                                            8,223          4,646
         Inventories, net                                                                     4,213             --
         Prepaid expenses and other assets                                                       94            643
         Prepaid royalties                                                                     (707)            --
         Property and equipment, net                                                            769          1,077
         Intangible asset                                                                    10,381             --
         Goodwill                                                                            44,601         90,391
     Less, liabilities assumed
         Line of credit                                                                     (13,330)            --
         Accounts payable                                                                   (13,115)        (7,268)
         Accrued expenses                                                                    (3,078)          (449)
         Deferred royalties                                                                      --        (15,927)
         Other current liabilities                                                               --         (8,167)
         Stock and warrants issued                                                          (13,952)       (56,566)
         Warrants issued                                                                          0
         Value of asset recorded                                                            (19,829)            --
         Direct transaction costs                                                              (201)          (154)
         Investment interest and purchase option                                                 --         (3,964)
                                                                                           --------       --------
Cash paid                                                                                     4,401          4,458
     Less, cash acquired                                                                       (332)          (196)
                                                                                           --------       --------
Net cash paid                                                                              $  4,069       $  4,262
                                                                                           ========       ========

During the nine months ended July 31, 2000, the Company paid $1,531 in cash and issued $161 in common stock related to a prior period acquisition. Such payments were capitalized and recorded as Goodwill.


         The accompanying notes are an integral part of the consolidated condensed financial statements.

         Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
For the year ended October 31, 2000 and the nine months ended July 31, 2001 (unaudited)

(In thousands)

                                                                                   Common Stock          Additional
                                                                             -----------------------      Paid-in       Deferred
                                                                               Shares        Amount       Capital     Compensation
                                                                             ---------     ---------     ---------    ------------


Balance, November 1, 1999                                                       23,086     $     231     $  67,345     $     (48)

Proceeds from exercise of stock options and warrants                             1,373            13         6,963            --

Amortization of deferred compensation                                               --            --            --            43

Issuance of common stock in connection with acquisitions                         4,222            43        55,218            --

Issuance of common stock in connection with private placements,
    net of issuance costs                                                        2,422            24        21,261            --

Issuance of common stock and warrants in connection with a debt financing          168             2         5,455            --

Retirement of common stock                                                         (98)           (1)       (1,249)           --

Tax benefit in connection with the exercise of stock options                        --            --         2,745            --

Foreign currency translation adjustment                                             --            --            --            --

Net unrealized loss on investments                                                  --            --            --            --

Net income                                                                          --            --            --            --
                                                                             ---------     ---------     ---------     ---------

Balance, October 31, 2000                                                       31,173     $     312     $ 157,738     $      (5)

Proceeds from exercise of stock options and warrants                             2,867            28        19,914            --

Amortization of deferred compensation                                               --            --            --             5

Issuance of common stock in connection with acquisitions                         1,466            14        13,967            --

Issuance of common stock in connection with private placements,
   net of issuance costs                                                         1,300            13        20,829

Acquisition of Treasury shares                                                    (564)           (5)       (7,305)           --

Tax benefit in connection with the exercise of stock options                        --            --         5,053            --

Foreign currency translation adjustment                                             --            --            --            --

Net unrealized gain on investments                                                  --            --            --            --

Net loss                                                                            --            --            --            --
                                                                             ---------     ---------     ---------     ---------

Balance, July 31, 2001                                                          36,242     $     362     $ 210,196     $      --
                                                                             =========     =========     =========     =========


                                                                                         Accumualted
                                                                                            Other
                                                                            Retained    Comprehensive                 Comprehensive
                                                                            Earnings       Income                        Income
                                                                           (Deficit)       (Loss)         Total          (Loss)
                                                                           ---------      ---------   -------------   -------------


Balance, November 1, 1999                                                  $  18,402     $    (827)    $  85,103      $  15,512

Proceeds from exercise of stock options and warrants                              --            --         6,976

Amortization of deferred compensation                                             --            --            43

Issuance of common stock in connection with acquisitions                          --            --        55,261

Issuance of common stock in connection with private placements,
    net of issuance costs                                                         --            --        21,285

Issuance of common stock and warrants in connection with a debt financing         --            --         5,457

Retirement of common stock                                                        --            --        (1,250)

Tax benefit in connection with the exercise of stock options                      --            --         2,745

Foreign currency translation adjustment                                           --        (9,014)       (9,014)        (9,014)

Net unrealized loss on investments                                                --        (4,567)       (4,567)        (4,567)

Net income                                                                    24,963            --        24,963         24,963
                                                                           ---------     ---------     ---------      ---------

Balance, October 31, 2000                                                  $  43,365     $ (14,408)    $ 187,002      $  11,382

Proceeds from exercise of stock options and warrants                              --            --        19,942

Amortization of deferred compensation                                             --            --             5

Issuance of common stock in connection with acquisitions                          --            --        13,981

Issuance of common stock in connection with private placements,
   net of issuance costs                                                                                  20,842

Acquisition of Treasury shares                                                    --            --        (7,310)

Tax benefit in connection with the exercise of stock options                      --            --         5,053

Foreign currency translation adjustment                                           --        (1,509)       (1,509)        (1,509)

Net unrealized gain on investments                                                --         6,040         6,040          6,040

Net loss                                                                      (3,765)           --        (3,765)        (3,765)
                                                                           ---------     ---------     ---------      ---------

Balance, July 31, 2001                                                     $  39,600     $  (9,877)    $ 240,281      $     766
                                                                           =========     =========     =========      =========


         The accompanying notes are an integral part of the consolidated condensed financial statements.

         Certain amounts have been reclassified for comparative purposes

              TAKE-TWO INTERACTIVE SOFTWARE, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Condensed Financial Statements



1.       Organization

Take-Two Interactive Software, Inc. (the "Company") develops, publishes and distributes interactive software games designed for PCs and video game console platforms.

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

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes.


Risk and Uncertainties

The Company's revenues are derived from software publishing and distribution activities, which are subject to increasing competition, rapid technological change and evolving consumer preferences, often resulting in the frequent introduction of new products and short product lifecycles. Accordingly, the Company's profitability and growth prospects depend upon its ability to continually acquire, develop and market new, commercially successful software products and obtain adequate financing, if required. If the Company fails to continue to acquire, develop and market commercially successful software products, its operating results and financial condition could be materially adversely affected in the near future.

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

Prepaid Royalties and Capitalized Software Development Costs

The Company's agreements with licensors and developers generally require it to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are amortized at the contractual royalty rate as cost of sales based on actual net product sales. The Company continually evaluates the future realization of prepaid royalties, and charges to cost of sales any amount that management deems unlikely to be realized at the contractual royalty rate. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. No prepaid royalties were written down for the three months ended July 31, 2001 and July 31, 2000. For the nine months ended July 31, 2001 and 2000, prepaid royalties were written down by $75,000 and $110,000, respectively, to estimated net realizable value. Amortization of prepaid royalties amounted to $3,836,000 and $3,743,000 for the three months ended July 31, 2001 and 2000, respectively, and $9,640,000 and $11,647,000 for the nine months ended July 31, 2001 and 2000, respectively.

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs as cost of sales is based on the greater of the proportion of current year sales to total estimated sales commencing with the title's release or the straight-line method. The Company continually evaluates the recoverability of capitalized costs. No capitalized software costs were written off for the three months ended July 31, 2001 while $389,000 was written off as part of an impairment charge for the nine months ended July 31, 2001. No capitalized software costs were written off for the three months ended July 31, 2000 while $249,000 were written off for the nine months ended July 31, 2000. Amortization of capitalized software costs amounted to $863,000 and $143,000 for the three months ended July 31, 2001 and 2000, respectively, and $2,804,000 and $472,000 for the nine months ended July 31, 2001 and 2000, respectively.

Revenue Recognition

Distribution revenue is derived from the sale of third-party software products, accessories and hardware and is recognized when the ownership and risk of loss pass to customers upon receipt of products by customers. Distribution revenue was $34,643,000 and $29,444,000 for the three months ended July 31, 2001 and 2000, respectively, and $149,090,000 and $123,418,000 for the nine months ended July 31, 2001 and 2000, respectively.

Publishing revenue is derived from the sale of internally developed software products or from the sale of products licensed from third-party developers and is recognized when the ownership and risk of loss pass to customers upon receipt of products by customers. Publishing revenue was $49,859,000 and $42,028,000 for the three months ended July 31, 2001 and 2000, respectively, and $159,958,000 and $140,980,000 the nine months ended July 31, 2001 and 2000, respectively.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company recognizes revenue upon persuasive evidence of an arrangement, the Company's fulfillment of its obligations under any such arrangement, and determination that collection is probable. The Company's payment arrangements with its customers are fixed at the time of sale, with primarily 60 day term and, to a limited extent, 30, 90 and 120 day terms to certain customers.

The AICPA issued SOP 98-9 Modification of SOP 97-2, "Software Revenue Recognition with respect to Certain Transactions." SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The adoption of SOP 98-9 did not have a material impact on the Company's financial statement.

The Company's distribution arrangements with customers generally do not give them the right to return products; however, the Company accepts product returns for stock balancing or defective products. In addition, the Company sometimes negotiates accommodations to customers, including price discounts, credits and product returns, when demand for specific products falls below expectations. The Company's publishing arrangements require the Company to accept product returns. The Company establishes a reserve for future returns based primarily on its return policies, markdown allowances and historical return rates, and recognizes sales net of product returns and allowances.

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

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142").

SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company is currently evaluating the expected impact of the adoption of SFAS 141 on the Company's financial condition and result of operations.

SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The provision of SFAS 142 will be effective for fiscal year beginning after December 15, 2001; however, early adoption is permitted in certain instances. The Company is currently evaluating the expected impact of the adoption of SFAS 142 on the Company's financial condition and results of operations.

Income Taxes

The provisions for income taxes for the three and nine months ended July 31, 2001 and 2000 are based on the Company's estimated annualized tax rate for the respective years after giving effect to the utilization of available tax credits and tax planning opportunities.

3.   Business Acquisition

In July 2001, the Company acquired all of the outstanding capital stock of Techcorp Limited, a Hong Kong based design and engineering firm specializing in video game accessories. In consideration, the Company issued 30,000 shares of restricted common stock (valued at $572,000) and paid $100,000 in cash. In connection with the acquisition, the Company recorded an intangible asset of $2,676,000 on a preliminary basis. The purchase of Techcorp Limited is not expected to have a significant effect on the Company's future operating results. The acquisition has been accounted for as a purchase.

4.       Business Disposition

In July 2001, the Company sold all of the outstanding capital stock of Jack of All Games UK, a video game distributor, to Jay Two Limited, an unaffiliated third-party controlled by Freightmasters Ltd., for approximately $215,000. In connection with the sale, the purchaser assumed net liabilities (net of expenses) of $436,000. The Company recorded a non-operating gain of $651,000 net of taxes relating to the sale. The sale of Jack of All Games UK is not expected to have a significant effect on the Company's future operating results.


5.   Income (Loss) per Share before Extraordinary Item

The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the three and nine months ended July 31, 2001 and 2000 (in thousands, except per share data).

                                                       Income
                                                    (Loss) from
                                                       before
                                                   Extraordinary                        Per Share
                                                        Item             Shares          Amount
                                                   -------------       ---------       -----------

Three Months Ended July 31, 2001:
  Basic                                                $  1,919           34,293         $   0.06
  Effect of dilutive securities - Stock options
     and warrants
                                                             --            1,476            (0.01)
                                                       --------         --------         --------
  Diluted                                              $  1,919           35,769         $   0.05
                                                       ========         ========         ========

Three Months Ended July 31, 2000:
  Basic                                                $  3,449           29,061         $   0.12

 Effect of dilutive securities - Stock options
     and warrants                                            --              818               --
                                                       --------         --------         --------
  Diluted                                              $  3,449           29,879         $   0.12
                                                       ========         ========         ========

Nine Months Ended July 31, 2001:
  Basic                                                $ (2,255)          33,098         $  (0.07)
  Effect of dilutive securities - Stock options
     and warrants                                            --               --               --
                                                       --------         --------         --------
  Diluted                                              $ (2,255)          33,098         $  (0.07)
                                                       ========         ========         ========

Nine Months Ended July 31, 2000:
  Basic                                                $ 11,590           25,981         $   0.45
  Effect of dilutive securities - Stock options
     and warrants                                            --            1,011            (0.02)
                                                       --------         --------         --------
  Diluted                                              $ 11,590           26,992         $   0.43
                                                       ========         ========         ========


As the Company reported loss for the nine months ended July 31, 2001, 1,186,000 (calculated based on a weighted average) of the total options and warrants outstanding for this period were anti-dilutive, and therefore, there was no reconciling items between basic and dilutive loss per share. The computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive.

6.   Extraordinary Net Loss on Early Extinguishment of Debt

In July 2001, the Company prepaid in full the outstanding subordinated indebtedness of $15 million and recorded an extraordinary charge of $1,510,000, net of taxes, or $0.04 per fully-diluted share during the quarter related to deferred financing costs and discount associated with this indebtedness.

7.       Inventory

As of July 31, 2001 and October 31, 2000, finished product inventory, net of allowance, consisted of $51,857,000 and $44,426,000, respectively. Parts and supplies consisted of $817,000 and $496,000 at July 31, 2001 and October 31, 2000, respectively.

8.   Private Placement

 In July 2001, the Company consummated the sale of 1,300,000 shares of common stock to institutional investors and received net proceeds of approximately $20,842,000.

9.       Investments

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

As of July 31, 2001 and October 31, 2000, investments were summarized as follows (in thousands):

                                       July 31, 2001                 October 31, 2000
                                 -------------------------      --------------------------
                                 Current       Non-Current       Current       Non-Current
                                 --------      -----------      --------       -----------

Average cost                     $  2,206        $  4,136        $  2,896        $ 33,084

Unrealized gains (losses)             602             871              30          (4,597)
                                 --------        --------        --------        --------
Fair value                       $  2,808        $  5,007           2,926        $ 28,487
                                 ========        ========        ========        ========

10.  Segment Reporting

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

Information about the Company's non-current assets in the United States and international areas as of July 31, 2001 and October 31, 2000 are presented below (in thousands):

                                     July 31, 2001    October 31, 2000
                                     -------------    ----------------
      Total Non-current Assets:
       United States                   $ 99,753           $ 87,018

       International
             United Kingdom              22,893             20,865
             All other Europe            22,897             25,924
             Other                        7,954              3,918
                                       --------           --------
                                       $153,497           $137,725
                                       ========           ========

Information about the Company's net sales in the United States and international areas for the three and nine months ended July 31, 2001 and 2000 are presented below (net sales are attributed to geographic areas based on product destination, in thousands):



                                         Three Months Ended              Nine Months Ended
                                              July 31                         July 31
                                   -------------------------        ------------------------
     Net Sales:                        2001           2000            2001             2000
                                       ----           ----            ----             ----
      United States                 $ 63,049        $ 48,624        $228,870        $168,469
      Canada                           4,509           2,644          13,381           9,111
      International
            United Kingdom             4,369           6,500          18,281          19,156
            All other Europe           9,568           7,874          39,071          56,767
            Asia Pacific               2,385           5,352           8,522          10,218
            Other                        622             478             923             677
                                    --------        --------        --------        --------
                                    $ 84,502        $ 71,472        $309,048        $264,398
                                    ========        ========        ========        ========


Information about the Company's net sales by product platforms for the three and nine months ended July 31, 2001 and 2000 are presented below (in thousands):


                                                      Three Months Ended            Nine Months Ended
                                                           July 31                      July 31
                                                 ---------------------------   ---------------------------
Platforms:                                           2001           2000           2001           2000
                                                 ------------   ------------   ------------   ------------
PC                                               $     27,209   $     27,553   $     73,598   $     70,306
Sony PlayStation 2                                     17,445             --         73,709             --
Sony PlayStation                                       13,328         14,234         59,221         81,801
Nintendo GameBoy Color,
GameBoy Advance and 64                                  9,343         11,694         26,561         44,013
Sega Dreamcast                                          1,169          4,713          9,609         14,327
Accessories                                             4,425          3,424         27,322         25,416
Hardware                                               11,583          9,854         39,028         28,535
                                                 ------------   ------------   ------------   ------------
                                                 $     84,502   $     71,472   $    309,048   $    264,398
                                                 ============   ============   ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement under the Securities Litigation Reform Act of 1995: The Company makes statements in this report that are considered forward-looking statements under federal securities laws. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to them. The words "expect," "anticipate," "believe," "may," "estimate," "intend" and similar expressions are intended to identify such forward looking statements. Forward looking statements involve risks, uncertainties and assumptions including, but not limited to: risks associated with future growth and operating results; the Company's ability to continue to successfully manage growth and integrate the operations of acquired businesses; the availability of adequate financing to fund periodic cash flow shortages; credit risks; seasonal factors; inventory obsolescence; technological change; competitive factors; product returns; failure of retailers to sell-through the Company's products; the timing of the introduction and availability of new hardware platforms; market and industry factors adversely affecting the carrying value of the Company's investments; and unfavorable general economic conditions (including the current economic downturn), any or all of which could have a material adverse effect on the Company's business, operating results and financial condition. Actual operating results may vary significantly from such forward-looking statements.

Overview

The Company's principal sources of revenues are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software or software licensed from third parties. Distribution revenues are derived from the sale of third-party software, accessories and hardware. Publishing activities generally generate significantly higher margins than distribution activities, with sales of PC software resulting in higher margins than sales of CDs or cartridges designed for video game consoles. The Company recognizes revenues from software sales upon receipt of products by customers.

The Company's arrangements with customers for published titles require it to accept returns for stock balancing, markdowns or defects. The Company establishes a reserve for future returns of published titles based primarily on historical return rates and current known circumstances, and recognizes revenues net of returns.

The Company's distribution arrangements with customers generally do not give them the right to return titles or to cancel firm orders. However, the Company sometimes accepts returns for stock balancing and negotiates accommodations to customers, which includes price discounts, credits and returns, when demand for specific titles fall below expectations. The Company's historical product return rate for its distribution business has been substantially less than for its publishing business.

Sales returns and allowances for the three months ended July 31, 2001 and 2000, were $11,427,000 and $6,146,000, respectively. The increase in sales returns and allowances was attributable to a change in product and customer mix, primarily an increase in publishing activities and an increase in the Company's North American customer base.

At July 31, 2001, the company's reserve against accounts receivable for returns, customer accommodations and doubtful accounts was $15,735,000, which the Company believes is adequate based on the size and nature of the its receivables at that date. However, if future returns and allowances significantly exceed the Company's reserves, the Company's operating results would be adversely affected.

The Company's agreements with licensors and developers generally require it to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are amortized at the contractual royalty rate as cost of sales based on actual net product sales. At July 31, 2001, the Company had prepaid royalties of $35,346,000, including $9,174,000 classified as non-current. The Company also capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs as cost of sales is based on the greater of the proportion of current year sales to total estimated sales commencing with the title's release or the straight-line method. At July 31, 2001, the Company had capitalized software development costs of $10,526,000. The Company continually evaluates the recoverability of capitalized costs. If the Company were required to write-off these payments or capitalized costs to a material extent in future periods, the Company's results of operations would be adversely affected.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations, and sets forth net sales by territory and platform:

                                                     Three Months Ended July 31,    Nine Months Ended July 31,
                                                     --------------------------     -------------------------

                                                        2001            2000           2001           2000
                                                     ----------      ----------     ----------     ----------

OPERATING DATA:

  Net sales                                             100.0%         100.0%         100.0%         100.0%

  Cost of sales                                          60.6           56.1           65.2           63.6

  Selling and marketing                                  14.3           12.7           11.9           13.0

  General and administrative                             13.4           12.7           10.0            9.7

  Research and development                                2.3            2.3            1.6            1.8

  Depreciation and amortization                           4.5            5.3            3.6            2.8

  Interest expense                                        2.3            2.3            2.3            1.7

  Impairment charge                                      --             --              6.7           --

  Provision (benefit) for income
  taxes                                                   1.0            2.2           (0.5)           2.4

  Extraordinary net loss on early
  extinguishment of debt                                  1.8           --              0.5           --

  Net income (loss)                                       0.5            4.8           (1.2)           4.4

NET SALES BY TERRITORY:
   North America                                         79.9%          71.7%          78.4%          67.2%

   International                                         20.1           28.3           21.6           32.8

PLATFORM MIX (publishing):

     Console                                             39.4%          26.5%          52.6%          40.9%

     PC                                                  52.7           53.1           39.8           41.6

     Hand-held                                           --              9.3            1.6            8.3

    Accessories                                           7.9           11.1            6.0            9.2

Three Months Ended July 31, 2001 and 2000

Net Sales. Net sales increased by $13,030,000, or 18.2%, to $84,502,000 for the three months ended July 31, 2001 from $71,472,000 for the three months ended July 31, 2000. The increase was attributable to growth in both publishing and distribution operations.

Publishing revenues increased by $7,831,000, or 18.6%, to $49,859,000 for the three months ended July 31, 2001 from $42,028,000 for the three months ended July 31, 2000. The increase was primarily attributable to the release of Max Payne for the PC and Rune: Viking Warlords for Sony PlayStation 2 during the current period. For the three months ended July 31, 2001, publishing activities accounted for approximately 59.0% of net sales.

For the current period, software products designed for PC platforms accounted for approximately 52.7% of publishing revenues as compared to 53.1% for the prior comparable period. Software products designed for video game console platforms accounted for 39.4% of publishing revenues as compared to 26.5% for the prior comparable period. The increase was primarily attributable to the continued sell-through of Sony PlayStation 2 titles, such as Midnight Club and Smuggler's Run. The Company expects that sales of video game console products will continue to account for a significant portion of its publishing revenues.

Distribution revenues increased by $5,199,000, or 17.7%, to $34,643,000 for the three months ended July 31, 2001 from $29,444,000 for the three months ended July 31, 2000. The increase was primarily attributable to the acquisition of VLM Entertainment Group, Inc. in November 2000. The Company expects that its distribution operations will continue to expand as a result of the anticipated introduction of next-generation hardware and software and the continued rollout of Sony PlayStation 2. For the three months ended July 31, 2001, distribution activities accounted for approximately 41.0% of net sales.

International operations accounted for approximately $16,944,000 or 20.1% of net sales for the three months ended July 31, 2001 compared to $20,204,000 or 28.3% for the three months ended July 31, 2000. The decrease in revenues from international operations was primarily attributable to a decrease in distribution revenues as a result of the Company's increase emphasis on expanding publishing activities in Europe, and the delay of the release of Rune:
Viking Warlords during the quarter. The Company expects that international sales will continue to account for a significant portion of its revenue.

Cost of Sales. Cost of sales increased by $11,129,000, or 27.8%, to $51,229,000 for the three months ended July 31, 2001 from $40,100,000 for the three months ended July 31, 2000. The increase was attributable to the Company's expanded operations and was commensurate with increased net sales. Cost of sales as a percentage of net sales increased to 60.6% for the three months ended July 31, 2001 from 56.1% for the prior comparable period. The increase in cost of sales as a percentage of net sales was due to higher margin licensing revenues generated in the quarter ended July 31, 2000. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and Marketing. Selling and marketing expenses increased by $3,002,000 to $12,057,000 for the three months ended July 31, 2001 from $9,055,000 for the three months ended July 31, 2000. Selling and marketing expenses as a percentage of net sales increased to 14.3% from 12.7% for the three months ended July 31, 2000. The increases in net sales were primarily attributable to increased advertising activities as a result of the Company's increase publishing activities.

General and Administrative. General and administrative expenses increased by $2,191,000 to $11,297,000 for the three months ended July 31, 2001 from $9,106,000 for the three months ended July 31, 2000. General and administrative expenses as a percentage of net sales remained relatively constant.
The increase in absolute dollars was attributable to increased salaries and rent necessary to support the Company's expanded operations. Included in general and administrative expenses were bad debt expense related to the bankruptcy of a customer.

Research and Development. Research and development costs increased by $327,000 to $1,984,000 for the three months ended July 31, 2001 from $1,657,000 for the three months ended July 31, 2000. Research and development costs as a percentage of net sales remained relatively constant. A substantial portion of the Company's research and development cost is expensed as cost of goods sold.

Depreciation and Amortization. Depreciation and amortization expense of $3,821,000 for the three months ended July 31, 2001 remained relatively constant.

Interest Expense. Interest expense increased by $329,000 to $1,964,000 for the three months ended July 31, 2001 from $1,635,000 for the three months ended July 31, 2000. The increase was attributable to increased borrowings.

Income Taxes. Income tax expense decreased by $663,000 to $882,000 for the three months ended July 31, 2001 from $1,545,000 for the three months ended July 31, 2000. The decrease was primarily attributable to lower pre-tax income.

Gain on Sale of Subsidiary. The Company recorded a non-operating gain of $651,000 on the sale of its Jack of All Games UK subsidiary during the quarter.

Extraordinary Loss on Early Extinguishment of Debt. The Company incurred an extraordinary charge of $1,510,000, net of taxes, upon the early repayment of $15 million of subordinated indebtedness during the quarter.

For the three months ended July 31, 2001, the Company achieved net income of $409,000 as compared to net income of $3,449,000 for the three months ended
July 31, 2000. Excluding the extraordinary charge and the gain on sale described above, the Company achieved net income of $1,268,000 for the three months ended July 31, 2001.

Nine Months Ended July 31, 2001 and 2000

Net Sales. Net sales increased by $44,650,000, or 16.9%, to $309,048,000 for the nine months ended July 31, 2001 from $264,398,000 for the nine months ended July 31, 2000. The increase in net sales was attributable to growth in both the publishing and distribution operations.

Publishing revenues increased by $18,978,000, or 13.5%, to $159,958,000 for the nine months ended July 31, 2001 from $140,980,000 for the nine months ended July 31, 2000. This increase was primarily attributable to increased sales of Sony PlayStation 2 titles. For the nine months ended July 31, 2001, publishing activities accounted for approximately 51.8% of net sales.

For the nine months, software products designed for PC platforms accounted for approximately 39.8% of publishing revenues as compared to 41.6% for the prior comparable period. For the nine months ended

July 31, 2001, software products designed for video game console platforms accounted for 52.6% of the Company's publishing revenues as compared to 40.9% for the nine months ended July 31, 2000.

Distribution revenues increased by $25,672,000, or 20.8%, to $149,090,000 for the nine months ended July 31, 2001 from $123,418,000 for the nine months ended July 31, 2000. This increase was primarily attributable to the acquisition of VLM Entertainment Group, Inc. in November 2000. For the nine months ended July 31, 2001, distribution activities accounted for approximately 48.2% of net sales.

International operations accounted for approximately $66,797,000 or 21.6% of the net sales for the nine months ended July 31, 2001 compared to $86,818,000 or 32.8% for the nine months ended July 31, 2000. The decrease in revenues from international operations was primarily attributable to a decrease in distribution revenues as a result of the Company's increase emphasis on expanding publishing activities in Europe.

Cost of Sales. Cost of sales increased by $33,454,000, or 19.9%, to $201,609,000 for the nine months ended July 31, 2001 from $168,155,000 for the nine months ended July 31, 2000. This increase was attributable to the Company's expanded operations and was commensurate with increased net sales. During the nine months ended July 31, 2001, the Company also included as cost of sales a non-cash impairment charges of $3,786,000 relating to a reduction in the value of certain Internet assets. Cost of sales as a percentage of net sales remained relatively constant.

Selling and Marketing. Selling and marketing expenses increased by $2,634,000 to $36,886,000 for the nine months ended July 31, 2001 from $34,243,000 for the nine months ended July 31, 2000. Selling and marketing expenses as a percentage of net sales decreased to 11.9% for the nine months ended July 31, 2001 from 13.0% for the nine months ended July 31, 2000.

General and Administrative. General and administrative expenses increased by $5,189,000 to $30,915,000 for the nine months ended July 31, 2001 from $25,726,000 for the nine months ended July 31, 2000. The increase was attributable to increased salaries, rent, and professional fees to support the Company's expanded operations. General and administrative expenses as a percentage of net sales remained relatively constant.

Research and Development. Research and development costs increased by $339,000 to $4,985,000 for the nine months ended July 31, 2001 from $4,646,000 for the nine months ended July 31, 2000 and remained relatively constant as a percentage of net sales.

Depreciation and Amortization. Depreciation and amortization expense increased by $3,645,000 to $11,043,000 for the nine months ended July 31, 2001 from $7,398,000 for the nine months ended July 31, 2000. The increase was due to higher amortization of intangible assets from acquisitions.

Interest Expense. Interest expense increased by $2,733,000 to $7,249,000 for the nine months ended July 31, 2001 from $4,516,000 for the nine months ended July 31, 2000. The increase was attributable to increased borrowings.

Loss on Impairment of Available-For-Sale Internet Securities. During the nine months ended July 31, 2001, the Company incurred a non-recurring non-cash impairment charge of $20,754,000 relating to its investments in Gameplay, eUniverse and Entertainment Brands. The loss was attributable to an other than temporary decline in the value of these investments.

Income Taxes. For the nine months ended July 31, 2001, the Company recorded a net income tax benefit of $1,487,000 as compared to a net income tax provision of $6,258,000 for the nine months ended July 31, 2000. This decrease resulted from a tax benefit recorded relating to the impairment charges described above.

Gain on Sale of Subsidiary. During the nine months ended July 31, 2001, the Company recorded a non-operating gain of $651,000 on the sale of Jack of All Games UK.

Extraordinary Loss on Early Extinguishment of Debt. During the nine months ended July 31, 2001, the Company incurred an extraordinary charge of $1,510,000, net of taxes, upon the early repayment of $15 million of subordinated indebtedness.

For the nine months ended July 31, 2001, the Company incurred a net loss of $3,765,000 as compared to net income of $11,590,000 for the nine months ended July 31, 2000. Excluding the non-cash impairment charges, the extraordinary charge and the gain on sale described above, the Company achieved net income of $12,890,000 for the nine months ended July 31, 2001.

Liquidity and Capital Resources

The Company's primary cash requirements have been and will continue to be to fund the acquisition, development, manufacture, distribution and publishing of software products. The Company has historically satisfied its working capital requirements primarily through the cash flow from operations, issuance of debt and equity securities and bank borrowings. At July 31, 2001, the Company had working capital of $86,784,000 as compared to working capital of $61,545,000 at October 31, 2000.

The Company's cash and cash equivalents increased $10,101,000, to $15,346,000 at July 31, 2001, from $5,245,000 at October 31, 2000. The increase is primarily attributable to $24,248,000 of cash provided by operating activities, partially offset by $9,145,000 used in investing activities and $3,113,000 used in financing activities.

Net cash provided by operating activities for the nine months ended July 31, 2001 was $24,248,000 compared to net cash used in operating activities of $27,258,000 for the nine months ended July 31, 2000. The increase in net cash was primarily attributable to decreased accounts receivable and prepaid royalties as well as an increase in accounts payable. Net cash used in investing activities for the nine months ended July 31, 2001 was $9,145,000 as compared to net cash used in investing activities of $9,631,000 for the nine months ended July 31, 2000. Net cash used in investing activities reflects the Company's continued investment in product development. Net cash used in financing activities for the nine months ended July 31, 2001 was $3,113,000 as compared to net cash provided by financing activities of $32,394,000 for the nine months ended July 31, 2000. The increase in net cash used in financing activities was primarily attributable to the repayment of indebtedness.

In February 2001, the Company's European subsidiary, entered into a credit facility agreement with Lloyds TSB Bank plc ("Lloyds") under which Lloyds agreed to make available borrowings of up to $25,000,000. The outstanding balance and available credit under the revolving line of credit was $13,085,000 and $24,000 respectively, as of July 31, 2001. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank's base rate, and are guaranteed by the Company. The credit facility expires in December 2001.

In December 1999, the Company entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent, which currently provides for borrowings of up to $75,000,000. The Company may increase the credit line up to $85,000,000 subject to certain conditions. Interest accrues on advances at the bank's prime rate plus 0.5% or at LIBOR plus 2.5%. Borrowings under the line of credit are collaterized by substantially all of the Company's assets. In addition to certain financial covenants, the loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens or incurring additional indebtedness. The line of credit expires on December 7, 2002. The outstanding balance and available credit under the revolving line of credit was $56,000,000 and $17,620,000, respectively, as of July 31, 2001.

In July 2001, the Company consummated the sale of 1,300,000 shares of common stock and received net proceeds of approximately $20.8 million. The Company used the proceeds to repay in full $15 million of subordinated indebtedness bearing interest at the rate of 12.5% per annum, and reduced its other indebtedness.

During the nine months ended July 31, 2001, the proceeds generated from the exercise of stock options and warrants were $19,942,000.

The Company's accounts receivable less allowance at July 31, 2001 was $86,380,000. No single customer accounted for more than 10% of the receivable balance at July 31, 2001. Most of the Company's receivables are covered by insurance and generally the Company has been able to collect its receivables in the ordinary course of business. The Company does not hold any collateral to secure payment from customers. As a result, the Company is subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect its accounts receivable as they become due and such accounts are not covered by insurance, the Company could be required to increase its allowance for doubtful accounts, which could adversely affect its liquidity and working capital position.

The Company's inventory less allowance at July 31, 2001 was $52,674,000. The Company has purchased increased levels of inventory to support an expanding customer base in North America.

The Company expects to incur costs and expenses of approximately $2 million during fiscal 2001 associated with software and hardware upgrades to its accounting systems. In addition, the Company expects to spend approximately $1 million in connection with various leasehold improvements to its facilities. Other than the foregoing, the Company has no material commitments for capital expenditures.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of the Company's net sales. For the three months ended July 31, 2001, and 2000, sales in international markets accounted for approximately 20.1% and 28.3%, respectively, of the Company's net sales. For the nine months ended July 31, 2001, and 2000, sales in international markets accounted for approximately 21.6% and 32.8%, respectively, of the Company's net sales. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risks in the ordinary course of its business, primarily risks associated with interest rate and foreign currency fluctuations and possible impairment of the carrying values of the Company's investments.

Historically, fluctuations in interest rates have not had a significant impact on the Company's operating results. At July 31, 2001, the Company had $69,085,000 in outstanding variable rate indebtedness. A hypothetical 1% increase in the interest rate of the Company's variable rate debt would increase annual interest expense by approximately $691,000 as of July 31, 2001.

The Company transacts business in foreign currencies and is exposed to risk resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter. Translation adjustments are included as a separate component of stockholders' equity. For the nine months ended July 31, 2001, the Company's foreign currency translation adjustment loss was $1,509,000. A hypothetical 10% change in applicable currency exchange rates at July 31, 2001 would result in a material translation adjustment. The Company purchases currency forward contracts to a limited extent to seek to minimize the Company's exposure to fluctuations in foreign currency exchange rates.

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

At July 31, 2001, the Company held 8,869,407 shares of common stock of Gameplay.com plc with a fair value of approximately $193,000 and was recorded as non-current. The Company recorded an unrealized loss of $160,000 as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

At July 31, 2001, the Company held 2,269,333 shares of eUniverse Inc. with fair value of approximately $7,622,000, $2,808,000 of which was recorded as current and $4,814,000 was recorded as non-current. The Company recorded an unrealized gain of $1,633,000 as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any material legal proceedings.

Item 2.  Changes in Securities

From May 2001 to July 2001, 544,000 options from the 1997 Stock Option Plan were granted at exercise prices ranging from $13.9 to $15.5.

In July 2001, the Company issued 30,000 shares in connection with the acquisition of Techcorp Limited.

In July 2001, the Company issued 1,300,000 shares of common stock in a private placement to nine institutional investors and received proceeds of $20.8 million net of $1.4 million of selling commissions and offering expenses. Commerzbank Securities and Gerard Klauer Mattison & Co., Inc acted as placement agents in connection with the offering.

In connection with the above securities issuances, the Company relied on Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting on June 21, 2001. At the meeting Ryan A. Brant, Kelly Sumner, Paul Eibeler, Oliver R. Grace, Jr., Mark Lewis, Don Leeds and Robert Flug were elected as directors. Mr. Brant received 17,492,608 votes for and 2,856,190 votes withheld; Mr. Sumner received 20,286,840 votes for and 61,958 votes withheld; Mr. Eibeler received 17,493,008 votes for and 2,855,790 votes withheld; Mr. Grace received 20,286,540 votes for and 62,258 votes withheld; Mr. Lewis received 20,286,840 votes for and 61,958 votes withheld; Mr. Leeds received 17,493,308 votes for and 2,855,290 votes withheld; and Mr. Flug received 17,493,008 votes for and 2,855,790 votes withheld. In addition, the stockholders voted 16,017,723 for and 3,833,179 against, with 497,896 abstentions, to increase the number of shares of common stock available under the Company's 1997 Stock Option Plan from 5,000,000 to 6,500,000.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
         None

         (b)Reports on Form 8-K
         None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Take-Two Interactive Software, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14 day of September 2001.

                                        TAKE-TWO INTERACTIVE SOFTWARE, INC.


                                        By: /s/ Kelly Sumner
                                            -------------------------------
                                            Kelly Sumner
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                        By: /s/ James H. David Jr.
                                            -------------------------------
                                            James H. David Jr.
                                            Chief Financial Officer
                                            (Principal Financial Officer)