Form 10-K
period 2001-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2002-02-12
CIK 946581

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K

         |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2001

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

                          Common Stock, $.01 par value

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the Registrant's common stock held by non-affiliates as of January 22, 2002 was approximately $668,160,000. As of January 22, 2002, there were 36,807,713 shares of the Registrant's common stock outstanding.

                      Documents Incorporated by Reference:

                   Proxy Statement Relating to Annual Meeting
                          (incorporated into Part III)

================================================================================

                                     PART I

Item 1.  Business.


         On December 17, 2001, Take-Two Interactive Software, Inc. announced its intention to restate its financial statements for the fiscal year ended October 31, 2000 and the interim quarters of fiscal 2001. All financial data in this Report reflects the effects of this restatement for fiscal 2000, each of the quarters in such year and the interim quarters of fiscal 2001. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for details regarding the restatement, Item 3. Legal Proceedings for a discussion of a related investigation and Notes 2 and 20 of Notes to Consolidated Financial Statements.

General

         We develop, publish and distribute interactive software games worldwide. Our software operates on personal computers and video game consoles manufactured by Sony, Nintendo and Microsoft. We develop software internally and engage third parties to develop games on our behalf. We publish our products under our Rockstar Games, Gathering of Developers, Talonsoft and Take-Two labels. We were ranked number three by NPDFunworld among all video game publishers in North America for 2001.

         Our Rockstar Games subsidiary recently released Grand Theft Auto 3 for Sony's PlayStation(R)2. According to NPDFunworld, Grand Theft Auto 3 was ranked the number one selling video game across all platforms in North America for 2001. We also recently released Max Payne for Microsoft's Xbox and Sony's PlayStation(R)2, and we have a strong line-up of additional PlayStation 2 titles, including State of Emergency and a sequel to the popular Midnight Club. Our Gathering of Developers subsidiary also expects to bring several PC games to market, such as the highly anticipated Duke Nukem Forever.

         Our Jack of All Games domestic distribution subsidiary sells our software as well as third-party software, hardware and accessories to retail outlets in the United States. Our customers in the United States include Wal-Mart, Gamestop, Best Buy, Circuit City, Electronics Boutique, Toys "R" Us and Blockbuster, as well as other leading national and regional drug store, supermarket and discount store chains and specialty retailers.

         We also have sales, marketing and publishing operations in the United Kingdom, France, Germany, Austria, Denmark, Italy, Australia, Canada and Japan.

The Industry

         A large and growing installed base of video game consoles and advanced PCs combined with expanding gameplayer demographics have driven demand for interactive entertainment software in recent years. The Interactive Digital Software Association (IDSA) estimates that 60% of all Americans, or approximately 145 million people, play video games on a regular basis. According to Euromonitor, worldwide sales of consoles, console games and games for the PC grew from $17 billion in 1996 to $27 billion in 2000.

         Demand for interactive entertainment software is expected to increase due to the increased penetration of PC and console platforms, the increased installed base of next-generation platforms and broadening consumer demographics. The International Data Corporation (IDC) estimates that approximately 53% of all households in the United States will own a PC by 2002. According to IDC, the household penetration rate for video game consoles today is approximately 46%, and is expected to increase.

         Historically, the interactive entertainment software industry has experienced rapid and sustained periods of growth coinciding with the release of successive generations of game console platforms. The industry has recently transitioned to next-generation platforms, which began with the release of Sony's PlayStation 2 in 2000 and continued with the recent release of Nintendo's Game Boy Advance, Microsoft's Xbox and Nintendo's GameCube in 2001. Demand for these new platforms is expected to be significant due to their ability to offer one or more of the following features:

         o More powerful and realistic graphics and game play through 128-bit technology;

         o Backwards compatibility (the ability to play the platforms' previous generation of games); and

         o Broad entertainment capabilities, including Internet access and the ability to watch DVD movies and play compact discs.

         Interactive entertainment software has increasingly become a mainstream entertainment choice for a maturing, technologically sophisticated audience. According to IDSA, 58% of Americans who play video games are over the age of 18, of which 43% are female. Additional catalysts for growth include mass market penetration of budget titles and the emergence of non-traditional retail channels such as drug stores and supermarkets.

Software Products

         We publish titles with potential for broad consumer appeal. We plan to deliver game content for both PC and console markets, particularly for next-generation platforms with potential for significant market penetration, including the following titles:


Title                                 Platform         Genre                    Description
-----                                 --------         -----                    -----------
State of Emergency                    PS2              Action                   Fight for freedom and justice.

Duke Nukem Forever                    PC, Xbox, GBA    First-person shooter     The return of video game's ultimate action
                                                                                hero.

Mafia                                 PC, Xbox         Third-person role        Chicago. The 1930's. Prohibition. The real
                                                       playing                  American underworld.

Serious Sam:                          PC, GameCube,    First person shooter     Sequel to the Gamesport game of the year.
 Second Encounter                     GBA

Austin Powers                         GBA, PS2         Third-person             The international man of mystery is back, baby,
                                                       action/adventure/        yeah!
                                                       comedy

Age of Wonder 2                       PC               Strategy                 Sequel to the popular fantasy/strategy game.


Hidden & Dangerous 2                  PC, PS2          Military                 Tactics and intense action combine in
                                                                                behind-enemy-lines thriller.

Midnight Club 2                       PS2              Urban racing             Sequel to the hit urban racing game.

Grand Theft Auto 3                    PC               Action                   The global mega hit makes its way to the PC.

Smuggler's Run 2                      GameCube         Adventure Racing         The off-road franchise returns.


MTV's Celebrity                       PS2              Fighting                 MTV's smash hit goes interactive.
 Deathmatch

Austin Powers Pin Ball                PS               Arcade                   Adventure with everyone's favorite psychedelic
                                                                                superstar.

Spec Ops:                             PS               Action                   The number one military franchise returns.
 Airborne division

Family Feud                           GameCube         Game Show                The popular game show comes to GameCube.

Arrangements with Major Platform Manufacturers

         We have entered into license agreements with Sony, Nintendo and Microsoft to develop and publish software for the PlayStation, PlayStation 2, Nintendo 64, Color Gameboy, Gameboy Advance, Nintendo GameCube and Xbox in North America and Europe. We are not required to obtain any licenses to develop titles for the PC.

         We entered into a Licensed Publisher Agreement with Sony Computer Entertainment America, Inc. in May 2000. Under the agreement, Sony granted us the right and license to develop, market, publish and distribute software titles for the PlayStation 2 in North America. The agreement requires us to submit products to Sony for its approval. The agreement provides for Sony to be the exclusive manufacturer of our products for the PlayStation 2 and for us to pay royalties to Sony based on the number of units manufactured.

         The agreement with Sony expires in March 2003 and is automatically renewable for successive one-year terms, unless terminated by Sony in the event of a breach by us or our bankruptcy or insolvency. Sony may also terminate the agreement on a title-by-title basis. Upon expiration or termination of all of our publishing agreements with Sony (including those discussed below), we have certain rights to sell off existing inventories. We also entered into a similar three-year agreement with Sony in March 2000 for PlayStation 2 covering European territories.

         We entered into a four-year Licensed Publisher Agreement with Sony in March 1999 under which Sony granted us the right and license to develop, market, publish and distribute software titles for the PlayStation in North America. We also entered into a similar agreement with Sony for Playstation in February 1999 covering European territories.

         We entered into a Publisher License Agreement with Microsoft in December 2000. Under the agreement, Microsoft granted us the right and license to develop, market, publish and distribute software titles for Microsoft's Xbox in territories to be determined on a title-by-title basis. The agreement requires us to submit products to Microsoft for its approval and for us to make royalty payments to Microsoft based on the number of units manufactured. Products for the Xbox must be manufactured by pre-approved manufacturers. The agreement may be terminated by either party in the event of a material breach. Microsoft may also terminate the agreement on a title-by-title basis. Upon expiration or termination of the agreement, we have certain rights to sell-off existing inventories.

         We entered into a three-year Confidential License Agreement with Nintendo in November 2001. Under the agreement, Nintendo granted us the right and license to develop, market, publish and distribute software for Nintendo's GameCube in the western hemisphere. The agreement requires us to submit products to Nintendo for its approval. The agreement also provides for Nintendo to be the exclusive manufacturer of our products and for us to make royalty payments to Nintendo based on the number of units manufactured. The agreement may be terminated by either party in the event of a breach and may be terminated by Nintendo in the event of our bankruptcy. Upon termination of all of our agreements with Nintendo (including those discussed below), we have certain rights to sell off existing inventories. We also entered into a similar three-year agreement with Nintendo in November 2001 for GameCube covering European territories.

         We entered into a three-year agreement with Nintendo in July 2001, granting us the right and license to develop software for Nintendo's GameBoy Advance in the Western Hemisphere. In October 2001, we entered into a similar three-year agreement with Nintendo for European territories. In addition, in March 1999 we entered into an agreement with Nintendo granting us the right and license to develop software for the Nintendo GameBoy, GameBoy Color and GameBoy Pocket handheld game systems. In February 1998, we entered into agreements with Nintendo granting us the right and license to develop software for Nintendo 64 in the United States and Europe.

Software Development and Licensing

         We develop software titles through our internal development studios, Talonsoft, Rockstar Canada, DMA Design Limited, the developer of Grand Theft Auto 3, and PopTop Software, the developer of Railroad Tycoon 2 and Tropico. We also maintain a development studio focusing on games for the Nintendo GameBoy Color platform in the United Kingdom under the name Tarantula, as well as a recently acquired development studio in Austria under the name Neo. As of October 31, 2001, our internal development studios and product development department employed 214 personnel with the technical capabilities to develop and localize (translate into foreign languages) software titles for all major game platforms and territories.

         For the years ended October 31, 2001, 2000 and 1999, we incurred costs of $6,190,000, $5,668,000 and $5,263,000 on research and development relating to our software titles. Additionally, for the years ended October 31, 2001, 2000 and 1999, we capitalized software development costs of $6,490,000, $8,837,000 and $1,901,000.

         Many of our software titles are developed by third parties. As a result of our acquisition of Gathering of Developers in fiscal 2000, we have established relationships with software developers, including Apogee Software a/k/a 3D Realms, the creator of the Duke Nukem' franchise, Ritual Entertainment, Terminal Reality, Epic MegaGames and Remedy Entertainment. We have entered into agreements with certain of these developers, as well as other developers such as Angel Studios and Illusions Software, to develop software products on our behalf.

         Agreements with developers generally give us exclusive publishing and marketing rights and require us to make advance royalty payments, pay royalties based on product sales and satisfy other conditions. Royalty advances for software titles are recoupable only against royalties otherwise due to developers. Our agreements with developers generally provide us with the right to monitor development efforts and to cease making advance payments if specified development milestones are not satisfied. We monitor the level of advances in light of expected sales for the related titles and write off unrecoverable advances to cost of sales in the period in which we determine the advance will not be fully recouped.

         In May 1998, we entered into an agreement with Apogee Software to develop two games based on the Max Payne character. The agreement grants us the exclusive worldwide right to publish Max Payne and a sequel on PC platforms. The agreement requires us to pay royalties and satisfy other conditions and grants Apogee approval rights with respect to products under development. The agreement may be terminated by either party in the event of a material breach or default.

         In July 2001, we entered into a letter agreement with Apogee granting us the exclusive right to develop and publish Max Payne for video game console platforms. The agreement requires us to make recoupable royalty advances and pay royalties to Apogee. We internally developed and released Max Payne for Microsoft's Xbox and Sony's PlayStation 2 in December 2001.

         We actively seek to acquire licenses for well-recognized properties. In December 2000, we acquired the exclusive worldwide publishing rights to the best-selling franchise of Duke Nukem' PC and video games, including the back catalog rights to six products, as well as PC, console and sequel rights to Duke Nukem' Forever, the sequel to the popular Duke Nukem' 3D developed by Apogee Software.

         We also acquired the exclusive worldwide rights from New Line Productions to publish and distribute titles based on Austin Powers movies, the exclusive rights from MTV to develop titles based on MTV's properties and certain rights from Microsoft, including all of the rights to Oni and Myth and the right to develop two products utilizing the Halo game engine. Among our titles, we own all right, title and interest to all of the intellectual properties associated with the Grand Theft Auto product franchise, and we develop Grand Theft Auto products internally. We expect to launch another major addition to the Grand Theft Auto franchise in 2002.

         In 2000, we pursued an Internet strategy, which included our entry into online gaming markets through the acquisition of assets consisting of broadband, multiplayer and other online gaming technologies. We were unable to successfully implement this strategy, and we sold or wrote off certain of these assets. We are currently focusing on potential multiplayer opportunities for our publishing content.

Sales and Marketing

         We sell software titles to retail outlets in the United States and Europe through direct relationships with large retail customers and third-party distributors. Our customers in the United States include Wal-Mart, Gamestop, BestBuy, Circuit City, Electronics Boutique, Toys "R" Us and Blockbuster as well as other leading mass merchandisers; video, electronic and toy stores; national and regional drug stores; supermarket and discount store chains; and specialty retailers. Our European customers include Dixons, Electronics Boutique and Karstadt. We have sales and marketing operations in the United Kingdom, France, Germany, Austria, Denmark, Italy, Australia, Canada and Japan.

         Our marketing and promotional efforts are intended to maximize exposure and broaden distribution of our titles, promote brand name recognition, assist retailers and properly position, package and merchandise our titles. We market titles by implementing aggressive public relations campaigns, primarily using print and on-line advertising and to a lesser extent television and radio spots.

         Our Rockstar Games subsidiary actively pursues relationships with participants in the music and entertainment industries. We believe that the shared demographics between various media and some of the software titles marketed by Rockstar Games provide excellent cross-promotional opportunities. We have been working with popular recording artists to create sophisticated game soundtracks, have entered into agreements to license high-profile names and likenesses, and have arrangements for co-branding opportunities. Our goal is to accelerate the acceptance of our titles, create brand awareness and develop a greater number of franchise titles.

         We also employ various other marketing methods designed to promote consumer awareness, including in-store promotions and point-of-purchase displays, direct mail, cooperative advertising, as well as attendance at trade shows. As of October 31, 2001, we had a sales and marketing staff of 150 persons.

Distribution

         We distribute our own titles, as well as third-party titles and hardware through our subsidiaries. We distribute three major categories of third-party console products, consisting principally of hardware; newly released and popular software titles; and budget and catalog software titles. We seek to maintain a balance among these product categories in order to maximize sales and operating performance.

         For the year ended October 31, 2001, the sale of third-party products accounted for approximately 46.1% of our total revenues, with sales to our five largest customers aggregating approximately 20.9% of our total revenues. No single customer accounted for more than 10% of our total revenues during this period.

         We procure products from suppliers using standard purchase orders based on our assessment of market demand, as well as pre-orders from retailers. We generally do not have any long-term agreements with our suppliers, and carry inventory quantities that we believe are necessary to provide rapid response time to retailer orders. We utilize electronic data interchange, or EDI, with many of our retailers to enhance the efficiency of placing and shipping orders.

         Jack of All Games maintains warehouse facilities and sales offices in Ohio, Illinois and New York. Products arrive at our warehouses where products are picked, packed and shipped to customers. We generally ship products by common carrier.

Manufacturing

         Sony and Nintendo are the sole manufacturers of software products sold for use on their respective hardware platforms. We begin the manufacturing process for our published titles by placing a purchase order for the manufacture of our products with Sony or Nintendo and opening either a letter of credit in favor of the manufacturer or utilizing our line of credit with the manufacturer. We then send software code and a prototype of the product to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs for approval, defect testing and manufacture. Games manufactured by Sony and Nintendo are generally shipped within two weeks of receipt of our manufacturing order. Games for the Xbox must be manufactured by pre-approved manufacturers.

         Production of PC software includes CD-ROM pressing, assembly of components, printing of packaging and user manuals and shipping of finished goods, which is performed by third-party vendors in accordance with our specifications. We believe that there are alternative sources for these services that could be implemented without delay. We send software code and a prototype of a title, together with related artwork, user instructions, warranty information, brochures and packaging designs to manufacturers. Games are generally shipped within two weeks of receipt of our manufacturing order.

         To date, we have not experienced any material difficulties or delays in the manufacture of our titles or material delays due to manufacturing defects. Our software titles carry a 90-day limited warranty.

Competition

         In our publishing business, we compete both for licenses to properties and the sale of interactive entertainment software with Sony, Nintendo, Microsoft and Sega, each of which is a large developer and marketer of software for its platforms. Sony and Nintendo currently dominate the industry and have the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television spots. These companies may also increase their own software development efforts or focus on developing software products for third-party platforms.

         We also compete with domestic companies such as Electronic Arts, Activision, Acclaim Entertainment, THQ, Midway Games and international companies such as Sega, Vivendi, Ubisoft, Infogrames, Eidos, Capcom, Konami and Namco. In addition, we believe that large software companies and media companies are increasing their focus on the interactive entertainment software market. Certain of our competitors are developing on-line interactive games and interactive networks that may compete with our products for consumer dollars. Many of our competitors have far greater financial, technical, personnel and other resources than we do, and many are able to carry larger inventories, adopt more aggressive pricing policies and make higher offers to licensors and developers for commercially desirable properties than we can.

         Retailers have limited shelf space and promotional resources, and competition is intense among an increasing number of newly introduced entertainment software titles and hardware for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures just to maintain current levels of sales of our titles. Competitors with more extensive lines and popular titles frequently have greater bargaining power with retailers. Accordingly, we may not be able to achieve the levels of support and shelf space that such competitors receive. Similarly, as competition for popular properties increases, our cost of acquiring licenses for such properties is likely to increase, possibly resulting in reduced margins. Prolonged price competition, increased licensing costs or reduced operating margins would cause our profits to decrease significantly.

         Competition for our titles is influenced by the timing of competitive product releases and the similarity of such products to our titles and may result in loss of shelf space or a reduction in sell-through of our titles at retail stores. Our titles also compete with other forms of entertainment such as motion pictures, television and audio and video products featuring similar themes, on-line computer programs and other forms of entertainment which may be less expensive or provide other advantages to consumers.

         In our distribution business, we compete with large national companies such as Ingram Entertainment, as well as smaller regional distributors. We also compete with the efforts of the major entertainment software companies that distribute directly to retailers or over the Internet. Some of our competitors have far greater financial, technical, personnel and other resources than we do, and many are able to carry larger inventories, adopt more aggressive pricing policies and provide more comprehensive product selection than we can.

Intellectual Property

         We develop proprietary software titles and have obtained the rights to publish and distribute software titles developed by third parties. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Although we generally do not hold any patents or registered copyrights, we seek to obtain trademark registrations for our product names.

         Interactive entertainment software is susceptible to unauthorized copying. Unauthorized third parties may be able to copy or to reverse engineer our titles to obtain and use programming or production techniques that we regard as proprietary. In addition, our competitors could independently develop technologies substantially equivalent or superior to our technologies.

         As the amount of interactive entertainment software in the market increases and the functionality of this software further overlaps, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes the copyrights or patents of others. From time to time, we receive notices from third parties alleging infringement of their proprietary rights. Although we believe that our titles and the titles and technologies of third-party developers and publishers with whom we have contractual relationships do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others may occur. Any claims of infringement, with or without merit, could be time-consuming, costly and difficult to defend.

Employees

           As of December 31, 2001, we had 662 full-time employees. None of our employees are subject to a collective bargaining agreement. We consider our relations with employees to be good.

Item 2.  Properties.

Executive Offices

            Our principal executive offices are located at 575 Broadway, New York, New York in approximately 13,300 square feet of space under a five-year lease with 575 Broadway Corporation, a company controlled by the father of Ryan
A. Brant, our Chairman. The lease provides for an annual rent of approximately $474,000 and expires in 2004. We believe that the terms of the lease are no less favorable than could have been obtained from an unaffiliated third-party.

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

         Subsidiaries of Take-Two Interactive Software Europe Limited lease office space at locations in Paris, France, Munich, Germany and Tokyo, Japan for current aggregate annual rent of approximately $173,000. Directsoft leases office and warehouse space in Hornsby, Australia at an annual rent of approximately $48,000. Joytech Europe Limited leases office space in Leighton Buzzard Beds, United Kingdom at an annual rent of approximately $85,000. Funsoft Nordic A.S. and its subsidiaries lease office and warehouse space at locations in Oslo, Norway, Spanga, Sweden and Arthus, Denmark for current aggregate annual rent of approximately $45,000. DMA Design Limited currently leases office space in Dundee and Edinburgh, Scotland, at an annual rental of approximately $400,000. CD Verte Italia Spa currently leases office and warehouse space in Golarata, Italy at an annual rent of approximately $79,000.

Development Facilities

         Rockstar Canada leases approximately 3,600 square feet of space in Ontario, Canada at an annual rental of approximately $26,000 plus taxes and insurance. Talonsoft leases approximately 10,800 square feet of office space in Baltimore, Maryland. Talonsoft currently pays $162,000 per annum under the lease. PopTop Software leases approximately 3,300 square feet of office space in Fenton, Missouri and pays an annual rental of $37,000. Neo leases approximately 3,000 square feet of office space in Vienna, Austria.

North America Distribution Facilities

         Jack of All Games leases approximately 13,000 square feet of office and warehouse space in College Point, New York. The lease provides for annual rent of $237,000, plus increases in real estate taxes, and expires in October 2006. Jack of All Games also leases approximately 206,000 square feet of office and warehouse space in Cincinnati, Ohio. Jack of All Games pays $750,000 per annum, plus taxes and insurance, under the lease, which expires in January 2006. Jack of All Games Canada, Inc. (formerly Triad Distributors) currently leases approximately 36,750 square feet of office and warehouse space in Ontario, Canada at an annual rate of approximately $219,000 plus operating costs, under a lease that expires September 2004. VLM Entertainment Group leases approximately 3,000 square feet of space in Northbrook, Illinois at an annual rental of $33,000. VLM also leases approximately 56,200 square feet of office and warehouse space in Ottawa, Illinois at an annual rent of $288,000. VLM leases such space from its former stockholders and believes that the terms of the lease are no less favorable than could have been obtained from an unaffiliated third-party.

Item 3.  Legal Proceedings.

         In December 2001 and January 2002, six purported class action lawsuits were filed in the United States District Court for the Southern District of New York by Peter Fischbein; Drimal Ltd.; Corado Petruzzelli; Michael Lucas; Israel
M. Zacks; and Eliot Gertsen against Take-Two Interactive Software, Inc. and certain of its officers or directors asserting damages on behalf of all persons or entities who purchased or otherwise acquired Take-Two common stock in the open market during the period commencing on February 24, 2000 through December 17, 2001. These complaints allege violations of Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by Take-Two and the individual defendants and violations of Section 20 (a) of the Exchange Act by the individual defendants.

         In the foregoing complaints, the plaintiffs allege that, among other things, because Take-Two's financial statements issued during the class period were not prepared in conformity with generally accepted accounting principles, the defendants concealed adverse material information and made or participated in the making of untrue statements of material facts and omitted to state material facts concerning the business, financial condition, operations and future prospects of Take-Two. The plaintiffs, in each of the complaints, seek compensatory damages, including interest, against all of the defendants, recovery of their reasonable litigation costs, and expenses. Take-Two intends to defend vigorously the claims against it. Although we cannot predict the ultimate outcome of these actions, an unfavorable resolution could have a material adverse effect on our financial condition, cash flows and results of operations.

         In connection with an informal and voluntary request from the SEC to provide documents, we engaged the law firm of Blank Rome Tenzer Greenblatt LLP, as counsel, to conduct an investigation into our accounting treatment of certain transactions in fiscal 2000 and 2001. Blank Rome retained advisors to conduct a forensic accounting investigation. In addition, our Board of Directors authorized the Audit Committee (consisting of three independent members of the Board), together with Morrison Foerster LLP, as independent counsel, to oversee the investigation and advise the Audit Committee with respect to the investigation. In February 2002, Blank Rome reported the results of the investigation to the Audit Committee and the Board of Directors, which included among other things, that we implement certain remedial procedures, controls and systems.

         As a result of the investigation and other reviews we performed, we restated our previously issued consolidated financial statements for fiscal 2000, each of the quarters in such year, and the first three quarters of 2001. The effect of the restatement is presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 2 and 20 of the Notes to the Consolidated Financial Statements.

         The Securities and Exchange Commission has issued a formal order of investigation into, among other things, certain accounting matters relating to our financial statements, periodic reporting and internal accounting control provisions of the federal securities laws.

         We are involved in routine litigation in the ordinary course of our business, which in management's opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Market Information. Our common stock has traded since September 23, 1998 on the NASDAQ National Market under the symbol "TTWO." From April 14, 1997 to September 22, 1998, our common stock traded on the NASDAQ SmallCap Market. On January 22, 2002, trading in our common stock was halted by NASDAQ pending our furnishing certain information relating to a restatement of our financial statements. The following table sets forth, for the periods indicated, the range of the high ask and low bid prices for the common stock as reported by NASDAQ. Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                            High           Low

Fiscal Year Ended October 31, 2000
----------------------------------

First Quarter ......................................       17.50         10.00
Second Quarter .....................................       18.94          8.00
Third Quarter ......................................       13.50          8.88
Fourth Quarter .....................................       16.50          9.00


Fiscal Year Ended October 31, 2001
----------------------------------

First Quarter ......................................       13.44          8.41
Second Quarter .....................................       14.63         10.44
Third Quarter ......................................       24.50         14.06
Fourth Quarter .....................................       21.62          6.44


Fiscal Year Ending October 31, 2002
-----------------------------------

First Quarter
(through January 22, 2002) .........................       19.50          9.30


         The last reported sale price for our common stock on January 22, 2002 was $18.56. The number of record holders of our common stock was approximately 157 as of January 22, 2002. We believe that there are in excess of 1,000 beneficial owners of our common stock.

         Dividend Policy. To date, we have not declared or paid any cash dividends. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend upon future earnings, capital requirements and other relevant factors. The payment of cash dividends is restricted by the terms of our loan agreement. We presently intend to retain all earnings to finance continued growth and development of our business and we do not expect to declare or pay any cash dividends in the foreseeable future.

Item 6.   Selected Financial Data.

         Our consolidated financial statements for the fiscal year ended October 31, 2000, the related Management's Discussion and Analysis of Financial Condition and Results of Operations for such year, each of the quarters in such year and the interim quarters of fiscal 2001 have been restated. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements contained elsewhere in this Report.

                      (in thousands, except per share data)


    Statement of Operations Data:                                       Fiscal Year Ended October 31
                                                   -----------------------------------------------------------------------
                                                      2001(1)          2000(2)          1999          1998(3)      1997(3)
                                                   --------------   --------------   -----------  ------------   ---------

    Net sales.....................................  $451,056             $364,001      $304,714      $194,052    $97,341
    Income (loss) from operations.................    25,841               33,309        27,381        10,690       (895)
    Income (loss) before extraordinary item and
    cumulative effect of change in accounting
    principle.....................................    (1,295)               6,417        16,332         7,181     (2,768)
    Net income (loss).............................    (8,580)               6,417        16,332         7,181     (2,768)
    Net income (loss) per share
    Basic.........................................     $(.25)                $.23          $.79         $ .49      $(.25)
    Diluted.......................................      (.25)                 .23           .76           .42       (.25)
    Net income (loss) per share attributable to
    common stockholders - Diluted (4).............       (.25)                 .23           .76           .37       (.31)


    Balance Sheet Data:                                                           As of October 31
                                                       ----------------------------------------------------------------------
                                                          2001            2000(2)         1999          1998         1997
                                                          ----            -------         ----          ----         ----
    Cash and cash equivalents.....................        $6,056           $5,245        $10,374        $2,763      $2,372
    Working capital...............................        88,229           69,025         41,439        21,797      16,037
    Total assets..................................       354,997          330,257        231,712       109,385      56,395
    Total debt....................................        54,073           96,873         56,137        30,808      22,031
    Total liabilities.............................       134,936          160,065        146,609        73,820      44,460
    Stockholders' equity..........................       220,061          170,192         85,103        35,566      11,935


(1) Includes approximately $27 million of net sales and $5.3 million of income, net of taxes of $3.6 million, representing the effect of the adoption of Staff Accounting Bulletin 101 "Revenue Recognition" (SAB 101) in the first quarter of fiscal 2001. There was no impact on net income. See Note 3 of Notes to Consolidated Financial Statements.

(2) As restated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Historical Financial Statements."

(3) Net income in 1998 and 1997 includes acquired S corporation net income of $1,233,000 and $1,347,000, respectively.

(4) Gives effect to distributions of $673,000 and $931,000 to S corporation shareholders prior to acquisitions in 1998 and 1997, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Historical Financial Statements

         In connection with an informal and voluntary request from the SEC to provide documents, we engaged counsel to conduct an investigation into our accounting treatment of certain transactions in fiscal 200 and 2001. Counsel retained advisors to perform a forensic accounting investigation. As a result of the investigation, we restated our previously issued consolidated financial statements for fiscal 2000 to eliminate $15,367,000 of net sales made to certain independent third-party distributors and related cost of sales of $8,702,000, which were improperly recognized as revenue and later returned or repurchased by us.

         In addition, we reviewed our revenue recognition policy, reserve policies and our accounting for certain other transactions. As a result of this review, we restated our previously issued consolidated financial statements for fiscal 2000 for the following transactions:

         o The elimination of $3,780,000 of net sales and related cost of sales of $2,236,000 that were previously recognized for products that had not been shipped within the period;

         o A charge of $19,206,000 to record our portion of the losses incurred by an affiliate accounted for under the equity method in accordance with the provisions of EITF Issue No. 99-10, and a net reduction for post acquisition amortization of $710,000 after we acquired the remaining 80% interest in this entity. See note 5 of Notes to Consolidated Financial Statements; and

         o The elimination of $2,563,000 of license revenue in connection with a business combination.

         Our financial statements for fiscal 2000 have been restated as follows (and are presented in thousands, except per share data):

                                                            Year ended
                                                         October 31, 2000
                                                    --------------------------
                                                    As Reported    As Restated
                                                    -----------    -----------
         Statement of Operations Data:
         Net sales (1)...........................     $387,006     $364,001
         Cost of sales (1).......................      247,796      235,978
         Depreciation and amortization ..........        9,805        8,680
         Income from operations .................       45,061       33,309
         Equity in loss of affiliate ............          763       19,969
         Income before provision for income taxes       38,229        8,961
         Provision for income taxes .............       13,266        2,544
         Net income .............................       24,963        6,417
         Basic income per share .................         0.91         0.23
         Diluted income per share ...............         0.88         0.23


(1) Restated amounts give effect to reclassification of certain amounts to conform to current year presentation, including the reduction in net sales and costs of sales by approximately $1.3 million.

                                                            October 31, 2000
                                                        ------------------------
                                                        As Reported  As Restated
                                                        -----------  -----------
      Balance Sheet Data:
        Accounts receivable* .........................     $134,877    $110,783
        Inventories* .................................       44,922      53,798
        Prepaid royalties - current ..................       19,721      24,093
        Deferred tax assets ..........................          666       9,243
        Intangible assets ............................       90,505      66,562
        Other assets, net ............................        1,565       2,558
        Total assets .................................      351,641     330,257
        Accounts payable .............................       47,972      46,566
        Accrued expenses and other current
         liabilities* ................................       19,357      16,189
        Total liabilities ............................      164,639     160,065
        Retained earnings ............................       43,365      24,819
        Total liabilities and stockholders' equity ...      351,641     330,257

* Restated amounts reflect a reclassification relating to the presentation of allowance for returns.

         We also restated the unaudited results of operations for each of the quarters in fiscal 2000 for the matters described above.

         Our unaudited results of operations for each of the three quarters in the period ended July 31, 2001 were restated for the matters discussed above and for the following:

          o The cumulative effect in the first quarter of the change in accounting related to the adoption of SAB 101. See Note 3 of Notes to Consolidated Financial Statements;

          o The recognition in the first quarter of net sales of $3,780,000 and related cost of sales of $2,237,000 for transactions that did not qualify for revenue recognition in the fourth quarter of fiscal 2000;

          o An additional charge of $438,000, net of taxes of $292,000, in the third quarter for an extraordinary loss on the early extinguishment of debt; and

          o An adjustment in the first two quarters for income related to the reversal of revenue of $721,000 in the first quarter and $951,000 in the second quarter, net of expense reductions, and a corresponding adjustment to the purchase price related to a business acquired during the year.

                                                           Nine months
                                                       ended July 31, 2001
                                                 -------------------------------
                                                  As Reported        As Restated
                                                 -------------       -----------

         Statement of Operations Data:
         Net sales .........................        $ 309,048         $ 327,797
         Cost of sales .....................          201,609           210,226
         Income from operations ............           23,610            35,555
         Net income (loss) .................           (3,765)           (3,275)
         Basic income per share ............             (.11)             (.10)
         Diluted income per share ..........             (.11)             (.10)

         See Note 20 of Notes to Consolidated Financial Statements for financial information relating to the restatement of the fiscal 2000 and fiscal 2001 quarters.

Significant Accounting Policies

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 3 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

         In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.


General

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties, capitalized software development costs and other intangibles, inventories, realization of deferred income taxes and the adequacy of allowances for returns, price protection and doubtful accounts. Actual amounts could differ significantly from these estimates.

Revenue Recognition

         Our principal sources of revenues are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software titles or software titles licensed from third parties. Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. Publishing activities generally generate significantly higher margins than distribution activities, with sales of PC software titles resulting in higher margins than sales of CDs or cartridges designed for video game consoles. Effective November 1, 2000, we recognize revenue net of allowances for returns and price protection when title and risk of loss pass to customers (generally, upon receipt of products by customers). Prior to that date, we recognized revenue upon shipment. In accordance with Statement of Position 97-2 "Software Revenue Recognition" we recognize revenue when the price is fixed and determinable, upon persuasive evidence of an agreement, our fulfillment of our obligations under any such agreement and a determination that collection is probable. Our payment arrangements with customers provide primarily 60 day terms and to a limited extent with certain customers 30, 90 or 120 day terms. We may not have a reliable basis to estimate returns and allowances for certain customers or we may be unable to determine that collection of receivables is probable. In such circumstances, we defer revenues at the time of sale and recognize revenues when collection of the related receivable becomes probable or cash is collected.

Returns and Reserves

         Our arrangements with customers for published titles generally require us to accept returns and provide price protection. We establish a reserve for future returns of published titles and price protection based primarily on historical return rates, return policies and price protection, and recognize revenues net of allowances for returns and price protection. Our distribution arrangements with customers generally do not give them the right to return titles or to cancel firm orders. However, we sometimes accept returns for stock balancing and negotiate accommodations to customers, which includes price discounts, credits and returns, when demand for specific titles fall below expectations. The historical product return rate for our distribution business has been substantially less than for our publishing business. If future returns significantly exceed our reserves, our operating results would be adversely affected.

Prepaid Royalties

         Our agreements with licensors and developers generally require us to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are capitalized when technological feasibility of the related software title is established, which generally occurs early in the development cycle. Prepaid royalties are amortized as cost of sales based on the greater of the proportion of current year sales to total of current and estimated future sales on a product-by-product basis for that title or the contractual royalty rate based on actual net product sales. We continually evaluate recoverability of prepaid royalties on a product-by-product basis and we charge to cost of sales any amount that management deems unlikely to be recoverable in the future.

         Prepaid royalties are classified as current and non-current assets based on estimated net product sales within the next year. Unrecoverable prepaid royalties written down amounted to $975,000, $501,000 and $1,308,000 for the years ended October 31, 2001, 2000 and 1999. Amortization of prepaid royalties amounted to $17,598,000, $16,849,000 and $12,144,000 for the years ended October 31, 2001, 2000 and 1999.

Capitalized Software Development Costs

         We capitalize internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs as cost of sales is done on a product-by-product basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the straight-line method over the remaining estimated useful life of the title. We continually evaluate the recoverability of capitalized costs. Capitalized software costs were written down by $389,000 and $698,000 for the years ended October 31, 2001 and 1999. No capitalized software costs were written down for the year ended October 31, 2000. Amortization of capitalized software costs amounted to $3,780,000, $1,451,000 and $1,136,000 for the years ended October 31, 2001, 2000 and 1999.

Income Taxes

         Income tax assets and liabilities are determined by taxable jurisdiction. We do not provide taxes in undistributed earnings of our subsidiaires. The total amount of undistributed earnings of foreign susbsidiaries for income tax purposes was approximately $36 million and $10 million for the years ended October 31, 2001 and 2000, respectively. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaires are paid as dividends to us.

Results of Operations

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations, and sets forth net sales by territory, platform and principal product:

                                      Years Ended October 31,
                                     -------------------------
                                      2001      2000     1999
                                     -------------------------
                                           (as restated)
OPERATING DATA:

  Net sales ....................     100.0%    100.0%   100.0%

  Cost of sales ................      67.9      64.8     70.2

  Selling and marketing ........      12.2      11.8      9.9

  General and administrative ...       9.9      10.0      8.3

  Research and development .....       1.4       1.6      1.7

  Depreciation and amortization        2.8       2.4      0.9

  Interest expenses ............       1.9       1.7      1.0

  Provision (benefit) for income
  taxes ........................      (0.5)      0.7      2.7

  Net income (loss) ............      (1.9)      1.8      5.4

NET SALES BY TERRITORY:
   North America ...............      76.4%     71.6%    67.0%

   International ...............      23.6      28.4     33.0

PLATFORM MIX (publishing):

   Console .....................      57.5%     50.6%    47.4%

   PC ..........................      35.7      36.9     41.7

   Hand-held ...................       1.9       7.3      5.7

   Accessories .................       4.9       5.2      5.2


PRINCIPAL PRODUCT SALES (2001)

   Grand Theft Auto 3, PS2......       7.4%      --       --

   Max Payne, PC................       5.2       --       --

   Midnight Club, PS2...........       4.1       2.7      --

   Smugglers Run, PS2...........       3.0       3.3      --

   Ten largest titles...........      31.3%     16.4%    33.5%

 Business Acquisitions and Dispositions

         In April 2000, we acquired the remaining 80.1% of the stock of Gathering of Developers, Inc. that we did not already own for 1,060,000 shares of common stock. Prior to the acquisition, we had a distribution and publishing arrangement with Gathering under which we were entitled to receive a distribution fee of 20% of net receipts derived from sales of PC products. Products sold under this arrangement accounted for approximately 6.3% of our net sales and 18.0% of our net income for the year ended October 31, 1999, and approximately 9.7% of our net sales and 9.3% of our net income during fiscal 2000.

         We also acquired PopTop Software, Inc., an independent software developer, in July 2000 for 559,100 shares of common stock. PopTop's operations did not contribute to our revenues and its loss did not significantly affect our net income during fiscal 2000.

         We purchased Toga Holdings BV, the parent of Pixel Broadband Studios Ltd. in March 2000 as part of our Internet strategy for $4.5 million in cash and 2,561,000 shares of common stock. Pixel had developed leading-edge software technology, which enables broadband carriers to deliver persistent online gameplay via satellite, cable and wireless communications devices. We intended to combine Pixel's business with the gaming content of our Rockstar video game publishing subsidiary with a view toward obtaining financing to operate this business independently. Due to unfavorable market conditions, we abandoned a proposed financing in July 2000. We incurred a charge of $1,103,000 consisting primarily of professional fees related to the abandoned offering.

          We sold Toga to Gameplay.com plc in October 2000. During fiscal 2000, Toga's operations did not contribute to our revenues and accounted for an operating loss of approximately $1.5 million. We incurred a loss of $286,000 in connection with the sale of Toga. In connection with the sale of Toga, we entered into a Joint Exploitation Agreement with Gameplay pursuant to which we acquired Neo Software Productions GMBH, a software developer based in Austria. Neo developed Max Payne for Microsoft's Xbox.

         In February 2000, we sold Falcon Ventures d/b/a DVDWave.com, an online provider of music CDs, to eUniverse, Inc. and recorded a gain of $1,976,000. Falcon Ventures accounted for an insignificant portion of our revenues and accounted for an operating loss of approximately $1.1 million during fiscal 2000.

         In November 2000, we acquired all of the capital stock of VLM Entertainment Group Inc., a third-party video game distributor, for $2 million in cash and 875,000 shares of common stock and assumed liabilities of approximately $10.6 million. VLM accounted for 14.4% of our distribution revenues in fiscal 2001.

            In July 2001, we acquired all of the outstanding capital stock of Techcorp Limited, a Hong Kong based design and engineering firm specializing in video game accessories, for 30,000 shares of restricted common stock, $100,000 in cash and assumed liabilities of $2.9 million. The acquisition of Techcorp did not have a significant effect on our 2001 operating results.

         In July 2001, we sold all of the outstanding capital stock of Jack of All Games UK, a video game distributor, to Jay Two Limited, an unaffiliated third-party controlled by Freightmasters Ltd., for approximately $215,000. In connection with the sale, the purchaser assumed net liabilities of $436,000. We recorded a gain on this sale of $651,000. The sale of Jack of All Games UK is not expected to have a significant effect on our future operating results.

Fiscal Year Ended October 31, 2001 and 2000

         Net Sales. Net sales increased by $87,055,000, or 23.9%, to $451,056,000 for fiscal 2001 from $364,001,000 for fiscal 2000. The increase was attributable to growth in both publishing and distribution operations and acquisitions. The adoption of SAB 101 effective November 2000 to recognize revenue when both title and all risks of loss pass to customers resulted in an increase in net sales of $27 million. Fiscal 2000 sales that were previously recognized upon product shipment were effectively reversed with the adoption of SAB 101 and reported upon receipt by the customer as sales in the first quarter of fiscal 2001. In fiscal 2001, we implemented changes to our practices to significantly reduce shipment time near quarter and year end. Accordingly, the adoption of SAB 101 did not have a significant impact on previously reported interim results for the first three quarters of fiscal 2001.

         Publishing revenues increased by $56,795,000 or 30.5%, to $242,913,000 for fiscal 2001 from $186,118,000 for fiscal 2000. The increase was primarily attributable to the release of Grand Theft Auto 3 for PlayStation 2 and Max Payne for the PC, and included $21 million resulting from the adoption of SAB
101. Publishing activities accounted for approximately 53.9% of net sales in fiscal 2001.

         In fiscal 2001, software titles designed for PC platforms accounted for approximately 35.7% of publishing revenues as compared to 36.9% in the prior year. Software titles designed for video game console platforms accounted for 57.5% of publishing revenues as compared to 50.6% in the prior year. We expect that sales of video game console titles will continue to account for an increasing portion of our publishing revenues.

         Distribution revenues increased by $30,260,000, or 17.0%, to $208,143,000 for fiscal 2001 from $177,883,000 for fiscal 2000. The increase was attributable to the continued rollout of Sony's PlayStation 2, and included $6 million relating to the adoption of SAB 101. VLM Entertainment Group, which was acquired in November 2000, accounted for 14.4% of our distribution revenues in fiscal 2001. In fiscal 2001, distribution activities accounted for approximately 46.1% of net sales, with video game hardware and peripherals accounting for 16.0% of net sales.

         International operations accounted for approximately $106,564,000 or 23.6% of net sales in fiscal 2001 compared to $103,315,000 or 28.4% in fiscal 2000. The percentage decrease was attributable to the growth in our North American operations. In recent periods, we placed increasing emphasis on expanding publishing activities in Europe, and we sold our Jack of All Games UK distribution subsidiary in July 2001. We expect that international sales will continue to account for a significant portion of our future revenues.

         Cost of Sales. Cost of sales increased by $70,286,000 or 29.8%, to $306,264,000 for fiscal 2001 from $235,978,000 for fiscal 2000. The increase was commensurate with increased net sales and included $18 million resulting from the adoption of SAB 101. Cost of sales primarily represents royalties paid to our manufacturers, amortization of prepaid royalties to third-party developers, amortization of capitalized software related to internally developed titles and the cost of third-party products for our distribution business. Included in cost of sales is a non-cash impairment charge of $3,786,000 taken in the quarter ended April 30, 2001 relating to a reduction in the value of certain Internet gaming assets. Cost of sales as a percentage of net sales increased to 67.9% for fiscal 2001 from 64.8% for fiscal 2000 as a result of higher production costs associated with the development of next-generation software titles and the aforementioned impairment charge. We estimate that cost of sales as a percentage of net sales in our publishing business is generally 60%, while cost of sales as a percentage of net sales in our distribution business is generally 90%.

         Selling and Marketing. Selling and marketing expenses increased by $12,399,000, or 28.9%, to $55,253,000 for fiscal 2001 from $42,854,000 for fiscal 2000. The increase was primarily attributable to increased advertising activities relating to our new releases in 2001. Selling and marketing expenses as a percentage of net sales remained relatively constant from year to year.

         General and Administrative. General and administrative expenses increased by $8,458,000, or 23.2%, to $44,867,000 for fiscal 2001 from
$36,409,000 for fiscal 2000. General and administrative expenses as a percentage of net sales remained relatively constant from year to year at 10.0%. The increase in absolute dollars was attributable to increased salaries and rent necessary to support our expanded operations and increased bad debt expenses.

         Research and Development. Research and development costs increased by $522,000, or 9.2%, to $6,190,000 for fiscal 2001 from $5,668,000 for fiscal
2000. Research and development costs as a percentage of net sales remained relatively constant from year to year. Once software development projects reach technological feasibility, a substantial portion of our research and development costs are capitalized and subsequently amortized as cost of goods sold. These capitalized software development costs relate to our internally developed publishing titles.

         Depreciation and Amortization. Depreciation and amortization expense increased by $3,961,000, or 45.6%, to $12,641,000 for fiscal 2001 from
$8,680,000 for fiscal 2000. Depreciation and amortization expense as a percentage of net sales increased to 2.8% for fiscal 2001 from 2.4% for fiscal 2000. The increases were attributable to amortization of intangible assets as a result of business acquisitions offset by the impact of sales of businesses made in fiscal 2000 and fiscal 2001.

         Income from Operations. Income from operations decreased by $7,468,000, or 22.4%, to $25,841,000 for fiscal 2001 from $33,309,000 for fiscal 2000 primarily due to the increase in our cost of sales discussed above.

         Interest Expenses. Interest expenses increased by $2,441,000, or 40.2% to $8,510,000 for fiscal 2001 from $6,069,000 for fiscal 2000. The increase was attributable to higher levels of borrowings during 2001. Interest expenses as a percentage of net sales remained constant.

         Gain on Sale of Subsidiary. We sold Jack of All Games UK in July 2001 and recorded a gain on sale of $651,000.

         Loss on Available-For-Sale Internet Securities. We incurred non-cash impairment charges of $21,477,000 during fiscal 2001 relating to our Internet related investments to reflect other than temporary declines in the value of such investments.

         Income Taxes. Income tax expenses decreased by $4,744,000 for fiscal 2001 from fiscal 2000. The decrease was attributable to tax losses in fiscal 2001 compared to taxable income in fiscal 2000. We recorded an income tax benefit of $2,200,000 for fiscal 2001 compared to an income tax provision of $2,544,000 for fiscal 2000. The effective tax rate in 2001 and 2000 of (62.9%) and 28.4%, respectively, are the result of state and foreign tax rate differentials partially offset by non deductible items. We believe that it is more likely than not that we will generate sufficient levels of taxable income in the future to realize $21,765,000 of reported net deferred tax assets, approximately $7 million of which is a capital loss carryforward. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Failure to achieve sufficient levels of taxable income from capital transactions might affect the ultimate realization of the capital loss carryforwards. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets to the extent required (if any) to generate sufficient taxable income prior to the expiration of the capital loss carryforwards.


         Extraordinary Item. We incurred an extraordinary charge of $1,948,000, net of taxes of $1,217,000, upon the early extinguishment of debt of $15,000,000 in July 2001.

         Cumulative Effect of Change in Accounting Principle. In connection with our adoption of SAB 101, we recognized a cumulative effect of $5.3 million, net of taxes of $3,558,000.

         Net (loss) Income. As a result of the foregoing, for fiscal 2001, we incurred a net loss of $8,580,000 as compared to net income of $6,417,000 for fiscal 2000.

Fiscal Years Ended October 31, 2000 and 1999

          Net Sales. Net sales increased by $59,287,000, or 19.5%, to $364,001,000 for fiscal 2000 from $304,714,000 for fiscal 1999. Substantially all of the increase in net sales in fiscal 2000 was attributable to internal growth of our publishing and distribution operations.

          Publishing revenues increased by $27,001,000, or 17.0%, to $186,118,000 for fiscal 2000 from $159,117,000 for fiscal 1999. The increase was primarily attributable to the release of Midnight Club and Smuggler's Run at the launch of PlayStation 2. In fiscal 2000, publishing activities accounted for approximately 51.1% of our net sales.

         In fiscal 2000, software products designed for PC platforms accounted for approximately 36.9% of our publishing revenues as compared to 41.7% in fiscal 1999. The decrease was primarily attributable to our emphasis on developing and releasing titles for next-generation video game console platforms. Software titles developed for video game console platforms accounted for 50.6% of publishing revenues compared to 47.4% in the prior year. The increase was primarily attributable to the release of several new products with the launch of PlayStation 2 in October 2000.

         Distribution revenues increased by $32,286,000, or 22.2%, to $177,883,000 for fiscal 2000 from $145,597,000 for fiscal 1999. The increase was primarily attributable to continued strong sales of PlayStation hardware and software, and the launch of PlayStation 2. In fiscal 2000, distribution activities accounted for approximately 48.9% of our net sales, with video game hardware and peripherals accounting for 20.4% of net sales.

         International operations accounted for approximately $103,315,000 or 28.4% of our net sales for fiscal 2000 compared to $100,520,000 or 33.0% for fiscal 1999. The percentage decrease was primarily attributable to the growth in our North American operations.

         Cost of Sales. Cost of sales increased by $22,074,000, or 10.3%, to $235,978,000 for fiscal 2000 from $213,904,000 for fiscal 1999. The increase was primarily a result of the expanded scope of our operations and was consistent with revenue growth. Cost of sales as a percentage of net sales decreased to 64.8% for fiscal 2000 from 70.2% for fiscal 1999. This decrease was primarily due to an increase in our higher margin publishing activities.

         Selling and Marketing. Selling and marketing expenses increased by $12,746,000, or 42.3%, to $42,854,000 for fiscal 2000 from $30,108,000 for fiscal 1999. Selling and marketing expenses as a percentage of net sales increased to 11.8% for fiscal 2000 from 9.9% for fiscal 1999. The increases were due to increased marketing costs associated with establishing our publishing programs and brand names.

         General and Administrative. General and administrative expenses increased by $11,173,000 or 44.3%, to $36,409,000 for fiscal 2000 from
$25,236,000 for fiscal 1999. General and administrative expenses as a percentage of net sales increased to 10.0% for fiscal 2000 from 8.3% for fiscal 1999. The increases were due to additional salaries, rent, insurance premiums and professional fees in connection with our expanded operations and from our acquisitions offset by our dispositions.

         Research and Development. Research and development costs increased by $405,000, or 7.7%, to $5,668,000 for fiscal 2000 from $5,263,000 for fiscal
1999. Research and development costs as a percentage of sales decreased to 1.6% for fiscal 2000 from 1.7% for fiscal 1999.

         Depreciation and Amortization. Depreciation and amortization expense increased by $5,858,000 to $8,680,000 for fiscal 2000 from $2,822,000 for fiscal 1999. Depreciation and amortization expense as a percentage of net sales increased to 2.4% for fiscal 2000 from 0.9% for fiscal 1999. The increases were attributable to the amortization of goodwill associated with the acquisitions of Toga Holdings, Gathering of Developers and DMA Design Limited. We sold Toga Holdings in October 2000.

         Abandoned Offering Costs. We incurred a charge of $1,103,000 relating to an abandoned offering in fiscal 2000.

         Income from Operations. Income from operations increased by $5,928,000, or 21.7%, to $33,309,000 for fiscal 2000 from $27,381,000 for fiscal 1999. The increase was commensurate with our growth in net sales offset by the changes referred to above.

         Interest Expenses. Interest expenses increased by $3,159,000, or 108.6%, to $6,069,000 for fiscal 2000 from $2,910,000 for fiscal 1999. The increase was primarily a result of increased borrowings and the amortized portion of the expenses relating to a subordinated loan.

         Gain on Sale of Subsidiary - Net. Includes a gain on sale of $1,976,000 relating to the sale of Falcon Ventures and offset by a loss of $286,000 relating to the sale of Toga Holdings.

         Equity in Loss of Affiliate. In fiscal 2000, in accordance with EITF 99-10, we incurred a charge of $19,969,000 for our share of losses incurred by Gathering of Developers prior to our acquisition of the then remaining interest in Gathering of Developers. The increase over fiscal 1999 is the result of increased losses at Gathering of Developers coupled with the implementation of EITF 99-10.

         Income Taxes. Income taxes decreased by $5,550,000 or 68.6% to $2,554,000 as a result of a reduced taxable income for fiscal 2000 as compared to a tax provision of $8,094,000 for fiscal 1999. The reduction in the effective tax rate of 28.4% in fiscal 2000 from 33.1% in fiscal 1999 is primarily attributable to the foreign tax rate differential.

         Net Income. As a result of the foregoing, we recorded net income of $6,417,000 in fiscal 2000, as compared to net income of $16,332,000 in fiscal 1999.

Liquidity and Capital Resources

         Our primary cash requirements have been and will continue to be to fund developing, publishing and distributing our products. We have historically financed our operations through cash flows from operations, the issuance of debt and equity securities and bank borrowings. At October 31, 2001, we had working capital of $88,229,000 as compared to working capital of $69,025,000 at October 31, 2000. At October 31, 2001, we had cash and cash equivalents of $6,056,000.

         Net cash provided by operating activities for fiscal 2001 was $27,319,000 as compared to net cash used in operating activities of $54,230,000 for fiscal 2000 and $16,023,000 for fiscal 1999. The increase in 2001 was primarily attributable to our increased focus on working capital management.
In fiscal 2000 and 1999, we invested substantial funds in our next-generation entertainment software publishing subsidiaries. We believe that such investments will continue to be reflected in future cash flow from operations. Fiscal 1999 cash flows were also impacted by an increase in accounts receivable offset in part by an increase in accounts payable.

         Net cash used in investing activities for fiscal 2001 was $13,479,000 as compared to $12,906,000 for fiscal 2000 and $21,540,000 for fiscal 1999. Net cash used in investing activities in 2001 related primarily to the purchase of fixed assets and to a lesser extent acquisitions. Net cash used in investing activities in 2000 and 1999 related primarily to acquisitions.

         Net cash used in financing activities for fiscal 2001 was $11,790,000 as compared to net cash provided by financing activities of $70,535,000 for fiscal 2000 and $46,055,000 for fiscal l999. Net cash used in fiscal 2001 related primarily to the repayment of indebtedness offset by proceeds from equity offerings and the exercise of stock options and warrants. Net cash provided by operations in fiscal 2000 and 1999 was primarily due to proceeds from borrowings and equity offerings.

         In December 1999, we entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent. The agreement was amended in February 2002 to provide for borrowings of up to $15,000,000 through February 20, 2002; $22,500,000 through February 28, 2002; $30,000,000 through April 13,
2002; and $50,000,000 through the remaining term of the agreement. Generally, advances under the line of credit are based on a borrowing formula equal to the lesser of (1) the borrowing limit or (2) 70% of eligible accounts receivable, plus 25% of eligible inventory. Interest accrues on such advances at the bank's prime rate plus 0.5%, or at LIBOR plus 2.5%. Borrowings under the line of credit are collateralized by our accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of our domestic subsidiaries. The loan agreement contains certain financial and other covenants, which were amended retroactively. Accordingly, as of October 31, 2001, we were in compliance with such covenants, as amended. The loan agreement limits or prohibits us from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The line of credit expires on December 7, 2002. As of October 31, 2001, $48,701,000 was outstanding under the line of credit.

         In January 2001, our United Kingdom subsidiary entered into a credit facility agreement, as amended, with Lloyds TSB Bank plc under which Lloyds agreed to make available borrowings of up to $19,000,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank's base rate, and are guaranteed by us. The credit facility expires in March 2002. As of October 31, 2001, $5,372,000 was outstanding under the credit facility.

         During the year ended October 31, 2001, we received proceeds of $22,614,000 from the exercise of stock options and warrants.

         In July 2001, we sold 1,300,000 shares of common stock in a private placement and received net proceeds of approximately $20.9 million. We used the proceeds to repay in full the subordinated indebtedness described below, and other indebtedness.

         In July 2000, we entered into a subordinated loan agreement with Finova Mezzanine Capital under which we borrowed $15,000,000 evidenced by a five-year promissory note bearing interest at the rate of 12.5% per annum, payable monthly. In connection with the loan, we issued to Finova warrants to purchase 451,747 shares of common stock at an exercise price of $11.875 per share. We incurred an extraordinary charge of $1,948,000, net of taxes, upon the early repayment of this indebtedness.

         In connection with our acquisition of the franchise of Duke Nukem' PC and video games in December 2000, we are obligated to pay $6 million in cash upon delivery of the final PC version of Duke Nukem' Forever.

         Our accounts receivable, less an allowance for doubtful accounts, returns and price protection and other discounts at October 31, 2001 were $94,950,000. Of such receivables, approximately $11,033,000 or 11.7% was due from one customer. Most of our receivables are covered by insurance and generally have been collected in the ordinary course of business. Our sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. We do not hold any collateral to secure payment by our customers. As a result, we are subject to credit risks, particularly in the event that any of our receivables represent sales to a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due and such accounts are not covered by insurance, our liquidity and working capital position would be adversely affected. We had accounts receivable days outstanding of 69 at October 31, 2001, as compared to 92 days at October 31, 2000.

         Our offices and warehouse facilities are occupied under noncancelable operating leases expiring at various times from July 2001 to October 2011. Additionally, we have leased certain furniture, equipment and automobiles under noncancelable operating leases expiring through July 2005. Our future minimum rental payments for the year ending October 31, 2002 are $3,879,000, and aggregate minumum rental payments through applicable lease expirations is $16,756,000.

         We have no material commitments for capital expenditures. We anticipate incurring significant additional legal, accounting and other professional expenses in connection with pending litigation and regulatory matters.

Recently Issued Accounting Pronouncements

         In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

         SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Goodwill will be subject to an annual impairment test, including a transitional impairment test required upon adoption of SFAS 142, which companies have six months to complete.

         The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001; however, early adoption is permitted. We anticipate the early adoption of SFAS 142 as of the beginning of fiscal 2002. We are still in the process of reallocating previously identifiable intangibles that do not meet the criteria of SFAS 141 into goodwill and evaluating the useful lives of our remaining identifiable intangibles. However, we currently estimate that unaudited pro forma income before extraordinary item and cumulative effect of change in accounting principle and the respective diluted EPS would have been approximately $2.9 million and $0.08, respectively for the year ended October 31, 2001 had the provisions of the new standards been applied in that year. We are in the process of completing the step one transitional assessment of goodwill. We do not currently anticipate having to record a transition impairment of goodwill or other intangible assets as a cumulative effect as a result of these new standards.

         In August 2001, the FASB issued Statement of Financial Accounting Standard No.143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this project, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently evaluating the expected impact of the adoption of SFAS 143 on our financial condition, cash flows and results of operations and will adopt SFAS 143 in fiscal 2003.

         In October 2001, the FASB issued Statement of Financial Accounting Standard No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We are currently evaluating the expected impact of the adoption of SFAS 144 on our financial condition and results of operations and will be adopting SFAS 144 in the first quarter of fiscal 2003.

Cautionary Statement and Risk Factors

         Safe Harbor Statement under the Securities Litigation Reform Act of 1995: We make statements in this report that are considered forward-looking statements under federal securities laws. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to them. The words "expect," "anticipate," "believe," "may," "estimate," "intend" and similar expressions are intended to identify such forward looking statements. Forward- looking statements involve risks, uncertainties and assumptions including, but not limited to, the following:

         The market for interactive entertainment software titles is characterized by short product life cycles. The interactive entertainment software market is characterized by short product life cycles and frequent introduction of new products. New products introduced by us may not achieve significant market acceptance or achieve sufficient sales to permit us to recover development, manufacturing and associated costs. Historically, few interactive entertainment software products have achieved sustained market acceptance. Even the most successful titles remain popular for only limited periods of time, often less than six months. The life cycle of a game generally consists of a relatively high level of sales during the first few months after introduction followed by a decline in sales. Because revenues associated with the initial shipments of a new product generally constitute a high percentage of the total revenues associated with the life of a product, any delay in the introduction of one or more new products could harm our operating results. Additionally, because we introduce a relatively limited number of new products in a given period, the failure of one or more of our products to achieve market acceptance could result in losses.

         A significant portion of our revenues are derived from a limited number of titles. Our ten best selling titles accounted for approximately 31.3% of our revenues for the year ended October 31, 2001. For this period, Grand Theft Auto 3 for the PlayStation 2 accounted for 7.4% of our revenues; Midnight Club for the PlayStation 2 accounted for 4.1% of our revenues; Smuggler's Run for the PlayStation 2 accounted for 3.0% of our revenues; and Max Payne for the PC accounted for 5.2% of our revenues, with each of the next three titles accounting for between 1.9% and 3.0% of our revenues. Our ten best selling titles accounted for 16.4% of our revenues for the year ended October 31, 2000. Each of Grand Theft Auto and the Smuggler's Run titles accounted for approximately 3.0% of our revenues for the year ended October 31, 2000, with each of the next four titles accounting for between 1.2% and 2.3% of our revenues. For the year ended October 31, 1999, our ten best selling titles accounted for approximately 33.5% of our revenues, with Grand Theft Auto products accounting for approximately 18.7% of our revenues. Our future titles may not be commercially viable. We also may not be able to release new titles within scheduled release times or at all. If we fail to continue to develop and sell new, commercially successful titles, our revenues and profits may decrease substantially and we may incur losses.

         Our quarterly operating results may vary significantly, which could cause our stock price to decline. We have experienced and may continue to experience wide fluctuations in quarterly operating results. The interactive entertainment industry is highly seasonal, with sales typically higher during the fourth and first calendar quarters, due primarily to the increased demand for games during and immediately following the holiday buying season. Our failure or inability to introduce products on a timely basis to meet seasonal fluctuations in demand will harm our business and operating results. These fluctuations could also cause our stock price to decline. Other factors that cause fluctuations include delays in the introduction of new titles; the size and timing of product and corporate acquisitions; variations in sales of titles designed to operate on particular platforms; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; availability of hardware platforms; the timing and success of title introductions by our competitors; product returns; the accuracy of retailers' forecasts of consumer demand; and the timing of orders from major customers.

         Our expense levels are based, in part, on our expectations regarding future sales and therefore our operating results would be harmed by a decrease in sales or a failure to meet our sales expectations. The uncertainties associated with interactive entertainment software development, lengthy manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations. In future quarters our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline.

         The interactive entertainment software industry is cyclical, and we may fail to anticipate changing consumer preferences. Our business is subject to all of the risks generally associated with the interactive entertainment software industry, which has been cyclical in nature and has been characterized by periods of significant growth followed by rapid declines. Our future operating results will depend on numerous factors beyond our control, including the popularity, price and timing of new software and hardware platforms being released and distributed by us and our competitors; international, national and regional economic conditions, particularly economic conditions adversely affecting discretionary consumer spending; changes in consumer demographics; the availability of other forms of entertainment; and critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted. In order to plan for acquisition and promotional activities, we must anticipate and respond to rapid changes in consumer tastes and preferences. A decline in the popularity of interactive entertainment software or particular platforms could cause sales of our titles to decline dramatically. The period of time necessary to develop new game titles, obtain approvals of manufacturers and produce CD-ROMs or game cartridges is unpredictable. During this period, consumer appeal of a particular title may decrease, causing sales to decline.

         Rapidly changing technology and platform shifts could hurt our operating results. The interactive entertainment industry in general is associated with rapidly changing technology, which often leads to software and platform obsolescence and significant price erosion over the life of a product. The introduction of new platforms and technologies can render existing software titles obsolete or unmarketable. We expect that as more advanced platforms achieve market acceptance, consumer demand for software for older platforms will decline. Obsolescence of software or platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers, which would have a material adverse effect on our operating results. A number of software publishers who compete with us have developed or are currently developing software for use by consumers over the Internet. Future increases in the availability of such software or technological advances in such software or the Internet could result in a decline in platform-based software and impact our sales. Direct sales of software by major manufacturers over the Internet would materially adversely affect our distribution business.

         Next-generation hardware platforms on which we have based our business strategy may not achieve significant market acceptance. Our software development efforts with respect to new hardware platforms may not lead to marketable titles or titles that generate sufficient revenues to recover their development, manufacturing and marketing costs, especially if a new hardware platform does not reach a significant level of market acceptance. This risk may increase in the future, as continuing increases in development costs require corresponding increases in revenues in order to maintain profitability.

         We have devoted and will continue to devote significant development and marketing resources on products designed for next-generation video game systems that have not yet achieved large installed bases. We released several titles for the PlayStation 2 and have additional titles under development for this platform. If PlayStation 2 does not continue to achieve wide acceptance by consumers or Sony is unable to ship a significant number of PlayStation 2 units in a timely fashion, or if the sale of our titles fails to meet our expectations, we will have spent substantial amounts for developing products for this platform without corresponding revenues, which could result in losses. We are also devoting development resources on products designed for Microsoft's Xbox and Nintendo's GameCube. If fewer than expected units of a new hardware platform are produced or shipped, or if such platforms do not achieve commercial success, we may experience lower than expected sales or losses for these platforms.

         Our business is dependent on licensing and publishing arrangements with third parties. Our success depends on our ability to identify and develop new titles on a timely basis. We have entered into agreements with third parties to acquire the rights to publish and distribute interactive entertainment software. These agreements typically require us to make advance payments, pay royalties and satisfy other conditions. Our advance payments may not be sufficient to permit developers to develop new software successfully. In addition, software development costs, promotion and marketing expenses and royalties payable to software developers have increased significantly in recent years and reduce the potential profits derived from sales of our software. Future sales of our titles may not be sufficient to recover advances to software developers, and we may not have adequate financial and other resources to satisfy our contractual commitments. If we fail to satisfy our obligations under these license agreements, the agreements may be terminated or modified in ways that may be burdensome to us.

         Returns of our published titles and markdown allowances may adversely affect our operating results. We are exposed to the risk of product returns and markdown allowances with respect to our customers. Although our distribution arrangements with retailers generally do not give them the right to return titles to us or to cancel firm orders, our arrangements with retailers for published titles require us to accept returns. We sometimes negotiate accommodations to retailers, including price discounts, credits and returns, when demand for specific titles falls below expectations. We establish a reserve for future returns and markdown allowances for published titles at the time of sales, based primarily on these return policies and historical return rates, and we report our revenues net of returns.

         Decreased demand for products compatible with older hardware platforms may result in a higher level of markdown allowances. In addition, if new platforms or products do not achieve market acceptance, we may be required to grant markdown allowances to maintain our relationships with retailers and access to distribution channels. If return rates and markdown allowances for our published titles significantly exceed our reserves, our revenues will decline and we could incur losses.

         The interactive entertainment software industry is highly competitive. We compete for both licenses to properties and the sale of interactive entertainment software with Sony, Nintendo, Microsoft and Sega, each of which is a large developer and marketer of software for its platforms. Sony and Nintendo currently dominate the industry and have the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television spots. These companies may also increase their own software development efforts or focus on developing software products for third-party platforms.

         We compete with domestic and international companies, large software companies and media companies. Many of our competitors have far greater financial, technical, personnel and other resources than we do, and many are able to carry larger inventories, adopt more aggressive pricing policies and make higher offers to licensors and developers for commercially desirable properties than we can. Competition in the entertainment software industry is based on product quality and features; brand name recognition; access to distribution channels; effectiveness of marketing; and price. Our titles also compete with other forms of entertainment such as motion pictures, television and audio and video cassettes featuring similar themes, online computer programs and forms of entertainment which may be less expensive or provide other advantages to consumers.

         Increased competition for limited shelf space and promotional support from retailers could affect the success of our business and require us to incur greater expenses to market our titles. Retailers have limited shelf space and promotional resources, and competition is intense among an increasing number of newly introduced interactive entertainment software titles for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures just to maintain current levels of sales of our titles. Competitors with more extensive lines and popular titles frequently have greater bargaining power with retailers. Accordingly, we may not be able to achieve the levels of promotional support and shelf space that such competitors receive.

         Rating systems for interactive entertainment software, potential legislation and consumer opposition could inhibit sales of our products. Trade organizations within the video game industry require interactive entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles. Certain countries have also established similar rating systems as prerequisites for sales of interactive entertainment software in such countries. In some instances, we may be required to modify our products to comply with the requirements of such governmental entities, which could delay the release of those products in such countries. We recently discontinued making sales of Grand Theft Auto 3 in Australia for several weeks while we made certain content changes to this title to comply with applicable rating systems. We believe that we comply with such rating systems and display the ratings received for our titles.

         Historically, our software titles received a rating of "G" (all ages) or "T" (age 13 and over), although most of our newer titles (including Grand Theft Auto 3, Max Payne and State of Emergency) have received a rating of "M" (age 18 and over). Certain retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our "M" rated products.

         Several proposals have been made for federal legislation to regulate the interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, television and music containing violence and sexually explicit material and the Federal Trade Commission has adopted rules with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of interactive entertainment software containing graphic violence and sexually explicit material by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. If any groups were to target our "M" rated titles, we might be required to significantly change or discontinue a particular title, which in the case of our best selling titles could hurt our business. Additionally, in light of the events in September 2001, we revised content in certain of our products that we deemed inappropriate. Delays in the release of products as a result of inappropriate content could result in lost revenues.

         We cannot publish our console titles without the approval of hardware manufacturers. We are required to obtain a license to develop and publish titles for each hardware console platform for which we develop and publish titles. Our existing hardware console platform licenses require that we obtain approval for the publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms, along with our ability to time the release of these titles and, accordingly, our revenues from titles for these hardware platforms, may be limited. If any manufacturer chooses not to renew or extend our license agreement at the end of its current term, or if the manufacturer were to terminate our license for any reason, we would be unable to publish additional titles for that manufacturer's hardware platform.

         License agreements relating to these rights generally extend for a term of three years. The agreements are terminable upon the occurrence of a number of factors, including: (1) breach of the agreement by us; (2) our bankruptcy or insolvency; or (3) our entry into a relationship with, or acquisition by, a competitor of the manufacturer. We cannot assure you that we will be able to obtain new or maintain existing licenses on acceptable terms, or at all.

         We are dependent upon a license agreement with Sony to publish titles for PlayStation 2. The term of the license agreement expires in March 2003 and is automatically extended, unless terminated by one of the parties, for additional successive one-year terms. Termination of such agreement would seriously hurt our business.

         Sony and Nintendo are the sole manufacturers of the titles we publish under license from them. Games for the Xbox must be manufactured by pre-approved manufacturers. Each platform license provides that the manufacturer may raise prices for the titles at any time and grants the manufacturer substantial control over the release of new titles. Each of these manufacturers also publishes software for its own platforms and manufactures titles for all of its other licensees and may choose to give priority to its own titles or those of other publishers if it has insufficient manufacturing capacity or if there is increased demand.

         In addition, these manufacturers may not have sufficient production capacity to satisfy our scheduling requirements during any period of sustained demand. If manufacturers do not supply us with finished titles on favorable terms without delays, our operations would be materially interrupted, and we would be unable to obtain sufficient amounts of our product to sell to our customers. If we cannot obtain sufficient product amounts, our revenues will decline and we could incur losses.

         We may not be able to protect our proprietary rights or avoid claims that we infringe on the proprietary rights of others. We develop proprietary software and have obtained the rights to publish and distribute software developed by third parties. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Interactive entertainment software is susceptible to unauthorized copying. Unauthorized third parties may be able to copy or to reverse engineer our software to obtain and use programming or production techniques that we regard as proprietary.

         As the amount of interactive entertainment software titles in the market increases and the functionality of this software further overlaps, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes the copyrights or patents of others. From time to time, we receive notices from third parties alleging infringement of their proprietary rights. Although we believe that our software and technologies and the software and technologies of third-party developers and publishers with whom we have contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others has or may occur. Any claims of infringement, with or without merit, could be time-consuming, costly and difficult to defend.

         We are dependent on third-party software developers to complete many of our titles. We rely on third-party software developers for the development of a significant number of our titles. Quality third-party developers are continually in high demand. Software developers who have developed titles for us in the past may not be available to develop software for us in the future. Due to the limited number of third-party software developers and the limited control that we exercise over them, these developers may not be able to complete titles for us on a timely basis or within acceptable quality standards, if at all.

         We depend on third-party software developers and our internal development studios to develop new interactive entertainment software within anticipated release schedules and cost projections. In addition, the development cycle for new titles is long, typically ranging from twelve to twenty-four months. After development of a product, it may take between six to twelve additional months to develop the product for other hardware platforms. If developers experience financial difficulties, additional costs or unanticipated development delays, we will not be able to release titles according to our schedule.

         Our software is susceptible to errors, which can harm our financial results and reputation. The technological advancements of new hardware platforms allow more complex software products. As software products become more complex, the risk of undetected errors in products when first introduced increases. If, despite testing, errors are found in new products or releases after shipments have been made, we could experience a loss of or delay in timely market acceptance, product returns, loss of revenues and damage to our reputation.

         The costs of developing and marketing products for new interactive entertainment hardware platforms may be substantial and could harm our operating results. We anticipate that it will be more costly to develop titles for new hardware platforms and believe the costs of developing and publishing titles for these hardware platforms will require greater financial and technical resources than prior development and publishing efforts. Additionally, during periods of new technology and platform introductions, forecasting our revenues and earnings is more difficult than in more stable or rising product markets.

         Our distribution business is subject to intense competition. Our distribution business operates in a highly competitive environment. The intense competition that characterizes our industry is based primarily on breadth, availability and quality of product lines; price; terms and conditions of sale; credit terms and availability; speed and accuracy of delivery; and effectiveness of sales and marketing programs. Our competitors include regional, national and international distributors, as well as hardware manufacturers and software publishers. We may lose market share or be forced in the future to reduce our prices in response to the actions of our competitors, and thereby experience a reduction in our gross margins.

         Gross margins relating to our distribution business have been historically narrow which increases the impact of variations in costs on our operating results. As a result of intense price competition in the console hardware and software distribution industry, our gross margins in our distribution business have historically been narrow and we expect them to continue to be narrow in the future. We receive purchase discounts from suppliers based on various factors, including volume purchases. These purchase discounts directly affect our gross margins. It may become more difficult for us to achieve the percentage growth in sales required to continue to receive volume purchase discounts.

         A significant percentage of our revenues relates to products sold to us by relatively few manufacturers or publishers. They each have the ability to make rapid and significantly adverse changes in their sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts they make available to us. Our inability to pass through to our customers the impact of these changes could have a negative impact on our gross margins. A decline in gross margins could have a material adverse effect on our business and could result in losses.

         We may not be able to adequately adjust our cost structure in a timely fashion in response to a sudden decrease in demand. A significant portion of our selling and general and administrative expense is comprised of personnel, facilities and costs of invested capital. In the event of a significant decline in revenues, we may not be able to exit facilities, reduce personnel, or make other significant changes to our cost structure without significant disruption to our operations or without significant termination and exit costs. Management may not be able to implement such actions, if at all, in a timely manner to offset an immediate shortfall in revenues and gross profit.

         Our distribution business is dependent on suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis. Our ability to obtain particular products in required quantities and to fulfill customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, limited price protection or return rights offered by manufacturers may have a bearing on the amount of product we may be willing to purchase. The console hardware industry experiences significant product supply shortages from time to time due to the inability of certain manufacturers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term hardware inventory shortages. In addition, manufacturers who currently distribute their products through us may decide to distribute, or to substantially increase their existing distribution, through other distributors, or directly to retailers. In the case of software, alternative means of distribution have emerged, such as electronic distribution. We cannot assure you that suppliers will be able to maintain an adequate supply of products to fulfill our customer orders on a timely basis or that we will be able to obtain particular products or that products currently offered by suppliers will continue to be available.

         We are subject to the risk that our inventory values may decline and protective terms under supplier arrangements may not adequately cover the decline in values. The interactive entertainment software and hardware industry is subject to rapid technological change, new and enhanced generations of products, and evolving industry standards. These changes may cause inventory to decline substantially in value or to become obsolete. We are also exposed to inventory risk to the extent that supplier price protections are not available on all products or quantities and are subject to time restrictions. In addition, suppliers may become insolvent and unable to fulfill price protection obligations.

         We rely on arrangements with independent shipping companies for the delivery of our products. The termination of our arrangements with one or more of these independent shipping companies, or the failure or inability of one or more of these independent shipping companies to deliver products from suppliers to us or products from us to our customers on a timely basis could adversely affect our results of operations.

         Our rapid expansion and acquisitions may strain our operations. We have expanded through internal growth and acquisitions, which have placed and may continue to place a significant strain on our management, administrative, operational, financial and other resources. We have released a significant number of titles on new platforms, expanded our publishing and distribution operations, increased our advances to developers and payments to manufacturers, enlarged our work force and expanded our presence in international markets. To successfully manage this growth, we must continue to implement and improve our operating systems as well as hire, train and manage a substantial and increasing number of management, technical, marketing, administrative and other personnel. We may be unable to effectively manage expanded operations that are geographically dispersed.

         A limited number of customers may account for a significant portion of our sales. Sales to our five largest customers accounted for approximately, 20.9% of our revenues for the year ended October 31, 2001, 22.7% of our revenues for the year ended October 31, 2000 and 24.6% of our revenues for the year ended October 31, 1999. Our customers may terminate their relationship with us at any time. The loss of our relationships with principal customers or a decline in sales to principal customers could harm our operating results. Bankruptcies or consolidations of certain large retail customers could also hurt our business.

         We have significant debt obligations. We have historically incurred substantial indebtedness in order to finance our operations. As of October 31, 2001, $48,701,000 was outstanding under a line of credit agreement entered into with a group of lenders led by Bank of America, N.A., as agent. This line of credit was recently amended to provide for borrowings of up to $15,000,000 through February 20, 2002; $22,500,000 through February 28, 2002; $30,000,000 through April 13, 2002; and $50,000,000 through December 7, 2002. Borrowings under the line of credit are collateralized by our accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of our domestic subsidiaries. The loan agreement contains certain financial and other covenants, which were retroactively amended. Accordingly, we are in compliance with such covenants as amended. The loan agreement limits or prohibits us, subject to certain exceptions, from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. If we default on our obligations, the banks could elect to declare our indebtedness to be due and payable and foreclose on our assets. Our UK subsidiary also had outstanding indebtedness of $5,372,000 at October 31, 2001.

         We are subject to credit and collection risks. Our sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. We do not hold any collateral to secure payment by our customers. As a result, we are subject to credit risks, particularly in the event that any of our receivables represent sales to a limited number of retailers or are concentrated in foreign markets. If we are unable to collect on accounts receivable as they become due and such accounts are not covered by insurance, it could adversely affect our financial condition. Our accounts receivable, less an allowance for doubtful accounts and product returns, at October 31, 2001 were $94,950,000.

         We are subject to risks and uncertainties of international trade. Sales in international markets, primarily in the United Kingdom and other countries in Europe and the Pacific Rim, have accounted for a significant portion of our revenues. Sales in international markets accounted for approximately 23.6% of our revenues for the year ended October 31, 2001, 28.4% of our revenues for the year ended October 31, 2000 and 33.0% of our revenues for the year ended October 31, 1999. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies. For the year ended October 31, 2001, our foreign currency translation adjustment loss was $767,000. We purchase currency forward contracts to a limited extent to seek to minimize our exposure to fluctuations in foreign currency exchange rates.

         Litigation. Several class action lawsuits have been filed against us. These lawsuits can be costly to defend and can distract management's time from our operations. An unfavorable resolution of these actions could have a material adverse effect on our financial condition and results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations. Historically, fluctuations in interest rates have not had a significant impact on our operating results. At October 31, 2001, we had $54,073,000 in outstanding variable rate indebtedness. A hypothetical 1% increase in the interest rate of our variable rate debt would increase annual interest expense by approximately $541,000 as of October 31, 2001.

         We transact business in foreign currencies and are exposed to risk resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter or year end. Translation adjustments are included within accumulated other comprehensive income as a separate component of stockholders' equity. For the year ended October 31, 2001, our foreign currency translation loss was $767,000. A hypothetical 10% change in applicable currency exchange rates at October 31, 2001 would result in a material translation adjustment. We purchase currency forward contracts to a limited extent to seek to minimize our exposure to fluctuations in foreign currency exchange rates. We had no outstanding contracts as of October 31, 2001.

         In addition, we may be exposed to risk of loss associated with fluctuations in the value of our investments. Our investments are stated at fair value, with net unrealized appreciation and loss included within accumulated other comprehensive income as a separate component of stockholders' equity. We regularly review the carrying values of our investments to identify and record impairment losses when events or circumstances indicate that such investments may be other than temporarily impaired.

         In fiscal 2001, we recorded a loss of $19,171,000 to reflect an other than temporary impairment of our investment relating to Gameplay. At October 31, 2001, we held 6,869,000 shares of common stock of Gameplay.com plc with a fair value of approximately $75,000 which was recorded as non-current.

         In fiscal 2001, we recorded a loss of $2,000,000 to reflect an other than temporary impairment of our investment relating to eUniverse Inc. At October 31, 2001, we held 2,269,333 shares of eUniverse with fair value of approximately $6,241,000, all of which was recorded as current. We recorded an unrealized gain of $157,000, net of tax of $96,000, within accumulated other comprehensive income (loss) as a separate component of stockholders' equity.

Item 8.       Financial Statements.

         The financial statements appear in a separate section of this report following Part III.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2002, entitled "Election of Directors" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 11. Executive Compensation.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2002, entitled "Executive Compensation" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2002, entitled "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 13.  Certain Relationships and Related Transactions.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2002, entitled "Certain Relationships and Related Transactions" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      Exhibits

         3.1      Form of Restated Certificate of Incorporation of the
                  Company.(1)

         3.2      Amendment to Restated Certificate of Incorporation.(1)

         3.3      By-Laws of the Company.(1)

         10.1     1997 Stock Option Plan of the Company.(1)

         10.2 Credit Agreement (the "Credit Agreement"), dated December 7, 1999, by and among the Company, certain of its subsidiaries, certain lenders and Bank of America, N.A., as Agent.(2)

         10.3     Amendment to Credit Agreement.

         10.4 Loan Agreement with Lloyds TBS Commercial and Take-Two Interactive Software Europe Ltd.

         10.5 Employment Agreement, dated July 21, 2000, as amended, by and between the Company and Paul Eibeler.

         10.6 Employment Agreement dated February 15, 2001 by and between the Company and Kelly Sumner.

         10.7 Licensed Publishing Agreement dated April 1, 2000 between Sony Computer Entertainment America, Inc. and the Company.(3)*

         10.8 Publishing Agreement dated May 8, 1998 between Gathering of Developers I, Ltd. and Apogee Software, Ltd/ 3D Realms.(3)*

         10.9 Xbox Publisher License Agreement dated December 14, 2000 between Microsoft Corporation and the Company. *

         10.10 Confidential License Agreement for Nintendo GameCube dated September 24, 2001 between Nintendo of America Inc. and the Company. *

         21.1     Subsidiaries of the Company.

         23.1     Consent of PricewaterhouseCoopers LLP.

         * Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Exchange Act Rule 24b-2

--------------------

         (1) Incorporated by reference to the applicable exhibit contained in the Company's Registration Statement on Form SB-2 (File no. 333-6414).

         (2) Incorporated by reference to the applicable exhibit contained in the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

         (3) Incorporated by reference to the applicable exhibit contained in the Company's Registration Statement on Form S-3 (File No. 333-66748).

         (b) Financial Statement Schedules: Schedule II-Valuation and Qualifying Accounts.

         (c) Reports on Form 8-K filed during the quarter ended October 31, 2001: None

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
                           YEAR ENDED OCTOBER 31, 2001


                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants                                                    F-1

Consolidated Balance Sheets - At October 31, 2001 and October 31, 2000
(restated)                                                                           F-2

Consolidated Statements of Operations - For the years ended October 31, 2001,
2000 (restated) and 1999                                                             F-3

Consolidated Statements of Cash Flows - For the years ended October 31, 2001,
2000 (restated) and 1999                                                             F-4

Consolidated Statements of Stockholders' Equity - For the years ended October
31, 1999, 2000 (restated) and 2001                                                   F-5

Notes to Consolidated Financial Statements                                           F-7

                        Report of Independent Accountants


To the Board of Directors and
Shareholders of Take-Two Interactive Software, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity listed in the accompanying index present fairly, in all material respects, the financial position of Take Two Interactive Software, Inc. and its subsidiaries ("the Company") at October 31, 2001 and October 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company restated its financial statements for the year ended October 31, 2000.

As discussed in Note 3 to the consolidated financial statements, effective November 1, 2000, the Company changed its method of accounting for revenue recognition to conform to the requirements of SEC Staff Accounting Bulletin No. 101 Revenue Recognition.


/s/ PricewaterhouseCoopers LLP
New York, New York
February 11, 2002

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
--------------------------------------------------------------------------------


                                                                      October 31, 2001   October 31, 2000
ASSETS:                                                                                     Restated
                                                                      ----------------   ----------------
Current assets:
     Cash and cash equivalents                                               $   6,056       $   5,245
     Accounts receivable, net of provision for doubtful
      accounts and sales allowances of $26,106 and $11,615 at
         October 31, 2001 and 2000, respectively                                94,950         110,783
     Inventories, net                                                           61,937          53,798
     Prepaid royalties                                                          21,892          24,093
     Prepaid expenses and other current assets                                  17,925          10,386
     Investments                                                                 6,241           2,926
     Deferred tax asset                                                         13,873           9,243
                                                                             ---------       ---------
            Total current assets                                               222,874         216,474

Property and equipment, net                                                     11,033           5,260
Prepaid royalties                                                               11,097           1,303
Capitalized software development costs, net                                     11,934           9,613
Investments                                                                         75          28,487
Intangibles, net                                                                88,175          66,562
Deferred tax asset                                                               7,892              --
Other assets                                                                     1,917           2,558
                                                                             ---------       ---------
            Total assets                                                     $ 354,997       $ 330,257
                                                                             =========       =========

LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable                                                        $  60,223       $  46,566
     Accrued expenses and other current liabilities                             20,250          16,189
     Lines of credit                                                            54,073          84,605
     Current portion of capital lease obligation                                    99              89
                                                                             ---------       ---------
            Total current liabilities                                          134,645         147,449

Capital lease obligation, net of current portion                                   291             348
Loan payable, net of unamortized discount of $2,732 at October 31, 2000             --          12,268
                                                                             ---------       ---------
            Total liabilities                                                  134,936         160,065
                                                                             ---------       ---------

Commitments and contingencies (See Note 14)

Stockholders' equity
     Common stock, par value $.01 per share; 50,000,000 shares authorized;
         36,640,972, and 31,172,866 shares issued and outstanding
         at October 31, 2001 and 2000, respectively                                366             312
     Additional paid-in capital                                                213,908         157,738
     Deferred compensation                                                          --              (5)
     Retained earnings                                                          16,239          24,819
     Accumulated other comprehensive loss                                      (10,452)        (12,672)
                                                                             ---------       ---------
            Total stockholders' equity                                         220,061         170,192
                                                                             ---------       ---------
            Total liabilities and stockholders' equity                       $ 354,997       $ 330,257
                                                                             =========       =========

              The accompanying notes are an integral part of these
                        consolidated financial statements

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

                                                                                              Years Ended October 31,
                                                                                        -----------------------------------
                                                                                                        2000
                                                                                          2001        Restated      1999
                                                                                        ---------    ---------    ---------
Net sales                                                                               $ 451,056    $ 364,001    $ 304,714
Cost of sales (includes impairment charge on Internet gaming assets of $3,786             306,264      235,978      213,904
     for the year ended October 31, 2001)
                                                                                        ---------    ---------    ---------
          Gross profit                                                                    144,792      128,023       90,810
                                                                                        ---------    ---------    ---------

Operating expenses:
     Selling and marketing (includes impairment charge on Internet
           gaming assets of $401 for the year ended October 31, 2001)                      55,253       42,854       30,108

     General and administrative                                                            44,867       36,409       25,236
     Research and development costs                                                         6,190        5,668        5,263
     Depreciation and amortization                                                         12,641        8,680        2,822
     Abandoned offering costs                                                                  --        1,103           --
                                                                                        ---------    ---------    ---------
          Total operating expenses                                                        118,951       94,714       63,429
                                                                                        ---------    ---------    ---------

          Income from operations                                                           25,841       33,309       27,381

Non-operating expense (income):
     Interest expenses, net                                                                 8,510        6,069        2,910
     Gain on sale of subsidiary                                                              (651)      (1,690)          --
     Loss on available-for-sale Internet securities                                        21,477           --           --
     Equity in loss of affiliate                                                               --       19,969           45
                                                                                        ---------    ---------    ---------

          Total non-operating expense                                                      29,336       24,348        2,955

          (Loss) income before income taxes, extraordinary item and cumulative
             effect of change in accounting principle                                      (3,495)       8,961       24,426

(Benefit) provision for income taxes                                                       (2,200)       2,544        8,094
                                                                                        ---------    ---------    ---------
          (Loss) income before extraordinary item and cumulative effect of change
              in accounting principle                                                      (1,295)       6,417       16,332

Extraordinary item, loss on early extinguishment of debt, net of taxes of $1,217            1,948           --           --
Cumulative effect of change in accounting principle, net of taxes of $3,558                 5,337           --           --
                                                                                        ---------    ---------    ---------

          Net (loss) income                                                             $  (8,580)   $   6,417    $  16,332
                                                                                        =========    =========    =========
Share data:
Basic:
Weighted average common shares outstanding                                                 33,961       27,307       20,690
                                                                                        =========    =========    =========
(Loss) income before extraordinary item and cumulative effect of change
     in accounting per share                                                            $   (0.04)   $    0.23    $    0.79
Extraordinary item per share                                                                (0.06)          --           --
Cumulative effect of change in accounting principle per share                               (0.16)          --           --
                                                                                        ---------    ---------    ---------
Net (loss) income - Basic                                                               $   (0.25)   $    0.23    $    0.79
                                                                                        =========    =========    =========
Diluted:
Weighted average common shares outstanding                                                 33,961       28,330       21,515
                                                                                        =========    =========    =========
(Loss) income before extraordinary item and cumulative effect of change
     in accounting per share                                                            $   (0.04)   $    0.23    $    0.76
Extraordinary item per share                                                                (0.06)          --           --
Cumulative effect of change in accounting principle per share                               (0.16)          --           --
                                                                                        ---------    ---------    ---------
Net (loss) income - Diluted                                                             $   (0.25)   $    0.23    $    0.76
                                                                                        =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

(In thousands)                                                                              Year ended October 31,
                                                                                       --------------------------------
                                                                                                     2000
                                                                                         2001       Restated     1999
                                                                                       ---------   ---------   ---------
Cash flows from operating activities:
     Net (loss) income                                                                 $ (8,580)   $  6,417    $ 16,332
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
         operating activities:
         Depreciation and amortization                                                   12,641       8,680       2,822
         Loss on disposal of fixed assets                                                   219         239         124
         Gain on sale of subsidiary                                                        (651)     (1,690)         --
         Loss on available-for-sale Internet securities                                  21,477          --          --
         Impairment charge on Internet assets                                             4,187          --          --
         Stock received in consideration of license revenues                                 --      (1,710)         --
         Equity in loss of affiliate                                                         --      19,969          45
         Extraordinary loss on early extinguishment of debt, net of taxes                 1,948          --          --
         (Benefit) provision for deferred taxes                                          (8,307)     (1,301)         70
         Provision for doubtful accounts and sales allowances                            14,491       3,722       3,843
         Provision for Inventory obsolescence                                               108           9         319
         Amortization of various expenses and discounts                                   2,134         439         485
         Forfeiture of compensatory stock options in connection with AIM acquisition         --          --        (146)
         Issuance of compensatory stock                                                      --          55         831
     Changes in assets and liabilities, net of acquisitions and disposals:
         Decrease (increase) in accounts receivable                                       7,325      (6,467)    (51,970)
         Increase in inventories, net                                                    (4,034)    (12,507)    (10,835)
         Increase in prepaid royalties                                                   (8,279)    (16,914)    (12,119)
         Decrease in advances to developers                                                  --          --       4,320
         Increase in prepaid expenses and other current assets                           (5,470)     (4,009)     (6,361)
         (Increase) decrease in capitalized software development costs                   (2,710)     (7,386)         33
         (Increase) decrease in other non-current assets                                   (455)     (1,428)        618
         Increase (decrease) in accounts payable                                          1,511     (28,680)     30,181
         (Decrease) increase in accrued expenses and other current liabilities             (236)    (11,668)      9,366
         Decrease in other liabilities                                                       --          --      (3,981)
                                                                                       --------    --------    --------
                        Net cash provided by (used in) operating activities              27,319     (54,230)    (16,023)
                                                                                       --------    --------    --------
Cash flows from investing activities:
     Purchases of fixed assets                                                           (8,568)     (2,881)     (2,180)
     Investment in affiliates                                                                --          --      (4,100)
     Other investment                                                                        --      (4,122)         --
     Acquisitions, net of cash acquired                                                  (1,769)     (4,294)    (15,260)
     Acquisitions of intangible assets                                                   (3,105)
     Proceeds from disposal of a business                                                   215          --          --
     Additional cash paid for prior acquisition                                            (252)     (1,609)         --
                                                                                       --------    --------    --------
                        Net cash used in investing activities                           (13,479)    (12,906)    (21,540)
                                                                                       --------    --------    --------
Cash flows from financing activities:
     Issuance of stock in connection with the secondary public offering,
         net of issuance costs of $2,187                                                     --          --      21,852
     Proceeds from private placements                                                    20,892      21,285          --
     Net (repayments) borrowings under lines of credit                                  (40,545)     28,557      22,869
     Financing costs                                                                                 (1,029)       (725)
     (Repayment) proceeds from loan payable                                             (15,000)     15,000          --
     Repayments of note payable                                                              --         (89)       (460)
     Proceeds from exercise of stock options and warrants                                22,931       6,921       2,609
     Repayments of capital lease obligation                                                 (68)       (110)        (90)
                                                                                       --------    --------    --------
                        Net cash (used in) provided by financing activities             (11,790)     70,535      46,055
                                                                                       --------    --------    --------
Effect of foreign exchange rates on cash                                                 (1,239)     (8,528)       (881)
                                                                                       --------    --------    --------

                        Net increase (decrease) in cash for the period                      811      (5,129)      7,611
Cash and cash equivalents, beginning of the period                                        5,245      10,374       2,763
                                                                                       --------    --------    --------
Cash and cash equivalents, end of the period                                           $  6,056    $  5,245    $ 10,374
                                                                                       ========    ========    ========

Supplemental disclosure of non-cash investing activities:

     Issuance of common stock in connection with acquisitions                          $ 13,981    $ 55,261    $  7,364
                                                                                       ========    ========    ========
     Equipment acquired under capital lease                                            $     21    $    140    $     --
                                                                                       ========    ========    ========

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


(In thousands)                                                                              Year ended October 31,
                                                                                       --------------------------------
                                                                                                     2000
                                                                                         2001      Restated      1999
                                                                                       -------- -------------  --------

Supplemental information on businesses acquired:
     Fair value of assets acquired
         Cash                                                                          $    331    $    164    $    329
         Current assets                                                                  10,417         241      12,316
         Non current assets                                                                 770         138       1,245
         Investment (including prepaid purchase price for Neo)                               --      48,385          --
         Intangible assets                                                               25,168      22,910      24,097
     Less, liabilities assumed
         Current Liabilities                                                            (25,809)     (3,171)    (15,909)
         Stock and warrants issued                                                       (8,611)    (54,816)     (6,096)
         Options issued                                                                      --      (1,750)         --
         Disposal adjustment                                                                 --      (3,279)         --
         Direct transaction costs                                                          (166)       (400)       (393)
         Investment interest and purchase option                                             --      (3,964)         --
                                                                                       --------    --------    --------
Cash paid                                                                                 2,100       4,458      15,589
     Less, cash acquired                                                                   (331)       (164)       (329)
                                                                                       --------    --------    --------
Net cash paid                                                                          $  1,769    $  4,294    $ 15,260
                                                                                       ========    ========    ========

Supplemental information on businesses disposed:
         Current assets                                                                $   (318)   $   (457)
         Non current assets                                                                  --        (553)
         Current liabilities                                                                754         235
                                                                                       --------    --------
Net liabilities (assets) disposed                                                           436        (775)

Consideration received for business disposed:
     Stock                                                                                   --       2,751
     Cash                                                                                   215          --
                                                                                       --------    ---------
     Gain on sale                                                                      $   (651)   $ (1,976)
                                                                                       ========    ========

         Cash paid during the year for interest                                        $  8,284    $  5,944    $  2,670
                                                                                       ========    ========    ========
         Cash paid during the year for taxes                                           $  9,793    $  4,030    $    829
                                                                                       ========    ========    ========

The supplemental information on business acquired and disposed for the year ended October 31, 2000 are net of the Toga acquisition and disposal.
(See Note 4)

               The accompanying notes are an integral part of the
                       consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years ended October 31, 1999, October 31, 2000 (restated) and October 31, 2001

(In thousands)

                                                                                   Common Stock        Additional
                                                                              ----------------------     Paid-in     Deferred
                                                                               Shares       Amount       Capital   Compensation
                                                                              ---------    ---------    ---------    ---------
Balance, November 1, 1998                                                        18,072    $     181    $  33,546    $    (224)

Issuance of compensatory stock options and warrants                                 537            5          831           (5)

Proceeds from exercise of stock options and warrants                                654            6        2,602           --

Amortization of deferred compensation                                                --           --           --          181

Forfeiture of compensatory stock options in connection with AIM acquisition          --           --         (146)          --

Issuance of common stock in connection with acquisitions                            763            8        7,364           --

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                       3,005           30       21,822           --

Issuance of common stock in lieu of royalty payments                                 55            1          332           --

Tax benefit in connection with the exercise of stock options                         --           --          994           --

Foreign currency translation adjustment                                              --           --           --           --

Net income                                                                           --           --           --           --
                                                                              ---------    ---------    ---------    ---------

Balance, October 31, 1999                                                        23,086          231       67,345          (48)

Proceeds from exercise of stock options and warrants                              1,373           13        6,963           --

Amortization of deferred compensation                                                --           --           --           43

Issuance of common stock in connection with acquisitions                          4,222           43       55,218           --

Issuance of common stock in connection with private placements,
    net of issuance costs                                                         2,422           24       21,261           --

Issuance of warrant in connection with a debt financing                                                     2,927           --

Issuance of common stock in lieu of repayment of debt assumed from Pixel            168            2        2,528

Retirement of common stock                                                          (98)          (1)      (1,249)          --

Tax benefit in connection with the exercise of stock options                         --           --        2,745           --

Foreign currency translation adjustment                                              --           --           --           --

Net unrealized loss on investments net of taxes of $1,736                            --           --           --           --

Net income  - Restated                                                               --           --           --           --
                                                                              ---------    ---------    ---------    ---------

Balance, October 31, 2000 (restated)                                             31,173          312      157,738           (5)

Proceeds from exercise of stock options and warrants                              3,266           32       22,582           --

Amortization of deferred compensation                                                --           --           --            5

Issuance of common stock in connection with acquisitions                          1,466           14       13,967           --

Issuance of common stock in connection with private placements,
    net of issuance costs                                                         1,300           13       20,879           --

Retirement of common stock                                                         (564)          (5)      (7,305)          --

Tax benefit in connection with the exercise of stock options                         --           --        6,047           --

Foreign currency translation adjustment                                              --           --           --           --

Net unrealized gain on investments net of taxes of $1,640                            --           --           --           --

Net loss                                                                             --           --           --           --
                                                                              ---------    ---------    ---------    ---------

Balance, October 31, 2001                                                        36,641    $     366    $ 213,908    $      --
                                                                              =========    =========    =========    =========

(In thousands)
                                                                                          Accumulated
                                                                                             Other
                                                                               Retained  Comprehensive               Comprehensive
                                                                               Earnings      Income                     Income
                                                                               (Deficit)     (Loss)        Total        (Loss)
                                                                               ---------    ---------    ---------    ---------
Balance, November 1, 1998                                                      $   2,070    $      (7)   $  35,566    $   7,304

Issuance of compensatory stock options and warrants                                   --           --          831

Proceeds from exercise of stock options and warrants                                  --           --        2,608

Amortization of deferred compensation                                                 --           --          181

Forfeiture of compensatory stock options in connection with AIM acquisition           --           --         (146)

Issuance of common stock in connection with acquisitions                              --           --        7,372

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                           --           --       21,852

Issuance of common stock in lieu of royalty payments                                  --           --          333

Tax benefit in connection with the exercise of stock options                          --           --          994

Foreign currency translation adjustment                                               --         (820)        (820)        (820)

Net income                                                                        16,332           --       16,332       16,332
                                                                               ---------    ---------    ---------    ---------

Balance, October 31, 1999                                                         18,402         (827)      85,103       15,512

Proceeds from exercise of stock options and warrants                                  --           --        6,976

Amortization of deferred compensation                                                 --           --           43

Issuance of common stock in connection with acquisitions                              --           --       55,261

Issuance of common stock in connection with private placements,
    net of issuance costs                                                             --           --       21,285

Issuance of warrant in connection with a debt financing                               --           --        2,927

Issuance of common stock in lieu of repayment of debt assumed from Pixel                                     2,530

Retirement of common stock                                                            --           --       (1,250)

Tax benefit in connection with the exercise of stock options                          --           --        2,745

Foreign currency translation adjustment                                               --       (9,014)      (9,014)      (9,014)

Net unrealized loss on investments net of taxes of $1,736                             --       (2,831)      (2,831)      (2,831)

Net income  - Restated                                                             6,417           --        6,417        6,417
                                                                               ---------    ---------    ---------    ---------

Balance, October 31, 2000 (restated)                                              24,819      (12,672)     170,192       (5,428)

Proceeds from exercise of stock options and warrants                                  --           --       22,614

Amortization of deferred compensation                                                 --           --            5

Issuance of common stock in connection with acquisitions                              --           --       13,981

Issuance of common stock in connection with private placements,
    net of issuance costs                                                             --           --       20,892

Retirement of common stock                                                            --           --       (7,310)

Tax benefit in connection with the exercise of stock options                          --           --        6,047

Foreign currency translation adjustment                                               --         (767)        (767)        (767)

Net unrealized gain on investments net of taxes of $1,640                             --        2,987        2,987        2,987

Net loss                                                                          (8,580)          --       (8,580)      (8,580)
                                                                               ---------    ---------    ---------    ---------

Balance, October 31, 2001                                                      $  16,239    $ (10,452)   $ 220,061    $  (6,360)
                                                                               =========    =========    =========    =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

1.       Description of the Business

         Take-Two Interactive Software, Inc. (the "Company") was incorporated in the State of Delaware in September 1993. The Company develops interactive software games designed for PCs and video game console platforms and publishes games it and other parties develop. It also distributes games for PC's and video game consoles published by third parties.

2.       Restatement of Financial Statements

         The Company engaged outside Counsel to conduct an investigation into the Company's accounting treatment of certain transactions in fiscal 2000 and 2001. Counsel was assisted in its investigation by forensic accountants.

         As a result of the investigation, the Company restated its previously issued consolidated financial statements for fiscal 2000 to eliminate $15,367,000 of net sales made to independent third party distributors and the related cost of sales of $8,702,000, which were improperly recognized as revenue since the products were later returned or repurchased by the Company.

         In addition, the Company reviewed its revenue recognition policy, reserve policies and its accounting for certain other transactions. As a result of this review, the Company restated its previously issued consolidated financial statements for fiscal 2000 for the following transactions:

         o The elimination of $3,780,000 of sales and related cost of sales of $2,236,000 that were previously recognized for products that had not been shipped within the period.

         o A non-cash charge of $19,206,000 to record the Company's portion of the losses incurred by an affiliate accounted for under the equity method in accordance with the provisions of EITF Issue No. 99-10 (see Note 7), and a relating net reduction for post acquisition amortization of $710,000 after the Company acquired the remaining 80% interest in this entity (see Note 4).

         o The elimination of $2,563,000 of license revenue in connection with a business combination (see Note 5).

         The Company's 2000 financial statements have been restated as follows (presented in thousands, except per share data):


                                                                     Year ended
                                                                  October 31, 2000
                                                            ---------------------------
                                                            As Reported     As Restated
                                                            -----------     -----------
         Statement of Operations Data:
         Net sales *                                       $   387,006     $   364,001
         Cost of sales *                                   $   247,796     $   235,978
         Depreciation and amortization                     $     9,805     $     8,680
         Income from operations                            $    45,061     $    33,309
         Equity in loss of affiliate                       $       763     $    19,969
         Income before provision for income taxes          $    38,229     $     8,961
         Provision for income taxes                        $    13,266     $     2,544
         Net income                                        $    24,963     $     6,417
         Basic income per share                            $      0.91     $      0.23
         Diluted income per share                          $      0.88     $      0.23


* Restated amounts give effect to reclassification of certain amounts to conform to current year presentation including the reduction in net sales and costs of sales by approximately $1.3 million.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

                                                             October 31, 2000
                                                         -----------------------
                                                         As Reported  As Restated
                                                         -----------  -----------
         Balance Sheet Data
          Accounts receivable*                             $134,877   $110,783
          Inventories*                                     $ 44,922   $ 53,798
          Prepaid royalties - current                      $ 19,721   $ 24,093
          Deferred tax assets                              $    666   $  9,243
          Intangible assets                                $ 90,505   $ 66,562
          Other assets, net                                $  1,565   $  2,558
          Total assets                                     $351,641   $330,257
          Accounts payable                                 $ 47,972   $ 46,566
          Accrued expenses and other current liabilities*  $ 19,357   $ 16,189
          Total liabilities                                $164,639   $160,065
          Retained earnings                                $ 43,365   $ 24,819
          Total liabilities and stockholders equity        $351,641   $330,257

* Restated amounts reflect a reclassification relating to the presentation of allowance for returns.

         All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes thereto.

3.       Significant Accounting Policies

         Basis of Presentation

         The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

         Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes.

         Risks and Uncertainties

         Substantially all of the Company's net sales are derived from software publishing and distribution activities, which are subject to increasing competition, rapid technological change and evolving consumer preferences, often resulting in the frequent introduction of new products and short product lifecycles. Accordingly, the Company's profitability and growth prospects depend upon its ability to continually acquire, develop and market new, commercially successful software products and obtain adequate financing, if required. If the Company fails to continue to acquire, develop and market commercially successful software products, its operating results, cash flows and financial condition could be materially adversely affected in the near future.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements


         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties, capitalized software development costs and other intangibles, inventories, realization of deferred income taxes and the adequacy of allowances for returns, price protection and doubtful accounts. Actual amounts could differ significantly from these estimates.

         Concentration of Credit Risk

         A significant portion of the Company's cash balance is maintained with several major financial institutions with satisfactory standing and, while attempting to limit credit exposure with any single institution, there are times that balances will exceed insurable amounts.

         If the financial condition and operations of the Company's customers deteriorate, the risk of collection could increase substantially. As of October 31, 2001 and 2000, the receivable balances from the Company's largest customer amounted to approximately 11.7% and 10.1% of the Company's net receivable balance, respectively. For the years ended October 2001, 2000, and 1999, the Company's five largest customers accounted for 20.9%, 22.7%, and 24.6% of net sales, respectively. Except for the largest customer noted above, all receivable balances from the remaining customers were less than 10%. The Company maintains insurance, to the extent available, on the receivable balances.

         Revenue Recognition

         Publishing revenue is derived from the sale of internally developed interactive software titles or from the sale of titles licensed from a third party developer. Publishing revenue amounted to $242,913,000 $186,118,000 and $159,117,000 in 2001, 2000 and 1999, respectively.

         Distribution revenue is derived from the sale of third-party interactive software titles and hardware. Distribution revenue amounted to $208,143,000, $177,883,000 and $145,597,000 for 2001, 2000 and 1999,
         respectively.

         The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company's transactions generally include only one element, the interactive software game. The Company recognizes revenue, when the price is fixed and determinable, there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when title and all risks of loss are transferred to the customer, which is generally upon receipt. The Company's payment arrangements with its customers provide primarily 60 day terms and to a limited extent with certain customers 30, 90 or 120 day terms.

         The Company's distribution arrangements with customers generally do not give customers the right to return products; however, the Company at its discretion may accept product returns for stock balancing or defective products. In addition, the Company sometimes negotiates accommodations to customers, including price discounts, credits and product returns, when demand for specific products falls below expectations. The Company's publishing arrangements require the Company to accept product returns. The Company establishes a reserve for future returns and other allowances based primarily on its return policies, price protection and historical return rates. The Company may not have a reliable basis to estimate returns and allowances for certain customers or it may be unable to determine that collection of the receivable is probable. In such circumstances, the Company defers the revenues at the time of the sale and recognizes them when collection of the related receivable becomes probable or cash is received.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements


         Effective November 1, 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". Consistent with the guidelines provided in SAB No. 101, the Company changed its revenue recognition policy to recognize revenue as noted above. Prior to the adoption of SAB 101, the Company recognized revenue upon shipment. As a result of adopting SAB 101, net sales and cost of sales of approximately $27.2 million and $18.3 million, respectively, which were originally recognized in the year ended October 31, 2000 were also recognized in the year ended October 31, 2001. The cumulative effect of the application of the revenue recognition policies set forth in SAB 101 for the year ended October 31, 2001 was approximately $5.3 million net of tax benefit of approximately $3.6 million or $0.16 per share. Had the Company adopted SAB 101 as of the beginning of fiscal 2000, the unaudited pro forma net sales, net income and diluted earnings per share for the year ended October 31, 2000 would have been approximately $345 million, $4.6 million and $0.16, respectively. It is impracticable for the Company to present proforma information for periods prior to fiscal 2000.

         Advertising

         The Company expenses advertising costs as incurred. The Company shares portions of certain customers' advertising expenses through co-op advertising arrangements. Co-op advertising allowances provided to customers are recognized at the time the revenue is recognized. Advertising expense for the years ended October 31, 2001, 2000, and 1999 amounted to $22,983,000, $16,769,000 and $11,986,000, respectively.

         Cash and Cash Equivalents

         The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

         Inventory

         Inventories are stated at the lower of average cost or market. The Company periodically evaluates the carrying value of its inventories and makes adjustments as necessary. Reserves for product returns are included in the inventory balance.

         Prepaid Royalties

         The Company's agreements with licensors and developers generally provide it with exclusive publishing rights and require it to make advance royalty payments that are recouped against royalties due to the developer based on product sales. Prepaid royalties are amortized as cost of sales based on the greater of the proportion of current year sales to total of current and estimated future sales on a title by title basis for that title or the contractual royalty rate based on actual net product sales. The Company continually evaluates the recoverability of prepaid royalties and charges to cost of sales the amount that management determines is probable that will not be recouped at the contractual royalty rate in the period in which such determination is made. Included in prepaid royalties at October 31, 2001 and 2000, respectively are $13,811,000 and $9,029,000 related to titles that have not been released yet. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. Prepaid royalties were written down by $975,000 $501,000 and $1,308,000 for the years ended October 31,
         2001, 2000 and 1999, respectively, to estimated net realizable value. Amortization of prepaid royalties amounted to $17,598,000, $16,849,000 and $12,144,000 during fiscal years 2001, 2000, and 1999, respectively.

         Capitalized Software Development Costs (Including Film Production
         Costs)

         The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of sales is recorded on a product-by-product basis upon product release based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the straight-line method over the remaining estimated useful life of the product. The Company continually evaluates the recoverability of capitalized software costs. Capitalized Software Development Costs represent the costs associated with the internal development of the Company's publishing products. Capitalized software costs were written down by $389,000 and $698,000 to estimated net realizable value for the years ended October 31, 2001 and 1999, respectively. No capitalized software costs were written down for the year ended October 31, 2000. Amortization of capitalized software costs amounted to $3,780,000, $1,451,000 and $1,136,000 during 2001, 2000, and 1999, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

         Property and Equipment

         Office equipment, furniture and fixtures and automobiles are depreciated using the straight-line method over their estimated lives ranging from five to seven years. Computer equipment and software are depreciated using the straight-line method over three years. Leasehold improvements are amortized over the lesser of the term of the related lease or estimated useful lives. Accumulated amortization includes the amortization of assets recorded under capital leases, which amounted to approximately $202,000 and $73,000 at October 31, 2001 and 2000, respectively. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized. The carrying values of these assets are recorded at historical cost. The cost of major additions and betterments is capitalized.

         Intangible Assets

         Intangible assets consist of identifiable intangibles and the remaining excess purchase price paid over identified intangible and tangible net assets of acquired companies (goodwill). Intangible assets are amortized under the straight-line method over the period of expected benefit of seven years for the acquisition of development studios and ten years for the acquisition of distribution operations. The Company assesses the recoverability of its intangible assets by determining whether the carrying value can be recovered through estimated future undiscounted cash flows over its remaining life. If estimated future cash flows indicate that the unamortized balance will not be recovered, an adjustment will be made to reduce the carrying value to an amount consistent with estimated future cash flows discounted at the Company's incremental borrowing rate. Cash flow estimates are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

         Impairment of Long-Lived Assets

         The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the Company's incremental borrowing rate or fair value if available.

         Stock-Based Compensation

         The Company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

         Net (Loss) Income per Share

         Basic earnings per share ("EPS") is computed by dividing the net (loss) income applicable to common stockholders for the year by the weighted-average number of common shares outstanding during the year. Diluted EPS is computed by dividing the net (loss) income applicable to common stockholders for the year by the weighted-average number of common and common stock equivalents, which include common shares issuable upon the exercise of stock options and warrants outstanding during the year. Common stock equivalents are excluded from the computation if their effect is antidilutive.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

         Comprehensive Income (Loss)

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

         Foreign Currency Translation

         The functional currency for the Company's foreign operations is the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using quarter or year-end exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss).

         Fair Value of Financial Instruments

         The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of prepaid royalties and investments approximate fair value based upon the recoverability of these assets. The carrying amount of the Company's lines of credit approximates fair value because the interest rates of the lines of credit are based on floating rates identified by reference to market rates. The carrying amounts of the Company's loan payable and capital lease obligations approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at October 31, 2001.

         The Company enters into forward foreign exchange contracts to a limited extent to manage the risk associated with currency fluctuations on certain sales and purchase commitments denominated in foreign currencies. The Company's forward foreign exchange contracts are primarily denominated in certain European currencies and are for periods consistent with the terms of the underlying transactions, which is less than one year. Gains and losses resulting from the impact of currency exchange rate movements on contracts that qualify, as effective hedges are not recognized in operations until the underlying hedged transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amount of the underlying transactions in the period in which these transactions are recognized. As of October 31, 2001, there are no forward foreign exchange contracts outstanding. As of October 31, 2000, the contract amount of forward foreign exchange contracts outstanding was approximately $678,000.

         Recently Issued Accounting Pronouncements

         In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

         SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

         SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Goodwill will be subject to an annual impairment test, including a transitional impairment test required upon adoption of SFAS 142 for which companies have six months to complete. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001; however, early adoption is permitted. The Company anticipates the early adoption of SFAS 142 as of the beginning of fiscal 2002. The Company is still in the process of reallocating previously identifiable intangibles that do not meet the criteria of SFAS 141 into Goodwill and evaluating the useful lives of its remaining identifiable intangibles. However, the Company currently estimates that unaudited pro forma income (loss) before extraordinary item and cumulative effect of change in accounting principle and the respective diluted EPS and net income and diluted EPS would have been approximately $2.9 million and $0.08 and ($4.4 million) and ($0.13), respectively for the year ended October 31, 2001 had the provisions of the new standards been applied in that year. The Company is in the process of completing its step one transition assessment of goodwill. However, it does not currently anticipate having to record transition impairment of goodwill or other intangible assets as a cumulative effect as a result of these new standards.

         In August 2001, the FASB issued Statement of Financial Accounting Standard No.143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the expected impact of the adoption of SFAS 143 on the Company's financial condition, cash flows and results of operations. The Company will adopt the standard in the first quarter of fiscal 2003.

         In October 2001, the FASB issued Statement of Financial Accounting Standard No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the expected impact of the adoption of SFAS 144 on the Company's financial condition and results of operations. The Company will adopt the standard at the first quarter of fiscal 2003.

4.       Business Acquisitions (See Note 5)

         The Company acquired a number of companies that develop, publish or distribute interactive software games during the three-year period ended October 31, 2001. The aggregate purchase price, including cash payments and issuance of its common stock was $28.1 million, $65.4 million, and $9.7 million in 2001, 2000 and, 1999, respectively. The value of the Company's common stock issued in connection with these acquisitions has been based on the market price of the Company's common stock at the time such proposed transactions were agreed and announced. The aggregate purchase price excludes the value of stock issued for acquisitions accounted for as pooling of interests.

         In 1999, 1,033,000 shares of the Company's common stock were issued for the acquisition of Talonsoft, Inc. ("Talonsoft") accounted for as pooling of interests. The Company's consolidated financial statements including the related notes had been restated as of the earliest period presented to include the results of operations, financial position and cash flows of Talonsoft.

         The acquisitions described below have been accounted for as purchase transactions in accordance with APB No. 16 and SFAS 141 (for transactions after July 1, 2001) and, accordingly, the results of operations and financial position of the acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition.

         2001 transactions

         In July 2001, the Company acquired all of the outstanding capital stock of Techcorp Limited ("Techcorp"), a Hong Kong based design and engineering firm specializing in video game accessories. In consideration, the Company issued 30,000 shares of the Company's restricted common stock (valued at $572,000), paid $100,000 in cash and assumed net liabilities of approximately $2.9 million. In connection with the acquisition, the Company recorded goodwill of $3,558,000 on a preliminary basis. The Company is in the process of obtaining an independent third party valuation in support of its preliminary purchase price allocation. The Company will make the required adjustments, if any, upon completion of such valuation. In accordance with SFAS 141, the Company is not amortizing the goodwill recorded in connection with this acquisition.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

         In November 2000, the Company acquired all of the outstanding capital stock of VLM Entertainment Group, Inc. ("VLM"), a company engaged in the distribution of third-party software products. In connection with this transaction, the Company paid the former stockholders of VLM $2 million in cash and issued 875,000 shares of the Company's common stock (valued at $8.0 million) and assumed net liabilities of approximately $10.6 million. In connection with this transaction, the Company recorded intangible assets of approximately $20.7 million on a preliminary basis. The Company is in the process of obtaining an independent third party valuation in support of its preliminary purchase price allocation. The Company will make the required adjustments, if any, upon completion of such valuation.

         In connection with the sale of Toga to Gameplay in October 2000, the Company agreed to acquire Gameplay's game software development and publishing business - Neo Software Produktions GMBH ("Neo"). Such acquisition was completed in January of 2001. See Note 5 for further discussion of this transaction.

         The following table sets forth the components of the purchase price of the 2001 acquisitions (in thousands):

                                                      Neo          VLM         Techcorp       Total
                                                   --------      --------      --------      --------
         Cost of the acquisition:
            Value of  business  sold
                 (Prepaid purchase price-Neo)
                 or stock issued                   $ 17,266      $  8,039      $    572      $ 25,877

                    Cash                                 --         2,000           100         2,100
                    Transaction Costs                   109            27            30           166
                                                   --------      --------      --------      --------
                          Total                    $ 17,375      $ 10,066      $    702      $ 28,143
                                                   ========      ========      ========      ========

                 Allocation of purchase price:
                     Current Assets                $      2      $  9,852      $    894      $ 10,748
                     Non-Current Assets                  71           201           498           770
                     Liabilities                       (881)      (20,680)       (4,248)      (25,809)
                     Goodwill                         7,282        12,362         3,558        23,202
                     Customer Lists                      --         8,331            --         8,331
                     Technology                       8,037            --            --         8,037
                     Trademarks                       1,939            --                       1,939
                     Workforce                          925            --            --           925
                                                   --------      --------      --------      --------
                          Total                    $ 17,375      $ 10,066      $    702      $ 28,143
                                                   ========      ========      ========      ========

         Certain of Neo's internet-related technology assets were determined to be impaired in April 2001. Accordingly, the Company recorded as cost of sales a non-cash impairment charge of $3,786,000 consisting of $2,350,000 relating to server maintenance technologies and $1,047,000 relating to multiplayer technologies developed by Neo's development studio in connection with Online Pirates and $389,000 of capitalized software relating to other products to be developed by Neo. In addition, the Company recorded as selling and marketing expenses an impairment charge of $401,000 related to online sales promotions.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements


         2000 Transactions

         In August 2000, the Company acquired all of the outstanding capital stock of PopTop Software, Inc. ("PopTop") for 559,100 shares of its Common Stock (valued at $5.8 million) and assumed net liabilities of approximately $88,000.

         In April 2000, the Company acquired the remaining 80.1% of the equity interest of Gathering of Developers, Ltd ("Gathering") for 1,060,000 shares of its Common Stock (valued at $10.4 million) and assumed liabilities of approximately $3 million. In accordance with the provisions of EITF 99-10, the Company recorded an additional charge of $19,206,000 (see Notes 2 and 7) which effectively reduced the cost of the acquisition of Gathering by the same amount. The result was a net reduction for post acquisition amortization of $710,000 comprised of a $1,125,000 reduction of the amortization of intangible assets offset by an increase of $415,000 in the amortization of prepaid royalties.

         In March 2000, the Company acquired all of the outstanding capital stock of Toga, the parent company of Pixel Broadband Studios, Ltd. ("Pixel"). In connection with this acquisition, the Company paid $4.5 million in cash, issued 2,561,000 shares of its Common Stock (valued at $38.6 million), issued a warrant to purchase the stock of Pixel to the founder of Pixel (valued at $1.75 million based on the Black-Scholes pricing model) and assumed net liabilities of approximately $3.3 million. Toga was sold in October 2000 to Gameplay.com PLC
         ("Gameplay") (See Note 5).

         The following table sets forth the components of the purchase prices of the 2000 acquisitions (net of the disposition of Toga) (in thousands):



                                          Gathering      Pop Top         Toga         Total
                                           --------      --------      --------      --------
         Cost of the acquisition:
           Value of stock issued           $ 10,402      $  5,836      $ 38,578      $ 54,816
           Value of warrants issued              --            --         1,750         1,750
           Cash                                  --            --         4,458         4,458
           Investments and advances at
             time of acquisition              3,964            --            --         3,964

           Transaction Costs                     48            32           320           400
                                           --------      --------      --------      --------
                 Total                     $ 14,414      $  5,868      $ 45,106      $ 65,388

        Allocation of purchase price:
           Current Assets                  $  4,063      $     --      $     --      $  4,063
           Non-Current Assets                    72            66            --           138
           Liabilities                       (6,675)         (154)       (3,279)      (10,108)

           Goodwill                           8,128      $  5,110      $     --        13,238
           Trademarks                         8,826           846            --         9,672
           Prepaid purchase price - Neo          --            --        17,266        17,266
           Gameplay Investment                   --            --        31,119        31,119
                                           --------      --------      --------      --------
                  Total                    $ 14,414      $  5,868      $ 45,106      $ 65,388


TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements


         Unaudited proforma information

         The unaudited pro forma data below for the years ended October 31, 2001 and 2000 is presented as if purchase acquisitions for fiscal 2000 and 2001 had been made as of November 1, 1999. The unaudited pro forma financial information is based on management's estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisitions had, in fact, been completed on the dates assumed, or which may result in the future. The unaudited pro forma financial information includes purchase acquisitions that are significant to the Company's operations.

                                                                       Unaudited Pro forma
                                                            (in thousands, except for per share data)
                                                             October 31, 2001          October 31, 2000
                                                           ----------------------  -------------------------
           Total Revenues                                   $         458,665        $          424,809

           Income before extraordinary item and
           cumulative effect of change in
           accounting:                                      $          (4,079)       $            1,187

           Net income per share - Basic                     $           (0.12)       $             0.03
           Net income per share - Diluted                   $           (0.12)       $             0.03

         Included in the unaudited pro forma information is amortization of goodwill of approximately $7,320,000 and $7,744,000 net of taxes of $2,799,000 and $3,081,000 for the years ended October 31, 2001 and 2000, respectively.

         1999 transactions

         In 1999, the Company paid $1.2 million in cash, issued 638,000 shares of its common stock (valued at $6.1 million), incurred direct transaction costs of approximately $400,000 and assumed liabilities of approximately $15.9 million for all acquisitions accounted for as purchases. These acquisitions were LDA Distribution Limited, Joytech Europe Limited, DVDWave.com, Funsoft Nordic A.S., Triad Distributors, Inc., Global Star Software Ltd., DMA Design Holdings Limited, DMA Design Limited and CD Verte, S.p.A. ("CD Verte") and a minority interest in Bungie Software. In addition, for CD Verte, the Company paid $800,000 on December 1, 1999 and will pay an additional $1.2 million, subject to a potential downward adjustment based on net income of the acquired entity, over a three-year period.

5.       Disposition of Assets

         In July 2001, the Company sold all of the outstanding capital stock of Jack of All Games UK, a video game distributor, to Jay Two Limited, an unaffiliated third-party controlled by Freightmasters Ltd., for approximately $215,000. In connection with the sale, the purchaser assumed net liabilities of $436,000. The Company recorded a non-operating gain of $651,000 net of taxes relating to the sale.

         In October 2000, the Company sold all of the outstanding shares of Toga to Gameplay and simultaneously entered into a license agreement with Gameplay for the online distribution of certain of the Company's PC games. Toga had been purchased in March 2000 (see Note 4). The Company received (i) 15,371,698 shares of Gameplay's common stock (valued at approximately $31.1 million); (ii) a warrant to purchase 1,000,000 shares of Gameplay stock (the Company assigned no value to the warrant); and (iii) a joint exploitation agreement with Gameplay under which the Company acquired rights to the software development business of Neo - a subsidiary of Gameplay (valued at approximately $17.3 million). The value of such right was recorded as prepaid purchase price at the time of Toga's sale and has been included in intangible assets at October 31, 2000.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

         The Company recognized a loss of $286,000 on the sale of Toga, which was recorded as a component of "gain on sale of subsidiary, net" on the 2000 Consolidated Statement of Operations. The Company obtained an independent third party valuation in support of the value assigned to its right to acquire Neo. In January 2001, the Company completed the acquisition of Neo and assumed net liabilities of approximately $808,000, in addition to the prepaid purchase price of $17.3 million noted above.

         In June 2000, the Company sold its 19.9% equity interest in Bungie Software ("Bungie") to Microsoft Corporation for approximately $5 million in cash. The Company did not realize any gain or loss on this transaction. Separately, the Company sold its exclusive Halo publishing and distribution rights to Bungie for $4 million in cash, a royalty free license to Bungie's Halo technology in connection with the development of two original products and all right, title and interest to the Myth franchise and the PC and Playstation(R) 2 game, Oni. The Company recorded this transaction as net sales of $5.5 million after giving effect to the receipt of $9 million in cash and $5.8 million of assets (consisting of $2.8 million relating to Oni, $1.5 million relating to Myth and $1.5 million relating to the license to use Halo game engine technology for two original products), net of $9.3 million of assets sold. The Company obtained independent third party valuations in support of the transaction.

         In February 2000, the Company sold all of its interest in Falcon Ventures Corporation d/b/a DVDWave.com to eUniverse, Inc. ("eUniverse") in exchange for 310,000 shares of eUniverse's common stock. The Company recognized a gain of $1,976,000 and recorded such gain as a component of "Gain on sale of subsidiary, net" on the Consolidated Statement of Operations.

6.       Intangible Assets

         Intangible assets consist of trademarks, intellectual property, customer lists, acquired technology and the excess purchase price paid over identified intangible and tangible net assets of acquired companies (goodwill).

         In December 2000, the Company acquired the exclusive worldwide publishing rights to the franchise of Duke Nukem PC and video games, including the PC, console and sequel rights to Duke Nukem Forever. In connection with the transaction, the Company paid $2.3 million in cash and issued 557,103 shares of its common stock (valued at approximately $5.4 million). In addition, the Company is contingently liable to make a further payment of $6 million upon delivery of the gold master of Duke Nukem Forever. The Company recorded an intangible asset of $7.7 million related to the intellectual property purchased in this transaction on a preliminary basis. The Company is in the process of obtaining an independent third party valuation in support of its preliminary valuation. The Company will make the required adjustments, if any, upon completion of such valuation. The additional $6 million will be recorded as an additional intangible asset upon resolution of the contingency.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

         The following table sets forth the components of the intantgible assets as of October 31, 2001 and 2000 (in thousands):


                                                               October      October
                                                               31, 2001     31, 2000
                                                               --------     --------
         Goodwill                                              $ 70,191     $ 45,183
         Prepaid purchase price -Neo (Note 5)                        --       17,266
         Trademarks                                              13,922       11,983
         Customer lists                                           9,081          803
         Intellectual property                                    8,527           --
         Technology                                               4,640           --
         Workforce                                                  925           --
                                                               --------     --------
                                                                107,286       75,235

         Less - accumulated amortization                         19,111        8,673
                                                               --------     --------
                                                               $ 88,175     $ 66,562
                                                               --------     --------

         Amortization expense for the years ended October 31, 2001, 2000, and 1999, amounted to $9,309,000, $6,919,000, and $1,662,000, respectively.

7.       Investment in Affiliate

         In May 1998, the Company entered into a distribution agreement with Gathering, a publisher of PC and video games. Pursuant to the agreement, the Company agreed to pay Gathering advance royalty payments of up to $7.5 million for the rights to distribute certain PC titles. In February 1999, the Company amended the May 1998 distribution agreement under which the Company agreed to pay Gathering advance royalty payments of up to $12.5 million (inclusive of the payments under the May 1998 agreement). The Company's advance royalty payments under the February 1999 agreement were to be recouped from royalties due to Gathering under the distribution agreement after payment of the Company's distribution fee. The Company also made advance royalty payments to Gathering in a similar arrangement under various publishing agreements for video games.

         In February 1999, the Company purchased a 19.9% equity interest in Gathering for approximately $4 million. The investment was accounted for by the equity method due to the Company having significant influence over Gathering. The difference between the carrying value of the investment and the underlying equity in the net assets of approximately $4,377,000, was attributed to goodwill and was amortized using the straight-line method over the period of expected benefit of seven years. Such amortization has been included in the equity in loss of affiliate.

         In addition, the equity holders of Gathering granted the Company an option to purchase all of their interests, exercisable on two separate occasions during the six-month periods ending April 30, 2001 and 2002 based on a fixed formula. In consideration of the option grant, the Company issued to Gathering's equity holders 125,000 shares of common stock, valued at $1,275,000, which was amortized over the term of the purchase option, which expired unexercised in April 2000 upon acquisition of the remaining 80% equity interest in Gathering (see
         Note 4).

         Until October 31, 1999, the Company recognized its proportionate share of the losses in Gathering using the equity method of accounting. Effective November 1, 1999, the Company recognized its share of losses in accordance with the provisions of EITF 99-10, "Percentage Used to Determine the Amount of Equity Method Losses." This resulted in an additional charge of $19,206,000 (See Note 2).

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

8.       Investments

         Investments are comprised of marketable equity securities and are classified as current and non-current assets. The investments are accounted for under the cost method as "available-for-sale" in accordance with Statement of Financial Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The investments are stated at fair value, with unrealized appreciation reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

         During 2001, the Company recorded an impairment charge of $21,477,000, consisting of approximately $19,171,000 relating to its investment in Gameplay, $2,000,000 relating to its investment in eUniverse, Inc. based on the quoted market prices and $306,000 relating to its investment in a privately-held company, which is included in other non-current assets. All of these investments were deemed to be other than temporarily impaired. In addition, the Company recorded unrealized gains and losses on its remaining investments through other comprehensive income (loss).

         As of October 31, 2001 and 2000, investments consist of (in thousands):

                                                2001                     2000
                                       -----------------------   -----------------------
                                        Current    Non Current    Current    Non Current
                                       --------     --------     --------     --------
         Average cost                  $  5,988     $     75     $  2,896     $ 33,084
         Unrealized gains (losses)     $    253     $     --           30       (4,597)
                                       --------     --------     --------     --------
         Fair value                    $  6,241     $     75     $  2,926     $ 28,487
                                       ========     ========     ========     ========

         For the fiscal years ended October 31, 2001 and 2000, the gross proceeds from the sale of investments were $11,000 and $639,000, respectively. The gross realized losses from these sales totaled $69,000 and $180,000, respectively. The loss on sale of securities is based on the average cost of the individual securities sold.

9.       Inventories

         As of October 31, 2001 and 2000, inventories consist of (in thousands):

                                 2001        2000
                                -------     -------
         Parts and supplies     $ 1,468     $   496

         Finished products       60,469      53,302
                                -------     -------
                                $61,937     $53,798
                                -------     -------

10.      Fixed Assets

         As of October 31, 2001 and 2000, fixed assets consist of (in thousands):

                                                  2001          2000
                                                --------      --------
         Computer equipment                     $  5,705      $  3,737
         Office equipment                          1,583           816
         Computer software                         4,357           537
         Furniture and fixtures                    1,876         1,710
         Automobiles                                 438           305
         Leasehold improvements                    2,209         1,086
         Capital leases                              398           348
                                                --------      --------
                                                  16,566         8,539
         Less: accumulated depreciation and
           Amortization                           (5,533)       (3,279)
                                                --------      --------
                                                $ 11,033      $  5,260
                                                ========      ========

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

         In 2001, the Company capitalized costs of approximately $2.8 million associated with software and hardware upgrades to its accounting systems.

         Depreciation expense for the years ended October 31, 2001, 2000, and 1999, amounted to $3,731,000, $1,761,000, and $1,160,000, respectively.

11.      Lines of Credit

         As of October 31, 2001 and 2000, lines of credit consist of (in thousands):

                                                                        2001        2000
                                                                       -------     -------
         Line of credit with Bank of America -
         4.94% to 6.01% (8.38 to 9.23% in 2000)                        $48,701     $70,599

         Line of credit with Barclays' Bank -
         5.25% to 5.75%  (7.4% in 2000)                                     --      14,006

         Line of credit with Lloyds TSB Bank plc - 4.5% to 5.75%
                                                                         5,372          --
                                                                       -------     -------
                                                                       $54,073     $84,605
                                                                       =======     =======


         In February 2001, five of the Company's European subsidiaries entered into a credit facility agreement with Lloyds TSB Bank plc ("Lloyds") under which Lloyds agreed to make available borrowings of up to $19 million linked to the British Pound Sterling. Borrowings under the line of credit are collaterized by: (i) a guarantee by the Company for approximately $23 million, plus interest and other costs, as defined;
         (ii) an unlimited debenture by the European subsidiaries and (iii) an assignment of the proceeds of the insurance policies, as defined, taken out in respect of the Europeans subsidiaries accounts receivables. The outstanding balance and available credit under the revolving line of credit were $5,372,000 and $15,076,000 respectively, as of October 31, 2001. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank's base rate. The credit facility originally expired in December 2001 but has been extended through March 31, 2002.

         In December 1999, the Company entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent, which provides for borrowings of up to $75,000,000. The Company may increase the credit line up to $85,000,000 subject to certain conditions. Interest accrues on such advances at the bank's prime rate plus 0.5% or at LIBOR plus 2.5%. Borrowings under the line of credit are collaterized by all of the Company's accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company's domestic subsidiaries. The outstanding balance and available credit under this facility were $48,701,000 and $26,299,000, respectively at October 31, 2001. The line of credit expires on December 7, 2002. Under the terms of the credit agreement, the Company is required to comply with certain financial, affirmative and negative covenants, including consolidated net worth, consolidated leverage ratio and consolidated fixed charge ratio. In addition, the credit agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness.

         The agreement was amended in February 2002 to provide for borrowings of up to $15,000,000 through February 20, 2002; $22,500,000 through
         February 28, 2002; $30,000,000 through April 13, 2002; and $50,000,000 through the remaining term of the agreement. Generally, advances under the line of credit are based on a borrowing formula equal to the lesser of (1) the borrowing limit or (2) 70% of eligible accounts receivable, plus 25% of eligible inventory. In addition, certain financial covenants and several other covenants were amended retroactively. Accordingly, as of October 31, 2001, the Company was in compliance with the covenants, as amended.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

         In December 1999, Take-Two Interactive Software Europe Limited entered into a line of credit agreement with Barclays' Bank. The line of credit provided for borrowings of up to approximately $25,000,000. Advances under the line of credit bore interest at the rate of 1.4% over the bank's base rate per annum, payable quarterly. Borrowings were collateralized by receivables of the Company's European subsidiaries, and guaranteed by the Company. The available credit under this facility expired in February 2001.

12.      Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities as of October 31, 2001 and 2000 consist of (in thousands):


                                                         2001        2000
                                                        -------     -------
         Accrued co-op advertising and product rebates  $ 4,514     $ 1,801
         Accrued VAT and payroll taxes                    5,214         539
         Income taxes payable                                --       5,410
         Royalties payable                                3,829       4,866
         Deferred revenue                                   748          --
         Other                                            5,945       3,573
                                                        -------     -------
         Total                                          $20,250     $16,189
                                                        =======     =======


13.      Extraordinary Loss on Early Extinguishment of Debt

         In July 2000, the Company entered into a subordinated loan agreement with Finova Mezzanine Capital Inc. ("Finova") in the principal amount of $15 million. The loan was payable in full in July 2005, and bore interest at the rate of 12.5% per annum, payable monthly. In connection with the loan, the Company issued to Finova a five year warrant to purchase approximately 452,000 shares of common stock exercisable at a price of $11.875 per share. The warrant was valued at approximately $2.9 million, using the Black-Scholes pricing model with the following weighted average assumptions: expected volatility of 55.0%; a risk-free interest rate of 6.1%; dividend rate of 0.0% and an expected term of
         5.2 years. Subject to the outstanding loan balance, the warrant entitled Finova to receive additional shares of the Company's Common Stock for three consecutive years commencing July 2003, and contained certain anti-dilution provisions. The Company had recorded the loan net of a discount of approximately $2.9 million to reflect an allocation of the proceeds to the estimated value of the warrant. The discount was amortized using the "interest method" over the term of the financing.

         In July 2001, the Company prepaid the outstanding subordinated loan and recorded an extraordinary loss of $1,948,000, net of $1,217,000 of income taxes, related to the deferred financing costs and the unamortized discount associated with the loan. In accordance with its terms, the contingent warrant for additional shares of the Company's Common Stock was terminated.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

14.      Commitments and Contingencies

         Capital Leases

         The Company leases equipment under capital lease agreements, which extend through fiscal year 2006. Future minimum lease payments under these capital leases, and the present value of such payments as of October 31, 2001 is as follows:


                  Year ending October 31:                                              (in thousands)
                  -----------------------
                          2002                                                        $        120
                          2003                                                                 117
                          2004                                                                 117
                          2005                                                                  67
                          2006                                                                   1
                          Thereafter                                                            --
                                                                                      ----------------
                  Total minimum lease payments                                                 422

                  Less: amounts representing interest                                          (32)
                                                                                      ----------------

                  Present value of minimum obligations under capital leases           $        390
                                                                                      ================


         Lease Commitments

         The Company leases 28 office and warehouse facilities. The corporate headquarters are leased under a noncancelable operating lease with a company controlled by the father of the chairman of the board and expires in March 2004. Rent expense and certain utility expenses under this lease amounted to $474,000, $419,000, and $302,000, for the years ended October 31, 2001, 2000, and 1999, respectively. The other offices are under noncancelable operating leases expiring at various times from July 2001 to October 2011. In addition, the Company has leased certain equipment, furniture and auto leases under noncancelable operating leases, which expire through July 2005.

         Future minimum rentals required as of October 31, 2001 are as follows:

                  Year ending October 31:                                              (in thousands)
                  -----------------------
                          2002                                                        $       3,879
                          2003                                                                3,363
                          2004                                                                2,662
                          2005                                                                1,998
                          2006                                                                1,282
                          Thereafter                                                          3,572
                                                                                      ------------------

                          Total minimum lease payments                                $      16,756
                                                                                      ==================


         Rent expense (including the corporate headquarters) amounted to $3,553,000, $2,303,000, and $1,544,000, for the years ended October 31,
         2001, 2000, and 1999, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

         Legal and Other Proceedings

         The Company is involved in routine litigation arising in the ordinary course of its business. In the opinion of the Company's management, none of the pending litigation will have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

         In December 2001 and January 2002, six purported class action lawsuits have been filed in the United States District Court for the Southern District of New York by Peter Fischbein, Drimal Ltd., Corado Petruzzelli, Michael Lucas, Israel M. Zacks and Eliot Gersten against the Company and certain of its officers or directors asserting damages on behalf of all persons or entities who purchased or otherwise acquired the Company's common stock in the open market during the period commencing on February 24, 2000 through December 17, 2001. These complaints allege violations of Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Company and the individual defendants and violations of Section 20 (a) of the Exchange Act by the individual defendants.

         In the foregoing complaints, the plaintiffs allege that, among other things, because the Company's financial statements issued during the class period were not prepared in conformity with generally accepted accounting principles, the defendants concealed adverse material information and made or participated in the making of untrue statements of material facts and omitted to state material facts concerning the business, financial condition, operations and future prospects of the Company. The plaintiffs, in each of the complaints, seek compensatory damages, including interest, against all of the defendants, recovery of their reasonable litigation costs, and expenses. The Company intends to vigorously defend the claims against it. Although it cannot predict the ultimate outcome of these actions, an unfavorable resolution could have a material adverse effect on the Company's financial condition, cash flows and results of operations.

         The Securities and Exchange Commission issued a formal order of investigation into, among other things, certain accounting matters relating to the Company's financial statements, periodic reporting and internal accounting control provisions of the federal securities laws.

15.      Employee Savings Plans

         The Company maintains a 401(k) profit sharing plan and trust (the "401(k) Plan"). The 401(k) Plan is offered to all eligible employees and participants may make voluntary contributions up to 15% of their salary. The Company does not match employee contributions.


16.      Income Taxes

         The Company is subject to foreign withholding taxes in certain countries where it does business. Domestic and foreign (loss) income before income taxes, extraordinary loss and cumulative effect of change in accounting principle is as follows (in thousands):



                                                                 Years ended October 31,
                                                 ---------------------------------------------------------
                                                      2001                 2000                1999
                                                 ----------------    -----------------   -----------------

         Domestic                                $      (29,322)     $        (5,507)    $            228
         Foreign                                         25,827               14,468               24,198
                                                 ----------------    -----------------   -----------------
         Total                                   $       (3,495)     $         8,961     $         24,426
                                                 ================    =================   =================



         Income tax expense (benefit) is as follows (in thousands):

                                                                 Years ended October 31,
                                                   ---------------------------------------------------------
                                                         2001                2000                1999
                                                   -----------------   -----------------    ----------------

         Current:
              Federal                              $              -    $              -     $             -
              State and local                                   500                 500                  22
              Foreign                                         5,607               3,345               8,002
         Deferred                                            (8,307)             (1,301)                 70
                                                   -----------------   -----------------    ----------------
                       Total                       $         (2,200)   $          2,544     $         8,094
                                                   =================   =================    ================

         The differences between the provision for income taxes and the income tax computed using the U.S. statutory federal income tax rate to pretax income are as follows:

           (in thousands)                                                Years ended October 31,
                                                      --------------------------------------------------------------
                                                               2001                 2000                1999
                                                        -------------------  -------------------  ------------------
           Statutory federal tax expense (benefit)    $          (1,223)   $            3,136   $             8,305
           Changes in expenses resulting from:
               State taxes, net of federal benefit                 (652)                 369                 1,539
               Foreign tax expense differential                  (3,433)              (1,359)               (1,807)
               Goodwill amortization                              1,656                  592                   244
               Other permanent items                                123                 (194)                 (187)
               Impairment of intangibles                          1,329                    -
                                                        -----------------  -------------------  --------------------
           Income tax expense (benefit)               $          (2,200)   $           2,544    $            8,094
                                                        =================  ===================  ====================


         The components of the net deferred tax asset as of October 31, 2001 and 2000 consists of the following:

              (in thousands)                                         2001               2000
                                                               ------------------ -----------------
         Current:
         Deferred tax asset:
            Bad debt allowance                                 $           4,356  $          3,329
            Sales and inventory reserves                                   1,539             1,404
            Unrealized (gains) losses                                        (96)            1,736
            Tax credit carryforward                                          552               552
            Depreciation and amortization                                    745              (149)
            Net operating loss carryforward                               11,598             6,025
                                                               ------------------ -----------------
         Total current deferred tax assets                                18,694            12,897

         Deferred tax liability -
            Capitalized software                                          (4,821)           (3,654)
                                                               ------------------ -----------------

         Total net current deferred tax assets                            13,873             9,243
                                                               ------------------ -----------------

         Non-current deferred tax asset -
            Capital Loss carryforward                                      7,892                 -
                                                               ------------------ -----------------
                       Net deferred tax asset                  $          21,765  $          9,243
                                                               ================== =================

         Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the $21,765,000 of reported net deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Failure to achieve sufficient levels of taxable income from capital transactions might affect the ultimate realization of the capital loss carryforwards. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits.

         The deferred tax asset relating to the Company's net operating loss carryforwards includes tax assets of approximately $10.5 million relating to cumulative tax deductions for dispositions of employees incentive stock options, the benefit of which has been included in additional paid in capital.

         At October 31, 2001, the Company had net operating loss carryforwards and capital loss carryforwards totaling approximately $30.5 million and $20.8 million, respectively. The net operating loss carryforwards expire at various times between fiscal 2012 and fiscal 2021 and the capital loss carryforwards expire at fiscal 2006. In addition, at October 31, 2001, the Company had a $552,000 tax credit carryforward, which will expire at fiscal 2019.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

         The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was approximately $36 million and $10 million for the years ended October 31, 2001 and 2000, respectively. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States Income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company.

17.      Stockholders' Equity

         Private Placement

         In July 2001, the Company issued 1,300,000 shares of common stock in a private placement to institutional investors and received proceeds of $20.9 million net of $1.4 million of selling commissions and offering expenses.

         In April and July 2000, the Company issued an aggregate 2,422,000 shares of the Company's Common Stock in private placements to institutional investors and received proceeds of $21,285,000, net of commissions and offering expenses of $2,432,000.

18.      Public Offering

         In July 2000, the Company incurred a charge of $1,103,000 relating to an abandoned public offering of a subsidiary.

         In May 1999, the Company consummated a secondary public offering of 3,005,000 shares of Common Stock, including 255,000 shares issued pursuant to an over-allotment option. The proceeds from the offering were $21,852,000, net of discounts and commissions and offering expenses of $2,187,000.

         Retirement of Common Stock

         In February 2001, certain stockholders of the Company exchanged and surrendered for cancellation 564,212 shares of the Company's Common Stock (valued at $7,310,000) for shares of Gameplay having an equal value.

         In October 2000, a stockholder of the Company exchanged and surrendered for cancellation 98,000 shares of the Company's common stock (valued at $1,250,000) for shares of Gameplay having an equal value.

         Warrants

         As of October 31, 2001 and 2000, there are outstanding common stock purchase warrants for an aggregate of 128,000 and 829,000 shares of the Company's Common Stock, respectively, at prices ranging from $ 2.41 to $11.85 and expiring from 2003 to 2005.

19.      Incentive Plans

         Stock Option Plan

         In January 1997, the stockholders of the Company approved the Company's 1997 Stock Option Plan, as previously adopted by the Company's Board of Directors (the "1997 Plan"), pursuant to which officers, directors, key employees and consultants of the Company may receive incentive stock options ("ISO") to purchase up to an aggregate of 6,500,000 shares of the Company's Common Stock.

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

         As of October 31, 2001 and 2000, the 1997 Plan had outstanding stock options for an aggregate of 2,631,000 and 1,973,000 shares of the Company's Common Stock, respectively, vesting at various times from 1997 to 2004 and expiring at various times from 2002 to 2008. Options granted generally vest over a period of three to five years.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

         Non-Plan Stock Options

         As of October 31, 2001 and 2000, there are non-plan stock options outstanding for an aggregate of 1,848,000 and 2,226,000 shares of the Company's Common Stock, respectively, vesting from 1999 to 2004 and expiring at various times from 2003 to 2007.

         For those options with exercise prices less than fair value of the underlying shares at the measurement date, the difference is recorded as deferred compensation and is amortized over the vesting period. Compensation expense for the years ended October 31, 2001, 2000, and 1999 was approximately $5,000, $43,000, and $181,000, respectively.

         The following table summarizes the activity in options under the plans inclusive of non-plan options:

                                                                       Shares             Weighted Average
                                                                   (in thousands)          Exercise Price
                                                                  ------------------    ---------------------
         Options outstanding - November 1, 1998                               2,631                 $4.02
         Granted-exercise price equal to fair value                           2,506                 $7.94
         Exercised                                                           (1,101)                $2.85
         Forfeited                                                             (311)                $5.07
                                                                  ------------------
         Options outstanding - October 31, 1999                               3,725                 $6.96
         Granted-exercise price equal to fair value                           2,073                $10.14
         Granted-exercise price less than fair value                             14                 $8.23
         Exercised                                                           (1,270)                $6.44
         Forfeited                                                             (343)                $5.89
                                                                  ------------------
         Options outstanding - October 31, 2000                               4,199                 $8.72
         Granted-exercise price equal to fair value                           3,351                 $9.94
         Granted-exercise price less than fair value                            500                $13.91
         Exercised                                                           (3,327)                $9.00
         Forfeited                                                             (244)               $10.09
                                                                  ==================
         Options outstanding - October 31, 2001                               4,479                 $9.93
                                                                  ==================


         At October 31, 2001 and 2000 the number of options exercisable are 2,113,000 and 2,119,000, respectively, and their related weighted average exercise prices are $9.61 and $8.36, respectively.

         The following summarizes information about stock options outstanding and exercisable at October 31, 2001:


                                                                                                           Average
                                                                                      Weighted             Remaining
                                                                   Shares             Average             Contractual
                       Exercise Price Shares                   (in thousands)      Exercise Price             Life
         --------------------------------------------------- ------------------- -------------------    ----------------
         $5.19 - $8.63                                                    1,375  $              7.38              3.65
         $9.09 - $12.50                                                   2,657  $             10.59              4.19
         $13.00 - $14.86                                                    447  $             13.91              3.58
                                                             ------------------- --------------------   ---------------
         Options outstanding - October 31, 2001                           4,479  $              9.93              3.97
                                                             =================== ====================   ===============

         $5.19 - $8.63                                                      814  $              7.34              2.32
         $9.09 - $12.50                                                   1,148  $             10.64              3.96
         $13.00 - $14.86                                                    151  $             14.04              2.26
                                                             ------------------- --------------------   ---------------
         Options exercisable- October 31, 2001                            2,113  $              9.61              3.53
                                                             =================== ====================   ===============

         Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net income and the net income per share would have been reduced to the pro-forma amounts indicated below (in thousands).


                                                                  2001              2000              1999
                                                                                (As Restated)
                                                            ----------------- ------------------ ----------------
         Net (loss)  income
                   As reported                              $      (8,580)     $         6,417   $        16,332
                   Pro-forma                                $     (18,927)     $        (4,714)  $        12,769

         Net income per share
                   As reported-Basic                        $       (0.25)     $          0.23   $          0.79
                   Pro-forma-Basic                          $       (0.56)     $         (0.17)  $          0.62

                   As reported-Diluted                      $       (0.25)     $          0.23   $          0.76
                   Pro-forma-Diluted                        $       (0.56)     $         (0.17)  $          0.59

         The pro-forma disclosures shown are not representative of the effects on net income and the net income per share in future years.

         The fair value of the Company's stock options used to compute pro-forma net income and the net income per share disclosures is the estimated present value at the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions for 2001 were used to value grants: expected volatility of 85% for grants with a holding period of 2 years, 79% for a holding period of 3 years and 75% for holding periods of 4 to 5 years; a risk-free interest rate of generally 4.85% to 5.0%; and an expected holding period of two to five years. The following weighted average assumptions were used to value grants for 2000 and 1999, respectively; expected volatility of 96% for grants with a holding period of two years, and expected volatility of 60% for grants with a holding period of three to four years and 65% for holding periods of five years or more; a risk-free interest rate of generally 5.5% to 6.7% and 4% to 6%; and an expected holding period of two to five and three to five years.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

20.      Results By Quarter (Unaudited)

         The following tables set forth quarterly supplementary data for each of the years in the two-year period ended October 31, 2001 (in thousands except per share data).

         The unaudited quarterly results of operations for each of the quarters in the fiscal year ended October 31, 2000 and for each of the three quarters in the period ended July 31, 2001 have been restated for the matters identified in Note 2.

         In addition, the unaudited quarterly results of operations for the three quarters in the period ended July 31, 2001 have been restated as follows:

         o The cumulative effect in the first quarter of the change in accounting related to the adoption of SAB 101 Revenue Recognition" (see Note 3). In fiscal 2001, the Company implemented changes to its practices to significantly reduce shipment time near quarter and year end. Accordingly, the adoption of SAB 101 did not have a significant impact on previously reported interim results for the first three quarters of 2001.

         o The recognition in the first quarter of net sales of $3,780,000 and related cost of sales of $2,236,000 for transactions that did not qualify for revenue recognition in the fourth quarter of fiscal 2000.

         o Additional charge of $438,000, net of taxes of $292,000 in the third quarter for an extraordinary loss on early extinguishment of debt.

         o Adjustment in the first two quarters for income related to the reversal of revenue related to a business acquired during the year and a corresponding adjustment to the purchase price. The adjustment was a reduction of revenue of $721,000 in the first quarter and $956,000 in the second quarter, net of expense reductions of $29,000 and $44,000 in the first and second quarters, respectively.


                                                       As Restated
                                           ---------------------------------------
                                              1st            2nd            3rd           4th
         2001                               Quarter        Quarter        Quarter       Quarter
         ------------------------          ---------      ---------      ---------     ---------
         Net sales                         $ 157,853      $  88,617      $  81,327     $ 123,259
         Gross profit                         53,593         30,940         33,038        27,221
         Income (loss) before
         extraordinary item and
         cumulative effect of
         adopting SAB 101                     13,569        (11,636)         2,077        (5,305)
         Extraordinary item, net
         of taxes                                 --             --          1,948            --
         Cumulative effect of adopting
         SAB 101                              (5,337)            --             --            --
         Net income                        $   8,232      $ (11,636)     $     129     $  (5,305)

         Per share data:
         Basic EPS                         $    0.25      $   (0.36)     $    0.00     $   (0.15)
         Diluted EPS                       $    0.25      $   (0.36)     $    0.00     $   (0.15)

                                                                  As Restated
                                           -----------------------------------------------------
                                              1st            2nd            3rd           4th
         2000                               Quarter        Quarter        Quarter       Quarter
         ------------------------          ---------      ---------      ---------     ---------
         Net sales                         $120,247      $ 69,519        $ 66,093      $108,142
         Gross profit                        35,292        29,107          28,829        34,795
         Net income (a)                       $  3,966      $ (8,460)       $  2,221      $  8,690

         Per share data:
         Basic EPS                         $   0.17      $  (0.33)       $   0.08      $   0.28
         Diluted EPS                       $   0.16      $  (0.33)       $   0.07      $   0.27

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

         (a) Included in the third quarter of fiscal 2000 is an after-tax loss of $695,000 ($.02 per diluted share) for the charge for abandoned offering described in Note 17.

         The following table summarizes the increase (decrease) in the results of operations for the reported 2001 and 2000 fiscal quarters as a result of the restatement discussed above (in thousands except per share data):

                                                                              Effect of
                                              As                              Adopting        As
                                              Reported       Restatement       SAB 101       Restated
                                              ---------      ---------       -----------     ------------
         Quarter ended January 31, 2001:

         Net Sales                            $ 131,226      $    (603)      $    27,230     $    157,853
         Gross Profit                            43,004          1,694             8,895           53,593
         Income before cumulative effect          7,750            482             5,337           13,569
         of adopting SAB 101
         Cumulative effect of adopting               --             --            (5,337)          (5,337)
         SAB 101, net of taxes
         Net income                           $   7,750      $     482       $        --     $      8,232

         Per share data:
         Basic -
         Income per share before adoption     $    0.24      $    0.01       $      0.16     $       0.41
         of SAB 101
         Cumulative effect of adopting        $      --      $      --       $     (0.16)    $      (0.16)
         SAB 101, net of taxes
         Net income per share                 $    0.24      $    0.01       $       --      $       0.25
         Diluted -
         Income per share before adoption     $    0.24      $    0.01       $      0.16     $       0.41
         of SAB 101
         Cumulative effect of adopting        $      --      $      --       $     (0.16)    $      (0.16)
         SAB 101, net of taxes
         Net income per share                 $    0.24      $    0.01       $        --     $       0.25

         Quarter ended April 30, 2001:

         Net Sales                            $  93,320      $  (4,703)      $        --     $     88,617
         Gross Profit                            31,162           (222)      $        --           30,940
         Net income                           $ (11,924)     $     288       $        --     $    (11,636)
         Per share data:
         Basic -                              $   (0.37)     $    0.01       $        --     $      (0.36)
         Diluted -                            $   (0.37)     $    0.01       $        --     $      (0.36)

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

                                                       As                                                As
                                                       Reported      Restatement   Reclassifications     Restated
                                                       ---------      ---------    -----------------     --------
                  Quarter ended July 31, 2001:
                  Net Sales                            $  84,502      $  (3,175)                --      $  81,327
                  Gross Profit                            33,273           (235)                --         33,038
                  Income before Extraordinary item         1,919            158                 --          2,077
                  Extraordinary item, net of taxes         1,510            438                 --          1,948
                  Net income                           $     409      $    (280)                --      $     129
                  Per share data:
                  Basic -
                  Income before Extraordinary item     $    0.06      $    0.00                 --      $    0.06
                  Extraordinary item, net of taxes     $   (0.05)     $   (0.01)                --      $   (0.06)
                  Net income per share                 $    0.01      $   (0.01)                --      $    0.00
                  Diluted -
                  Income before Extraordinary item     $    0.05      $    0.00                 --      $    0.05
                  Extraordinary item, net of taxes     $   (0.04)     $   (0.01)                --      $   (0.05)
                  Net income per share                 $    0.01      $   (0.01)                --      $    0.00

                  Quarter ended January 31, 2000:

                  Net Sales                            $ 122,890      $  (2,195)               (448)    $ 120,247
                  Gross Profit                            36,616         (1,324)                --         35,292
                  Net income                           $   4,787      $    (821)                --      $   3,966
                  Per share data:
                  Basic -                              $   (0.21)     $   (0.04)                --      $    0.17
                  Diluted -                            $   (0.20)     $   (0.04)                --      $    0.16

                  Quarter ended April 30, 2000:

                  Net Sales                            $  70,036      $    (286)               (231)    $  69,519
                  Gross Profit                            28,255            852                  --        29,107
                  Net income                           $   3,354      $ (11,814)                 --     $  (8,460)
                  Per share data:
                  Basic -                              $    0.13      $   (0.46)                 --     $   (0.33)
                  Diluted -                            $    0.13      $   (0.46)                 --     $   (0.33)

                  Quarter ended July 31, 2000:

                  Net Sales                            $  71,473      $  (5,330)                (50)    $  66,093
                  Gross Profit                            31,372         (2,543)                 --        28,829
                  Net income                           $   3,449      $  (1,228)                 --     $   2,221
                  Per share data:
                  Basic -                              $    0.12      $   (0.04)                 --     $    0.08
                  Diluted -                            $    0.12      $   (0.04)                 --     $    0.08

                  Quarter ended October 31, 2000:

                  Net Sales                            $ 122,607      $ (13,899)               (566)    $ 108,142
                  Gross Profit                            42,967         (8,172)                 --        34,795
                  Net income                           $  13,373      $  (4,683)                 --     $   8,690
                  Per share data:
                  Basic -                              $    0.43      $   (0.15)                 --     $    0.28
                  Diluted -                            $    0.42      $   (0.15)                 --     $    0.27

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

21.      Segment Information

         The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which established standards for reporting by public business enterprises of information about product lines, geographical areas and major customers. The method for determining what information to report is based on the way management organizes the Company for making operational decisions and assessment of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about sales by geographic region and by product platforms. The Company's Board of Directors reviews consolidated financial information. The Company's operations employ the same products, cost structures, margins and customers worldwide. The Company's product development, publishing and marketing activities are centralized in the United States under one management team, with distribution activities managed geographically. Accordingly, the Company's operations fall within one reportable segment as defined in SFAS No. 131.

         For the years ended October 31, 2001, 2000, and 1999, the Company's net sales in domestic markets accounted for approximately 76.4%, 71.6% and 67.0% respectively, and net sales in international markets accounted for 23.6%, 28.4%, and 33.0%, respectively.

         As of October 31, 2001 and 2000, the Company's net property, plant and equipment in domestic markets accounted for approximately $7,710,000 and $2,436,000, respectively, and net property, plant and equipment in international markets accounted for $3,323,000 and $2,824,000, respectively.

         Information about the Company's non-current assets in the United States and international areas as of October 31, 2001 and 2000 are presented below (in thousands):


                                                    2001                   2000
                                           -----------------------------------------------
         Total Non-current Assets:
          United States                             $      81,243            $    82,904
          International
           United Kingdom                                  21,128                 21,410
           All other Europe                                21,405                  5,748
           Other                                            8,347                  3,721
                                           -----------------------------------------------
                                                    $     132,123            $   113,783
                                           -----------------------------------------------


         Information about the Company's net sales in the United States and international areas for the years ended October 31, 2001, 2000 and 1999 are presented below (net sales are attributed to geographic areas based on product destination, (in thousands):

                                                  2001                  2000                    1999
                                          ----------------------------------------------------------------------
         Net Sales:
          United States                           $     324,412           $   250,278               $   198,801
          Canada                                         20,080                10,408                     5,393
          International
           United Kingdom                                32,225                25,968                    53,101
           All other Europe                              61,187                60,814                    37,304
           Asia Pacific                                  12,478                15,505                     9,366
           Other                                            674                 1,028                       749
                                          ----------------------------------------------------------------------
                                                   $    451,056           $   364,001               $   304,714
                                          ----------------------------------------------------------------------

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

         Information about the Company's net sales by product platforms for the years ended October 31, 2001, 2000 and 1999 are presented below (in thousands):

                                                       2001                  2000                    1999
                                                 --------------------------------------------------------------
         Platforms:
               PC..............................   $     103,656            $   89,927             $     75,947
               Sony PlayStation 2..............         130,172                29,374                        -
               Sony PlayStation................          75,044                76,353                  103,543
               Nintendo GameBoy
               Color, GameBoy
               Advance and 64..................          37,703                58,919                   61,033
               Sega Dreamcast..................          11,366                20,991                    4,984
               X Box                                      2,432                     -                        -
               Accessories.....................          31,648                29,178                   22,187
               Hardware........................          59,035                59,259                   37,020
                                                 --------------------------------------------------------------
                                                   $    451,056           $   364,001              $   304,714
                                                 --------------------------------------------------------------


22.      Net (Loss) Income Per Share

         The computation for diluted number of shares excludes those unexercised stock options and warrants which are antidilutive. The number of such shares was 222,000, 73,000, and 470,000 for the years ended October 31, 2001, 2000, 1999, respectively.

         The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the years ended October 31, 2001, 2000, and 1999.


                                                                                                          Per Share
         (in thousands, except per share data)                        Net (Loss) Income      Shares         Amount
                                                                      ------------------  ------------  ----------------
         Year Ended October 31, 2001
            Basic and Diluted EPS                                           $    (8,580)       33,961     $     (0.25)
                                                                      ==================  ============    ==============

         Year Ended October 31, 2000 (As Restated)
            Basic EPS                                                       $     6,417        27,307     $      0.23
            Effect of dilutive securities -
              Stock options and warrants                                             --         1,023              --
                                                                      ------------------  ------------    --------------
            Diluted EPS                                                     $     6,417        28,330     $      0.23
                                                                      ==================  ============    ==============

         Year Ended October 31, 1999
            Basic EPS                                                        $   16,332        20,690     $      0.79
            Effect of dilutive securities -
              Stock options and warrants                                             --           825           (0.03)
                                                                      ------------------  ------------    --------------
            Diluted EPS                                                      $   16,332        21,515     $      0.76
                                                                      ==================  ============    ==============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 11th day of February 2002.

                               TAKE-TWO INTERACTIVE SOFTWARE, INC.

                               By: /s/ Kelly Sumner
                                   -------------------------------
                                     Kelly Sumner,
                                     Chief Executive Officer


In accordance with the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons in the capacities and on the dates stated.


     Signature                                  Title                                      Date
     ---------                                  -----                                      ----

     /s/ Kelly Sumner
     -----------------------------
     Kelly Sumner                    Chief Executive Officer and Director            February 11, 2002
                                     (Principal Executive Officer)


     /s/ Ryan A. Brant
     -----------------------------
     Ryan A. Brant                   Chairman and Director                           February 11, 2002


     /s/ Paul Eibeler
     -----------------------------
     Paul Eibeler                    President and Director                          February 11, 2002


     /s/ Patti Tay
     -----------------------------
     Patti Tay                       Chief Accounting Officer                        February 11, 2002
                                     (Principal Financial and Accounting Officer)

     /s/ Mark Lewis
     -----------------------------
     Mark Lewis                      Director                                        February 11, 2002


     /s/ Oliver R. Grace, Jr.
     -----------------------------
     Oliver R. Grace, Jr.            Director                                        February 11, 2002


     /s/ Don Leeds
     -----------------------------
     Don Leeds                       Director                                        February 11, 2002


     /s/ Robert Flug
     -----------------------------
     Robert Flug                     Director                                        February 11, 2002


                                   SCHEDULE II

                       Take-Two Interactive Software, Inc.
                        Valuation and Qualifying Accounts

                                 (In thousands)


                                                                 Additions (A)
                                          Balance at    -------------------------------                               Balance at
                                          Beginning     Sales and returns Provision for                                 End of
   Description                            of Period        allowance        bad debts     Deductions (B)   Other (C)    Period
   -------------------------------------  ------------- ----------------- -------------   --------------   ---------  -----------



   Year Ended October 31, 2001

   Allowance for doubtful accounts &
   Returns..............................     $11,615         $71,481        $ 3,838         $64,366          $3,538     $26,106

   Year Ended October 31, 2000

   Allowance for doubtful accounts &
   Returns..............................     $ 9,039         $41,159        $   931         $39,514              --     $11,615

   Year Ended October 31, 1999

   Allowance for doubtful accounts &
   Returns..............................     $ 1,473         $26,131        $ 1,272         $20,070          $  233     $ 9,039


(A) Includes increases in allowance for sales returns and doubtful accounts due to normal reserving terms.

(B) Includes actual write-offs of uncollectible accounts receivable or sales returns and recoveries of previously written off receivables.

(C) Includes allowance accounts acquired in conjunction with acquisitions.