Form 10-K/A
period 2001-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2002-02-28
CIK 946581

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

       Registrant's telephone number, including area code: (212) 334-6633

        Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the Registrant's common stock held by non-affiliates as of January 22, 2002 was approximately $668,160,000. As of January 22, 2002, there were 36,807,713 shares of the Registrant's common stock outstanding.

                      Documents Incorporated by Reference:

                                      None

================================================================================

         We are filing an amendment to this Report to include Part III information and information relating to a revision to the results of operations for the interim quarters of fiscal 2001 to reflect a mathematical miscalculation made in the course of the restatement discussed below, which had no effect on full fiscal 2001 results. See Part III and Note 20 of Notes to Consolidated Financial Statements.

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

                                                           Nine months
                                                       ended July 31, 2001
                                                 -------------------------------
                                                  As Reported     As Restated(1)
                                                 -------------    -----------

         Statement of Operations Data:
         Net sales .........................        $ 309,048      $ 327,797
         Cost of sales .....................          201,609        211,268
         Income from operations ............           23,610         34,513
         Net income (loss) .................           (3,765)        (3,900)
         Basic income per share ............             (.11)          (.12)
         Diluted income per share ..........             (.11)          (.12)

         (1) The results of operations for the third quarter of fiscal 2001, as restated, has been revised to correct mathematical miscalculations made in the course of preparing the restatement. The revisions do not involve the application of any accounting principle or have any impact on the results of operations for fiscal 2001. See Note 20 of Notes to Consolidated Financial Statements for financial information relating to the restatement of the fiscal 2000 and fiscal 2001 quarters.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Ryan A. Brant, age 30, has been our Chairman since 1993. Mr. Brant served as our Chief Executive Officer from 1993 until February 2001. Mr. Brant received a B.S. degree in Economics from the University of Pennsylvania's Wharton School of Business.

         Kelly Sumner, age 40, has been our Chief Executive Officer since February 2001 and a director since December 1997. Mr. Sumner was President of Take-Two Interactive Software Europe Limited, our subsidiary, from July 1997 until February 2001. From April 1993 to July 1997, Mr. Sumner was President and Chief Operating Officer of Gametek, Inc. From June 1979 to April 1993, Mr. Sumner held various positions, most recently as Managing Director, of the UK subsidiary of Commodore Business Machines.

         Paul Eibeler, age 46, has been our President since July 2000 and a director since December 2000. Prior to joining us, Mr. Eibeler was a consultant to Microsoft's Xbox launch team, as well as W-Trade, Inc., an online financial services provider, and Essential Realities, Inc. From 1998 to 1999, Mr. Eibeler served as Acclaim Entertainment's Executive Vice-President and General Manager. During the seven years prior to that, Mr. Eibeler held various executive positions with Impact, Inc., a leading supplier of licensed toys and school supplies. Mr. Eibeler received a B.A. degree from Loyola College in 1978.

         Don Leeds, age 51, has been our Executive Vice President/Special Projects since February 2002 and a director since October 2000. Mr. Leeds has been President and Chief Executive Officer of Ultimate Health Media, LLC, a private health products and services company, from May 2000 to February 2002. From June 1996 to January 2000, Mr. Leeds was President and director of Youth Stream Media Networks, Inc., a company engaged in providing college-based media and marketing services. Prior to this, from February 1989 to May 1996, Mr. Leeds was a Managing Director of Veronis, Suhler & Associates, Inc., an investment bank focused on media, marketing and publishing companies.

         Oliver R. Grace, Jr., age 47, has been a director since April 1997. Mr. Grace, a private investor, has been the Chairman of the Board of Andersen Group, Inc., a dental products and video broadcasting equipment manufacturing company, since 1990. Mr. Grace has also been a director of Republic Automotive Parts, Inc., a distributor of replacement parts for the automotive aftermarket, since 1982. Mr. Grace is a general partner of Anglo American Security Fund, L.P., a private investment fund.

         Robert Flug, age 53, has been a director since February 1998. Mr. Flug has been the President and Chief Operating Officer of S.L. Danielle, a women's apparel company, since September 1987. Mr. Flug received a B.S. in Business Administration from New York University.

         Mark Lewis, age 51, has been a director since May 2001. For the past fifteen years and until February 2001, Mr. Lewis held various positions with Electronic Arts, most recently as Senior Vice President of International Operations. Mr. Lewis has been a director of Muse Communications Corp., a broadband technology company, since November 1997.

         Todd Emmel, age 39, has been a director and the Chairman of our Audit Committee since February 2002. Since November 1999, Mr. Emmel has been a First Vice President at Ambac Assurance Corporation, a financial insurance company. From May 1999 to November 1999, Mr. Emmel was Chief Credit Officer at Structured Credit Partners, a private credit arbitrage firm. From March 1998 to May 1999, Mr. Emmel was a Managing Director of DVI Private Capital Group, a private equity fund. From April 1990 to March 1998, Mr. Emmel held various positions at Union Bank of Switzerland, most recently as a Managing Director. Prior to this, Mr. Emmel was an Associate at both Drexel Burnham Lambert, from June 1988 to February 1990, and at E.F. Hutton from July 1987 to February 1988. Mr. Emmel received an M.B.A. from Carnegie Mellon University and a B.S. in accounting from Miami University.

         Karl H. Winters, age 43, has been our Chief Financial Officer since February 2002. From April 2000 to June 2001, Mr. Winters was the Chief Financial Officer of ModelWire, Inc., a company engaged in marketing imaging database products. From September 1993 to December 1999, Mr. Winters served in various positions, most recently as Vice President of Trace International Holdings, Inc., a private holding company that held significant interests in United Auto Group, Inc., a consolidator of new car dealerships, and Foamex International Inc., a manufacturer of polyurethane products. From 1993 to 1999, Mr. Winters held executive positions at United Auto and Foamex, most recently as United Auto's Chief Financial Officer and Executive Vice President. Trace International filed a petition under Chapter 11 of the United States Bankruptcy Code in July 1999. From 1983 to 1993, Mr. Winters was a Senior Audit Manager for Coopers & Lybrand. Mr. Winters is a C.P.A. and received an M.B.A. from the University of Michigan and a B.A. in business economics with a concentration in accounting from Calvin College.

         Patti P. Tay, age 32, has been our Chief Accounting Officer since February 2002 and Controller since May 1998. Ms. Tay served as a Staff Accountant at KPMG Peat Marwick, LLP from September 1996 to May 1998, and at Salibello & Broder, CPA from May 1995 to September 1996. Prior to this, Ms. Tay was an Auditor at Broadcast Music Inc. from September 1993 to May 1995.
Ms. Tay is a C.P.A. and received a B.A. in accounting from Brooklyn College.

         Our directors are elected at the annual meeting of stockholders to hold office until the annual meeting of stockholders for the ensuing year or until their successors are elected and qualified.

         Officers are elected annually by our directors and serve at the discretion of the Board.

         Based solely on a review of Forms 3, 4 and 5 furnished to us with respect to our most recent fiscal year, we believe that all reporting persons currently required to file forms under the Securities Exchange Act of 1934 filed such reports, except that Mr. Brant did not file a Form 4 (one transaction) and Form 5 (two transactions) on a timely basis.

Item 11. Executive Compensation.

         The following table sets forth the cash compensation paid by us during the fiscal years ended October 31, 2001, 2000 and 1999 to our Chief Executive Officer and our four most highly compensated executive officers other than our Chief Executive Officer, each of whom was serving at the end of the fiscal year ended October 31, 2001 and whose salary and bonus exceeded $100,000 (the "Named Executives"):

                                        Summary Compensation Table
                                                                                                                 Long-Term
                                                                                                                Compensation
                                                                 Annual Compensation                               Award
                                     ------------------------------------------------------------------------   ------------

                                                                                                              Securities
                                     Year Ended October                                      Other Annual     Underlying
Name and Principal Position                  31,             Salary($)       Bonus($)      Compensation(1)    Options(#)
---------------------------                  ---             ---------       --------      ---------------    ----------
Ryan A. Brant
Chairman.............................        2001              575,000         790,000           ---              479,560
                                             2000              344,365         705,812           ---              200,000
                                             1999              243,873         516,130           ---              200,000


Kelly Sumner
Chief Executive Officer..............        2001              359,519          19,317           ---              480,000
                                             2000              255,702         147,862           ---              180,000
                                             1999              230,892         120,269           ---              125,000

Paul Eibeler
President............................        2001              353,819          95,000                            170,000
                                             2000               80,208          70,000           ---              275,000

Larry Muller
Vice President of                            2001              272,083         225,000           ---              350,000
Operations (2).......................        2000              256,077         133,629           ---              165,000
                                             1999              215,077         200,808           ---               70,000


Barry S. Rutcofsky
Executive Vice President (3).........        2001              271,814          60,000                             50,000
                                             2000              251,346         155,000           ---                ---
                                             1999               47,743           ---             ---              260,000

James H. David Jr.  (4)..............        2001              233,000      230,915(5)           ---               85,000
                                             2000              105,000         15,000            ---               50,000

(1) The aggregate value of benefits to be reported under the "Other Annual Compensation" column did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the Named Executives.

(2) Mr. Muller is no longer employed by us.

(3) Mr. Rutcofsky became Executive Vice President of Mergers and Acquisitions, a non executive officer position, in May 2001.

(4) Mr. David is no longer employed by us.

(5) Includes the cash value of approximately $142,300 of shares of our common stock.


     The following table sets forth information concerning options granted in the fiscal year ended October 31, 2001 to the Named Executives:

                                           Option Grants in Fiscal Year Ended October 31, 2001


                                                            Individual Grants
                              ------------------------------------------------------------------------

                              Number of                                                                   Potential Realizable
                              Securities          Percent of Total                                        Value at Assumed
                              Underlying          Options Granted to         Exercise                     Annual Rates of Stock
                              Options             Employees in               Price         Expiration     Price Appreciation for
   Name                       Granted (#)         Fiscal Year (%)            ($/Sh)           Date        Option Term (1)
---------------------------  -------------       --------------------       ----------    ------------   ------------------------
                                                                                                             5%($)        10%($)
                                                                                                            -------      --------
Ryan A. Brant ...........             279,560                                  8.625       11/27/05           666,171     1,472,065
                                      200,000            12.5                 13.91         4/30/06           768,615     1,698,439

Kelly Sumner ............              25,000                                 12.375       10/30/05            85,475       188,877
                                      250,000                                  9.1562      12/19/05           632,422     1,397,488
                                      105,000                                  8.625       11/27/05           250,207       552,893
                                      100,000            12.5                 13.91         4/30/06           384,308       849,219

Paul Eibeler.............              15,000                                 10.90        11/16/05            45,172        99,818
                                       40,000                                 10.00        11/27/05           110,513       244,204
                                      100,000                                 10.1875       7/20/05           281,462        621,95
                                       15,000             4.4                 11.875        2/19/06            47,607       105,199

Larry Muller.............              25,000                                 10.90        11/16/05            75,287       166,364
                                       25,000                                 11.4875       2/19/06            79,345       175,331
                                      300,000             9.1                  7.00         9/30/06           580,191     1,282,071


Barry S. Rutcofsky ...                 50,000             1.3                 13.00          5/3/06           179,583       396,832

James H. David Jr. ....                65,000                                  8.625       11/27/06           154,890       342,267
                                       20,000             2.2                 13.91         4/30/06            76,862       169,844

(1) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming the common stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment or non-transferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the common stock, there can be no assurance that the amounts reflected in this table will be achieved.

         The following table sets forth information concerning the value of options exercised during the fiscal year ended October 31, 2001 and the value of unexercised stock options held by the Named Executives as of October 31, 2001:

                                         Aggregated Option Exercises and Year End Values

                                                               Number of Securities
                               Shares         Value                 Underlying                    Value of Unexercised
                            Acquired on     Realized           Unexercised Options                In-the-Money Options
Name                        Exercise (#)       ($)           at October 31, 2001 (#)            at October 31, 2001 ($)*
----                        ------------    --------         -----------------------            ------------------------
                                                            Exercisable   Unexercisable       Exercisable    Unexercisable
                                                            -----------   -------------       -----------    -------------
Ryan A. Brant............   263,191        4,451,356              --              --                  --             --

Kelly Sumner.............   124,400        1,376,890          382,500         277,500           1,526,200        877,238

Paul Eibeler.............    90,000        1,222,074          209,999         145,001             759,484        546,416

Larry Muller.............   106,666        1,097,638          108,855         250,000             504,830      1,732,500

Barry S. Rutcofsky.......   110,000          999,500          166,666          33,334             867,499        187,500

James H. David Jr........    50,000          582,750           50,834          34,116             163,974        187,500


         *Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the common stock, which was $13.93 on October 31, 2001.

Director Compensation

         Non-employee directors currently receive cash compensation of $20,000 per annum for serving on the Board of Directors. Non-employee directors are also eligible to receive options under the 1997 Stock Option Plan. During fiscal 2001, Mr. Leeds received options to purchase 30,000 shares, and each of Messrs. Grace, Flug and Lewis received options to purchase 50,000 shares.

Employment Agreements

         We entered into an employment agreement, as amended, with Ryan A. Brant for a five-year term commencing August 2000. The Agreement provides that Mr. Brant is entitled to receive an annual salary of $600,000 and a bonus based on our financial performance.

         We entered into an employment agreement with Kelly Sumner for a three-year term commencing February 2001. The agreement provides that Mr. Sumner is entitled to an annual salary of $425,000 and a bonus based on our financial performance.

         We entered into an employment agreement, as amended, with Paul Eibeler for a three-year term commencing July 2000. The agreement provides that Mr. Eibeler is entitled to receive an annual salary of $375,000 and a bonus based on our financial performance.

         We entered into an employment agreement with Karl H. Winters for a three-year term commencing February 2002. The agreement provides that Mr. Winters is entitled to an annual salary of $300,000 and a bonus based on Mr. Winter's performance in implementing certain objectives of the Audit Committee of the Board of Directors. Mr. Winters was also granted options to purchase 200,000 shares of common stock.

         We entered into an employment agreement with Mr. Leeds for a three-year term commencing February 2002. The agreement provides that Mr. Leeds is entitled to receive an annual salary of $350,000 and such bonus as may be determined at the discretion of the Board. Mr. Leeds was also granted options to purchase 400,000 shares of common stock.

         The employment agreements provide that if the employment agreement is terminated under certain circumstances, including in the event of a change of control, the executive will be entitled certain severance compensation. The employment agreements also contain confidentiality and non-competition provisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of February 22, 2002, relating to the beneficial ownership of shares of our common stock by (i) each person or entity who is known by us to own beneficially 5% or more of the outstanding common stock, (ii) each of our directors, (iii) each of the Named Executives currently serving and (iv) all directors and executive officers as a group.


                                                         Number of Shares              Percentage of Outstanding
     Name and                                            of Common Stock                     Common Stock
     Address of Beneficial Owner(1)                   Beneficially Owned(2)               Beneficially Owned
     ------------------------------                   ---------------------            -------------------------
FMR Corp (3)...........................                      5,494,650                                14.9%

Waddell & Reed Financial Services,
Inc. (3)...............................                      2,199,300                                 6.0

Kern Capital Management,
LLC (3)................................                      2,159,300                                 5.9

Oliver R. Grace, Jr. (4)...............                        704,279                                 1.9

Kelly Sumner (5).......................                        490,000                                 1.3

Ryan A. Brant .........................                        328,729                                   *

Paul Eibeler (6).......................                        367,500                                   *

Robert Flug (7)........................                         99,600                                   *

Don Leeds (8)..........................                         94,900                                   *

Mark Lewis (9).........................                         50,000                                   *

Todd Emmel (10)........................                         20,000                                   *

All directors and executive officers as
a group (ten persons) (11).............                      2,244,493                                 5.9%

*   Less than 1%.

(1) Unless otherwise indicated, the address of each beneficial owner is Take-Two Interactive Software, Inc., 575 Broadway, New York, New York 10012.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. A person is deemed to be the beneficial owner of securities that may be acquired by such person within 60 days from the date of this report upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this report, have been exercised.

(3) Based on Schedules l3G filed with the Securities and Exchange Commission as of December 31, 2001.

(4) Includes: (i) 591,705 shares owned of record by Anglo American Security Fund, L.P., of which Mr. Grace is a general partner (ii) 62,574 shares owned by trusts of which Mr. Grace is a possible beneficiary and (iii) options to purchase 50,000 shares held by Mr. Grace.

(5) Includes 485,000 shares issuable upon the exercise of options.

(6) Includes 355,000 shares issuable upon the exercise of options.

(7) Includes 39,600 shares held by S.L. Danielle, Inc. and 60,000 shares of Common Stock issuable upon the exercise of options.

(8) Includes 92,500 shares issuable upon the exercise of options.

(9) Represents 50,000 shares issuable upon the exercise of options.

(10) Represents 20,000 shares issuable upon the exercise of options.

(11) Includes 1,152,166 shares issuable upon the exercise of options.


Item 13. Certain Relationships and Related Transactions.

         Our principal executive and administrative office, located at 575 Broadway, New York, New York, is approximately 13,300 square feet of office space under a five-year lease with 575 Broadway Corporation, a company controlled by the father of Ryan A. Brant, our Chairman. We pay rent of $474,000 per annum under this lease. We believe that the terms of the lease are no less favorable than those that could have been obtained from an unaffiliated party.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      Exhibits

         3.1      Form of Restated Certificate of Incorporation of the
                  Company.(1)

         3.2      Amendment to Restated Certificate of Incorporation.(1)

         3.3      By-Laws of the Company.(1)

         10.1     1997 Stock Option Plan of the Company.(1)

         10.2 Credit Agreement (the "Credit Agreement"), dated December 7, 1999, by and among the Company, certain of its subsidiaries, certain lenders and Bank of America, N.A., as Agent.(2)

         10.3     Amendment to Credit Agreement.(4)

         10.4 Loan Agreement with Lloyds TBS Commercial and Take-Two Interactive Software Europe Ltd.(4)

         10.5 Employment Agreement, dated July 21, 2000, as amended, by and between the Company and Paul Eibeler.(4)

         10.6 Employment Agreement dated February 15, 2001 by and between the Company and Kelly Sumner.(4)

         10.7 Employment Agreement dated February 15, 2002 by and between the Company and Karl H. Winters.

         10.8 Employment Agreement dated February 15, 2002 by and between the Company and Don Leeds.

         10.9 Employment Agreement dated August 1, 1998, as amended, by and between the Company and Ryan A. Brant.(5)

         10.10 Licensed Publishing Agreement dated April 1, 2000 between Sony Computer Entertainment America, Inc. and the Company.(3)*

         10.11 Publishing Agreement dated May 8, 1998 between Gathering of Developers I, Ltd. and Apogee Software, Ltd/ 3D Realms.(3)*

         10.12 Xbox Publisher License Agreement dated December 14, 2000 between Microsoft Corporation and the Company.(4)*

         10.13 Confidential License Agreement for Nintendo GameCube dated September 24, 2001 between Nintendo of America Inc. and the Company.(4)*

         21.1     Subsidiaries of the Company.(4)

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

         (4) Previously filed with the Company's Annual Report on Form 10-K for the year ended October 31, 2001.

         (5) August 1, 1998 agreement incorporated by reference to the applicable exhibit contained in the Company's Registration Statement on Form S-1 (File No. 333-748851).

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

         The results of operations for the second and third quarters of fiscal 2001, as restated, and the fourth quarter of fiscal 2001, as reported, have been revised to correct mathematical miscalculations made in the course of preparing the restatement. The impact of these adjustments is to decrease cost of sales by $281,000 and net loss by $169,000 for the second quarter of fiscal 2001; increase cost of sales by $1,323,000 and decrease net income by $794,000 for the third quarter of fiscal 2001; and decrease cost of sales by $1,042,000 and decrease net loss by $625,000 for the fourth quarter of fiscal 2001. These revisions do not involve the application of any accouting principle or have any impact on the results of operations for fiscal 2001.

                                                       As Restated
                                           ---------------------------------------
                                              1st            2nd            3rd           4th
         2001                               Quarter        Quarter        Quarter       Quarter
         ------------------------          ---------      ---------      ---------     ---------
         Net sales                         $ 157,853      $  88,617      $  81,327     $ 123,259
         Gross profit                         53,593         31,221         31,715        28,263
         Income (loss) before
         extraordinary item and
         cumulative effect of
         adopting SAB 101                     13,569        (11,467)         1,283        (4,680)
         Extraordinary item, net
         of taxes                                 --             --          1,948            --
         Cumulative effect of adopting
         SAB 101                              (5,337)            --             --            --
         Net income                        $   8,232      $ (11,467)     $    (665)    $  (4,680)

         Per share data:
         Basic EPS                         $    0.25      $   (0.35)     $   (0.02)    $   (0.13)
         Diluted EPS                       $    0.25      $   (0.35)     $   (0.02)    $   (0.13)



                                                                  As Restated
                                           -----------------------------------------------------
                                              1st            2nd            3rd           4th
         2000                               Quarter        Quarter        Quarter       Quarter
         ------------------------          ---------      ---------      ---------     ---------
         Net sales                         $120,247      $ 69,519        $ 66,093      $108,142
         Gross profit                        35,292        29,107          28,829        34,795
         Net income (a)                    $  3,966      $ (8,460)       $  2,221      $  8,690

         Per share data:
         Basic EPS                         $   0.17      $  (0.33)       $   0.08      $   0.28
         Diluted EPS                       $   0.16      $  (0.33)       $   0.07      $   0.27

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

         The following table summarizes the increase (decrease) in the results of operations for the reported 2001 and 2000 fiscal quarters as a result of the restatement discussed above (in thousands except per share data):

                                                                              Effect of
                                              As                              Adopting        As
                                              Reported       Restatement       SAB 101       Restated
                                              ---------      ---------       -----------     ------------
         Quarter ended January 31, 2001:

         Net Sales                            $ 131,226      $    (603)      $    27,230     $    157,853
         Gross Profit                            43,004          1,694             8,895           53,593
         Income before cumulative effect          7,750            482             5,337           13,569
         of adopting SAB 101
         Cumulative effect of adopting               --             --            (5,337)          (5,337)
         SAB 101, net of taxes
         Net income                           $   7,750      $     482       $        --     $      8,232

         Per share data:
         Basic -
         Income per share before adoption     $    0.24      $    0.01       $      0.16     $       0.41
         of SAB 101
         Cumulative effect of adopting        $      --      $      --       $     (0.16)    $      (0.16)
         SAB 101, net of taxes
         Net income per share                 $    0.24      $    0.01       $       --      $       0.25
         Diluted -
         Income per share before adoption     $    0.24      $    0.01       $      0.16     $       0.41
         of SAB 101
         Cumulative effect of adopting        $      --      $      --       $     (0.16)    $      (0.16)
         SAB 101, net of taxes
         Net income per share                 $    0.24      $    0.01       $        --     $       0.25

         Quarter ended April 30, 2001:

         Net Sales                            $  93,320      $  (4,703)      $        --     $     88,617
         Gross Profit                            31,162             59       $        --           31,221
         Net income                           $ (11,924)     $     457       $        --     $    (11,467)
         Per share data:
         Basic -                              $   (0.37)     $    0.02       $        --     $      (0.35)
         Diluted -                            $   (0.37)     $    0.02       $        --     $      (0.35)

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Notes to Consolidated Financial Statements

                                                       As                                                As
                                                       Reported      Restatement   Reclassifications     Restated
                                                       ---------      ---------    -----------------     --------
                  Quarter ended July 31, 2001:
                  Net Sales                            $  84,502      $  (3,175)                --      $  81,327
                  Gross Profit                            33,273         (1,558)                --         31,715
                  Income before Extraordinary item         1,919           (636)                --          1,283
                  Extraordinary item, net of taxes         1,510            438                 --          1,948
                  Net income                           $     409      $  (1,074)                --      $    (665)
                  Per share data:
                  Basic -
                  Income before Extraordinary item     $    0.06      $   (0.02)                --      $    0.04
                  Extraordinary item, net of taxes     $   (0.05)     $   (0.01)                --      $   (0.06)
                  Net income per share                 $    0.01      $   (0.03)                --      $   (0.02)
                  Diluted -
                  Income before Extraordinary item     $    0.05      $   (0.02)                --      $    0.03
                  Extraordinary item, net of taxes     $   (0.04)     $   (0.01)                --      $   (0.05)
                  Net income per share                 $    0.01      $   (0.03)                --      $   (0.02)

                  Quarter ended January 31, 2000:

                  Net Sales                            $ 122,890      $  (2,195)               (448)    $ 120,247
                  Gross Profit                            36,616         (1,324)                --         35,292
                  Net income                           $   4,787      $    (821)                --      $   3,966
                  Per share data:
                  Basic -                              $    0.21      $   (0.04)                --      $    0.17
                  Diluted -                            $    0.20      $   (0.04)                --      $    0.16

                  Quarter ended April 30, 2000:

                  Net Sales                            $  70,036      $    (286)               (231)    $  69,519
                  Gross Profit                            28,255            852                  --        29,107
                  Net income                           $   3,354      $ (11,814)                 --     $  (8,460)
                  Per share data:
                  Basic -                              $    0.13      $   (0.46)                 --     $   (0.33)
                  Diluted -                            $    0.13      $   (0.46)                 --     $   (0.33)

                  Quarter ended July 31, 2000:

                  Net Sales                            $  71,473      $  (5,330)                (50)    $  66,093
                  Gross Profit                            31,372         (2,543)                 --        28,829
                  Net income                           $   3,449      $  (1,228)                 --     $   2,221
                  Per share data:
                  Basic -                              $    0.12      $   (0.04)                 --     $    0.08
                  Diluted -                            $    0.12      $   (0.04)                 --     $    0.08

                  Quarter ended October 31, 2000:

                  Net Sales                            $ 122,607      $ (13,899)               (566)    $ 108,142
                  Gross Profit                            42,967         (8,172)                 --        34,795
                  Net income                           $  13,373      $  (4,683)                 --     $   8,690
                  Per share data:
                  Basic -                              $    0.43      $   (0.15)                 --     $    0.28
                  Diluted -                            $    0.42      $   (0.15)                 --     $    0.27

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
                                                                      ==================  ============    ==============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2002.

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