Form 10-Q
period 2002-01-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2002-03-18
CIK 946581

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF l934.

                 For the quarterly period ended January 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


             For the transition period from __________ to __________


                         Commission file number 0-29230


                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                        51-0350842
     (State or Other Jurisdiction                           (I.R.S. Employer
     of Incorporation or Organization)                      Identification No.)


                 575 Broadway, New York, NY               10012
        (Address of principal executive offices)        (Zip Code)


Registrant's Telephone Number, Including Area Code (212) 334-6633

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

As of March 12, 2002, there were 36,856,317 shares of the Registrant's Common Stock outstanding.

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
                         QUARTER ENDED JANUARY 31, 2002



                                      INDEX


PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements*

             Consolidated Condensed Balance Sheets - As of  January 31,
             2002 and October 31, 2001 (unaudited)                             1

             Consolidated Condensed Statements of Operations - For the
             three months ended January 31, 2002 and 2001 Restated
             (unaudited)                                                       2

             Consolidated Condensed Statements of Cash Flows - For the
             three months ended January 31, 2002 and 2001 Restated
             (unaudited)                                                       3

             Consolidated Condensed Statements of Stockholders' Equity -
             For the year ended October 31, 2001 and the three
             months ended January 31, 2002 (unaudited)                         4

             Notes to Consolidated Condensed Financial Statements              5

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of  Operations                                       16

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                34

Item 2.      Changes in Securities                                            34

Item 6.      Exhibits and Reports on Form 8-K                                 34

*On February 12, 2002, the Company restated its financial statements for the fiscal year ended October 31, 2000, each of the quarters of fiscal 2000 and the first three fiscal quarters of fiscal 2001. All financial data in this report reflects this restatement. See Note 2 of Notes to Unaudited Consolidated Condensed Financial Statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of January 31, 2002 and October 31, 2001 (unaudited)
(In thousands, except share data)
--------------------------------------------------------------------------------


ASSETS                                                                       January 31, 2002   October 31, 2001
                                                                             ---------------    ---------------
Current assets
     Cash and cash equivalents                                               $        30,972    $         6,056
     Accounts receivable, net of provision for doubtful accounts and sales allowances of $35,778 and $26,106 at January 31, 2002 and
         October 31, 2001, respectively                                              122,701             94,950
     Inventories, net                                                                 51,804             61,937
     Prepaid royalties                                                                19,259             21,892
     Prepaid expenses and other current assets                                        18,816             17,925
     Investments                                                                         769              6,241
     Deferred tax asset                                                               13,873             13,873
                                                                             ---------------    ---------------
            Total current assets                                                     258,194            222,874


Fixed assets, net                                                                     12,992             11,033
Prepaid royalties                                                                     10,562             11,097
Capitalized software development costs, net                                            8,930             11,934
Investments                                                                               55                 75
Goodwill, net                                                                         56,033             56,033
Intangibles, net                                                                      30,670             32,142
Deferred tax asset                                                                     7,892              7,892
Other assets, net                                                                        381              1,917
                                                                             ---------------    ---------------
            Total assets                                                     $       385,709    $       354,997
                                                                             ===============    ===============

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                 73,220             60,223
     Accrued expenses and other current liabilities                                   35,140             20,250
     Income taxes payable                                                             21,341               --
     Lines of credit, current portion                                                   --               54,073
     Current portion of capital lease obligation                                          92                 99
                                                                             ---------------    ---------------
            Total current liabilities                                                129,793            134,645

Capital lease obligation, net of current portion                                         275                291

                                                                             ---------------    ---------------
            Total liabilities                                                $       130,068    $       134,936
                                                                             ---------------    ---------------

Stockholders' equity
     Common stock, par value $.01 per share; 50,000,000 shares authorized;
         36,821,257 and 36,640,972 shares issued and outstanding                         368                366
     Additional paid-in capital                                                      216,080            213,908
     Retained earnings                                                                51,068             16,239
     Accumulated other comprehensive loss                                            (11,875)           (10,452)
                                                                             ---------------    ---------------
            Total stockholders' equity                                               255,641            220,061

                                                                             ---------------    ---------------
            Total liabilities and stockholders' equity                       $       385,709    $       354,997
                                                                             ===============    ===============


               The accompanying notes are an integral part of the
                  consolidated condensed financials statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three months ended January 31, 2002 and 2001 (unaudited)
(In thousands, except per share data)
--------------------------------------------------------------------------------


                                                                                          Three months ended January 31,
                                                                                       ----------------------------------
                                                                                            2002               2001
                                                                                                             Restated
                                                                                       ---------------    ---------------
Net sales                                                                              $       282,926    $       157,591
Cost of sales                                                                                  179,465            104,260
                                                                                       ---------------    ---------------
         Gross profit                                                                          103,461             53,331
                                                                                       ---------------    ---------------

Operating expenses
     Selling and marketing                                                                      21,995             12,552
     General and administrative                                                                 18,997             10,511
     Research and development costs                                                              1,954              1,400
     Depreciation and amortization                                                               2,271              2,422
                                                                                       ---------------    ---------------
         Total operating expenses                                                               45,217             26,885

         Income from operations                                                                 58,244             26,446

Interest expense                                                                                   974              2,930
Gain from sales of marketable securities                                                          (127)              --
                                                                                       ---------------    ---------------
         Total non-operating expenses                                                              847              2,930

         Income before income taxes                                                             57,397             23,516

Provision for income taxes                                                                      22,568              9,947
                                                                                       ---------------    ---------------
         Income before cumulative effect of change in accounting principle                      34,829             13,569

Cumulative effect of change in accounting principle, net of taxes of $3,558                       --                5,337
                                                                                       ---------------    ---------------

         Net income                                                                    $        34,829    $         8,232
                                                                                       ===============    ===============

Per share data:
     Basic:
         Weighted average common shares outstanding                                             36,724             32,347
                                                                                       ===============    ===============

         Income before cumulative effect of change in accounting principle
           per share                                                                   $          0.95    $          0.41
         Cumulative effect of change in accounting principle per share                            --                (0.16)
                                                                                       ---------------    ---------------
         Net income - Basic                                                            $          0.95    $          0.25
                                                                                       ===============    ===============

     Diluted:
         Weighted average common shares outstanding                                             37,896             32,959
                                                                                       ===============    ===============

         Income before cumulative effect of change in accounting principle per share   $          0.92    $          0.41
         Cumulative effect of change in accounting principle per share                            --                (0.16)
                                                                                       ---------------    ---------------
         Net income - Diluted                                                          $          0.92    $          0.25
                                                                                       ===============    ===============


               The accompanying notes are an integral part of the
                  consolidated condensed financials statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows For the three months ended January 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


(In thousands)
                                                                                           Three Months Ended January 31,
                                                                                        ----------------------------------
                                                                                             2002               2001
                                                                                                               Restated
                                                                                        ---------------    ---------------
Cash flows from operating activities:
     Net income                                                                         $        34,829    $         8,232
     Adjustment to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                            2,271              2,422
         Loss on disposal of fixed assets                                                           122               --
         Realized gain on sale of investment                                                       (127)              --
         Provision for doubtful accounts and sales allowances                                     9,672                551
         Amortization of various expenses and discounts                                             749                263
         Tax benefit from exercise of stock options                                                 185                 68
         Changes in operating assets and liabilities, net of effects of acquisitions:
            (Increase) decrease in accounts receivable                                          (37,423)             5,223
            Decrease in inventories, net                                                         10,133              5,167
            Increase in prepaid royalties                                                         3,168             (2,629)
            Decrease (increase) in prepaid expenses and other current assets                       (940)            (3,385)
            Decrease (increase) in capitalized software development costs                         3,004               (325)
            Decrease in non-current assets                                                        1,236               --
            Increase in accounts payable                                                         12,997              2,463
            Increase in accrued expenses                                                         14,815              3,270
            Increase in income taxes payable                                                     21,341                 --
                                                                                        ---------------    ---------------
                        Net cash provided by operating activities                                76,032             21,332
                                                                                        ---------------    ---------------

Cash flows from investing activities:
     Purchase of fixed assets                                                                    (3,279)            (1,333)
     Proceeds from sale of investment                                                             5,817               --
     Acquisitions, net of cash acquired                                                            --               (4,300)
                                                                                        ---------------    ---------------
                        Net cash provided by (used in) investing activities                       2,538             (5,633)
                                                                                        ---------------    ---------------

Cash flows from financing activities:
     Net repayments under lines of credit                                                       (54,073)            (9,152)
     Proceeds from exercise of stock options and warrants                                         1,989              1,195
     Repayment of capital lease obligation                                                          (23)               (10)
                                                                                        ---------------    ---------------
                        Net cash (used in) provided by financing activities                     (52,107)            (7,967)
                                                                                        ---------------    ---------------

Effect of foreign exchange rates                                                                 (1,547)               681
                                                                                        ---------------    ---------------

                        Net increase in cash for the period                                      24,916              8,413
Cash and cash equivalents, beginning of the period                                                6,056              5,245
                                                                                        ---------------    ---------------
Cash and cash equivalents, end of the period                                            $        30,972    $        13,658
                                                                                        ===============    ===============


Supplemental information on businesses acquired:
     Fair value of assets acquired
         Cash                                                                           $          --      $          --
         Accounts receivables, net                                                                 --                9,310
         Inventories, net                                                                          --                3,810
         Prepaid expenses and other assets                                                         --                   34
         Property and equipment, net                                                               --                  286
         Intangible asset                                                                          --                8,105
         Goodwill                                                                                  --               35,078
     Less, liabilities assumed
         Line of credit                                                                            --               (6,641)
         Accounts payable                                                                          --              (12,447)
         Accrued expenses                                                                          --               (1,780)
         Other current liabilities                                                                 --                 (651)
         Stock issued                                                                              --              (13,380)
         Value of asset recorded                                                                   --              (17,266)
         Direct transaction costs                                                                  --                 (158)
                                                                                        ---------------    ---------------
Cash paid                                                                                          --                4,300
     Less, cash acquired                                                                           --                 --
                                                                                        ---------------    ---------------
Net cash paid                                                                           $          --      $         4,300
                                                                                        ===============    ===============



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated Condensed Statements of Stockholders' Equity
For the year ended October 31, 2001 and the three months
ended January 31, 2002 (unaudited)
(In thousands)
--------------------------------------------------------------------------------


                                                                                   Common Stock
                                                                           ----------------------------     Additional
                                                                               Shares         Amount      Paid-in Capital
                                                                           ------------    ------------   ---------------
Balance, November 1, 2000                                                        31,173             312         157,738

Proceeds from exercise of stock options and warrants                              3,266              32          22,582

Amortization of deferred compensation                                              --              --              --

Issuance of common stock in connection with acquisitions                          1,466              14          13,967

Issuance of common stock in connection with private placements,
    net of issuance costs                                                         1,300              13          20,879

Retirement of common stock                                                         (564)             (5)         (7,305)

Tax benefit in connection with the exercise of stock options                       --              --             6,047

Foreign currency translation adjustment                                            --              --              --

Net unrealized income on investments, net of taxes                                 --              --              --

Net loss                                                                           --              --              --
                                                                           ------------    ------------    ------------

Balance, October 31, 2001                                                        36,641    $        366    $    213,908

Proceeds from exercise of stock options and warrants                                180               2           1,987

Tax benefit in connection with the exercise of stock options                       --              --               185

Foreign currency translation adjustment                                            --              --              --

Net unrealized income on investments, net of taxes                                 --              --              --

Net income                                                                         --              --              --
                                                                           ------------    ------------    ------------

Balance, January 31, 2002                                                        36,821    $        368    $    216,080
                                                                           ============    ============    ============


                                                                                                             Accumulated
                                                                                                                Other
                                                                               Deferred        Retained      Comprehensive
                                                                             Compensation      Earnings      Income (Loss)
                                                                             ------------    ------------    ------------
Balance, November 1, 2000                                                              (5)         24,819         (12,672)

Proceeds from exercise of stock options and warrants                                 --              --              --

Amortization of deferred compensation                                                   5            --              --

Issuance of common stock in connection with acquisitions                             --              --              --

Issuance of common stock in connection with private placements,
    net of issuance costs                                                            --              --              --

Retirement of common stock                                                           --              --              --

Tax benefit in connection with the exercise of stock options                         --              --              --

Foreign currency translation adjustment                                              --              --              (767)

Net unrealized income on investments, net of taxes                                   --              --             2,987

Net loss                                                                             --            (8,580)           --
                                                                             ------------    ------------    ------------

Balance, October 31, 2001                                                    $       --      $     16,239    $    (10,452)

Proceeds from exercise of stock options and warrants                                 --              --              --

Tax benefit in connection with the exercise of stock options                         --              --              --

Foreign currency translation adjustment                                                              --            (1,547)

Net unrealized income on investments, net of taxes                                                   --               124

Net income                                                                           --            34,829            --
                                                                             ------------    ------------    ------------

Balance, January 31, 2002                                                    $       --      $     51,068    $    (11,875)
                                                                             ============    ============    ============


                                                                                              Comprehensive
                                                                                 Total        Income (Loss)
                                                                              ------------    ------------
Balance, November 1, 2000                                                          170,192          (5,428)

Proceeds from exercise of stock options and warrants                                22,614

Amortization of deferred compensation                                                    5

Issuance of common stock in connection with acquisitions                            13,981

Issuance of common stock in connection with private placements,
    net of issuance costs                                                           20,892

Retirement of common stock                                                          (7,310)

Tax benefit in connection with the exercise of stock options                         6,047

Foreign currency translation adjustment                                               (767)           (767)

Net unrealized income on investments, net of taxes                                   2,987           2,987

Net loss                                                                            (8,580)         (8,580)
                                                                              ------------    ------------

Balance, October 31, 2001                                                     $    220,061    $     (6,360)

Proceeds from exercise of stock options and warrants                                 1,989

Tax benefit in connection with the exercise of stock options                           185

Foreign currency translation adjustment                                             (1,547)         (1,547)

Net unrealized income on investments, net of taxes                                     124             124

Net income                                                                          34,829          34,829
                                                                              ------------    ------------

Balance, January 31, 2002                                                     $    255,641    $     33,406
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

As a result of the investigation, the Company restated its previously issued consolidated financial statements for fiscal 2000 and each of the quarters in fiscal 2000 and the first three quarters in fiscal 2001. The restatement of the financial statements for the three months ended January 31, 2001 relates to the elimination of $3,633,000 of net sales made to independent third party distributors and related cost of sales of $4,715,000, and the related tax effect which were improperly recognized as revenue since the products were later returned or repurchased by the Company.

In addition, the Company reviewed its revenue recognition policy, reserve policies and its accounting for certain other transactions. As a result of this review, the Company also restated its previously issued unaudited consolidated condensed financial statements for the three months ended January 31, 2001 for the following transactions and the related tax effect:

o The recognition of net sales of $3,780,000 and related cost of sales of $2,236,000 for transactions that did not qualify for revenue recognition in the fourth quarter of fiscal 2000.

o Adjustment related to the reversal of revenue related to businesses acquired adjustments to the purchase price. The adjustment was a reduction of revenue of $750,000 and a $410,000 net reduction of primarily amortization expenses.

Additionally, the Company restated its first quarter fiscal 2001 financial statements to record the cumulative effect of the change in accounting related to the adoption of SAB 101 "Revenue Recognition" (See Note 3).

The effect of the restatement for the three months ended January 31, 2001 is as follows (some of the numbers have been reclassified to conform to current year presentation and are presented in thousands, except per share data):

                                                         Three months ended January 31, 2001

                                                                      Effect of
                                      As Reported     Restatement      SAB 101    Reclassification  As Restated
                                      -----------     -----------      -------    ----------------  -----------
Statement of Operations Data:
Net sales                            $    131,226   $       (603)   $     27,230   $       (262)   $    157,591
Cost of sales                              88,222         (2,297)         18,335           --           104,260
Depreciation and amortization               3,014           (592)           --             --             2,422
Income from operations                     15,265          2,286           8,895           --            26,446
Income before provision for income
taxes                                      12,335          2,286           8,895           --            23,516
Provision for income taxes                  4,585          1,804           3,558           --             9,947
Net income                           $      7,750   $        482    $       --     $       --      $      8,232
Basic income per share               $       0.24   $       0.01    $       --     $       --      $       0.25
Diluted income per share             $       0.24   $       0.01    $       --     $       --      $       0.25


                                                       January 31, 2001
                                                  As Reported    As Restated
                                                  -----------    -----------
Balance Sheet Data:
Accounts receivable                              $    132,165   $    114,322
Inventories                                            46,730         52,429
Prepaid royalties - current                            22,860         26,416
Deferred tax assets                                       666         10,176
Intangible assets                                     114,825         90,724
Total assets                                          389,398        370,431
Accounts payable                                       62,720         61,477
Accrued expenses and other current liabilities         23,657         21,889
Total liabilities                                     181,873        178,301
Retained earnings                                      51,115         33,051
Total liabilities and stockholders' equity            389,398        370,431


All applicable amounts relating to the aforementioned restatements have been reflected in these unaudited consolidated condensed financial statements and notes thereto.

3.   Significant Accounting Policies and Transactions

Basis of Presentation

The unaudited Consolidated Condensed Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended October 31, 2001.

Risk and Uncertainties

Substantially all of the Company's net sales are derived from software publishing and distribution activities, which are subject to increasing competition, rapid technological change and evolving consumer preferences, often resulting in the frequent introduction of new products and short product lifecycles. Accordingly, the Company's profitability and growth prospects depend upon its ability to continually acquire, develop and market new, commercially successful software products and obtain adequate financing, if required. If the Company is unable to continue to acquire, develop and market commercially successful software products, its operating results and financial condition could be materially adversely affected in the near future.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties, capitalized software development costs and other intangibles, realization of deferred income taxes, valuation of inventories and the adequacy of allowances for returns, price protection and doubtful accounts. Actual amounts could differ significantly from these estimates.

Revenue Recognition

Publishing revenue is derived from the sale of internally developed interactive software titles or from the sale of titles licensed from third-party developers. Publishing revenue amounted to $191,956,000 and $77,790,000 for the three months ended January 31, 2002 and 2001, respectively.

Distribution revenue is derived from the sale of third-party interactive software titles, accessories and hardware. Distribution revenue amounted to $90,970,000 and $79,801,000 for the three months ended January 31, 2002 and 2001, respectively.

The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company's transactions generally include only one element, the interactive software game. The Company recognizes revenue when the price is fixed and determinable, there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when title and all risks of loss are transferred to the customer, which is generally upon receipt. The Company's payment arrangements with its customers provide primarily 60 day terms and to a limited extent with certain customers 30, 90 or 120 day terms.

The Company's distribution arrangements with customers generally do not give customers the right to return products; however, the Company at its discretion may accept product returns for stock balancing or defective products. In addition, the Company sometimes negotiates accommodations to customers, including price discounts, credits and product returns, when demand for specific products falls below expectations. The Company's publishing arrangements generally require the Company to accept product returns. The Company establishes a reserve for future returns and other allowances based primarily on its return policies, price protection policies and historical return rates. The Company may not have a reliable basis to estimate returns and price protection for certain customers or it may be unable to determine that collection of the receivable is probable. In such circumstances, the Company defers the revenues at the time of the sale and recognizes them when collection of the related receivable becomes probable or cash is received.

Effective November 1, 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". Consistent with the guidelines provided in SAB No. 101, the Company changed its revenue recognition policy to recognize revenue as noted above. Prior to the adoption of SAB 101, the Company recognized revenue upon shipment. As a result of adopting SAB 101, net sales and cost of sales of approximately $27.2 million and $18.3 million, respectively, which were originally recognized in the year ended October 31, 2000 were also recognized in the quarter ended January 31, 2001. The cumulative effect of the adoption of SAB 101 for the quarter ended January 31, 2001 was approximately $5.3 million of income, net of taxes of $3.6 million.

Prepaid Royalties

The Company's agreements with licensors and developers generally provide it with exclusive publishing rights and require it to make advance royalty payments that are recouped against royalties due to the licensor or developer based on product sales. Prepaid royalties are amortized as cost of sales on a title by title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales. The Company continually evaluates the recoverability of prepaid royalties and charges to cost of sales the amount that management determines is probable that will not be recouped at the contractual royalty rate in the period in which such determination is made. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. Prepaid royalties were written down by $740,000 for the three months ended January 31, 2002 to estimated net realizable value. Amortization of prepaid royalties amounted to $15,238,000 and $5,650,000, which was included in total royalty expense of $19,428,000 and $6,399,000 respectively, for the three months ended January 31, 2002 and 2001.

Capitalized Software Development Costs (Including Production Costs)

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis upon title release based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the straight-line method over the remaining estimated useful life of the title. The Company continually evaluates the recoverability of capitalized software costs. Capitalized software development costs primarily represent the costs associated with the internal development of the Company's publishing products. No capitalized software costs were written down for the three months ended January 31, 2002 and 2001. Amortization of capitalized software costs amounted to $2,955,000 and $893,000, respectively, for the three months ended January 31, 2002 and 2001.

Recently Issued Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of The Vendor's Products, which is a codification of EITF 00-14, 00-22 and 00-25. This EITF presumes that consideration from a vendor to a customer or reseller of the vendor's products a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. The Company has early adopted EITF 01-09 effective November 1, 2001. The adoption of the new standard did not have a material impact on the consolidated condensed financial statements. The prior period has been reclassified in accordance with this statement.

Effective November 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment. Upon completion of the transitional impairment test, the fair value for each of the Company's reporting units exceeded the reporting unit's carry amount and no impairment was indicated (See Note 9).

4.       Income Taxes

The provision for income taxes for the three months ended January 31, 2002 and 2001 are based on the Company's estimated annualized tax rate for the respective years after giving effect to the utilization of available tax credits and tax planning opportunities.


5.       Net Income per Share

The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the three months ended January 31, 2002 and 2001 (in thousands, except per share data).

                                                                                Per Share
                                                  Net Income     Shares          Amount
                                                  ----------   ----------      ----------
Three Months Ended January 31, 2002:
  Basic                                           $   34,829   $   36,724             .95
  Effect of dilutive securities - Stock options
     and warrants                                       --          1,172            (.03)
                                                  ----------   ----------      ----------
  Diluted                                         $   34,829   $   37,896             .92
                                                  ==========   ==========      ==========

Three Months Ended January 31, 2001-Restated:
  Basic                                           $    8,232   $   32,347             .25
  Effect of dilutive securities - Stock options
     and warrants                                       --            612            --
                                                  ----------   ----------      ----------
  Diluted                                         $    8,232   $   32,959             .25
                                                  ==========   ==========      ==========



The computation for diluted number of shares excludes 1,155,000 unexercised stock options and warrants for the three months ended January 31, 2001 which are anti-dilutive.

6.   Inventory

As of January 31, 2002 and October 31, 2001, finished product inventory, net of allowance, consisted of $48,553,000 and $60,469,000, respectively. Parts and supplies consisted of $3,251,000 and $1,468,000 at January 31, 2002 and October 31, 2001, respectively.


7.       Investments

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

As of January 31, 2002 and October 31, 2001, investments were summarized as follows (in thousands):


                                                January 31, 2002                         October 31, 2001
                                     ---------------------------------------   -------------------------------------
                                           Current           Non-Current           Current           Non-Current
                                     --------------------  -----------------   -----------------  ------------------
Average cost                         $           298        $          75       $         5,988    $           75
Unrealized gains (losses)                        471                  (20)                  253                --
                                     --------------------  -----------------   -----------------  ------------------
Fair value                           $           769        $          55       $         6,241    $          75
                                     ====================  =================   =================  ==================


For the three months ended January 31, 2002, the gross proceeds from the sale of investments were $5,817,000. The realized gain from these sales totaled $127,000. The gain on sale of securities is based on the average cost of the individual securities sold.

8.   Lines of Credit

In December 1999, the Company entered into a credit agreement, as amended, with a group of lenders led by Bank of America, N.A., as agent. The agreement was amended in February 2002 to provide for borrowings of up to $15,000,000 through February 20, 2002; $22,500,000 through February 28, 2002; $30,000,000 through
April 13, 2002; and $50,000,000 through the remaining term of the agreement. Generally, advances under the line of credit are based on a borrowing formula equal to the lesser of (1) the borrowing limit or (2) 70% of eligible accounts receivable, plus 25% of eligible inventory. Interest accrues on such advances at the bank's prime rate plus 0.5%, or at LIBOR plus 2.5%. Borrowings under the line of credit are collateralized by the Company's accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company's domestic subsidiaries. The loan agreement contains certain financial and other covenants, which were amended retroactively. Accordingly, as of January 31, 2002, the Company is in compliance with such covenants, as amended. The loan agreement limits or prohibits us from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The line of credit expires on December 7, 2002. The Company had no outstanding borrowings under the revolving line of credit as of January 31, 2002.

In February 2001, the Company's United Kingdom subsidiary entered into a credit facility agreement with Lloyds TSB Bank plc ("Lloyds") under which Lloyds agreed to make available borrowings of up to $19,000,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank's base rate, and are guaranteed by the Company. In March 2002, the credit facility was amended to extend the expiration date of the facility to March 31, 2004. The Company had no outstanding borrowings under this facility as of January 31, 2002.

9.  Intangible Assets

    As a result of the adoption of SFAS 142, the Company discontinued the amortization of goodwill effective November 1, 2001. Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to ten years, except for intellectual property which is amortized based on the expected revenue stream. The Company recharacterized acquired workforce of $925,000, which is no longer defined as an acquired intangible asset under SFAS 141, as goodwill. Additionally, the estimated useful lives of certain identifiable intangible assets were adjusted in conjunction with the adoption of SFAS 142.

    Intangible assets consist of trademarks, intellectual property, customer lists, acquired technology and the excess purchase price paid over identified intangible and tangible net assets of acquired companies (goodwill).

The following table sets forth the components of the intangible assets subject to amortization as of January 31, 2002 and October 31, 2001 (in thousands):

                                                     As of January 31, 2002                   As of October 31, 2001
                                       --------------------------------------------   --------------------------------------------
                                           Gross                                        Gross
                          Range of       Carrying      Accumulated                      Carrying      Accumulated
                         Useful Life      Amount       Amortization         Net          Amount       Amortization        Net
                         -----------   ------------    ------------    ------------   ------------    ------------    ------------
Trademarks               7-10 years    $     13,922    $     (2,694)   $     11,228   $     13,922    $     (2,312)   $     11,610
Customer lists and
  relationships          5-10 years           9,081          (1,389)          7,692          9,081          (1,068)          8,013
Intellectual property    2-6 years            8,527            (711)          7,816          8,527            (300)          8,227
Technology                3 years             4,640            (706)          3,934          4,640            (348)          4,292
                                       ------------    ------------    ------------   ------------    ------------    ------------
                                       $     36,170    $     (5,500)   $     30,670   $     36,170    $     (4,028)   $     32,142
                                       ============    ============    ============   ============    ============    ============

Amortization expense for the three months ended January 31, 2002 and 2001 amounted to $1,472,000, and $1,350,000, respectively.

Estimated amortization expense for the fiscal years ending October 31, are as follows (in thousands):

         2002                         4,244
         2003                         3,826
         2004                         3,789
         2005                         3,553
         2006                         3,475
                               -------------
         Total                       18,887
                               =============

The following table provides a reconciliation of net income for exclusion of goodwill amortization:

                                                      Three months
                                                    ended January 31,
                                                   2002        2001
                                                             Restated
                                                  ------     --------
Income before cumulative effect of
change in accounting principle                    34,829      13,569

Cumulative effect of change in accounting
principle, net of taxes                             --        (5,337)
                                                  ------       -----

Net income - as reported                          34,829       8,232

Add: Goodwill amortization, net of taxes            --           939
                                                  ------       -----
Net income - as adjusted                          34,829       9,171
                                                  ======       =====
Earnings per share:

Income before cumulative effect of change
in accounting principle per share - basic           0.95         0.41
Cumulative effect of change in
accounting principle per share                      --          (0.16)

Add: Goodwill amortization, net of taxes            --           0.03
                                                  ------       ------
Adjusted earnings per share - basic                 0.95         0.28
                                                  ======       ======

Income before cumulative effect of change
in accounting principle per share - diluted         0.92         0.41
Cumulative effect of change in
accounting principle per share                      --          (0.16)

Add: Goodwill amortization, net of taxes            --           0.03
                                                  ------       ------
Adjusted earnings per share - dulited               0.92         0.28
                                                  ======       ======

The effect resulting from the change in accounting principle from the early adoption of SFAS 142 is as follows:

                                                      Three months ended
                                                       January 31, 2002
                                                       ----------------

Net income - as reported                                   $34,829
Less: Additional Goodwill amortization, net of taxes        (1,230)
                                                           -------

Net income - as adjusted                                   $33,599
                                                           =======

Earnings per share:

Net income - basic                                         $  0.95
Add: Goodwill amortization, net of taxes                     (0.03)
                                                           -------

Adjusted earnings per share - basic                        $  0.92
                                                           =======

Net income - diluted                                       $  0.92
Add: Goodwill amortization, net of taxes                     (0.03)
                                                           -------

Adjusted earnings per share - diluted                      $  0.89
                                                           =======

10.  Legal and Other Proceedings

In December 2001 and January 2002, six purported class action lawsuits have been filed in the United States District Court for the Southern District of New York by Peter Fischbein, Drimal Ltd., Corado Petruzzelli, Michael Lucas, Israel M. Zacks and Eliot Gersten against the Company and certain of its officers or directors asserting damages on behalf of all persons or entities who purchased or otherwise acquired the Company's common stock in the open market during the period commencing on February 24, 2000 through December 17, 2001. These complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Company and the individual defendants and violations of Section 20(a) of the Exchange Act by the individual defendants.

In the foregoing complaints, the plaintiffs allege that, among other things, because the Company's financial statements issued during the class period were not prepared in the conformity with generally accepted accounting principles, the defendants concealed adverse material information and made or participated in the making of untrue statements of material facts and omitted to state material facts concerning the business, financial condition, operations and future prospects of the Company. The plaintiffs, in each of the complaints, seek compensatory damages, including interest, against all of the defendants, recovery of their reasonable litigation costs, and expenses. The Company intends to vigorously defend the claims against it. Although it cannot predict the ultimate outcome of these actions, an unfavorable resolution could have a material adverse effect on the Company's financial condition, cash flows and results of operations.

The Securities and Exchange Commission has issued a formal order of investigation into, among other things, certain accounting matters relating to the Company's financial statements, periodic reporting and internal accounting control provisions of the federal securities laws.

The Company is involved in routine litigation arising in the ordinary course of its business. In the opinion of the Company's management, none of the routine pending routine litigation will have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

11.      Segment Reporting

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

Information about the Company's non-current assets in the United States and international areas as of January 31, 2002 and October 31, 2001 are presented below (in thousands):

                                                     January 31, 2002                October 31, 2001
                                                 --------------------------    ------------------------------
       Total Non-current Assets:
        United States..........................        $         80,831               $         81,243
        International
              United Kingdom...................                  19,673                         21,128
              All other Europe.................                  18,713                         21,405
              Other............................                   8,298                          8,347
                                                       --------------------           -----------------------
                                                       $        127,515               $        132,123
                                                       ====================           =======================

Information about the Company's net sales in the United States and international areas for the three months ended January 31, 2002 and 2001 are presented below (net sales are attributed to geographic areas based on product destination, in thousands):



                                                                 Three Months Ended
                                                                     January 31
                                                          -------------------------------
       Net Sales:                                             2002               2001
                                                                               Restated
                                                          -----------      -------------
              United States..........................     $   220,008            122,654
              Canada.................................           4,066              6,918

       International
              United Kingdom.........................          15,591              7,866
              All other Europe.......................          40,468             16,450
              Asia Pacific...........................           2,488              3,563
              Other..................................             305                140
                                                          -----------      -------------
                                                          $   282,926      $     157,591
                                                          ===========      =============



Information about the Company's net sales by product platforms for the three months ended January 31, 2002 and 2001 are presented below (in thousands):


                                                                 Three Months Ended
                                                                     January 31
                                                          -------------------------------
       Platforms:                                             2002               2001
                                                                               Restated
                                                          -----------      -------------
       Sony PlayStation 2............................     $   188,348        $    40,454
       Sony PlayStation..............................          28,016             34,707
       Microsoft Xbox................................          24,247                  -
       PC............................................          13,039             30,467
       Nintendo GameBoy Color,
       GameBoy Advance and N64.......................           8,771             23,265
       Nintendo GameCube ............................           4,414                  -
       Sega Dreamcast................................             968              8,833
       Accessories...................................           7,675              4,638
       Hardware......................................           7,448             15,227
                                                          -----------      -------------
                                                          $   282,926      $     157,591
                                                          ===========      =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Historical Financial Statements

On February 12, 2002, the Company restated its financial statements for the fiscal year ended October 31, 2000, each of the quarters of fiscal 2000 and the first three quarters of fiscal year 2001. All financial data in this report reflects this restatement. See Note 2 of Notes to Unaudited Consolidated Condensed Financial Statements. Additionally, the Company restated its fiscal 2001 financial statements to record the cumulative effect of the change in accounting related to the adoption of SAB 101 "Revenue Recognition". See Note 3 of Notes to Unaudited Consolidated Condensed Financial Statements.

Revenue Recognition

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

Effective November 1, 2000, in accordance with the adoption of SAB 101, "Revenue Recognition in Financial Statements", the Company recognizes revenue net of allowances for returns and price protection when title and risk of loss pass to customers (generally, upon receipt of products by customers). Prior to that date, the Company recognized revenue upon shipment. In accordance with Statement of Position 97-2 "Software Revenue Recognition" the Company recognizes revenue when the price is fixed and determinable, upon persuasive evidence of an agreement, the Company's fulfillment of its obligations under any such agreement and a determination that collection is probable. The Company's payment arrangements with customers provide primarily 60 day terms and to a limited extent with certain customers 30, 90 or 120 day terms. The Company may not have a reliable basis to estimate returns and allowances for certain customers or may be unable to determine that collection of receivables is probable. In such circumstances, the Company defers revenues at the time of sale and recognizes revenues when collection of the related receivable becomes probable or cash is collected.

Returns and Reserves

The Company's arrangements with customers for published titles generally require it to accept returns and provide price protection. The Company establishes a reserve for future returns of published titles and price protection based primarily on historical return rates, return policies and price protection policies, and recognize revenues net of allowances for returns and price protection. The Company's distribution arrangements with customers generally do not give them the right to return titles or to cancel firm orders. However, the Company sometimes accepts returns for stock balancing and negotiates accommodations to customers, which includes price discounts, credits and returns, when demand for specific titles fall below expectations. The historical product return rate for the Company's distribution business has been substantially less than for its publishing business. If future returns significantly exceed established reserves, the Company's operating results would be adversely affected.

Prepaid Royalties

The Company's agreements with licensors and developers generally provide it with exclusive publishing rights and require it to make advance royalty payments that are recouped against royalties due to the licensor or developer based on product sales. Prepaid royalties are amortized as cost of sales on a title by title basis based on the greater of the porportion of current year sales to total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales. The Company continually evaluates the recoverability of prepaid royalties and charges to cost of sales the amount that management determines is probable that will not be recouped at the contractual royalty rate in the period in which such determination is made. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. Prepaid royalties were written down by $740,000 for the three months ended January 31, 2002 to estimated net realizable value. Amortization of prepaid royalties amounted to $15,238,000 and $5,650,000 which was included in total royalty expense of $19,428,000 and $6,399,000, respectively, for the three months ended January 31, 2002 and 2001.

Capitalized Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs as cost of sales is done on a product-by-product basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the straight-line method over the remaining estimated useful life of the title. The Company continually evaluates the recoverability of capitalized costs. No capitalized software costs were written down for the three months ended January 31, 2002 and 2001. Amortization of capitalized software costs amounted to $2,955,000 and $893,000 for the three months ended January 31, 2002 and 2001.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations, and sets forth net sales by territory, platform and principle products:

                                                                                    Three Months Ended
                                                                                        January 31
                                                                        -------------------------------------------
Operating Data:                                                               2002                    2001
                                                                                                    Restated
                                                                              ----                  --------
     Net sales.....................................................          100.0%                 100.0%
     Cost of sales.................................................           63.4                   66.2
     Selling and marketing.........................................            7.8                    8.0
     General and administrative....................................            6.7                    6.7
     Research and development......................................            0.7                    0.9
     Depreciation and amortization.................................            0.8                    1.5
     Interest expenses.............................................            0.3                    1.9
     Provision for income taxes....................................            8.0                    6.3
     Net income ...................................................           12.3                    5.2

Territory:
     North America................................................            79.2%                  82.2%
     International................................................            20.8                   17.8

Platform:
     Console.......................................................           87.3%                  61.0%
     PC............................................................            4.6                   19.3
     Handheld......................................................            2.8                    7.1
     Hardware......................................................            2.6                    9.7
     Accessories...................................................            2.7                    2.9

Products:
     Grand Theft Auto 3, PS2.......................................           41.3%                    -
     Max Payne, PS2................................................           11.4                     -
     Max Payne, Xbox...............................................            4.5                     -


Three Months Ended January 31, 2002 and 2001

Net Sales. Net sales increased by $125,335,000 or 79.5%, to $282,926,000 for the three months ended January 31, 2002 from $157,591,000 for the three months ended January 31, 2002. The increase was primarily attributable to growth in publishing operations. Included in net sales for the three months ended January 31, 2001 was $27.2 million attributable to the adoption of SAB 101.

Publishing revenues increased by $114,166,000, or 146.8%, to $191,956,000 for the three months ended January 31, 2002 from $77,790,000 for the three months ended January 31, 2001. The increase was primarily attributable to the continued sales of Grand Theft Auto 3 and the release of Max Payne for PlayStation 2 and Xbox. For the three months ended January 31, 2002 and 2001, publishing activities accounted for approximately 67.8% and 49.4% of net sales, respectively.

For the current period, products designed for PC platforms accounted for approximately 3.3% of publishing revenues as compared to 34.1% for the prior comparable period. The decrease is a result of fewer PC titles released during the current quarter. Products designed for video game console platforms accounted for 95.2% of publishing revenues as compared to 56.1% for the prior comparable period. The increase was primarily attributable to the release of Max Payne for PlayStation 2 and Xbox, and continued sales of Grand Theft Auto 3 for PlayStation 2.

Distribution revenues increased by $11,169,000, or 14.0%, to $90,970,000 for the three months ended January 31, 2002 from $79,801,000 for the three months ended January 31, 2001. The increase was primarily attributable to the commercial introduction of Xbox and GameCube and the continued rollout of PlayStation 2. For the three months ended January 31, 2002 and 2001, distribution activities accounted for approximately 32.2% and 50.6% of net sales, respectively.

International operations accounted for approximately $58,852,000 or 20.8% of net sales for the three months ended January 31, 2002 compared to $28,019,000 or 17.8% for the three months ended January 31, 2001. The increase was primarily attributable to expanded publishing operations in Europe, including the release of Max Payne on PlayStation 2 and continued sales of Grand Theft Auto 3 for PlayStation 2. The Company expects that international sales will continue to account for a significant portion of its revenue.

Cost of Sales. Cost of sales increased by $75,205,000, or 72.1%, to $179,465,000 for the three months ended January 31, 2002 from $104,260,000 for the three months ended January 31, 2001. The increase was commensurate with the increase in net sales. Cost of sales as a percentage of net sales decreased to 63.4% for the three months ended January 31, 2002 from 66.2% for the prior comparable period. The decrease in cost of sales as a percentage of net sales was due to a higher percentage of publishing revenues which generally have lower cost of sales. Cost of sales in 2001 included $18.3 million related to the adoption of SAB 101. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and Marketing. Selling and marketing expenses increased by $9,443,000, or 75.2%, to $21,995,000 for the three months ended January 31, 2002 from $12,552,000 for the three months ended January 31, 2001. The increase was attributable to increased television and other advertising expenses relating to Max Payne and Grand Theft Auto 3 during the quarter. Selling and marketing expenses as a percentage of net sales decreased to 7.8% from 8.0% for the three months ended January 31, 2002 and 2001, respectively.

General and Administrative. General and administrative expenses increased by $8,486,000, or 80.7%, to $18,997,000 for the three months ended January 31, 2002 from $10,511,000 for the three months ended January 31, 2001. General and administrative expenses as a percentage of net sales remained constant from the prior period. The increase in absolute dollars was attributable to increased salaries necessary to support the Company's operations and legal and professional fees incurred in connection with legal proceedings and regulatory matters.

Research and Development. Research and development costs increased by $554,000, or 39.6%, to $1,954,000 for the three months ended January 31, 2002 from $1,400,000 for the three months ended January 31, 2001. Research and development costs as a percentage of net sales decreased to 0.7% for the three months ended January 31, 2002 from 0.9% for the three months ended January 31, 2001. The decrease as a percentage of net sales was attributable to higher revenues.

Depreciation and Amortization. Depreciation and amortization expense of $2,271,000 for the three months ended January 31, 2002 decreased slightly from the prior comparable period, due to the Company's adoption of SFAS 142 offset by increased costs related to the company wide implementation of a new accounting software system.

Interest Expense. Interest expense decreased by $1,956,000, or 66.8%, to $974,000 for the three months ended January 31, 2002 from $2,930,000 for the three months ended January 31, 2001. The decrease was attributable to decreased levels of borrowing from the Company's credit facilities.

Gain from Sales of Marketable Securities. For the three months ended January 31, 2002, the Company recognized a gain of $127,000 from the sale of securities.

Provision for Income Taxes. Income tax expenses increased by $12,621,000, or 126.9%, to $22,568,000 for the three months ended January 31, 2002 from $9,947,000 for the three months ended January 31, 2001. The increase was primarily attributable to increased taxable income. The decrease in the effective rate to 39% for the three months ended January 31, 2002 as compared to 42% for the three months ended January 31, 2001 is the result of state and foreign tax rate differentials and a decrease in non-deductible items, such as goodwill.


Net Income. For the three months ended January 31, 2002, the Company achieved net income of $34,829,000, as compared to net income of $8,232,000 for the three months ended January 31, 2001.

Liquidity and Capital Resources

The Company's primary cash requirements have been and will continue to be to fund developing, manufacturing and distributing its products. The Company has historically satisfied its working capital requirements primarily through cash flow from operations, the issuance of debt and equity securities and bank borrowings. At January 31, 2002, the Company had working capital of $128,401,000 as compared to working capital of $88,229,000 at October 31, 2001.

The Company's cash and cash equivalents increased $24,916,000 to $30,972,000 at January 31, 2002, from $6,056,000 at October 31, 2001. The increase is primarily attributable to $76,032,000 of cash provided by operating activities and $2,538,000 of cash provided by investing activities, offset by $52,107,000 used in financing activities.

Net cash provided by operating activities for the three months ended January 31, 2002 was $76,032,000 compared to net cash provided by operating activities of $21,332,000 for the prior comparable period. The increase in net cash was primarily attributable to increased net income and working capital components.

Net cash provided by investing activities for the three months ended January 31, 2002 was $2,538,000 as compared to net cash used in investing activities of $5,633,000 for the three months ended January 31, 2001. The increase is attributable to the sale of securities and no acquisition in 2002 partially offset by increased expenditures for fixed assts.

Net cash used in financing activities for the three months ended January 31, 2002 was $52,107,000, as compared to net cash used in financing activities of $7,967,000 for the three months ended January 31, 2001. The increase in net cash used in financing activities was primarily attributable to the repayment of indebtedness.

In December 1999, the Company entered into a credit agreement, as amended, with a group of lenders led by Bank of America, N.A., as agent. The agreement was amended in February 2002 to provide for borrowings of up to $15,000,000 through February 20, 2002; $22,500,000 through February 28, 2002; $30,000,000 through
April 13, 2002; and $50,000,000 through the remaining term of the agreement. Generally, advances under the line of credit are based on a borrowing formula equal to the lesser of (1) the borrowing limit or (2) 70% of eligible accounts receivable, plus 25% of eligible inventory. Interest accrues on such advances at the bank's prime rate plus 0.5%, or at LIBOR plus 2.5%. Borrowings under the line of credit are collateralized by the Company's accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company's domestic subsidiaries. The loan agreement contains certain financial and other covenants, which were amended retroactively. Accordingly, as of January 31, 2002, the Company is in compliance with such covenants, as amended. The loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The line of credit expires on December 7, 2002. The Company had no outstanding borrowings under the revolving line of credit as of January 31, 2002.

In February 2001, the Company's United Kingdom subsidiary entered into a credit facility agreement with Lloyds TSB Bank plc ("Lloyds") under which Lloyds agreed to make available borrowings of up to $19,000,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank's base rate, and are guaranteed by the Company. In March 2002, the credit facility was amended to extend the expiration date of the facility to March 31, 2004. The Company had no outstanding borrowings under this facility as of January 31, 2002.

For the three months ended January 31, 2002, the Company received proceeds of approximately $1,989,000 relating to exercise of stock options and warrants.

In connection with the Company's acquisition of the franchise of Duke Nukem' PC and video games in December 2000, the Company is contingently obligated to pay $6 million in cash upon delivery of the final PC version of Duke Nukem' Forever. The payable will be recorded when the contingency is resolved.

The Company's accounts receivable, less an allowance for doubtful accounts, returns and price protection and other discounts at January 31, 2002 was $122,701,000. No single customer accounted for more than 10% of the receivable balance at January 31, 2002. Most of the Company's receivables are covered by insurance and generally the Company has been able to collect its receivables in the ordinary course of business. The Company does not hold any collateral to secure payment from customers. As a result, the Company is subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect its accounts receivable as they become due and such accounts are not covered by insurance, the Company could be required to increase its allowance for doubtful accounts, which could adversely affect its liquidity and working capital position. The Company had accounts receivable days outstanding of 39 at January 31, 2002, as compared to 65 days at January 31, 2001.

The Company's offices and warehouse facilities are occupied under noncancelable operating leases expiring at various times from July 2001 to October 2011. Additionally, the Company has leased certain furniture equipment and automobiles under noncancelable leases expiring through July 2005.

The Company has no material commitments for capital expenditures. The Company anticipates that it will incur significant legal, accounting and other professional fees and expenses in connection with pending litigation and regulatory matters.

Based on its currently proposed operating plans and assumptions, the Company believes that projected cash flow from operations and available cash resources, including amounts available under its lines of credit, will be sufficient to satisfy its cash requirements for the reasonably foreseeable future.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of the Company's net sales. For the three months ended January 31, 2002, and 2001, sales in international markets accounted for approximately 20.8% and 17.8% respectively, of the Company's net sales. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results.

Cautionary Statement and Risk Factors

Safe Harbor Statement under the Securities Litigation Reform Act of 1995: The Company makes statements in this report that are considered forward-looking statements under federal securities laws. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to them. The words "expect," "anticipate," "believe," "may," "estimate," "intend" and similar expressions are intended to identify such forward looking statements. Forward-looking statements involve risks, uncertainties and assumptions including, but not limited to, the following:

The market for interactive entertainment software titles is characterized by short product life cycles. The interactive entertainment software market is characterized by short product life cycles and frequent introduction of new products. New products may not achieve significant market acceptance or achieve sufficient sales to permit the Company to recover development, manufacturing and associated costs. Historically, few interactive entertainment software products have achieved sustained market acceptance. Even the most successful titles remain popular for only limited periods of time, often less than six months. Because revenues associated with the initial shipments of a new product generally constitute a high percentage of the total revenues associated with the life of a product, any delay in the introduction of one or more new products could harm the Company operating results. The failure of one or more of the Company's products to achieve market acceptance could result in losses.

A significant portion of the Company's revenues is derived from a limited number of titles. The Company's ten best selling titles accounted for approximately 62.2% of revenues for the three months ended January 31, 2002 and 31.3% of revenues for the year ended October 31, 2001. Future titles may not be commercially viable. The Company also may not be able to release new titles within scheduled release times or at all. If the Company fails to continue to develop and sell new, commercially successful titles, revenues and profits may decrease substantially and the Company may incur losses.

The Company's quarterly operating results may vary significantly, which could cause its stock price to decline. The Company has experienced and may continue to experience wide fluctuations in quarterly operating results. The interactive entertainment industry is highly seasonal, with sales typically higher during the fourth and first calendar quarters, due primarily to the increased demand for games during and immediately following the holiday buying season. The Company's failure or inability to introduce products on a timely basis to meet seasonal fluctuations in demand could harm the Company's business and operating results. Other factors that cause fluctuations include delays in the introduction of new titles; the size and timing of product and corporate acquisitions; variations in sales of titles designed to operate on particular platforms; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; availability of hardware platforms; the timing and success of title introductions by competitors; product returns; the accuracy of retailers' forecasts of consumer demand; and the timing of orders from major customers.

The Company's expense levels are based largely on expectations regarding future sales. Therefore, the Company's operating results would be harmed by a decrease in sales or a failure to meet sales expectations. The uncertainties associated with product development, lengthy manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which products will ship and may cause the Company to fail to meet financial expectations. In future quarters operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of the Company's common stock could decline.

The interactive entertainment software industry is cyclical, and is subject to rapidly changing consumer tastes and preferences. The Company's business is subject to all of the risks generally associated with the interactive entertainment software industry, which has been cyclical in nature and has been characterized by periods of significant growth followed by rapid declines. Future operating results depend on numerous factors beyond the Company's control, including the popularity, price and timing of new software and hardware platforms being released and distributed by the Company and its competitors; international, national and regional economic conditions, particularly economic conditions adversely affecting discretionary consumer spending; changes in consumer demographics; the availability of other forms of entertainment; and critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted.

Rapidly changing technology and platform shifts could hurt the Company's operating results. The interactive entertainment industry in general is associated with rapidly changing technology, which often leads to software and platform obsolescence and significant price erosion over the life of a product. The introduction of new platforms and technologies can render existing software titles obsolete or unmarketable. Obsolescence of software or hardware platforms could leave the Company with increased inventories of unsold titles and limited amounts of new titles to sell to consumers, which would have a material adverse effect on the Company's operating results. A number of the Company's competitors have developed or are currently developing software for use by consumers over the Internet. Future increases in the availability of such software or technological advances in such software or the Internet could result in a decline in platform-based software and impact the Company's sales. Direct sales of software by major manufacturers over the Internet would materially adversely affect the Company's distribution business.

Next-generation hardware platforms may not achieve significant market acceptance. The Company's software development efforts with respect to new hardware platforms may not lead to marketable titles or titles that generate sufficient revenues to recover their development, manufacturing and marketing costs, especially if a new hardware platform does not reach a significant level of market acceptance. This risk may increase in the future as continuing increases in development costs require corresponding increases in revenues in order to maintain profitability. The Company is devoting development resources on products designed for Sony's PlayStation 2, Microsoft's Xbox and Nintendo's GameCube. If fewer than expected units of a new hardware platform are produced or shipped, or if such platforms do not achieve commercial success, the Company may experience lower than expected sales or losses for these platforms.

The Company's business is dependent on licensing and publishing arrangements with third parties. The Company's success depends on its ability to identify and develop new titles on a timely basis. The Company has entered into agreements with third parties to acquire the rights to publish and distribute interactive entertainment software. These agreements typically require the Company to make advance payments, pay royalties and satisfy other conditions. The Company's advance payments may not be sufficient to permit developers to develop new software successfully. In addition, software development costs, promotion and marketing expenses and royalties payable to software developers have increased significantly in recent years and reduce the potential profits derived from sales of the Company's software. Future sales of titles may not be sufficient to recover advances to software developers, and the Company may not have adequate financial and other resources to satisfy its contractual commitments. If the Company fails to satisfy its obligations under these license agreements, the agreements may be terminated or modified in ways that may be burdensome.

Returns of published titles and price protection may adversely affect the Company's operating results. The Company is exposed to the risk of product returns and price protection with respect to its customers. Although distribution arrangements with retailers generally do not give them the right to return titles to the Company or to cancel firm orders, the Company's arrangements with retailers for published titles require it to accept returns. The Company establishes a reserve for future returns and price protection for published titles at the time of sales, based primarily on its return policies, price protection policies and historical return rates. If return rates and price protection for published titles significantly exceed established reserves, revenues will decline and the Company could incur losses.

The interactive entertainment software industry is highly competitive. The Company competes for both licenses to properties and the sale of interactive entertainment software with Sony, Nintendo, Microsoft and Sega, each of which is a large developer and marketer of software for its platforms. Sony and Nintendo currently dominate the industry and have the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television spots. These companies may also increase their own software development efforts or focus on developing software products for third-party platforms. The Company also competes with domestic and international companies, large software companies and media companies. Many of these competitors have far greater financial, technical, personnel and other resources than the Company, and many are able to carry larger inventories, adopt more aggressive pricing policies and make higher offers to licensors and developers for commercially desirable properties.

Increased competition for limited shelf space and promotional support from retailers could require the Company to incur greater expenses to market titles. Retailers have limited shelf space and promotional resources, and competition is intense among an increasing number of newly introduced interactive entertainment software titles for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to increase, which may require the Company to increase its marketing expenditures just to maintain current levels of sales of titles. Competitors with more extensive lines and popular titles frequently have greater bargaining power with retailers. Accordingly, the Company may not be able to achieve the levels of promotional support and shelf space that such competitors receive.

Rating systems for interactive entertainment software, potential legislation and consumer opposition could inhibit sales of the Company's products. Trade organizations within the video game industry require interactive entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles. Certain countries have also established similar rating systems as prerequisites for sales of interactive entertainment software in such countries. In some instances, the Company may be required to modify products to comply with the requirements of such governmental entities, which could delay the release of those products in such countries. The Company recently discontinued making sales of Grand Theft Auto 3 in Australia for several weeks while it made certain content changes to this title to comply with applicable rating systems. The Company believes that it complies with such rating systems and displays the ratings received for its titles.

Historically, the Company's software titles received a rating of "E" (all ages) or "T" (age 13 and over), although most newer titles (including Grand Theft Auto 3, Max Payne and State of Emergency) have received a rating of "M" (age 17 and over). Certain retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for the Company's "M" rated products.

Several proposals have been made for federal legislation to regulate the interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, television and music containing violence and sexually explicit material and the Federal Trade Commission has adopted rules with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of interactive entertainment software containing graphic violence and sexually explicit material by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. If any groups were to target the Company's "M" rated titles, it might be required to significantly change or discontinue a particular title, which in the case of the Company's best selling titles could hurt its business. Additionally, in light of the events in September 2001, the Company revised content in certain of its products that the Company deemed inappropriate. Delays in the release of products as a result of content changes could result in lost revenues.

The Company cannot publish console titles without the approval of hardware manufacturers. The Company is required to obtain a license to develop and publish titles for each hardware console platform for which it develops and publishes titles. If any manufacturer chooses not to renew or extend the Company's license agreement at the end of its current term, or if the manufacturer were to terminate the license for any reason, the Company would be unable to publish additional titles for that manufacturer's hardware platform. The Company is dependent upon a license agreement with Sony to publish titles for PlayStation 2. Termination of such agreement would seriously hurt the Company's business.

Sony and Nintendo are the sole manufacturers of the titles published under license from them. Games for the Xbox must be manufactured by pre-approved manufacturers. Each platform license provides that the manufacturer may raise prices for the titles at any time and grants the manufacturer substantial control over the release of new titles. Each of these manufacturers also publishes software for its own platforms and manufactures titles for all of its other licensees and may choose to give priority to its own titles or those of other publishers if it has insufficient manufacturing capacity or if there is increased demand.

In addition, these manufacturers may not have sufficient production capacity to satisfy the Company's scheduling requirements during any period of sustained demand. If manufacturers do not supply the Company with finished titles on favorable terms without delays, the Company's operations would be materially interrupted, its revenues could decline and it could incur losses.

The Company may not be able to protect its proprietary rights or avoid claims that it infringes on the proprietary rights of others. The Company develops proprietary software and has obtained the rights to publish and distribute software developed by third parties. The Company attempts to protect its software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Interactive entertainment software is susceptible to unauthorized copying. Unauthorized third parties may be able to copy or to reverse engineer the Company's software that the Company regards as proprietary. From time to time, the Company receives notices from third parties alleging infringement of their proprietary rights. Although the Company believes that its software and technologies and the software and technologies of third-party developers and publishers with whom its has contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others has or may occur. Any claims of infringement, with or without merit, could be time-consuming, costly and difficult to defend.

The Company is dependent on third-party software developers to complete many of its titles. The Company relies on third-party software developers for the development of a significant number of its titles. Quality third-party developers are continually in high demand. Software developers may not be available to develop software for the Company or may not be able to complete titles on a timely basis or within acceptable quality standards. In addition, the development cycle for new titles is long, typically ranging from twelve to twenty-four months. After development of a product, it may take between six to twelve additional months to develop the product for other hardware platforms. If developers experience financial difficulties, additional costs or unanticipated development delays, the Company may not be able to release titles according to schedule.

The Company's software is susceptible to errors, which can harm the Company's financial results and reputation. The technological advancements of new hardware platforms allow more complex software products. As software products become more complex, the risk of undetected errors in products when first introduced increases. If, despite testing, errors are found in new products or releases after shipments have been made, the Company could experience a loss of or delay in timely market acceptance, product returns, loss of revenues and damage to its reputation.

Gross margins relating to the Company's distribution business have been historically narrow which increases the impact of variations in costs on operating results. As a result of intense price competition in the console hardware and software distribution industry, gross margins in the Company's distribution business have historically been narrow and the Company expects them to continue to be narrow. The Company receives purchase discounts from suppliers based on various factors, including volume purchases. These purchase discounts directly affect gross margins. It may become more difficult for the Company to achieve the percentage growth in sales required to continue to receive volume purchase discounts.

The Company may not be able to adequately adjust its cost structure in a timely fashion in response to a sudden decrease in demand. A significant portion of the Company's selling and general and administrative expense is comprised of personnel, facilities and costs of invested capital. In the event of a significant decline in revenues, the Company may not be able to exit facilities, reduce personnel, or make other significant changes to its cost structure without significant disruption to its operations or without significant termination and exit costs. Management may not be able to implement such actions, if at all, in a timely manner to offset an immediate shortfall in revenues and gross profit.

The Company's distribution business is dependent on suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis. The Company's ability to obtain particular products in required quantities and to fulfill customer orders on a timely basis is critical to its success. In most cases, the Company has no guaranteed price or delivery agreements with suppliers. In certain product categories, limited price protection or return rights offered by manufacturers may have a bearing on the amount of product the Company may be willing to purchase. The console hardware industry experiences significant product supply shortages from time to time due to the inability of certain manufacturers to supply certain products on a timely basis. As a result, the Company has experienced, and may in the future continue to experience, short-term hardware inventory shortages. In addition, manufacturers who currently distribute their products through the Company may decide to distribute, or to substantially increase their existing distribution, through other distributors, or directly to retailers. In the case of software, alternative means of distribution have emerged, such as electronic distribution.

The Company is subject to the risk that inventory values may decline and protective terms under supplier arrangements may not adequately cover the decline in values. The interactive entertainment software and hardware industry is subject to rapid technological change, new and enhanced generations of products, and evolving industry standards. These changes may cause inventory to decline substantially in value or to become obsolete. The Company is exposed to inventory risk to the extent that supplier price protections are not available on all products or quantities and are subject to time restrictions. In addition, suppliers may become insolvent and unable to fulfill price protection obligations.

A limited number of customers may account for a significant portion of the Company's sales. Sales to the Company's five largest customers accounted for approximately 20.9% of revenues for the year ended October 31, 2001 and 31.5% of revenues for the three months ended January 31, 2002. Customers may terminate their relationship with the Company at any time. The loss of relationships with principal customers or a decline in sales to principal customers could harm the Company's operating results. Bankruptcies or consolidations of certain large retail customers could also hurt the Company's business.

The Company has historically incurred substantial indebtedness in order to finance its operations. The Company entered into a line of credit agreement with a group of lenders led by Bank of America, N.A., as agent. This line of credit was recently amended to provide for borrowings of up to $30,000,000 through April 13, 2002 and $50,000,000 thereafter. Borrowings under the line of credit are collateralized by substantially all of the Company's assets. The loan agreement contains certain financial and other covenants. The loan agreement limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. If the Company defaults on its obligations, the banks could elect to declare its indebtedness to be due and payable and foreclose on the Company's assets.

The Company is subject to credit and collection risks. Sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. The Company does not hold any collateral to secure payment by its customers. As a result, the Company is subject to credit risks, particularly in the event that any of its receivables represent sales to a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect on accounts receivable as they become due and such accounts are not covered by insurance, it could adversely affect the Company's liquidity and financial condition.

The Company is subject to risks and uncertainties of international trade. Sales in international markets, primarily in the United Kingdom and other countries in Europe and the Pacific Rim, have accounted for a significant portion of revenues. Sales in international markets accounted for approximately 20.8% of the Company's revenues for the three months ended January 31, 2002. The Company is subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results. International sales are made in local currencies. For the three month ended January 31, 2002, the Company's foreign currency translation adjustment loss was $1,547,000. The Company purchases currency forward contracts to a limited extent to seek to minimize the Company's exposure to fluctuations in foreign currency exchange rates.

Class action lawsuits have been filed against the Company. These lawsuits can be costly to defend and can distract management's time from the Company's operations. An unfavorable resolution of these actions could have a material adverse effect on the Company's financial condition and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risks in the ordinary course of its business, primarily risks associated with interest rate and foreign currency fluctuations and possible impairment of the carrying values of the Company's investments.

Historically, fluctuations in interest rates have not had a significant impact on the Company's operating results. At January 31, 2002, the Company had no outstanding variable rate indebtedness.

The Company transacts business in foreign currencies and is exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended January 31, 2002, the Company's foreign currency translation adjustment loss was $1,547,000. A hypothetical 10% change in applicable currency exchange rates at January 31, 2002 would result in a material translation adjustment. The Company purchases currency forward contracts from time to time to seek to minimize the Company's exposure to fluctuations in foreign currency exchange rates.

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

At January 31, 2002, the Company held 6,869,000 shares of common stock of Gameplay.com plc with a fair value of approximately $55,000 and was recorded as non-current. The Company recorded an unrealized loss of $12,000, net of tax benefits of $8,000 as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

At January 31, 2002, the Company held 113,000 shares of eUniverse Inc. with a fair value of approximately $769,000, all of which was recorded as current assets. The Company recorded an unrealized gain of $292,000, net of tax of $179,000, as a separate component of accumulated other comprehensive income
(loss) in stockholders' equity.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Since December 2001, several purported class action lawsuits have been filed against the Company and certain of its officers and directors alleging violations of federal securities laws. The Company intends to vigorously defend the claims against it.

The Securities and Exchange Commission has issued a formal order of investigation into, among other things, certain accounting matters relating to the Company's financial statements, periodic reporting and internal accounting control provisions of the federal securities laws.

Item 2.  Changes in Securities

From November 2001 to January 2002, 169,000 options from the 1997 Stock Option Plan and 580,000 non-plan options were granted at exercise prices ranging from $10.33 to $13.00.

In connection with the above securities issuances, the Company relied on Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         10.1 Letter Agreement dated July 26, 2001 by and between Apogee Software, Ltd. and the Company.*

         *Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Exchange Act Rule 24b-2.


(b)      Reports on Form 8-K:

         None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Take-Two Interactive Software, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of March 2002.



                                    TAKE-TWO INTERACTIVE SOFTWARE, INC.


                                    By: /s/ Kelly Sumner
                                        --------------------------------
                                        Kelly Sumner
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                    By: /s/ Karl H. Winters
                                        -------------------------------
                                        Karl H. Winters
                                        Chief Financial Officer
                                        (Principal Financial Officer)