Form 10-Q/A
period 2000-01-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2002-04-19
CIK 946581

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


                         Commission File Number 0-29230

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                               51-0350842
(State of incorporation                                (IRS Employer
or organization)                                       Identification No.)

575 Broadway, New York, NY                             10012
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (212) 334-6633

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---

As of March 8, 2000, there were 23,541,961 shares of the registrant's Common Stock outstanding.

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
                         QUARTER ENDED JANUARY 31, 2000


                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements*

              Consolidated Condensed Balance Sheets - As of  January 31, 2000 Restated and
                    October 31, 1999 (unaudited)                                                                             1

              Consolidated Condensed Statements of Operations - For the three months ended January 31, 2000
                    Restated and 1999 (unaudited)                                                                            2

              Consolidated Condensed Statements of Cash Flows - For the three months ended January 31, 2000
                    Restated and 1999 (unaudited)                                                                            3

              Consolidated Condensed Statements of Stockholders' Equity - For the year ended October 31, 1999
                    and the three months ended January 31, 2000 Restated (unaudited)                                         4

              Notes to Consolidated Condensed Financial Statements                                                           5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of  Operations                        10

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities                                                                                         17

Item 6.       Exhibits and Reports on Form 8-K                                                                              17


* This amended form 10-Q is being filed as the result of the following: On February 12, 2002, the Company restated its financial statements for the fiscal year ended October 31, 2000, each of the quarters of fiscal 2000 and the first three quarters of fiscal 2001. All financial data in this report reflects this restatement. See Note 2 of Notes to Unaudited Consolidated Condensed Financial Statements.

Item 1.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of  January 31, 2000 and October 31, 1999 (unaudited)
--------------------------------------------------------------------------------

                                                     ASSETS:                                 January 31, 2000    October 31, 1999
                                                                                                 Restated
                                                                                              ---------------     ---------------

Current assets:
     Cash and cash equivalents                                                                $    19,255,178     $    10,374,562
     Accounts receivable, net of allowances of $6,845,359 and $6,816,682,
         respectively                                                                              93,247,424         108,802,903
     Inventories                                                                                   46,781,625          41,299,838
     Prepaid royalties                                                                             31,148,730          20,118,160
     Prepaid expenses and other current assets                                                      9,191,528           6,374,031
     Deferred tax asset                                                                             2,004,689           2,004,689
                                                                                              ---------------     ---------------
            Total current assets                                                                  201,629,174         188,974,183

Fixed assets, net                                                                                   4,692,271           4,120,317
Prepaid royalties                                                                                      75,000           1,510,530
Capitalized software development costs, net                                                         3,219,300           2,226,670
Investment in affiliates                                                                            3,798,363           3,954,668
Other investments                                                                                   4,100,000             100,000
Intangibles, net                                                                                   30,390,166          30,856,983
Other assets, net                                                                                     872,368             973,026
                                                                                              ---------------     ---------------
            Total assets                                                                      $   248,776,642         232,716,377
                                                                                              ===============     ===============

                                     LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable                                                                         $    56,832,836     $    71,229,744
     Accrued expenses                                                                              26,774,678          20,161,810
     Lines of credit, current portion                                                              74,520,254          56,047,846
     Current portion of capital lease obligation                                                       49,561              65,204
     Notes payable                                                                                       --                30,611
                                                                                              ---------------     ---------------
            Total current liabilities                                                             158,177,329         147,535,215

Notes payable, net of current portion                                                                    --                58,363
Capital lease obligation, net of current portion                                                       14,409              19,882
                                                                                              ---------------     ---------------
            Total liabilities                                                                     158,191,738         147,613,460
                                                                                              ---------------     ---------------

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $.01 per share; 50,000,000 shares authorized;
         23,478,082 and 23,085,455 shares issued and outstanding                                      234,781             230,855
     Additional paid-in capital                                                                    69,855,134          67,345,381
     Deferred compensation                                                                            (38,901)            (47,925)
     Retained earnings                                                                             22,367,153          18,401,625
     Accumulated other comprensive loss                                                            (1,833,263)           (827,019)
                                                                                              ---------------     ---------------
            Total stockholders' equity                                                             90,584,904          85,102,917
                                                                                              ---------------     ---------------
            Total liabilities and stockholders' equity                                        $   248,776,642     $   232,716,377
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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three months ended January 31, 2000 and 1999 (unaudited)
--------------------------------------------------------------------------------

                                                                                                 Three months ended January 31,
                                                                                              -----------------------------------
                                                                                                   2000                1999
                                                                                                 Restated
                                                                                              ---------------     ---------------

Net sales                                                                                     $   120,694,669     $    68,280,653
Cost of sales                                                                                      85,402,955          53,537,840
                                                                                              ---------------     ---------------
         Gross profit                                                                              35,291,714          14,742,813
                                                                                              ---------------     ---------------

Operating expenses:
     Selling and marketing                                                                         15,275,624           4,161,203
     General and administrative                                                                     9,294,922           4,411,498
     Research and development costs                                                                 1,625,437             592,144
     Depreciation and amortization                                                                  1,402,667             453,415
                                                                                              ---------------     ---------------
         Total operating expenses                                                                  27,598,650           9,618,260
                                                                                              ---------------     ---------------

         Income from operations                                                                     7,693,064           5,124,553

Interest expense, net                                                                               1,506,336             816,517
                                                                                              ---------------     ---------------
         Income before equity in loss of affiliate and income taxes                                 6,186,728           4,308,036

Equity in loss of affiliate                                                                           156,303                --
                                                                                              ---------------     ---------------
         Income before income taxes                                                                 6,030,425           4,308,036

Provision for income taxes                                                                          2,064,897           1,413,200
                                                                                              ---------------     ---------------

         Net income                                                                           $     3,965,528     $     2,894,836
                                                                                              ===============     ===============


Per share data:
     Basic:
         Weighted average common shares outstanding                                                23,199,395          18,212,240
                                                                                              ===============     ===============
         Net income per share                                                                 $          0.17     $          0.16
                                                                                              ===============     ===============
     Diluted:
         Weighted average common shares outstanding                                                24,477,933          19,534,411
                                                                                              ===============     ===============
         Net income per share                                                                 $          0.16     $          0.15
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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the three months ended January 31, 2000 and 1999 (unaudited)
--------------------------------------------------------------------------------

                                                                                                Three months ended January 31,
                                                                                              ----------------------------------
                                                                                                   2000                 1999
                                                                                                 Restated
                                                                                              ---------------     ---------------
Cash flows from operating activities:
     Net income                                                                               $     3,965,528     $     2,894,836
     Adjustment to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                              1,402,667             453,415
         Loss on disposal of fixed assets                                                               2,436                --
         Equity in loss of affiliate                                                                  156,303                --
         Provision for doubtful accounts                                                               28,677             182,243
         Provision for inventory                                                                       10,148                --
         Amortization of deferred compensation                                                          9,024              41,811
         Amortization of affiliate purchase option                                                    100,658                --
         Adjustment of prior period compensation expenses                                                --               (55,898)
         Amortization of loan discounts                                                                  --                 1,008
         Issuance of compensatory stock                                                                  --               116,065
         Changes in operating assets and liabilities, net of effects of acquisitions:
            Decrease in accounts receivable                                                        15,526,803           1,463,439
            (Increase) decrease in inventories, net                                                (5,491,935)          3,018,419
            Increase in prepaid royalties                                                          (9,595,040)           (755,751)
            Increase in advances to developers                                                           --              (682,674)
            (Increase) decrease in prepaid expenses and other current assets                       (2,817,497)            331,351
            Increase in capitalized software development costs                                       (992,630)           (142,921)
            Decrease in other assets, net                                                                --                33,259
            Decrease in accounts payable                                                          (14,396,908)         (9,287,924)
            Increase in accrued expenses                                                            6,612,868           2,703,165
            Decrease in advances-principally distributors                                                --              (136,000)
                                                                                              ---------------     ---------------
                         Net cash (used in) provided by operating activities                       (5,478,898)            177,843
                                                                                              ---------------     ---------------

Cash flows from investing activities:
     Purchase of fixed assets                                                                        (890,282)           (184,408)
     Other investment                                                                              (4,000,000)               --
     Additional cash paid for prior acquisition                                                      (458,817)               --
                                                                                              ---------------     ---------------
                         Net cash used in investing activities                                     (5,349,099)           (184,408)
                                                                                              ---------------     ---------------

Cash flows from financing activities:
     Net borrowings under the line of credit                                                       18,472,408           1,239,241
     Repayment on notes payable                                                                       (88,974)           (132,322)
     Proceeds from exercise of stock options                                                        1,949,949           1,157,897
     Repayment of capital lease obligation                                                            (21,116)            (19,558)
     Tax benefit from exercise of stock options                                                       402,590                --
                                                                                              ---------------     ---------------
                         Net cash provided by financing activities                                 20,714,857           2,245,258
                                                                                              ---------------     ---------------

Effect of foreign exchange rates                                                                   (1,006,244)           (240,134)
                                                                                              ---------------     ---------------

                         Net increase in cash for the period                                        8,880,616           1,998,559
Cash and cash equivalents, beginning of the period                                                 10,374,562           2,762,837
                                                                                              ---------------     ---------------
Cash and cash equivalents, end of the period                                                  $    19,255,178     $     4,761,396
                                                                                              ===============     ===============


Supplemental disclosure of non-cash investing activities:
     Issuance of common stock in connection with acquisition                                  $       161,140     $          --
                                                                                              ===============     ===============
     Gathering purchase option                                                                $       872,368     $          --
                                                                                              ===============     ===============

During the quarter ended January 31, 2000, the Company paid $458,817 in cash and issued $161,140 in stock related to a prior period acquisition. Such payments were capitalized and recorded as Goodwill.


         The accompanying notes are an integral part of the consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
For the year ended October 31, 1999 and the three months ended January 31, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                               Common Stock
                                                    -----------------------------------        Additional          Deferred
                                                        Shares              Amount          Paid-in Capital      Compensation
                                                    ---------------     ---------------     ---------------     ---------------

Balance, November 1, 1998                                18,071,972     $       180,719     $    33,546,417     $      (223,657)

Issuance of compensatory stock options                      536,923               5,369             831,203              (5,625)

Exercise of stock options                                   613,218               6,133           2,378,753                --

Amortization of deferred compensation                          --                  --                  --               181,357

Forfeiture of compensatory stock options in
     connection with AIM acquisition                           --                  --              (146,418)               --

Issuance of common stock in connection with
     LDA and Joytech acquisition                            364,766               3,648           3,716,965                --

Issuance of common stock in connection with
     DVDWave.com acquisition                                 50,000                 500             505,750                --

Issuance of common stock in connection with
     Funsoft acquisition                                     60,281                 603             466,575                --

Issuance of common stock in connection with
     the investment in affiliate                            125,000               1,250           1,273,750                --

Issuance of common stock in connection with
     the Triad and Global acquisition                       162,500               1,625           1,399,938                --

Proceeds from exercise of public warrants                    40,795                 408             223,481                --

Issuance of common stock in connection with
     a public offering, net of issuance
     costs                                                3,005,000              30,050          21,822,509                --

Issuance of common stock in lieu of
     royalty payments                                        55,000                 550             332,200                --

Tax benefit in connection with the
     exercise of stock options                                 --                  --               994,258                --

Foreign currency translation adjustment                        --                  --                  --                  --

Net income                                                     --                  --                  --                  --
                                                    ---------------     ---------------     ---------------     ---------------

Balance, October 31, 1999                                23,085,455             230,855          67,345,381             (47,925)

Exercise of stock options                                   376,829               3,768           1,946,181                --

Amortization of deferred compensation                          --                  --                  --                 9,024

Issuance of common stock in connection with
     LDA and Joytech acquisition                             15,798                 158             160,982                --

Tax benefit in connection with the exercise
     of stock options                                          --                  --               402,590                --

Foreign currency translation adjustment                        --                  --                  --                  --

Net income - restated                                          --                  --                  --                  --
                                                    ---------------     ---------------     ---------------     ---------------

Balance, January 31, 2000 - Restated                     23,478,082     $       234,781     $    69,855,134     $       (38,901)
                                                    ===============     ===============     ===============     ===============

                                                                          Accumulated
                                                       Retained              Other
                                                       Earnings          Comprehensive                           Comprehensive
                                                       (Deficit)         Income (Loss)           Total           Income (Loss)
                                                    ---------------     ---------------     ---------------     ---------------

Balance, November 1, 1998                           $     2,069,522     $        (7,433)    $    35,565,568     $     7,304,367

Issuance of compensatory stock options                         --                  --               830,947

Exercise of stock options                                      --                  --             2,384,886

Amortization of deferred compensation                          --                  --               181,357

Forfeiture of compensatory stock options in
     connection with AIM acquisition                           --                  --              (146,418)

Issuance of common stock in connection with
     LDA and Joytech acquisition                               --                  --             3,720,613

Issuance of common stock in connection with
     DVDWave.com acquisition                                   --                  --               506,250

Issuance of common stock in connection with
     Funsoft acquisition                                       --                  --               467,178

Issuance of common stock in connection with
     the investment in affiliate                               --                  --             1,275,000

Issuance of common stock in connection with
     the Triad and Global acquisition                          --                  --             1,401,563

Proceeds from exercise of public warrants                      --                  --               223,889

Issuance of common stock in connection with
     a public offering, net of issuance
     costs                                                     --                  --            21,852,559

Issuance of common stock in lieu of
     royalty payments                                          --                  --               332,750

Tax benefit in connection with the
     exercise of stock options                                 --                  --               994,258

Foreign currency translation adjustment                        --              (819,586)           (819,586)           (819,586)

Net income                                               16,332,103                --            16,332,103          16,332,103
                                                    ---------------     ---------------     ---------------     ---------------

Balance, October 31, 1999                                18,401,625            (827,019)         85,102,917          15,512,517

Exercise of stock options                                      --                  --             1,949,949

Amortization of deferred compensation                          --                  --                 9,024

Issuance of common stock in connection with
     LDA and Joytech acquisition                               --                  --               161,140

Tax benefit in connection with the exercise
     of stock options                                          --                  --               402,590

Foreign currency translation adjustment                        --            (1,006,244)         (1,006,244)         (1,006,244)

Net income - restated                                     3,965,528                --             3,965,528           3,965,528
                                                    ---------------     ---------------     ---------------     ---------------

Balance, January 31, 2000 - Restated                $    22,367,153     $    (1,833,263)    $    90,584,904     $     2,959,284
                                                    ===============     ===============     ===============     ===============

        The accompanying notes are an integral part of the consolidated condensed financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
    Notes to Interim Consolidated Condensed Financial Statements (Unaudited)

1. Organization:

Take-Two Interactive Software, Inc. (the "Company") is a leading global developer, publisher and distributor of interactive software games designed for multimedia personal computers and video game console platforms.

2. Restatement of Financial Statements

In November 2001, the Company engaged outside counsel to conduct an investigation into the Company's accounting treatment of certain transactions in fiscal 2000 and 2001. Counsel was assisted in its investigation by forensic accountants.

As a result of the investigation, the Company restated its previously issued consolidated financial statements for fiscal 2000 and each of the quarters in fiscal 2000 and the first three quarters in fiscal 2001. The restatement of the financial statements for the three months ended January 31, 2000 relates to the elimination of $2,195,057 of net sales made to independent third party distributors and related cost of sales of $870,654 and the related tax effect, which were improperly recognized as revenue since the products were later returned or repurchased by the Company.

In addition, the Company reviewed its revenue recognition policy, reserve policies and its accounting for certain other transactions. As a result of this review, no additional adjustments were required to the financial statements for the three months ended January 31, 2000.

The effect of the restatement for the three months ended January 31, 2000 is as follows:

                                                          Three months ended January 31, 2000

                                                   As Reported         Restatement         As Restated
                                                 ---------------     ---------------     ---------------
Statement of Operations Data:

Net sales                                        $   122,889,726     $    (2,195,057)    $   120,694,669

Cost of sales                                    $    86,273,609     $      (870,654)    $    85,402,955

Income from operations                           $     9,017,467     $    (1,324,403)    $     7,693,064

Income before provision for income taxes         $     7,354,828     $    (1,324,403)    $     6,030,425

Provision for income taxes                       $     2,568,170     $      (503,273)    $     2,064,897

Net income                                       $     4,786,658     $      (821,130)    $     3,965,528

Basic income per share                           $          0.21     $         (0.04)    $          0.17


Diluted income per share                         $          0.20     $         (0.04)    $          0.16

                                                                              January 31, 2000

                                                                       As Reported         As Restated
                                                                     ---------------     ---------------
Balance Sheet Data

  Accounts receivable                                                $    95,442,481     $    93,247,424

  Inventories                                                        $    45,958,636     $    46,781,625

  Prepaid royalties - current                                        $    31,101,065     $    31,148,730

  Total assets                                                       $   250,101,045     $   248,776,642

  Accrued expenses and other current liabilities                     $    27,277,951     $    26,774,678

  Total liabilities                                                  $   158,695,011     $   158,191,738

  Retained earnings                                                  $    23,188,283     $    22,367,153

  Total liabilities and stockholders' equity                         $   250,101,045     $   248,776,642

Amendment of Credit Agreement

As a result of the restatement, in February 2002, the Company retroactively amended its covenants under the credit agreement with Bank of America, N.A. to December 1999. Accordingly, as of January 31, 2000, the Company was in compliance with the covenants, as amended.

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

No prepaid royalties were written down for the three months ended January 31, 2000. For the three months ended January 31, 1999, prepaid royalties were written down by $656,698 to estimated net realizable value. Amortization of prepaid royalties for the three months ended January 31, 2000 and 1999 amounted to $2,802,815 and $1,929,839 respectively.

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

Revenue Recognition

Distribution revenue is derived from the sale of third-party interactive software games and hardware and is recognized upon the shipment of product to retailers. Distribution revenue amounted to $59,944,649 and $44,350,619 for the three months ended January 31, 2000 and 1999, respectively. The Company sometimes negotiates accommodations to retailers, including price discounts, credits and product returns, when demand for specific products fall below expectations. Historically, the Company's write-offs from returns for its distribution activities have been less than 1% of distribution revenues. Publishing revenue is derived from the sale of internally developed interactive software games or from the sale of product licensed from a third party developer and is recognized upon the shipment of product to retailers. Publishing revenue amounted to $60,750,020 and $23,930,034 for the three months ended January 31, 2000 and 1999, respectively. The Company has historically experienced a product return rate of approximately 10% of gross publishing revenues.

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

5. Net Income per Share

The following table provides a reconciliation of basic earnings per share to diluted earnings per share for the three months ended January 31, 2000 and 1999.

                                                               Net                                  Per Share
                                                              Income              Shares              Amount
                                                          ---------------     ---------------     ---------------

Three Months Ended January 31, 2000 - Restated:
  Basic                                                   $     3,965,528          23,199,395     $           .17
  Effect of dilutive securities - Stock options
     and warrants                                                                   1,278,538                (.01)
                                                          ---------------     ---------------     ---------------
  Diluted                                                 $     3,965,528          24,477,933     $           .16
                                                          ===============     ===============     ===============

Three Months Ended January 31, 1999:
  Basic                                                   $     2,894,836          18,212,240     $           .16
  Effect of dilutive securities - Stock options
     and warrants                                                                   1,322,171                (.01)
                                                          ---------------     ---------------     ---------------
  Diluted                                                 $     2,894,836          19,534,411     $           .15
                                                          ===============     ===============     ===============

The January 31, 2000 computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive.

6. Subsequent Events

In February 2000, the Company purchased 400,000 shares of common stock from eUniverse, Inc. ("eUniverse"), a leading on-line gaming and entertainment network for $5.00 per share. In connection with the transaction, eUniverse purchased all of the capital stock of Falcon Ventures Corporation d/b/a DVDWave.com from the Company for 310,000 shares of common stock. eUniverse agreed to register these shares under the Securities Act of 1933.

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

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Historical Financial Statements

In November 2001, in connection with an informal and voluntary request from the SEC to provide documents, the Company engaged outside counsel to conduct an investigation into the Company's accounting treatment of certain transactions in fiscal 2000 and 2001. Counsel retained advisors to perform a forensic accounting investigation.

As a result of the investigation, the Company restated its previously issued consolidated financial statements for fiscal 2000 and each of the quarters in fiscal 2000 and the first three quarters in fiscal 2001. The restatement of the financial statements for the three months ended January 31, 2000 relates to the elimination of $2,195,057 of net sales made to independent third party distributors and related cost of sales of $870,654 and the related tax effect, which were improperly recognized as revenue since the products were later returned or repurchased by the Company.

In addition, the Company reviewed its revenue recognition policy, reserve policies and its accounting for certain other transactions. As a result of this review, no additional adjustments were required to the financial statements for the three months ended January 31, 2000. See Note 2 of Notes to Unaudited Consolidated Condensed Financial Statements.

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

Research and development costs (consisting primarily of salaries and related costs) incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting Standards Board (FASB) Statement No. 86. In accordance with FASB 86, the Company capitalizes software development costs subsequent to establishing technological feasibility (completion of a detailed program design) which is amortized (included in cost of sales) based on the greater of the proportion of current year sales to total estimated sales commencing with the product's release or the straight line method. At January 31, 2000, the Company had capitalized $3,219,300 of software development costs. The Company evaluates the recoverability of capitalized software costs which may be reduced materially in future periods. See Note 3 of Notes to Consolidated Condensed Financial Statements.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations:

                                                     Three Months Ended
                                                         January 31,
                                             -----------------------------------
                                                   2000
                                                 Restated              1999
                                             ---------------     ---------------
Net sales                                         100.0 %             100.0 %

Cost of sales                                      70.8                78.4

Selling and marketing                              12.7                 6.1

General and administrative                          7.7                 6.5

Research and development costs                      1.3                 0.9

Depreciation and amortization                       1.2                 0.7

Interest expense, net                               1.2                 1.2

Provision for income taxes                          1.7                 2.1

Net income                                          3.3                 4.2


Results of Three Months Ended January 31, 2000 and 1999

Net sales increased by $52,414,016 or 76.8%, to $120,694,669 for the three months ended January 31, 2000 from $68,280,653 for the three months ended January 31, 1999. The increase in net sales was primarily attributable to the Company's expanded presence in international markets. International publishing revenues increased by $26,360,951 or 203.0%, to $39,343,486 for the three months ended January 31, 2000 from $12,982,535 for the three months ended January 31, 1999. In addition, revenues from distribution activities in the United States increased by $17,181,163, or 40.2% to $59,944,649 for the three months ended January 31, 2000 from $42,763,486 for the three months ended January 31, 1999.

Cost of sales increased by $31,865,115, or 59.5%, to $85,402,955 for the three months ended January 31, 2000 from $53,537,840 for the three months ended January 31, 1999. This increase was primarily a result of the expanded scope of the Company's operations. Cost of sales as a percentage of net sales decreased primarily due to the higher margin international publishing activities. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and marketing expenses increased by $11,114,421, or 267.1%, to $15,275,624 for the three months ended January 31, 2000 from $4,161,203 for the three months ended January 31, 1999. Selling and marketing expenses as a percentage of net sales increased to 12.7% for the three months ended January 31, 2000 from 6.1% for the three months ended January 31, 1999. The increase in both absolute dollars and as a percentage of net sales was primarily attributable to increased marketing and promotion efforts undertaken to broaden product distribution and to assist retailers in positioning our products for sale to consumers.

General and administrative expenses increased by $4,883,424, or 110.7%, to $9,294,922 for the three months ended January 31, 2000 from $4,411,498 for the three months ended January 31, 1999. General and administrative expenses as a percentage of net sales increased to 7.7% for the three months ended January 31, 2000 from 6.5% for the three months ended January 31, 1999. This increase in both absolute dollars and as a percentage of net sales was primarily attributable to salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations.

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

Income taxes increased by $651,697, or 46.1% to $2,064,897 for the three months ended January 31, 2000 from $1,413,200 for the three months ended January 31, 1999. The increase in absolute dollars resulted primarily from increased pre-tax income. Income tax expense as a percentage of net sales remained relatively constant.

As a result of the foregoing, the Company achieved net income of $3,965,528 for the three months ended January 31, 2000, as compared to net income of $2,894,836 for the three months ended January 31, 1999.

Liquidity and Capital Resources

The Company's primary capital requirements have been and will continue to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically financed its operations primarily through the issuance of debt and equity securities and bank borrowings. At January 31, 2000, the Company had working capital of $43,451,845 as compared to working capital of $41,438,968 at October 31, 1999.

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

In December 1999, our subsidiary, Take-Two Interactive Software Europe Limited entered into a line of credit agreement with Barclays' Bank. The line of credit provides for borrowings of up to approximately British Pounds 17,000,000 (approximately $25,000,000). Advances under the line of credit bear interest at the rate of 1.4% over Barclays' base rate per annum, payable quarterly. Borrowings are collateralized by receivables of the Company's European subsidiaries, and are guaranteed by the Company. The line of credit is repayable upon demand and is subject to review prior to November 29, 2000. The outstanding balance and available credit under the revolving line of credit is $14,520,254 and $1,801,865, respectively, as of January 31, 2000.


In December 1999, the Company entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent, which provides for borrowings of up to $75,000,000. The Company may increase the credit line to up to $85,000,000 subject to certain conditions. Interest accrues on such advances at the bank's prime rate plus 0.5% or at LIBOR plus 2.5%. Borrowings under the line of credit are collaterized by all of the Company's assets. Under the terms of the credit agreement, the Company is required to comply with certain financial, affirmative and negative covenants, including consolidated net worth, consolidated leverage ratio and consolidated fixed charge ratio. In addition, the credit agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. In February 2002, certain financial covenants and several other covenants were amended retroactively to December 1999. Accordingly, as of January 31, 2000, the Company was in compliance with the covenants, as amended. The line of credit expires on December 7, 2002. The outstanding balance under the revolving line of credit is $60,000,000 as of January 31, 2000.

In March 2000, the Company consummated a private sale to one investor of 446,678 shares of Common Stock and received proceeds of $5,000,000 in cash.

The Company's accounts receivable, less an allowance for doubtful accounts and returns, at January 31, 2000 were $93,247,424. Of such receivables, approximately $16,117,054 or 17.3% were due from Ames Department Stores. Most of the Company's receivables are covered by insurance and generally have been collected in the ordinary course of business. The Company's sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. The Company does not hold any collateral to secure payment by our customers. As a result, the Company is subject to credit risks, particularly in the event that any of our receivables represent sales to a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect its accounts receivable as they become due and such accounts are not covered by insurance, our liquidity and working capital position would be materially adversely affected.

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

International Operations

Product sales in international markets, primarily in the United Kingdom and other countries in Europe and the Pacific Rim, have accounted for an increasing portion of the Company's revenues. For the three months ended January 31, 2000 and 1999, sales of products in international markets accounted for approximately 34.5% and 21.3%, respectively, of the Company's revenues. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results. Product sales in France and Germany are made in local currencies. The Company does not engage in foreign currency hedging transactions.

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

Take-Two Interactive Software, Inc.


By: /s/ Kelly Sumner                                  Dated: April 16, 2002
    ---------------------
        Kelly Sumner
        Chief Executive Officer