Form 10-Q/A
period 2000-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2002-04-19
CIK 946581

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


                         Commission File Number 0-29230

                      TAKE-TWO INTERACTIVE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                      51-0350842
        ------------------------                         --------------------
        (State of incorporation                          (IRS Employer
        or organization)                                 Identification No.)

575 Broadway, New York, NY                    10012
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code     (212) 334-6633

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



                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements*

          Consolidated Condensed Balance Sheets - As of
            April 30, 2000 Restated and October 31, 1999 (unaudited)      1

          Consolidated Condensed Statements of Operations - For
            the three months ended April 30, 2000 Restated and 1999
            and the six months ended April 30, 2000 Restated
            and 1999 (unaudited)                                          2

          Consolidated Condensed Statements of Cash
            Flows - For the six months ended April 30, 2000
            Restated and 1999 (unaudited)                                 3

          Consolidated Condensed Statements of Stockholders'
            Equity - For the year ended October 31, 1999 and
            the six months ended April 30, 2000 Restated (unaudited)      4

          Notes to Interim Consolidated Condensed Financial Statements    5

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of  Operations                         12

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                          19

Item 6.   Exhibits and Reports on Form 8-K                               19



* This amended form 10-Q is being filed as the result of the following:
On February 12, 2002, the Company restated its financial statements for the fiscal year ended October 31, 2000, each of the quarters of fiscal 2000 and the three fiscal quarters of fiscal 2001. All financial data in this report reflects this restatement. See Note 2 of Notes to Unaudited Consolidated Condensed Financial Statements.

Item 1.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of April 30, 2000 and October 31, 1999 (Unaudited)


                                     ASSETS:
                                                             April 30, 2000   October 31, 1999
                                                                Restated
                                                             --------------   ----------------
Current assets:
     Cash and cash equivalents                                $   3,185,666    $  10,374,562
     Accounts receivable, net of allowances
     of $4,929,269 and $6,816,682, respectively                  80,830,267      108,802,903
     Inventories                                                 40,506,732       41,299,838
     Prepaid royalties                                           26,986,970       20,118,160
     Prepaid expenses and other current assets                   11,667,020        6,374,031
     Marketable securities                                        7,013,750               --
     Deferred tax asset                                           2,004,689        2,004,689
                                                              -------------    -------------
            Total current assets                                172,195,094      188,974,183

Fixed assets, net                                                 5,539,147        4,120,317
Prepaid royalties                                                    75,000        1,510,530
Capitalized software development costs, net                       3,415,467        2,226,670
Investment in affiliates                                                 --        3,954,668
Other investments                                                 4,100,000          100,000
Intangibles, net                                                 90,036,733       30,856,983
Other assets, net                                                        --          973,026
                                                              -------------    -------------
            Total assets                                      $ 275,361,441    $ 232,716,377
                                                              =============    =============

                      LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable                                         $  39,578,580    $  71,229,744
     Accrued expenses                                            17,988,909       20,161,810
     Lines of credit, current portion                            68,173,141       56,047,846
     Current portion of capital lease obligation                     38,269           65,204
     Notes payable, net of discount                                      --           30,611
                                                              -------------    -------------
            Total current liabilities                           125,778,899      147,535,215

Notes payable, net of current portion                                    --           58,363
Capital lease obligation, net of current portion                     44,261           19,882
Other liabilities                                                   399,000               --
Minority interest                                                 1,500,000               --
                                                              -------------    -------------
            Total liabilities                                   127,722,160      147,613,460
                                                              -------------    -------------

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $.01 per share;
         50,000,000 shares authorized;
         28,879,122 and 23,085,455 shares
         issued and outstanding                                     288,791          230,855
     Additional paid-in capital                                 135,037,191       67,345,381
     Deferred compensation                                          (23,159)         (47,925)
     Retained earnings                                           15,012,704       18,401,625
     Accumulated other comprensive loss                          (2,676,246)        (827,019)
                                                              -------------    -------------
            Total stockholders' equity                          147,639,281       85,102,917
                                                              -------------    -------------
            Total liabilities and stockholders' equity        $ 275,361,441    $ 232,716,377
                                                              =============    =============

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three months ended April 30, 2000 and 1999 and the six months ended April 30, 2000 and 1999 (unaudited)


                                                        Three months ended April 30,    Six months ended April 30,
                                                          2000              1999           2000               1999
                                                        Restated                         Restated
                                                      -------------    -------------   -------------    -------------
Net sales                                             $  69,749,675    $  52,165,332   $ 190,444,344    $ 120,445,985
Cost of sales                                            40,643,194       36,085,017     126,046,149       89,622,857
                                                      -------------    -------------   -------------    -------------
         Gross profit                                    29,106,481       16,080,315      64,398,195       30,823,128
                                                      -------------    -------------   -------------    -------------

Operating expenses:
     Selling and marketing                                9,912,061        5,328,266      25,187,685        9,489,469
     General and administrative                           8,195,593        6,225,883      17,490,513       10,637,381
     Research and development costs                       1,363,870          632,005       2,989,308        1,224,149
     Depreciation and amortization                        2,173,787          560,006       3,576,454        1,013,421
                                                      -------------    -------------   -------------    -------------
         Total operating expenses                        21,645,311       12,746,160      49,243,960       22,364,420
                                                      -------------    -------------   -------------    -------------

         Income from operations                           7,461,170        3,334,155      15,154,235        8,458,708

Interest expense, net                                     1,374,754          782,953       2,881,090        1,599,470
Gain on sale of subsidary, net                             (870,883)              --        (870,883)              --
Equity in loss of affiliate                              19,812,378               --      19,968,682               --
                                                      -------------    -------------   -------------    -------------
         Total non operating expenses                    20,316,249          782,953      21,978,889        1,599,470

         (Loss) income before income taxes              (12,855,079)       2,551,202      (6,824,654)       6,859,238

(Benefit) provision for income taxes                     (4,395,569)         990,030      (2,330,672)       2,403,230
                                                      -------------    -------------   -------------    -------------

         Net (loss) income                            $  (8,459,510)   $   1,561,172   $  (4,493,982)   $   4,456,008
                                                      =============    =============   =============    =============


Per share data:
     Basic:
         Weighted average common shares outstanding      25,698,852       19,152,376      24,423,859       18,674,517
                                                      =============    =============   =============    =============
         Net (loss) income per share                  $       (0.33)   $        0.08   $       (0.18)   $        0.24
                                                      =============    =============   =============    =============
     Diluted:
         Weighted average common shares outstanding      25,698,852       20,751,120      24,423,859       20,131,660
                                                      =============    =============   =============    =============
         Net (loss) income per share                  $       (0.33)   $        0.08   $       (0.18)   $        0.22
                                                      =============    =============   =============    =============



        The accompanying notes are an integral part of the consolidated condensed financial statements. Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the six months ended April 30, 2000 and 1999 (unaudited)


                                                             Six months ended April 30,
                                                            ---------------------------
                                                              2000             1999
                                                             RESTATED
                                                            ------------    ------------
Cash flows from operating activities:
     Net (loss) income                                      $ (4,493,982)   $  4,456,008
     Adjustment to reconcile net income
       to net cash used in operating activities:
         Depreciation and amortization                         3,576,454       1,015,149
         Loss on disposal of fixed assets                         99,057          57,504
         Gain on sale of subsidiary                             (870,883)
         Stock received in consideration
           of license revenues                                (1,905,566)             --
         Equity in loss of affiliate                          19,968,682              --
         Provision for doubtful accounts                      (1,349,052)        362,530
         Provision for inventory                                 (41,832)        (28,904)
         Amortization of deferred compensation                    24,766         136,434
         Forfeiture of compensatory stock options
           in connection with AIM acquisition                         --        (146,418)
         Amortization of affiliate purchase option               201,316         100,658
         Issuance of compensatory stock                               --         299,779
         Changes in operating assets and liabilities,
           net of effects of acquisitions:                            --
            Decrease in accounts receivable                   24,491,243       7,262,129
            Decrease in inventories, net                         834,938       4,355,461
            Increase in prepaid royalties                    (18,060,185)     (4,575,076)
            Increase in advances to developers                        --      (1,641,911)
            Increase in prepaid expenses and
              other current assets                              (418,632)       (137,426)
            (Increase) decrease in capitalized
              software development costs                      (1,188,796)         75,428
            Decrease in other assets, net                             --          33,259
            Decrease in accounts payable                     (38,918,992)    (15,684,653)
            Increase in accrued expenses                      (3,379,472)      1,452,212
            Decrease in other liabilities                             --        (136,000)
                                                            ------------    ------------
              Net cash used in operating activities          (21,430,936)     (2,743,837)
                                                            ------------    ------------

Cash flows from investing activities:
     Purchase of fixed assets                                 (1,224,909)     (1,599,373)
     Cash paid for investments                                (5,975,000)     (1,332,000)
     Acquisitions, net cash paid                              (4,274,611)        (81,712)
     Additional cash paid for prior acquisition               (1,276,900)             --
                                                            ------------    ------------
              Net cash used in investing activities          (12,751,420)     (3,013,085)
                                                            ------------    ------------

Cash flows from financing activities:
     Net borrowings under the line of credit                  12,036,321       2,602,236
     Repayment on notes payable                                       --        (409,381)
     Proceeds from exercise of stock options                   5,397,602       1,965,815
     Proceeds from private placements                          8,515,535              --
     Proceeds from minority interest                           1,500,000              --
     Proceeds from the exercise of public warrants                    --         223,889
     Repayment of capital lease obligation                       (44,926)        (51,226)
     Tax benefit from exercise of stock options                1,940,655         723,323
                                                            ------------    ------------
              Net cash provided by financing activities       29,345,187       5,054,656
                                                            ------------    ------------

Effect of foreign exchange rates                              (2,351,727)       (613,426)
                                                            ------------    ------------

              Net decrease in cash for the period             (7,188,896)     (1,315,692)
Cash and cash equivalents, beginning of the period            10,374,562       2,762,837
                                                            ------------    ------------
Cash and cash equivalents, end of the period                $  3,185,666    $  1,447,145
                                                            ============    ============


Supplemental disclosure of non-cash investing activities:
     Gain from DVDWave transactions                         $   (870,883)   $         --
                                                            ============    ============
     Stock received in consideration of license revenue     $ (1,905,566)   $         --
                                                            ============    ============
     Gathering purchase option                              $         --    $  1,275,000
                                                            ============    ============


Supplemental information on businesses acquired:
  Fair value of assets acquired:
         Cash                                                    195,270    $    343,865
         Accounts receivable, net                                390,420       5,852,779
         Inventories, net                                             --       2,301,672
         Prepaid expenses and other assets                     4,899,200         320,123
         Property and Equipment, net                           1,011,622         629,155
         Goodwill                                             60,785,209       5,136,686
     Less liabilities assumed                                         --
         Line of credit                                               --      (2,210,517)
         Accounts payable                                     (7,267,828)     (6,132,408)
         Accrued expenses                                     (1,059,742)       (370,972)
         Other liabilities                                    (1,540,405)             --
         Other long term liabilities                                  --              --
            Stock issued                                     (48,980,169)     (5,237,842)
            Direct transaction costs                                  --        (206,964)
            Investment interest and purchase option           (3,963,696)             --
                                                            ------------    ------------
Cash paid                                                      4,469,881         425,577
     Less cash acquired                                         (195,270)       (343,865)
                                                            ------------    ------------
Net cash paid (acquired)                                       4,274,611    $     81,712
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

                                                                                          Accumulated
                                                                                            Other
                                  Common Stock                                              Compre-                       Compre-
                              --------------------   Additional    Deferred                 hensive                       hensive
                                                       Paid-in     Compen-    Retained      Income                        Income
                                Shares     Amount      Capital      sation    Earnings      (Loss)          Total         (Loss)
                              ----------  --------  -------------  --------   -----------  -----------  -------------  -----------
Balance, November 1, 1998    18,071,972  $180,719  $  33,546,417  $(223,657) $ 2,069,522  $    (7,433) $  35,565,568  $ 7,304,367

Issuance of compensatory
  stock options                 536,923     5,369        831,203    (5,625)           --           --        830,947

Exercise of stock options       613,218     6,133      2,378,753        --            --           --      2,384,886

Amortization of
  deferred compensation             --        --             --     181,357          --           --         181,357

Forfeiture of compensatory
  stock options in
  connection with
  AIM acquisition                   --        --       (146,418)       --            --           --        (146,418)

Issuance of common
  stock in connection
  with LDA and Joytech
  acquisition                   364,766     3,648      3,716,965        --            --           --      3,720,613

Issuance of common
  stock in connection
  with DVDWave.com
  acquisition                    50,000       500        505,750        --            --           --        506,250

Issuance of common
  stock in connection
  with Funsoft acquisition       60,281       603        466,575        --            --           --        467,178

Issuance of common
  stock in connection
  with the investment
  in affiliate                  125,000     1,250      1,273,750        --            --           --      1,275,000

Issuance of common
  stock in connection
  with the Triad and
  Global acquisition            162,500     1,625      1,399,938        --            --           --      1,401,563

Proceeds from exercise
  of public warrants             40,795       408        223,481        --            --           --        223,889

Issuance of common
  stock in connection
  with a public offering,
  net of issuance costs       3,005,000    30,050     21,822,509        --            --           --     21,852,559

Issuance of common stock in
  lieu of royalty payments       55,000       550        332,200        --            --           --        332,750

Tax benefit in connection
  with the exercise of
  stock options                      --        --        994,258        --            --           --        994,258

Foreign currency
  translation adjustment             --        --             --        --            --     (819,586)      (819,586)    (819,586)

Net income                           --        --             --        --    16,332,103           --     16,332,103   16,332,103
                              ----------  --------  -------------  --------   -----------  -----------  -------------  -----------
Balance, October 31, 1999    23,085,455   230,855     67,345,381   (47,925)   18,401,625     (827,019)    85,102,917    15,512,517

Exercise of stock options     1,099,507    10,995      5,386,607        --            --           --      5,397,602

Amortization of deferred
  compensation                       --        --             --    24,766            --           --         24,766

Issuance of common stock in
  connection with LDA and
  Joytech acquisition            15,798       158        160,982        --            --           --        161,140

Issuance of common stock in
  connection with Pixel
  acquisition                 2,561,245    25,612     38,553,140        --            --           --     38,578,752

Issuance of common stock
  in connection with
  GOD acquisition             1,060,017    10,600     10,390,817        --            --           --     10,401,417

Issuance of common stock
  in connection with
  private placements,
  net of issuance costs         876,678     8,767      8,506,768        --            --           --      8,515,535

Issuance of common stock
  in lieu of repayment of
  debt assumed from Pixel       167,922     1,679      2,605,310        --            --           --      2,606,989

Issuance of common stock
  in connection with
  the purchase of DVD            12,500       125        147,531        --     1,105,061           --      1,252,717

Tax benefit in connection
  with the exercise of
  stock options                      --        --      1,940,655        --            --           --      1,940,655

Foreign currency
  translation adjustment             --        --             --        --            --   (2,351,727)    (2,351,727)  (2,351,727)

Unrealized gain on
  available-for-sale
  securities                         --        --             --        --            --      502,500        502,500      502,500

Net loss - restated                  --        --             --        --    (4,493,982)          --     (4,493,982)  (4,493,982)
                             ----------  --------  -------------  --------   -----------  -----------  -------------  -----------

Balance, April 30, 2000
 - Restated                  28,879,122  $288,791  $ 135,037,191  $(23,159)  $15,012,704  $(2,676,246) $ 147,639,281  $(6,343,209)
                             ==========  ========  =============  ========   ===========  ===========  =============  ===========






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

As a result of the investigation, the Company restated its previously issued consolidated financial statements for fiscal 2000 and each of the quarters in fiscal 2000 and the first three quarters in fiscal 2001. The restatement of the financial statements for the three and six months ended April 30, 2000 relates to the elimination of $286,398 and $2,481,455, respectively, of net sales made to independent third party distributors and related cost of sales of $1,138,009 and $2,008,663, respectively, and the related tax effect, which were improperly recognized as revenue since the products were later returned or repurchased by the Company.

In addition, the Company reviewed its revenue recognition policy, reserve policies and its accounting for certain other transactions. As a result of this review for the three and six months ended April 30, 2000, the Company recorded a non-cash charge of $19,206,000 and the related tax effect, representing the Company's portion of the losses incurred by an affiliate accounted for under the equity method in accordance with the provisions of EITF No. 99-10, "Percentage Used to Determine the Amount of Equity Method Losses." As a result, the Company will record a net reduction of post acquisition amortization subsequent to the acquisition of the remaining 80% interest in this entity. (See Note 6).

The effect of the restatement for the three and six months ended April 30, 2000 is as follows:


                          Three months ended April 30, 2000            Six months ended April 30, 2000
                      ----------------------------------------      ------------------------------------------
                                                        As                                            As
                      As Reported    Restatement      Restated      As Reported     Restatement    Restated
                      -----------    -----------     ---------      -----------     -----------    --------
Statement of
Operations Data:

Net sales             70,036,073       (286,398)     69,749,675     192,925,799     (2,481,455)    190,444,344
Cost of sales         41,781,203     (1,138,009)     40,643,194     128,054,812     (2,008,663)    126,046,149
Income from
operations*            7,480,442        (19,272)      7,461,170      16,497,910     (1,343,675)     15,154,235

Equity in loss                                                                                               ,
of affiliate             606,378     19,206,000      19,812,378         762,682     19,206,000      19,968,682
(Loss) income
before provision
for income taxes       5,499,310    (18,354,389)    (12,855,079)     12,854,138    (19,678,792)     (6,824,654)

(Benefit)
Provision for
income taxes           2,145,099     (6,540,668)     (4,395,569)      4,713,269     (7,043,941)     (2,330,672)

Net (loss)
income                 3,354,211    (11,813,721)     (8,459,510)      8,140,869    (12,634,851)     (4,493,982)
Basic (loss)
income per share            0.13          (0.46)          (0.33)           0.33          (0.51)          (0.18)

Diluted (loss)
income  per share           0.13          (0.46)          (0.33)           0.32          (0.50)          (0.18)



*The gain on sale of subsidiary of $870,883 was reclassified from general and administrative expenses to non-operating expenses for the three and six months ended April 30, 2000.

                                                         April 30, 2000
                                                    As Reported   As Restated
                                                    -----------   -----------
Balance Sheet Data
  Accounts receivable                               82,628,593    80,830,267
  Inventories                                       39,205,394    40,506,732
  Prepaid royalties - current                       23,662,774    26,986,970
  Intangibles, net                                 112,542,733    90,036,733
  Total assets                                     295,040,233   275,361,441
  Accrued expenses                                  25,032,850    17,988,909
  Total liabilities                                134,766,101   127,722,160
  Retained earnings                                 27,647,555    15,012,704
  Total liabilities and stockholders' equity       295,040,233   275,361,441

Amendment of Credit Agreement

As a result of the restatement, in February 2002, the Company retroactively amended its covenants under the credit agreement with Bank of America, N.A. to December 1999. Accordingly, as of April 30, 2000, the Company was in compliance with the covenants, as amended.

All applicable amounts relating to the aforementioned restatements have been reflected in these unaudited consolidated condensed financial statements and notes thereto.


3.Significant Accounting Policies and Transactions:

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

Prepaid royalties were written down by $109,242 and $187,414 for the three months ended April 30, 2000 and 1999, respectively, and $109,242 and $844,112 for the six months ended April 30, 2000 and 1999, respectively, to estimated net realizable value. Amortization of prepaid royalties amounted to $1,746,916 and $1,952,532 for the three months ended April 30, 2000 and 1999, respectively, and $4,752,516 and $3,882,371 for the six months ended April 30, 2000 and 1999, respectively.

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

Revenue Recognition

Distribution revenue is derived from the sale of third-party interactive software games and hardware and is recognized upon the shipment of product to retailers. Distribution revenue amounted to $33,215,441 and $21,065,177 for the three months ended April 30, 2000 and 1999, respectively, and $93,160,090 and $65,415,815 for the six months ended April 30, 2000 and 1999, respectively. The Company sometimes negotiates accommodations to retailers, including price discounts, credits and product returns, when demand for specific products fall below expectations. Historically, the Company's write-offs from returns for its distribution activities have been less than 1% of distribution revenues. Publishing revenue is derived from the sale of internally developed interactive software games or from the sale of product licensed from a third party developer and is recognized upon the shipment of product to retailers. Publishing revenue amounted to $36,534,234 and $31,100,155 for the three months ended April 30, 2000 and 1999, respectively, and $97,284,254 and $55,030,170 for the six months ended April 30, 2000 and 1999, respectively. The Company has historically experienced a product return rate of approximately 10% of gross publishing revenues.

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


5. Net (Loss) Income per Share

The following table provides a reconciliation of basic earnings per share to diluted earnings per share for the three and six months ended April 30, 2000 and 1999.




                                                      Net (Loss)                       Per Share
                                                       Income             Shares        Amount
                                                     -----------       -----------     --------
Three Months Ended April 30, 2000 - Restated:
  Basic and diluted                                  $(8,459,510)       25,698,852       $(.33)

Three Months Ended April 30, 1999:
  Basic                                              $ 1,561,172        19,152,376       $.08
  Effect of dilutive securities -
     Stock options
     and warrants                                                        1,598,744         --
                                                     -----------       -----------       ----
  Diluted                                            $ 1,561,172        20,751,120       $.08
                                                     ===========       ===========       ====

Six Months Ended April 30, 2000 - Restated:
  Basic and diluted                                  $(4,493,982)       24,423,859      $(.18)

Six Months Ended April 30, 1999:
  Basic                                              $ 4,456,008        18,674,517       $.24
  Effect of dilutive securities -
     Stock options
     and warrants                                                        1,457,143       (.02)
                                                     -----------       -----------       ----
  Diluted                                            $ 4,456,008        20,131,660       $.22
                                                     ===========       ===========       ====

         As the Company reported net losses for the three and six months ended April 30, 2000, all 1,120,325 and 1,207,504 of the options and warrants outstanding for these periods, respectively, were anti-dilutive, and therefore, there were no reconciling items between basic and diluted loss per share.

6. Business Acquisitions

In March 2000, the Company acquired from Broadband Solutions, Inc. all the outstanding capital stock of Toga Holdings, BV ("Toga") which owns Pixel Broadband Studios, Ltd. ("Pixel"). Pixel is a leading developer of multiplayer broadband gaming technology. The outstanding shares of Toga were exchanged for approximately $4.45 million in cash and 2,561,245 shares of common stock of the Company.

In May 1998, the Company entered into a distribution agreement with Gathering of Developers Ltd ("Gathering"), a publisher of PC and video games. Pursuant to the agreement, the Company agreed to pay Gathering advance royalty payments of up to $7.5 million for the rights to distribute certain PC titles. In February 1999, the Company amended the May 1998 distribution agreement under which the Company agreed to pay Gathering advance royalty payments of up to $12.5 million (inclusive of the payments under the May 1998 agreement). The Company's advance royalty payments under the February 1999 agreement were to be recouped from royalties due to Gathering under the distribution agreement after payment of the Company's distribution fee. The Company also made advance royalty payments to Gathering in a similar arrangement under various publishing agreements for video games.

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

In addition, the equity holders of Gathering granted the Company an option to purchase all of their interests, exercisable on two separate occasions during the six-month periods ending April 30, 2001 and 2002 based on a fixed formula. In consideration of the option grant, the Company issued to Gathering's equity holders 125,000 shares of common stock, valued at $1,275,000, which was amortized over the term of the purchase option, which expired unexercised in April 2000 upon acquisition of the remaining 80% equity interest in Gathering.

Until October 31, 1999, the Company recognized its proportionate share of the losses in Gathering using the equity method of accounting. Effective November 1, 1999, the Company recognized its share of losses in accordance with the provisions of EITF 99-10. This resulted in an additional charge of $19,206,000 in the second quarter of fiscal 2000 (See Note 2).

In April 2000, the Company acquired the remaining 80.1% of the equity interest of Gathering for 1,060,000 shares of its Common Stock (valued at $10.4 million) and assumed liabilities of approximately $3 million. The aforementioned charge of $19,206,000 effectively reduced the cost of Gathering by the same amount, and will result in a net reduction for post acquisition amortization in future periods. See Note 2.

The acquisitions have been accounted for as a purchase. The Consolidated Condensed Statements of Operations include the operating results of each business from the date of acquisition.

The following unaudited pro forma results below assumes the acquisitions occurred on November 1, 1998:

                                             Six Months Ended   Six Months Ended
                                              April 30, 2000     April 30, 1999
                                              --------------     --------------
Net Sales                                      $197,736,224      $130,757,766
Net Income                                     $(4,057,580)          $288,963
Net (loss) Income per share (basic)                 $(0.17)             $0.01
Net (loss) Income per share (fully diluted)         $(0.16)             $0.01

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions of Toga and Gathering been consummated as of November 1, 1998 nor are they necessarily indicative of future operating results.


7.   Disposition of DVDWave.com

The Company has sold all of the capital stock of Falcon Ventures Corporation d/b/a DVDWave.com to eUniverse, Inc. for 310,000 shares of common stock. The Company has recognized a gain of $870,883 in connection with the transaction.

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

As a result of the investigation, the Company restated its previously issued consolidated financial statements for fiscal 2000 and each of the quarters in fiscal 2000 and the first three quarters in fiscal 2001. The restatement of the financial statements for the three and six months ended April 30, 2000 relates to the elimination of $286,398 and $2,481,455, respectively, of net sales made to independent third party distributors and related cost of sales of $1,138,009 and $2,008,663, respectively, and the related tax effect, which were improperly recognized as revenue since the products were later returned or repurchased by the Company.

In addition, the Company reviewed its revenue recognition policy, reserve policies and its accounting for certain other transactions. As a result of this review for the three and six months ended April 30, 2000, the Company recorded a non-cash charge of $19,206,000 and the related tax effect, representing the Company's portion of the losses incurred by an affiliate accounted for under the equity method in accordance with the provisions of EITF No. 99-10, "Percentage Used to Determine the Amount of Equity Method Losses." As a result, the Company will record a net reduction of post acquisition amortization subsequent to the acquisition of the remaining 80% interest in this entity. (See Notes 2 and 6 of Notes to Unaudited Consolidated Condensed Financial Statements).

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



Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations:


                                   Three Months Ended       Six Months Ended
                                       April 30,                April 30,
                                   ------------------       -----------------
                                   2000                     2000
                                 Restated       1999      Restated       1999
                                   -----        -----       -----        ----
Net sales                         100.0 %      100.0 %     100.0 %       100.0%

Cost of sales                      58.3         69.2        66.2         74.4

Selling and marketing              14.2         10.2        13.2          7.9

General and administrative         11.8         11.9         9.2          8.8

Research and development costs      2.0          1.2         1.6          1.0

Depreciation and amortization       3.1          1.1         1.9           .8

Interest expense                    2.0          1.5         1.5          1.3

Income taxes                       (6.3)         1.9        (1.2)         2.0

Net income                        (12.1)         3.0        (2.4)         3.7

Results of Three Months Ended April 30, 2000 and 1999

Net sales increased by $17,584,343 or 33.7%, to $69,749,675 for the three months ended April 30, 2000 from $52,165,332 for the three months ended April 30, 1999. The increase in net sales was primarily attributable to the Company's expanded distribution operations. Distribution revenues increased by $12,150,264 or 57.7%, to $33,215,441 for the three months ended April 30, 2000 from $21,065,177 for the three months ended April 30, 1999. In addition, publishing revenues increased by $5,434,079, or 17.5% to $36,534,234 for the three months ended April 30, 2000 from $31,100,155 for the three months ended April 30, 1999.

Cost of sales increased by $4,558,177 or 12.6% to $40,643,194 for the three months ended April 30, 2000 from $36,085,017 for the three months ended April 30, 1999. This increase was primarily a result of the expanded scope of the Company's operations. Cost of sales as a percentage of net sales decreased from 69.2% to 58.3% primarily due to higher margin international and PC publishing activities. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

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

General and administrative expenses increased by $1,969,710, or 31.6%, to $8,195,593 for the three months ended April 30, 2000 from $6,225,883 for the three months ended April 30, 1999. General and administrative expenses as a percentage of net sales remained constant as compared to the prior period. This increase in absolute dollars was primarily attributable to salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations. The decrease as a percentage of net sales is a result of increased revenue growth without a proportionate increase in fixed costs.

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

Gain on sale of subsidiary represented a gain of $870,883 relating to the sale of capital stock of Falcon Ventures Corporation d/b/a DVDWave.com.

Equity in loss of affiliate increased for the three months ended April 30, 2000. In accordance with EITF 99-10, the Company incurred a charge of $19,812,378 for the Company's share of losses incurred by Gathering of Developers ("Gathering") prior to the acquisition of the then remaining interest in Gathering. The increase over the prior quarter is the result of increased losses at Gathering coupled with the implementation of EITF 99-10. See Note 6 of Notes to Consolidated Condensed Financial Statements.

Income taxes decreased by $5,385,599 to a tax benefit of $4,395,569 for the three months ended April 30, 2000 from a tax provision of $990,030 for the three months ended April 30, 1999. The change primarily resulted from the pre-tax loss generated for the three months ended January 31, 2000 as compared to pre-tax income in the prior comparable quarter.

As a result of the foregoing, the Company's operations resulted in a net loss of $8,459,510 for the three months ended April 30, 2000, as compared to net income of $1,561,172 for the three months ended April 30, 1999.

Results of Six Months Ended April 30, 2000 and 1999

Net sales increased by $69,998,359 or 58.1% to $190,444,344 for the six months ended April 30, 2000 from $120,445,985 for the six months ended April 30, 1999. The increase in net sales was primarily attributable to the Company's expanded presence in international markets. International publishing revenues increased by $29,565,787 or 98.4%, to $59,615,309 for the six months ended April 30, 2000 from $30,049,522 for the six months ended April 30, 1999. In addition, revenues from distribution activities increased by $27,744,275, or 42.4% to $93,160,090 for the six months ended April 30, 2000 from $65,415,815 for the six months ended April 30, 1999.

Cost of sales increased by $36,423,292 or 40.6% to $126,046,149 for the six months ended April 30, 2000 from $89,622,857 for the six months ended April 30, 1999. This increase was primarily a result of the expanded scope of the Company's operations. Cost of sales as a percentage of net sales decreased primarily due to the higher margin publishing activities. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and marketing expenses increased by $15,698,216, or 165.4%, to $25,187,685 for the six months ended April 30, 2000 from $9,489,469 for the six months ended April 30, 1999. Selling and marketing expenses as a percentage of net sales increased to 13.2% for the six months ended April 30, 2000 from 7.9% for the six months ended April 30, 1999. The increase in both absolute dollars and as a percentage of net sales was primarily attributable to increased marketing and promotion efforts undertaken to broaden product distribution and to assist retailers in positioning our products for sale to consumers.

General and administrative expenses increased by $6,853,132, or 64.4%, to $17,490,513 for the six months ended April 30, 2000 from $10,637,381 for the six months ended April 30, 1999. General and administrative expenses as a percentage of net sales remained relatively constant for the six month period ended April 30, 2000 and 1999. The increase in absolute dollars was primarily attributable to salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations.

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

Gain on sale of subsidiary represented a gain of $870,883 relating to the sale of capital stock of Falcon Ventures Corporation d/b/a DVDWave.com.

Equity in loss of affiliate increased for the six months ended April 30, 2000. In accordance with EITF 99-10, the Company incurred a charge of $19,968,682 for the Company's share of losses incurred by Gathering of Developers ("Gathering") prior to the acquisition for the then remaining interest in Gathering. The increase over the prior period is the result of increased losses at Gathering coupled with the implementation of EITF 99-10. See Notes 2 and 6 of Notes to Unaudited Consolidated Condensed Financial Statements.

Income taxes decreased by $4,733,902 to a tax benefit of $2,330,672 for the six months ended April 30, 2000 from an income tax provision of $2,403,230 for the six months ended April 30, 1999. The increase in absolute dollars resulted primarily from a pre-tax loss for the six months ended April 30, 2000 as compared to pre-tax income for the prior comparable period.

As a result of the foregoing, the Company's operations resulted in a net loss of $4,493,982 for the six months ended April 30, 2000, as compared to net income of $4,456,008 for the six months ended April 30, 1999.


Liquidity and Capital Resources

The Company's primary capital requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically financed its operations primarily through the issuance of debt and equity securities and bank borrowings. At April 30, 2000, the Company had working capital of $46,416,195 as compared to working capital of $41,438,968 at October 31, 1999.

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

In December 1999, the Company entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent, which provides for borrowings of up to $75,000,000. The Company may increase the credit line to up to $85,000,000 subject to certain conditions. Interest accrues on such advances at the bank's prime rate plus .5% or at LIBOR plus 2.5%. Borrowings under the line of credit are collaterized by all of the Company's assets. Under the terms of the credit agreement, the Company is required to comply with certain financial, affirmative and negative covenants, including consolidated net worth, consolidated leverage ratio and consolidated fixed charge ratio. In addition, the credit agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. In February 2002, certain financial covenants and several other covenants were amended retroactively to December 1999. Accordingly, as of April 30, 2000, the Company was in compliance with the covenants, as amended. The line of credit expires on December 7, 2002. The outstanding balance under the revolving line of credit is $49,982,983 as of April 30, 2000.

In March and April 2000, the Company received net proceeds of $8,515,535 from the sale of common stock.

The Company's accounts receivable, less an allowance for doubtful accounts and returns, at April 30, 2000 were $80,830,267. Of such receivables, approximately $8,322,831 or 10.3% were due from Ames Department Stores. Most of the Company's receivables are covered by insurance and generally have been collected in the ordinary course of business. The Company's sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. The Company does not hold any collateral to secure payment from customers. As a result, the Company is subject to credit risks, particularly in the event that any of the receivables represent sales to a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect its accounts receivable as they become due and such accounts are not covered by insurance, the Company's liquidity and working capital position would be materially adversely affected.

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

International Operations

Product sales in international markets, primarily in the United Kingdom and other countries in Europe and the Pacific Rim, have accounted for an increasing portion of the Company's revenues. For the six months ended April 30, 2000 and 1999, sales of products in international markets accounted for approximately 35.0% and 27.7%, respectively, of the Company's revenues. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results. Product sales in France and Germany are made in local currencies. The Company does not engage in foreign currency hedging transactions.

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

Take-Two Interactive Software, Inc.


By: /s/  Kelly Sumner                                     Dated: April 16, 2002
    ------------------------------                               --------------
         Kelly Sumner
         Chief Executive Officer