Form 10-Q/A
period 2000-07-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2002-04-19
CIK 946581

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

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements*

         Consolidated Condensed Balance Sheets - As of  July 31, 2000
             Restated and October 31, 1999 (unaudited)                         1

         Consolidated Condensed Statements of Operations - For the three months ended July 31, 2000 Restated and 1999
             and the nine months ended July 31, 2000 Restated and 1999
             (unaudited)                                                       2

         Consolidated Condensed Statements of Cash Flows - For the nine
             months ended July 31, 2000 Restated and 1999 (unaudited)          3

         Consolidated Condensed Statements of Stockholders' Equity - For
             the year ended October 31, 1999 and the nine
             months ended July 31, 2000 Restated (unaudited)                   4

         Notes to Consolidated Condensed Financial Statements                  5

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of  Operations                                           12

PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                20

Item 6.  Exhibits and Reports on Form 8-K                                     20


* This amended form 10Q is being filed as the result of the following:

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

Item 1.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated Condensed Balance Sheets
As of July 31, 2000 and October 31, 1999 (unaudited)

                                     ASSETS:
                                                                                                   July 31, 2000    October 31, 1999
                                                                                                     Restated
                                                                                                   -------------      -------------
Current assets:
     Cash and cash equivalents                                                                     $   2,631,068      $  10,374,562
     Accounts receivable, net of allowances of $3,921,494 and $6,816,682, respectively                79,554,523        108,802,903
     Inventories, net                                                                                 43,739,904         41,299,838
     Prepaid royalties                                                                                24,221,546         20,118,160
     Prepaid expenses and other current assets                                                         9,183,915          6,374,031
     Investments                                                                                       3,559,399                 --
     Deferred tax asset                                                                                2,357,249          2,004,689
                                                                                                   -------------      -------------
             Total current assets                                                                    165,247,604        188,974,183

Fixed assets, net                                                                                      6,230,260          4,120,317
Prepaid royalties                                                                                        860,000          1,510,530
Capitalized software development costs, net                                                            9,796,522          2,226,670
Investment in affiliates                                                                                      --          3,954,668
Intangibles, net                                                                                      94,499,011         30,856,983
Other assets, net                                                                                      1,076,557          1,073,026
                                                                                                   -------------      -------------
             Total assets                                                                          $ 277,709,954      $ 232,716,377
                                                                                                   =============      =============

LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable                                                                              $  38,730,790      $  71,229,744
     Accrued expenses                                                                                  9,884,499         20,161,810
     Lines of credit                                                                                  46,478,365         56,047,846
     Current portion of capital lease obligation                                                          82,998             65,204
     Notes payable, net of discount                                                                           --             30,611
                                                                                                   -------------      -------------
             Total current liabilities                                                                95,176,652        147,535,215

Note payable, net of current portion                                                                          --             58,363
Loan payable, net of unamortized discount of $2,878,180 at July 31, 2000                              12,121,820                 --
Capital lease obligation, net of current portion                                                         329,323             19,882
Other liabilities                                                                                      1,889,953                 --
                                                                                                   -------------      -------------
             Total liabilities                                                                       109,517,748        147,613,460
                                                                                                   -------------      -------------

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $.01 per share; 50,000,000 shares authorized;
         30,958,055 and 23,085,455 shares issued and outstanding                                         309,581            230,855
     Additional paid-in capital                                                                      157,147,567         67,345,381
     Deferred compensation                                                                               (14,135)           (47,925)
     Retained earnings                                                                                17,234,012         18,401,625
     Accumulated other comprehensive loss                                                             (6,484,819)          (827,019)
                                                                                                   -------------      -------------
             Total stockholders' equity                                                              168,192,206         85,102,917
                                                                                                   -------------      -------------
             Total liabilities and stockholders' equity                                            $ 277,709,954      $ 232,716,377
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

                                                                     Three months ended July 31,        Nine months ended July 31,
                                                                    -----------------------------    ------------------------------
                                                                         2000           1999             2000             1999
                                                                       Restated                        Restated
                                                                    -------------   -------------    -------------    -------------
Net sales                                                           $  66,142,829   $  63,562,470    $ 256,587,172    $ 184,008,455
Cost of sales                                                          37,313,187      43,931,101      163,359,334      133,553,958
                                                                    -------------   -------------    -------------    -------------
         Gross profit                                                  28,829,642      19,631,369       93,227,838       50,454,497
                                                                    -------------   -------------    -------------    -------------

Operating expenses:
     Selling and marketing                                              9,055,486       6,925,874       34,243,171       16,415,343
     General and administrative                                         9,105,921       6,779,560       26,596,435       17,416,941
     Research and development costs                                     1,656,737         986,845        4,646,045        2,210,994
     Depreciation and amortization                                      3,259,087         730,146        6,835,542        1,743,567
     One time charge related to abandoned offering                      1,103,170              --        1,103,170               --
                                                                    -------------   -------------    -------------    -------------
         Total operating expenses                                      24,180,401      15,422,425       73,424,363       37,786,845
                                                                    -------------   -------------    -------------    -------------

         Income from operations                                         4,649,241       4,208,944       19,803,475       12,667,652

Interest expense, net                                                   1,635,618         453,825        4,516,708        2,053,295
Gain on sale of subsidiary, net                                                --              --         (870,883)              --
Equity in (income)/loss of affiliate                                           --        (110,973)      19,968,682         (110,973)
                                                                    -------------   -------------    -------------    -------------
         Total non operating expenses                                   1,635,618         342,852       23,614,507        1,942,322

         Income (loss) before provision (benefit) for income taxes      3,013,623       3,866,092       (3,811,032)      10,725,330

Provision (benefit) for income taxes                                      792,315       1,158,268       (1,538,357)       3,561,498
                                                                    -------------   -------------    -------------    -------------

         Net income (loss)                                          $   2,221,308   $   2,707,824    $  (2,272,675)   $   7,163,832
                                                                    =============   =============    =============    =============


Per share data:
     Basic:
         Weighted average common shares outstanding                    29,061,499      22,440,547       25,981,014       19,939,990
                                                                    =============   =============    =============    =============
         Net income (loss) per share                                $        0.08   $        0.12    $       (0.09)   $        0.36
                                                                    =============   =============    =============    =============
     Diluted:
         Weighted average common shares outstanding                    29,879,265      23,292,541       25,981,014       21,205,200
                                                                    =============   =============    =============    =============
         Net income (loss) per share                                $        0.07   $        0.12    $       (0.09)   $        0.34
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

        Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated Condensed Statements of Cash Flows
For the nine months ended July 31, 2000 and 1999 (unaudited)

                                                                                                      Nine months ended July 31,
                                                                                                    -------------------------------
                                                                                                        2000              1999
                                                                                                      Restated
                                                                                                    ------------       ------------
Cash flows from operating activities:
     Net (loss) income                                                                              $ (2,272,675)      $  7,163,832
     Adjustment to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                                 6,835,541          1,743,567
         Loss on disposal of fixed asset                                                                 247,630             57,504
         Gain on sale of subsidiary                                                                     (870,883)                --
         Stock received in consideration of license revenues                                          (1,930,566)                --
         Equity in loss (earnings) of affiliate                                                       19,968,683           (110,972)
         Change in deferred tax asset                                                                   (352,560)           941,000
         Provision for allowances                                                                     (1,734,921)           760,914
         Forfeiture of compensatory stock options in connection with AIM acquisition                          --           (146,418)
         Other amortization                                                                              283,889            365,790
         Issuance of compensatory stock                                                                       --            641,909
         Tax benefit from exercise of stock options                                                    1,940,655            753,523
         Changes in operating assets and liabilities, net of effects of acquisitions:
            Decrease (increase) in accounts receivable                                                35,627,166         (8,806,651)
            Decrease (increase) in inventories, net                                                   (2,437,580)        (5,358,443)
            Increase in prepaid royalties                                                            (16,204,761)        (5,921,749)
            Increase in prepaid expenses and other current assets                                     (2,166,456)          (742,318)
            (Increase) decrease in capitalized software development costs                             (7,569,852)           159,686
            (Increase) decrease in other assets, net                                                    (976,557)            33,259
            Decrease in accounts payable                                                             (39,767,284)        (4,190,634)
            (Decrease) increase in accrued expenses                                                  (15,877,648)         3,039,522
                                                                                                    ------------       ------------
                         Net cash used in operating activities                                       (27,258,179)        (9,616,679)
                                                                                                    ------------       ------------
Cash flows from investing activities:
     Net purchases of fixed assets                                                                    (2,405,920)        (1,869,971)
     Cash paid for investments                                                                        (1,432,500)        (4,000,000)
     Acquisition, net cash (paid) acquired                                                            (4,261,640)             5,182
     Cash paid for prior acquisitions                                                                 (1,531,385)                --
                                                                                                    ------------       ------------
                         Net cash used in investing activities                                        (9,631,445)        (5,864,789)
                                                                                                    ------------       ------------
Cash flows from financing activities:
     Net proceeds from secondary public offering                                                              --         21,852,559
     Proceeds from private placement, net                                                             19,689,684                 --
     Net repayment under the line of credit                                                           (9,658,455)        (7,637,956)
     Proceeds from loan payable                                                                       15,000,000                 --
     Repayment of notes payable                                                                               --           (449,572)
     Proceeds from exercise of stock options                                                           5,913,253          2,187,321
     Proceeds from exercise of public warrants                                                             6,460            223,926
     Proceeds from issuance of stock of subsidiary                                                     1,500,000                 --
     Repayment of capital lease obligation                                                               (56,363)           (70,932)
                                                                                                    ------------       ------------
                         Net cash provided by financing activities                                    32,394,579         16,105,346
                                                                                                    ------------       ------------
Effect of foreign exchange rates                                                                      (3,248,449)          (468,574)
                                                                                                    ------------       ------------
                         Net (decrease) increase in cash for the period                               (7,743,494)           155,304
Cash and cash equivalents, beginning of the period                                                    10,374,562          2,762,837
                                                                                                    ------------       ------------
Cash and cash equivalents, end of the period                                                        $  2,631,068       $  2,918,141
                                                                                                    ============       ============
Supplemental disclosure of non-cash investing activities:
     Gathering purchase option                                                                      $         --       $  1,275,000
                                                                                                    ============       ============
Supplemental information on businesses acquired:
     Fair value of assets acquired
         Cash                                                                                       $    196,100       $    343,865
         Accounts receivables, net                                                                     4,646,351          5,852,779
         Inventories, net                                                                                     --          2,301,672
         Prepaid expenses and other assets                                                               643,426            320,123
         Property and equipment, net                                                                   1,077,216            629,155
         Intangibles                                                                                  67,885,069          4,960,891
     Less, liabilities assumed
         Line of credit                                                                                       --         (2,210,517)
         Accounts payable                                                                             (7,268,330)        (6,132,408)
         Accrued expenses                                                                               (449,777)          (370,972)
         Other liabilities                                                                            (1,588,357)                --
            Stock issued                                                                             (54,815,776)        (5,119,165)
            Warrants issued                                                                           (1,750,000)                --
            Direct transaction costs                                                                    (154,486)          (236,740)
            Investment interest and purchase option                                                   (3,963,696)                --
                                                                                                    ------------       ------------
Cash paid                                                                                              4,457,740            338,683
     Less, cash acquired                                                                                (196,100)          (343,865)
                                                                                                    ------------       ------------
Net cash paid (acquired)                                                                            $  4,261,640       $     (5,182)
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

                                                           Common Stock            Additional        Deferred
                                                       Shares         Amount     Paid-in Capital    Compensation
                                                   -------------   -------------   -------------    -------------
Balance, October 31, 1998                             18,071,972   $     180,719   $  33,546,417    $    (223,657)

Issuance of compensatory stock options                   536,923           5,369         831,203           (5,625)

Exercise of stock options                                613,218           6,133       2,378,753               --

Amortization of deferred compensation                         --              --              --          181,357

Forfeiture of compensatory stock options
   in connection with AIM acquisition                         --              --        (146,418)              --

Issuance of common stock in connection
   with LDA and Joytech acquisition                      364,766           3,648       3,716,965               --

Issuance of common stock in connection
   with DVDWave.com acquisition                           50,000             500         505,750               --

Issuance of common stock in connection
   with Funsoft acquisition                               60,281             603         466,575               --

Issuance of common stock in connection
   with the investment in affiliate                      125,000           1,250       1,273,750               --

Issuance of common stock in connection
   with the Triad and Global acquisition                 162,500           1,625       1,399,938               --

Proceeds from exercise of public warrants                 40,795             408         223,481               --

Issuance of common stock in connection
   with a public offering, net of issuance
   costs                                               3,005,000          30,050      21,822,509               --

Issuance of common stock in lieu of royalty
   payments                                               55,000             550         332,200               --

Tax benefit in connection with the exercise
   of stock options                                           --              --         994,258               --

Foreign currency translation adjustment                       --              --              --               --

Net income                                                    --              --              --               --
                                                   -------------   -------------   -------------    -------------

Balance, October 31, 1999                             23,085,455         230,855      67,345,381          (47,925)

Exercise of stock options                              1,203,340          12,034       5,901,220               --

Amortization of deferred compensation                         --              --              --           33,790

Issuance of common stock in connection
   with LDA and Joytech acquisition                       15,798             158         160,982               --

Issuance of common stock and warrants in
   connection with Pixel acquisition                   2,561,245          25,612      40,303,140               --

Issuance of common stock in connection
   with GOD acquisition                                1,060,017          10,600      10,390,817               --

Issuance of common stock in connection
   with PopTop acquisition                               559,100           5,591       5,830,015               --

Issuance of common stock in connection
   with private placements, net of issuance
   costs                                               2,291,678          22,917      19,666,767               --

Issuance of warrants in connection with a
   debt financing                                             --              --       2,926,963               --

Proceeds from exercise of warrants                         1,000              10           6,450               --

Issuance of common stock in lieu of repayment
   of debt assumed from Pixel                            167,922           1,679       2,527,646               --

Issuance of common stock in connection
   with the purchase of DVD                               12,500             125         147,531               --

Tax benefit in connection with the exercise
   of stock options                                           --              --       1,940,655               --

Foreign currency translation adjustment                       --              --              --               --

Unrealized loss on available-for-sale securities              --              --              --               --

Net loss - restated                                           --              --              --               --
                                                   -------------   -------------   -------------    -------------

Balance, July 31, 2000 - Restated                     30,958,055   $     309,581   $ 157,147,567    $     (14,135)
                                                   =============   =============   =============    =============

                                                                                     Accumulated
                                                                                         Other
                                                     Retained      Comprehensive    Comprehensive
                                                     Earnings       Income (Loss)        Total        Income (Loss)
                                                   -------------    -------------    -------------    -------------
Balance, October 31, 1998                          $   2,069,522    $      (7,433)   $  35,565,568    $   7,304,367

Issuance of compensatory stock options                        --               --          830,947               --

Exercise of stock options                                     --               --        2,384,886               --

Amortization of deferred compensation                         --               --          181,357               --

Forfeiture of compensatory stock options
   in connection with AIM acquisition                         --               --         (146,418)              --

Issuance of common stock in connection
   with LDA and Joytech acquisition                           --               --        3,720,613               --

Issuance of common stock in connection
   with DVDWave.com acquisition                               --               --          506,250               --

Issuance of common stock in connection
   with Funsoft acquisition                                   --               --          467,178               --

Issuance of common stock in connection
   with the investment in affiliate                           --               --        1,275,000               --

Issuance of common stock in connection
   with the Triad and Global acquisition                      --               --        1,401,563               --

Proceeds from exercise of public warrants                     --               --          223,889               --

Issuance of common stock in connection
   with a public offering, net of issuance
   costs                                                      --               --       21,852,559               --

Issuance of common stock in lieu of royalty
   payments                                                   --               --          332,750               --

Tax benefit in connection with the exercise
   of stock options                                           --               --          994,258               --

Foreign currency translation adjustment                       --         (819,586)        (819,586)        (819,586)

Net income                                            16,332,103               --       16,332,103       16,332,103
                                                   -------------    -------------    -------------    -------------

Balance, October 31, 1999                             18,401,625         (827,019)      85,102,917       15,512,517

Exercise of stock options                                     --               --        5,913,254               --

Amortization of deferred compensation                         --               --           33,790               --

Issuance of common stock in connection
   with LDA and Joytech acquisition                           --               --          161,140               --

Issuance of common stock and warrants in
   connection with Pixel acquisition                          --               --       40,328,752               --

Issuance of common stock in connection
   with GOD acquisition                                       --               --       10,401,417               --

Issuance of common stock in connection
   with PopTop acquisition                                    --               --        5,835,606               --

Issuance of common stock in connection
   with private placements, net of issuance
   costs                                                      --               --       19,689,684               --

Issuance of warrants in connection with a
   debt financing                                             --               --        2,926,963               --

Proceeds from exercise of warrants                            --               --            6,460               --

Issuance of common stock in lieu of repayment
   of debt assumed from Pixel                                 --               --        2,529,325               --

Issuance of common stock in connection
   with the purchase of DVD                            1,105,062               --        1,252,718               --

Tax benefit in connection with the exercise
   of stock options                                           --               --        1,940,655               --

Foreign currency translation adjustment                       --       (3,248,449)      (3,248,449)      (3,248,449)

Unrealized loss on available-for-sale securities              --       (2,409,351)      (2,409,351)      (2,409,351)

Net loss - restated                                   (2,272,675)              --       (2,272,675)      (2,272,675)
                                                   -------------    -------------    -------------    -------------
Balance, July 31, 2000 - Restated                  $  17,234,012    $  (6,484,819)   $ 168,192,206    $  (7,930,475)
                                                   =============    =============    =============    =============

   The accompanying notes are an integral part of the consolidated condensed financial statements.

        Certain amounts have been reclassified for comparative purposes

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements (Unaudited)

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

As a result of the investigation, the Company restated its previously issued consolidated financial statements for fiscal 2000 and each of the quarters in fiscal 2000 and the first three quarters in fiscal 2001. The restatement of the financial statements for the three and nine months ended July 31, 2000 relates to the elimination of $5,329,758 and $7,811,213, respectively, of net sales made to independent third party distributors and related cost of sales of $2,964,157 and $4,972,820, respectively, and the related tax effect, which were improperly recognized as revenue since the products were later returned or repurchased by the Company.

In addition, the Company reviewed its revenue recognition policy, reserve policies and its accounting for certain other transactions. As a result of this review, for the nine months ended July 31, 2000, the Company recorded a non-cash charge of $19,206,000 and the related tax effect, representing the Company's portion of the losses incurred by an affiliate accounted for under the equity method in accordance with the provisions of EITF No. 99-10, "Percentage Used to Determine the Amount of Equity Method Losses," and a relating net reduction for post acquisition amortization of $385,500, after the Company acquired the remaining 80% interest in this entity in April 2000. (See Note 4).

The effect of the restatement for the three and nine months ended July 31, 2000 is as follows:

                                            Three months ended July 31, 2000                  Nine months ended July 31, 2000
                                  -------------------------------------------------------------------------------------------------
                                   As Reported      Restatement      As Restated      As Reported      Restatement     As Restated
                                  -------------    -------------    -------------   -------------    -------------    -------------
Statement of
Operations Data:

Net sales                         $  71,472,587    $  (5,329,758)   $  66,142,829   $ 264,398,385    $  (7,811,213)   $ 256,587,172
Cost of sales                        40,100,344       (2,787,157)      37,313,187     168,155,154       (4,795,820)     163,359,334
Depreciation and                      3,821,587         (562,500)       3,259,087       7,398,042         (562,500)       6,835,542
amortization
Income from
operations*                           6,629,342       (1,980,101)       4,649,241      23,127,252       (3,323,776)      19,803,475

Equity in loss of
affiliate                                    --               --               --         762,682       19,206,000       19,968,682
Income (loss) before
provision for income
taxes                                 4,993,724       (1,980,101)       3,013,623      17,847,861      (21,658,893)      (3,811,032)

Provision (benefit)
for income taxes
                                      1,544,753         (752,438)         792,315       6,258,022       (7,796,379)      (1,538,357)
Net income (loss)                     3,448,971       (1,227,663)       2,221,308      11,589,839      (13,862,514)      (2,272,675)
Basic income (loss)
per share                                  0.12            (0.04)            0.08            0.45            (0.54)           (0.09)

Diluted income
(loss) per share                           0.12            (0.05)            0.07            0.43            (0.52)           (0.09)


* The gain on sale of subsidiary of $870,883 was reclassified from general and administrative expenses to non-operating expenses for the nine months ended July 31, 2000.

                                                            July 31, 2000
                                                     As Reported     As Restated
                                                     ------------   ------------
Balance Sheet Data

  Accounts receivable                                $ 85,173,092   $ 79,554,523

  Inventories, net                                     41,214,022     43,739,904

  Prepaid royalties - current                          20,844,252     24,221,546

  Intangibles, net                                    116,442,511     94,499,011

  Total assets                                        299,368,847    277,709,954

  Accrued expenses                                     17,680,878      9,884,499

  Total liabilities                                   117,314,127    109,517,748

  Retained earnings                                    31,096,526     17,234,012

  Total liabilities and stockholders' equity          299,368,847    277,709,954

Amendment of Credit Agreement

As a result of the restatement, in February 2002, the Company retroactively amended its covenants under the credit agreement with Bank of America, N.A. to December 1999. Accordingly, as of July 31, 2000, the Company was in compliance with the covenants, as amended.

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

Prepaid royalties were not written down for the three months ended July 31, 2000 and 1999. For the nine months ended July 31, 2000 and 1999, prepaid royalties were written down by $109,942 and $844,112, respectively, to estimated net realizable value. Amortization of prepaid royalties amounted to $6,222,845 and $6,308,905 for the three months ended July 31, 2000 and 1999, respectively, and $10,975,361 and $10,191,276 for the nine months ended July 31, 2000 and 1999, respectively.

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

Recently Issued Accounting Announcements

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

Revenue Recognition

Distribution revenue is derived from the sale of third-party interactive software games and hardware and is recognized upon the shipment of product to retailers. Distribution revenue amounted to $27,697,767 and $20,946,961 for the three months ended July 31, 2000 and 1999, respectively, and $120,857,856 and $86,362,777 for the nine months ended July 31, 2000 and 1999, respectively. The Company at times negotiates accommodations to retailers, including price discounts, credits and product returns, when demand for specific products fall below expectations. The Company's distribution arrangements with retailers generally do not give them the right to return products, however, the Company generally accepts product returns for stock balancing or defective products. Historically, the Company's write-offs for returns from its distribution activities have been less than 1% of distribution revenues.

Publishing revenue is derived from the sale of internally developed interactive software games or from the sale of product licensed from a third party developer and is recognized upon the shipment of product to retailers. Publishing revenue amounted to $38,445,061 and $42,615,509 for the three months ended July 31, 2000 and 1999, respectively, and $135,729,316 and $97,645,678 for the nine months ended July 31, 2000 and 1999, respectively. The Company's publishing arrangements require the Company to accept product returns. A reserve is established at the time of product sales, based primarily on these return policies, markdown allowances, and historical return rates, and as such, the Company recognizes revenues net of product returns. The Company has historically experienced a product return rate of approximately 10% of gross publishing revenues.

4. Business Acquisitions

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

Until October 31, 1999, the Company recognized its proportionate share of the losses in Gathering using the equity method of accounting. Effective November 1, 1999, the Company recognized its share of losses in accordance with the provisions of EITF 99-10. This resulted in an additional charge of $19,206,000 in the second quarter of fiscal 2000.

In April 2000, the Company acquired the remaining 80.1% of the equity interest of Gathering for 1,060,000 shares of its Common Stock (valued at $10.4 million) and assumed liabilities of approximately $3 million. The aforementioned charge of $19,206,000 effectively reduced the cost of Gathering by the same amount, and resulted in a net reduction for post acquisition amortization of $385,000 comprised of a $562,500 reduction of the amortization of intangible assets offset by an increase of $177,000 in the amortization of prepaid royalties. See
Note 2.

The acquisition has been accounted for as purchase. The Consolidated Condensed Statements of Operations include the operating results of each business from the date of acquisition.

The following unaudited pro forma results below assumes the acquisitions of Toga Holding, BV ("Toga") and Gathering occurred on November 1, 1998:

                                            Nine Months Ended  Nine Months Ended
                                               July 31, 2000      July 31, 1999
                                              ---------------    ---------------
Net Sales                                     $   263,879,053    $   200,200,341
Net (Loss) income                             $    (1,836,272)   $     1,455,908
Net (Loss) income per share (basic)           $         (0.07)   $          0.06
Net (Loss) income per share (fully diluted)   $         (0.07)   $          0.06

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions of Toga and Gathering been consummated as of November 1, 1998 nor are they necessarily indicative of future operating results.

5. Loan Payable

In July 2000, the Company entered into a subordinated loan agreement with Finova Mezzanine Capital Inc. ("Finova") in the principal amount of $15 million. The loan is payable in full in July 2005, and bears interest at the rate of 12.5% per annum, payable monthly. In connection with the loan, the Company issued to Finova a five year warrant to purchase 451,747 shares of Common Stock exercisable at the price of $11.875 per share. Subject to the outstanding loan balance, the warrant entitles Finova to receive additional shares of Common Stock for three consecutive years commencing July 2003, and contains certain anti-dilution provisions. The Company has recorded the loan net of discount of $2,926,963 to reflect an allocation of the proceeds to the estimated value of the warrant. The discount is being amortized using the "interest method" over the term of the financing.

6.  Income Taxes

The provisions for income taxes for the three months ended, as well as for the nine months ended July 31, 2000 and 1999 are based on the Company's estimated annualized tax rate for the respective years, after giving effect to the utilization of available tax credits and tax planning opportunities.

7.  Net Income (Loss) per Share

The following table provides a reconciliation of basic earnings per share to diluted earnings per share for the three and nine months ended July 31, 2000 and 1999.

                                                  Net Income                    Per Share
                                                    (loss)          Shares        Amount
                                                  -----------    -----------   -----------
Three Months Ended July 31, 2000 - Restated:
  Basic                                           $ 2,221,308     29,061,499   $       .08

  Effect of dilutive securities - Stock options
     and warrants                                                    817,766          (.01)
                                                  -----------    -----------   -----------
  Diluted                                         $ 2,221,308     29,879,265   $       .07
                                                  ===========    ===========   ===========

Three Months Ended July 31, 1999
  Basic                                           $ 2,707,824     22,440,547   $       .12
  Effect of dilutive securities - Stock options
     and warrants                                                    851,994            --
                                                  -----------    -----------   -----------
  Diluted                                         $ 2,707,824     23,292,541   $       .12
                                                  ===========    ===========   ===========

Nine Months Ended July 31, 2000 - Restated:
  Basic  and Diluted                              $(2,272,675)    25,981,014   $      (.09)

Nine Months Ended July 31, 1999:
  Basic                                           $ 7,163,832     19,939,990   $       .36
  Effect of dilutive securities - Stock options
     and warrants                                                  1,265,210          (.02)
                                                  -----------    -----------   -----------
  Diluted                                         $ 7,163,832     21,205,200   $       .34
                                                  ===========    ===========   ===========


As the Company reported net losses for the nine months ended July 31, 2000, all 1,011,471 of the options and warrants outstanding for the period were anti-dilutive, and therefore, there were no reconciling items between basic and diluted loss per share. The computations for diluted number of shares for the three months ended July 31, 2000 excludes unexercised stock options and warrants which are anti-dilutive.

8. Disposition of Asset

In June 2000, the Company sold its 19.9% equity interest in Bungie Software ("Bungie") to Microsoft Corporation for approximately $5 million (or 19.9% of $25,000,000, the total share consideration paid to Bungie shareholders). Separately, the Company sold its publishing and distribution rights to Halo for $4,000,000 and acquired a royalty free license to Bungie's Halo technology for two products. In addition, the Company was granted all of Bungie's right, title and interest to the best selling Myth franchise and the highly anticipated upcoming PC and Playstation(R)2 game, Oni, titles which the Company had previously only held certain distribution rights.

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

As a result of the investigation, the Company restated its previously issued consolidated financial statements for fiscal 2000 and each of the quarters in fiscal 2000 and the first three quarters in fiscal 2001. The restatement of the financial statements for the three and nine months ended July 31, 2000 relates to the elimination of $5,329,758 and $7,811,213, respectively, of net sales made to independent third party distributors and related cost of sales of $2,964,157 and $4,972,820, respectively, and the related tax effect, which were improperly recognized as revenue since the products were later returned or repurchased by the Company.

In addition, the Company reviewed its revenue recognition policy, reserve policies and its accounting for certain other transactions. For the nine months ended July 31, 2000, the Company recorded a non-cash charge of $19,206,000 and the related tax effect, representing the Company's portion of the losses incurred by an affiliate accounted for under the equity method in accordance with the provisions of EITF No. 99-10, "Percentage Used to Determine the Amount of Equity Method Losses," and a relating net reduction for post acquisition amortization of $385,500, after the Company acquired the remaining 80% interest in this entity in April 2000. See Notes 2 and 4 of Notes to Unaudited Consolidated Condensed Financial Statements.

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

Research and development costs (consisting primarily of salaries and related costs) incurred prior to establishing technological feasibility are expensed in accordance with Statement of Financial Accounting Standards ("FAS") No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". In accordance with FAS No. 86, the Company capitalizes software development costs subsequent to establishing technological feasibility (completion of a detailed program design) which is amortized (included in cost of sales) based on the greater of the proportion of current year sales to total estimated sales commencing with the product's release or the straight line method. At July 31, 2000, the Company had $9,796,522 of capitalized software development costs. The Company evaluates the recoverability of capitalized software, the amount in excess of estimated net realizable value may have a material adverse effect on the Company's operating results in future periods. See Note 3 to Notes to Consolidated Condensed Financial Statements.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations:

                                             Three Months Ended  Nine Months Ended
                                                  July 31,          July 31,
                                                  --------          --------
                                               2000               2000
                                             Restated   1999    Restated     1999
                                               ----     ----      ----       ----
Net sales                                     100.0%    100.0%    100.0%     100.0%

Cost of sales                                  56.4      69.1      63.7       72.6

Selling and marketing                          13.7      10.9      13.3        8.9

General and administrative                     13.8      10.7      10.4        9.5

Research and development costs                  2.5       1.6       1.8        1.2

Depreciation and amortization                   4.9       1.1       2.7         .9

One time charge related to
     abandoned offering                         1.7      --         0.4       --

Interest expense, net                           2.5        .7       1.8        1.1

Provision (benefit) income taxes                1.2       1.8      (0.6)       1.9

Net income                                      3.4       4.3      (0.9)       3.8

Results of Three Months Ended July 31, 2000 and 1999

Net sales increased by $2,580,359 or 4.1%, to $66,142,829 for the three months ended July 31, 2000 from $63,562,470 for the three months ended July 31, 1999. The increase in net sales was primarily attributable to the Company's expanded distribution operations. Distribution revenues increased by $6,750,806 or 32.2%, to $27,697,767 for the three months ended July 31, 2000 from $20,946,961 for the three months ended July 31, 1999. Publishing revenues of $38,445,062 for the three months ended July 31, 2000 (which included licensing revenue of approximately $5.5 million) remained relatively constant compared to the three months ended July 31, 1999. The Company recorded approximately $5.5 million for licensing revenue as part of the Company's publishing revenues.

Cost of sales decreased by $6,617,914 or 15.1% to $37,313,187 for the three months ended July 31, 2000 from $43,931,101 for the three months ended July 31, 1999. Cost of sales as a percentage of net sales decreased from 69.1% to 56.4%. The Company attributes this decrease primarily to the continued growth in its publishing margins due to higher PC sales and expanding distribution and budget publishing margins. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and marketing expenses increased by $2,129,612, or 30.7%, to $9,055,486 for the three months ended July 31, 2000 from $6,925,874 for the three months ended July 31, 1999. As a percentage of net sales, selling and marketing expenses increased to 13.7% for the three months ended July 31, 2000 from 10.9% for the three months ended July 31, 1999. The increase in both absolute dollars and as a percentage of net sales was primarily attributable to the acquisition of Gathering of Developers, Ltd, which was previously accounted for under the equity method and increased marketing and promotion efforts undertaken to broaden product distribution.

General and administrative expenses increased by $2,326,361, or 34.3%, to $9,105,921 for the three months ended July 31, 2000 from $6,779,560 for the three months ended July 31, 1999. General and administrative expenses as a percentage of net sales increased to 13.8% for the three months ended July 31, 2000 from 10.7% for the three months ended July 31, 1999. This increase in both absolute dollars and as a percentage of net sales is a result of increased personnel through its acquisitions.

Research and development costs increased by $669,892, or 67.9%, to $1,656,737 for the three months ended July 31, 2000 from $986,845 for the three months ended July 31, 1999. This increase was primarily attributable to the expansion of the Company's product development operations. Research and development costs as a percentage of net sales remained relatively constant.

Depreciation and amortization expense increased by $2,528,941 or 346.4%, to $3,259,087 for the three months ended July 31, 2000 from $730,146 for the three months ended July 31, 1999. The increase was primarily due to the amortization of intangible assets from acquisitions.

The Company incurred a one-time charge of $1,103,170 in the three months ended July 31, 2000 covering professional fees and other expenses related to an abandoned offering to list a subsidiary's stock on EASDAQ.

Interest expense increased by $1,181,793, or 260.4%, to $1,635,618 for the three months ended July 31, 2000 from $453,825 for the three months ended July 31, 1999. The increase resulted from expanded credit facilities, as well as the amortization of fees paid in connection with financing activities.

Income taxes decreased by $365,953, or 31.6% to $792,315 for the three months ended July 31, 2000 from $1,158,268 for the three months ended July 31, 1999. The decrease in absolute dollars resulted primarily from lower pre-tax income. Income tax expense as a percentage of net sales remained constant.

As a result of the foregoing, the Company achieved net income of $2,221,308 for the three months ended July 31, 2000, as compared to net income of $2,707,824 for the three months ended July 31, 1999.

Results of Nine Months Ended July 31, 2000 and 1999

Net sales increased by $72,578,717 or 39.4% to $256,587,172 for the nine months ended July 31, 2000 from $184,008,455 for the nine months ended July 31, 1999. The increase in net sales was primarily attributable to the Company's expanded presence in international markets. International publishing revenues increased by $25,991,128 or 55.4%, to $72,880,996 for the nine months ended July 31, 2000 from $46,889,868 for the nine months ended July 31, 1999. Revenues from distribution activities increased by $34,495,079, or 39.9% to $120,857,856 for the nine months ended July 31, 2000 from $86,362,777 for the nine months ended July 31, 1999.

Cost of sales increased by $29,805,376 or 22.3% to $163,359,334 for the nine months ended July 31, 2000 from $133,553,958 for the nine months ended July 31, 1999. This increase was primarily a result of the expanded scope of the Company's operations. Cost of sales as a percentage of net sales decreased primarily due to the higher margin publishing activities. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and marketing expenses increased by $17,827,828, or 108.6%, to $34,243,171 for the nine months ended July 31, 2000 from $16,415,343 for the nine months ended July 31, 1999. Selling and marketing expenses as a percentage of net sales increased to 13.3% for the nine months ended July 31, 2000 from 8.9% for the nine months ended July 31, 1999. The increase in both absolute dollars and as a percentage of net sales was primarily attributable to the acquisition of Gathering of Developers, Ltd, which was previously accounted for under the equity method and increased marketing and promotion efforts undertaken to broaden product distribution and to assist retailers in positioning our products for sale to consumers.

General and administrative expenses increased by $9,179,494, or 52.7%, to $26,596,435 for the nine months ended July 31, 2000 from $17,416,941 for the nine months ended July 31, 1999. The increase in absolute dollars and as a percentage of net sales was primarily attributable to increased costs associated with the Company's expanded operations through its acquisitions.

Research and development costs increased by $2,435,051, or 110.1%, to $4,646,045 for the nine months ended July 31, 2000 from $2,210,994 for the nine months ended July 31, 1999. This increase was primarily attributable to the Company's expansion of its product development operations.

Depreciation and amortization expense increased by $5,091,975 or 292.0%, to $6,835,542 for the nine months ended July 31, 2000 from $1,743,567 for the nine months ended July 31, 1999. The increase was primarily due to the amortization of intangible assets from acquisitions.

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

Equity in loss of affiliate increased for the nine months ended July 31, 2000. In accordance with EITF 99-10, the Company incurred a charge of $19,968,682 for the Company's share of losses incurred by Gathering of Developers ("Gathering") prior to the acquisition for the then remaining interest in Gathering. The increase over the prior period is the result of increased losses at Gathering coupled with the implementation of EITF 99-10. See Notes 2 and 4 of Notes to Unaudited Consolidated Condensed Financial Statements.

Income taxes decreased by $5,099,855, or 143.2% to a tax benefit of $1,538,357 for the nine months ended July 31, 1999 from a tax provision of $3,561,498 for the nine months ended July 31, 1999. The decrease resulted primarily from decreased pre-tax income.

As a result of the foregoing, the Company incurred a net loss of $2,272,675 for the nine months ended July 31, 2000, as compared to net income of $7,163,832 for the nine months ended July 31, 1999.

Liquidity and Capital Resources

The Company's primary capital requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically financed its operations primarily through the issuance of debt and equity securities and bank borrowings. At July 31, 2000, the Company had working capital of $70,070,952 as compared to $41,438,968 at October 31, 1999.

Net cash used in operating activities for the nine months ended July 31, 2000 was $27,258,179 compared to net cash used by operating activities of $9,616,679 for the nine months ended July 31, 1999. The increase in net cash used in operating activities was primarily attributable to an increase in prepaid royalties and capitalized software costs. Net cash used in investing activities for the nine months ended July 31, 2000 was $9,631,445 as compared to net cash used in investing activities of $5,864,789 for the nine months ended July 31, 1999. The increase in net cash used in investing was primarily attributable to the Company's acquisition activities. Net cash provided by financing activities for the nine months ended July 31, 2000 was $32,394,579 as compared to net cash provided by financing activities of $16,105,346 for the nine months ended July 31, 1999. The increase in net cash provided by financing activities was primarily attributed to cash received from the loan with Finova, cash received from private placements and the impact of increased exercises of stock options. At July 31, 2000, the Company had cash and cash equivalents of $2,631,068.

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

In December 1999, the Company entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent, which provides for borrowings of up to $75,000,000. The Company may increase the credit line to up to $85,000,000 subject to certain conditions. Interest accrues on such advances at the bank's prime rate plus .5% or at LIBOR plus 2.5%. Borrowings under the line of credit are collaterized by all of the Company's assets. Under the terms of the credit agreement, the Company is required to comply with certain financial, affirmative and negative covenants, including consolidated net worth, consolidated leverage ratio and consolidated fixed charge ratio. In addition, the credit agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. In February 2002, certain financial covenants and several other covenants were amended retroactively to December 1999. Accordingly, as of July 31, 2000, the Company was in compliance with the covenants, as amended. The line of credit expires on December 7, 2002. The outstanding balance under the revolving line of credit is $32,291,878 as of July 31, 2000.

In July 2000, the Company entered into a subordinated loan agreement with Finova in the principal amount of $15 million. The loan is payable in full in July 2005, and bears interest at the rate of 12.5% per annum, payable monthly.

In July 2000, the Company received net proceeds of $11,174,149 from the sale of common stock.

The Company's accounts receivable, less an allowance for doubtful accounts and returns, at July 31, 2000 were $79,554,523. None of the Company's customers accounted for more than 10% of accounts receivable at July 31, 2000. Most of the Company's receivables are covered by insurance and generally have been collected in the ordinary course of business. The Company's sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. The Company does not hold any collateral to secure payment from customers. As a result, the Company is subject to credit risks, particularly in the event that any of the receivables represent sales to a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect its accounts receivable as they become due and such accounts are not covered by insurance, the Company's liquidity and working capital position would be materially adversely affected.

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

International Operations

Product sales in international markets, primarily in the United Kingdom and other countries in Europe and the Pacific Rim, have accounted for an increasing portion of the Company's revenues. For the nine months ended July 31, 2000 and 1999, sales of products in international markets accounted for approximately 33.8% and 29.9%, respectively, of the Company's revenues. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results. Product sales in France and Germany are made in local currencies.

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

Take-Two Interactive Software, Inc.


By: /s/  Kelly Sumner                                     Dated: April 16, 2002
    ----------------------------
         Kelly Sumner
         Chief Executive Officer