Form 10-K/A
period 2000-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2002-04-19
CIK 946581

================================================================================

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

                          Common Stock, $.01 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The Issuer's revenues for the fiscal year ended October 31, 2000 were $365,296,000.

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

                      Documents Incorporated by Reference:

                   Proxy Statement Relating to Annual Meeting
                          (incorporated into Part III)

================================================================================

                                     PART I


In November 2001, the Company engaged outside counsel to conduct an investigation into the Company's accounting treatment of certain transactions in fiscal 2000 and 2001. Counsel was assisted in its investigation by forensic accountants. As a result of the investigation, the Company restated its previously issued consolidated financial statements for fiscal 2000 and each of the quarters in fiscal 2000 and the first three quarters in fiscal 2001. All financial data in this Report reflects the effects of this restatement for fiscal 2000. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for details regarding the restatement, Item
3. Legal Proceedings for a discussion of the investigation and Notes 2 and 18 to Consolidated Financial Statements.


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

Software Products

         We release titles with potential for broad consumer appeal. For the year ended October 31, 1999, GTA2 shipped more than one million copies and with Grand Theft Auto accounted for approximately 16.4% of our revenues. We released more than sixty titles during the year ended October 31, 2000. For such year, our five best-selling titles in the aggregate accounted for approximately 12.7% of our revenues, with Smuggler's Run and Rainbow Six accounting for approximately 3.3% and 2.7%, respectively, of our revenues.

         We plan to deliver high-profile game content for both PC and evolving console markets, particularly for next-generation platforms with potential for significant market penetration, including the following titles:


     Title                            Platform        Genre                       Description
     -----                            --------        -----                       -----------
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

     Mafia                            PC              Third-person role           Chicago. The 1930's. Prohibition. The real
                                                      playing                     American underworld.

     Max Payne                        PC              Third-person                NYC is gripped by a new crime wave.  One
                                                      action/adventure            man can save the city.  His name is Payne,
                                                                                  Max Payne.

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

     Austin Powers                    PS2             Third-person                The international man of mystery is back,
                                                      action/adventure/           baby, yeah!
                                                      comedy

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

         As a result of the investigation and other reviews we performed, we restated our previously issued consolidated financial statements for fiscal 2000, each of the quarters in such year, and the first three quarters of 2001. The effect of the restatement on fiscal 2000 is presented in Item 7. Management's Discussion and Analysis of the Financial Condition and Results of Operations and in Notes 2 and 18 of the Notes to the Consolidated Financial Statements.

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


                                                      High             Low
                                                      ----             ---
     Fiscal Year Ended October 31, 1998
     ----------------------------------

     First Quarter................................    7.50              4.50
     Second Quarter...............................    8.69              6.25
     Third Quarter................................    8.75              5.44
     Fourth Quarter...............................    6.75              4.75

     Fiscal Year Ended October 31, 1999
     ----------------------------------
     First Quarter................................   13.38              5.88
     Second Quarter...............................   13.63              7.56
     Third Quarter................................    9.69              6.88
     Fourth Quarter...............................   11.50              7.00

     Fiscal Year Ending October 31, 2000
     -----------------------------------
     First Quarter................................   17.50             10.00
     Second Quarter...............................   18.94              8.00
     Third Quarter................................   13.50              8.88
     Fourth Quarter...............................   16.50              9.00

     Fiscal Year Ending October 31, 2001
     -----------------------------------
     First Quarter
     (through January 23, 2001)...................   13.44              8.63


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

Item 6.      Selected Financial Data.

                                                             (in thousands, except per share data)

Statement of Operations Data:                                       Fiscal Year Ended October 31
                                               ------------------------------------------------------------------------
                                                   2000          1999           1998           1997            1996
                                               -----------    -----------    -----------    -----------     -----------
                                                 Restated
Net sales .................................    $   365,296    $   305,932    $   194,052    $    97,341     $    55,123
Income (loss) from operations .............         33,309         27,381         10,690           (895)          2,032
Net income (loss) .........................          6,417         16,332          7,181         (2,768)          1,682
Net income (loss) per share
     Basic ................................    $       .23    $       .79    $       .49    $      (.25)    $       .16
     Diluted ..............................            .23            .76            .42           (.25)            .15
Net income (loss) per share attributable to
common stockholders - Diluted .............            .23            .76            .37           (.31)            .06


Balance Sheet Data:                                    As of October 31
                                ------------------------------------------------------------------
                                   2000          1999          1998           1997         1996
                                ----------    ----------    ----------    ----------    ----------
                                 Restated
Cash and cash equivalents...    $    5,245    $   10,374    $    2,763    $    2,372    $      737
Working capital ............        70,018        41,439        21,797        16,037          (290)
Total assets ...............       330,950       231,712       109,385        56,395        24,209
Total debt .................        96,873        56,137        30,808        22,031         9,127
Total liabilities ..........       160,758       146,609        73,820        44,460        20,026
Stockholders' equity .......       170,192        85,103        35,566        11,935         4,183


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Restatement of Financial Statements


         In November 2001, in connection with an informal and voluntary request from the SEC to provide documents, we engaged outside counsel to conduct an investigation into our accounting treatment of certain transactions in fiscal 2000 and 2001. Counsel retained advisors to perform a forensic accounting investigation.

         As a result of the investigation, we restated our previously issued consolidated financial statements for fiscal 2000, and each of the quarters in fiscal 2000, and the first three quarters of fiscal 2001. The restatement of the financial statements for fiscal 2000 relates to the elimination of $15,367,000 of net sales made to certain independent third-party distributors and related cost of sales of $8,702,000, and the related tax effect, which were improperly recognized as revenue and later returned or repurchased by us.

         In addition, we reviewed our revenue recognition policy, reserve policies and our accounting for certain other transactions. As a result of this review, we restated our previously issued consolidated financial statements for fiscal 2000 for the following transactions and the related tax effect:

         o The elimination of $3,780,000 of net sales and related cost of sales of $2,236,000 that was previously recognized for products that had not been shipped within the period;


         o A charge of $19,206,000 to record our portion of the losses incurred by an affiliate accounted for under the equity method in accordance with the provisions of EITF Issue No. 99-10, and a related net reduction for primarily post acquisition amortization of $710,000 after we acquired the remaining 80% interest in this entity. See
            Note 4 of Notes to Consolidated Financial Statements; and

         o The elimination of $2,563,000 of license revenue in connection with a business combination. As a result, the Company will record a reduction of post acquisition amortization. See Note 5 of Notes to Consolidated Financial Statements.

Our financial statements for fiscal 2000 have been restated including certain reclassifications as follows (and are presented in thousands, except per share data):



                                                                     Year ended
                                                                  October 31, 2000
                                                            ---------------------------
                                                            As Reported     As Restated
                                                            -----------     -----------
         Statement of Operations Data:
         Net sales                                         $   387,006     $   365,296
         Cost of sales                                     $   247,796     $   237,273
         Depreciation and amortization                     $     9,805     $     8,680
         Income from operations(1)                         $    45,061     $    33,309
         Equity in loss of affiliate                       $       763     $    19,969
         Income before provision for income taxes          $    38,229     $     8,961
         Provision for income taxes                        $    13,266     $     2,544
         Net income                                        $    24,963     $     6,417
         Basic income per share                            $      0.91     $      0.23
         Diluted income per share                          $      0.88     $      0.23

(1) Gives effect to the reclassification of a $1,690,000 gain on sale of a business from an operating to a non-operating item.

                                                                              October 31, 2000
                                                                        -----------------------------
                                                                        As Reported       As Restated
                                                                        -----------       -----------
         Balance Sheet Data
           Accounts receivable                                              $ 134,877      $ 118,440
           Inventories                                                      $  44,922      $  51,662
           Prepaid royalties - current                                      $  19,721      $  24,093
           Deferred tax assets*                                             $     666      $   9,243
           Intangible assets                                                $  90,505      $  66,562
           Total assets                                                     $ 351,641      $ 330,950
           Accrued expenses and other current liabilities                   $  19,357      $  15,476
           Total liabilities                                                $ 164,639      $ 160,758
           Retained earnings                                                $  43,365      $  24,819
           Accumulated other comprehensive loss                             $ (14,408)     $ (12,672)
           Total liabilities and stockholders' equity                       $ 351,641      $ 330,950

* Deferred tax assets were restated to provide deferred taxes for unrealized gains or losses on investments with a corresponding adjustment to additional paid-in capital.

         The Company also restated the quarterly results of operations for each of the quarters in the fiscal year ending October 31, 2000 for the matters described above (see Note 17).



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

     Overview

         We are a leading global developer, publisher and distributor of interactive software games. Our software operates on PCs and video game consoles manufactured by Sony, Nintendo and Sega. The following table sets forth the percentages of our publishing revenues derived from sales of titles for specific platforms during the periods indicated:


                                                                        Year Ended October 31
                                                     --------------------------------------------------------
     Platform                                             2000                1999                1998
     ---------                                            ----                ----                ----
     PC............................................        38.9%               44.0%               28.5%
     Sony PlayStation..............................        28.2                34.8                42.3
     Sony PlayStation 2............................        15.5                --                  --
     Nintendo GameBoy..............................         7.7                 6.0                --
     Sega Dreamcast................................         6.3                 0.2                --
     Nintendo 64...................................         3.4                15.0                29.2
                                                     ----------------    ---------------     ----------------
                                                          100.0%             100.0%               100.0%

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

         Capitalized Costs. Our agreements with licensors and developers generally require us to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are amortized at the contractual royalty rate as cost of sales based on actual net sales. At October 31, 2000, we had prepaid royalties of $25,396,000. We also capitalize internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs is based on the greater of the proportion of current year sales to total estimated sales commencing with the title's release or the straight line method. At October 31, 2000, we had capitalized software development costs of $9,613,000. We continually evaluate the recoverability of capitalized costs. If we were required to write-off these payments or costs to a material extent in future periods, our results of operations would be adversely affected.

Results of Operations

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations:

                                                                         Year Ended October 31
                                                        ----------------------------------------------------
                                                              2000              1999              1998
                                                              ----              ----              ----
     Net sales.....................................           100.0%            100.0%            100.0%
     Cost of sales.................................            65.0              70.3              76.0
     Selling and marketing.........................            11.7               9.8               9.6
     General and administration....................            10.0               8.2               7.0
     Research and development costs................             1.6               1.7               0.9
     Depreciation and amortization.................             2.4               0.9               0.9
     Interest expense..............................             1.7               1.0               1.9
     Income taxes..................................             0.7               2.6              (0.2)
     Net income....................................             1.8               5.3               3.7



Fiscal Years Ended October 31, 2000 and 1999

         Net Sales. Net sales increased by $59,364,000, or 19.4%, to $365,296,000 for fiscal 2000 from $305,932,000 for fiscal 1999. The increase reflects the expansion of our global publishing and distribution businesses, with substantially all of the increase attributable to internal growth. Publishing revenues increased by $27,078,000, or 16.9%, to $187,413,000 for fiscal 2000 from $160,335,000 for fiscal 1999. Distribution revenues increased by $32,286,000, or 22.2%, to $177,883,000 for fiscal 2000 from $145,597,000 for fiscal 1999.

         For fiscal 2000, publishing and distribution activities accounted for approximately 51.3% and 48.7%, respectively, of our net sales. For this year, software products designed for PC and video game console platforms accounted for approximately 19.8% and 55.5%, respectively, of our net sales, with video game hardware and peripherals accounting for 20.4% of net sales. International operations accounted for approximately $103,515,000 or 28.3% of our net sales for fiscal 2000.

         Cost of Sales. Cost of sales increased by $22,151,000, or 10.3%, to $237,273,000 for fiscal 2000 from $215,122,000 for fiscal 1999. The increase was primarily a result of the expanded scope of our operations and was consistent with revenue growth. Cost of sales as a percentage of net sales decreased to 65.0% for fiscal 2000 from 70.3% for fiscal 1999. This decrease was primarily due to an increase in our higher margin publishing activities.

         Selling and Marketing. Selling and marketing expenses increased by $12,746,000, or 42.3%, to $42,854,000 for fiscal 2000 from $30,108,000 for fiscal 1999. Selling and marketing expenses as a percentage of net sales increased to 11.7% for fiscal 2000 from 9.8% for fiscal 1999. The increases were due to increased marketing costs associated with establishing our publishing programs and brand names.

         General and Administrative. General and administrative expenses increased by $11,173,000 or 44.3%, to $36,409,000 for fiscal 2000 from
$25,236,000 for fiscal 1999. General and administrative expenses as a percentage of net sales increased to 10.0% for fiscal 2000 from 8.2% for fiscal 1999. The increases were due to additional salaries, rent, insurance premiums and professional fees in connection with our expanded operations.

         Research and Development. Research and development costs increased by $405,000, or 7.7%, to $5,668,000 for fiscal 2000 from $5,263,000 for fiscal
1999. Research and development costs as a percentage of sales decreased to 1.6% for fiscal 2000 from 1.7% for fiscal 1999.

         Depreciation and Amortization. Depreciation and amortization expense increased by $5,858,000, or 207.6%, to $8,680,000 for fiscal 2000 from
$2,822,000 for fiscal 1999. Depreciation and amortization expense as a percentage of net sales increased to 2.4% for fiscal 2000 from 0.9% for fiscal 1999. The increases were attributable to the amortization of goodwill associated with the acquisition of Toga Holdings, Gathering of Developers and DMA Design Limited. We sold Toga Holdings in October 2000.

         Interest Expense. Interest expense increased by $3,159,000, or 108.6%, to $6,069,000 for fiscal 2000 from $2,910,000 for fiscal 1999. The increase was primarily a result of increased borrowings and the amortized portion of the expenses relating to a subordinated loan.


         Income Taxes. Income taxes decreased by $5,550,000 or 68.6% to $2,544,000 as compared to a tax provision of $8,094,000 for fiscal 1999. The decrease in the effective tax rate to 28.4% in fiscal 2000 as compared to 33.1% in fiscal 1999 is primarily attributable to foreign tax rate differentials.


         Net Income. As a result of the foregoing, we achieved net income of $6,417,000 for fiscal 2000, as compared to net income of $16,332,000 for fiscal 1999. The results for fiscal 2000 included a charge of $1,103,000 consisting primarily of professional fees related to an abandoned offering, a loss of $286,000 relating to the sale of Toga Holdings and a gain of $1,976,000 relating to the sale of DVDWave.

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

         The following table sets forth our quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

    Quarter Ended                10/31/00     7/31/00    4/30/00      1/31/00    10/31/99     7/31/99    4/30/99    1/31/99
    ---------------------------  --------     -------    -------      -------    --------     -------    -------    -------
                               (Restated)
                               ----------
    Net Sales..............      $108,708     $66,142    $69,750     $120,695    $121,924     $63,562    $52,165    $68,281

    Operating income               12,634       4,649      8,333        7,693      14,713       4,209      3,334      5,125

    Basic earnings
    per share..............          0.28        0.08     (0.33)         0.17        0.39        0.12       0.08       0.16

    Diluted earnings
    per share...............         0.27        0.07     (0.33)         0.16        0.39        0.12       0.08       0.15


Liquidity and Capital Resources


         Our primary capital requirements have been and will continue to be to fund developing, publishing and distributing our software products. We have historically financed our operations through cash flow from operations, the issuance of debt and equity securities and bank borrowings. At October 31, 2000, we had working capital of $70,018,000 as compared to working capital of $41,439,000 at October 31, 1999.

         Net cash used in operating activities for fiscal 2000 was $54,230,000 as compared to $16,748,000 for fiscal 1999 and $8,022,000 for fiscal 1998. The significant increase was primarily attributable to increased levels of receivables, inventories and advances to developers, reflecting substantial growth in our operations. Because we have invested heavily during recent years to position our company as a top-tier software publisher, we have experienced negative cash flows from operations. Looking forward, we are focusing our principal efforts on generating positive cash flow, and we expect to achieve positive cash flow from operations for the fiscal quarter ending January 31, 2001.


         Net cash used in investing activities for fiscal 2000 was $12,906,000 as compared to $21,540,000 for fiscal 1999 and $727,000 for fiscal 1998. The increase was primarily the result of cash paid for investments and acquisitions.


         Net cash provided by financing activities for fiscal 2000 was $70,535,000 as compared to $46,780,000 for fiscal l999 and $9,017,000 for fiscal
1998. The increase was primarily the result of increased borrowings under our line of credit, the proceeds from private placements of common stock in April and July 2000 aggregating $21,285,000 and a subordinated loan financing in July 2000 in the amount of $15,000,000. At October 31, 2000, we had cash and cash equivalents of $5,245,000.


         In December 1999, we entered into a credit agreement, as amended, with a group of lenders led by Bank of America, N.A., as agent, which currently provides for borrowings of up to $90,000,000 (decreasing to $75,000,000 in March
2001). Thereafter, we may increase the credit line to up to $85,000,000 subject to certain conditions. Generally, advances under the line of credit are based on a borrowing formula equal to the lesser of (1) the borrowing limit or (2) 80% of eligible accounts receivable, plus 50% of eligible inventory. Interest accrues on such advances at the bank's prime rate plus 0.5%, or at LIBOR plus 2.5%. Borrowings under the line of credit are collateralized by our accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of our domestic subsidiaries. In addition to certain financial covenants, the loan agreement limits or prohibits us from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. In February 2002, certain financial covenants and several other covenants were amended retroactively to December 1999. Accordingly, as of October 31, 2000, we were in compliance with the covenants, as amended. The line of credit expires on December 7, 2002. As of December 31, 2000, $82,453,000 was outstanding under the line of credit.

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

         Our accounts receivable, less an allowance for doubtful accounts and returns, at October 31, 2000 were $118,440,000. Of such receivables, approximately $13,622,000 or 11.5% was due from Electronic Boutique. Most of our receivables are covered by insurance and generally have been collected in the ordinary course of business. Our sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. We do not hold any collateral to secure payment by our customers. As a result, we are subject to credit risks, particularly in the event that any of our receivables represent sales to a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due and such accounts are not covered by insurance, our liquidity and working capital position would be adversely affected.

         We expect to incur costs and expenses of approximately $2 million during fiscal 2001 in connection with software and hardware upgrades to our accounting systems. We also expect to finance approximately $2.0 million to purchase new warehouse and office facilities for Jack of All Games in New York. Other than the foregoing, we have no material commitments for capital expenditures.

International Operations

         Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our revenues. For the years ended October 31, 2000, 1999 and 1998, sales in international markets accounted for approximately 28.3%, 34.6% and 21.6%, respectively, of our revenues. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

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

3.1      Form of Restated Certificate of Incorporation of the Company.+

3.2      Amendment to Restated Certificate of Incorporation.+

3.3      By-Laws of the Company.+

10.1     1997 Stock Option Plan of the Company.+

10.2 Credit Agreement, dated December 7, 1999, by and among the Company, certain of its subsidiaries, certain lenders and Bank of America, N.A., as Agent. ++

21.1     Subsidiaries of the Company.

23.1     Consent of PricewaterhouseCoopers LLP.

27.1     Financial Data Schedule (SEC use only).

----------------

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

                      TAKE-TWO INTERACTIVE SOFTWARE, INC.
                          YEAR ENDED OCTOBER 31, 2000

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants                                            F-2

Consolidated Balance Sheets -- At October 31, 2000
     (restated) and October 31, 1999                                         F-3

Consolidated Statements of Operations -- For the years
     ended October 31, 2000 (restated), 1999 and 1998                        F-4

Consolidated Statements of Cash Flows -- For the years
     ended October 31, 2000 (restated), 1999 and 1998                        F-5

Consolidated Statements of Stockholders' Equity -- For
     the years ended October 31, 1998, 1999 and 2000
     (restated)                                                              F-6

Notes to Consolidated Financial Statements                                   F-7

This amended form 10-K is being filed as the result of the following:

On February 12, 2202, the Company restated its financial statements for the fiscal year ended October 31, 2000, each of the quarters of fiscal 2000 and the three fiscal quarters of fiscal 2001. All financial data in this report reflects this restatement. See Note 2 of Notes to Consolidated Financial Statements.

                        Report of Independent Accountants


To the Stockholders of
Take-Two Interactive Software, Inc. and Subsidiaries:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Take-Two Interactive Software, Inc. and its subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

As discussed in Note 2 to the consolidated financial statements, the Company restated its financial statements for the year ended October 31, 2000.

/s/ PricewaterhouseCoopers LLP


New York, New York


December 13, 2000, except for Note 2 as to which the date is February 11, 2002

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated Balance Sheets
As of October 31, 2000 and 1999
(In thousands, except share data)


                              ASSETS:
                                                                                         October 31,
                                                                                   ----------------------
                                                                                     2000         1999
                                                                                   Restated
                                                                                   ---------    ---------
Current assets:
  Cash and cash equivalents                                                        $   5,245    $  10,374
  Accounts receivable, net of allowances of  $9,102 and $7,821, respectively         118,440      107,799
  Inventories                                                                         51,662       41,300
  Prepaid royalties                                                                   24,093       20,118
  Prepaid expenses and other current assets                                            6,551        6,374
  Investments                                                                          2,926           --
  Deferred tax asset                                                                   9,243        2,005
                                                                                   ---------    ---------
    Total current assets                                                             218,160      187,970

Fixed assets, net                                                                      5,260        4,120
Prepaid royalties                                                                      1,303        1,510
Capitalized software development costs, net                                            9,613        2,227
Investments                                                                           28,487           --
Investment in affiliates                                                                  --        3,955
Intangibles, net of accumulated amortization of  $8,673 and $3,251, respectively      66,562       30,857
Other assets, net                                                                      1,565        1,073
                                                                                   ---------    ---------
    Total assets                                                                   $ 330,950    $ 231,712
                                                                                   =========    =========

                  LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                                 $  47,972    $  71,230
  Accrued expenses and other current liabilities                                      15,476       19,157
  Lines of credit                                                                     84,605       56,048
  Current portion of capital lease obligation                                             89           65
  Notes payable, net of discount                                                          --           31
                                                                                   ---------    ---------
    Total current liabilities                                                        148,142      146,531

Loan payable, net of discount                                                         12,268           58
Capital lease obligation, net of current portion                                         348           20
                                                                                   ---------    ---------
    Total liabilities                                                                160,758      146,609
                                                                                   ---------    ---------

Commitments and contingencies (See Note 12)

Stockholders' equity:
Common stock, par value $.01 per share; 50,000,000 shares authorized; 31,172,866 and 23,085,455 shares issued and outstanding
      at October 31, 2000  and 1999, respectively                                        312          231
Additional paid-in capital                                                           157,738       67,345
Deferred compensation                                                                     (5)         (48)
Retained earnings                                                                     24,819       18,402
Accumulated other comprehensive loss                                                 (12,672)        (827)
                                                                                   ---------    ---------
    Total stockholders' equity                                                       170,192       85,103
                                                                                   ---------    ---------
    Total liabilities and stockholders' equity                                     $ 330,950    $ 231,712
                                                                                   =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated Statements of Operations
For the years ended October 31, 2000, 1999 and 1998

(In thousands, except per share data)

                                                                     Years Ended October 31,
                                                               ---------------------------------
                                                                  2000        1999       1998
                                                               Restated
                                                               ---------    --------   ---------
Net sales                                                      $ 365,296    $305,932   $ 194,052
Cost of sales                                                    237,273     215,122     147,556
                                                               ---------    --------   ---------
         Gross profit                                            128,023      90,810      46,496
                                                               ---------    --------   ---------

Operating expenses:
     Selling and marketing                                        42,854      30,108      18,686
     General and administrative                                   36,409      25,236      13,583
     Research and development costs                                5,668       5,263       1,702
     Depreciation and amortization                                 8,680       2,822       1,835
     Loss on abandoned offering                                    1,103          --          --
                                                               ---------    --------   ---------
         Total operating expenses                                 94,714      63,429      35,806
                                                               ---------    --------   ---------

         Income from operations                                   33,309      27,381      10,690

Interest expense, net                                              6,069       2,910       3,680
Net Gain on sale of subsidiary                                    (1,690)         --          --
Equity in loss of affiliate                                       19,969          45          --
                                                               ---------    --------   ---------
         Total non operating expenses                             24,348       2,955       3,680

         Income before income taxes and extraordinary item         8,961      24,426       7,010

Provision (benefit) for income taxes                               2,544       8,094        (334)
                                                               ---------    --------   ---------
         Income before extraordinary item                          6,417      16,332       7,344

Extraordinary net loss on early extinguishment of debt                --          --         163
                                                               ---------    --------   ---------

         Net income                                            $   6,417    $ 16,332   $   7,181
                                                               =========    ========   =========

Per share data:
Basic:
     Weighted average common shares outstanding                   27,307      20,690      14,747
                                                               =========    ========   =========
     Income before extraordinary net loss per share            $    0.23    $   0.79   $    0.50
     Extraordinary net loss per share                                 --          --       (0.01)
                                                               ---------    --------   ---------
     Net income - Basic                                        $    0.23    $   0.79   $    0.49
                                                               =========    ========   =========

Supplemental net income attributable to common Stockholders
after giving effect to S corporation distributions - Basic     $    0.23    $   0.79   $    0.42
                                                               =========    ========   =========
Diluted:
     Weighted average common shares outstanding                   28,330      21,515      17,063
                                                               =========    ========   =========
     Income before extraordinary net loss per share            $    0.23    $   0.76   $    0.43
     Extraordinary net loss per share                                 --          --       (0.01)
                                                               ---------    --------   ---------
     Net income - Diluted                                      $    0.23    $   0.76   $    0.42
                                                               =========    ========   =========

Supplemental net income attributable to common stockholders
after giving effect to S corporation distributions - Diluted   $    0.23    $   0.76   $    0.37
                                                               =========    ========   =========



* Net income includes acquired S corporation net income of $1,233 for the year ended 1998.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended October 31, 2000, 1999 and 1998

(In thousands, except share information)


                                                                                                  October 31,
                                                                                       ------------------------------------
                                                                                         2000          1999          1998
                                                                                       Restated
                                                                                       --------      --------      --------
Cash flows from operating activities (See note below):
Net income                                                                             $  6,417      $ 16,332      $  7,181
Adjustment to retained earnings as a result of business combination                          --            --          (581)
Adjustment to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                       8,680         2,822         1,835
      Loss on termination of capital lease                                                   --            --           225
      Loss on disposal of equipments                                                        239           124            --
      Gain on extraordinary item                                                             --            --           (63)
      Stock received in consideration of license revenue                                 (1,710)           --            --
      Gain on sale of subsidiary                                                         (1,690)           --            --
      Equity in loss of affiliate                                                        19,969            45            --
      Change in deferred tax asset                                                       (5,502)       (1,064)         (941)
      Provision for doubtful accounts                                                     1,281         3,843         1,429
      Provision for inventory                                                                 9           319           237
      Amortization of deferred compensation                                                  43           181           122
      Amortization of affiliate purchase option                                             201           302            --
      Forfeiture of compensatory stock options in connection with AIM acquisition            --          (146)           --
      Amortization of loan discounts                                                        195             2           890
      Amortization of deferred financing costs                                               --            --           246
      Issuance of compensatory stock                                                         55           831            --
      Tax benefit from exercise of stock options                                          2,745           994            --
      Changes in operating assets and liabilities, net of effects of acquisitions:
          Increase in accounts receivable                                               (11,682)      (56,339)      (25,866)
          Increase in inventories, net                                                  (10,371)      (10,835)       (5,579)
          Increase in prepaid royalties                                                 (16,914)      (12,119)         (467)
          Decrease (increase) in advances to developers                                      --         4,320        (4,320)
          (Increase) decrease in prepaid expenses and other current assets                 (173)       (1,992)        1,295
          (Increase) decrease in capitalized software development costs, net             (7,386)           33         2,056
          Decrease (increase) in other assets, net                                           --            33           (33)
          (Decrease) increase in accounts payable                                       (27,274)       30,181         8,540
          (Decrease) increase in accrued expenses and other current liabilities         (10,926)        9,502         6,920
          Increase in due to/from related parties                                            --            --            50
          Decrease in other liabilities                                                    (436)       (3,981)          (87)
          Decrease in other current liabilities                                              --          (136)       (1,111)
                                                                                       --------      --------      --------
                        Net cash used in operating activities                           (54,230)      (16,748)       (8,022)
                                                                                       --------      --------      --------

Cash flows from investing activities:
      Purchase of fixed assets                                                           (2,910)       (2,214)         (630)
      Proceeds from the sale of fixed assets                                                 29            34            --
      Cash restricted for letter of credit                                                   --            --         1,090
      Investment in affiliates                                                               --        (4,100)           --
      Cash paid for investments                                                          (4,122)           --            --
      Acquisitions, net cash acquired                                                    (4,294)      (15,260)       (1,187)
      Additional cash paid for prior acquisitions                                        (1,609)           --            --
                                                                                       --------      --------      --------
                        Net cash used in investing activities                           (12,906)      (21,540)         (727)
                                                                                       --------      --------      --------

Cash flows from financing activities:
      Issuance of stock in connection with the secondary public offering,
          net of issuance costs of $2,187,000                                                --        21,852            --
      Proceeds from private placement, net                                               21,285            --         5,955
      Net borrowings under lines of credit                                               28,557        22,869        11,548
      Financing costs                                                                    (1,029)           --            --
      Proceeds from loan payable                                                         15,000            --            --
      Proceeds from notes payable                                                            --            --           952
      Repayments of notes payable                                                           (89)         (460)       (8,350)
      Proceeds from exercise of stock options                                             6,766         2,385           148
      Proceeds from the exercise of warrants                                                155           224            --
      Repayment of capital lease obligation                                                (110)          (90)         (305)
      Distributions to S Corporation shareholders                                            --            --          (931)
                                                                                       --------      --------      --------
                        Net cash provided by financing activities                        70,535        46,780         9,017
                                                                                       --------      --------      --------

Effect of foreign exchange rates                                                         (8,528)         (881)          123

Net (decrease) increase in cash for the year                                             (5,129)        7,611           391
Cash and cash equivalents, beginning of the year                                         10,374         2,763         2,372
                                                                                       --------      --------      --------

Cash and cash equivalents, end of the year                                             $  5,245      $ 10,374      $  2,763
                                                                                       ========      ========      ========

Issuance of warrants in lieu of dividends                                              $     --      $     --      $     --
                                                                                       ========      ========      ========

Issuance of common stock in connection with acquisitions                               $     --      $ 10,333      $ 27,500
                                                                                       ========      ========      ========

Supplemental disclosure of non-cash investing activities:
      Gathering purchase option                                                        $     --       $   973      $     --
                                                                                       ========      ========      ========

Supplemental information on businesses acquired:
      Fair value of assets acquired
          Cash                                                                         $    164      $    329      $    313
          Accounts receivables, net                                                         239         7,167         2,642
          Inventories, net                                                                   --         4,692         6,754
          Prepaid royalties                                                                  --            57            --
          Prepaid expenses and other assets                                                   3           400           367
          Property and equipment, net                                                       137         1,245            98
          Investment                                                                     48,385            --            --
          Goodwill                                                                       22,910        24,097         2,008
      Less, liabilities assumed
          Line of credit                                                                     --        (2,825)       (3,926)
          Accounts payable                                                               (2,015)       (7,517)       (4,779)
          Accrued expenses                                                               (1,157)       (1,493)         (108)
          Notes payable                                                                      --           (93)           --
          Other current liabilities                                                          --        (3,981)           --
          Stock issued                                                                  (54,816)       (6,096)       (1,616)
          Options issued                                                                 (1,750)           --          (253)
          Direct transaction costs                                                         (399)         (393)           --
          Disposal adjustments                                                           (3,279)           --            --
          Investment interest and purchase option                                        (3,964)           --            --
                                                                                       --------      --------      --------
Cash paid                                                                                 4,458        15,589         1,500
      Less, cash acquired                                                                  (164)         (329)         (313)
                                                                                       --------      --------      --------
Net cash paid                                                                          $  4,294      $ 15,260      $  1,187
                                                                                       ========      ========      ========

Cash paid during the year for interest                                                 $  5,944      $  2,670      $  2,324
                                                                                       ========      ========      ========

Cash paid during the year for taxes                                                    $  4,030      $    829      $     59
                                                                                       ========      ========      ========

Equipment acquired under capital lease                                                 $    140      $     --      $     75
                                                                                       ========      ========      ========

The cashflow activities for the year ended October 31, 2000 are net of the Pixel acquisition and disposal. (See Footnotes 4 and 5)


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated Statements of Stockholders' Equity
For the years ended October 31, 1998, 1999 and 2000


(In thousands)


                                                                                   Common Stock
                                                                                -------------------     Additional
                                                                                                         Paid-in        Deferred
                                                                                 Shares      Amount      Capital     Compensation
                                                                                -------      ------     ---------    ------------
Balance, November 1, 1997                                                        13,034      $ 130      $  15,551      $ (18)

Issuance of compensatory stock options                                               --         --             75        (75)

Exercise of stock options                                                           252          3            157         --

Amortization of deferred compensation                                                --         --             --        122

Issuance of common stock in connection with acquisitions                          2,390         23         11,641       (253)

Cashless exercise of public warrants, 1 share of common stock for
 2 warrants surrendered                                                             897          9             (9)        --

Cashless exercise of underwriters' warrants, 1 share of common stock for
 2 warrants surrendered                                                             160          2             (2)        --

Conversion of warrants to common stock issued in connection with
1996 private placement                                                              379          4             --         --

Issuance of common stock in connection with private placements,
  net of issuance costs                                                             928         10          5,946         --

Issuance of common stock in connection with early extinguishment of debt             32         --            187         --

Distributions to S corporation shareholders prior to acquisition                     --         --             --         --

Foreign currency translation adjustment                                              --         --             --         --

Net income                                                                           --         --             --         --

Less: net income of JAG and Talonsoft for the two months
ended December 31, 1997                                                              --         --             --         --
                                                                                -------      -----      ---------      -----

Balance, October 31, 1998                                                        18,072        181         33,546       (224)

Issuance of compensatory stock options                                              537          5            831         (5)

Exercise of stock options                                                           613          6          2,379         --

Amortization of deferred compensation                                                --         --             --        181

Forfeiture of compensatory stock options in connection with AIM acquisition          --         --           (146)        --

Issuance of common stock in connection with acquisitions                            763          8          7,364         --

Proceeds from exercise of public warrants                                            41         --            223         --

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                       3,005         30         21,822         --

Issuance of common stock in lieu of royalty payments                                 55          1            332         --

Tax benefit in connection with the exercise of stock options                         --         --            994         --

Foreign currency translation adjustment                                              --         --             --         --

Net income                                                                           --         --             --         --
                                                                                -------      -----      ---------      -----

Balance, October 31, 1999                                                        23,086        231         67,345        (48)

Issuance of compensatory stock options                                               --         --             55         --

Exercise of stock options                                                         1,341         13          6,753         --

Amortization of deferred compensation                                                --         --             --         43

Issuance of common stock in connection with acquisitions                          4,222         43         55,218         --

Issuance of common stock in connection with private placements,
    net of issuance costs                                                         2,422         24         21,261         --

Issuance of warrants in connection with a debt financing                             --         --          2,927         --

Proceeds from exercise of warrants                                                   32         --            155         --

Issuance of common stock in lieu of repayment of debt assumed from Pixel            168          2          2,528         --

Retirement of common stock                                                          (98)        (1)        (1,249)        --

Tax benefit in connection with the exercise of stock options                         --         --          2,745         --

Foreign currency translation adjustment                                              --         --             --         --

Net unrealized loss on investments, net of taxes of $1,736 Restated                  --         --             --         --

Net income  - Restated                                                               --         --             --         --
                                                                                -------      -----      ---------      -----

Balance, October 31, 2000 - Restated                                             31,173      $ 312      $ 157,738      $  (5)
                                                                                =======      =====      =========      =====

                                                                                            Accumulated
                                                                                               Other
                                                                                           Comprehensive               Comprehensive
                                                                                Retained       Income                      Income
                                                                                Earnings       (Loss)        Total         (Loss)
                                                                                --------      --------      ---------     --------
Balance, November 1, 1997                                                       $ (3,599)     $   (130)     $  11,934      $ (2,899)

Issuance of compensatory stock options                                                --            --             --            --

Exercise of stock options                                                             --            --            160            --

Amortization of deferred compensation                                                 --            --            122            --

Issuance of common stock in connection with acquisitions                              --            --         11,411            --

Cashless exercise of public warrants, 1 share of common stock for
 2 warrants surrendered                                                               --            --             --            --

Cashless exercise of underwriters' warrants, 1 share of common stock for
 2 warrants surrendered                                                               --            --             --            --

Conversion of warrants to common stock issued in connection with
1996 private placement                                                                --            --              4            --

Issuance of common stock in connection with private placements,
  net of issuance costs                                                               --            --          5,956            --

Issuance of common stock in connection with early extinguishment of debt              --            --            187            --

Distributions to S corporation shareholders prior to acquisition                    (931)           --           (931)           --

Foreign currency translation adjustment                                               --           123            123           123

Net income                                                                         7,181            --          7,181         7,181

Less: net income of JAG and Talonsoft  for the two months
ended December 31, 1997                                                             (581)           --           (581)           --
                                                                                --------      --------      ---------      --------

Balance, October 31, 1998                                                          2,070            (7)        35,566         7,304

Issuance of compensatory stock options                                                --            --            831            --

Exercise of stock options                                                             --            --          2,385            --

Amortization of deferred compensation                                                 --            --            181            --

Forfeiture of compensatory stock options in connection with AIM acquisition           --            --           (146)           --

Issuance of common stock in connection with acquisitions                              --            --          7,372            --

Proceeds from exercise of public warrants                                             --            --            223            --

Issuance of common stock in connection with a public offering,
      net of issuance costs                                                           --            --         21,852            --

Issuance of common stock in lieu of royalty payments                                  --            --            333            --

Tax benefit in connection with the exercise of stock options                          --            --            994            --

Foreign currency translation adjustment                                               --          (820)          (820)         (820)

Net income                                                                        16,332            --         16,332        16,332
                                                                                --------      --------      ---------      --------

Balance, October 31, 1999                                                         18,402          (827)        85,103        15,512

Issuance of compensatory stock options                                                --            --             55            --

Exercise of stock options                                                             --            --          6,766            --

Amortization of deferred compensation                                                 --            --             43            --

Issuance of common stock in connection with acquisitions                              --            --         55,261            --

Issuance of common stock in connection with private placements,
    net of issuance costs                                                             --            --         21,285            --

Issuance of warrants in connection with a debt financing                              --            --          2,927            --

Proceeds from exercise of warrants                                                    --            --            155            --

Issuance of common stock in lieu of repayment of debt assumed from Pixel              --            --          2,530            --

Retirement of common stock                                                            --            --         (1,250)           --

Tax benefit in connection with the exercise of stock options                          --            --          2,745            --

Foreign currency translation adjustment                                               --        (9,014)        (9,014)       (9,014)

Net unrealized loss on investments,net of taxes of $1,736 Restated                    --        (2,831)        (2,831)       (2,831)

Net income  - Restated                                                             6,417            --          6,417         6,417
                                                                                --------      --------      ---------      --------

Balance, October 31, 2000 - Restated                                            $ 24,819      $(12,672)     $ 170,192      $ (5,428)
                                                                                ========      ========      =========      ========


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

2.       Restatement of Financial Statements

         In November 2001, the Company engaged outside counsel to conduct an investigation into the Company's accounting treatment for certain transactions in fiscal 2000 and 2001. Counsel was assisted in its investigation by forensic accountants.


         As a result of the investigation in February 2002, the Company restated its previously issued consolidated financial statements for fiscal
         2000 and each of the quarters in fiscal 2000 and the first three quarters in fiscal 2001. The restatement of the financial statements for fiscal 2000 relates to the elimination of $15,367,000 of net sales made to certain independent third-party distributors and related cost of sales of $8,702,000 and the related tax effect, which were improperly recognized as revenue since the products were later returned or repurchased by the Company.


         In addition, the Company reviewed its revenue recognition policy, reserve policies and accounting for certain other transactions. As a result of this review, the previously issued consolidated financial statements for fiscal 2000 were restated for the following transactions and the related tax effect:


         o The elimination of $3,780,000 of net sales and related cost of sales of $2,236,000 that were previously recognized for products that had not been shipped within the period.

         o A non-cash charge of $19,206,000 to record the Company's portion of the losses incurred by an affiliate accounted for under the equity method in accordance with the provisions of EITF Issue No. 99-10, "Percentage Used to Determine the Amount of Equity Method Losses," and a related net reduction for primarily post acquisition amortization of $710,000 after the Company acquired the remaining 80% interest in this entity (see Note 4).

         o The elimination of $2,563,000 of license revenue in connection with a business combination. As a result, the Company will record a reduction of post acquisition amortization (see Note 5).

The Company's financial statements for 2000 have been restated including certain reclassifications as follows (and are presented in thousands, except per share data)

                                                                                  Year ended
                                                                               October 31, 2000
                                                                         -------------------------------
                                                                         As Reported         As Restated
                                                                         -----------         -----------
         Statement of Operations Data:
         Net sales                                                      $   387,006         $   365,296
         Cost of sales                                                  $   247,796         $   237,273
         Depreciation and amortization                                  $     9,805         $     8,680
         Income from operations(1)                                      $    45,061         $    33,309
         Equity in loss of affiliate                                    $       763         $    19,969
         Income before provision for income taxes                       $    38,229         $     8,961
         Provision for income taxes                                     $    13,266         $     2,544
         Net income                                                     $    24,963         $     6,417
         Basic income per share                                         $      0.91         $      0.23
         Diluted income per share                                       $      0.88         $      0.23

(1) Gives effect to the reclassification of a $1,690,000 gain on sale of a business from an operating to a non-operating item.


                                                                               October 31, 2000
                                                                         -------------------------------
                                                                         As Reported         As Restated
                                                                         -----------         -----------
         Balance Sheet Data
           Accounts receivable                                           $ 134,877           $   118,440
           Inventories                                                   $  44,922           $    51,662
           Prepaid royalties - current                                   $  19,721           $    24,093
           Deferred tax assets*                                          $     666           $     9,243
           Intangible assets                                             $  90,505           $    66,562
           Total assets                                                  $ 351,641           $   330,950
           Accrued expenses and other current liabilities                $  19,357           $    15,476
           Total liabilities                                             $ 164,639           $   160,758
           Retained earnings                                             $  43,365           $    24,819
           Accumulated other comprehensive loss                          $ (14,408)          $   (12,672)
           Total liabilities and stockholders' equity                    $ 351,641           $   330,950

* Deferred tax assets were restated to provide deferred taxes for unrealized gains or losses on investments with a corresponding adjustment to additional paid-in capital.

Amendment of Credit Agreement

As a result of the restatement, in February 2002, the Company retroactively amended its covenants under the credit agreement with Bank of America, N.A. to December 1999. Accordingly, as of October 31, 2000, the Company was in compliance with the covenants, as amended.

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


         In the fiscal year ended October 31, 2000, the financial statements were reformatted to round to the nearest thousand dollar. All prior periods have been conformed to the current presentation. Minor rounding differences may result due to this change in presentation.

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

         If the financial condition and operations of the Company's distributors or retailers deteriorate, the risk of collection could increase substantially. As of October 31, 2000 and 1999, the receivable balances from the largest customer amounted to approximately 10.1% and 14.4% of the Company's net balance, respectively. The Company maintains insurance, to the extent available, on the receivable balance. For the years ended October 2000, 1999, and 1998, the Company's five (5) largest customers accounted for 21.2%, 24.5%, and 22.4% of net sales, respectively. Except for largest customer noted above, all receivable balances from the remaining customers were less than 10%.


         Revenue Recognition

         Distribution revenue is derived from the sale of third-party interactive software games and hardware and is recognized when the title and risk of loss to products are transferred to the customers. Distribution revenue amounted to $177,883,000, $145,597,000, and $102,866,000 for 2000, 1999, and 1998, respectively. Publishing revenue is derived from the sale of internally developed interactive software games or from the sale of product licensed from a third party developer and is recognized when the title and risk of loss to products are transferred to the customers. Publishing revenue amounted to $187,413,000, $160,335,000, and $91,186,000 in 2000, 1999, and 1998,
         respectively.

         The Company's distribution arrangements with customers generally do not give them the right to return products, however, the Company generally accepts product returns for stock balancing or defective products. In addition, the Company also sometimes negotiates accommodations to customers, including price discounts, credits and product returns, when demand for specific products fall below expectations. The Company's publishing arrangements require the Company to accept product returns. The Company establishes a reserve for future returns at the time of product sales, based primarily on these return policies, markdown allowances, and historical return rates, and as such, the Company recognizes revenues net of product returns.


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


         Prepaid Royalties

         Prepaid royalties represent prepayments made to independent software developers under development agreements. Prepaid royalties are amortized at the contractual royalty rate as cost of sales based on actual net product sales. Management continuously evaluates the future realization of prepaid royalties, and charges to cost of sales any amount deemed unlikely to be realized based upon the contractual royalty rate and product sales. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. Prepaid royalties were written down $501,000, $1,308,000, and $884,000 for the years ended October 31, 2000, 1999, and 1998, respectively, to estimated net realizable value. Amortization of prepaid royalties amounted to $16,849,000, $12,144,000, and $9,094,000 during fiscal years 2000, 1999, and 1998, respectively.


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



4.       Business Acquisitions

         The Company acquired a number of companies that develop, publish, and distribute interactive software games during the three-year period ended October 31, 2000. The aggregate purchase price, including cash and stock payments, was $65.4 million, $9.7 million, and $13.2 million in 2000, 1999, and 1998, respectively. The aggregate purchase price excludes the value of stock issued for pooled companies.

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



         2000 Transactions


         PopTop

         In August 2000, the Company acquired all of the outstanding capital stock of PopTop Software, Inc. ("PopTop") for 559,100 shares of its Common Stock (valued at $5.8 million) and assumed net liabilities of approximately $88,000.


         Gathering



         In May 1998, the Company entered into a distribution agreement with Gathering of Developers, Ltd. (`Gathering"), a publisher of PC and video games. Pursuant to the agreement, the Company agreed to pay Gathering advance royalty payments of up to $7.5 million for the rights to distribute certain PC products. In February 1999, the Company amended the May 1998 distribution agreement under which, the Company agreed to pay Gathering advance royalty payments of up to $12.5 million (inclusive of the payments under the May 1998 agreement). The Company's advance royalty payments under the February 1999 agreement were to be recouped from royalties due to Gathering under the distribution agreement after payment of the Company's distribution fee. The Company also made advance royalty payments to Gathering in a similar arrangement under various publishing agreements for video games.

         In February 1999, the Company purchased a 19.9% equity interest in Gathering for approximately $4 million. The investment was accounted for by the equity method due to the Company having significant influence over Gathering. The difference between the carrying value of the investment and the underlying equity in the net assets of approximately $4,377,000 was attributed to goodwill and was being amortized using the straight-line method over the period of expected benefit of seven years. Such amortization has been included in the equity in loss of affiliate.

         In addition, the equity holders of Gathering granted the Company an option to purchase all of their interests, exercisable on two separate occasions during the six-month periods ending April 30, 2001 and 2002 based on a fixed formula. In consideration of the option grant, the Company issued to Gathering's equity holders 125,000 shares of common stock, valued at $1,275,000 which was amortized over the term of the purchase option, which expired unexercised in April 2000 upon acquisition of the remaining 80% equity interest in Gathering.

         Until October 31, 1999, the Company recognized its proportionate share of the losses in Gathering using the equity method of accounting. Effective November 1, 1999, the Company recognized its share of losses in accordance with the provisions of EITF 99-10. This resulted in an additional charge of $19,206,000 (see Note 2).

         In April 2000, the Company acquired the remaining 80.1% of the Common Stock of Gathering for 1,060,000 shares of its Common Stock (valued at $10.4 million) and assumed liabilities of approximately $3 million. The aforementioned charge of $19,206,000 effectively reduced the cost of the acquisition by the same amount, and resulted in a net reduction for post acquisition amortization of intangible assets offset by an increase of $177,000 in the amortization of prepaid royalties (see Note
         2).

         Toga

         In March 2000, the Company acquired all of the outstanding capital stock of Toga, the parent company of Pixel Broadband Studios, Ltd. ("Pixel"). In connection with this acquisition, the Company paid $4.5 million in cash, issued 2,561,000 shares of its Common Stock (valued at $38.6 million), issued a warrant to purchase the stock of Pixel to the founder of Pixel (valued at $1.75 million based on the Black-Scholes pricing model) and assumed net liabilities of approximately $3.3 million. Toga was sold in October 2000 to Gameplay.com PLC ("Gameplay"). See Note 5.

         The following table sets forth the components of the purchase prices of the 2000 acquisitions (net of the disposition of Toga) (in thousands):

                                                Gathering           Pop Top              Toga               Total
                                             ----------------  ------------------  -----------------  ------------------
         Cost of the acquisition:

            Value of stock issued                  $  10,402          $    5,836         $   38,578          $   54,816

            Value of warrants issued                       -                   -              1,750               1,750

            Cash                                           -                   -              4,458               4,458
            Investments and advances at
            time of acquisition                        3,964                                                      3,964

            Transaction Costs                             48                  32                320                 400
                                             ----------------  ------------------  -----------------  ------------------
                  Total                            $  14,414           $   5,868         $   45,106          $   65,388

         Allocation of purchase price:

              Current Assets                      $    4,063         $         -          $      -           $    4,063
              Non-Current Assets                          72                  66                  -                 138
            Liabilities                               (6,675)               (154)            (3,279)            (10,108)
            Goodwill                                   8,128          $    5,110           $      -              13,238
            Trademarks                                 8,826                 846                                  9,672
            Prepaid purchase price - Neo                   -                   -             17,266              17,266
                                                                                                                 31,119
             Gameplay Investment                           -                                 31,119
                                             ----------------  ------------------  -----------------  ------------------
                   Total                           $  14,414          $    5,868         $   45,106          $   65,388



         Unaudited pro forma information


         The unaudited pro forma data below for the year ended October 31, 2000 and 1999 is presented as if purchase acquisitions for fiscal 2000 and 1999 had been made as of November 1, 1998. The unaudited pro forma financial information is based on management's estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisitions had, in fact, been completed on the dates assumed, or which may result in the future. The unaudited pro forma financial information includes purchase acquisitions that are significant to the Company's operations. The acquisition of Gathering was the only 2000 acquisition with a significant impact.

                                                                                    Unaudited Pro forma
                                                                            (in thousands, except for per share
                                                                                           data)
                                                                          ----------------------------------------
                                                                          October 31, 2000      October 31, 1999
                                                                              Restated
                                                                          ------------------    ------------------
         Total Revenues:
               Take-Two (1)                                               $         365,296     $         313,289
               Take-Two inclusive of Gathering                                      371,904               328,014

         Net income:
               Take-Two (1)                                               $           6,417     $          16,087
               Take-Two inclusive of Gathering                                        3,887                10,797

               Net income per share - Basic                               $            0.13     $            0.43
               Net income per share - Diluted                             $            0.13     $            0.42


(1)  Includes AIM, BMG, DirectSoft, JAG, Talonsoft, LDA/Joytech, and
     Triad/Global.


         1999 and 1998 Acquisitions

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

5.       Disposition of Assets

         In February 2000, the Company sold all of its interests in Falcon Ventures Corporation d/b/a DVDWave.com to eUniverse, Inc. ("eUniverse") in exchange for 310,000 shares of eUniverse's common stock. The Company recognized a gain of $1,976,000 in connection with this transaction and recorded such gain as a component of "Gain on sale of subsidiary, net" on the consolidated statement of operations.

         In June 2000, the Company sold its 19.9% equity interest in Bungie Software ("Bungie") to Microsoft Corporation for approximately $5 million in cash. The Company did not realize any gain or loss on this transaction. Separately, the Company sold its exclusive Halo publishing and distribution rights to Bungie for $4,000,000 in cash, a royalty free license to Bungie's Halo technology in connection with the development of two original products and all right, title and interest to the Myth franchise and the PC and PlayStation(R) 2 game, Oni. The Company recorded this transaction as net sales of $5.5 million, after giving effect to the receipt of $9 million cash and $5.8 million of assets (consisting of $2.8 million relating to Oni, $1.5 million relating to Myth and $1.5 million relating to the license to use Halo game engine technology for two original products), net of $9.3 million of assets sold. The Company obtained independent third party valuations in support of the transaction.

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


         The Company recognized a loss of $286,000 on the sale of Toga, which was recorded as a component of "Gain on sale of subsidiary, net" on the 2000 Consolidated Statement of Operations. The Company obtained an independent third party evaluation in support of the value assigned to its right to acquire Neo. In January 2001, the Company completed the acquisition of Neo and assumed net liabilities of approximately $808,000, in addition to the prepaid purchase price of $17.3 million noted above (see Notes 2 and 4).


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

         As of October 31, 2000, investments consist of (in thousands):


                                                          Current         Non Current
                                                      ----------------  -----------------
         Average cost                                       $   2,896         $   33,084
         Unrealized gains (losses)                                 30            (4,597)
                                                      ----------------  -----------------
         Fair value                                          $  2,926         $   28,487
                                                      ================  =================


         For the fiscal year ended October 31, 2000, the gross proceeds from the sale of investments were $639,000. The gross realized losses from these sales totaled $180,000. The loss on sale of securities is based on the average cost method.



7.       Inventories

         As of October 31, 2000 and 1999, inventories consist of (in thousands):


                                                        2000               1999
                                                  -----------------   ----------------
         Parts and supplies                               $    496           $    269
         Finished products                                  44,426             41,031
                                                  -----------------   ----------------
                                                  $         44,922         $   41,300
                                                  =================   ================


8.       Fixed Assets

         As of October 31, 2000 and 1999, fixed assets consist of (in thousands):



                                                             2000              1999
                                                         -------------    ---------------
         Computer equipment                              $      3,737     $        2,398
         Office equipment                                         816              1,071
         Computer software                                        537                  8
         Furniture and fixtures                                 1,710              1,326
         Automobiles                                              305                228
         Leasehold improvements                                 1,086                799
         Capital leases                                           348                233
                                                         -------------    ---------------
                                                                8,539              6,063
         Less: accumulated depreciation and
           amortization                                       (3,279)            (1,943)
                                                         -------------    ---------------
                                                         $      5,260     $        4,120
                                                         =============    ===============


         Depreciation expense for the years ended October 31, 2000, 1999, and 1998 amounted to $1,761,000, $1,160,000, and $788,000, respectively.

9.       Lines of Credit

         (in thousands)                                                      2000                  1999
                                                                             ----                  ----
         Line of credit with Bank of America -
          8.38% to 9.23% (8.25%  to 8.75% in 1999)                            $   70,599            $   43,684
         Line of credit with Barclays' Bank -
          7.40% (6.62% to 8.25% in 1999)                                          14,006                12,324
         Line of credit with Royal Bank of Canada-
         8.75% to 9.50%                                                                -                    40
                                                                       ------------------    ------------------
                                                                              $   84,605            $   56,048
                                                                       ==================    ==================

         In December 1999, the Company entered into a credit agreement, as amended, with a group of lenders led by Bank of America, N.A., as agent, which currently provides for borrowings of up to $90,000,000 (decreasing to $75,000,000 in March 2001). Thereafter, the Company may increase the credit line to up to $85,000,000 subject to certain conditions. Generally, advances under the line of credit are based on a borrowing formula equal to the lesser of (1) the borrowing limit or (2) 80% of eligible accounts receivable, plus 50% of eligible inventory. Interest accrues on such advances at the bank's prime rate plus 0.5%, or at LIBOR plus 2.5%. Borrowings under the line of credit are collateralized by the Company's accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company's domestic subsidiaries. In addition to certain financial covenants, the loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. In February 2002, certain financial covenants and several other covenants were amended retroactively to December 1999. Accordingly, as of October 31, 2000, the Company was in compliance with the covenants, as amended. The line of credit expires on December 7, 2002. As of December 31, 2000, $82,453,000 was
         outstanding under the line of credit.

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

10.      Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities as of October 31, 2000 and 1999 consist of (in thousands):

                                                                              2000                1999
                                                                      ------------------  -------------------
         Accrued co-op advertising, product rebates
           and product discounts                                      $           2,178   $            2,610
         Accrued VAT and corporate taxes payable                                  4,859               12,690
         Royalties payable                                                        4,866                1,989
         Other                                                                    3,573                1,868
                                                                      ------------------     ----------------
         Total                                                        $          15,476   $           19,157
                                                                      ==================  ===================


11.      Loan Payable

         In July 2000, the Company entered into a subordinated loan agreement with Finova Mezzanine Capital Inc. ("Finova") in the principal amount of $15 million. The loan is payable in full in July 2005, and bears interest at the rate of 12.5% per annum, payable monthly. In connection with the loan, the Company issued to Finova a five year warrant to purchase approximately 452,000 shares of common stock exercisable at a price of $11.875 per share. Subject to the outstanding loan balance, the warrant entitles Finova to receive additional shares of the Company's Common Stock for three consecutive years commencing July 2003, and contains certain anti-dilution provisions. The Company has recorded the loan net of discount of approximately $2,927,000 to reflect an allocation of the proceeds to the estimated value of the warrant. The discount is being amortized using the "interest method" over the term of the financing. At October 31, 2000, the amount of unamoritzed discount is approximately $2,732,000.


12.      Commitments and Contingencies

         Capital Leases
         The Company leases equipment under capital lease agreements, which extend through fiscal year 2005. Future minimum lease payments under these capital leases, and the present value of such payments as of October 31, 2000 is as follows:

                  Year ending October 31:                                              (in thousands)
                  -----------------------
                          2001                                                        $           136
                          2002                                                                    116
                          2003                                                                    112
                          2004                                                                    112
                          2005                                                                     63
                                                                                        --------------

                  Total minimum lease payments                                                    539

                  Less: amounts representing interest                                           (102)
                                                                                      ----------------

                  Present value of minimum obligations under capital leases           $           437
                                                                                      ================

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

         Future minimum rentals required as of October 31, 2000 are as follows:

                  Year ending October 31:                                              (in thousands)
                  -----------------------
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


13.      Employee Savings Plans

         The Company maintains a 401(k) profit sharing plan and trust (the "401(k) Plan"). The 401(k) Plan is offered to all eligible employees and participants may make voluntary contributions up to 15% of their salary. The Company does not match employee contributions.

14.      Income Taxes

         The Company is subject to foreign withholding taxes in certain countries where it does business. The Company's net operating loss carryforwards will expire between fiscal 2012 and fiscal 2019. Domestic and foreign pre-tax (loss) income was as follows:

                                                 ---------------------------------------------------------
         (in thousands)                                2000                1999                1998
                                                 ------------------  -----------------   -----------------
         Domestic                                $         (5,507)   $            228    $          4,000
         Foreign                                            14,468             24,198               3,010
                                                 ------------------  -----------------   -----------------
         Total                                   $           8,961   $         24,426    $          7,010
                                                 ==================  =================   =================

          Income tax expense (benefit) is as follows:

              (in thousands)                                                  Years ended October 31,
                                                              ---------------------------------------------------------
                                                                    2000                1999                1998
                                                              -----------------   -----------------    ----------------
         Current:
              Federal                                         $                   $              -     $             -
              State and local                                              500                  23                 214
              Foreign                                                    3,345               8,002                 393
         Deferred                                                      (1,301)                  69               1,443
         Decrease in valuation allowance                                     -                   -             (2,384)
                                                              -----------------   -----------------    ----------------
                       Total                                  $          2,544    $          8,094     $         (334)
                                                              =================   =================    ================


         A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                          2000                 1999                  1998
                                                   ------------------- --------------------- ---------------------
         Effective tax rate reconciliation:
           Statutory federal tax rate (benefit)                 35.0%                 34.0%                 34.0%
           State taxes, net of federal benefit                   5.6%                  6.3%                  1.9%
           Foreign tax rate differential                      (15.2)%                (7.4)%                     -
           Effect of valuation allowance                            -                     -               (42.9)%
           Goodwill amortization                                 6.6%                  1.0%                  3.8%
           Other permanent items                               (3.6)%                (0.8)%                (1.5)%
                                                   ------------------- --------------------- ---------------------
                                                                28.4%                 33.1%                (4.7)%
                                                   =================== ===================== =====================


         The components of the net deferred tax asset as of October 31, 2000 and 1999 consists of the following:

              (in thousands)                                         2000               1999
                                                               ------------------ -----------------
         Capitalized software                                  $         (3,654)  $        (1,581)
         Bad debt allowance                                                3,329             1,266
         Other - including reserves                                        1,404               518
         Unrealized gain                                                   1,736
         Accumulated depreciation and amortization                         (149)               498
         Tax credit carryforward                                             552               379
         Net operating loss carryforward                                   6,025               925
                                                               ------------------ -----------------
                       Deferred tax asset                      $           9,243  $          2,005
                                                               ================== =================


         The Company believes that it is more likely than not that it will utilize the deferred tax asset in the future, and accordingly, the Company recorded an asset in the amount of $9,243,000, and $2,005,000 for the years ended October 31, 2000 and 1999, respectively.

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

15.      Stockholders' Equity (See Also Notes 4 and 5)

         Private Placement

         In 2000, the Company sold 2,422,000 shares of the Company's Common Stock and received proceeds of $21,285,000, net of commissions and offering expenses of $2,432,000.

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

16.      Incentive Plans

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

         As of October 31, 2000 and 1999, the 1997 Plan had outstanding stock options for an aggregate of 1,972,000 and 2,665,000 shares of the Company's Common Stock, respectively, at prices ranging from $2.41 to $13.00 per share vesting at various times from 1997 to 2003 and expiring at various times from 2002 to 2005.

         Non-Plan Stock Options

         As of October 31, 2000 and 1999, there are outstanding non-plan stock options for an aggregate of 2,226,000 and 1,060,000 shares of the Company's Common Stock, respectively, at prices ranging from $2.00 to $13.00 per share vesting from 1997 to 2003 and expiring at various times from 2002 to 2005.

         For those options with exercise prices less than fair value at the measurement date, the difference is amortized over the vesting period. Compensation expense for the years ended October 31, 2000, 1999, and 1998 was approximately $43,000, $181,000, and $121,000, respectively.

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
                                                              ================== ====================   ===============


         The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net
         (loss) income and the net (loss) income per share would have been reduced to the pro-forma amounts indicated below (in thousands).

                                                                  2000             1999              1998
                                                            ----------------- ---------------- -----------------
         Net income
                   As reported                              $          6,417   $       16,332   $         7,181
                   Pro-forma                                $        (4,714)   $       12,769   $         6,501

         Net income per share
                   As reported-Basic                        $            .23   $          .79   $           .49
                   Pro-forma-Basic                          $         (0.17)   $          .62   $           .44

                   As reported-Diluted                      $            .23   $          .76   $           .42
                   Pro-forma-Diluted                        $         (0.17)   $          .59   $           .38


         The pro-forma disclosures shown are not representative of the effects on net (loss) income and the net (loss) income per share in future years.

         The fair value of the Company's stock options used to compute pro-forma net income and the net income per share disclosures is the estimated present value at the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions for 2000 were used to value grants: expected volatility of 96% for all grants; a risk-free interest rate of generally 5.5% to 6.7%; and an expected holding period of two to five years. For 1999 and 1998, respectively, the following weighted average assumptions were used to value grants; expected volatility of 60% for grants with a holding period of three to four year and 65% for holding periods of five years or more and 55%; a risk-free interest rate of 4% to 6% and 5%; and an expected holding period of three to five years and four to five years, respectively.



17.      Results By Quarter (Unaudited)


         The following tables set forth quarterly supplementary data for each of the years in the two-year period ended October 31, 2000 (in thousands except per share data).

         The unaudited quarterly results of operations for each of the quarters in the fiscal year ended October 31, 2000 have been restated for the matters identified in Note 2.


  2000                       1st Quarter        2nd Quarter       3rd Quarter        4th Quarter
------------------------------------------------------------------------------------------------
                             (RESTATED)          (RESTATED)        (RESTATED)        (RESTATED)
Net sales                      $120,695          $ 69,750           $66,143          $108,708
Gross profit                     35,292            29,107            28,829            34,795
Net income (loss) (a)          $  3,966          $ (8,460)          $ 2,221          $  8,690

Per share data:
 Basic EPS                         0.17             (0.33)             0.08              0.28
 Diluted EPS                       0.16             (0.33)             0.07              0.27




   1999                1st Quarter      2nd Quarter     3rd Quarter        4th Quarter
--------------------------------------------------------------------------------------
Net sales                $68,281          $52,165          $63,562          $121,924

Gross profit              14,743           16,080           19,631            40,356

Net income                 2,895          $ 1,561          $ 2,708          $  9,168

Per share data:
 Basic EPS                  0.16             0.08             0.12              0.39
 Diluted EPS                0.15             0.08             0.12              0.39



         (a) Included an after-tax loss of $695,000 ($.02 per diluted share) in the third quarter of fiscal 2000 for the one-time charge for abandoned offering described in Footnote 15.

         The following table summarizes the increase (decrease) in the results of operations for the reported 2000 fiscal quarters as a result of the restatement discussed above (in thousands, except per share data):

         Quarter ended January 31, 2000:          As Reported        Restatement        As Restated
         Net Sales                                $ 122,890           $ (2,195)          $ 120,695
         Gross Profit                                36,616             (1,324)             35,292
         Net income                               $   4,787           $   (821)          $   3,966
         Per share data:
         Basic -                                  $    0.21           $  (0.04)          $    0.17
         Diluted -                                $    0.20           $  (0.04)          $    0.16

         Quarter ended April 30, 2000:

         Net Sales                                $  70,036           $   (286)          $  69,750
         Gross Profit                                28,255                852              29,107
         Net income (loss)                        $   3,354           $(11,814)          $  (8,460)
         Per share data:
         Basic -                                  $    0.13           $  (0.46)          $   (0.33)
         Diluted -                                $    0.13           $  (0.46)          $   (0.33)

         Quarter ended July 31, 2000:

         Net Sales                                $  71,473           $ (5,330)          $  66,143
         Gross Profit                                31,372             (2,543)             28,829
         Net income                               $   3,449           $ (1,228)          $   2,221
         Per share data:
         Basic -                                  $    0.12           $  (0.04)          $    0.08
         Diluted -                                $    0.12           $  (0.04)          $    0.07

         Quarter ended October 31, 2000:

         Net Sales                                $ 122,607           $(13,899)          $ 108,708
         Gross Profit                                42,967             (8,172)             34,795
         Net income                               $  13,373           $ (4,683)          $   8,690
         Per share data:
         Basic -                                  $    0.43           $  (0.15)          $    0.28
         Diluted -                                $    0.42           $  (0.15)          $    0.27

18.      Geographic Areas

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

         For the years ended October 31, 2000, 1999 and 1998, the Company's net sales in domestic markets accounted for approximately 71.7%, 65.4%, and 78.4%, respectively, and net sales in international markets accounted for 28.3%, 34.6%, and 21.6%, respectively.

         As of October 31, 2000 and 1999, the Company's net fixed assets in domestic markets accounted for approximately $2,436,000 and $1,762,000, respectively, and net fixed assets in international markets accounted for $2,824,000 and $2,358,000, respectively.


         Total non-current assets and net sales are shown below by major geographic area:

           (in thousands)                            2000                  1999                  1998
                                                     ----                  ----                  ----
         Total Non-current Assets:
          United States                         $     82,904        $       14,032           $     9,116
          International
           United Kingdom                             20,418                20,974                 4,051
           All other Europe                            5,748                 5,334                   484
           Other                                       3,720                 3,402                   432
                                       ------------------------------------------------------------------
                                               $     112,790          $     43,742           $    14,083
                                       ------------------------------------------------------------------

         Net Sales:
          United States                          $   251,573           $   200,019         $     152,181
          International
           Canada                                     10,408                 5,393                 1,556
           United Kingdom                             25,968                53,101                24,444
           All other Europe                           60,814                37,304                 5,080
           Asia Pacific                               15,505                 9,366                 3,123
           Other                                       1,028                   749                 7,668
                                       ------------------------------------------------------------------
                                                 $   365,296           $   305,932           $   194,052
                                       ------------------------------------------------------------------

         Net Sales are attributed to geographic areas based on product destination.



19.      Net Income per Share

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

                                                               Net
                                                             Income                  Per Share
(in thousands, except per share data)                        (Loss)         Shares     Amount
                                                            ---------      -------   ---------
Year Ended October 31,2000
   Basic EPS                                                $   6,417       27,307     $ .23

   Effect of dilutive securities -
     Stock options and warrants                                    --        1,023        --
                                                            ---------      -------     -----
   Diluted EPS                                              $   6,417       28,330     $ .23
                                                            =========      =======     =====

Year Ended October 31, 1999
   Basic EPS                                                $  16,332       20,690     $ .79
   Effect of dilutive securities -
     Stock options and warrants                                    --          825      (.03)
                                                            ---------      -------     -----
   Diluted EPS                                              $  16,332       21,515     $ .76
                                                            =========      =======     =====

Year Ended October 31, 1998
   Extraordinary  net loss on early  extinguishment  of
   debt-Basic                                               $    (163)      14,747     $(.01)
   Extraordinary net loss on early extinguishment of
   debt- Diluted                                                 (163)      17,063      (.01)
   Basic  EPS  after  extraordinary  net  loss on early
   extinguishment of debt                                       7,181       14,747       .49
   Effect  of  dilutive  securities-stock  options  and
   warrants                                                        --        2,316      (.07)
                                                            ---------      -------     -----
   Diluted  EPS after  extraordinary  net loss on early
   extinguishment of debt                                   $   7,181       17,063     $ .42
                                                            =========      =======     =====


20.      Subsequent Events



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


In December 2000, the Company acquired the exclusive publishing rights for the Duke Nukem PC and video games from Infograms, Inc. In connection with the transaction, the Company issued 557,103 shares of the Company's Common Stock and $2.3 million in cash.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly signed this report on its behalf by the undersigned, thereunto duly authorized on the 16th day of April 2002.




                               TAKE-TWO INTERACTIVE SOFTWARE, INC.

                               By: /s/Kelly Sumner
                                   --------------------------------
                                     Kelly Sumner,
                                     Chief Executive Officer

                                   SCHEDULE II

                       Take-Two Interactive Software, Inc.
                        Valuation and Qualifying Accounts

                                 (In thousands)


                                                     Balance at                                                  Balance at
                                                     Beginning of                                                End of
   Description                                       Period            Additions (A)       Deductions (B)        Period
   ----------------------------------------------    -------------     ----------------    ------------------    -------------
   Year Ended October 31, 2000

       Allowance for doubtful accounts &
       returns...................................         $7,821             $37,568                $36,287          $9,102

   Year Ended October 31, 1999

       Allowance for doubtful accounts &
       returns...................................         $1,473             $24,413                $18,065          $7,821

   Year Ended October 31, 1998

       Allowance for doubtful accounts &
       returns...................................           $105              $8,516                 $7,148          $1,473


    (A) Includes increases in allowance for sales returns and doubtful accounts due to normal reserving terms and allowance accounts acquired in conjunction with acquisitions.

    (B) Includes actual write-offs of uncollectible accounts receivable or sales returns and recoveries of previously written off receivables.