Form 10-Q/A
period 2001-01-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2002-04-19
CIK 946581

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



                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements*

              Consolidated Condensed Balance Sheets - As of  January 31, 2001
              Restated and October 31, 2000 (unaudited)                                 1

              Consolidated Condensed Statements of Operations - For the three
                months ended January 31, 2001 Restated and 2000 (unaudited)             2

              Consolidated Condensed Statements of Cash Flows - For the three
                months ended January 31, 2001 Restated and 2000 (unaudited)             3

              Consolidated Condensed Statements of Stockholders' Equity -
                For the year ended October 31, 2000 and the three
                months ended January 31, 2001 Restated (unaudited)                      4

              Notes to Consolidated Condensed Financial Statements                      5

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of  Operations                                                 12

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                        19

Item 2.       Changes in Securities                                                    19

Item 4.       Submission of Matters to a Vote of Security Holders                      19

Item 6.       Exhibits and Reports on Form 8-K                                         19


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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of January 31, 2001 and October 31, 2000 (unaudited)
(In thousands, except share data)
--------------------------------------------------------------------------------


ASSETS                                                                          January 31, 2001    October 31, 2000
                                                                                    Restated
                                                                               -----------------    -----------------
Current assets
     Cash and cash equivalents                                                      $  13,658           $   5,245
     Accounts receivable, net of provision for doubtful accounts and sales allowances of $12,166 and $11,615 at January 31, 2001 and
         October 31, 2000, respectively                                               119,777             115,927
     Inventories, net                                                                  52,429              53,798
     Prepaid royalties                                                                 26,416              24,093
     Prepaid expenses and other current assets                                         11,920               6,551
     Investments                                                                        1,990               2,926
     Deferred tax asset                                                                 9,243               9,243
                                                                                    ---------           ---------
             Total current assets                                                     235,433             217,783


Fixed assets, net                                                                       6,082               5,260
Prepaid royalties                                                                       1,609               1,303
Capitalized software development costs, net                                             9,937               9,613
Investments                                                                            24,403              28,487
Intangibles, net                                                                       90,724              66,562
Other assets, net                                                                       2,553               1,565

                                                                                    ---------           ---------
             Total assets                                                           $ 370,741           $ 330,573
                                                                                    =========           =========

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                  62,720              47,972
     Accrued expenses                                                                  20,305              15,099
     Lines of credit, current portion                                                  82,093              84,605
     Current portion of capital lease obligation                                           99                  89
                                                                                    ---------           ---------
             Total current liabilities                                                165,217             147,765

Loan payable, net of unamortized discount of $2,585 and $2,732 at
     January 31, 2001 and October 31, 2000, respectively                               12,415              12,268
Notes payable                                                                             651                  --
Capital lease obligation, net of current portion                                          328                 348


                                                                                    ---------           ---------
             Total liabilities                                                      $ 178,611           $ 160,381
                                                                                    ---------           ---------

Stockholders' equity
     Common stock, par value $.01 per share; 50,000,000 shares authorized;
         32,968,222 and 31,172,866 shares issued and outstanding                          330                 312
     Additional paid-in capital                                                       172,392             157,738
     Deferred compensation                                                                 --                  (5)
     Retained earnings                                                                 33,051              24,819
     Accumulated other comprehensive loss                                             (13,643)            (12,672)
                                                                                    ---------           ---------
             Total stockholders' equity                                               192,130             170,192

                                                                                    ---------           ---------
             Total liabilities and stockholders' equity                             $ 370,741           $ 330,573
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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three months ended January 31, 2001 and 2000 (unaudited)
(In thousands, except per share data)
--------------------------------------------------------------------------------


                                                                                                 Three months ended January 31,
                                                                                                    2001            2000
                                                                                                  Restated
                                                                                                 ------------------------------
Net sales                                                                                          $ 157,853         $ 120,247
Cost of sales                                                                                        104,260            84,955
                                                                                                   ---------         ---------
         Gross profit                                                                                 53,593            35,292
                                                                                                   ---------         ---------

Operating expenses
     Selling and marketing                                                                            12,814            15,276
     General and administrative                                                                       10,511             9,295
     Research and development costs                                                                    1,400             1,625
     Depreciation and amortization                                                                     2,422             1,403
                                                                                                   ---------         ---------
         Total operating expenses                                                                     27,147            27,599

         Income from operations                                                                       26,446             7,693

Interest expense, net                                                                                  2,930             1,506
Equity in loss of affiliate                                                                               --               156
                                                                                                   ---------         ---------
         Total non-operating expenses                                                                  2,930             1,662

         Income before income taxes and cumulative effect of change in accounting principle           23,516             6,031

Provision for income taxes                                                                             9,947             2,065
                                                                                                   ---------         ---------
         Income before cumulative effect of change in accounting principle                            13,569             3,966

Cumulative effect of change in accounting principle, net of taxes of $3,558                            5,337                --
                                                                                                   ---------         ---------

         Net income                                                                                $   8,232         $   3,966
                                                                                                   =========         =========


Per share data:
     Basic:
         Weighted average common shares outstanding                                                   32,347            23,199
                                                                                                   =========         =========

         Income before cumulative effect of change in accounting principle per share               $    0.41         $    0.17
         Cumulative effect of change in accounting principle per share                                 (0.16)               --
                                                                                                   ---------         ---------
         Net income - Basic                                                                        $    0.25         $    0.17
                                                                                                   =========         =========


     Diluted:
         Weighted average common shares outstanding                                                   32,959            24,478
                                                                                                   =========         =========

         Income before cumulative effect of change in accounting principle per share               $    0.41         $    0.16
         Cumulative effect of change in accounting principle per share                                 (0.16)               --
                                                                                                   ---------         ---------
         Net income - Diluted                                                                      $    0.25         $    0.16
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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the three months ended January 31, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

(In thousands, except share information)
                                                                                           Three months ended January 31,
                                                                                           ------------------------------
                                                                                                2001            2000
                                                                                              Restated
                                                                                             ---------        ---------
Cash flows from operating activities:
     Net income                                                                              $  8,232         $  3,966
     Adjustment to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                          2,422            1,403
         Loss on disposal of fixed assets                                                          --                2
         Equity in loss of affiliate                                                               --              156
         Provision for doubtful accounts and sales allowances                                     551               29
         Provision for inventory obsolescence                                                      12               10
         Amortization of various expenses and discounts                                           263              110
         Tax benefit from exercise of stock options                                                68              403
         Changes in operating assets and liabilities, net of effects of acquisitions:
            Decrease in accounts receivable                                                     4,912           18,297
            Decrease (increase) in inventories, net                                             5,167           (6,908)
            Increase in prepaid royalties                                                      (2,629)          (9,595)
            Increase in prepaid expenses and other current assets                              (4,001)          (2,817)
            Increase in capitalized software development costs                                   (325)            (993)
            Increase (decrease) in accounts payable                                             2,300          (14,398)
            Increase in accrued expenses                                                        4,360            5,259
                                                                                             --------         --------
                         Net cash provided by (used in) operating activities                   21,332           (5,076)
                                                                                             --------         --------

Cash flows from investing activities:
     Purchase of fixed assets                                                                  (1,333)            (890)
     Other investment                                                                              --           (4,000)
     Acquisitions, net of cash acquired                                                        (4,300)              --
     Additional cash paid for prior acquisition                                                    --             (459)
                                                                                             --------         --------
                         Net cash used in investing activities                                 (5,633)          (5,349)
                                                                                             --------         --------

Cash flows from financing activities:
     Net (repayments) borrowings under lines of credit                                         (9,152)          18,472
     Repayment on notes payable                                                                    --              (89)
     Proceeds from exercise of stock options and warrants                                       1,195            1,950
     Repayment of capital lease obligation                                                        (10)             (21)
                                                                                             --------         --------
                         Net cash (used in) provided by financing activities                   (7,967)          20,312
                                                                                             --------         --------

Effect of foreign exchange rates                                                                  681           (1,006)
                                                                                             --------         --------

                         Net increase in cash for the period                                    8,413            8,881
Cash and cash equivalents, beginning of the period                                              5,245           10,374
                                                                                             --------         --------
Cash and cash equivalents, end of the period                                                 $ 13,658         $ 19,255
                                                                                             ========         ========


Supplemental disclosure of non-cash investing activities:
     Issuance of common stock in connection with prior acquisition                           $     --         $    161
                                                                                             ========         ========
     Gathering purchase option                                                               $     --         $    872
                                                                                             ========         ========


During the quarter ended January 31, 2000, the Company paid $458,817 in cash and issued $161,140 in stock related to a prior period acquisition. Such payments were capitalized and recorded as Goodwill

Supplemental information on businesses acquired:
     Fair value of assets acquired
         Cash                                                                                $     --         $     --
         Accounts receivables, net                                                              9,310               --
         Inventories, net                                                                       3,810               --
         Prepaid expenses and other assets                                                         34               --
         Property and equipment, net                                                              286               --
         Intangible asset                                                                       8,105               --
         Goodwill                                                                              35,078               --
     Less, liabilities assumed
         Line of credit                                                                        (6,641)              --
         Accounts payable                                                                     (12,447)              --
         Accrued expenses                                                                      (1,780)              --
         Other current liabilities                                                               (651)              --
         Stock issued                                                                         (13,380)              --
         Value of asset recorded                                                              (17,266)              --
         Direct transaction costs                                                                (158)              --
                                                                                             --------         --------
Cash paid                                                                                       4,300               --
     Less, cash acquired                                                                           --               --
                                                                                             --------         --------
Net cash paid                                                                                $  4,300         $     --
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

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated Condensed Statements of Stockholders' Equity
For the year ended October 31, 2000 and the three months
ended January 31, 2001 (unaudited)
--------------------------------------------------------------------------------

(In thousands)

                                                                                   Common Stock          Additional
                                                                              ----------------------      Paid-in       Deferred
                                                                               Shares         Amount      Capital     Compensation
                                                                              -----------------------    -----------  ------------
Balance, November 1, 1999                                                      23,086     $     231     $  67,345     $     (48)

Issuance of compensatory stock options                                             --            --            55            --

Proceeds from exercise of stock options and warrants                            1,373            13         6,908            --

Amortization of deferred compensation                                              --            --            --            43

Issuance of common stock in connection with acquisitions                        4,222            43        55,218            --

Issuance of common stock in connection with private placements,
    net of issuance costs                                                       2,422            24        21,261            --

Issuance of warrants in connection with a debt financing                           --            --         2,927            --

Issuance of common stock in lieu of repayment of debt assumed from Pixel          168             2         2,528            --

Retirement of common stock                                                        (98)           (1)       (1,249)           --

Tax benefit in connection with the exercise of stock options                       --            --         2,745            --

Foreign currency translation adjustment                                            --            --            --            --

Net unrealized loss on investments                                                 --            --            --            --

Net income                                                                         --            --            --            --
                                                                            ---------     ---------     ---------     ---------

Balance, October 31, 2000                                                      31,173     $     312     $ 157,738     $      (5)

Proceeds from exercise of stock options and warrants                              360             4         1,191            --

Amortization of deferred compensation                                              --            --            --             5

Issuance of common stock in connection with acquisitions                        1,436            14        13,395            --

Tax benefit in connection with the exercise of stock options                       --            --            68            --

Foreign currency translation adjustment                                            --            --            --            --

Net unrealized loss on investments                                                 --            --            --            --

Net income - Restated                                                              --            --            --            --
                                                                            ---------     ---------     ---------     ---------

Balance, January 31, 2001 - Restated                                           32,969     $     330     $ 172,392     $      --
                                                                            =========     =========     =========     =========


                                                                                           Accumulated
                                                                                             Other
                                                                              Retained    Comprehensive              Comprehensive
                                                                              Earnings    Income (Loss)    Total      Income (Loss)
                                                                             ----------   --------------  --------   --------------
Balance, November 1, 1999                                                   $  18,402     $   (827)     $ 85,103      $ 15,512

Issuance of compensatory stock options                                             --           --            55

Proceeds from exercise of stock options and warrants                               --           --         6,921

Amortization of deferred compensation                                              --           --            43

Issuance of common stock in connection with acquisitions                           --           --        55,261

Issuance of common stock in connection with private placements,
    net of issuance costs                                                          --           --        21,285

Issuance of warrants in connection with a debt financing                           --           --         2,927

Issuance of common stock in lieu of repayment of debt assumed from Pixel           --           --         2,530

Retirement of common stock                                                         --           --        (1,250)

Tax benefit in connection with the exercise of stock options                       --           --         2,745

Foreign currency translation adjustment                                            --       (9,014)       (9,014)       (9,014)

Net unrealized loss on investments                                                 --       (2,831)       (2,831)       (2,831)

Net income                                                                      6,417           --         6,417         6,417
                                                                            ---------    ---------     ---------     ---------

Balance, October 31, 2000                                                   $  24,819    $ (12,672)    $ 170,192     $  (5,428)

Proceeds from exercise of stock options and warrants                               --           --         1,195

Amortization of deferred compensation                                              --           --             5

Issuance of common stock in connection with acquisitions                           --           --        13,409

Tax benefit in connection with the exercise of stock options                       --           --            68

Foreign currency translation adjustment                                            --          681           681           681

Net unrealized loss on investments                                                 --       (1,652)       (1,652)       (1,652)

Net income - Restated                                                           8,232           --         8,232         8,232
                                                                            ---------    ---------     ---------     ---------

Balance, January 31, 2001 - Restated                                        $  33,051    $ (13,643)    $ 192,130     $   7,261
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

As a result of the investigation, the Company restated its previously issued consolidated financial statements for fiscal 2000 and each of the quarters in fiscal 2000 and the first three quarters in fiscal 2001. The amounts presented herein for the year ended October 31, 2000 and the three months ended January 31, 2000 reflect the restated financial statements which have been filed with the SEC. The restatement of the financial statements for the three months ended January 31, 2001 relates to the elimination of $3,633,000 of net sales made to independent third party distributors and related cost of sales of $4,715,000 and the related tax effect, which were improperly recognized as revenue since the products were later returned or repurchased by the Company.

In addition, the Company reviewed its revenue recognition policy, reserve policies and its accounting for certain other transactions. As a result of this review, the Company restated its previously issued unaudited consolidated condensed financial statements for the three months ended January 31, 2001 for the following transactions and the related tax effect:

    o For the three months ended January 31, 2001, the recognition of net sales of $3,780,000 and related cost of sales of $2,236,000 for transactions that did not qualify for revenue recognition in the fourth quarter of fiscal 2000.

    o An adjustment of $750,000 for the three months ended January 31, 2001 for the reduction of revenue related to adjustment of the purchase price of an acquired business, and a related reduction of amortization expense of $29,000 for the three months ended January 31, 2001 (see
         Note 5). Additionally, the Company recorded a net reduction for post acquisition amortization of $381,000 comprised of a $563,000 reduction of amortization of intangible assets offset by an increase of $182,000 in the amortization of prepaid royalties for the three months ended January 31, 2001 from purchase allocation adjustments made relating to acquisitions consummated in fiscal 2000 as a result of restatements made to the 2000 financial statements.

Additionally, the Company restated its first quarter fiscal 2001 financial statements to record the cumulative effect of the change in accounting related to the adoption of SAB 101 "Revenue Recognition." In fiscal 2001, the Company implemented changes to its practices to significantly reduce shipment time near quarter and year end. Accordingly, the adoption of SAB 101 did not have a significant impact on previously reported interim net income for the first quarter of 2001 (See Note 3).

The effect of the restatement for the three months ended January 31, 2001 is as follows (certain amounts have been reclassified and are presented in thousands, except per share data):

                                                Three months ended January 31, 2001
                                                                    Effect of
                                       As Reported   Restatement     SAB 101     As Restated
                                       -----------   -----------     -------     -----------
Statement of Operations Data:
Net sales                              $ 131,226     $    (603)     $  27,230     $ 157,853
Cost of sales                             88,222        (2,297)        18,335       104,260
Depreciation and amortization              3,014          (592)            --         2,422
Income from operations                    15,265         2,286          8,895        26,446
Income before provision for income
taxes and cumulative effect of
  change in accounting principle          12,335         2,286          8,895        23,516
Provision for income taxes                 4,585         1,804          3,558         9,947
Cumulative effect of change in
  accounting principle                        --            --          5,337         5,337
Net income                             $   7,750     $     482      $      --     $   8,232
Basic income per share                 $    0.24     $    0.01      $      --     $    0.25

Diluted income per share               $    0.24     $    0.01      $      --     $    0.25



                                                           January 31, 2001
                                                     As Reported     As Restated
                                                     -----------     -----------

Balance Sheet Data:
Accounts receivable                                   $132,165        $119,777
Inventories, net                                        46,730          52,429
Prepaid royalties - current                             22,860          26,416
Deferred tax asset                                         666           9,243
Intangibles, net                                       114,825          90,724
Total assets                                           389,398         370,741
Accrued expenses and other current liabilities          23,567          20,305
Total liabilities                                      181,873         178,611
Retained earnings                                       51,115          33,051
Accumulated other comprehensive loss                   (16,312)        (13,643)
Total liabilities and stockholders' equity             389,398         370,741

Amendment of Credit Agreement

As a result of the restatement, in February 2002, the Company retroactively amended its covenants under the credit agreement with Bank of America, N.A. to December 1999. Accordingly, as of January 31, 2001, the Company was in compliance with the covenants, as amended.

All applicable amounts relating to the aforementioned restatements have been reflected in these unaudited consolidated condensed financial statements and notes thereto.

3. Significant Accounting Policies and Transactions

Basis of Presentation

The unaudited Consolidated Condensed Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended October 31, 2000.

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

Prepaid Royalties and Capitalized Software Development Costs

The Company's agreements with licensors and developers generally require it to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are amortized at the contractual royalty rate as cost of sales based on actual net product sales. The Company continually evaluates the future realization of prepaid royalties, and charges to cost of sales any amount that management deems unlikely to be realized at the contractual royalty rate. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. For the three months ended January 31, 2001 and 2000, no prepaid royalties were written down to estimated net realizable value. For the three months ended January 31, 2001, amortization of prepaid royalties amounted to $6,019,000 which is included in total royalty expense of $6,399,000. For the three months ended January 31, 2000, royalty expense was comprised solely of amortization of prepaid royalties, which amounted to $2,802,000.

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

Revenue Recognition

Distribution revenue is derived from the sale of third-party software products and hardware and is recognized when the ownership and risk of loss pass to customers which is generally upon receipt by the customers. Distribution revenue was $79,934,000 and $59,945,000 for the three months ended January 31, 2001 and 2000, respectively. Publishing revenue is derived from the sale of internally developed software products or from the sale of products licensed from third-party developers and is recognized when the ownership and risk of loss pass to customers which is generally upon receipt by the customers. Publishing revenue was $77,919,000 and $60,302,000 for the three months ended January 31, 2001 and 2000, respectively.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition". SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company has adopted SOP 97-2 and such adoption did not have a material impact on the Company's financial statements. The Company recognizes revenue upon persuasive evidence of an arrangement, the Company's fulfillment of its obligations under any such arrangement, and determination that collection is probable. The Company's payment arrangements with its customers are fixed at the time of sale with 30, 60, 90 or 120 day terms. The AICPA has also issued SOP 98-9, a modification of SOP 97-2, "Software Revenue Recognition with respect to Certain Transactions". SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The adoption of SOP 98-9 did not have a material impact on the Company's financial statements.

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

Effective November 1, 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Consistent with the guidelines provided in SAB No. 101, the Company changed its revenue recognition policy to recognize revenue as noted above. Prior to the adoption of SAB 101, the Company recognized revenue upon shipment. The cumulative effect of the application of the revenue recognition policies set forth in SAB 101 for the period ended January 31, 2001 was approximately $5.3 million, or $0.16 per share, net of tax benefit of approximately $3.6 million. As a result of adopting SAB 101, net sales and cost of sales of approximately $27.2 million and $18.3 million, respectively, which were originally recognized in the year ended October 31, 2000 were also recognized in the quarter ended January 31, 2001. This adoption had no effect on net income for the quarter ended January 31, 2001. It is impracticable for the Company to present pro forma information for quarters prior to fiscal 2001.

4. Net Income per Share

The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the three months ended January 31, 2001 and 2000.

                                                                                   Per Share
                                                     Net Income       Shares         Amount
                                                    -----------     --------      ----------
  (in thousands, except per share data)
Three Months Ended January 31, 2001 -
Restated:
  Basic                                                $8,232        32,347        $   .25
  Effect of dilutive securities - Stock options
     and warrants
                                                           --           612             --
                                                       ------        ------        -------
  Diluted                                              $8,232        32,959        $   .25
                                                       ======        ======        =======

Three Months Ended January 31, 2000:
  Basic                                                $3,966        23,199        $   .17
  Effect of dilutive securities - Stock options
     and warrants                                          --         1,279           (.01)
                                                       ------        ------        -------
  Diluted                                              $3,966        24,478        $   .16
                                                       ======        ======        =======

The January 31, 2001 computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive.

5. Acquisitions

In connection with the sale of Toga Holdings to Gameplay.com plc ("Gameplay") in October 2000, the Company agreed to acquire Gameplay's game software development and publishing business Neo Software Produktions GMBH ("Neo"). The Company obtained an independent third party valuation in support of the value assigned to its right to acquire Neo. In January 2001, the Company completed the acquisition of Neo and assumed net liabilities of approximately $808,000, in addition to the prepaid purchase price of $17.3 million.

In November 2000, the Company acquired all of the outstanding capital stock of VLM Entertainment Group, Inc. ("VLM"), a company engaged in the distribution of third-party software products. In connection with this transaction, the Company paid the former stockholders of VLM $2 million in cash and issued 875,000 shares of its common stock (valued at $8.0 million) and assumed net liabilities of approximately $6.9 million, on a preliminary basis. In addition, all of the former stockholders of VLM may receive up to an aggregate of 100,000 shares based on the future financial performance of VLM. In connection with this transaction, the Company recorded intangible assets of approximately $16.2 million on a preliminary basis. The acquisitions have been accounted for as a purchase. The unaudited Consolidated Condensed Statement of Operations includes the operating results of each business from the date of acquisition. The following unaudited pro forma results below assumes the acquisitions of VLM and Neo occurred on November 1, 1999 (in thousands, except per share data),

                                           Three Months Ended     Three Months Ended
                                            January 31, 2001       January 31, 2000
                                            ----------------       ----------------
Net Sales                                    $      162,018         $     131,812
Net Income                                            7,846                 3,491
Net Income per share (basic)                           0.24                  0.14
Net Income per share (fully diluted)                   0.24                  0.13


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
As of January 31, 2001, investments consist of (in thousands):


                                                  Current       Non Current
                                              --------------  --------------
         Average cost                             $   2,943      $   30,602
         Unrealized losses                            (953)         (6,199)
                                              --------------  --------------
         Fair value                                $  1,990      $   24,403
                                              ==============  ==============

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

As a result of the investigation, the Company restated its previously issued consolidated financial statements for fiscal 2000 and each of the quarters in fiscal 2000 and the first three quarters in fiscal 2001. The amounts presented herein for the year ended October 31, 2000 and the three months ended January 31, 2000 reflect the restated financial statements which have been filed with the SEC. The restatement of the financial statements for the three months ended January 31, 2001 relates to the elimination of $3,633,000 of net sales made to independent third party distributors and related cost of sales of $4,715,000 and the related tax effect, which were improperly recognized as revenue since the products were later returned or repurchased by the Company.

In addition, the Company reviewed its revenue recognition policy, reserve policies and its accounting for certain other transactions. As a result of this review, the Company restated its previously issued unaudited consolidated condensed financial statements for the three months ended January 31, 2001 for the following transactions and the related tax effect:

    o For the three months ended January 31, 2001, the recognition of net sales of $3,780,000 and related cost of sales of $2,236,000 for transactions that did not qualify for revenue recognition in the fourth quarter of fiscal 2000.

    o An adjustment of $750,000 for the three months ended January 31, 2001 for the reduction of revenue related to adjustment of the purchase price of an acquired business, and a related reduction of amortization expense of $29,000 for the three months ended January 31, 2001. See
         Note 5 of Notes to Unaudited Consolidated Condensed Financial Statements. Additionally, the Company recorded a net reduction for post acquisition amortization of $381,000 comprised of a $563,000 reduction of amortization of intangible assets offset by an increase of $182,000 in the amortization of prepaid royalties for the three months ended January 31, 2001 from purchase allocation adjustments made relating to acquisitions consummated in fiscal 2000 as a result of restatements made to the 2000 financial statements.

Additionally, the Company restated its first quarter fiscal 2001 financial statements to record the cumulative effect of the change in accounting related to the adoption of SAB 101 "Revenue Recognition." In fiscal 2001, the Company implemented changes to its practices to significantly reduce shipment time near quarter and year end. Accordingly, the adoption of SAB 101 did not have a significant impact on previously reported interim net income for the first quarter of 2001. See Notes 2 and 3 of Notes to Unaudited Consolidated Condensed Financial Statements.

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

Overview

The Company is a leading global developer, publisher and distributor of interactive software games. The Company's software operates on PCs and video game consoles manufactured by Sony, Nintendo and Sega. The following table sets forth the percentages of publishing revenues derived from sales of titles for specific platforms during the periods indicated:


                                           Three Months Ended January 31
                                      ----------------------------------------
     Platform                                2001                2000
     ---------                               ----                ----
     PC.............................        34.1%                 29.1%
     Sony PlayStation 2.............        40.9                   --
     Sony PlayStation...............        12.8                  44.1
     Nintendo GameBoy...............         3.2                   7.1
     Nintendo 64....................          --                   6.4
     Sega Dreamcast.................         2.9                   4.3
     Accessories....................         6.1                   9.0
                                     -------------------    ---------------
                                           100.0%                100.0%

Revenue Recognition. The Company's principal sources of revenues are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software or software licensed from third parties. Distribution revenues are derived from the sale of third-party software and hardware. Publishing activities generally generate higher margins than distribution activities, with sales of PC software resulting in higher margins than sales of CDs or cartridges designed for video game consoles. Effective November 1, 2000, the Company recognizes net revenue when title and risk of loss pass to customers (generally, upon receipt of products by customers.) Prior to that date, we recognized revenue upon shipment.

Return and Reserves. The Company's arrangements with customers for published titles require it to accept returns for stock balancing, markdowns or defects. The Company establishes a reserve for future returns of published titles based primarily on its return policies and historical return rates, and recognizes revenues net of returns. The Company's distribution arrangements with customers generally do not give them the right to return titles or to cancel firm orders. However, the Company sometimes accepts returns for stock balancing and negotiates accommodations to customers, which includes price discounts, credits and returns, when demand for specific titles fall below expectations. At January 31, 2001, the Company's reserve against accounts receivable for returns, customer accommodations and doubtful accounts was approximately $12,166,000. If future returns significantly exceed the Company's reserves, the Company's operating results would be adversely affected.

Capitalized Costs. The Company's agreements with licensors and developers generally require it to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are amortized at the contractual royalty rate as cost of sales based on actual net sales. At January 31, 2001, the Company had prepaid royalties of $28,025,000. The Company also capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs is based on the greater of the proportion of current year sales to total estimated sales commencing with the title's release or the straight line method. At January 31, 2001, the Company had capitalized software development costs of $9,937,000. The Company continually evaluates the recoverability of capitalized costs. If the Company were required to write-off these payments or costs to a material extent in future periods, the Company's results of operations would be adversely affected.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations:


                                                       Three Months Ended
                                                           January 31,
                                                   ---------------------------
                                                     2001             2000
                                                     ----             -----
Net Sales ..............................             100.0%           100.0%
Cost of Sales ..........................              66.0             70.7
Selling and Marketing ..................               8.1             12.7
General and Administrative .............               6.7              7.7
Research and Development Costs .........               0.9              1.4
Depreciation and Amortization ..........               1.5              1.2
Interest Expense, net ..................               1.9              1.3
Provision for Income Taxes .............               6.3              1.7
Net Income .............................               5.2              3.3

Three Months Ended January 31, 2001 and 2000

Net Sales. Net sales increased by $37,606,000, or 31.3%, to $157,853,000 for the three months ended January 31, 2001 from $120,247,000 for the three months ended January 31, 2000. The increase in net sales was primarily attributable to the Company's expanded distribution operations. The adoption of SAB 101 effective November 2000 resulted in the recognition of revenue when both title and all risks of loss pass to customers. The effect of this adoption was an increase in net sales of $27 million in the quarter ended January 31, 2001 for revenue that was previously recognized in the year ended October 31, 2000. Distribution revenues increased by $19,989,000, or 33.3%, to $79,934,000 for the three months ended January 31, 2001 from $59,945,000 for the three months ended January 31, 2000. This increase was primarily attributable to the acquisition of VLM in November 2000 and included $6 million relating to the adoption of SAB 101. The Company expects that its distribution operations will continue to expand largely as a result of the anticipated introduction of next-generation hardware platforms and the wide-scale rollout of Playstation(R) 2. For the three months ended January 31, 2001, distribution activities accounted for approximately 50.6% of net sales.

Publishing revenues increased by $17,617,000, or 29.2%, to $77,919,000 for the three months ended January 31, 2001 from $60,302,000 for the three months ended January 31, 2000. This increase included $21 million relating to the adoption of SAB 101 offset by approximately a $4 million decrease primarily attributable to a decrease in European publishing activities during the quarter. For this period, software products designed for PC platforms accounted for approximately 34.1% of the Company's publishing revenues with software products designed for video game console platforms accounting for 56.1% of the Company's publishing revenues. The Company expects that sales of video game console products will continue to account for a significant portion of its publishing revenues. For the three months ended January 31, 2001, publishing activities accounted for approximately 49.4% of net sales.

Cost of Sales. Cost of sales increased by $19,305,000, or 22.7%, to $104,260,000 for the three months ended January 31, 2001 from $84,955,000 for the three months ended January 31, 2000. The increase was commensurate with increased net sales and included $18 million resulting from the adoption of SAB 101. Cost of sales as a percentage of net sales decreased from 70.7% to 66.0% primarily due to the increased sale of higher margin budget products. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and Marketing. Selling and marketing expenses decreased by $2,462,000, or 16.1%, to $12,814,000 for the three months ended January 31, 2001 from $15,276,000 for the three months ended January 31, 2000. Selling and marketing expenses as a percentage of net sales decreased to 8.1% for the three months ended January 31, 2001 from 12.7% for the three months ended January 31, 2000. The decrease in both absolute dollars and as a percentage of net sales was primarily attributable to higher expenses incurred in the prior comparable quarter in connection with the Company's release of GTA2. In addition, the decrease generally reflects the Company's continued efforts to achieve cost efficiencies.

General and Administrative. General and administrative expenses increased by $1,216,000, or 13.1%, to $10,511,000 for the three months ended January 31, 2001 from $9,295,000 for the three months ended January 31, 2000. General and administrative expenses as a percentage of net sales decreased to 6.7% for the three months ended January 31, 2001 from 7.7% for the three months ended January 31, 2000. This increase in absolute dollars was primarily attributable to salaries, rent, insurance premiums and professional fees associated with the Company's expanded operations.

Research and Development. Research and development costs decreased by $225,000 to $1,400,000 for the three months ended January 31, 2001 from $1,625,000 for the three months ended January 31, 2000. Research and development costs as a percentage of net sales remained relatively constant.

Depreciation and Amortization. Depreciation and amortization expense increased by $1,019,000 or 72.6%, to $2,422,000 for the three months ended January 31, 2001 from $1,403,000 for the three months ended January 31, 2000. The increase was primarily due to the amortization of intangible assets from acquisitions.

Interest Expense, net. Interest expense increased by $1,424,000 or 94.6%, to $2,930,000 for the three months ended January 31, 2001 from $1,506,000 for the three months ended January 31, 2000. The increase resulted from increased bank borrowings.

Income Taxes. Income taxes increased by $7,882,000, to $9,947,000 for the three months ended January 31, 2001 from $2,065,000 for the three months ended January 31, 2000. Income taxes as a percentage of net sales increased to 6.3% for the three months ended January 31, 2001 from 1.7% for the three months ended January 31, 2000. The increase in both absolute dollars and as a percentage of net sales resulted from increased pre-tax income and previous utilization of net operating loss carryforwards.

Cumulative Effect of Change in Accounting Principle. In connection with the adoption of SAB 101, the Company recognized a cumulative effect of $5.3 million, net of taxes of $3.6 million.

As a result of the foregoing, the Company achieved net income of $8,232,000 for the three months ended January 31, 2001, as compared to net income of $3,966,000 for the three months ended January 31, 2000.

Liquidity and Capital Resources

The Company's primary cash requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically satisfied its working capital requirements primarily through the cash flow from operations, issuance of debt and equity securities and bank borrowings. At January 31, 2001, the Company had working capital of $70,216,000 as compared to working capital of $70,018,000 at October 31, 2000.

The Company's cash and cash equivalents increased $8,413,000, to $13,658,000 at January 31, 2001, from $5,245,000 at October 31, 2000. The increase is primarily attributable to $21,332,000 of cash provided by operating activities, partially offset by $5,633,000 used in investing activities and $7,967,000 used in financing activities.

Net cash provided by operating activities for the three months ended January 31, 2001 was $21,332,000 compared to net cash used in operating activities of $5,076,000 for the three months ended January 31, 2000. The increase in net cash was primarily attributable to increased net income and decreased inventories and accounts receivable as well as an increase in accounts payable. Net cash used in investing activities for the three months ended January 31, 2001 was $5,633,000 as compared to net cash used in investing activities of $5,349,000 for the three months ended January 31, 2000. Net cash used in investing activities reflects the Company's continued investment in product development and acquisition activities. Net cash used in financing activities for the three months ended January 31, 2001 was $7,967,000 as compared to net cash provided by financing activities of $20,312,000 for the three months ended January 31, 2000. The increase in net cash used in financing activities was primarily attributable to the repayment of indebtedness.

In February 2001, the Company's European subsidiary entered into a credit facility agreement with Lloyds TSB Bank plc ("Lloyds") under which Lloyds agreed to make available borrowings of up to $25,000,000. The outstanding balance and available credit under the revolving line of credit was $14,064,000 and $134,000, respectively, as of January 31, 2001. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank's base rate, and are guaranteed by the Company. The credit facility expires in December 2001.

In December 1999, the Company entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent, which currently provides for borrowings of up to $90,000,000 (decreasing to $75,000,000 in March 2001). Thereafter, the Company may increase the credit line to up to $85,000,000 subject to certain conditions. Interest accrues on such advances at the bank's prime rate plus 0.5% or at LIBOR plus 2.5%. Borrowings under the line of credit are collaterized by all of the Company's assets. Under the terms of the credit agreement, the Company is required to comply with certain financial, affirmative and negative covenants, including consolidated net worth, consolidated leverage ratio and consolidated fixed charge ratio. In addition, the credit agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens or incurring additional indebtness. In February 2002, certain financial covenants and several other covenants were amended retroactively to December 1999. Accordingly, as of January 31, 2001, the Company was in compliance with the covenants, as amended. The line of credit expires on December 7, 2002. The outstanding balance under the revolving line of credit was $68,029,000 as of January 31, 2001.

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

The Company's accounts receivable, less an allowance at January 31, 2001 was $119,777,000. No single customer accounted for more than 10% of the receivable balance at January 31, 2001. Most of the Company's receivables are covered by insurance and generally the Company has been able to collect its receivables in the ordinary course of business. The Company does not hold any collateral to secure payment from customers. As a result, the Company is subject to credit risks, particularly in the event that any of the receivables represent sales to a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect its accounts receivable as they become due and such accounts are not covered by insurance, the Company could be required to increase its allowance for doubtful accounts, which could adversely affect its liquidity and working capital position.

The Company expects to incur costs and expenses of approximately $2 million during fiscal 2001 associated with software and hardware upgrades to its accounting systems. In addition, the Company expects to spend approximately $1 million in connection with various leasehold improvements to its facilities. Other than the foregoing, the Company has no material commitments for capital expenditures.

Based on its currently proposed operating plans and assumptions, the Company believes that projected revenues from operations and available cash resources, including amounts available under its line of credit, will be sufficient to satisfy its cash requirements for the reasonably foreseeable future

Fluctuations in Operating Results and Seasonality

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of the Company's revenues. For the three months ended January 31, 2001, and 2000, sales in international markets accounted for approximately 23.8% and 34.6%, respectively, of the Company's revenues. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results.

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

In addition, the Company may be exposed to risk of loss associated with fluctuations in the value of its investments. The Company's investments are stated at fair value, with net unrealized appreciation and loss included as a separate component of stockholders' equity. At January 31, 2001, the Company's investments had an aggregate fair market value of $26,393,000. The Company recorded an unrealized loss of $4,355,000, net of taxes, that is included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. The Company regularly reviews the carrying values of its investments to identify and record impairment losses when events or circumstances indicate that such investments may be permanently impaired. As of January 31, 2001, no such impairment has been recorded. The Company's principal investments are in the Internet industry, which are subject to significant fluctuations in their market value due to stock market volatility, and a substantial portion of such investments are recorded as long-term investments.

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

Take-Two Interactive Software, Inc.


By: /s/ Kelly Sumner                                   Dated: April 16, 2002
    -----------------
    Kelly Sumner
    Chief Executive Officer