Form 10-Q/A
period 2001-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2002-04-19
CIK 946581

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



                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements *

              Consolidated Condensed Balance Sheets - As of  April 30, 2001 Restated
                   and October 31, 2000 (unaudited)                                                         1

              Consolidated Condensed Statements of Operations - For the three months ended
                   April 30, 2001 Restated and 2000 and the six months ended April 30, 2001
                   Restated and 2000 (unaudited)                                                            2

              Consolidated Condensed Statements of Cash Flows - For the six months ended
                   April 30, 2001 Restated and 2000 (unaudited)                                             3

              Consolidated Condensed Statements of Stockholders' Equity - For the year ended
                   October 31, 2000 and the six months ended April 30, 2001
                   Restated (unaudited)                                                                     4

              Notes to Consolidated Condensed Financial Statements                                          5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations        13

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                   22

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                            23

Item 2.       Changes in Securities                                                                        23

Item 6.       Exhibits and Reports on Form 8-K                                                             23



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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of April 30, 2001 and October 31, 2000 (unaudited)
(In thousands, except share data)
-------------------------------------------------------------------------------


ASSETS:                                                                                  April 30, 2001
                                                                                            Restated        October 31, 2000
                                                                                        -----------------   -----------------
Current assets:
     Cash and cash equivalents                                                            $   6,886           $   5,245
     Accounts receivable, net of provision for doubtful accounts and sales allowances of $16,990 and $11,615 at April 30, 2001 and October 31,
         2000, respectively                                                                  95,021             115,927
     Inventories, net                                                                        52,647              53,798
     Prepaid royalties                                                                       28,412              24,093
     Prepaid expenses and other current assets                                               14,460               6,551
     Investments                                                                              1,714               2,926
     Deferred tax asset                                                                      16,922               9,243
                                                                                          ---------           ---------
             Total current assets                                                           216,062             217,783


Fixed assets, net                                                                             8,606               5,260
Prepaid royalties                                                                             3,828               1,303
Capitalized software development costs, net                                                   9,753               9,613
Investments                                                                                   5,078              28,487
Intangibles, net                                                                             90,298              66,562
Other assets, net                                                                             1,840               1,565
                                                                                          ---------           ---------
             Total assets                                                                 $ 335,465           $ 330,573
                                                                                          =========           =========

LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable                                                                     $  43,860           $  47,972
     Accrued expenses                                                                        19,603              15,099
     Lines of credit, current portion                                                        77,630              84,605
     Current portion of capital lease obligation                                                 93                  89
                                                                                          ---------           ---------
             Total current liabilities                                                      141,186             147,765


Loan payable, net of discount                                                                12,561              12,268
Notes Payable                                                                                   691                   -
Capital lease obligation, net of current portion                                                308                 348
                                                                                          ---------           ---------

             Total liabilities                                                            $ 154,746           $ 160,381
                                                                                          ---------           ---------

Commitments and contingencies

Stockholders' equity
     Common stock, par value $.01 per share; 50,000,000 shares authorized;
         32,855,959 and 31,172,866 shares issued and outstanding                                329                 312
     Additional paid-in capital                                                             168,888             157,738
     Deferred compensation                                                                        -                  (5)
     Retained earnings                                                                       21,584              24,819
     Accumulated other comprehensive loss                                                   (10,082)            (12,672)
                                                                                          ---------           ---------
             Total stockholders' equity                                                     180,719             170,192

             Total liabilities and stockholders' equity                                   $ 335,465           $ 330,573
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


                                                                                      Three months ended       Six months ended
                                                                                           April 30,               April 30,
                                                                                        2001         2000       2001        2000
                                                                                     Restated                Restated
                                                                                    ----------------------   ---------------------
Net sales                                                                           $  88,617    $  69,519   $ 246,470   $ 189,766
Cost of sales (includes impairment charge on Internet gaming assets of $3,786)         57,396       40,412     161,656     125,367
                                                                                    ---------    ---------   ---------   ---------
         Gross profit                                                                  31,221       29,107      84,814      64,399
                                                                                    ---------    ---------   ---------   ---------

Operating expenses:
     Selling and marketing (includes impairment charge on
         Internet gaming assets of $401)                                               12,015        9,912      24,829      25,188
     General and administrative                                                         9,107        8,196      19,618      17,491
     Research and development costs                                                     1,601        1,364       3,001       2,989
     Depreciation and amortization                                                      3,538        2,173       5,960       3,576
                                                                                    ---------    ---------   ---------   ---------
         Total operating expenses                                                      26,261       21,645      53,408      49,244

         Income from operations                                                         4,960        7,462      31,406      15,155

Interest expenses, net                                                                  2,355        1,375       5,285       2,881
Gain on sale of subsidiary, net                                                             -         (871)          -        (871)
Loss on available-for-sale Internet securities                                         20,754            -      20,754           -
Equity in loss of affiliate                                                                 -       19,813           -      19,969
                                                                                    ---------    ---------   ---------   ---------
         Total non-operating expenses                                                  23,109       20,317      26,039      21,979

         (Loss) income before income taxes and cumulative effect of change
         in accounting  principle                                                     (18,149)     (12,855)      5,367      (6,824)

(Benefit) provision for income taxes                                                   (6,682)      (4,395)      3,265      (2,330)
                                                                                    ---------    ---------   ---------   ---------

         (Loss) income before cumulative effect of change in accounting
             principle                                                                (11,467)      (8,460)      2,102      (4,494)

Cumulative effect of change in accounting principle, net of taxes of $3,558                 -            -       5,337           -
                                                                                    ---------    ---------   ---------   ---------

         Net loss                                                                   $ (11,467)   $  (8,460)  $  (3,235)  $  (4,494)
                                                                                    =========    =========   =========   =========

Per share data:
     Basic:
         Weighted average common shares outstanding                                    32,641       25,699      32,491      24,424
                                                                                    =========    =========   =========   =========

         (Loss) income before cumulative effect of change
            in accounting principle per share                                           (0.35)       (0.33)       0.06       (0.18)
         Cumulative effect of change in accounting principle per share                      -            -       (0.16)          -
                                                                                    ---------    ---------   ---------   ---------
         Net loss - Basic                                                           $   (0.35)   $   (0.33)  $   (0.10)  $   (0.18)
                                                                                    =========    =========   =========   =========

     Diluted:
         Weighted average common shares outstanding                                    32,641       25,699      33,345      24,424
                                                                                    =========    =========   =========   =========

         (Loss) income before cumulative effect of change
            in accounting principle per share                                           (0.35)       (0.33)       0.06       (0.18)
         Cumulative effect of change in accounting principle per share                      -            -       (0.16)          -
                                                                                    ---------    ---------   ---------   ---------
         Net loss - Diluted                                                         $   (0.35)   $   (0.33)  $   (0.10)  $   (0.18)
                                                                                    =========    =========   =========   =========


    The accompanying notes are an integral part of the consolidated condensed financial statements. Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the six months ended April 30, 2001 and  2000 (unaudited)
-------------------------------------------------------------------------------

(In thousands)


                                                                                                 Six months ended April 30,
                                                                                                     2001         2000
                                                                                                   Restated
                                                                                                  ---------     ---------
Cash flows from operating activities:
     Net loss                                                                                     $ (3,235)     $ (4,494)
     Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                               5,960         3,576
         Loss on disposal of fixed assets                                                                -            99
         Gain on sale of subsidiary, net                                                                 -          (871)
         Stock received in consideration of license revenues                                             -        (1,905)
         Loss on available-for-sale Internet securities                                             20,754             -
         Impairment charge on Internet assets                                                        4,187             -
         Equity in loss of affiliate                                                                     -        19,969
         Change in deferred tax asset                                                               (7,679)            -
         Provision for doubtful accounts                                                             5,375        (1,349)
         Provision for inventory                                                                         7           (42)
         Amortization of various expenses and discounts                                                522           226
         Tax benefit from exercise of stock options                                                  1,057         1,941
         Changes in operating assets and liabilities, net of effects of acquisitions:
            Decrease in accounts receivable                                                         25,503        27,288
            Decrease (increase) in inventories, net                                                  4,854          (777)
            Increase in prepaid royalties                                                           (8,950)      (18,061)
            Increase in prepaid expenses and other current assets                                   (8,724)         (419)
            Increase in capitalized software development costs                                        (529)       (1,189)
            Decrease in accounts payable                                                           (16,559)      (38,918)
            Increase (decrease) in accrued expenses                                                    779        (4,564)
                                                                                                  --------      --------
                 Net cash provided by (used in) operating activities                                23,322       (19,490)
                                                                                                  --------      --------
Cash flows from investing activities:
     Purchase of fixed assets                                                                       (2,777)       (1,225)
     Other investments                                                                                   -        (5,975)
     Acquisitions, net of cash acquired                                                             (4,300)       (4,274)
     Additional cash paid for prior acquisition                                                          -        (1,277)
                                                                                                  --------      --------
                 Net cash used in investing activities                                              (7,077)      (12,751)
                                                                                                  --------      --------
Cash flows from financing activities:
     Proceeds from private placements                                                                    -        10,016
     Net (repayments) borrowings under lines of credit                                             (17,815)       12,036
     Proceeds on notes payable                                                                          40             -
     Proceeds from exercise of stock options and warrants                                            4,011         5,398
     Repayment of capital lease obligation                                                             (36)          (45)
                                                                                                  --------      --------
                 Net cash (used in) provided by financing activities                               (13,800)       27,405
                                                                                                  --------      --------

Effect of foreign exchange rates                                                                      (804)       (2,352)
                                                                                                  --------      --------
                 Net increase (decrease) in cash for the period                                      1,641        (7,188)
Cash and cash equivalents, beginning of the period                                                   5,245        10,374
                                                                                                  --------      --------
Cash and cash equivalents, end of the period                                                      $  6,886      $  3,186
                                                                                                  ========      ========


Supplemental disclosure of non-cash operating activities:
     Gain on sale of subsidiary, net                                                              $      -      $   (871)
                                                                                                  ========      ========
     Stock received in consideration of license revenues                                          $      -      $ (1,905)
                                                                                                  ========      ========



Supplemental information on businesses acquired:
     Fair value of assets acquired
         Cash                                                                                          $ -      $    195
         Accounts receivable, net                                                                    9,973           390
         Inventories, net                                                                            3,710             -
         Prepaid royalties                                                                            (707)            -
         Prepaid expenses and other assets                                                              34         4,899
         Property and equipment, net                                                                   272         1,012
         Intangible asset                                                                            7,705             -
         Goodwill                                                                                   40,288        60,785
     Less, liabilities assumed
         Line of credit                                                                            (10,841)            -
         Accounts payable                                                                          (12,447)       (7,268)
         Accrued expenses                                                                           (2,219)       (1,060)
         Other current liabilities                                                                    (651)       (1,540)
         Stock issued                                                                              (13,380)      (48,980)
         Value of asset recorded                                                                   (17,266)            -
         Direct transaction costs                                                                     (171)            -
         Investment interest and purchase option                                                         -        (3,964)
                                                                                                  --------      --------
Cash paid                                                                                            4,300         4,469
     Less, cash acquired                                                                                 -          (195)
                                                                                                  --------      --------
Net cash paid                                                                                     $  4,300      $  4,274
                                                                                                  ========      ========

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



                                                                          Common Stock
                                                                        ----------------      Additional      Deferred
                                                                        Shares   Amount    Paid-in Capital  Compensation
                                                                        ------  ---------  ---------------  -------------  ---
Balance, November 1, 1999                                              23,086   $     231   $  67,345          $     (48)

Issuance of compensatory stock options                                      -           -          55                  -

Proceeds from exercise of stock options and warrants                    1,373          13       6,908                  -

Amortization of deferred compensation                                       -           -           -                 43

Issuance of common stock in connection with acquisitions                4,222          43      55,218                  -

Issuance of common stock in connection with private placements,
    net of issuance costs                                               2,422          24      21,261                  -

Issuance of warrants in connection with a debt financing                    -           -       2,927                  -

Issuance of common stock in lieu of repayment of debt                     168           2       2,528                  -

Retirement of common stock                                                (98)         (1)     (1,249)                 -

Tax benefit in connection with the exercise of stock options                -           -       2,745                  -

Foreign currency translation adjustment                                     -           -           -                  -

Net unrealized loss on investments                                          -           -           -                  -

Net income                                                                  -           -           -                  -
                                                                    ---------   ---------   ---------          ---------

Balance, October 31, 2000                                              31,173   $     312   $ 157,738          $      (5)

Proceeds from exercise of stock options and warrants                      811           8       4,003                  -

Amortization of deferred compensation                                       -           -           -                  5

Issuance of common stock in connection with acquisitions                1,436          14      13,395                  -

Acquisition of Treasury shares                                           (564)         (5)     (7,305)                 -

Tax benefit in connection with the exercise of stock options                -           -       1,057                  -

Foreign currency translation adjustment                                     -           -           -                  -

Net unrealized gain on investments                                          -           -           -                  -

Net loss - Restated                                                         -           -           -                  -
                                                                    ---------   ---------   ---------          ---------

Balance, April 30, 2001  - Restated                                    32,856   $     329   $ 168,888          $       -
                                                                    =========   =========   =========          =========



                                                                                           Accumulated
                                                                                             Other
                                                                           Retained        Comprehensive              Comprehensive
                                                                       Earnings (Deficit)  Income (Loss)   Total      Income (Loss)
                                                                       ------------------  -------------- ---------   -------------
Balance, November 1, 1999                                                   $  18,402      $    (827)     $  85,103    $  15,512

Issuance of compensatory stock options                                              -              -             55            -

Proceeds from exercise of stock options and warrants                                -              -          6,921            -

Amortization of deferred compensation                                               -              -             43            -

Issuance of common stock in connection with acquisitions                            -              -         55,261            -

Issuance of common stock in connection with private placements,
    net of issuance costs                                                           -              -         21,285            -

Issuance of warrants in connection with a debt financing                            -              -          2,927            -

Issuance of common stock in lieu of repayment of debt                               -              -          2,530            -

Retirement of common stock                                                          -              -         (1,250)           -

Tax benefit in connection with the exercise of stock options                        -              -          2,745            -

Foreign currency translation adjustment                                             -         (9,014)        (9,014)      (9,014)

Net unrealized loss on investments                                                  -         (2,831)        (2,831)      (2,831)

Net income                                                                      6,417              -          6,417        6,417
                                                                            ---------      ---------      ---------    ---------

Balance, October 31, 2000                                                   $  24,819      $ (12,672)     $ 170,192    $  (5,428)

Proceeds from exercise of stock options and warrants                                -              -          4,011            -

Amortization of deferred compensation                                               -              -              5            -

Issuance of common stock in connection with acquisitions                            -              -         13,409            -

Acquisition of Treasury shares                                                      -              -         (7,310)           -

Tax benefit in connection with the exercise of stock options                        -              -          1,057            -

Foreign currency translation adjustment                                             -           (520)          (520)        (520)

Net unrealized gain on investments                                                  -          3,110          3,110        3,110

Net loss - Restated                                                            (3,235)             -         (3,235)      (3,235)
                                                                            ---------      ---------      ---------    ---------

Balance, April 30, 2001  - Restated                                         $  21,584      $ (10,082)     $ 180,719    $    (645)
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

As a result of the investigation, the Company restated its previously issued consolidated financial statements for fiscal 2000 and each of the quarters in fiscal 2000 and the first three quarters in fiscal 2001. The amounts presented herein for the year ended October 31, 2000 and the three and six months ended April 30, 2000 reflect the restated financial statements, which have been filed with the SEC. The restatement of the financial statements for the three and six months ended April 30, 2001 relates to the elimination of $3,703,000 and $7,336,000, respectively, of net sales made to independent third party distributors and related cost of sales of $5,113,000 and $9,828,000, respectively, and the related tax effect, which were improperly recognized as revenue since the products were later returned or repurchased by the Company.

In addition, the Company reviewed its revenue recognition policy, reserve policies and its accounting for certain other transactions. As a result of this review, the Company restated its previously issued unaudited consolidated condensed financial statements for the three and six months ended April 30, 2001 for the following transactions and the related tax effect:

         o For the six months ended April 30, 2001, the recognition of net sales of $3,780,000 and related cost of sales of $2,236,000 for transactions that did not qualify for revenue recognition in the fourth quarter of fiscal 2000.

         o An adjustment of $1,000,000 and $1,750,000, respectively, for the three and six months ended April 30, 2001 for the reduction of revenue related to adjustment of the purchase price of an acquired business, and a related reduction of amortization expense of $44,000 and $73,000, respectively, for the three and six months ended April 30, 2001 (see Note 5). Additionally, the Company recorded a net reduction for post acquisition amortization of $276,000 and $657,000, respectively, comprised of a $627,000 and $1,190,000, respectively, reduction of amortization of intangible assets offset by an increase of $351,000 and $533,000 in the amortization of prepaid royalities for the three and six months ended April 30, 2001 from purchase allocation adjustments made relating to acquisitions consummated in fiscal 2000 as a result of restatements made to the 2000 financial statements.

Additionally, the Company restated its first quarter fiscal 2001 financial statements to record the cumulative effect of the change in accounting related to the adoption of SAB 101 "Revenue Recognition." In fiscal 2001, the Company implemented changes to its practices to significantly reduce shipment time near quarter and year end. Accordingly, the adoption of SAB 101 did not have a significant impact on previously reported interim net income (loss) for the first two quarters of 2001 (see Note 3).

The effect of the restatement for the three and six months ended April 30, 2001 is as follows (certain amounts have been reclassified and are presented in thousands, except per share data):


                                     Three months ended April 30, 2001                  Six months ended April 30, 2001
                                                                                                          Effect of
                                  As Reported   Restatement   As Restated    As Reported   Restatement     SAB 101     As Restated
                                  -----------   -----------   -----------    -----------   -----------     -------     -----------
Statement of Operations Data:
Net sales                          $  93,320    $  (4,703)     $  88,617      $ 224,546     $  (5,306)   $  27,230     $ 246,470
Cost of sales                         62,158       (4,762)        57,396        150,380        (7,059)      18,335       161,656
Depreciation and amortization          4,208         (670)         3,538          7,222        (1,262)           -         5,960
Income from operations                 4,231          729          4,960         19,496         3,015        8,895        31,406
(Loss) income before
  provision for income taxes
  and cumulative effect of change
  in accounting principle            (18,878)         729        (18,149)        (6,543)        3,015        8,895         5,367
Cumulative effect of change in
  accounting principle                     -            -              -              -             -        5,337         5,337
(Benefit) provision for income
  taxes                               (6,954)         272         (6,682)        (2,369)        2,076        3,558         3,265
Net loss                           $ (11,924)   $     457      $ (11,467)     $  (4,174)    $     939     $      -     $  (3,235)
Basic loss  per share              $   (0.37)   $    0.02      $   (0.35)     $   (0.13)    $    0.03     $      -     $   (0.10)
Diluted loss  per share            $   (0.37)   $    0.02      $   (0.35)     $   (0.13)    $    0.03     $      -     $   (0.10)


                                                            April 30, 2001
                                                      As Reported    As Restated
                                                      -----------    -----------
Balance Sheet Data
Accounts receivable                                     $104,219     $ 95,021
Inventories, net                                          48,454       52,647
Prepaid royalties - current                               25,479       28,412
Deferred tax asset                                         8,345       16,922
Intangibles, net                                         114,729       90,298
Total assets                                             353,391      335,465
Accrued expenses and other current liabilities            19,751       19,603
Total liabilities                                        154,894      154,746
Retained earnings                                         39,191       21,584
Accumulated other comprehensive loss                      (9,911)     (10,082)

Total liabilities and stockholders' equity               353,391      335,465

Amendment of Credit Agreement

As a result of the restatement, in February 2002, the Company retroactively amended its covenants under the credit agreement with Bank of America N.A. to December 1999. Accordingly, as of April 30, 2001, the Company was in compliance with the covenants, as amended.

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

Prepaid Royalties and Capitalized Software Development Costs

The Company's agreements with licensors and developers generally require it to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are amortized at the contractual royalty rate as cost of sales based on actual net product sales. The Company continually evaluates the future realization of prepaid royalties, and charges to cost of sales any amount that management deems unlikely to be realized at the contractual royalty rate. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. Prepaid royalties were written down by $75,000 for the three and six months ended April 30, 2001, to estimated net realizable value. For the three and six months ended April 30, 2000, prepaid royalties were written down by $109,000 to estimated net realizable value. For the three and six months ended April 30 2001, amortization of prepaid royalties amounted to $2,649,000 and $8,669,000, respectively, which is included in total royalty expense of $2,905,000 and $9,305,000, respectively. For the three and six months ended April 30, 2000, royalty expense was comprised solely of amortization of prepaid royalties, which amounted to $1,856,000 and $4,861,000, respectively.

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs as cost of sales is based on the greater of the proportion of current year sales to total estimated sales commencing with the title's release or the straight-line method. The Company continually evaluates the recoverability of capitalized costs. For the three and six months ended April 30, 2001, capitalized software costs of $389,000 were written off as cost of sales as part of the impairment charge as described in Note 8. For the three and six months ended April 30, 2000, capitalized software costs were written off by $240,000 and $249,000, respectively, to estimated net realizable value. Amortization of capitalized software costs amounted to $1,049,000 and $260,000 for the three months ended April 30, 2001 and 2000, respectively, and $1,941,000 and $329,000 for the six months ended April 30, 2001 and 2000, respectively.

Revenue Recognition

Distribution revenue is derived from the sale of third-party software products and hardware and is recognized when the ownership and risk of loss pass to customers which is generally upon receipt of products by customers. Distribution revenue was $40,272,000 and $33,215,000 for the three months ended April 30, 2001 and 2000, respectively, and $120,206,000 and $93,160,000 for the six months ended April 30, 2001 and 2000, respectively.

Publishing revenue is derived from the sale of internally developed software products or from the sale of products licensed from third-party developers and is recognized when the ownership and risk of loss pass to customers which is generally upon receipt of products by customers. Publishing revenue was $48,345,000 and $36,304,000 for the three months ended April 30, 2001 and 2000, respectively, and $126,264,000 and $96,606,000 for the six months ended April 30, 2001 and 2000, respectively.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company has adopted SOP 97-2 and such adoption did not have a material impact on the Company's financial statements. The Company recognizes revenue upon persuasive evidence of an arrangement, the Company's fulfillment of its obligations under any such arrangement, and determination that collection is probable. The Company's payment arrangements with its customers are fixed at the time of sale with 30, 60, 90 or 120 day terms. The AICPA has also issued SOP 98-9, a modification of SOP 97-2, "Software Revenue Recognition with respect to Certain Transactions." SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The adoption of SOP 98-9 did not have a material impact on the Company's financial statements.

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

Effective November 1, 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Consistent with the guidelines provided in SAB No. 101, the Company changed its revenue recognition policy to recognize revenue as noted above. Prior to the adoption of SAB 101, the Company recognized revenue upon shipment. The cumulative effect of the application of the revenue recognition policies set forth in SAB 101 for the period ended January 31, 2001 was approximately $5.3 million, or $0.16 per share, net of tax benefit of approximately $3.6 million. As a result of adopting SAB 101, net sales and cost of sales of approximately $27.2 million and $18.3 million, respectively, which were originally recognized in the year ended October 31, 2000 were also recognized in the six months ended April 30, 2001. This adoption had no effect on net income for the six months ended April 30, 2001. It is impracticable for the Company to present pro forma information for quarters prior to fiscal 2001.

4. (Loss) Income before Cumulative Effect of Change in Accounting Principle per Share

The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the three and six months ended April 30, 2001 and 2000.


                                                      (Loss) Income
                                                   before cumulative
                                                    effect of change
                                                     in accounting                     Per Share
                                                       principle         Shares         Amount
                                                   ---------------  ---------------  ----------
  (in thousands, except per share data)
Three Months Ended April 30, 2001-Restated:
  Basic and Diluted                                     $(11,467)        32,641      $  (.35)


Three Months Ended April 30, 2000:
  Basic and Diluted                                     $ (8,460)        25,699      $  (.33)

Six Months Ended April 30, 2001- Restated
  Basic effect of dilutive securities                   $  2,102         32,491      $  0.06
  Stock options and warrants                                  --            854           --
                                                        --------       --------      -------
Diluted                                                 $  2,102         33,345      $  0.06
                                                        ========       ========      =======

Six Months Ended April 30, 2000:
  Basic and Diluted                                     $ (4,494)        24,424      $  (.18)


As the Company reported losses before cumulative effect of change in accounting principle for the three months ended April 30, 2001 and the three and six months ended April 30, 2000, all 1,015,000 and all 1,120,000 and 1,208,000 of the
options and warrants outstanding, respectively, were anti-dilutive, and therefore, there were no reconciling items between basic and diluted loss per share. For the six months ended April 30, 2001, the computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive.

5. Business Acquisitions

In connection with the sale of Toga Holdings to Gameplay.com plc ("Gameplay") in October 2000, the Company agreed to acquire Gameplay's game software development and publishing business--NEO Software Produktions GMBH ("Neo"). The Company obtained an independent third party valuation in support of the value assigned to its right to acquire Neo. In January 2001, the Company completed the acquisition of Neo and assumed net liabilities of approximately $808,000, in addition to the prepaid purchase price of $17.3 million.

In November 2000, the Company acquired all of the outstanding capital stock of VLM Entertainment Group, Inc. ("VLM"), a company engaged in the distribution of third-party software products. In connection with this transaction, the Company paid the former stockholders of VLM $2 million in cash and issued 875,000 shares of its common stock (valued at $8.0 million) and assumed net liabilities of approximately $10.6 million on a preliminary basis. In connection with this transaction, the Company recorded intangible assets of approximately $20.7 million on a preliminary basis. The Company is in the process of obtaining an independent third party valuation in support of its preliminary purchase price allocation. The Company will make the required adjustments, if any, upon completion of such valuation.

The acquisitions have been accounted for as a purchase. The unaudited Consolidated Condensed Statements of Operations includes the operating results of each business from the date of acquisition. The following unaudited pro forma results below assumes the acquisitions of VLM and Neo occurred on November 1, 1999 (in thousands, except per share data),


                                       Six Months Ended      Six Months Ended
                                        April 30, 2001        April 30, 2000
                                       ----------------      -----------------

Net Sales                                 $251,017              $212,888
Net Loss                                    (3,836)               (5,689)
Net Loss per share (basic)                   (0.12)                (0.22)
Net Loss per share (fully diluted)           (0.12)                (0.22)

6. Acquisition of Treasury Shares

In February 2001, certain stockholders of the Company exchanged and surrendered for cancellation for no additional consideration 564,212 shares of the Company's Common Stock for shares of Gameplay.com plc ("Gameplay") having an equal value.

7. Inventory

As of April 30, 2001 and October 31, 2000, inventories consist of (in thousands):


                                     April 30,      October 31,
                                       2001            2000
                                  ---------------  -------------
         Parts and supplies             $    666       $    496
         Finished products                51,981         53,302
                                  ---------------  -------------
                                        $ 52,647       $ 53,798
                                  ===============  =============

8. Impairment charge on Internet assets

For the three months ended April 30, 2001, the Company recorded as cost of sales a non-cash impairment charge of $3,786,000 consisting of $2,350,000 relating to server maintenance technologies and $1,047,000 relating to multiplayer technologies developed by the Company's Neo Software ("Neo") development studio in connection with Online Pirates and $389,000 of capitalized software relating to other products to be developed by Neo, which the Company expected to deliver to Gameplay for online distribution. In addition, the Company recorded as selling and marketing expenses an impairment charge of $401,000 related to online sales promotions for our products to be delivered by Gameplay. Based on the substantial decline in the value of Gameplay shares, as well as a substantial deterioration in Gameplay's financial condition and business prospects, the Company determined that the software technologies and products that were to be delivered by Neo to Gameplay were impaired at April 30, 2001. The write-off of the impaired assets is not expected to have a material effect on our future revenues and results of operations.

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

During the three months ended April 30, 2001, the Company recorded an impairment charge of $20,754,000, consisting of approximately $18,448,000 relating to its investment in Gameplay, $2,000,000 relating to its investment in eUniverse, Inc. ("eUniverse") and $306,000 relating to its investment in Entertainment Brands, a privately-held company, to reflect other than temporary declines in value. See
Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

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

Information about the Company's non-current assets in the United States and international areas as of April 30, 2001 and October 31, 2000 are presented below:


            (in thousands)                April 30, 2001       October 31, 2000
                                          --------------       ----------------
Total Non-current Assets:
 United States .....................            $ 71,639              $ 82,904
 International
       United Kingdom ..............              20,111                20,418
       All other Europe ............              23,574                 5,748
       Other .......................               4,079                 3,720
                                                --------              --------
                                                $119,403              $112,790
                                                ========              ========



Information about the Company's net sales in the United States and international areas for the three and six months ended April 30, 2001 and 2000 are presented below (net sales are attributed to geographic areas based on product destination):


                                                  Three Months Ended                     Six Months Ended
                                                        April 30                              April 30
                                            --------------------------------- --- --------------------------------
     (in thousands)                              2001               2000              2001             2000
                                            ----------------    -------------     -------------    ---------------
Net Sales:
 United States ........................          $ 64,536          $ 41,848          $178,161          $116,685
 Canada ...............................             2,247             2,711             8,872             6,467
 International
       United Kingdom .................             6,046             4,799            23,496            12,656
       All other Europe ...............            13,053            18,041            29,503            48,893
       Asia Pacific ...................             2,574             2,021             6,137             4,866
       Other ..........................               161                99               301               199
                                                 --------          --------          --------          --------
                                                 $ 88,617          $ 69,519          $246,470          $189,766
                                                 ========          ========          ========          ========


Information about the Company's net sales by product platforms for the three and six months ended April 30, 2001 and 2000 are presented below:


                                                    Three Months Ended                      Six Months Ended
                                                         April 30                                April 30
                                              --------------------------------     -----------------------------
      (in thousands)                               2001              2000              2001                2000
                                              ---------------    -------------     --------------    -----------
Platforms:
PC ........................................         $ 20,401         $ 22,902         $ 50,918         $ 42,053
Sony PlayStation 2 ........................           25,490                -           61,758                -
Sony PlayStation ..........................           19,743           13,447           50,374           66,460
Nintendo GameBoy Color and 64 .............            2,986            8,853           18,900           31,789
Sega Dreamcast ............................            1,351            3,072            9,264            9,457
Accessories ...............................            5,233           13,591           25,132           21,632
Hardware ..................................           13,413            7,654           30,124           18,375
                                                    --------         --------         --------         --------
                                                    $ 88,617         $ 69,519         $246,470         $189,766
                                                    ========         ========         ========         ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Historical Financial Statements.

In November 2001, in connection with an informal and voluntary request from the SEC to provide documents, the Company engaged outside counsel to conduct an investigation into the Company's accounting treatment of certain transactions in fiscal 2000 and 2001. Counsel retained advisors to perform a forensic accounting investigation.

As a result of the investigation, the Company restated its previously issued consolidated financial statements for fiscal 2000 and each of the quarters in fiscal 2000 and the first three quarters in fiscal 2001. The amounts presented herein for the year ended October 31, 2000 and the three and six months ended April 30, 2000 reflect the restated financial statements, which have been filed with the SEC. The restatement of the financial statements for the three and six months ended April 30, 2001 relates to the elimination of $3,703,000 and $7,336,000, respectively, of net sales made to independent third party distributors and related cost of sales of $5,113,000 and $9,828,000, respectively, and the related tax effect, which were improperly recognized as revenue since the products were later returned or repurchased by the Company.

In addition, the Company reviewed its revenue recognition policy, reserve policies and its accounting for certain other transactions. As a result of this review, the Company restated its previously issued unaudited consolidated condensed financial statements for the three and six months ended April 30, 2001 for the following transactions and the related tax effect:

o For the six months ended April 30, 2001, the recognition of net sales of $3,780,000 and related cost of sales of $2,236,000 for transactions that did not qualify for revenue recognition in the fourth quarter of fiscal 2000.

o An adjustment of $1,000,000 and $1,750,000, respectively, for the three and six months ended April 30, 2001 for the reduction of revenue related to adjustment of the purchase price of an acquired business, and a related reduction of amortization expense of $44,000 and $73,000, respectively, for the three and six months ended April 30, 2001 (see
         Note 5 of Notes to Unaudited Consolidated Condensed Financial Statements). Additionally, the Company recorded a net reduction for post acquisition amortization of $276,000 and $657,000, respectively, comprised of a $627,000 and $1,190,000, respectively, reduction of amortization of intangible assets offset by an increase of $351,000 and $533,000 in the amortization of prepaid royalities for the three and six months ended April 30, 2001 from purchase allocation adjustments made relating to acquisitions consummated in fiscal 2000 as a result of restatements made to the 2000 financial statements.

Additionally, the Company restated its first quarter fiscal 2001 financial statements to record the cumulative effect of the change in accounting related to the adoption of SAB 101 "Revenue Recognition." In fiscal 2001, the Company implemented changes to its practices to significantly reduce shipment time near quarter and year end. Accordingly, the adoption of SAB 101 did not have a significant impact on previously reported interim net income for the first two quarters of 2001. See Notes 2 and 3 of Notes to Unaudited Consolidated Condensed Financial Statements.

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

Overview

The Company is a leading global developer, publisher and distributor of interactive software games. The Company's software operates on PCs and video game consoles manufactured by Sony, Nintendo and Sega. The following table sets forth the percentages of publishing revenues derived from sales of titles for specific platforms during the periods indicated:


                                                       Three Months Ended                  Six Months Ended
                                                             April 30                           April 30
                                                  -------------------------------    ------------------------------
                                                       2001             2000              2001            2000
                                                  ---------------    ------------    -------------     ------------
     Platforms
     PC..................................              33.9             49.4%             34.0%           36.7%
     Sony PlayStation 2..................              37.7               -               39.7               -
     Sony PlayStation....................              25.0             23.7              17.5            36.5
     Nintendo GameBoy Color and 64.......              (0.3)            11.6               1.8            12.8
     Sega Dreamcast......................               0.2              8.1               1.9             5.7
     Accessories.........................               3.5              7.2               5.1             8.3
                                                  ---------------    ------------    -------------     ----------
                                                      100.0%           100.0%             100.0%        100.0%



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

Capitalized Costs. The Company's agreements with licensors and developers generally require it to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are amortized at the contractual royalty rate as cost of sales based on actual net sales. At April 30, 2001, the Company had prepaid royalties of $32,240,000. The Company also capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs as cost of sales is based on the greater of the proportion of current year sales to total estimated sales commencing with the title's release or the straight-line method. At April 30, 2001, the Company had capitalized software development costs of $9,753,000. The Company continually evaluates the recoverability of capitalized costs. If the Company were required to write-off these payments or costs to a material extent in future periods, the Company's results of operations would be adversely affected.

 Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations:


                                                                   Three Months Ended                Six Months Ended
                                                                        April 30,                        April 30,
                                                              ---------------------------        --------------------------
                                                                  2001             2000             2001            2000
                                                              ----------        ---------        --------         ---------
Net sales ...........................................            100.0%           100.0%           100.0%           100.0%
Cost of sales (1) ...................................             64.8             58.1             65.6             66.1
Selling and marketing (2) ...........................             13.6             14.3             10.1             13.3
General and administrative ..........................             10.3             11.8              8.0              9.2
Research and development costs ......................              1.8              2.0              1.2              1.6
Depreciation and amortization .......................              4.0              3.1              2.4              1.9
Interest expense, net ...............................              2.7              2.0              2.1              1.5
Loss on available-
 for-sale Internet securities .......................             23.4              -                8.4              -
(Provision) benefit for income taxes ................             (7.5)            (6.3)             1.3             (1.2)
Net loss ............................................            (12.9)           (12.2)            (1.3)            (2.4)


(1) includes impairment charge on Internet assets of 4.3% and 1.5% for the three and six months ended April 30, 2001, respectively.

(2) includes impairment charge on Internet assets of 0.5% and 0.2% for the three and six months ended April 30, 2001, respectively.

Three Months Ended April 30, 2001 and 2000

Net Sales. Net sales increased by $19,098,000, or 27.5%, to $88,617,000 for the three months ended April 30, 2001 from $69,519,000 for the three months ended April 30, 2000. The increase in net sales was attributable to growth in both the Company's publishing and distribution operations.

Publishing revenues increased by $12,041,000, or 33.2%, to $48,345,000 for the three months ended April 30, 2001 from $36,304,000 for the three months ended April 30, 2000. This increase was primarily attributable to increased sales of titles developed for the Sony PlayStation and PlayStation 2.

For the three months ended April 30, 2001, publishing activities accounted for approximately 54.6% of net sales. For this period, software products designed for PC platforms accounted for approximately 33.9% of the Company's publishing revenues as compared to 49.4% for the three months ended April 30, 2000. The Company anticipates that in the future, sales of PC products as a percentage of revenue will continue to decline, although the Company has several major PC releases planned for the upcoming quarters. Software products designed for video game console platforms accounted for 62.6% of the Company's publishing revenues as compared to 43.4% for the prior comparable quarter. The Company expects that sales of video game console products will continue to account for a significant portion of its publishing revenues.

Distribution revenues increased by $7,057,000, or 21.2%, to $40,272,000 for the three months ended April 30, 2001 from $33,215,000 for the three months ended April 30, 2000. This increase was primarily attributable to the acquisition of VLM Entertainment Group, Inc. in November 2000. The Company expects that its distribution operations will continue to expand largely as a result of the anticipated introduction of next-generation hardware platforms and the wide-scale rollout of PlayStation 2. For the three months ended April 30, 2001, distribution activities accounted for approximately 45.4% of net sales.

International operations accounted for approximately $21,834,000 or 24.6% of the Company's net sales for the three months ended April 30, 2001 compared to $24,960,000 or 35.9% for the three months ended April 30, 2000. The decrease was primarily attributable to the Company's increasing emphasis on expanding its publishing activities in Europe. The Company expects that international sales will continue to account for a significant portion of its revenue.

Cost of Sales. Cost of sales increased by $16,984,000, or 42.0%, to $57,396,000 for the three months ended April 30, 2001 from $40,412,000 for the three months ended April 30, 2000. The increase was attributable to the Company's expanded operations and commensurate with increased net sales. In addition, for this quarter the Company recorded as cost of sales royalty expenses of approximately $3.9 million from prepaid royalties and capitalized software costs as compared to $2.0 million in the prior comparable quarter. Excluding the charge described below, cost of sales as a percentage of net sales remained relatively constant. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

During the quarter, the Company also recorded as cost of sales a non-cash impairment charge of $3,786,000 relating to a reduction in the value of certain Internet assets, including software technologies and products developed by the Company's Neo Software development studio, which the Company expected to deliver to Gameplay for online distribution. The write-off of the impaired assets is not expected to have a material effect on our future revenues and results of operations.

Selling and Marketing. Selling and marketing expenses increased by $2,103,000, or 21.2%, to $12,015,000 for the three months ended April 30, 2001 from $9,912,000 for the three months ended April 30, 2000. The increase was primarily attributable to increased product offerings and a non-cash impairment charge of $401,000 relating to online sales promotions for our products to be delivered by Gameplay. Selling and marketing expenses as a percentage of net sales decreased to 13.6% for the three months ended April 30, 2001 from 14.3% for the three months ended April 30, 2000. The decrease reflects the Company's continued efforts to achieve cost efficiencies.

General and Administrative. General and administrative expenses increased by $911,000, or 11.1%, to $9,107,000 for the three months ended April 30, 2001 from $8,196,000 for the three months ended April 30, 2000. The increase was attributable to increased salaries, rent and insurance premiums to support the Company's expanded operations. General and administrative expenses as a percentage of net sales remained relatively constant.

Research and Development. Research and development costs increased by $237,000 to $1,601,000 for the three months ended April 30, 2001 from $1,364,000 for the three months ended April 30, 2000. Research and development costs as a percentage of net sales remained relatively constant. Additionally, certain product costs are amortized as cost of sales as described above.

Depreciation and Amortization. Depreciation and amortization expense increased by $1,365,000 or 62.8%, to $3,538,000 for the three months ended April 30, 2001 from $2,173,000 for the three months ended April 30, 2000. The increase was due to the amortization of intangible assets from acquisitions.

Interest Expenses, net. Interest expense increased by $980,000 or 71.3%, to $2,355,000 for the three months ended April 30, 2001 from $1,375,000 for the three months ended April 30, 2000. The increase resulted from increased borrowings.

Loss on Available-For-Sale Internet Securities. During the three months ended April 30, 2001, the Company incurred a non-cash impairment charge of $18,448,000 relating to its investment in Gameplay to reflect an other than temporary decline in the value of this investment. The Company also incurred a non-recurring non-cash impairment charge of $2,000,000 relating to its investment in eUniverse and $306,000 relating to its investment in Entertainment Brands.

Income Taxes. For the three months ended April 30, 2001, the Company recorded a net income tax benefit of $6,682,000 as compared to a net income tax benefit of $4,395,000 for the three months ended April 30, 2000. Income taxes as a percentage of net sales remained relatively constant.

Excluding the non-cash impairment charges described above, the Company achieved net income of $4,371,000 for the three months ended April 30, 2001, as compared to a net loss of $8,460,000 for the three months ended April 30, 2000. Including the impairment charges, the Company incurred a net loss of $11,467,000.

Results of Six Months Ended April 30, 2001 and 2000

Net Sales. Net sales increased by $56,704,000, or 29.9%, to $246,470,000 for the six months ended April 30, 2001 from $189,766,000 for the six months ended April 30, 2000. The increase in net sales was attributable to growth in both the Company's publishing and distribution operations. The adoption of SAB 101 effective November 2000 resulted in the recognition of revenue when both title and all risks of loss pass to customers which is generally upon receipt of products by customers. The effect of this adoption was an increase in net sales of $27 million for the six months ended April 30, 2001 for revenue that was previously recognized in the year ended October 31, 2000.

Publishing revenues increased by $29,658,000, or 30.7%, to $126,264,000 for the six months ended April 30, 2001 from $96,606,000 for the six months ended April 30, 2000. This increase included $21 million relating to the adoption of SAB 101 and increased sales of titles developed for the Sony PlayStation and PlayStation 2.

For the six months ended April 30, 2001, publishing activities accounted for approximately 51.2% of net sales. For this period, software products designed for PC platforms accounted for approximately 34.0% of the Company's publishing revenues as compared to 36.7% for the six months ended April 30, 2000. For the six months ended April 30, 2001, software products designed for video game console platforms accounted for 60.9% of the Company's publishing revenues as compared to 55.0% for the six months ended April 30, 2000. The Company expects that sales of video game console products will continue to account for a significant portion of its publishing revenues.

Distribution revenues increased by $27,046,000, or 29.0%, to $120,206,000 for the six months ended April 30, 2001 from $93,160,000 for the six months ended April 30, 2000. This increase was primarily attributable to the acquisition of VLM Entertainment Group, Inc. in November 2000 and included $6 million relating to adoption of SAB 101. For the six months ended April 30, 2001, distribution activities accounted for approximately 48.8% of net sales.

International operations accounted for approximately $59,438,000 or 24.1% of the Company's net sales for the six months ended April 30, 2001 compared to $66,613,000 or 35.1% for the six months ended April 30, 2000. The decrease was primarily attributable to the Company's increasing emphasis on expanding its publishing activities in Europe.

Cost of Sales. Cost of sales increased by $36,289,000 or 28.9%, to $161,656,000 for the six months ended April 30, 2001 from $125,367,000 for the six months ended April 30, 2000. The increase was commensurate with increased net sales and included $18 million resulting from the adoption of SAB 101. For this period the Company recorded as cost of sales royalty expenses of approximately $11.6 million from prepaid royalties and capitalized software costs as compared to $5.4 million in the prior comparable period. Cost of sales as a percentage of net sales remained relatively constant.

During the six months ended April 30, 2001, the Company also recorded as cost of sales a non-cash impairment charge of $3,786,000 relating to a reduction in the value of certain Internet assets.

Selling and Marketing. Selling and marketing expenses decreased by $359,000, or 1.4%, to $24,829,000 for the six months ended April 30, 2001 from $25,188,000 for the six months ended April 30, 2000. Selling and marketing expenses as a percentage of net sales decreased to 10.1% for the six months ended April 30, 2001 from 13.3% for the six months ended April 30, 2000. The decrease in both absolute dollars and as a percentage of net sales was primarily attributable to higher expenses incurred in the prior comparable period offset by a non-cash impairment charge of $401,000 relating to online sales promotions for our products to be delivered by Gameplay.

General and Administrative. General and administrative expenses increased by $2,127,000, or 12.2%, to $19,618,000 for the six months ended April 30, 2001 from $17,491,000 for the six months ended April 30, 2000. The increase was attributable to increased salaries, rent, insurance premiums and professional fees to support the Company's expanded operations. General and administrative expenses as a percentage of net sales remained relatively constant.

Research and Development. Research and development costs increased by $12,000 to $3,001,000 for the six months ended April 30, 2001 from $2,989,000 for the six months ended April 30, 2000 and remained relatively constant as a percentage of net sales. In addition, certain product costs are expensed as cost of sales as described above.

Depreciation and Amortization. Depreciation and amortization expense increased by $2,384,000 or 66.7%, to $5,960,000 for the six months ended April 30, 2001 from $3,576,000 for the six months ended April 30, 2000. The increase was due to the amortization of intangible assets from acquisitions.

Interest Expenses, net. Interest expense increased by $2,404,000, or 83.4%, to $5,285,000 for the six months ended April 30, 2001 from $2,881,000 for the six months ended April 30, 2000. The increase resulted primarily from increased borrowings to support the Company's expanded operations.

Loss on Available-For-Sale Internet Securities. During the six months ended April 30, 2001, the Company incurred a non-recurring non-cash impairment charge of $20,754,000 relating to its investments in Gameplay, eUniverse and Entertainment Brands. The loss was attributable to an other than temporary decline in the value of these investments.

Income Taxes. Income taxes increased by $5,595,000 to a tax provision of $3,265,000 for the six months ended April 30, 2001 from an income tax benefit of $2,330,000 for the six months ended April 30, 2000. The increase in absolute dollars resulted primarily from attainment of pre-tax income for the six months ended April 30, 2001 as compared to a pre-tax loss for the prior comparable quarter.

Cumulative effect of Change in Accounting Principle. In connection with the adoption of SAB 101, the Company recognized a cumulative effect of $5.3 million, net of taxes of $3.6 million.

Excluding the non-cash impairment charges described above, the Company achieved net income of $12,603,000 for the six months ended April 30, 2001, as compared to a net loss of $4,494,000 for the six months ended April 30, 2000. Including the impairment charges, the Company incurred a net loss of $3,235,000.

Liquidity and Capital Resources

The Company's primary capital requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically financed its operations primarily through the issuance of debt and equity securities and bank borrowings. At April 30, 2001, the Company had working capital of $74,876,000 as compared to working capital of $70,018,000 at October 31, 2000.

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

In December 1999, the Company entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent, which currently provides for borrowings of up to $75,000,000. The Company may increase the credit line up to $85,000,000 subject to certain conditions. Interest accrues on advances at the bank's prime rate plus 0.5% or at LIBOR plus 2.5%. Borrowings under the line of credit are collaterized by all of the Company's assets. Under the terms of the credit agreement, the Company is required to comply with certain financial covenants, affirmative and negative covenants, including consolidated net worth, consolidated leverage ratio and consolidated fixed charge ratio. In addition, the credit agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. In February 2002, certain financial covenants and several other covenants were amended retroactively to December 1999. Accordingly, as of April 30, 2001, the Company was in compliance with the covenants, as amended. The line of credit expires on December 7, 2002. The outstanding balance under the revolving line of credit was $63,016,000 as of April 30, 2001.

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

The Company's accounts receivable, less an allowance for doubtful accounts and returns of $16,990,000, at April 30, 2001, was $95,021,000. No single customer accounted for more than 10% of the receivable balance at April 30, 2001. Most of the Company's receivables are covered by insurance and generally the Company has been able to collect its receivables in the ordinary course of business. The Company's sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. The Company does not hold any collateral to secure payment from customers. As a result, the Company is subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect its accounts receivable as they become due and such accounts are not covered by insurance, the Company's liquidity and working capital position would be materially adversely affected.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of the Company's net sales. For the three months ended April 30, 2001, and 2000, sales in international markets accounted for approximately 24.6% and 35.9%, respectively, of the Company's net sales. For the six months ended April 30, 2001, and 2000, sales in international markets accounted for approximately 24.1% and 35.1%, respectively, of the Company's net sales. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results.

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

For the three months ended April 30, 2001, the Company recorded a loss of $18,448,000 to reflect the other than temporary impairment of its investment relating to Gameplay. At April 30, 2001, the Company held 8,869,407 shares of common stock of Gameplay with a fair value of approximately $2,139,000 and was recorded as non-current. The Company recorded an unrealized gain of $1,107,000, net of taxes, as a separate component of accumulated other comprehensive income
(loss) in stockholders' equity.

For the three months ended April 30, 2001, the Company recorded a loss of approximately $2,000,000 to reflect the other than temporary impairment of its investment in eUniverse. At April 30, 2001, the Company held 2,269,333 shares of eUniverse with fair value of approximately $4,653,000, $1,714,000 of which was recorded as current and $2,939,000 was recorded as non-current. The Company recorded an unrealized loss of $828,000, net of taxes, as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
         None

         (b) Reports on Form 8-K
         None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Take-Two Interactive Software, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of April 2002.

                                   TAKE-TWO INTERACTIVE SOFTWARE, INC.


                                   By: /s/ Kelly Sumner
                                       --------------------------------
                                        Kelly Sumner
                                        Chief Executive Officer
                                        (Principal Executive Officer)