Form 10-Q/A
period 2001-07-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2002-04-19
CIK 946581

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

                                      INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements*

            Consolidated Condensed Balance Sheets - As of July 31, 2001
            Restated and October 31, 2000 (unaudited)..........................1

            Consolidated Condensed Statements of Operations - For the three months ended July 31, 2001 Restated and 2000 and the nine months ended July 31, 2001 Restated and 2000 (unaudited)..................2

            Consolidated Condensed Statements of Cash Flows - For the nine months ended July 31, 2001 Restated and 2000 (unaudited)...........3

            Consolidated Condensed Statements of Stockholders' Equity -
            For the year ended October 31, 2000 and the nine months ended
            July 31, 2001 Restated (unaudited).................................5

            Notes to Consolidated Condensed Financial Statements...............6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................13

Item 3.     Quantitative and Qualitative Disclosures about Market Risk........21

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.................................................23

Item 2.     Changes in Securities.............................................23

Item 4.     Submission of Matters to a Vote of Security Holders...............23

Item 6.     Exhibits and Reports on Form 8-K..................................23

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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of July 31, 2001 and October 31, 2000 (unaudited)
(In thousands, except share data)


ASSETS:                                                                          July 31, 2001     October 31, 2000
                                                                                    Restated
                                                                                --------------     ----------------
Current assets:
      Cash and cash equivalents                                                       $ 15,346     $          5,245
      Accounts receivable, net of provision for doubtful accounts and sales allowances of $15,735 and $11,615 at July 31, 2001 and
         October 31, 2000, respectively                                                 77,750              110,783
      Inventories, net                                                                  55,336               53,798
      Prepaid royalties                                                                 28,760               24,093
      Prepaid expenses and other current assets                                         14,987               10,386
      Investments                                                                        3,177                2,926
      Deferred tax asset                                                                16,922                9,243
                                                                                --------------          -----------
                      Total current assets                                             212,278              216,474


Fixed assets, net                                                                       10,397                5,260
Prepaid royalties                                                                        9,174                1,303
Capitalized software development costs, net                                             10,526                9,613
Investments                                                                              5,542               28,487
Intangibles, net                                                                        89,114               66,562
Other assets                                                                             5,399                2,558
                                                                                --------------     ----------------
                      Total assets                                                   $ 342,430            $ 330,257
                                                                                ==============     ================

LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
      Accounts payable                                                                  35,275               46,566
      Accrued expenses                                                                  15,740               16,278
      Lines of credit, current portion                                                  69,085               84,605
                                                                                --------------     ----------------
                      Total current liabilities                                        120,100              147,449

Loan payable, net of unamortized discount of $2,732 at October 31, 2000                      -               12,268
Capital lease obligation, net of current portion                                             -                  348
                                                                                --------------     ----------------
                      Total liabilities                                                120,100              160,065
                                                                                --------------     ----------------

Commitments and contingencies

Stockholders' equity
      Common stock, par value $.01 per share; 50,000,000 shares authorized;
         36,241,766 and 31,172,866 shares issued and outstanding                           362                  312
      Additional paid-in capital                                                       210,926              157,738
      Deferred compensation                                                                  -                   (5)
      Retained earnings                                                                 20,919               24,819
      Accumulated other comprehensive loss                                              (9,877)             (12,672)
                                                                                --------------     ----------------
                       Total stockholders' equity                                      222,330              170,192
                                                                                --------------     ----------------

                      Total liabilities and stockholders' equity                $      342,430     $        330,257
                                                                                ==============     ================

   The accompanying notes are an integral part of the consolidated condensed financial statements. Certain amounts have been reclassified for comparative purposes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three months ended July 31, 2001 and 2000
(unaudited) and the nine months ended July 31, 2001 and 2000 (unaudited)
  (In thousands, except per share data)


                                                                             Three months ended July 31,  Nine months ended July 31,
                                                                                 2001         2000            2001           2000
                                                                               Restated                    Restated
                                                                              -------------------------    -----------------------

Net sales                                                                    $   81,327      $ 66,093     $ 327,797    $ 255,858
Cost of sales (includes impairment charge on Internet gaming assets of
       $3,786 for the nine months ended July 31, 2001)                           49,612        37,264       211,268      162,630
                                                                             ----------    ----------     ---------    ---------
              Gross profit                                                       31,715        28,829       116,529       93,228
                                                                             ----------    ----------     ---------    ---------

Operating expenses:
       Selling and marketing (includes impairment charge on Internet gaming
              assets of $401 for the nine months ended July 31, 2001)            12,057         9,055        36,886       34,243
       General and administrative                                                11,297         9,106        30,915       26,597
       Research and development costs                                             1,984         1,657         4,985        4,646
       Depreciation and amortization                                              3,270         3,259         9,230        6,835
       One time charge related to abandoned offering                                  -         1,103             -        1,103
                                                                             ----------    ----------     ---------    ---------
              Total operating expenses                                           28,608        24,180        82,016       73,424

              Income from operations                                              3,107         4,649        34,513       19,804

Interest expense, net                                                             1,964         1,635         7,249        4,516
Gain on sale of subsidiary, net                                                    (651)            -          (651)        (871)
Loss on available-for-sale Internet securities                                        -             -        20,754            -
Equity in loss of affiliate                                                           -             -             -       19,969
                                                                             ----------    ----------     ---------    ---------
              Total non-operating expenses                                        1,313         1,635        27,352       23,614

              Income (loss) before income taxes, extraordinary item and
                  cumulative effect of change in accounting principle             1,794         3,014         7,161       (3,810)

Provision (benefit) for income taxes                                                511           793         3,776       (1,537)
                                                                             ----------    ----------     ---------    ---------
              Income (loss) before extraordinary item and cumulative effect
                 of change in accounting principle                                1,283         2,221         3,385       (2,273)

Extraordinary loss on early extinguishment of debt, net of taxes of $1,217        1,948             -         1,948            -
Cumulative effect of change in accounting principle, net of taxes of $3,558           -             -         5,337            -
                                                                             ----------    -----------    ----------   ---------

              Net (loss) income                                                  $ (665)      $ 2,221      $ (3,900)    $ (2,273)
                                                                             ==========    ==========     =========    =========

Per share data:

       Basic:
              Weighted average common shares outstanding                         34,293        29,061        33,098       25,981
                                                                             ==========    ==========     =========    =========

              Income (loss) before extraordinary item and cumulative
                  effect of change in accounting principle per share             $ 0.04        $ 0.08        $ 0.10      $ (0.09)
              Extraordinary item per share                                        (0.06)            -         (0.06)           -
              Cumulative effect of change in accounting principle per share           -             -         (0.16)           -
                                                                             ----------    ----------     ---------    ---------
              Net (loss) income - Basic                                         $ (0.02)       $ 0.08       $ (0.12)     $ (0.09)
                                                                             ==========    ==========     =========    =========


       Diluted:
              Weighted average common shares outstanding                         35,769        29,879        34,285       25,981
                                                                             ==========    ==========     =========    =========

              Income (loss) before extraordinary item and cumulative
                   effect of change in accounting principle per share            $ 0.03        $ 0.07        $ 0.09      $ (0.09)
              Extraordinary item per share                                        (0.05)            -         (0.05)           -
              Cumulative effect of change in accounting principle per share           -             -         (0.16)           -
                                                                             ----------    ----------     ---------    ---------
              Net (loss) income - Diluted                                       $ (0.02)       $ 0.07       $ (0.12)     $ (0.09)
                                                                             ==========    ==========     =========    =========


   The accompanying notes are an integral part of the consolidated condensed financial statements Certain amounts have been reclassified for comparative purposes

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the nine months ended July 31, 2001 and 2000 (unaudited)



(In thousands)

                                                                                                Nine Months
                                                                                               Ended July 31,
                                                                                           ---------------------
                                                                                             2001       2000
                                                                                            Restated
                                                                                           ---------- --------
Cash flows from operating activities:
     Net loss                                                                              $ (3,900)  $ (2,273)
     Adjustment to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                        9,230      6,835
         Loss on disposal of fixed assets                                                       172        247
         Gain of sale of subsidiary, net                                                       (651)      (871)
         Stock received in consideration of license revenues                                      -     (1,930)
         Loss on impairment of available-for-sale Internet securities                        20,754          -
         Impairment charge on Internet assets                                                 4,187          -
         Equity in loss of affiliate                                                              -     19,969
         Extraordinary loss on early extinguishment of debt, net of taxes                     1,948          -
         Change in deferred tax asset                                                        (7,679)      (353)
         Provision for doubtful accounts                                                      4,120     (1,732)
         Provision for Inventory                                                               (203)        (3)
         Amortization of various expenses and discounts                                         983        284
         Tax benefit from exercise of stock options                                           5,783      1,941
         Changes in operating assets and liabilities, net of effects of acquisitions:
            Decrease in accounts receivable                                                  39,097     40,939
            Decrease (increase) in inventories, net                                           2,877     (4,093)
            Increase in prepaid royalties                                                   (13,424)   (16,203)
            Increase in prepaid expenses and other current assets                            (4,593)    (7,734)
            Increase in capitalized software development costs                               (1,302)    (7,570)
            Increase in other assets                                                         (4,326)      (977)
            Decrease in accounts payable                                                    (23,437)   (41,306)
            Decrease in accrued expenses                                                     (5,388)   (12,428)
                                                                                          ----------  ---------
                        Net cash provided by (used in) operating activities                  24,248    (27,258)
                                                                                          ----------  ---------

Cash flows from investing activities:
     Net purchase of fixed assets                                                            (5,076)    (2,406)
     Other investment                                                                             -     (1,432)
     Acquisitions, net of cash acquired                                                      (4,069)    (4,262)
     Additional cash paid for prior acquisition                                                   -     (1,531)
                                                                                          ----------  ---------
                        Net cash used in investing activities                                (9,145)    (9,631)
                                                                                          ----------  ---------

Cash flows from financing activities:
     Costs associated with proposed initial public offering
     Proceeds from private placements                                                        20,842     19,689
     Net repayments under lines of credit                                                   (28,848)    (9,658)
     (Repayment) Proceeds from loan payable                                                 (15,000)    15,000
     Proceeds from exercise of stock options and warrants                                    19,942      5,919
     Proceeds from issuance of stock of subsidiary                                                -      1,500
     Repayment of capital lease obligation                                                      (49)       (56)
                                                                                          ----------  ---------
                         Net cash (used in) provided by financing activities                 (3,113)    32,394
                                                                                          ----------  ---------

Effect of foreign exchange rates                                                             (1,889)    (3,248)

                        Net increase (decrease) in cash for the period                       10,101     (7,743)
Cash and cash equivalents, beginning of the period                                            5,245     10,374
                                                                                          ----------  ---------
Cash and cash equivalents, end of the period                                              $  15,346   $  2,631
                                                                                          ==========  =========

Supplemental disclosure of non-cash investing activities:
     Gain from Jack of All Games UK transaction                                           $    (651)  $      -
                                                                                          =========== =========

Supplemental information on businesses acquired:
     Fair value of assets acquired
         Cash                                                                                 $ 332      $ 196
         Accounts receivables, net                                                            9,973      4,646
         Inventories, net                                                                     4,213          -
         Prepaid expenses and other assets                                                       94        643
         Prepaid royalties                                                                     (707)         -
         Property and equipment, net                                                            769      1,077
         Intangible asset                                                                    10,381          -
         Goodwill                                                                            40,288     67,885
     Less, liabilities assumed                                                                               -
         Line of credit                                                                     (13,330)         -
         Accounts payable                                                                   (13,115)    (7,268)
         Accrued expenses                                                                    (3,078)      (449)
         Deferred royalties                                                                       -          -
         Other current liabilities                                                                -     (1,588)
         Stock and warrants issued                                                          (13,952)   (56,566)
         Warrants issued                                                                          -          -
         Value of asset recorded                                                            (17,266)         -
         Direct transaction costs                                                              (201)      (154)
         Investment interest and purchase option                                                  -     (3,964)
                                                                                          ---------   ---------
Cash paid                                                                                     4,401      4,458
     Less, cash acquired                                                                       (332)      (196)
                                                                                          ---------   --------
Net cash paid                                                                             $   4,069   $  4,262
                                                                                          =========   ========

During the nine months ended July 31, 2000, the Company paid $1,531,000 in cash and issued $161,000 in common stock related to a prior period acquisition. Such payments were capitalized and recorded as Goodwill.


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


(In thousands)                                                                                        Accumulated
                                                                                                         Other
                                           Common Stock    Additional             Deferred  Retained Comprehensive     Comprehensive
                                         ----------------   Paid-in    Unrealized  Compen-  Earnings    Income             Income
                                         Shares    Amount   Capital       gains    sation   (Deficit)   (Loss)     Total   (Loss)
                                         ----------------  ---------   ---------- --------  --------- ------------------------------

Balance, November 1, 1999                23,086    $  231    $ 67,345          -  $   (48)  $18,402     $ (827)  $ 85,103   $15,512

Proceeds from exercise
  of stock options and warrants           1,373        13       6,963          -        -         -         -      6,976

Amortization of deferred compensation         -         -           -          -       43         -         -         43

Issuance of common stock in
  connection with acquisitions            4,222        43      55,218                   -         -         -     55,261

Issuance of common stock in connection
  with private placements,
  net of issuance costs                   2,422        24      21,261          -        -         -         -     21,285

Issuance of common stock and warrants
 in connection with a debt financing        168         2       5,455                   -         -         -      5,457

Retirement of common stock                  (98)       (1)     (1,249)                  -         -         -     (1,250)

Tax benefit in connection with
  the exercise of stock options               -         -       2,745          -        -         -         -      2,745

Foreign currency translation adjustment       -         -           -          -        -         -    (9,014)    (9,014)    (9,014)

Net unrealized loss on investments            -         -           -                   -         -    (2,831)    (2,831)    (2,831)

Net income  - Restated                        -         -           -          -        -     6,417         -      6,417      6,417
                                        -------    ------    --------    -------   ------   -------  --------   --------    -------
Balance, October 31, 2000                31,173    $  312    $157,738    $     -   $   (5)  $24,819  $(12,672)  $170,192    $(5,428)

Proceeds from exercise of stock
  options and warrants                    2,867        28      19,914                   -         -         -     19,942

Amortization of deferred compensation         -         -           -                   5         -         -          5

Issuance of common stock in
  connection with acquisitions            1,466        14      13,967                   -         -         -     13,981

Issuance of common stock in
  connection with private placements,
  net of issuance costs                   1,300        13      20,829                                             20,842

Acquisition of Treasury shares             (564)       (5)     (7,305)                  -         -         -     (7,310)

Tax benefit in connection with
  the exercise of stock options               -         -       5,783          -        -         -         -      5,783

Foreign currency translation adjustment       -         -           -          -        -         -    (1,509)    (1,509)    (1,509)

Net unrealized gain on investments            -         -           -                   -         -     4,304      4,304      4,304

Net loss - Restated                           -         -           -          -        -    (3,900)        -     (3,900)    (3,900)
                                        -------    ------    --------    --------  ------  --------  --------   --------    -------
Balance, July 31, 2001 - Restated        36,242    $  362    $210,926    $     -   $    -  $ 20,919  $ (9,877)  $222,330    $(1,105)
                                        =======    ======    ========    ========  ======  ========  ========   ========    =======


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

As a result of the investigation, the Company restated its previously issued consolidated financial statements for fiscal 2000 and each of the quarters in fiscal 2000 and the first three quarters in fiscal 2001. The amounts presented herein for the year ended October 31, 2000 and the three and nine months ended July 31, 2000 reflect the restated financial statements, which have been filed with the SEC. The restatement of the financial statements for the three and nine months ended July 31, 2001 relates to the elimination of $3,175,000 and $10,511,000, respectively, of net sales made to independent third party distributors and related cost of sales of $2,036,000 and $11,864,000, respectively, and the related tax effect, which were improperly recognized as revenue since the products were later returned or repurchased by the Company.

In addition, the Company reviewed its revenue recognition policy, reserve policies and its accounting for certain other transactions. As a result of this review, the Company restated its previously issued unaudited consolidated condensed financial statements for the three and nine months ended July 31, 2001 for the following transactions and the related tax effects:


      o For the nine months ended July 31, 2001, the recognition of net sales of $3,780,000 and related cost of sales of $2,236,000 for transactions that did not qualify for revenue recognition in the fourth quarter of fiscal 2000.

      o An additional charge of $438,000, net of taxes of $292,000, for the three and nine months ended July 31, 2001 for an extraordinary loss on early extinguishment of debt and a related adjustment to additional paid-in capital (see Note 7).

      o An adjustment of $1,750,000 for the nine months ended July 31, 2001 for the reduction of revenue related to adjustment of the purchase price of an acquired business, and a related charge of amortization expense of $76,000 and $3,000 for the three and nine months ended July 31, 2001, respectively (see Note 4). Additionally, the Company recorded a net reduction for post acquisition amortization of $208,000 and $865,000, respectively, comprised of a $627,000 and $1,817,000, respectively, reduction of amortization of intangible assets offset by an increase of $419,000 and $952,000 in the amortization of prepaid royalties for the three and nine months ended July 31, 2001 from purchase allocation adjustments made relating to acquisitions consummated in fiscal 2000 as a result of restatements made to the 2000 financial statements.

Additionally, the Company restated its first quarter fiscal 2001 financial statements to record the cumulative effect of the change in accounting related to the adoption of SAB 101 "Revenue Recognition." In fiscal 2001, the Company implemented changes to its practices to significantly reduce shipment time near quarter and year end. Accordingly, the adoption of SAB 101 did not have a significant impact on previously reported interim net income for the first three quarters of 2001. (See Note 3).

The effect of the restatement for the three and nine months ended July 31, 2001 is as follows (certain amounts have been reclassified and are presented in thousands, except per share data):



                                      Three months ended July 31, 2001                  Nine months ended July 31, 2001
                                  ----------------------------------------  --------------------------------------------------------
                                                                                                       Effect of SAB
                                    As Reported   Restatement  As Restated  As Reported   Restatement       101        As Restated
                                  ----------------------------------------  --------------------------------------------------------
Statement of Operations Data:

Net sales                              $  84,502   $ (3,175)   $  81,327    $ 309,048      $ (8,481)     $  27,230      $327,797
Cost of sale                              51,229     (1,617)      49,612      201,609        (8,676)        18,335       211,268
Depreciation and amortization              3,821       (551)       3,270       11,043        (1,813)             -         9,230
Income from operations                     4,114     (1,007)       3,107       23,610         2,008          8,895        34,513
Income (loss) before income taxes
 and cumulative effect of change in
 accounting principle                      2,801     (1,007)       1,794       (3,742)        2,008          8,895         7,161
Provision (benefit) for income taxes         882       (371)         511       (1,487)        1,705          3,558         3,776
Extraordinary item, net of taxes           1,510        438        1,948        1,510           438              -         1,948
Cumulative effective of change in
 accounting principle, net of taxes            -          -            -            -             -          5,337         5,337
Net (loss) income                      $     409   $ (1,074)   $    (655)   $  (3,765)     $   (135)     $       -      $ (3,900)
Basic (loss) income per share          $    0.01   $ ( 0.03)   $   (0.02)   $   (0.11)     $  (0.01)     $       -      $  (0.12)
Diluted (loss) income per share        $    0.01   $  (0.03)   $   (0.02)   $   (0.11)     $  (0.01)     $       -      $  (0.12)


                                                           July 31, 2001
                                                           -------------
                                                     As Reported    As Restated
                                                     -----------    -----------

     Balance Sheet Data
        Accounts receivable                             $  86,380   $  77,750

        Inventories, net                                   52,674      55,336

        Prepaid royalties - current                        26,172      28,760

        Deferred tax asset                                  8,345      16,922

        Intangibles, net                                  112,994      89,114

        Total assets                                      360,209     342,430

        Accrued expenses and other current liabilities     15,568      15,740

        Total liabilities                                 119,928     120,100

        Retained earnings                                  39,600      20,919

        Total liabilities and stockholders' equity        360,209     342,430


Amendment of Credit Agreement

As a result of the restatement, in February 2002, the Company retroactively amended its covenants under the credit agreement with Bank of America, N.A. to December 1999. Accordingly, as of July 31, 2001, the Company was in compliance with the covenants, as amended.

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


Prepaid Royalties and Capitalized Software Development Costs

The Company's agreements with licensors and developers generally require it to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are amortized at the contractual royalty rate as cost of sales based on actual net product sales. The Company continually evaluates the future realization of prepaid royalties, and charges to cost of sales any amount that management deems unlikely to be realized at the contractual royalty rate. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. No prepaid royalties were written down for the three months ended July 31, 2001 and July 31, 2000. For the nine months ended July 31, 2001 and 2000, prepaid royalties were written down by $75,000 and $110,000, respectively, to estimated net realizable value. For the three and nine months ended July 31, 2001, amortization of prepaid royalties amounted to $3,770,000 and $12,438,000, respectively, which is included in total royalty expense of $4,181,000 and $13,486,000, respectively. For the three and nine months ended July 31, 2000 royalty expense was comprised solely of amortization of prepaid royalties, which amounted to $1,747,000 and $4,862,000, respectively.

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs as cost of sales is based on the greater of the proportion of current year sales to total estimated sales commencing with the title's release or the straight-line method. The Company continually evaluates the recoverability of capitalized costs. No capitalized software costs were written off for the three months ended July 31, 2001 while $389,000 were written off as part of the impairment charge for the nine months ended July 31, 2001. No capitalized software costs were written off for the three months ended July 31, 2000 while $249,000 were written off for the nine months ended July 31, 2000. Amortization of capitalized software costs amounted to $863,000 and $143,000 for the three months ended July 31, 2001 and 2000, respectively, and $2,804,000 and $472,000 for the nine months ended July 31, 2001 and 2000, respectively.

Revenue Recognition

Distribution revenue is derived from the sale of third-party software products, accessories and hardware and is recognized when the ownership and risk of loss pass to customers which is generally upon receipt of products by customers. Distribution revenue was $35,030,000 and $27,698,000 for the three months ended July 31, 2001 and 2000, respectively, and $155,236,000 and $120,858,000 for the nine months ended July 31, 2001 and 2000, respectively.

Publishing revenue is derived from the sale of internally developed software products or from the sale of products licensed from third-party developers and is recognized when the ownership and risk of loss pass to customers which is generally upon receipt of products by customers. Publishing revenue was $46,297,000 and $38,395,000 for the three months ended July 31, 2001 and 2000, respectively, and $172,561,000 and $135,000,000 the nine months ended July 31, 2001 and 2000, respectively.



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


The AICPA issued SOP 98-9, a modification of SOP 97-2, "Software Revenue Recognition with respect to Certain Transactions." SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The adoption of SOP 98-9 did not have a material impact on the Company's financial statement.

The Company's distribution arrangements with customers generally do not give them the right to return products; however, the Company accepts product returns for stock balancing or defective products. In addition, the Company sometimes negotiates accommodations to customers, including price discounts, credits and product returns, when demand for specific products falls below expectations. The Company's publishing arrangements require the Company to accept product returns. The Company establishes a reserve for future returns based primarily on its return policies, markdown allowances and historical return rates, and recognizes sales net of product returns and allowances. The Company may not have a reliable basis to estimate returns and allowances for certain customers or it may be unable to determine that collection of the receivable is probable. In such circumstances, the Company defers the revenues at the time of sale and recognizes them when collection of the related receivable becomes probable or cash is received.

Effective November 1, 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Consistent with the guidelines provided in SAB No. 101, the Company changed its revenue recognition policy to recognize revenue as noted above. Prior to the adoption of SAB 101, the Company recognized revenue upon shipment. The cumulative effect of the application of the revenue recognition policies set forth in SAB 101 for the period ended January 31, 2001 was approximately $5.3 million, or $0.16 per share, net of tax benefit of approximately $3.6 million. As a result of adopting SAB 101, net sales and cost of sales of approximately $27.2 million and $18.3 million, respectively, which were originally recognized in the year ended October 31, 2000 were also recognized in the nine months ended July 31, 2001. This adoption had no effect on net income for the nine months ended July 31, 2001. It is impracticable for the Company to present pro forma information for quarters prior to fiscal 2001.


Recently Issued Accounting Pronouncement

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142").

SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company is currently evaluating the expected impact of the adoption of SFAS 141 on the Company's financial condition or result of operations.

SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The provision of SFAS 142 will be effective for fiscal year beginning after December 15, 2001; however, early adoption is permitted in certain instances. The Company is currently evaluating the expected impact of the adoption of SFAS 142 on the Company's financial condition or results of operations.


4.   Business Acquisition

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

In connection with the sale of Toga Holdings to Gameplay.com plc ("Gameplay") in October 2000, the Company agreed to acquire Gameplay's game software development and publishing business - NEO Software Produktions GMBH ("Neo"). The Company obtained an independent third party valuation in support of the value assigned to its right to acquire Neo. In January 2001, the Company completed the acquistion of Neo and assumed net liabilities of approximately $808,000, in addition to the prepaid purchase price of $17.3 million.

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

The acquisitions have been accounted for as a purchase. The unaudited Consolidated Condensed Statements of Operations includes the operating results of each business from the date of acquisition. The following unaudited pro forma results below assumes the acquisitions of Techcorp Limited, VLM and Neo occurred on November 1, 1999 (in thousands, except per share data),



                                          Nine Months Ended   Nine Ended Months
                                            July 31, 2001     July 31, 2000
                                            --------------    --------------
 Net Sales                                  $      335,406    $      296,711
 Net Loss                                           (6,360)           (3,999)
 Net Loss per share (basic)                          (0.19)            (0.15)
 Net Loss per share (fully diluted)                  (0.19)            (0.15)

5.   Business Disposition

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

6. Income (Loss) per Share before Extraordinary Item and Cumulative Effect of Change in Accounting Principle

The following table provides a reconciliation of basic earnings per share to dilutive earnings per share for the three and nine months ended July 31, 2001 and 2000 (in thousands, except per share data).








                                                 Income (Loss)
                                                     before
                                                 Extraordinary
                                                     Item
                                                 and Cumulative
                                                   Effect of
                                                   Change in
                                                  Accounting                  Per Share
                                                   Principle      Shares       Amount
                                                 ------------- ----------   -----------

Three Months Ended July 31, 2001- Restated:
  Basic                                           $    1,283       34,293   $     0.04
  Effect of dilutive securities - Stock options
     and warrants                                          -        1,476        (0.01)
                                                  ----------   ----------   ----------
   Diluted                                        $    1,283       35,769   $     0.03
                                                  ==========   ==========   ==========

Three Months Ended July 31, 2000:
  Basic                                           $    2,221       29,061   $     0.08
  Effect of dilutive securities - Stock options
     and warrants                                          -          818       (0.01)
                                                  ----------   ----------   ----------
  Diluted                                         $    2,221       29,879   $     0.07
                                                  ==========   ==========   ==========

Nine Months Ended July 31, 2001- Restated:
  Basic                                           $    3,385       33,098   $     0.10
  Effect of dilutive securities - Stock options
     and warrants                                          -        1,187        (0.01)
                                                  ----------   ----------   ----------
  Diluted                                         $    3,385       34,285   $     0.09
                                                  ==========   ==========   ==========
Nine Months Ended July 31, 2000:
  Basic and Diluted                               $   (2,273)      25,981   $    (0.09)
                                                  ==========   ==========   ==========


As the Company reported loss before extraordinary item and cumulative effect of change in accounting principle for the nine months ended July 31, 2000, all 1,011,000 of the options and warrants outstanding were anti-dilutive, and therefore, there were no reconciling items between basic and diluted loss per share. For the three and six months ended July 31, 2001 and the three months ended July 31, 2000, the computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive.

7.   Extraordinary Loss on Early Extinguishment of Debt

In July 2001, the Company prepaid in full the outstanding subordinated indebtedness of $15 million and recorded an extraordinary charge of $1,948,000, net of taxes, or $0.05 per diluted share during the quarter related to the deferred financing costs and discount associated with the indebtedness.

8.       Inventory

As of July 31, 2001 and October 31, 2000, finished product inventory, net of allowance, consisted of $54,519,000 and $53,302,000, respectively. Parts and supplies consisted of $817,000 and $496,000 at July 31, 2001 and October 31, 2000, respectively.

9.   Private Placement

In July 2001, the Company consummated the sale of 1,300,000 shares of common stock to institutional investors and received net proceeds of approximately $20,842,000.

10.       Investments

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

As of July 31, 2001 and October 31, 2000, investments were summarized as follows (in thousands):


                                        July 31, 2001               October 31, 2000
                                  -------------------------   ----------------------------
                                    Current     Non-Current      Current       Non-Current
                                  -----------  ------------   ------------   -------------

      Average cost                $     2,206  $     4,136    $      2,896   $     33,084
      Unrealized gains (losses)   $       971  $     1,406    $         30   $     (4,597)
                                   ----------- ------------   ------------   ------------
      Fair value                  $     3,177  $    5,542     $      2,926   $     28,487
                                  ===========  ============   ============   ============

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

Information about the Company's non-current assets in the United States and international areas as of July 31, 2001 and October 31, 2000 are presented below (in thousands):

                                           July 31, 2001    October 31, 2000
                                          ---------------   ----------------
       Total Non-current Assets:
        United States...................    $  78,842         $    82,904
        International
              United Kingdom..............     22,894              21,410
              All other Europe............     20,463               5,748
              Other.......................      7,953               3,721
                                           ----------          ----------
                                           $  130,152          $  113,783
                                           ==========          ==========


Information about the Company's net sales in the United States and international areas for the three and nine months ended July 31, 2001 and 2000 are presented below (net sales are attributed to geographic areas based on product destination, in thousands):


                                                   Three Months Ended              Nine Months Ended
                                                        July 31                         July 31
                                            ----------------------------      -----------------------------
     Net Sales:                                  2001             2000               2001             2000
                                                 ----             ----              -----             ----
      United States........................ $     59,875     $    43,245       $    238,034     $   159,929
      Canada...............................        4,509           2,644             13,381           9,111
      International
            United Kingdom.................        4,369           6,500             27,866          19,156
            All other Europe...............        9,568           7,874             39,071          56,767
            Asia Pacific...................        2,384           5,352              8,522          10,218
            Other..........................          622             478                923             677
                                            ------------     -----------       ------------     -----------
                                            $     81,327     $    66,903       $    327,797     $   255,858
                                            ============     ===========       ============     ===========

Information about the Company's net sales by product platforms for the three and nine months ended July 31, 2001 and 2000 are presented below (in thousands):


                                                  Three Months Ended                Nine Months Ended
                                                        July 31                          July 31
                                            --------------------------------   ---------------------------
     Platforms:                                    2001             2000              2001          2000
                                                   ----             ----             -----          ----
     PC.................................... $     27,145     $    25,985       $      78,063      $ 68,036
     Sony PlayStation 2....................       16,423               -              78,181             -
     Sony PlayStation......................       12,440          12,699              62,814        79,159
     Nintendo GameBoy Color,
     GameBoy Advance and 64................        9,273          10,801              28,172        42,590
     Sega Dreamcast........................          927           4,408              10,192        13,865
     Accessories...........................        3,848           2,963              28,979        24,594
     Hardware..............................       11,271           9,237              41,396        27,614
                                            ------------     -----------       -------------   -----------
                                            $     81,327     $    66,093       $     327,797   $   255,858
                                            ============     ===========       =============   ===========

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

As a result of the investigation, the Company restated its previously issued consolidated financial statements for fiscal 2000 and each of the quarters in fiscal 2000 and the first three quarters in fiscal 2001. The amounts presented herein for the year ended October 31, 2000 and the three and nine months ended July 31, 2000 reflect the restated financial statements, which have been filed with the SEC. The restatement of the financial statements for the three and nine months ended July 31, 2001 relates to the elimination of $3,175,000 and $10,511,000, respectively, of net sales made to independent third party distributors and related cost of sales of $2,036,000 and $11,864,000, respectively, and the related tax effect, which were improperly recognized as revenue since the products were later returned or repurchased by the Company.

In addition, the Company reviewed its revenue recognition policy, reserve policies and its accounting for certain other transactions. As a result of this review, the Company restated its previously issued unaudited consolidated condensed financial statements for the three and nine months ended July 31, 2001 for the following transactions and the related tax effects:

            o For the nine months ended July 31, 2001, the recognition of net sales of $3,780,000 and related cost of sales of $2,236,000 for transactions that did not qualify for revenue recognition in the fourth quarter of fiscal 2000.

            o An additional charge of $438,000, net of taxes of $292,000, for the three and nine months ended July 31, 2001 for an extraordinary loss on early extinguishment of debt and a related adjustment to additional paid-in capital
                  (see Note 7 of Notes to Unaudited Consolidated Condensed Financial Statements).

            o An adjustment of $1,750,000 for the nine months ended July 31, 2001 for the reduction of revenue related to adjustment of the purchase price of an acquired business, and a related charge of amortization expense of $76,000 and $3,000 for the three and nine months ended July 31, 2001, respectively (see Note 4 of Notes to Unaudited Consolidated Condensed Financial Statements). Additionally, the Company recorded a net reduction for post acquisition amortization of $208,000 and $865,000, respectively, comprised of a $627,000 and $1,817,000, respectively, reduction of amortization of intangible assets offset by an increase of $419,000 and $952,000 in the amortization of prepaid royalties for the three and nine months ended July 31, 2001 from purchase allocation adjustments made relating to acquisitions consummated in fiscal 2000 as a result of restatements made to the 2000 financial statements.

Additionally, the Company restated its first quarter fiscal 2001 financial statements to record the cumulative effect of the change in accounting related to the adoption of SAB 101 "Revenue Recognition." In fiscal 2001, the Company implemented changes to its practices to significantly reduce shipment time near quarter and year end. Accordingly, the adoption of SAB 101 did not have a significant impact on previously reported interim net income for the first three quarters of 2001. See Notes 2 and 3 of Notes to Unaudited Consolidated Condensed Financial Statements.

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

Overview

The Company's principal sources of revenues are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software or software licensed from third parties. Distribution revenues are derived from the sale of third-party software, accessories and hardware. Publishing activities generally generate significantly higher margins than distribution activities, with sales of PC software resulting in higher margins than sales of CDs or cartridges designed for video game consoles. The Company recognizes revenue from software sales upon receipt of products by customers.

The Company's arrangements with customers for published titles require it to accept returns for stock balancing, markdowns or defects. The Company establishes a reserve for future returns of published titles based primarily on historical return rates and current known circumstances, and recognizes revenues net of returns.

The Company's distribution arrangements with customers generally do not give them the right to return titles or to cancel firm orders. However, the Company sometimes accepts returns for stock balancing and negotiates accommodations to customers, which includes price discounts, credits and returns, when demand for specific titles fall below expectations. The Company's historical product return rate for its distribution business has been substantially less than for its publishing business. Effective November 1, 2000, the Company recognizes net revenue when title and risk of loss pass to customers (generally, upon receipt of products by customers). Prior to that date, we recognized revenue upon shipment. The Company may not have a reliable basis to estimate returns and allowances for certain customers or it may be unable to determine that collection of the receivable is probable. In such circumstances, the Company defers the revenues at the time of sale and recognizes them when collection of the related receivable becomes probable or cash is received.

At July 31, 2001, the company's reserve against accounts receivable for returns, customer accommodations and doubtful accounts was $15,735,000, which the Company believes is adequate based on the size and nature of the its receivables at that date. However, if future returns significantly exceed the Company's reserves, the Company's operating results would be adversely affected.

The Company's agreements with licensors and developers generally require it to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are amortized at the contractual royalty rate as cost of sales based on actual net product sales. At July 31, 2001, the Company had prepaid royalties of $37,934,000, including $9,174,000 classified as non-current. The Company also capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Amortization of such costs as cost of sales is based on the greater of the proportion of current year sales to total estimated sales commencing with the title's release or the straight-line method. At July 31, 2001, the Company had capitalized software development costs of $10,526,000. The Company continually evaluates the recoverability of capitalized costs. If the Company were required to write-off these payments or capitalized costs to a material extent in future periods, the Company's results of operations would be adversely affected.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations, and sets forth net sales by territory and platform:


                                         Three Months Ended July 31,         Nine Months Ended July 31,
                                      ------------------------------     ------------------------------
                                          2001             2000             2001               2000
                                      ------------------------------     ---------------- -------------

OPERATING DATA:
  Net sales .....................        100.0%           100.0%            100.0%             100.0%

  Cost of sales .................         61.0             56.4              64.5               63.6

  Selling and marketing .........         14.8             13.7              11.3               13.4

  General and administrative ....         13.9             13.8               9.4               10.4

  Research and development ......          2.4              2.5               1.5                1.8

  Depreciation and amortization .          4.0              4.9               2.8                2.7

  Interest expense, net .........          2.4              2.5               2.2                1.8

  Impairment charge .............           --               --               6.3                 --

  Provision (benefit) for income
  taxes .........................          0.6              1.2               1.2               (0.6)

  Extraordinary net loss on early
  extinguishment of debt ........          2.4               --               0.6                 --

  Net (loss) income .............         (0.8)             3.4              (1.2)              (0.9)

NET SALES BY TERRITORY:
   North America ................         79.2%            69.4%             76.7%              66.1%

   International ................         20.8             30.6              23.3               33.9

PLATFORM MIX (publishing):

     Console ....................         36.3%            25.5%             52.6%              40.9%

     PC .........................         55.7             53.9              39.8               41.6

     Hand-held ..................         (0.2)             9.3               1.6                8.3

    Accessories .................          8.2             11.3               6.0                9.2


Three Months Ended July 31, 2001 and 2000

Net Sales. Net sales increased by $15,234,000, or 23.0%, to $81,327,000 for the three months ended July 31, 2001 from $66,093,000 for the three months ended July 31, 2000. The increase was attributable to growth in both publishing and distribution operations.

Publishing revenues increased by $7,902,000, or 20.6%, to $46,297,000 for the three months ended July 31, 2001 from $38,395,000 for the three months ended July 31, 2000. The increase was primarily attributable to the release of Max Payne for the PC and Rune: Viking Warlords for Sony PlayStation 2 during the current period. For the three months ended July 31, 2001, publishing activities accounted for approximately 56.9% of net sales.

For the current period, software products designed for PC platforms accounted for approximately 55.7% of publishing revenues as compared to 53.9% for the prior comparable period. Software products designed for video game console platforms accounted for 36.3% of publishing revenues as compared to 25.5% for the prior comparable period. The increase was primarily attributable to the continued sell-through of Sony PlayStation 2 titles, such as Midnight Club and Smuggler's Run. The Company expects that sales of video game console products will continue to account for a significant portion of its publishing revenues.

Distribution revenues increased by $7,332,000, or 26.5%, to $35,030,000 for the three months ended July 31, 2001 from $27,698,000 for the three months ended July 31, 2000. The increase was primarily attributable to the acquisition of VLM Entertainment Group, Inc. in November 2000 and included $6 million relating to adoption of SAB 101. The Company expects that its distribution operations will continue to expand largely as a result of the anticipated introduction of next-generation hardware and software and the continued rollout of Sony PlayStation 2. For the three months ended July 31, 2001, distribution activities accounted for approximately 43.1% of net sales.

International operations accounted for approximately $16,943,000 or 20.8% of net sales for the three months ended July 31, 2001 compared to $20,205,000 or 30.6% for the three months ended July 31, 2000. The decrease in revenues from international operations was primarily attributable to a decrease in distribution revenues as a result of the Company's increasing emphasis on expanding publishing activities in Europe, and the delay of the release of Rune:
Viking Warlords during the quarter. The Company expects that international sales will continue to account for a significant portion of its revenue.

Cost of Sales. Cost of sales increased by $12,348,000, or 33.1%, to $49,612,000 for the three months ended July 31, 2001 from $37,264,000 for the three months ended July 31, 2000. The increase was attributable to the Company's expanded operations and was commensurate with increased net sales. Cost of sales as a percentage of net sales increased to 61.0% for the three months ended July 31, 2001 from 56.4% for the prior comparable period. The increase in cost of sales as a percentage of net sales was due to higher margin licensing revenues generated in the quarter ended July 31, 2000. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and Marketing. Selling and marketing expenses increased by $3,002,000 to $12,057,000 for the three months ended July 31, 2001 from $9,055,000 for the three months ended July 31, 2000. Selling and marketing expenses as a percentage of net sales increased to 14.8% from 13.7% for the three months ended July 31, 2000. The increase in net sales was primarily attributable to increased advertising activities as a result of the Company's increase publishing activities.

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

Depreciation and Amortization. Depreciation and amortization expenses of $3,270,000 for the three months ended July 31, 2001 remained relatively constant.

Interest Expense, net. Interest expense increased by $329,000 to $1,964,000 for the three months ended July 31, 2001 from $1,635,000 for the three months ended July 31, 2000. The increase was attributable to increased borrowings.

Income Taxes. Income tax expense decreased by $282,000 to $511,000 for the three months ended July 31, 2001 from $793,000 for the three months ended July 31, 2000.

Gain on Sale of Subsidiary, net. The Company recorded a non-operating gain of $651,000 on the sale of its Jack of All Games UK subsidiary during the quarter.

Extraordinary Loss on Early Extinguishment of Debt. The Company incurred an extraordinary charge of $1,948,000, net of taxes of $1,217,000, upon the early repayment of $15 million of subordinated indebtedness during the quarter.

For the three months ended July 31, 2001, the Company incurred a net loss of $665,000 as compared to net income of $2,221,000 for the three months ended July 31, 2000. Excluding the extraordinary charge and the gain on sale described above, the Company achieved net income of $632,000 for the three months ended July 31, 2001.

Nine months Ended July 31, 2001 and 2000

Net Sales. Net sales increased by $71,939,000, or 28.1%, to $327,797,000 for the nine months ended July 31, 2001 from $255,858,000 for the nine months ended July 31, 2000. The increase in net sales was attributable to growth in both the publishing and distribution operations. The adoption of SAB 101 effective November 2000 resulted in the recognition of revenue when both title and all risks of loss pass to customers. The effect of this adoption was an increase in net sales of $27 million for the nine months ended July 31, 2001 for revenue that was previously recognized in the year ended October 31, 2000.

Publishing revenues increased by $37,561,000, or 27.8%, to $172,561,000 for the nine months ended July 31, 2001 from $135,000,000 for the nine months ended July 31, 2000. This increase was primarily attributable to increased sales of Sony PlayStation 2 titles. This increase included $21 million relating to the adoption of SAB 101. For the nine months ended July 31, 2001, publishing activities accounted for approximately 52.6% of net sales.

For the nine months, software products designed for PC platforms accounted for approximately 39.8% of publishing revenues as compared to 41.6% for the prior comparable period. For the nine months ended July 31, 2001, software products designed for video game console platforms accounted for 52.6% of the Company's publishing revenues as compared to 40.9% for the nine months ended July 31, 2000.

Distribution revenues increased by $34,378,000, or 28.4%, to $155,236,000 for the nine months ended July 31, 2001 from $120,858,000 for the nine months ended July 31, 2000. This increase was primarily attributable to the acquisition of VLM Entertainment Group, Inc. in November 2000. For the nine months ended July 31, 2001, distribution activities accounted for approximately 47.4% of net sales.

International operations accounted for approximately $76,381,000 or 23.3% of the net sales for the nine months ended July 31, 2001 compared to $86,818,000 or 33.9% for the nine months ended July 31, 2000. The decrease in revenues from international operations was primarily attributable to a decrease in distribution revenues as a result of the Company's increasing emphasis on expanding publishing activities in Europe.

Cost of Sales. Cost of sales increased by $48,638,000, or 29.9%, to $211,268,000 for the nine months ended July 31, 2001 from $162,630,000 for the nine months ended July 31, 2000. This increase was attributable to the Company's expanded operations and was commensurate with increased net sales. The increase also included $18 million resulting from the adoption of SAB 101. During the nine months ended July 31, 2001, the Company also included as cost of sales a non-cash impairment charge of $3,786,000 relating to a reduction in the value of certain Internet assets. Cost of sales as a percentage of net sales remained relatively constant.

Selling and Marketing. Selling and marketing expenses increased by $2,643,000 to $36,886,000 for the nine months ended July 31, 2001 from $34,243,000 for the nine months ended July 31, 2000. Selling and marketing expenses as a percentage of net sales decreased to 11.3% for the nine months ended July 31, 2001 from 13.4% for the nine months ended July 31, 2000.

General and Administrative. General and administrative expenses increased by $4,318,000 to $30,915,000 for the nine months ended July 31, 2001 from $26,597,000 for the nine months ended July 31, 2000. The increase was attributable to increased salaries, rent, and professional fees to support the Company's expanded operations. General and administrative expenses as a percentage of net sales remained relatively constant.

Research and Development. Research and development costs increased by $339,000 to $4,985,000 for the nine months ended July 31, 2001 from $4,646,000 for the nine months ended July 31, 2000 and remained relatively constant as a percentage of net sales.

Depreciation and Amortization. Depreciation and amortization expenses increased by $2,395,000 to $9,230,000 for the nine months ended July 31, 2001 from $6,835,000 for the nine months ended July 31, 2000. The increase was due to higher amortization of intangible assets from acquisitions.

Interest Expense, net. Interest expense increased by $2,733,000 to $7,249,000 for the nine months ended July 31, 2001 from $4,516,000 for the nine months ended July 31, 2000. The increase was attributable to increased borrowings.

Loss on Available-For-Sale Internet Securities. During the nine months ended July 31, 2001, the Company incurred a non-recurring non-cash impairment charge of $20,754,000 relating to its investments in Gameplay, eUniverse and Entertainment Brands. The loss was attributable to an other than temporary decline in the value of these investments.

Income Taxes. For the nine months ended July 31, 2001, the Company recorded an income tax provision of $3,776,000 as compared to an income tax benefit of $1,537,000 for the nine months ended July 31, 2000. The increase is primarily attributable to pre-tax income during the period as compared to pre-tax loss incurred in the prior period.

Gain on Sale of Subsidiary, net. During the nine months ended July 31, 2001, the Company recorded a nonoperating gain of $651,000 on the sale of Jack of All Games UK.

Extraordinary Loss on Early Extinguishment of Debt. During the nine months ended July 31, 2001, the Company incurred an extraordinary charge of $1,948,000, net of taxes, upon the early repayment of $15 million of subordinated indebtedness.

Cumulative Effect of Change in Accounting Principle. In connection with the adoption of SAB 101, the Company recognized a cumulative effect of $5.3 million, net of taxes of $3.6 million.

For the nine months ended July 31, 2001, the Company incurred a net loss of $3,900,000 as compared to a net loss of $2,273,000 for the nine months ended July 31, 2000. Excluding the non-cash impairment charges, the extraordinary charge and the gain on sale described above, the Company achieved net income of $13,110,000 for the nine months ended July 31, 2001.

Liquidity and Capital Resources

The Company's primary cash requirements have been and will continue to be to fund the acquisition, development, manufacture and commercialization of its software products. The Company has historically satisfied its working capital requirements primarily through the cash flow from operations, issuance of debt and equity securities and bank borrowings. At July 31, 2001, the Company had working capital of $92,178,000 as compared to working capital of $69,025,000 at October 31, 2000.

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

In December 1999, the Company entered into a credit agreement with a group of lenders led by Bank of America, N.A., as agent, which currently provides for borrowings of up to $75,000,000. The Company may increase the credit line up to $85,000,000 subject to certain conditions. Interest accrues on advances at the bank's prime rate plus 0.5% or at LIBOR plus 2.5%. Borrowings under the line of credit are collaterized by all of the Company's assets. Under the terms of the credit agreement, the Company is required to comply with certain financial, affirmative and negative covenants, including consolidated net worth, consolidated leverage ratio and consolidated fixed charge ratio. In addition, the credit agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. In February 2002, certain financial covenants and several other covenants were amended retroactively to December 1999. Accordingly, as of July 31, 2001, the Company was in compliance with the covenants, as amended. The line of credit expires on December 7, 2002. The outstanding balance under the revolving line of credit was $56,000,000 as of July 31, 2001.

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

The Company's accounts receivable less allowance at July 31, 2001 was $77,750,000. No single customer accounted for more than 10% of the receivable balance at July 31, 2001. Most of the Company's receivables are covered by insurance and generally the Company has been able to collect its receivables in the ordinary course of business. The Company does not hold any collateral to secure payment from customers. As a result, the Company is subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect its accounts receivable as they become due and such accounts are not covered by insurance, the Company could be required to increase its allowance for doubtful accounts, which could adversely affect its liquidity and working capital position.

The Company's inventory less allowance at July 31, 2001 was $55,336,000. The Company has purchased increased levels of inventory to support an expanding customer base in North America.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of the Company's net sales. For the three months ended July 31, 2001, and 2000, sales in international markets accounted for approximately 20.8% and 30.6%, respectively, of the Company's net sales. For the nine months ended July 31, 2001, and 2000, sales in international markets accounted for approximately 23.3% and 33.9%, respectively, of the Company's net sales. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results.

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

At July 31, 2001, the Company held 8,869,407 shares of common stock of Gameplay.com plc with a fair value of approximately $95,000 and was recorded as non-current. The Company recorded an unrealized loss of $160,000, net of taxes of $98,000, as a separate component of accumulated other comprehensive income
(loss) in stockholders' equity.

At July 31, 2001, the Company held 2,269,333 shares of eUniverse Inc. with fair value of approximately $8,624,000, $3,177,000 of which was recorded as current and $5,447,000 was recorded as non-current. The Company recorded an unrealized gain of $1,633,000, net of tax of $1,002,000 as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

PART 11- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any material legal proceedings.

Item 2. Changes in Securities

From May 2001 to July 2001, 544,000 options from the 1997 Stock Option Plan were granted at exercise prices ranging from $13.9 to $15.5.

In July 2001, the Company issued 30,000 shares in connection with the acquisition of Techcorp Limited.

In July 2001, the Company issued 1,300,000 shares of common stock in a private placement to nine institutional investors and received proceeds of $20.8 million net of $1.4 million of selling commissions and offering expenses. Commerzbank Securities and Gerard Klauer Mattison & Co., Inc. acted as placement agents in connection with the offering.

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



                                        TAKE-TWO INTERACTIVE SOFTWARE, INC.


                                        By: /s/ Kelly Sumner
                                            -----------------------------
                                            Kelly Summer
                                            Chief Executive Officer
                                            (Principal Executive officer)