Form 10-Q
period 2002-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2002-06-14
CIK 946581

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF l934.

                  For the quarterly period ended April 30, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 10, 2002, there were 38,855,639 shares of the Registrant's Common Stock outstanding.

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
                          QUARTER ENDED APRIL 30, 2002


INDEX


PART I.                    FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Condensed Balance Sheets - As of April
                  30, 2002 and October 31, 2001 (unaudited)                    1

                  Consolidated Condensed Statements of Operations -
                  For the three and six months ended April 30, 2002
                  and 2001 (unaudited)                                         2

                  Consolidated Condensed Statements of Cash Flows -
                  For the six months ended April 30, 2002 and 2001
                  (unaudited)                                                  3

                  Consolidated Condensed Statements of Stockholders'
                  Equity - For the year ended October 31, 2001 and the
                  six months ended April 30, 2002 (unaudited)                  5

                  Notes to Unaudited Consolidated Condensed Financial
                  Statements                                                   7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         19

Item 3.           Quantitative & Qualitative Disclosures About Market
                  Risk                                                        35

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                           36

Item 2.           Changes in Securities                                       36

Item 6.           Exhibits and Reports on Form 8-K                            36

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of April 30, 2002 and October 31, 2001 (unaudited)
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                                                            April 30, 2002         October 31, 2001
                                                                                            --------------         ----------------
ASSETS
Current assets
           Cash and cash equivalents                                                            $  69,617                 $   6,056
           Accounts receivable, net of provision for doubtful accounts and sales allowances of $26,570 and $26,106 at April 30,
              2002 and October 31, 2001, respectively                                              65,095                    94,950
           Inventories,  net                                                                       45,481                    61,937
           Prepaid royalties                                                                       18,852                    21,892
           Prepaid expenses and other current assets                                               25,755                    17,925
           Investments                                                                                500                     6,241
           Deferred tax asset                                                                      13,873                    13,873
                                                                                                ---------                 ---------
                        Total current assets                                                      239,173                   222,874
                                                                                                ---------                 ---------
           Fixed assets, net                                                                       14,837                    11,033
           Prepaid royalties                                                                       12,950                    11,097
           Capitalized software development costs, net                                             10,649                    11,934
           Investments                                                                                 98                        75
           Goodwill, net                                                                           56,033                    56,033
           Intangibles, net                                                                        29,410                    32,142
           Deferred tax asset                                                                       7,892                     7,892
           Other assets, net                                                                           --                     1,917
                                                                                                ---------                 ---------
                        Total assets                                                            $ 371,042                 $ 354,997
                                                                                                =========                 =========
LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
           Accounts payable                                                                     $  37,962                 $  60,223
           Accrued expenses and other current liabilities                                          41,514                    20,250
           Income taxes payable                                                                    13,794                        --
           Lines of credit, current portion                                                            --                    54,073
           Current portion of capital lease obligation                                                 92                        99
                                                                                                ---------                 ---------
                        Total current liabilities                                                  93,362                   134,645

Capital lease obligation,  net of current portion                                                     254                       291
                                                                                                ---------                 ---------
                        Total liabilities                                                          93,616                   134,936

Stockholders' equity
           Common stock, par value $.01 per share; 50,000,000
             shares authorized; 37,532,243 and 36,640,972 shares
             issued and outstanding                                                                   375                       366
           Additional paid-in capital                                                             227,376                   213,908
           Deferred compensation                                                                     (682)                       --
           Retained earnings                                                                       60,705                    16,239
           Accumulated other comprehensive loss                                                   (10,348)                  (10,452)
                                                                                                ---------                 ---------
                     Total Stockholders' Equity                                                   277,426                   220,061
                                                                                                ---------                 ---------
                     Total Liabilities and Stockholders' Equity                                 $ 371,042                 $ 354,997
                                                                                                =========                 =========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three and six months ended April 30, 2002 and 2001 (unaudited)
(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                                      Three months ended April 30         Six months ended April 30
                                                                      ---------------------------        --------------------------
                                                                          2002             2001             2002             2001
                                                                       ---------        ---------        ---------        ---------
Net sales                                                              $ 170,330        $  88,179        $ 453,256        $ 245,770
Cost of sales (includes impairment charge on Internet
  gaming assets of $3,786 in 2001 periods)                               106,675           57,396          286,140          161,656
                                                                       ---------        ---------        ---------        ---------
                Gross profit                                              63,655           30,783          167,116           84,114
                                                                       ---------        ---------        ---------        ---------
Operating expenses
    Selling and marketing (includes impairment charge
     on Internet gaming assets of $401 in 2001 periods)                   20,522           11,577           42,517           24,129
    General and administrative                                            18,924            9,107           37,921           19,618
    Research and development                                               3,937            1,601            5,891            3,001
    Depreciation and amortization                                          2,517            3,538            4,788            5,960
                                                                       ---------        ---------        ---------        ---------
       Total operating expenses                                           45,900           25,823           91,117           52,708

       Income from operations                                             17,755            4,960           75,999           31,406

    Interest expense,  net                                                    53            2,355            1,027            5,285
    (Gain) loss on Internet investments                                      (32)          20,754             (159)          20,754
    Class action settlement costs                                          1,468               --            1,468               --
                                                                       ---------        ---------        ---------        ---------
       Total non-operating expenses                                        1,489           23,109            2,336           26,039

       Income (loss) before income taxes and cumulative
        effect of change in accounting principle                          16,266          (18,149)          73,663            5,367

Provision (benefit) for income taxes                                       6,629           (6,682)          29,197            3,265
                                                                       ---------        ---------        ---------        ---------
       Income (loss) before cumulative effect of
        change in accounting principle                                     9,637          (11,467)          44,466            2,102

Cumulative effect of change in accounting principle,
 net of taxes of $3,558                                                       --               --               --            5,337
                                                                       ---------        ---------        ---------        ---------
                Net income (loss)                                      $   9,637        $ (11,467)       $  44,466        $  (3,235)
                                                                       =========        =========        =========        =========
Per share data:
  Basic:
    Weighted average common shares outstanding                            37,057           32,641           36,888           32,491
                                                                       =========        =========        =========        =========

    Income before cumulative effect of
     change in accounting principle per share                          $    0.26        $   (0.35)       $    1.21        $    0.06
    Cumulative effect of change in accounting
     principle per share                                                      --               --               --            (0.16)
                                                                       ---------        ---------        ---------        ---------
    Net income (loss) per share - Basic                                $    0.26        $   (0.35)       $    1.21        $   (0.10)
                                                                       =========        =========        =========        =========
  Diluted:
    Weighted average common shares outstanding                            38,768           32,641           38,280           33,345
                                                                       =========        =========        =========        =========
    Income (loss) before cumulative effect of change in
     accounting principle per share                                    $    0.25        $   (0.35)       $    1.16        $    0.06
    Cumulative effect of change in accounting
     principle per share                                                      --               --               --            (0.16)
                                                                       ---------        ---------        ---------        ---------
    Net income (loss) per share - Diluted                              $    0.25        $   (0.35)       $    1.16        $   (0.10)
                                                                       =========        =========        =========        =========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the six months ended April 30, 2002 and 2001 (unaudited)
(In thousands)
--------------------------------------------------------------------------------

                                                                                                         Six Months Ended April 30
                                                                                                         --------------------------
                                                                                                           2002             2001
                                                                                                         ---------        ---------
Cash flows from operating activities:
    Net income (loss)                                                                                    $  44,466        $  (3,235)
    Adjustment to reconcile net income to net cash provided by operating activities
         Depreciation and amortization                                                                       4,788            5,960
         Loss on disposal of fixed assets                                                                      122               --
         (Gain) loss on Internet  investments                                                                 (159)          20,754
         Impairment charge on Internet assets                                                                   --            4,187
         Change in deferred tax asset                                                                           --           (7,679)
         Provision for doubtful accounts and sales allowances                                                  522            5,375
         Amortization of various expenses and discounts                                                      1,814              529
         Tax benefit from exercise of stock options                                                          3,782            1,057
         Issuance of compensatory stock and stock options                                                    2,299               --
    Changes in operating assets and liabilities, net of effects of acquisitions:
              Decrease in accounts receivable                                                               31,345           25,503
              Decrease in inventories,  net                                                                 15,450            4,854
              Decrease (increase) in prepaid royalties                                                       1,184           (8,950)
              Increase in prepaid expenses and other current assets                                         (9,667)          (8,724)
              Decrease (increase) in capitalized software development costs                                  1,442             (529)
              Decrease in non-current assets                                                                 1,411               --
              Decrease in accounts payable                                                                 (21,871)         (16,559)
              Increase in accrued expenses                                                                  17,675              779
              Increase in income taxes payable                                                              13,794               --
                                                                                                         ---------        ---------
                     Net cash provided by operating activities                                             108,397           23,322
                                                                                                         ---------        ---------
Cash flows from investing activities:
    Purchase of fixed assets                                                                                (6,834)          (2,777)
    Proceeds from sale of investments                                                                        5,888               --
    Acquisitions, net of cash acquired                                                                          --           (4,300)
                                                                                                         ---------        ---------
                     Net cash used in investing activities                                                    (946)          (7,077)
                                                                                                         ---------        ---------
Cash flows from financing activities:
    Net repayments under lines of credit                                                                   (54,044)         (17,815)
    Deferred financing costs                                                                                  (463)              --
    Proceeds on notes payable                                                                                   --               40
    Proceeds from exercise of stock options and warrants                                                     7,396            4,011
    Repayment of capital lease obligation                                                                      (73)             (36)
                                                                                                         ---------        ---------
                     Net cash used in financing activities                                                 (47,184)         (13,800)
                                                                                                         ---------        ---------
Effect of foreign exchange rates                                                                             3,294             (804)
                                                                                                         ---------        ---------
                     Net increase in cash for the period                                                    63,561            1,641

Cash and cash equivalents, beginning of the period                                                           6,056            5,245
                                                                                                         ---------        ---------
Cash and cash equivalents, end of the period                                                             $  69,617        $   6,886
                                                                                                         =========        =========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (continued)
For the six months ended April 30, 2002 and 2001 (unaudited)
(In thousands)
--------------------------------------------------------------------------------

                                                       Six Months Ended April 30
                                                       -------------------------
                                                            2002         2001
                                                         ----------    --------
Supplemental information on businesses acquired:
   Fair value of assets acquired
       Cash                                              $       --    $     --
       Accounts receivables, net                                 --       9,973
       Inventories, net                                          --       3,710
       Prepaid royalties                                         --        (707)
       Prepaid expenses and other assets                         --          34
       Property and equipment, net                               --         272
       Intangible asset                                          --       7,705
       Goodwill                                                  --      40,288
   Less, liabilities assumed                                     --          --
       Lines of credit                                           --     (10,841)
       Accounts payable                                          --     (12,447)
       Accrued expenses                                          --      (2,219)
       Other current liabilities                                 --        (651)
       Stock issued                                              --     (13,380)
       Value of asset recorded                                   --     (17,266)
       Direct transaction costs                                  --        (171)
                                                         ----------    --------
Cash paid                                                        --       4,300
Less cash acquired                                               --          --
                                                         ----------    --------
Net cash paid                                            $       --    $  4,300
                                                         ==========    ========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity
For the year ended October 31, 2001 and the six months ended April 30, 2002 (unaudited)
(In thousands)
--------------------------------------------------------------------------------

                                                                                       Common Stock
                                                                              ----------------------------              Additional
                                                                                Shares            Amount             Paid-in Capital
                                                                              ---------          ---------           ---------------
Balance, November 1, 2000                                                        31,173          $     312                $ 157,738

Proceeds from exercise of stock options and warrants                              3,266                 32                   22,582
Amortization of deferred compensation                                                --                 --                       --
Issuance of common stock in connection with acquisitions                          1,466                 14                   13,967
Issuance of common stock in connection with private
    placements,  net of issuance costs                                            1,300                 13                   20,879
Retirement of common stock                                                         (564)                (5)                  (7,305)
Tax benefit in connection with the exercise of stock options                         --                 --                    6,047
Foreign currency translation adjustment                                              --                 --                       --
Net unrealized income on investments, net of taxes                                   --                 --                       --
Net loss                                                                             --                 --                       --
                                                                              ---------          ---------                ---------
Balance, October 31, 2001                                                        36,641                366                  213,908

Proceeds from exercise of stock options and warrants                                866                  9                    7,387
Amortization of deferred compensation                                                --                 --                       --
Deferred compensation in connection with restricted                                  --                 --                       --
    stock to be issued
Issuance of compensatory stock and stock options                                     25                 --                    2,299
Tax benefit in connection with the exercise of stock options                         --                 --                    3,782
Foreign currency translation adjustment                                              --                 --                       --
Net unrealized income on investments,  net of taxes                                  --                 --                       --
Net income                                                                           --                 --                       --
                                                                              ---------          ---------                ---------
Balance, April 30, 2002                                                          37,532          $     375                $ 227,376
                                                                              =========          =========                =========
                                                                                                                   Accumulated Other
                                                                              Deferred           Retained            Comprehensive
                                                                            Compensation         Earnings            Income (Loss)
                                                                            ------------         ---------         -----------------
Balance, November 1, 2000                                                     $      (5)         $  24,819                $ (12,672)

Proceeds from exercise of stock options and warrants                                 --                 --                       --
Amortization of deferred compensation                                                 5                 --                       --
Issuance of common stock in connection with acquisitions                             --                 --                       --
Issuance of common stock in connection with private
    placements, net of issuance costs                                                --                 --                       --
Retirement of common stock                                                           --                 --                       --
Tax benefit in connection with the exercise of stock options                         --                 --                       --
Foreign currency translation adjustment                                              --                 --                     (767)
Net unrealized income on investments, net of taxes                                   --                 --                    2,987
Net loss                                                                             --             (8,580)                      --
                                                                              ---------          ---------                ---------
Balance, October 31, 2001                                                            --             16,239                  (10,452)

Proceeds from exercise of stock options and warrants                                 --                 --                       --
Amortization of deferred compensation                                               227                 --                       --
Deferred compensation in connection with restricted
    stock to be issued                                                             (909)                --                       --
Issuance of compensatory stock and stock options                                     --                 --                       --
Tax benefit in connection with the exercise of stock options                         --                 --                       --
Foreign currency translation adjustment                                              --                 --                       96
Net unrealized income on investments, net of taxes                                   --                 --                        8
Net income                                                                           --             44,466                       --
                                                                              ---------          ---------                ---------
Balance, April 30, 2002                                                       $    (682)         $  60,705                $ (10,348)
                                                                              =========          =========                =========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity (continued)
For the year ended October 31, 2001 and the six months ended April 30, 2002 (unaudited)
(In thousands)
--------------------------------------------------------------------------------

                                                                                                               Comprehensive
                                                                                            Total              Income (Loss)
                                                                                          ---------            -------------
Balance, November 1, 2000                                                                 $ 170,192              $  (5,428)

Proceeds from exercise of stock options and warrants                                         22,614
Amortization of deferred compensation                                                             5
Issuance of common stock in connection with acquisitions                                     13,981
Issuance of common stock in connection with private
    placements, net of issuance costs                                                        20,892
Retirement of common stock                                                                   (7,310)
Tax benefit in connection with the exercise of stock options                                  6,047
Foreign currency translation adjustment                                                        (767)             $    (767)
Net unrealized income on investments, net of taxes                                            2,987                  2,987
Net loss                                                                                     (8,580)                (8,580)
                                                                                          ---------              ---------
Balance, October 31, 2001                                                                   220,061              $  (6,360)

Proceeds from exercise of stock options and warrants                                          7,396
Amortization of deferred compensation                                                           227
Deferred compensation in connection with restricted
    stock to be issued                                                                         (909)
Issuance of compensatory stock and stock options                                              2,299
Tax benefit in connection with the exercise of stock options                                  3,782
Foreign currency translation adjustment                                                          96              $      96
Net unrealized income on investments, net of taxes                                                8                      8
Net income                                                                                   44,466                 44,466
                                                                                          ---------              ---------
Balance, April 30, 2002                                                                   $ 277,426              $  44,570
                                                                                          =========              =========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
(Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

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

Revenue Recognition

Publishing revenue is derived from the sale of internally developed interactive software titles or from the sale of titles licensed from third-party developers. Publishing revenue amounted to $133,790 and $48,116 for the three months ended April 30, 2002 and 2001, respectively, and $325,746 and $125,905 for the six months ended April 30, 2002 and 2001, respectively.

Distribution revenue is derived from the sale of third-party interactive software titles, accessories and hardware. Distribution revenue amounted to $36,540 and $40,063 for the three months ended April 30, 2002 and 2001, respectively and $127,510 and $119,865 for the six months ended April 30, 2002 and 2001, respectively.

The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued) (Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company's transactions generally include only one element, the interactive software game. The Company recognizes revenue when the price is fixed and determinable, there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when title and all risks of loss are transferred to the customer, which is generally upon receipt by customer. The Company's payment arrangements with its customers provide primarily 60 day terms and to a limited extent with certain customers 30, 90 or 120 day terms.

The Company's distribution arrangements with customers generally do not give customers the right to return products; however, the Company at its discretion may accept product returns for stock balancing or defective products. In addition, the Company sometimes negotiates accommodations to customers, including price discounts, credits and product returns, when demand for specific products falls below expectations. The Company's publishing arrangements generally require the Company to accept product returns and provide price protection. The Company establishes a reserve for future returns and other allowances based primarily on its return policies, price protection policies and historical return rates. The Company may not have a reliable basis to estimate returns and price protection for certain customers or it may be unable to determine that collection of the receivable is probable. In such circumstances, the Company defers the revenues at the time of the sale and recognizes them when collection of the related receivable becomes probable or cash is received.

Effective November 1, 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". Consistent with the guidelines provided in SAB No. 101, the Company changed its revenue recognition policy to recognize revenue as noted above. Prior to the adoption of SAB 101, the Company recognized revenue upon shipment. As a result of adopting SAB 101, net sales and cost of sales of approximately $27,230 and $18,335, respectively, which were originally recognized in the year ended October 31, 2000 were also recognized in the six months ended April 30, 2001. The cumulative effect of the adoption of SAB 101 for the quarter ended January 31, 2001 was $5,337 of income, net of taxes of $3,558. This adoption had no effect on net income for the six months ended April 30, 2001.

Prepaid Royalties

The Company's agreements with licensors and developers generally provide it with exclusive publishing rights and require it to make advance royalty payments that are recouped against royalties due to the licensor or developer based on product sales. Prepaid royalties are amortized as cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales. The Company continually evaluates the recoverability of prepaid royalties and charges to cost of sales the amount that management determines is probable that will not be recouped at the contractual royalty rate in the period in which such determination is made. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. Prepaid royalties were written down by $2,428 and $3,168 for the three and six months ended April 30, 2002, respectively, and $75 for the three and six months ended April 30, 2001, to estimated net realizable value. Amortization of prepaid royalties amounted to $8,307 and $2,649, which was included in total royalty expense of $19,053 and $2,905, respectively, for the three months ended April 30, 2002 and 2001. Amortization of prepaid royalties amounted to $23,545 and $8,669, which was included in total royalty expense of $38,481 and $9,305, respectively, for the six months ended April 30, 2002 and 2001.

Capitalized Software Development Costs (Including Production Costs)

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Capitalized software development costs primarily represent the costs associated with the internal development of the Company's publishing products. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued) (Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

The Company continually evaluates the recoverability of capitalized software costs. For the three and six months ended April 30, 2002, capitalized software costs of $19 were written down to net realizable value. For the three and six months ended April 30, 2001, capitalized software costs of $389 were written off as cost of sales as part of the impairment charge as described in Note 3. Amortization of capitalized software costs amounted to $919 and $1,049 for the three months ended April 30, 2002 and 2001, respectively, and $3,874 and $1,941 for the six months ended April 30, 2002 and 2001, respectively.

Recently Issued Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, which is a codification of EITF 00-14, 00-22 and 00-25. This EITF presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. The Company has early adopted EITF 01-09 effective November 1, 2001. The adoption of the new standard did not have a material impact on the consolidated condensed financial statements. The prior period has been reclassified in accordance with this statement.

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

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the expected impact of the adoption of SFAS 143 on the Company's financial condition, cash flows and results of operations. The Company will adopt the standard in the first quarter of fiscal 2003.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the expected impact of the adoption of SFAS 144 on the Company's financial condition and results of operations. The Company will adopt the standard in the first quarter of fiscal 2003.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued) (Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. In addition, SFAS No. 145 requires sales-lease back treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for the Company would be November 1, 2002. Earlier application is encouraged. Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item would be reclassified to other income (expense). The remainder of the statement is generally effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on the Company's financial condition, cash flows and results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

3.   2001 Business Acquisitions

In fiscal 2001, the Company acquired businesses that develop, publish or distribute interactive software games and accessories. The aggregate purchase price, including cash payments and issuance of its common stock was $28,143. The value of the Company's common stock issued in connection with these acquisitions was based on the market price of the Company's common stock at the time such transactions were consummated.

The acquisitions described below have been accounted for as purchase transactions in accordance with APB No. 16 and SFAS 141 (for transactions after July 1, 2001) and, accordingly, the results of operations and financial position of the acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition.

In July 2001, the Company acquired all of the outstanding capital stock of Techcorp Limited ("Techcorp"), a Hong Kong based design and engineering firm specializing in video game accessories. In consideration, the Company issued 30,000 shares of the Company's restricted common stock (valued at $572), paid $100 in cash and assumed net liabilities of $2,856. In connection with the acquisition, the Company recorded goodwill of $3,558 on a preliminary basis. The Company is in the process of obtaining an independent third party valuation to complete the purchase price allocation. The Company will make the required adjustments, if any, upon completion of such valuation. In accordance with SFAS 141, the Company is not amortizing the goodwill recorded in connection with this acquisition.

In November 2000, the Company acquired all of the outstanding capital stock of VLM Entertainment Group, Inc. ("VLM"), a company engaged in the distribution of third-party software products. In connection with this transaction, the Company paid the former stockholders of VLM $2,000 in cash and issued 875,000 shares of the Company's common stock (valued at $8,039) and assumed net liabilities of approximately $10,627.

In connection with the sale of Toga Holdings to Gameplay.com plc ("Gameplay") in October 2000, the Company agreed to acquire Gameplay's game software development and publishing business, Neo Software Produktions GMBH ("Neo"). Such acquisition was completed in January of 2001 and the Company assumed net liabilities of $808, in addition to the prepaid purchase price of $17,266. In connection with the acquisition, the Company recorded intangibles of $18,183.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued) (Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

The following table sets forth the components of the purchase price of the 2001 acquisitions:

                                                                 Neo                 VLM              Techcorp              Total
                                                               ---------------------------------------------------------------------
Cost of the acquisition:
   Value of business sold
    (Prepaid purchase price - Neo)
    Stock issued                                               $ 17,266            $  8,039            $    572            $ 25,877
    Cash                                                             --               2,000                 100               2,100

    Transaction Costs                                               109                  27                  30                 166
                                                               --------            --------            --------            --------
         Total                                                 $ 17,375            $ 10,066            $    702            $ 28,143
                                                               ========            ========            ========            ========
Allocation of purchase price:
   Current Assets                                              $      2            $  9,852            $    894            $ 10,748
   Non-Current Assets                                                71                 201                 498                 770
   Liabilities                                                     (881)            (20,680)             (4,248)            (25,809)
   Goodwill                                                       8,207              12,416               3,558              24,181
   Customer Lists                                                    --               8,277                  --               8,277
   Technology                                                     8,037                  --                  --               8,037
   Trademarks                                                     1,939                                                       1,939
                                                               --------            --------            --------            --------
         Total                                                 $ 17,375            $ 10,066            $    702            $ 28,143
                                                               ========            ========            ========            ========

Certain of Neo's internet-related technology assets were determined to be impaired in April 2001. Accordingly, the Company recorded as cost of sales a non-cash impairment charge of $3,786 consisting of $2,350 relating to server maintenance technologies and $1,047 relating to multiplayer technologies developed by Neo's development studio in connection with Online Pirates and $389 of capitalized software relating to other products to be developed by Neo. In addition, the Company recorded as selling and marketing expenses an impairment charge of $401 related to online sales promotions for Neo's products.

Unaudited pro forma information

The unaudited pro forma data below for the six months ended April 30, 2001 is presented as if these purchase acquisitions had been made as of November 1, 2000. The unaudited pro forma financial information is based on management's estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisitions had, in fact, been completed on the dates assumed, or which may result in the future. The unaudited pro forma financial information includes purchase acquisitions that are significant to the Company's operations:

                                                            Six months ended
                                                             April 30, 2001
                                                            ----------------
         Net Sales                                             $   249,935
                                                               ===========
         Income before cumulative effect of change in
         accounting principle                                  $     1,716
                                                               ===========
         Net income per share - Basic                          $      0.05
                                                               ===========
         Net income per share - Diluted                        $      0.05
                                                               ===========

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued) (Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

4.   Income Taxes

The provisions for income taxes for the three and six months ended April 30, 2002 and 2001 are based on the Company's estimated annualized tax rate for the respective years after giving effect to the utilization of available tax credits and tax planning opportunities.

5. Net Income (Loss) Before Cumulative Effect of Change in Accounting Principle per Share

The following table proves a reconciliation of basic earnings per share to dilutive earnings per share for the three and six months ended April 30, 2002 and 2001:

                                                                          Income (loss) before       Shares
                                                                      cumulative effect of change      (in           Per Share
                                                                         in accounting principle    thousands)         Amount
                                                                      ---------------------------   ---------        ---------
Three Months Ended April 30, 2002:

  Basic                                                                            $  9,637            37,057         $   0.26
    Effect of dilutive securities - Stock options and warrants                           --             1,711            (0.01)
                                                                                   --------          --------         --------
  Diluted                                                                          $  9,637            38,768         $   0.25
                                                                                   ========          ========         ========

Three months ended April 30, 2001 - Basic and Diluted                              $(11,467)           32,641         $  (0.35)
                                                                                   ========          ========         ========
Six Months Ended April 30, 2002
  Basic                                                                            $ 44,466            36,888         $   1.21
    Effect of dilutive securities - Stock options and warrants                           --             1,392            (0.05)
                                                                                   --------          --------         --------
  Diluted                                                                          $ 44,466            38,280         $   1.16
                                                                                   ========          ========         ========
Six months ended April 30, 2001
  Basic                                                                            $  2,102            32,491         $   0.06
    Effect of dilutive securities - Stock options and warrants                           --               854            --
                                                                                   --------          --------         --------
  Diluted                                                                          $  2,102            33,345         $   0.06
                                                                                   ========          ========         ========

The computation of diluted number of shares excludes 60,000 and 660,000 unexercised stock options for the three and six months ended April 30, 2002, respectively, which are anti-dilutive.

As the Company reported losses before cumulative effect of change in accounting principle for the three months ended April 30, 2001 all 1,015,000 of the options and warrants outstanding were anti-dilutive, and therefore, there were no reconciling items between basic and diluted loss per share. For the six months ended April 30, 2001, the computation for diluted number of shares excludes 825,000 unexercised stock options and warrants, which are anti-dilutive.

6.   Inventory

As of April 30, 2002 and October 31, 2001, inventories consist of:

                                                      April 30, 2002   October 31, 2001
                                                      --------------   ----------------
         Parts and supplies                             $        787    $      1,468
         Finished products                                    44,694          60,469
                                                        ------------    ------------
                                                        $     45,481    $     61,937
                                                        ============    ============

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued) (Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

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

During the three months ended April 30, 2001, the Company recorded an impairment charge of $20,754, principally consisting of $18,448 relating to its investment in Gameplay and $2,000 relating to its investment in eUniverse to reflect other than temporary declines in value.

As of April 30, 2002 and October 31, 2001, investments were summarized as follows:

                                               April 30, 2002               October 31, 2001
                                        ---------------------------   ---------------------------
                                           Current      Non-Current     Current       Non-Current
                                        ------------   ------------   ------------   ------------
         Average cost                   $        259   $         75   $      5,988   $         75
         Unrealized gains                        241             23            253             --
                                        ------------   ------------   ------------   ------------
         Fair value                     $        500   $         98   $      6,241   $         75
                                        ============   ============   ============   ============

For the six months ended April 30, 2002, the gross proceeds from the sale of investments were $5,888. The realized gain from these sales totaled $32 and $159 for the three months and six months ended April 30, 2002, respectively. The gain on sale of securities is based on the average cost of the individual securities sold.

8.   Lines of Credit

In December 1999, the Company entered into a credit agreement, as amended, with a group of lenders led by Bank of America, N.A., as agent. The agreement was amended in February 2002 to provide for borrowings of up to $50,000 through the remaining term of the agreement. Generally, advances under the line of credit are based on a borrowing formula equal to the lesser of (1) the borrowing limit or (2) 70% of eligible accounts receivable, plus 25% of eligible inventory. Interest accrues on such advances at the bank's prime rate plus 1.25%, or at LIBOR plus 3.25%. Borrowings under the line of credit are collateralized by the Company's accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company's domestic subsidiaries. The loan agreement contains certain financial and other covenants. As of April 30, 2002, the Company is in compliance with such covenants. The loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The line of credit expires on December 7, 2002. The Company had no outstanding borrowings under the revolving line of credit as of April 30, 2002.

In February 2001, the Company's United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002, with Lloyds TSB Bank plc ("Lloyds") under which Lloyds agreed to make available borrowings of up to $19,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank's base rate, and are guaranteed by the Company. The facility expires on March 31, 2004. The Company had no outstanding borrowings under this facility as of April 30, 2002.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued) (Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

9.   Intangible Assets

As a result of the adoption of SFAS 142, the Company discontinued the amortization of goodwill effective November 1, 2001. Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to ten years, except for intellectual property, which is amortized based on the shorter of the useful life or expected revenue stream. The Company re-characterized acquired workforce of $925, which is no longer defined as an acquired intangible asset under SFAS 141, as goodwill. Additionally, the estimated useful lives of certain identifiable intangible assets were adjusted in conjunction with the adoption of SFAS 142.

Intangible assets consist of trademarks, intellectual property, customer lists, acquired technology and the excess purchase price paid over identified intangible and tangible net assets of acquired companies (goodwill).

The following table sets forth the components of the intangible assets subject to amortization as of April 30, 2002 and October 31, 2001:

                                                          As of April 30, 2002                        As of October 31, 2001
                                                   -------------------------------------       -------------------------------------
                                                    Gross                                       Gross
                                   Range of        Carrying   Accumulated                      Carrying    Accumulated
                                  Useful Life       Amount    Amortization        Net           Amount     Amortization       Net
                                  -----------      --------   ------------      --------       --------    ------------     --------
Trademarks                        7-10 years       $ 13,922      $ (3,077)      $ 10,845       $ 13,922      $ (2,312)      $ 11,610
Customer lists and
  relationships                   5-10 years          9,081        (1,710)         7,371          9,081        (1,068)         8,013
Intellectual
  property                         2-6 years          8,527          (910)         7,617          8,527          (300)         8,227
Technology                           3 years          4,640        (1,063)         3,577          4,640          (348)         4,292
                                                   --------      --------       --------       --------      --------       --------
                                                   $ 36,170      $ (6,760)      $ 29,410       $ 36,170      $ (4,028)      $ 32,142
                                                   ========      ========       ========       ========      ========       ========

Amortization expense (including goodwill for 2001) for the three months ended April 30, 2002 and 2001 amounted to $1,260, and $3,179, respectively and for the six months ended April 30, 2002 and 2001 amounted to $2,732 and $5,470, respectively.

Estimated amortization expense for the fiscal years ending October 31, are as follows:

      2002                   $ 4,244
      2003                     3,826
      2004                     3,789
      2005                     3,553
      2006                     3,475
                             -------
      Total                  $18,887
                             =======

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued) (Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

The following table provides a reconciliation of net income for exclusion of goodwill amortization:

                                                                            Three months                       Six months
                                                                           ended April 30                    ended April 30
                                                                     --------------------------        ---------------------------
                                                                        2002            2001              2002             2001
                                                                     ----------      ----------        ----------       ----------
Income (loss) before cumulative effect of change
      in accounting principle                                        $    9,637      $  (11,467)       $   44,466       $    2,102
Cumulative effect of change in accounting
      principle, net of taxes                                                --              --                --           (5,337)
                                                                     ----------      ----------        ----------       ----------
Net income (loss) - as reported                                           9,637         (11,467)           44,466           (3,235)

Add: Goodwill amortization, net of taxes                                     --           1,193                --            2,131
                                                                     ----------      ----------        ----------       ----------
Net income (loss) - as adjusted                                      $    9,637      $  (10,274)       $   44,466       $   (1,104)
                                                                     ==========      ==========        ==========       ==========
Earnings (loss) per share:

Income (loss) before cumulative effect of change
      in accounting principle per share - basic                      $     0.26      $    (0.35)       $     1.21       $     0.06

Cumulative effect of change in accounting
      principle per share                                                    --              --                --            (0.16)

Add: Goodwill amortization, net of taxes                                     --            0.04                --             0.07
                                                                     ----------      ----------        ----------       ----------
Adjusted earnings (loss) per share - basic                           $     0.26      $    (0.31)       $     1.21       $    (0.03)
                                                                     ==========      ==========        ==========       ==========
Income (loss) before cumulative effect of change
      in accounting principle per share - diluted                    $     0.25      $    (0.35)       $     1.16       $     0.06

Cumulative effect of change in accounting
      principle per share                                                    --              --                --            (0.16)

Add: Goodwill amortization, net of taxes                                     --            0.04                --             0.07
                                                                     ----------      ----------        ----------       ----------
Adjusted earnings (loss) per share - diluted                         $     0.25      $    (0.31)       $     1.16       $    (0.03)
                                                                     ==========      ==========        ==========       ==========

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued) (Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

The effect on fiscal 2002 resulting from the change in accounting principle from the early adoption of SFAS 142 is as follows:

                                                             Three months ended  Six months ended
                                                                April 30, 2002    April 30, 2002
                                                                   ----------        ----------
         Net income - as reported                                  $    9,637        $   44,466

         Less: Additional Goodwill amortization,
         net of taxes                                                   1,239             2,478
                                                                   ----------        ----------
         Net income - as adjusted                                  $    8,398        $   41,988
                                                                   ==========        ==========
         Earnings per share:

         Reported earnings per share - basic                       $     0.26        $     1.21
         Add: Goodwill amortization, net of taxes                       (0.03)            (0.07)
                                                                   ----------        ----------
         Adjusted earnings per share - basic                       $     0.23        $     1.14
                                                                   ==========        ==========

         Reported earnings per share - diluted                     $     0.25        $     1.16
         Add: Goodwill amortization, net of taxes                       (0.03)            (0.06)
                                                                   ----------        ----------
         Adjusted earnings  per share - diluted                    $     0.22        $     1.10
                                                                   ==========        ==========

10.         Commitments and Contingencies

Since December 2001, thirteen purported class action lawsuits have been filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors. The actions were consolidated in one lawsuit, Gershon Bassman v. Take-Two Interactive Software, Inc., in April 2002. The consolidated complaint includes claims under Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under Section 10 (b), and generally alleges that defendants issued false and misleading public filings, press releases and other statements regarding the Company's financial condition during a class period commencing on February 24, 2001 through December 17, 2001 in a scheme to artificially inflate the value of the Company's common stock.

In June 2002, the Company entered into a definitive agreement with the plaintiffs to settle the consolidated class action lawsuits for $7,500 in cash. During the quarter ended April 30, 2002, the Company recorded $1,468 of class action settlement costs, which represents the settlement of $7,500 and related legal fees, net of $6,145 of insurance proceeds. The settlement amount is included in accounts payable at April 30, 2002. The insurance proceeds are included in prepaid expenses and other current assets at April 30, 2002. The settlement agreement is subject to final approval of the United States District Court.

The Securities and Exchange Commission has issued a formal order of investigation into, among other things, certain accounting matters relating to the Company's financial statements, periodic reporting and internal accounting control provisions of the federal securities laws.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued) (Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

The Company is involved in routine litigation arising in the ordinary course of its business. In the opinion of the Company's management, none of the pending routine litigation will have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

In April 2002, the Company acquired exclusive distribution rights to various software games in the United States and Canada. The agreement, which expires in October 2003, requires minimum guaranteed payments of $4,200, which are collateralized by a standby letter of credit.

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

Information about the Company's non-current assets in the United States and international areas as of April 30, 2002 and October 31, 2001 are presented below:


                                            April 30, 2002     October 31, 2001
                                            --------------     ----------------
         Total Non-current Assets:
             United States ................      $ 84,245           $ 81,243
             International ................
                  United Kingdom ..........        20,539             21,128
                  All other Europe ........        18,618             21,405
                  Other ...................         8,467              8,347
                                                 --------           --------
                                                 $131,869           $132,123
                                                 ========           ========

Information about the Company's net sales in the United States and international areas for the three and six months April 30, 2002 and 2001 are presented below (net sales are attributed to geographic areas based on product destination):

                                        Three months ended            Six months ended
                                             April 30                     April 30
                                   -------------------------      -------------------------
         Net Sales:                   2002          2001             2002          2001
                                   -----------   -----------      -----------   -----------
                United States ..   $   123,954   $    64,098      $   343,962   $   177,461
                Canada .........         5,456         2,247            9,522         8,872
         International
                United Kingdom .        18,226         6,046           33,817        23,496
                All other Europe        18,896        13,053           59,363        29,503
                Asia Pacific ...         3,406         2,574            5,894         6,137
                Other ..........           392           161              698           301
                                   -----------   -----------      -----------   -----------
                                   $   170,330   $    88,179      $   453,256   $   245,770
                                   ===========   ===========      ===========   ===========

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (concluded) (Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

Information about the Company's net sales by product platforms for the three and six months ended April 30, 2002 and 2001 are presented below:

                                       Three months ended             Six months ended
                                            April 30                      April 30
                                   -------------------------      -------------------------
         Platforms:                    2002          2001             2002          2001
                                   -----------   -----------      -----------   -----------
         Sony Playstation 2 ....   $   118,516   $    25,375      $   306,984   $    61,582
         Sony Playstation ......        10,774        19,651           38,649        50,231
         Microsoft Xbox ........        12,852            --           37,058            --
         PC ....................        11,858        20,307           24,990        50,773
         Nintendo GameBoy Color,
         GameBoy Advance and N64         2,657         2,959           11,367        18,846
         Nintendo GameCube .....         2,093            --            6,494            --
         Sega Dreamcast ........           412         1,337            1,376         9,238
         Accessories ...........         4,690         5,195           12,366        25,061
         Hardware ..............         6,478        13,355           13,972        30,039
                                   -----------   -----------      -----------   -----------
                                   $   170,330   $    88,179      $   453,256   $   245,770
                                   ===========   ===========      ===========   ===========

12.  Subsequent Event

In May 2002, the Company acquired all right, title and interest to the Max Payne product franchise, including all of the intellectual property rights associated with the brand, and a perpetual, royalty-free license to use the Max Payne game engine and related technology. The purchase price consisted of $10,000 in cash and 969,932 shares of restricted common stock. Based on an independent third-party valuation, the fair value of the shares is $18,543. In addition, the Company is contingently liable to make aggregate payments of up to $8,000 in cash upon the timely delivery of the final PC version of Max Payne 2 and the achievement of certain sales targets for such product. Any contingent payments will be recorded as an increase to the recorded intangible asset upon resolution of the contingency. The Company is in the process of obtaining an independent third-party valuation in support of its purchase price allocation for the assets acquired.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

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

Returns and Reserves

The Company's arrangements with customers for published titles generally require it to accept returns and provide price protection. The Company establishes a reserve for future returns of published titles and price protection based primarily on historical return rates, return policies and price protection policies, and recognizes revenues net of allowances for returns and price protection. The Company's distribution arrangements with customers generally do not give them the right to return titles or to cancel firm orders. However, the Company sometimes accepts returns for stock balancing and negotiates accommodations to customers, which includes price discounts, credits and returns, when demand for specific titles fall below expectations. The historical product return rate for the Company's distribution business has been substantially less than for its publishing business. If future returns significantly exceed established reserves, the Company's operating results would be adversely affected.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

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

Prepaid royalties were written down by $2,428 and $3,168 for the three and six months ended April 30, 2002, respectively, to estimated net realizable value. Prepaid royalties were written down by $75 for the three and six months ended April 30, 2001, to estimated net realizable value. Amortization of prepaid royalties amounted to $8,307 and $2,649, which was included in total royalty expense of $19,053 and $2,905, respectively, for the three months ended April 30, 2002 and 2001. Amortization of prepaid royalties amounted to $23,545 and $8,669, which was included in total royalty expense of $38,481 and $9,305, respectively, for the six months ended April 30, 2002 and 2001.

Capitalized Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Capitalized software development costs primarily represent the costs associated with the internal development of the Company's publishing products. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. The Company continually evaluates the recoverability of capitalized software costs. For the three and six months ended April 30, 2002, capitalized software costs of $19 were written down to net realizable value. For the three and six months ended April 30, 2001, capitalized software costs of $389 were written off as cost of sales as part of the impairment charge as described in Note 3 to the Unaudited Consolidated Condensed Financial Statements. Amortization of capitalized software costs amounted to $919 and $1,049 for the three months ended April 30, 2002 and 2001, respectively, and $3,874 and $1,941 for the six months ended April 30, 2002 and 2001, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations, and sets forth net sales by territory, platform and principal products:

                                                                             Three months ended            Six months ended
                                                                                  April 30                      April 30
Operating data:                                                          --------------------------     --------------------------
                                                                             2002           2001            2002           2001
                                                                         -----------    -----------     -----------    -----------
Net sales                                                                      100.0%         100.0%          100.0%         100.0%
Cost of sales (1)                                                               62.6           65.1            63.1           65.8
Selling and marketing (2)                                                       12.0           13.1             9.4            9.8
General and administrative                                                      11.1           10.3             8.4            8.0
Research and development                                                         2.3            1.8             1.3            1.2
Depreciation and amortization                                                    1.5            4.0             1.1            2.4
Interest expense, net                                                             --            2.7             0.2            2.2
(Gain ) loss on Internet securities                                               --           23.5              --            8.4
Provision (benefit) for income taxes                                             3.9           (7.6)            6.4            1.3
Net income (loss)                                                                5.7          (13.0)            9.8           (1.3)

Net Sales by Territory:
     North America                                                              76.0%          75.2%           78.0%          75.8%
     International                                                              24.0           24.8            22.0           24.2

Platform Mix (publishing):
     Console                                                                    93.7%          62.7%           94.5%          58.6%
     PC                                                                          5.0           33.9             4.0           34.0
     Accessories and Hand-held                                                   1.3            3.4             1.5            7.4

Principal Product Sales:
     Grand Theft Auto 3, PS2 (released October 2001)                            35.5%            --%           39.2%            --%
     State of Emergency (released February 2002)                                22.0             --             8.3             --
     Max Payne, PS2 (released December 2001)                                     8.0             --            10.2             --
     Max Payne, Xbox (released December 2001)                                    4.9             --             4.6             --
     Ten largest titles                                                         75.0           38.8            66.5           25.3

(1) Includes impairment charge on Internet assets of 4.3% and 1.5% of sales for the three and six months ended April 30, 2001, respectively.

(2) Includes impairment charge on Internet assets of 0.5% and 0.2% of sales for the three and six months ended April 30, 2001, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

Three Months Ended April 30, 2002 and 2001

Net Sales. Net sales increased by $82,151 or 93.2%, to $170,330 for the three months ended April 30, 2002 from $88,179 for the three months ended April 30, 2001. The increase was primarily attributable to growth in publishing operations.

Publishing revenues increased by $85,674, or 178.1%, to $133,790 for the three months ended April 30, 2002 from $48,116 for the three months ended April 30, 2001. The increase was primarily attributable to the continued strong sales of Grand Theft Auto 3 and Max Payne and the release of State of Emergency. For the three months ended April 30, 2002 and 2001, publishing activities accounted for approximately 78.5% and 54.6% of net sales, respectively.

For the current period, products designed for PC platforms accounted for approximately 5.0% of publishing revenues as compared to 33.9% for the prior comparable period. The decrease is a result of fewer PC titles released during the current quarter. Products designed for video game console platforms accounted for 93.7% of publishing revenues as compared to 62.7% for the prior comparable period. The increase was primarily attributable to the release of State of Emergency for PlayStation 2, and continued sales of Grand Theft Auto 3 for PlayStation 2 and Max Payne for PlayStation 2 and Xbox.

Distribution revenues decreased by $3,523 or 8.8%, to $36,540 for the three months ended April 30, 2002 from $40,063 for the three months ended April 30, 2001. The decrease was primarily attributable to lower hardware sales. For the three months ended April 30, 2002 and 2001, distribution activities accounted for approximately 21.5% and 45.4% of net sales, respectively.

International operations accounted for approximately $40,921 or 24.0% of net sales for the three months ended April 30, 2002 compared to $21,834 or 24.8% for the three months ended April 30, 2001. The increase in absolute dollars was primarily attributable to expanded publishing operations in Europe.

Cost of Sales. Cost of sales increased by $49,279, or 85.9%, to $106,675 for the three months ended April 30, 2002 from $57,396 for the three months ended April 30, 2001. The 2001 quarter included a non-cash impairment charge of $3,786 relating to a reduction in the value of certain Internet assets, including software technologies and products developed by Neo. Excluding this charge, cost of sales as a percentage of net sales increased to 62.6% for the three months ended April 30, 2002 from 60.8% for the prior comparable period. The increase in cost of sales as a percentage of net sales was due partially to the change in publishing product mix to lower margin console titles as compared to higher margin PC titles in the prior compatible period. In addition, royalty expense increased during the current period due principally to sales of State of Emergency and incremental write downs of prepaid royalties of $2,353. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and Marketing. Selling and marketing expenses increased by $8,945, or 77.3%, to $20,522 for the three months ended April 30, 2002 from $11,577 for the three months ended April 30, 2001. The increase was attributable to increased television and other advertising expenses relating to Max Payne and Grand Theft Auto 3 during the 2002 quarter. The 2001 quarter includes a non-cash impairment charge of $401 relating to online sales promotions for the Company's products to be delivered by Neo to Gameplay. Excluding the 2001 charge, selling and marketing expenses as a percentage of net sales for the three months ended April 30, 2002 decreased to 12.0% from 12.6% for the three months ended April 30, 2001.

General and Administrative. General and administrative expenses increased by $9,817, or 107.8%, to $18,924 for the three months ended April 30, 2002 from $9,107 for the three months ended April 30, 2001. General and administrative expenses as a percentage of net sales increased to 11.1% from 10.3% from the prior period. The increase in absolute dollars was attributable to increased personnel expenses necessary to support the Company's operations and legal and professional fees incurred in connection with legal proceedings and regulatory matters.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

Research and Development. Research and development costs increased by $2,336, or 145.9%, to $3,937 for the three months ended April 30, 2002 from $1,601 for the three months ended April 30, 2001. Research and development costs as a percentage of net sales increased to 2.3% for the three months ended April 30, 2002 from 1.8% for the three months ended April 30, 2001. The increase was attributable to bonus compensation and increased staffing levels.

Depreciation and Amortization. Depreciation and amortization expense decreased $1,021, or 28.9%, to $2,517 for the three months ended April 30, 2002 from $3,538 from the prior comparable period due to the Company's adoption of SFAS
142. The decrease was partially offset by increased costs related to the company-wide implementation of a new accounting software system.

Income from Operations. Income from operations increased by $12,795, or 258.0%, to $17,755 for the three months ended April 30, 2002 from $4,960 for the three months ended April 30, 2001, due to the changes referred to above.

Interest Expense, net. Interest expense decreased by $2,302, or 97.7%, to $53 for the three months ended April 30, 2002 from $2,355 for the three months ended April 30, 2001. The decrease was attributable to the absence of borrowings from the Company's credit facilities during the 2002 quarter.

(Gain) Loss on Internet Investments . For the three months ended April 30, 2002, the Company recognized a gain of $32 from the sale of marketable securities. During the three months ended April 30, 2001, the Company incurred a non-recurring non-cash impairment charges of $20,754 relating primarily to its investments in Gameplay and eUniverse to reflect other than temporary declines in the value of these investments.

Class Action Settlement Costs. During the three months ended April 30, 2002, the Company recorded $1,468 of class action settlement costs, which represents a settlement of $7,500 and related legal fees, net of $6,145 of insurance proceeds.

Provision (Benefit) for Income Taxes. Income tax expense of $6,629 for the three months ended April 30, 2002 compared to a benefit of $6,682 for the three months ended April 30, 2001. The increase in absolute dollars resulted primarily from attainment of pre-tax income for the three months ended April 30, 2002 as compared to a pre-tax loss for the comparable 2001 quarter. The effective tax rate was 40.8% for the three months ended April 30, 2002, while the tax rate for the 2001 quarter was 36.8%. The effective tax rate differs from the statutory rate as a result of non deductible expenses and the mix of foreign taxes as applied to the applicable income or loss.

Net Income. For the three months ended April 30, 2002, the Company achieved net income of $9,637, as compared to net loss of $11,467 for the three months ended April 30, 2001.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

Six Months Ended April 30, 2002 and 2001

Net Sales. Net sales increased by $207,486, or 84.4%, to $453,256 for the six months ended April 30, 2002 from $245,770 for the six months ended April 30, 2001. The increase was primarily attributable to growth in publishing operations. Included in net sales for the six months ended April 30, 2001 was $27,230 attributable to the adoption of SAB 101.

Publishing revenues increased by $199,841, or 158.7%, to $325,746 for the six months ended April 30, 2002 from $125,905 for the six months ended April 30, 2001. The increase was primarily attributable to the continued strong sales of Grand Theft Auto 3 and the release of Max Payne and State of Emergency. For the six months ended April 30, 2002 and 2001, publishing activities accounted for approximately 71.9% and 51.2% of net sales, respectively. The 2001 period included $20,632 attributable to the adoption of SAB 101.

For the current period, products designed for PC platforms accounted for approximately 4.0% of publishing revenues as compared to 34.0% for the prior comparable period. The decrease is a result of fewer PC titles released during the current period. Products designed for video game console platforms accounted for 94.5% of publishing revenues as compared to 58.6% for the prior comparable period. The increase was primarily attributable to the release of State of Emergency for PlayStation 2, and Max Payne for PlayStation 2 and Xbox and continued sales of Grand Theft Auto 3 for PlayStation 2.

Distribution revenues increased by $7,645 or 6.4% to $127,510 for the six months ended April 30, 2002 from $119,865 for the six months ended April 30, 2001. The increase was primarily attributable to the commercial introduction of Xbox and GameCube and the continued rollout of PlayStation 2. For the six months ended April 30, 2002 and 2001, distribution activities accounted for approximately 28.1% and 48.8% of net sales, respectively. The 2001 period included $6,598 attributable to the adoption of SAB 101.

International operations accounted for approximately $99,772 or 22.0% of net sales for the six months ended April 30, 2002 compared to $59,437 or 24.2% for the six months ended April 30, 2001. The increase was primarily attributable to expanded publishing operations in Europe, including the release of Max Payne and State of Emergency on PlayStation 2 and continued sales of Grand Theft Auto 3 for PlayStation 2. The Company expects that international sales will continue to account for a significant portion of its revenue.

Cost of Sales. Cost of sales increased by $124,484, or 77.0%, to $286,140 for the six months ended April 30, 2002 from $161,656 for the six months ended April 30, 2001. The 2001 period includes a non-cash impairment charge of $3,786 relating to a reduction in the value of certain Internet assets. Excluding this charge, cost of sales as a percentage of net sales decreased to 63.1% for the six months ended April 30, 2002 from 64.3% for the prior comparable period. The decrease in cost of sales as a percentage of net sales was due to a higher percentage of publishing revenues derived principally from sales of internally owned and developed Grand Theft Auto 3. This decrease was partially offset by higher royalty expense during the current period due primarily to sales of State of Emergency and incremental write downs of prepaid royalties of $3,093. Additionally, this decrease in cost of sales as a percentage of net sales was partially offset by the change in publishing product mix to lower margin console titles as compared to higher margin PC titles in the prior comparable period. Cost of sales in 2001 included $18,335 related to the adoption of SAB 101. In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

Selling and Marketing. Selling and marketing expenses increased by $18,388, or 76.2%, to $42,517 for the six months ended April 30, 2002 from $24,129 for the six months ended April 30, 2001. The increase was attributable to increased television and other advertising expenses relating to Max Payne and Grand Theft Auto 3 during the period, partly offset by the 2001 non-cash impairment charge of $401 relating to online sales promotions for the Company's products to be delivered by Neo to Gameplay. Selling and marketing expenses as a percentage of net sales declined to 9.4% for the six months ended April 30, 2002 from 9.8% in the similar period of 2001.

General and Administrative. General and administrative expenses increased by $18,303, or 93.3%, to $37,921 for the six months ended April 30, 2002 from $19,618 for the six months ended April 30, 2001. General and administrative expenses as a percentage of net sales remained constant from the prior period. The increase in absolute dollars was attributable to increased personnel expenses necessary to support the Company's operations and legal and professional fees incurred in connection with legal proceedings and regulatory matters.

Research and Development. Research and development costs increased by $2,890, or 96.3% to $5,891 for the six months ended April 30, 2002 from $3,001 for the six months April 30, 2001. Research and development costs as a percentage of net sales remained relatively constant for the six months ended April 30, 2002 and 2001.

Depreciation and Amortization. Depreciation and amortization expense of $4,788 for the six months ended April 30, 2002 decreased $1,172, or 19.7%, from the prior comparable period, due to the Company's adoption of SFAS 142 partly offset by increased costs related to the company-wide implementation of a new accounting software system.

Income from Operations. Income from operations increased by $44,593, or 142.0%, to $75,999 for the six months ended April 30, 2002 from $31,406 for the six months ended April 30, 2001, due to the changes referred to above.

Interest Expense, net. Interest expense decreased by $4,258, or 80.6%, to $1,027 for the six months ended April 30, 2002 from $5,285 for the six months ended April 30, 2001. The decrease was attributable to substantially lower levels of borrowing from the Company's credit facilities.

(Gain) Loss on Internet Investments. For the six months ended April 30, 2002, the Company recognized a gain of $159 from the sale marketable of securities. During the six months ended April 30, 2001, the Company incurred a non-recurring non-cash impairment charges of $20,754 relating primarily to its investments in Gameplay and eUniverse to reflect other than temporary declines in the value of these investments.

Class Action Settlement Costs. During the three months ended April 30, 2002, the Company recorded $1,468 of class action settlement costs, which represents a settlement of $7,500 and related legal fees, net of $6,145 of insurance proceeds.

Provision (Benefit) for Income Taxes. Income tax expense increased by $25,932, to $29,197 for the six months ended April 30, 2002 from $3,265 for the six months ended April 30, 2001. The increase was primarily attributable to increased taxable income. The decrease in the effective rate to 39.6% for the six months ended April 30, 2002 as compared to 60.8% for the six months ended April 30, 2001 is the result of state and foreign tax rate differentials and a decrease in non-deductible items, such as goodwill as applied to higher levels of pretax income.

Cumulative Effect of Change in Accounting Principle. In connection with the adoption of SAB 101, the Company recognized a cumulative effect of $5,337 net of taxes of $3,558 in 2001.

Net Income. For the six months ended April 30, 2002, the Company achieved net income of $44,466, as compared to net loss of $3,235 for the six months ended April 30, 2001.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

Liquidity and Capital Resources

The Company's primary cash requirements have been and will continue to be to fund developing, manufacturing, publishing and distributing its products. The Company has historically satisfied its working capital requirements primarily through cash flow from operations, the issuance of debt and equity securities and bank borrowings. At April 30, 2002, the Company had working capital of $145,811 as compared to working capital of $88,229 at October 31, 2001.

The Company's cash and cash equivalents increased $63,561 to $69,617 at April 30, 2002, from $6,056 at October 31, 2001. The increase is primarily attributable to $108,397 of cash provided by operating activities, partly offset by $946 used in investing activities and by $47,184 used in financing activities.

Cash provided by operating activities for the six months ended April 30, 2002 was $108,397 compared to $23,322 for the six months ended April 30, 2001 reflecting increased net income and working capital.

Net cash used in investing activities for the six months ended April 30, 2002 was $946 as compared to net cash used in investing activities of $7,077 for the six months ended April 30, 2001. The decrease is primarily attributable to the sale of securities coupled with no acquisition activity in 2002, partially offset by increased expenditures for fixed assets.

Net cash used in financing activities for the six months ended April 30, 2002 was $47,184, as compared to net cash used in financing activities of $13,800 for the six months ended April 30, 2001. The increase in net cash used in financing activities was primarily attributable to the increased repayment of indebtedness.

In December 1999, the Company entered into a credit agreement, as amended, with a group of lenders led by Bank of America, N.A., as agent. The agreement was amended in February 2002 to provide for borrowings of up to $50,000 through the remaining term of the agreement. Generally, advances under the line of credit are based on a borrowing formula equal to the lesser of (1) the borrowing limit or (2) 70% of eligible accounts receivable, plus 25% of eligible inventory. Interest accrues on such advances at the bank's prime rate plus 1.25%, or at LIBOR plus 3.25%. Borrowings under the line of credit are collateralized by the Company's accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company's domestic subsidiaries. The loan agreement contains certain financial and other covenants. As of April 30, 2002, the Company is in compliance with such covenants. The loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The line of credit expires on December 7, 2002. The Company had no outstanding borrowings under the revolving line of credit as of April 30, 2002.

In February 2001, the Company's United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002, with Lloyds TSB Bank plc ("Lloyds") under which Lloyds agreed to make available borrowings of up to $19,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank's base rate, and are guaranteed by the Company. The facility expires on March 31, 2004. The Company had no outstanding borrowings under this facility as of April 30, 2002.

s
TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

For the six months ended April 30, 2002, the Company received proceeds of $7,396 relating to exercise of stock options and warrants.

In connection with the Company's acquisition of the publishing rights to the franchise of Duke Nukem' PC and video games in December 2000, the Company is contingently obligated to pay $6,000 in cash upon delivery of the final PC version of Duke Nukem' Forever. In addition, in connection with the Company's acquisition of the Max Payne product franchise, the Company is contingently liable to make aggregate payments of up to $8,000 in cash upon the timely delivery of the final PC version of Max Payne 2 and the achievement of certain sales targets for such product. The payables will be recorded when the contingencies are resolved.

The Company's accounts receivable, less an allowance for doubtful accounts, returns and price protection and other discounts at April 30, 2002 was $65,095. Of such receivables, approximately 10.7% was due from one customer. Most of the Company's receivables are covered by insurance in the event of a customer's bankruptcy or insolvency and generally the Company has been able to collect its receivables in the ordinary course of business. The Company does not hold any collateral to secure payment from customers. As a result, the Company is subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect its accounts receivable as they become due and such accounts are not covered by insurance, the Company could be required to increase its allowance for doubtful accounts, which could adversely affect its liquidity and working capital position. The Company had accounts receivable days outstanding of 34 days at April 30, 2002, as compared to 96 days at April 30, 2001. The 2002 period was favorably impacted by the launch of State of Emergency in the first month of the quarter, which provided the time to collect such receivables by April 30, 2002.

The Company's offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from January 2003 to October 2011. Additionally, the Company has leased certain furniture equipment and automobiles under non-cancelable leases expiring through July 2005. In April 2002, the Company acquired exclusive distribution rights to various software games in the United States and Canada. The agreement, which expires in October 2003, requires minimum guaranteed payments of $4,200, which are collateralized by a standby letter of credit.

The Company has no material commitments for capital expenditures. The Company may incur significant legal, accounting and other professional fees and expenses in connection with pending regulatory matters.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of the Company's net sales. For the three months ended April 30, 2002, and 2001, sales in international markets accounted for approximately 24.0% and 24.8%, respectively, of the Company's net sales. For the six months ended April 30, 2002 and 2001, sales in international markets accounted for approximately 22.0% and 24.2%, respectively, of the Company's net sales. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results.

Recently Issued Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, which is a codification of EITF 00-14, 00-22 and 00-25. This EITF presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. The Company has early adopted EITF 01-09 effective November 1, 2001. The adoption of the new standard did not have a material impact on the consolidated condensed financial statements. The prior period has been reclassified in accordance with this statement.

Effective November 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment. Upon completion of the transitional impairment test, the fair value for each of the Company's reporting units exceeded the reporting unit's carry amount and no impairment was indicated.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the expected impact of the adoption of SFAS 143 on the Company's financial condition, cash flows and results of operations. The Company will adopt the standard in the first quarter of fiscal 2003.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 21, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the expected impact of the adoption of SFAS 144 on the Company's financial condition and results of operations. The Company will adopt the standard in the first quarter of fiscal 2003.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. In addition, SFAS No. 145 requires sales-lease back treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for the Company would be November 1, 2002. Earlier application is encouraged. Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item would be reclassified to other income (expense). The remainder of the statement is generally effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on the Company's financial condition, cash flows and results of operations.

Cautionary Statement and Risk Factors

Safe Harbor Statement under the Securities Litigation Reform Act of 1995: The Company makes statements in this report that are considered forward-looking statements under federal securities laws. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to them. The words "expect," "anticipate," "believe," "may," "estimate," "intend" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions including, but not limited to, the following:

The market for interactive entertainment software titles is characterized by short product life cycles. The interactive entertainment software market is characterized by short product life cycles and frequent introduction of new products. New products may not achieve significant market acceptance or achieve sufficient sales to permit the Company to recover development, manufacturing and associated costs. Historically, few interactive entertainment software products have achieved sustained market acceptance. Even the most successful titles remain popular for only limited periods of time, often less than six months. Because revenues associated with the initial shipments of a new product generally constitute a high percentage of the total revenues associated with the life of a product, any delay in the introduction of one or more new products could harm the Company's operating results. The failure of one or more of the Company's products to achieve market acceptance could result in losses.

A significant portion of the Company's revenues is derived from a limited number of titles. The Company's ten best selling titles accounted for approximately 75.0% and 66.5% of revenues for the three and six months ended April 30, 2002, respectively, and 31.3% of revenues for the year ended October 31, 2001. Future titles may not be commercially viable. The Company also may not be able to release new titles within scheduled release times or at all. If the Company fails to continue to develop and sell new, commercially successful titles, revenues and profits may decrease substantially and the Company may incur losses.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

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

The Company's business is dependent on licensing and publishing arrangements with third parties. The Company's success depends on its ability to identify and develop new titles on a timely basis. The Company has entered into agreements with third parties to acquire the rights to publish and distribute interactive entertainment

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

software. These agreements typically require the Company to make advance payments, pay royalties and satisfy other conditions. The Company's advance payments may not be sufficient to permit developers to develop new software successfully. In addition, software development costs, promotion and marketing expenses and royalties payable to software developers have increased significantly in recent years and reduce the potential profits derived from sales of the Company's software. Future sales of titles may not be sufficient to recover advances to software developers, and the Company may not have adequate financial and other resources to satisfy its contractual commitments. If the Company fails to satisfy its obligations under these license agreements, the agreements may be terminated or modified in ways that may be burdensome.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

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

TAKE-TWO INTERACTIVESOFTWARE, INC. and SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

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

TAKE-TWO INTERACTIVESOFTWARE, INC. and SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)
(Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

A limited number of customers may account for a significant portion of the Company's sales. Sales to the Company's five largest customers accounted for approximately 20.9% of revenues for the year ended October 31, 2001 and 32.6% of revenues for the six months ended April 30, 2002. Customers may terminate their relationship with the Company at any time. The loss of relationships with principal customers or a decline in sales to principal customers could harm the Company's operating results. Bankruptcies or consolidations of certain large retail customers could also hurt the Company's business.

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

The Company is subject to risks and uncertainties of international trade. Sales in international markets, primarily in the United Kingdom and other countries in Europe and the Pacific Rim, have accounted for a significant portion of revenues. Sales in international markets accounted for approximately 24.0% and 22.0%, of the Company's revenues for the three and six months ended April 30, 2002, respectively. The Company is subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on the Company's operating results. International sales are made in local currencies. For the six months ended April 30, 2002, the Company's foreign currency translation adjustment gain was $96. The Company purchases currency forward contracts to a limited extent to seek to minimize the Company's exposure to fluctuations in foreign currency exchange rates.

TAKE-TWO INTERACTIVE SOFTWARE INDUSTRIES, INC. and SUBSIDIARIES
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          (Dollars in thousands, unless otherwise noted)
--------------------------------------------------------------------------------

The Company is subject to market risks in the ordinary course of its business, primarily risks associated with interest rate and foreign currency fluctuations and possible impairment of the carrying values of the Company's investments.

Historically, fluctuations in interest rates have not had a significant impact on the Company's operating results. At April 30, 2002, the Company had no outstanding variable rate indebtedness.

The Company transacts business in foreign currencies and is exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter. Translation adjustments are included as a separate component of stockholders' equity. For the six months ended April 30, 2002, the Company's foreign currency translation adjustment gain was $96. A hypothetical 10% change in applicable currency exchange rates at April 30, 2002 would result in a material translation adjustment. The Company purchases currency forward contracts from time to time to seek to minimize the Company's exposure to fluctuations in foreign currency exchange rates.

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

At April 30, 2002, the Company held 6,869,407 shares of common stock of Gameplay.com plc with a fair value of approximately $98 and was recorded as a non-current asset. The Company recorded an unrealized gain of $14, net of taxes of $9 as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. For the three and six months ended April 30, 2001, the Company recorded a loss of $18,448 to reflect the other than temporary impairment of its investments relating to Gameplay.

At April 30, 2002, the Company held 98,033 shares of eUniverse Inc. with a fair value of approximately $500, all of which was recorded as current assets. The Company recorded an unrealized gain of $149, net of taxes of $92, as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. For the three and six months ended April 30, 2001, the Company recorded a loss of approximately $2,000 to reflect the other than temporary impairment of its investment in eUniverse.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Since December 2001, thirteen purported class action lawsuits have been filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors. The actions were consolidated in one lawsuit, Gershon Bassman v. Take-Two Interactive Software, Inc., in April 2002. The consolidated complaint includes claims under Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under Section 10 (b), and generally alleges that defendants issued false and misleading public filings, press releases and other statements regarding the Company's financial condition during a class period commencing on February 24, 2001 through December 17, 2001 in a scheme to artificially inflate the value of the Company's common stock.

In June 2002, the Company entered into a definitive agreement with the plaintiffs to settle the consolidated class action lawsuits for $7,500,000 in cash. During the quarter ended April 30, 2002, the Company recorded $1,468,000 of class action settlement costs which, represents the settlement of $7,500,000 and related legal fees, net of $6,145,000 of insurance proceeds. The settlement agreement is subject to final approval of the United States District Court.

The Securities and Exchange Commission has issued a formal order of investigation into, among other things, certain accounting matters relating to the Company's financial statements, periodic reporting and internal accounting control provisions of the federal securities laws.

The Company is involved in routine litigation in the ordinary course of business which in management's opinion will not have a material adverse effect on the Company's financial condition, cash flows or results of operations.

Item 2.  Changes in Securities

From February 1, 2002 to April 30, 2002, 367,000 options from the 1997 Stock Option Plan and 804,000 non-plan options were granted at exercise prices ranging from $15.25 to $25.31.

In February 2002, the Company issued 20,000 shares of restricted common stock to a former employee of the Company as compensation.

In February 2002, the Company issued 5,000 shares of restricted common stock to three individuals in connection with the settlement of a lawsuit.

In connection with the above securities issuances, the Company relied on Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10.1 Development and Publishing Agreement dated February 10, 2000 by and between the Company and VIS Interactive plc.

(b)  Reports on Form 8-K:

     None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Take-Two Interactive Software, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of June 2002.


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