Form 10-Q
period 2002-07-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2002-09-16
CIK 946581

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

Commission file number 0–29230

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0350842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

622 Broadway, New York, New York 10012
(Address of principal executive offices including zip code)

Registrant's Telephone Number, Including Area Code (646) 536–2842

575 Broadway, New York, New York 10012
(Former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  No

As of September 9, 2002, there were 39,344,265 shares of the registrant’s common stock outstanding.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
QUARTER ENDED JULY 31, 2002

PART 1.     FINANCIAL INFORMATION
Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of July 31, 2002 and October 31, 2001 (unaudited)
(In thousands, except share data)

	July 31, 2002	October 31, 2001

ASSETS
Current assets
Cash and cash equivalents	$73,898	$6,056
Accounts receivable, net of provision for doubtful accounts and sales allowances of $26,595 and $26,106 at July 31, 2002 and October 31, 2001, respectively	64,759	94,950
Inventories, net	49,591	61,937
Prepaid royalties	18,100	21,892
Prepaid expenses and other current assets	21,195	17,925
Investments	448	6,241
Deferred tax asset	17,790	13,873

Total current assets	245,781	222,874

Fixed assets, net	15,091	11,033
Prepaid royalties	12,962	11,097
Capitalized software development costs, net	9,994	9,739
Investments	62	75
Goodwill, net	56,033	56,033
Intangibles, net	58,594	34,337
Deferred tax asset	7,892	7,892
Other assets, net	—	1,917

Total assets	$406,409	$354,997

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$47,976	$60,223
Accrued expenses and other current liabilities	37,005	20,250
Income taxes payable	11,268	—
Lines of credit, current portion	—	54,073
Current portion of capital lease obligation	92	99

Total current liabilities	96,341	134,645

Capital lease obligation, net of current portion	229	291

Total liabilities	96,570	134,936

Stockholders’ equity
Common stock, par value $.01 per share; 50,000,000 shares authorized; 39,019,760 and 36,640,972 shares issued and outstanding	390	366
Additional paid-in capital	251,346	213,908
Deferred compensation	(455)	—
Retained earnings	65,471	16,239
Accumulated other comprehensive loss	(6,913)	(10,452)

Total Stockholders’ Equity	309,839	220,061

Total Liabilities and Stockholders’ Equity	$406,409	$354,997

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three and nine months ended July 31, 2002 and 2001 (unaudited)
(In thousands, except per share data)

	Three months ended July 31		Nine months ended July 31

	2002	2001	2002	2001

Net sales	$122,461	$81,327	$575,717	$327,097

Cost of sales
Product costs (includes impairment charge on Internet gaming assets of $3,397 in nine months 2001 period)	62,209	44,568	302,807	194,514
Royalties	12,245	4,181	53,894	13,561
Capitalized software development costs (includes impairment charge on Internet gaming assets of $389 in nine months 2001 period)	2,125	863	6,018	3,193

Total cost of sales	76,579	49,612	362,719	211,268

Gross profit	45,882	31,715	212,998	115,829

Operating expenses
Selling and marketing (includes impairment charge on Internet gaming assets of $401 in nine months 2001 period)	15,912	12,057	58,429	36,186
General and administrative	17,390	11,297	55,311	30,915
Research and development	1,812	1,984	7,703	4,985
Depreciation and amortization	2,899	3,270	7,687	9,230

Total operating expenses	38,013	28,608	129,130	81,316

Income from operations	7,869	3,107	83,868	34,513

Interest (income) expense, net	(299)	1,964	728	7,249
Gain on sale of subsidiary	—	(651)	—	(651)
(Gain) loss on Internet investments	—	—	(159)	20,754
Class action settlement costs	—	—	1,468	—

Total non-operating (income) expenses	(299)	1,313	2,037	27,352

Income before income taxes, extraordinary loss and cumulative effect of change in accounting principle	8,168	1,794	81,831	7,161

Provision for income taxes	3,402	511	32,599	3,776

Income before extraordinary loss and cumulative effect of change in accounting principle	4,766	1,283	49,232	3,385
Extraordinary loss on early extinguishment of debt, net of taxes of $1,217	—	1,948	—	1,948
Cumulative effect of change in accounting principle, net of taxes of $3,558		—	—	5,337

Net income (loss)	$4,766	$(665)	$49,232	$(3,900)

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations (continued)
For the three and nine months ended July 31, 2002 and 2001 (unaudited)
(In thousands, except per share data)

	Three months ended July 31		Nine months ended July 31

	2002	2001	2002	2001

Per share data:
Basic:
Weighted average common shares outstanding	38,705	34,293	37,500	33,098

Income before extraordinary loss and cumulative effect of change in accounting principle per share	$0.12	$0.04	$1.31	$0.10
Extraordinary loss per share	—	(0.06)	—	(0.06)
Cumulative effect of change in accounting principle per share	—	—	—	(0.16)

Net income (loss) per share – Basic	$0.12	$(0.02)	$1.31	$(0.12)

Diluted:
Weighted average common shares outstanding	40,231	35,769	38,947	34,285

Income before extraordinary loss and cumulative effect of change in accounting principle per share	$0.12	$0.03	$1.26	$0.09
Extraordinary loss per share	—	(0.05)	—	(0.05)
Cumulative effect of change in accounting principle per share	—	—	—	(0.16)

Net income (loss) per share – Diluted	$0.12	$(0.02)	$1.26	$(0.12)

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the nine months ended July 31, 2002 and 2001 (unaudited)
(In thousands)

	Nine months ended July 31

	2002	2001

Cash flows from operating activities:
Net income (loss)	$49,232	$(3,900)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,687	9,230
Loss on disposal of fixed assets	122	172
Gain on sale of subsidiary	—	(651)
(Gain) loss on Internet investments	(159)	20,754
Impairment charge on Internet assets	—	4,187
Extraordinary loss on early extinguishment of debt, net of taxes	—	1,948
Change in deferred tax asset	(3,917)	(7,679)
Provision for doubtful accounts and sales allowances	489	4,120
Amortization of various expenses and discounts	3,453	983
Tax benefit from exercise of stock options	4,365	5,783
Issuance of compensatory stock and stock options	2,299	—
Foreign currency transaction loss	148	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	33,175	39,097
Decrease in inventories, net	11,838	2,674
Decrease (increase) in prepaid royalties	2,223	(13,424)
Increase in prepaid expenses and other current assets	(3,526)	(4,593)
Decrease (increase) in capitalized software development costs	324	(1,302)
Increase in other assets	—	(4,326)
Decrease in accounts payable	(10,914)	(23,437)
Increase (decrease) in accrued expenses	9,108	(5,388)
Increase in income taxes payable	12,871	—

Net cash provided by operating activities	118,818	24,248

Cash flows from investing activities:
Purchase of fixed assets	(8,853)	(5,076)
Proceeds from sale of investments	5,888	—
Acquisition of intangible assets	(10,106)	—
Acquisitions, net of cash acquired	—	(4,069)

Net cash used in investing activities	(13,071)	(9,145)

Cash flows from financing activities:
Proceeds from private placement	—	20,842
Net repayments under lines of credit	(54,118)	(28,848)
Repayment of loan payable	—	(15,000)
Deferred financing costs	(463)	—
Proceeds from exercise of stock options and warrants	11,346	19,942
Repayment of capital lease obligation	(69)	(49)

Net cash used in financing activities	(43,304)	(3,113)

Effect of foreign exchange rates	5,399	(1,889)

Net increase in cash for the period	67,842	10,101

Cash and cash equivalents, beginning of the period	6,056	5,245

Cash and cash equivalents, end of the period	$73,898	$15,346

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (continued)
For the nine months ended July 31, 2002 and 2001 (unaudited)
(In thousands)

	Nine months ended July 31

	2002	2001

Supplemental information on intangibles and businesses acquired:
Fair value of assets acquired
Cash	$—	$332
Accounts receivables, net	—	9,973
Inventories, net	—	4,213
Prepaid royalties	—	(707)
Prepaid expenses and other assets	—	94
Property and equipment, net	—	769
Intangible asset	28,649	10,381
Goodwill	—	40,288
Less, liabilities assumed
Lines of credit	—	(13,330)
Accounts payable	—	(13,115)
Accrued expenses	—	(3,078)
Other current liabilities	—	—
Stock issued	(18,543)	(13,952)
Value of asset recorded	—	(17,266)
Direct transaction costs	—	(201)

Cash paid	10,106	4,401
Less cash acquired	—	(332)

Net cash paid	$10,106	$4,069

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Equity
For the year ended October 31, 2001 and the nine months ended July 31, 2002 (unaudited)
(In thousands)

	Common Stock
			Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance, November 1, 2000	31,173	$312	$157,738	$(5)	$24,819	$(12,672)	$170,192

Foreign currency translation adjustment	—	—	—	—	—	(767)	(767)
Net unrealized income on investments, net of taxes	—	—	—	—	—	2,987	2,987
Net loss	—	—	—	—	(8,580)	—	(8,580)

Comprehensive (loss)							(6,360)

Proceeds from exercise of stock options and warrants	3,266	32	22,582	—	—	—	22,614
Amortization of deferred compensation	—	—	—	5	—	—	5
Issuance of common stock in connection with acquisitions	1,466	14	13,967	—	—	—	13,981
Issuance of common stock in connection with private placements, net of issuance costs	1,300	13	20,879	—	—	—	20,892
Retirement of common stock	(564)	(5)	(7,305)	—	—	—	(7,310)
Tax benefit in connection with the exercise of stock options	—	—	6,047	—	—	—	6,047

Balance, October 31, 2001	36,641	366	213,908	—	16,239	(10,452)	220,061

Foreign currency translation adjustment	—	—	—	—	—	3,585	3,585
Net unrealized income on investments, net of taxes	—	—	—	—	—	(46)	(46)
Net income	—	—	—	—	49,232	—	49,232

Comprehensive income							52,771

Proceeds from exercise of stock options and warrants	1,334	13	11,333	—	—	—	11,346
Amortization of deferred compensation	—	—	—	454	—	—	454
Deferred compensation in connection with restricted stock issued	50	1	908	(909)	—	—	—
Issuance of common stock in connection with acquisition of intangible assets	970	10	18,533	—	—	—	18,543
Issuance of compensatory stock and stock options	25	—	2,299	—	—	—	2,299
Tax benefit in connection with the exercise of stock options	—	—	4,365	—	—	—	4,365

Balance, July 31, 2002	39,020	$390	$251,346	$(455)	$65,471	$(6,913)	$309,839

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.  Organization

Take-Two Interactive Software, Inc. (the “Company”) develops, publishes and distributes interactive software games designed for PCs and video game console platforms.

2.  Significant Accounting Policies and Transactions

Basis of Presentation

The unaudited Consolidated Condensed Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2001.

Risk and Uncertainties

Substantially all of the Company’s net sales are derived from software publishing and distribution activities, which are subject to increasing competition, rapid technological change and evolving consumer preferences, often resulting in the frequent introduction of new products and short product lifecycles. Accordingly, the Company’s profitability and growth prospects depend upon its ability to continually acquire, develop and market new, commercially successful software products and obtain adequate financing, if required. If the Company is unable to continue to acquire, develop and market commercially successful software products, its operating results and financial condition could be materially adversely affected in the near future.

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

Revenue Recognition

Publishing revenue is derived from the sale of internally developed interactive software titles or from the sale of titles licensed from third-party developers. Publishing revenue amounted to $86,121 and $46,297 for the three months ended July 31, 2002 and 2001, respectively, and $411,867 and $172,202 for the nine months ended July 31, 2002 and 2001, respectively.

Distribution revenue is derived from the sale of third-party interactive software titles, accessories and hardware. Distribution revenue amounted to $36,340 and $35,030 for the three months ended July 31, 2002 and 2001, respectively and $163,850 and $154,895 for the nine months ended July 31, 2002 and 2001, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”, as amended by SOP 98-9 “Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions.” SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company’s transactions generally include only one element, the interactive software game. The Company recognizes revenue when the price is fixed and determinable, there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when title and all risks of loss are transferred to the customer, which is generally upon receipt by customer. The Company’s payment arrangements with its customers provide primarily 60 day terms and to a limited extent with certain customers 30 or 90 day terms.

The Company’s distribution arrangements with customers generally do not give customers the right to return products; however, the Company at its discretion may accept product returns for stock balancing or defective products. In addition, the Company sometimes negotiates accommodations to customers, including price discounts, credits and product returns, when demand for specific products falls below expectations. The Company’s publishing arrangements generally require the Company to accept product returns and provide price protection. The Company establishes a reserve for future returns and other allowances based primarily on its return policies, price protection policies and historical return rates. The Company may not have a reliable basis to estimate returns and price protection for certain customers or it may be unable to determine that collection of the receivable is probable. In such circumstances, the Company defers the revenues at the time of the sale and recognizes them when collection of the related receivable becomes probable or cash is received.

Effective November 1, 2000, the Company adopted Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. Consistent with the guidelines provided in SAB No. 101, the Company changed its revenue recognition policy to recognize revenue as noted above. Prior to the adoption of SAB 101, the Company recognized revenue upon shipment. As a result of adopting SAB 101, net sales and cost of sales of approximately $27,230 and $18,335, respectively, which were originally recognized in the year ended October 31, 2000 were also recognized in the nine months ended July 31, 2001. The cumulative effect of the adoption of SAB 101 for the quarter ended January 31, 2001 was $5,337 of income, net of taxes of $3,558. This adoption had no effect on net income for the nine months ended July 31, 2001.

Prepaid Royalties

The Company’s agreements with licensors and developers generally provide it with exclusive publishing rights and require it to make advance royalty payments that are recouped against royalties due to the licensor or developer based on product sales. Prepaid royalties are amortized as cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales. The Company continually evaluates the recoverability of prepaid royalties and charges to cost of sales the amount that management determines is probable that will not be recouped at the contractual royalty rate in the period in which such determination is made. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year.

Prepaid royalties were written down by $3,762 and $6,930 for the three and nine months ended July 31, 2002, respectively, to estimated net realizable value. Prepaid royalties were written down by $75 for the nine months ended July 31, 2001 to estimated net realizable value. Amortization of prepaid royalties amounted to $4,042 and $3,770 for the three months ended July 31, 2002 and 2001, respectively. Amortization of prepaid royalties amounted to $27,587 and $12,438, for the nine months ended July 31, 2002 and 2001, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Capitalized Software Development Costs (Including Production Costs)

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Capitalized software development costs represent the costs associated with the internal development of the Company’s publishing products. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. The Company continually evaluates the recoverability of capitalized software costs.

The following table provides the details of capitalized software development costs:

	Fiscal 2002	Fiscal 2001

Balance, November 1	$9,739	$7,668
Additions	1,484	1,009
Amortization	(2,955)	(893)
Reclassification	(1,419)	—
Foreign exchange	(114)	208

Balance, January 31	6,735	7,992
Additions	2,524	1,447
Amortization	(919)	(1,049)
Write down	(19)	(389)
Foreign exchange	133	(193)

Balance, April 30	8,454	7,808
Additions	3,165	1,707
Amortization	(2,125)	(863)
Foreign exchange	500	(71)

Balance, July 31	$9,994	$8,581

For the three months ended April 30, 2001, capitalized software development costs of $389 were written off as cost of sales – capitalized software development costs, as part of the impairment charge as described in Note 3.

Amounts relating to intellectual property rights for several products and technologies, which were not developed internally, amounting to $2,195, have been reclassified to intangible assets in all periods presented.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Recently Issued Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products, which is a codification of EITF 00-14, 00-22 and 00-25. This EITF presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. The Company has early adopted EITF 01-09 effective November 1, 2001. The adoption of the new standard did not have a material impact on the consolidated condensed financial statements. The prior period financial statements have been reclassified in accordance with this statement and as a result, net sales and selling and marketing expenses have been reduced by $700 for the nine months ended July 31, 2001.

Effective November 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill not be amortized, but be tested at least annually for impairment. Upon completion of the transitional impairment test, the fair value for each of the Company’s reporting units exceeded the reporting unit's carry amount and no impairment was indicated (See Note 11).

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the expected impact of the adoption of SFAS 143 on the Company’s financial condition, cash flows and results of operations. The Company will adopt the standard in the first quarter of fiscal 2003.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The objectives of SFAS 144 are to address significant issues relating to the implementation of Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and to develop a single accounting model, based on the framework established in SFAS 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the expected impact of the adoption of SFAS 144 on the Company’s financial condition and results of operations. The Company will adopt the standard in the first quarter of fiscal 2003.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for the Company would be November 1, 2002. Upon adoption, any gain or loss on extinguishment of debt that was previously classified as an extraordinary item will be reclassified to non-operating expenses. The Company does not expect that the rescission of SFAS No. 4 will have a material impact on the Company’s financial condition, cash flows and results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of such costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the expected impact of the adoption of SFAS 146 on the Company’s financial condition and results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

3.    2001 Business Acquisitions

In fiscal 2001, the Company acquired businesses that develop, publish or distribute interactive software games and accessories. The aggregate purchase price, including cash payments and issuance of its common stock was $28,143. The value of the Company’s common stock issued in connection with these acquisitions was based on the market price of the Company’s common stock at the time such transactions were consummated.

The acquisitions described below have been accounted for as purchase transactions in accordance with APB No. 16 and SFAS 141 (for transactions after July 1, 2001) and, accordingly, the results of operations and financial position of the acquired businesses are included in the Company’s consolidated financial statements from the respective dates of acquisition.

In July 2001, the Company acquired all of the outstanding capital stock of Techcorp Limited (“Techcorp”), a Hong Kong based design and engineering firm specializing in video game accessories. In consideration, the Company issued 30,000 shares of the Company’s restricted common stock (valued at $572), paid $100 in cash and assumed net liabilities of $2,856. In connection with the acquisition, the Company recorded goodwill of $3,558. In accordance with SFAS 141, the Company is not amortizing the goodwill recorded in connection with this acquisition.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

In November 2000, the Company acquired all of the outstanding capital stock of VLM Entertainment Group, Inc. (“VLM”), a company engaged in the distribution of third–party software products. In connection with this transaction, the Company paid the former stockholders of VLM $2,000 in cash and issued 875,000 shares of the Company’s common stock (valued at $8,039) and assumed net liabilities of approximately $10,627. In connection with the acquisition, the Company recorded goodwill and intangibles of $20,693.

In connection with the sale of Toga Holdings to Gameplay.com plc (“Gameplay”) in October 2000, the Company agreed to acquire Gameplay’s game software development and publishing business, Neo Software Productions GMBH (“Neo”). Such acquisition was completed in January of 2001 and the Company assumed net liabilities of $808, in addition to the prepaid purchase price of $17,266. In connection with the acquisition, the Company recorded goodwill and intangibles of $18,183.

The following table sets forth the components of the purchase price of the 2001 acquisitions:

	Neo	VLM	Techcorp	Total

Cost of the acquisition:
Value of business sold (Prepaid purchase price—Neo)
Stock issued	$17,266	$8,039	$572	$25,877
Cash	—	2,000	100	2,100
Transaction Costs	109	27	30	166

Total	$17,375	$10,066	$702	$28,143

Allocation of purchase price:
Current Assets	$2	$9,852	$894	$10,748
Non-Current Assets	71	201	498	770
Liabilities	(881)	(20,680)	(4,248)	(25,809)
Goodwill	8,207	12,416	3,558	24,181
Customer Lists	—	8,277	—	8,277
Technology	8,037	—	—	8,037
Trademarks	1,939	—	—	1,939

Total	$17,375	$10,066	$702	$28,143

Certain of Neo’s internet-related technology assets were determined to be impaired in April 2001. Accordingly, the Company recorded as cost of sales a non-cash impairment charge of $3,786 consisting of $2,350 relating to server maintenance technologies and $1,047 relating to multiplayer technologies developed by Neo’s development studio in connection with Online Pirates and $389 of capitalized software relating to other products to be developed by Neo. In addition, the Company recorded as selling and marketing expenses an impairment charge of $401 related to online sales promotions for Neo’s products.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Unaudited pro forma information

The unaudited pro forma data below for the three and nine months ended July 31, 2001 is presented as if these purchase acquisitions had been made as of November 1, 2000. The unaudited pro forma financial information is based on management’s estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisitions had, in fact, been completed on the dates assumed, or which may result in the future. The unaudited pro forma financial information includes purchase acquisitions that are significant to the Company’s operations:

	Three Months ended July 31, 2001	Nine Months ended July 31, 2001

Net Sales	$81,656	$334,706

Income (loss) before extraordinary loss on early extinguishment of debt and cumulative effect of change in accounting principle	$(283)	$925

Net loss	$(2,231)	$(6,360)

Net loss per share – Basic	$(0.06)	$(0.19)

Net loss per share – Diluted	$(0.06)	$(0.19)

4.    Business Disposition

In July 2001, the Company sold all of the outstanding capital stock of Jack of All Games UK, a video game distributor, to Jay Two Limited, an unaffiliated third-party controlled by Freightmasters Ltd., for approximately $215. In connection with the sale, the purchaser assumed net liabilities of $436. The Company recorded a non-operating gain of $651. There were no income taxes payable on this gain.

5.    Extraordinary Loss on Early Extinguishment of Debt

In July 2001, the Company prepaid in full the outstanding subordinated indebtedness of $15,000 and recorded an extraordinary charge of $1,948, net of taxes, or $0.05 per diluted share related to the deferred financing costs and discount associated with the indebtedness.

6.    Private Placement

In July 2001, the Company issued 1,300,000 shares of common stock in a private placement to institutional investors and received net proceeds of $20,842.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.    Net Income Before Extraordinary Loss and Cumulative Effect of Change in Accounting Principle per Share

The following table provides a reconciliation of basic earnings per share to diluted earnings per share for the three and nine months ended July 31, 2002 and 2001:

	Income before extraordinary loss and cumulative effect of change in accounting principle	Shares (in thousands)	Per Share Amount

Three Months Ended July 31, 2002:
Basic	$4,766	38,705	$0.12
Effect of dilutive securities—Stock options and warrants	—	1,526	—

Diluted	$4,766	40,231	$0.12

Three months ended July 31, 2001:
Basic	$1,283	34,293	$0.04
Effect of dilutive securities—Stock options and warrants	—	1,476	(0.01)

Diluted	$1,283	35,769	$0.03

Nine months ended July 31, 2002:
Basic	$49,232	37,500	$1.31
Effect of dilutive securities—Stock options and warrants	—	1,447	(0.05)

Diluted	$49,232	38,947	$1.26

Nine months ended July 31, 2001:
Basic	$3,385	33,098	$0.10
Effect of dilutive securities—Stock options and warrants	—	1,187	(0.01)

Diluted	$3,385	34,285	$0.09

The computation of diluted number of shares excludes 68,000 and 318,000 unexercised stock options for the three and nine months ended July 31, 2002, respectively, which are anti-dilutive. The computation of diluted number of shares excludes 143,000 unexercised stock options for the nine months ended July 31, 2001 which are anti-dilutive.

8.    Inventory

As of July 31, 2002 and October 31, 2001, inventories consist of:

	July 31 2002	October 31 2001

Parts and supplies	$2,774	$1,468
Finished products	46,817	60,469

	$49,591	$61,937

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.    Investments

Investments are comprised of equity securities and are classified as current and non-current assets. Investments are accounted for under the average cost method as “available-for-sale” in accordance with Statement of Financial Standards Board No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Investments are stated at fair value, with unrealized appreciation (loss) reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

During the nine months ended July 31, 2001, the Company recorded an impairment charge of $20,754, principally consisting of $18,448 relating to its investment in Gameplay and $2,000 relating to its investment in eUniverse to reflect other than temporary declines in value.

As of July 31, 2002 and October 31, 2001, investments were summarized as follows:

	July 31, 2002		October 31, 2001

	Current	Non-Current	Current	Non-Current

Average cost	$259	$75	$5,988	$75
Unrealized gains (losses)	189	(13)	253	—

Fair value	$448	$62	$6,241	$75

For the nine months ended July 31, 2002, the gross proceeds from the sale of investments were $5,888. The realized gain from these sales totaled $159 for the nine months ended July 31, 2002. The gain on sale of securities is based on the average cost of the individual securities sold.

10.    Lines of Credit

In December 1999, the Company entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on the consolidated leverage ratio (as defined). Borrowings under the line of credit are collateralized by the Company’s accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company’s domestic subsidiaries. The loan agreement contains certain financial and other covenants. As of July 31, 2002, the Company is in compliance with such covenants. The loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The Company had no outstanding borrowings under the revolving line of credit as of July 31, 2002.

In February 2001, the Company’s United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to $19,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. The facility expires on March 31, 2004. The Company had no outstanding borrowings under this facility as of July 31, 2002.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.   Intangible Assets

As a result of the adoption of SFAS 142, the Company discontinued the amortization of goodwill effective November 1, 2001. Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to ten years, except for intellectual property, which is amortized based on the shorter of the useful life or expected revenue stream. The Company re-characterized acquired workforce of $925, which is no longer defined as an acquired intangible asset under SFAS 141, as goodwill. Additionally, the estimated useful lives of certain identifiable intangible assets were adjusted in conjunction with the adoption of SFAS 142. The adjustment to the useful lives did not have a significant effect on the results of operations.

Intangible assets consist of trademarks, intellectual property, customer lists, acquired technology and the excess purchase price paid over identified intangible and tangible net assets of acquired companies (goodwill).

In May 2002, the Company acquired all right, title and interest to the Max Payne product franchise, including all of the intellectual property rights associated with the brand, and a perpetual, royalty-free license to use the Max Payne game engine and related technology. The purchase price consisted of $10,000 in cash and 969,932 shares of restricted common stock. Based on an independent third-party valuation, the fair value of the shares is $18,543. In addition, the Company is contingently liable to make aggregate payments of up to $8,000 in cash upon the timely delivery of the final PC version of Max Payne 2 and the achievement of certain sales targets for such product. The Company is in the process of obtaining an independent third-party valuation in support of its purchase price allocation for the assets acquired. On a preliminary basis, the Max Payne assets acquired have been recorded as intellectual property and included in intangible assets.

The following table sets forth the components of the intangible assets subject to amortization as of July 31, 2002 and October 31, 2001:

		As of July 31, 2002			As of October 31, 2001

	Range of Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	7-10 years	$13,922	$(3,459)	$10,463	$13,922	$(2,312)	$11,610
Customer lists and relationships	5-10 years	9,081	(2,031)	7,050	9,081	(1,068)	8,013
Intellectual property	2-6 years	39,371	(1,509)	37,862	10,722	(300)	10,422
Technology	3 years	4,640	(1,421)	3,219	4,640	(348)	4,292

		$67,014	$(8,420)	$58,594	$38,365	$(4,028)	$34,337

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Amounts relating to intellectual property rights for several products and technologies that were not developed internally, amounting to $2,195, have been reclassified from capitalized software development costs to intangible assets for all periods and included in the above table.

Amortization expense (including goodwill for 2001) for the three months ended July 31, 2002 and 2001 amounted to $1,660, and $3,811, respectively and for the nine months ended July 31, 2002 and 2001 amounted to $4,392 and $9,281, respectively.

Estimated amortization expense for the fiscal years ending October 31, are as follows:

2002	$4,244
2003	3,826
2004	3,789
2005	3,553
2006	3,475

Total	$18,887

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

The following table provides a reconciliation of net income for exclusion of goodwill amortization:

	Three months ended July 31		Nine months ended July 31

	2002	2001	2002	2001

Income before extraordinary loss and cumulative effect of change in accounting principle	$4,766	$1,283	$49,232	$3,385
Extraordinary loss on early extinguishment of debt	—	(1,948)	—	(1,948)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(5,337)

Net income (loss) - as reported	4,766	(665)	49,232	(3,900)
Add: Goodwill amortization, net of taxes	—	993	—	3,124

Net income (loss) - as adjusted	$4,766	$328	$49,232	$(776)

Earnings (loss) per share:

Income before extraordinary loss and cumulative effect of change in accounting principle per share - basic	$0.12	$0.04	$1.31	$0.10
Extraordinary loss on early extinguishment of debt	—	(0.06)	—	(0.06)
Cumulative effect of change in accounting principle per share	—	—	—	(0.16)

Add: Goodwill amortization, net of taxes	—	0.03	—	0.10

Adjusted earnings (loss) per share – basic	$0.12	$0.01	$1.31	$(0.02)

Income before extraordinary loss and cumulative effect of change in accounting principle per share - diluted	$0.12	$0.03	$1.26	$0.09
Extraordinary loss on early extinguishment of debt	—	(0.05)	—	(0.05)
Cumulative effect of change in accounting principle per share	—	—	—	(0.16)

Add: Goodwill amortization, net of taxes	—	0.03	—	0.10

Adjusted earnings (loss) per share – diluted	$0.12	$0.01	$1.26	$(0.02)

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.    Legal and Other Proceedings

Since December 2001, thirteen purported class action lawsuits have been filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors. The actions were consolidated in one lawsuit, Gershon Bassman v. Take-Two Interactive Software, Inc., in April 2002. The consolidated complaint includes claims under Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under Section 10 (b), and generally alleges that defendants issued false and misleading public filings, press releases and other statements regarding the Company’s financial condition during a class period commencing on February 24, 2001 through December 17, 2001 in a scheme to artificially inflate the value of the Company’s common stock.

In June 2002, the Company entered into a definitive agreement with the plaintiffs to settle the consolidated class action lawsuits for $7,500 in cash. During the three months ended April 30, 2002, the Company recorded $1,468 of class action settlement costs, which represents the settlement of $7,500 and related legal fees, net of $6,145 of insurance proceeds. The settlement amount is included in accounts payable at July 31, 2002. The insurance proceeds are included in prepaid expenses and other current assets at July 31, 2002. In July 2002, the United States District Court granted preliminary approval of the settlement agreement.

In July 2002, the Company settled all ordinary course of business litigation with Red Storm Entertainment Inc., a subsidiary of Ubi Soft Entertainment, including certain claims resulting from a distribution agreement. During the three months ended July 31, 2002, the Company recorded $2,248 in cost of sales – product costs and $1,190 in general and administrative costs. During the nine months ended July 31, 2002, the Company recorded $3,064 in cost of sales – product costs and $1,190 in general and administrative costs.

The Securities and Exchange Commission has issued a formal order of investigation into, among other things, certain accounting matters relating to the Company’s financial statements, periodic reporting and internal accounting control provisions of the federal securities laws.

The Company is involved in routine litigation arising in the ordinary course of its business. In the opinion of the Company’s management, none of the pending routine litigation will have a material adverse effect on the Company’s consolidated financial condition, cash flows or results of operations.

13.    Commitments and Contingencies

The Company periodically enters into agreements that require the Company to make minimum guaranteed payments. During the nine months ended July 31, 2002, the Company entered into agreements to purchase various software games. These agreements, which expire between April 1 and December 31, 2003, require minimum guaranteed payments of $15,662 at July 31, 2002. One of these agreements is collateralized by a standby letter of credit of $3,167 at July 31, 2002.

In connection with the Company’s acquisition of the publishing rights to the franchise of Duke Nukem PC and video games in December 2000, the Company is contingently obligated to pay $6,000 in cash upon delivery of the final PC version of Duke Nukem Forever. In addition, in connection with the Company’s acquisition of the Max Payne product franchise, the Company is contingently liable to make aggregate payments of up to $8,000 in cash upon the timely delivery of the final PC version of Max Payne 2 and the achievement of certain sales targets for such product. The payables will be recorded when the contingencies are resolved.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.    Segment Reporting

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), which establishes standards for reporting by public business enterprises of information about product lines, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the Company for making operational decisions and assessment of financial performance. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about sales by geographic region and by product platforms. The Company’s Board of Directors reviews consolidated financial information. The Company’s operations employ the same products, cost structures, margins and customers worldwide. The Company’s product development, publishing and marketing activities are centralized in the United States under one management team, with distribution activities managed geographically. Accordingly, the Company’s operations fall within one reportable segment as defined in SFAS No. 131.

Information about the Company’s non-current assets in the United States and international areas as of July 31, 2002 and October 31, 2001 are presented below:

	July 31 2002	October 31 2001

Total Non-current Assets:
United States	$102,309	$81,243
International
United Kingdom	21,367	21,128
All other Europe	18,279	21,405
Other	18,673	8,347

	$160,628	$132,123

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (concluded)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Information about the Company’s net sales in the United States and international areas for the three and nine months ended July 31, 2002 and 2001 are presented below (net sales are attributed to geographic areas based on product destination):

	Three months ended July 31		Nine months ended July 31

	2002	2001	2002	2001

Net Sales:
United States	$91,769	$59,875	$435,731	$237,336
Canada	5,599	4,509	15,121	13,381
International
United Kingdom	5,486	4,369	39,303	27,865
All other Europe	15,779	9,568	75,142	39,071
Asia Pacific	3,606	2,384	9,500	8,521
Other	222	622	920	923

	$122,461	$81,327	$575,717	$327,097

Information about the Company’s net sales by product platforms for the three and nine months ended July 31, 2002 and 2001 are presented below:

	Three months ended July 31		Nine months ended July 31

	2002	2001	2002	2001

Platforms:
Sony PlayStation 2	$51,008	$16,423	$357,992	$78,005
Sony PlayStation	9,372	12,440	48,021	62,671
Microsoft Xbox	5,754	—	42,812	—
PC	36,781	27,145	61,771	77,918
Nintendo GameBoy Color, GameBoy Advance and N64	3,298	9,273	14,665	28,119
Nintendo GameCube	2,327	—	8,821	—
Sega Dreamcast	128	927	1,504	10,165
Accessories	5,991	3,848	18,357	28,909
Hardware	7,802	11,271	21,774	41,310

	$122,461	$81,327	$575,717	$327,097

15.    Subsequent Events

In August 2002, the Company acquired all of the outstanding capital stock of Barking Dog Studios LTD. (“Barking Dog”), a Canadian-based development studio, for 242,450 shares of restricted common stock and $3,000 in cash. Based on an independent third-party valuation, the fair value of the shares is $3,801. The Company is in the process of obtaining an independent third-party valuation to complete the purchase price allocation. In accordance with SFAS 141, the Company will not amortize the goodwill recorded in connection with this acquisition.

In August 2002, the Company amended and restated its credit agreement. See Note 10.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts, unless otherwise noted)

Critical Accounting Policies

Estimates

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

Revenue Recognition

The Company’s principal sources of revenues are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software titles or software titles licensed from third parties. Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. Publishing activities generally generate significantly higher margins than distribution activities, with sales of PC software titles resulting in higher margins than sales of CDs or cartridges designed for video game consoles.

Effective November 1, 2000, in accordance with the adoption of SAB 101, “Revenue Recognition in Financial Statements”, the Company recognizes revenue net of allowances for returns and price protection when title and risk of loss pass to customers (generally, upon receipt of products by customers). Prior to that date, the Company recognized revenue upon shipment. In accordance with Statement of Position 97-2 “Software Revenue Recognition” the Company recognizes revenue when the price is fixed and determinable, upon persuasive evidence of an agreement, the Company’s fulfillment of its obligations under any such agreement and a determination that collection is probable. The Company’s payment arrangements with customers provide primarily 60 day terms and to a limited extent with certain customers 30 or 90 day terms. The Company may not have a reliable basis to estimate returns and allowances for certain customers or may be unable to determine that collection of receivables is probable. In such circumstances, the Company defers revenues at the time of sale and recognizes revenues when collection of the related receivable becomes probable or cash is collected.

Returns and Reserves

The Company’s arrangements with customers for published titles generally require it to accept returns and provide price protection. The Company establishes a reserve for future returns of published titles and price protection based primarily on historical return rates, return policies and price protection policies, and recognizes revenues net of allowances for returns and price protection. The Company’s distribution arrangements with customers generally do not give them the right to return titles or to cancel firm orders. However, the Company sometimes accepts returns for stock balancing and negotiates accommodations to customers, which includes price discounts, credits and returns, when demand for specific titles fall below expectations. The historical product return rate for the Company’s distribution business has been substantially less than for its publishing business. If future returns significantly exceed established reserves, the Company’s operating results would be adversely affected.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Prepaid Royalties

The Company’s agreements with licensors and developers generally provide it with exclusive publishing rights and require it to make advance royalty payments that are recouped against royalties due to the licensor or developer based on product sales. Prepaid royalties are amortized as cost of sales on a title by title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales. The Company continually evaluates the recoverability of prepaid royalties and charges to cost of sales the amount that management determines is probable that will not be recouped at the contractual royalty rate in the period in which such determination is made. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year.

Prepaid royalties were written down by $3,762 and $6,930 for the three and nine months ended July 31, 2002, respectively, to estimated net realizable value. Prepaid royalties were written down by $75 for the nine months ended July 31, 2001 to estimated net realizable value. Amortization of prepaid royalties amounted to $4,042 and $3,770 for the three months ended July 31, 2002 and 2001, respectively. Amortization of prepaid royalties amounted to $27,587 and $12,438 for the nine months ended July 31, 2002 and 2001, respectively.

Capitalized Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a title. Capitalized software development costs represent the costs associated with the internal development of the Company’s publishing products. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. The Company continually evaluates the recoverability of capitalized software costs. See Note 2 to Unaudited Consolidated Condensed Financial Statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company’s statement of operations, and sets forth net sales by territory, sales mix, platform and principal products:

	Three months ended		Nine months ended
	July 31		July 31

	2002	2001	2002	2001

Operating data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales
Product costs	50.8	54.8	52.6	59.5
Royalties	10.0	5.1	9.4	4.1
Capitalized software development costs	1.7	1.1	1.0	1.0
Total cost of sales	62.5	61.0	63.0	64.6
Selling and marketing	13.0	14.8	10.1	11.1
General and administrative	14.2	13.9	9.6	9.5
Research and development	1.5	2.4	1.3	1.5
Depreciation and amortization	2.4	4.0	1.3	2.8
Interest (income) expense, net	(0.2)	2.4	0.1	2.2
Loss on Internet securities	—	—	—	6.3
Provision for income taxes	2.8	0.6	5.7	1.2
Extraordinary loss on early extinguishment of debt	—	(2.4)	—	(0.6)
Net income (loss)	3.9	(0.8)	8.6	(1.2)

Net Sales by Territory:
North America	79.5%	79.2%	78.3%	76.6%
International	20.5	20.8	21.7	23.4

Net Sales Mix:
Publishing	70.3%	56.9%	71.5%	52.6%
Distribution	29.7	43.1	28.5	47.4

Platform Mix (publishing):
Console	60.1%	36.3%	87.3%	52.6%
PC	37.1	55.7	11.0	39.8
Accessories and Hand-held	2.8	8.0	1.7	7.6

Principal Products:
Grand Theft Auto 3, PS2 (released October 2001)	29.7%	—%	37.2%	—%
Grand Theft Auto 3, PC (released May 2002)	17.5	—	3.7	—
Midnight Club, PS2	3.9	3.8	0.9	4.6
Max Payne, PS2 (released December 2001)	3.2	—	8.7	—
Max Payne, Xbox (released December 2001)	1.6	—	4.0	—
State of Emergency (released February 2002)	—	—	6.1	—
Ten largest titles	62.3	41.0	63.5	26.3

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Three Months Ended July 31, 2002 and 2001

Net Sales. Net sales increased by $41,134 or 50.6%, to $122,461 for the three months ended July 31, 2002 from $81,327 for the three months ended July 31, 2001. The increase was primarily attributable to growth in publishing operations.

Publishing revenues increased by $39,824, or 86.0%, to $86,121 for the three months ended July 31, 2002 from $46,297 for the three months ended July 31, 2001. The increase was primarily attributable to the continued strong sales of Grand Theft Auto 3 for PlayStation 2 and the release of Grand Theft Auto 3 for the PC. Publishing revenues represented 70.3% and 56.9% of net sales for the three months ended July 31, 2002 and 2001, respectively.

Products designed for video game console platforms accounted for 60.1% of publishing revenues as compared to 36.3% for the comparable period last year, with the increase primarily attributable to the continued sales of Grand Theft Auto 3 for PlayStation 2. Products designed for PC platforms accounted for 37.1% of publishing revenues as compared to 55.7% for the prior comparable period. The decrease is a result of fewer PC titles released during the current quarter.

Distribution revenues increased by $1,310 or 3.7%, to $36,340 for the three months ended July 31, 2002 from $35,030 for the three months ended July 31, 2001. The increase was primarily attributable to increased sales of software. Distribution revenues represented 29.7% and 43.1% of net sales for the three months ended July 31, 2002 and 2001, respectively.

International operations accounted for approximately $25,093 or 20.5% of net sales for the three months ended July 31, 2002 compared to $16,944 or 20.8% for the three months ended July 31, 2001. The increase in absolute dollars was primarily attributable to expanded publishing operations in Europe.

Cost of Sales. Total cost of sales increased by $26,967, or 54.4%, to $76,579 for the three months ended July 31, 2002 from $49,612 for the three months ended July 31, 2001. Cost of sales as a percentage of net sales increased to 62.5% for the three months ended July 31, 2002 from 61.0% for the prior comparable period.

Product costs increased $17,641, or 39.6%, to $62,209 for the three months ended July 31, 2002 from $44,568 from the comparable quarter in the prior year, but decreased as a percentage of net sales to 50.8% for the three months ended July 31, 2002 from 54.8% for the prior comparable period. The decrease in cost of sales as a percentage of net sales was principally due to lower product costs related to publishing revenues, partly offset by the change in publishing product mix to higher cost console titles from lower cost PC titles. The three months ended July 31, 2002 include $2,248 of Ubi Soft litigation settlement costs.

Royalties increased $8,064, or 192.9%, to $12,245 for the three months ended July 31, 2002 from $4,181 from the comparable quarter in the prior year. Royalties as a percentage of sales for the three months ended July 31, 2002 increased to 10.0% from 5.1% for the comparable period in 2001. The increases were due to higher royalty payments as a result of increased product sales, primarily sales of Max Payne and Midnight Club, and write-downs of prepaid royalties of $3,762 related to the termination of several projects.

Capitalized software development costs increased $1,262, or 146.2% to $2,125 for the three months ended July 31, 2002 from $863 for the three months ended July 31, 2001. Capitalized software development costs as a percentage of sales for the three months ended July 31, 2002 increased to 1.7% from 1.1% for the comparable period in 2001. The increase was due to higher amortization in the current year resulting from sales of related products.

In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Selling and Marketing. Selling and marketing expenses increased by $3,855, or 32.0%, to $15,912 for the three months ended July 31, 2002 from $12,057 for the three months ended July 31, 2001. The increase was attributable to increased levels of advertising and promotional support for new product launches and existing catalog titles. Selling and marketing expenses as a percentage of net sales for the three months ended July 31, 2002 decreased to 13.0% from 14.8% for the three months ended July 31, 2001.

General and Administrative. General and administrative expenses increased by $6,093, or 53.9%, to $17,390 for the three months ended July 31, 2002 from $11,297 for the three months ended July 31, 2001. General and administrative expenses as a percentage of net sales increased to 14.2% from 13.9% from the prior period. The increase in absolute dollars was attributable to increased personnel expenses, costs related to the settlement of Ubi Soft litigation, legal and professional fees incurred in connection with legal proceedings and regulatory matters, higher insurance costs and expenses related to the relocation of the Company’s principal executive offices.

Research and Development. Research and development costs decreased by $172, or 8.7%, to $1,812 for the three months ended July 31, 2002 from $1,984 for the three months ended July 31, 2001. Research and development costs as a percentage of net sales decreased to 1.5% for the three months ended July 31, 2002 from 2.4% for the three months ended July 31, 2001.

Depreciation and Amortization. Depreciation and amortization expense decreased $371, or 11.3%, to $2,899 for the three months ended July 31, 2002 from $3,270 for the prior comparable period due to the Company’s adoption of SFAS 142.

Income from Operations. Income from operations increased by $4,762, or 153.3%, to $7,869 for the three months ended July 31, 2002 from $3,107 for the three months ended July 31, 2001, due to the changes referred to above.

Interest (Income) Expense, net. Interest income of $299 during the three months ended July 31, 2002 was attributable to interest earned on the invested cash. Interest expense of $1,964 for the three months ended July 31, 2001 reflected borrowings from the Company’s credit facilities which was repaid in early 2002.

Gain on Sale of Subsidiary. The Company recorded a non-operating gain on the sale of its Jack of All Games UK subsidiary during the three months ended July 31, 2001.

Provision for Income Taxes. Income tax expense was $3,402 for the three months ended July 31, 2002 as compared to expense of $511 for the three months ended July 31, 2001. The increase was primarily attributable to increased taxable income. The effective tax rate was 41.7% for the three months ended July 31, 2002, while the tax rate for the 2001 quarter was 28.5%. The effective income tax rate differs from the statutory rate as a result of non-deductible expenses and the mix of foreign taxes as applied to the income.

Extraordinary Loss on Early Extinguishment of Debt. During the three months ended July 31, 2001, the Company incurred an extraordinary charge of $1,948, net of taxes, upon the early repayment of $15,000 of subordinated indebtedness.

Net Income. For the three months ended July 31, 2002, the Company achieved net income of $4,766, as compared to net loss of $665 for the three months ended July 31, 2001.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Nine months Ended July 31, 2002 and 2001

Net Sales. Net sales increased by $248,620, or 76.0%, to $575,717 for the nine months ended July 31, 2002 from $327,097 for the nine months ended July 31, 2001. The increase was primarily attributable to growth in publishing operations. Included in net sales for the nine months ended July 31, 2001 was $27,230 attributable to the adoption of SAB 101.

Publishing revenues increased by $239,665, or 139.2%, to $411,867 for the nine months ended July 31, 2002 from $172,202 for the nine months ended July 31, 2001. The increase was primarily attributable to the continued strong sales of Grand Theft Auto 3 and the release of Max Payne for the PlayStation 2 and Xbox, State of Emergency for the PlayStation 2 and Grand Theft Auto 3 for the PC. Publishing revenues represented 71.5% and 52.6% of net sales for the nine months ended July 31, 2002 and 2001, respectively. The 2001 period included $20,632 attributable to the adoption of SAB 101.

Products designed for video game console platforms accounted for 87.3% of publishing revenues as compared to 52.6% for the prior comparable period. The increase was primarily attributable to the release of State of Emergency for PlayStation 2, and Max Payne for PlayStation 2 and Xbox and continued sales of Grand Theft Auto 3 for PlayStation 2. Products designed for PC platforms accounted for approximately 11.0% of publishing revenues as compared to 39.8% for the prior comparable period. The decrease is a result of fewer PC titles released during the current period.

Distribution revenues increased by $8,955 or 5.8% to $163,850 for the nine months ended July 31, 2002 from $154,895 for the nine months ended July 31, 2001. The increase was primarily attributable to the commercial introduction of Xbox and GameCube and the continued rollout of PlayStation 2. Distribution revenue represented 28.5% and 47.4% of net sales for the nine months ended July 31, 2002 and 2001, respectively. The 2001 period included $6,598 attributable to the adoption of SAB 101.

International operations accounted for approximately $124,865 or 21.7% of net sales for the nine months ended July 31, 2002 compared to $76,382 or 23.4% for the nine months ended July 31, 2001. The increase in absolute dollars was primarily attributable to expanded publishing operations in Europe, including the release of Max Payne and State of Emergency on PlayStation 2, Grand Theft Auto 3 for the PC and continued sales of Grand Theft Auto 3 for PlayStation 2. The Company expects that international sales will continue to account for a significant portion of its revenue.

Cost of Sales. Cost of sales increased by $151,451, or 71.7%, to $362,719 for the nine months ended July 31, 2002 from $211,268 for the nine months ended July 31, 2002. Cost of sales as a percentage of net sales decreased to 63.0% for the nine months ended July 31, 2002 from 64.6% for the prior comparable period.

Product costs increased $108,293, or 55.7%, to $302,807 for the nine months ended July 31, 2002 from $194,514 from the comparable period in the prior year, but decreased as a percentage of net sales to 52.6% for the nine months ended July 31, 2002 from 59.5% for the prior comparable period. The decrease in cost of sales as a percentage of net sales was due to lower product costs related to publishing revenues, partly offset by the change in publishing product mix to higher product cost console titles as compared to lower cost PC titles. The 2002 period includes $3,064 of Ubi Soft litigation settlement costs, while the 2001 period includes a non-cash impairment charge of $3,397 relating to a reduction in the value of certain Internet assets. Product costs in 2001 included $18,335 related to the adoption of SAB 101.

Royalties increased $40,333, or 297.4%, to $53,894 for the nine months ended July 31, 2002 from $13,561 from the comparable period in the prior year. Royalties as a percentage of sales for the nine months ended July 31, 2002 increased to 9.4% from 4.1% for the comparable period in 2001. The increases were due to higher royalty payments as a result of increased product sales, principally for State of Emergency, higher amortization of prepaid royalties and $6,855 incremental write-downs of prepaid royalties, principally due to the termination of several projects in 2002.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Capitalized software development costs increased $2,825, or 88.5%, to $6,018 for the nine months ended July 31, 2002 from $3,193 for the nine months ended July 31, 2001. Capitalized software development costs as a percentage of net sales remained constant for the nine months ended July 31, 2002 and 2001. The increase in absolute dollars reflects higher amortization, partly offset by lower write-downs of capitalized costs. The 2001 period write-downs represent an impairment write-down of $389 relating to a reduction in the value of certain Internet assets.

In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and Marketing. Selling and marketing expenses increased by $22,343, or 61.5%, to $58,429 for the nine months ended July 31, 2002 from $36,186 for the nine months ended July 31, 2001. The increase was attributable to increased television and other advertising expenses relating to Max Payne and Grand Theft Auto 3 during the period, partly offset by the 2001 non-cash impairment charge of $401 relating to online sales promotions for the Company’s products to be delivered by Neo to Gameplay. Selling and marketing expenses as a percentage of net sales declined to 10.1% for the nine months ended July 31, 2002 from 11.1% in the similar period of 2001.

General and Administrative. General and administrative expenses increased by $24,396, or 78.9%, to $55,311 for the nine months ended July 31, 2002 from $30,915 for the nine months ended July 31, 2001. General and administrative expenses as a percentage of net sales remained constant from the prior period. The increase in absolute dollars was attributable to increased personnel expenses and legal and professional fees incurred in connection with legal proceedings and regulatory matters and costs related to the settlement of the Ubi Soft litigation.

Research and Development. Research and development costs increased by $2,718, or 54.5% to $7,703 for the nine months ended July 31, 2002 from $4,985 for the nine months July 31, 2001. Research and development costs as a percentage of net sales remained relatively constant for the nine months ended July 31, 2002 and 2001.

Depreciation and Amortization. Depreciation and amortization expense of $7,687 for the nine months ended July 31, 2002 decreased $1,543, or 16.7%, from the prior comparable period, due to the Company’s adoption of SFAS 142, partly offset by increased costs related to the company-wide implementation of a new accounting software system.

Income from Operations. Income from operations increased by $49,355, or 143.0%, to $83,868 for the nine months ended July 31, 2002 from $34,513 for the nine months ended July 31, 2001, due to the changes referred to above.

Interest (Income) Expense, net. Interest expense decreased by $6,521, or 90.0%, to $728 for the nine months ended July 31, 2002 from $7,249 for the nine months ended July 31, 2001. The decrease was attributable to substantially lower levels of borrowing from the Company’s credit facilities and interest income earned on the invested cash balances.

Gain on Sale of Subsidiary. The Company recorded a non-operating gain on the sale of its Jack of All Games UK subsidiary during the nine months ended July 31, 2001.

(Gain) Loss on Internet Investments. For the nine months ended July 31, 2002, the Company recognized a gain of $159 from the sale of marketable securities. During the nine months ended July 31, 2001, the Company incurred a non-recurring non-cash impairment charge of $20,754 relating primarily to its investments in Gameplay and eUniverse to reflect other than temporary declines in the value of these investments.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Class Action Settlement Costs. During the nine months ended July 31, 2002, the Company recorded $1,468 of class action settlement costs, which represents a settlement of $7,500 and related legal fees, net of $6,145 of insurance proceeds.

Provision for Income Taxes. Income tax expense of $32,599 for the nine months ended July 31, 2002 compared to an expense of $3,776 for the nine months ended July 31, 2002. The increase was primarily attributable to increased taxable income. The decrease in the effective rate to 39.8% for the nine months ended July 31, 2002 as compared to 52.7% for the nine months ended July 31, 2001 is the result of state and foreign tax rate differentials and a decrease in non-deductible items, such as goodwill as applied to higher levels of pretax income. Management believes that it is more likely than not that the Company will generate sufficient levels of taxable income in the future to realize the reported net deferred tax assets. Failure to achieve sufficient levels of taxable income from capital transactions might affect the ultimate realization of the capital loss carryforwards. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits.

Cumulative Effect of Change in Accounting Principle. In connection with the adoption of SAB 101, the Company recognized a cumulative effect of $5,337 net of taxes of $3,558 in 2001.

Extraordinary Loss on Early Extinguishment of Debt. During the three months ended July 31, 2001, the Company incurred an extraordinary charge of $1,948, net of taxes, upon the early repayment of $15,000 of subordinated indebtedness.

Net Income. For the nine months ended July 31, 2002, the Company achieved net income of $49,232, as compared to net loss of $3,900 for the nine months ended July 31, 2001.

Liquidity and Capital Resources

The Company’s primary cash requirements have been and will continue to be to fund developing, manufacturing, publishing and distributing its products. The Company has historically satisfied its working capital requirements primarily through cash flow from operations, the issuance of debt and equity securities and bank borrowings. At July 31, 2002, the Company had working capital of $149,440 as compared to working capital of $88,229 at October 31, 2001.

The Company’s cash and cash equivalents increased $67,842 to $73,898 at July 31, 2002, from $6,056 at October 31, 2001. The increase is primarily attributable to $118,818 of cash provided by operating activities, partly offset by $13,071 used in investing activities and by $43,304 used in financing activities.

Cash provided by operating activities for the nine months ended July 31, 2002 was $118,818 compared to $24,248 for the nine months ended July 31, 2001 primarily reflecting increased net income.

Net cash used in investing activities for the nine months ended July 31, 2002 was $13,071 as compared to net cash used in investing activities of $9,145 for the nine months ended July 31, 2001. The increase is primarily attributable to the acquisition of the Max Payne intangible assets and increased expenditures for fixed assets.

Net cash used in financing activities for the nine months ended July 31, 2002 was $43,304, as compared to net cash used in financing activities of $3,113 for the nine months ended July 31, 2001. The increase in net cash used in financing activities was primarily attributable to the absence of private placement proceeds this year, the repayment of indebtedness and lower proceeds from the exercise of stock options.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

In December 1999, the Company entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on the consolidated leverage ratio (as defined). Borrowings under the line of credit are collateralized by the Company’s accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company’s domestic subsidiaries. The loan agreement contains certain financial and other covenants. As of July 31, 2002, the Company is in compliance with such covenants. The loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The Company had no outstanding borrowings under the revolving line of credit as of July 31, 2002.

In February 2001, the Company’s United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to $19,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. The facility expires on March 31, 2004. The Company had no outstanding borrowings under this facility as of July 31, 2002.

For the nine months ended July 31, 2002, the Company received proceeds of $11,346 relating to the exercise of stock options and warrants.

In connection with the Company’s acquisition of the publishing rights to the franchise of Duke Nukem PC and video games in December 2000, the Company is contingently obligated to pay $6,000 in cash upon delivery of the final PC version of Duke Nukem Forever. In addition, in connection with the Company’s acquisition of the Max Payne product franchise, the Company is contingently liable to make aggregate payments of up to $8,000 in cash upon the timely delivery of the final PC version of Max Payne 2 and the achievement of certain sales targets for such product. The payables will be recorded when the contingencies are resolved.

The Company’s accounts receivable, less an allowance for doubtful accounts, returns and price protection and other discounts at July 31, 2002 was $64,759. Of such receivables, each of three retail customers accounted for more than 10% of the receivable balance (36.0% in the aggregate) at July 31, 2002. Most of the Company’s receivables are covered by insurance in the event of a customer’s bankruptcy or insolvency and generally, the Company has been able to collect its receivables in the ordinary course of business. The Company does not hold any collateral to secure payment from customers. As a result, the Company is subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect its accounts receivable as they become due and such accounts are not covered by insurance, the Company could be required to increase its allowance for doubtful accounts, which could adversely affect its liquidity and working capital position. The Company had accounts receivable days outstanding of 48 days at July 31, 2002, as compared to 86 days at July 31, 2001. The decrease in days outstanding resulted from the shipments of products earlier in the current quarter.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

The Company’s offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from January 2003 to October 2011. Additionally, the Company has leased certain furniture, equipment and automobiles under non-cancelable leases expiring through July 2005. The Company periodically enters into agreements that require the Company to make minimum guaranteed payments. During the nine months ended July 31, 2002, the Company has entered into agreements to purchase various software games. These agreements, which expire between April 1 and December 31, 2003, require minimum guaranteed payments of $15,662 at July 31, 2002. One of these agreements is collateralized by a standby letter of credit of $3,167 at July 31, 2002.

The Company is in the process of relocating its principal executive offices to 622 Broadway, New York, New York. The Company estimates that it will incur approximately $3.5 million in capital expenditures for renovations and leasehold improvements. In connection with signing a ten year lease, the Company provided a standby letter of credit of $1,560, expiring December 6, 2002. As a result of the relocation, during the three months ended July 31, 2002, the Company recorded expenses of $712 related to lease costs with regard to its former offices. The Company has no other material commitments for capital expenditures.

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

Fluctuations in Operating Results and Seasonality

The Company has experienced fluctuations in quarterly operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of the Company’s titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by the Company’s competitors; product returns; changes in pricing policies by the Company and its competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of the Company’s titles are also seasonal, with peak shipments typically occurring in the fourth calendar quarter (the Company’s fourth and first fiscal quarters) as a result of increased demand for titles during the holiday season. Quarterly comparisons of operating results are not necessarily indicative of future operating results.

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of the Company’s net sales. For the three months ended July 31, 2002, and 2001, sales in international markets accounted for approximately 20.5% and 20.8%, respectively, of the Company’s net sales. For the nine months ended July 31, 2002 and 2001, sales in international markets accounted for approximately 21.7% and 23.4%, respectively, of the Company’s net sales. The Company is subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on the Company’s operating results.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Recently Issued Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products, which is a codification of EITF 00-14, 00-22 and 00-25. This EITF presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. The Company has early adopted EITF 01-09 effective November 1, 2001. The adoption of the new standard did not have a material impact on the consolidated condensed financial statements. The prior period financial statements have been reclassified in accordance with this statement and as a result, net sales and selling and marketing expenses have been reduced by $700 for the nine months ended July 31, 2001.

Effective November 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill not be amortized, but be tested at least annually for impairment. Upon completion of the transitional impairment test, the fair value for each of the Company’s reporting units exceeded the reporting unit’s carry amount and no impairment was indicated.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The objectives of SFAS 144 are to address significant issues relating to the implementation of Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and to develop a single accounting model, based on the framework established in SFAS 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the expected impact of the adoption of SFAS 144 on the Company’s financial condition and results of operations. The Company will adopt the standard in the first quarter of fiscal 2003.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the expected impact of the adoption of SFAS 144 on the Company’s financial condition and results of operations. The Company will adopt the standard in the first quarter of fiscal 2003.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for the Company would be November 1, 2002. Upon adoption, any gain or loss on extinguishment of debt that was previously classified as an extraordinary item will be reclassified to non-operating expenses. The Company does not expect that the rescission of SFAS No. 4 will have a material impact on the Company’s financial condition, cash flows and results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of such costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the expected impact of the adoption of SFAS 146 on the Company’s financial condition, cash flows and results of operations.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Cautionary Statement and Risk Factors

Safe Harbor Statement under the Securities Litigation Reform Act of 1995: The Company makes statements in this report that are considered forward-looking statements under federal securities laws. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to them. The words “expect,” “anticipate,” “believe,” “may,” “estimate,” “intend” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions including, but not limited to, the following:

The market for interactive entertainment software titles is characterized by short product life cycles. The interactive entertainment software market is characterized by short product life cycles and frequent introduction of new products. New products may not achieve significant market acceptance or achieve sufficient sales to permit the Company to recover development, manufacturing and associated costs. Historically, few interactive entertainment software products have achieved sustained market acceptance. Even the most successful titles remain popular for only limited periods of time, often less than nine months. Because revenues associated with the initial shipments of a new product generally constitute a high percentage of the total revenues associated with the life of a product, any delay in the introduction of one or more new products could harm the Company’s operating results. The failure of one or more of the Company’s products to achieve market acceptance could result in losses.

A significant portion of the Company’s revenues is derived from a limited number of titles. The Company’s ten best selling titles accounted for approximately 62.3% and 63.5% of revenues for the three and nine months ended July 31, 2002, respectively, and 31.3% of revenues for the year ended October 31, 2001. Future titles may not be commercially viable. The Company also may not be able to release new titles within scheduled release times or at all. If the Company fails to continue to develop and sell new, commercially successful titles, revenues and profits may decrease substantially and the Company may incur losses.

The Company’s quarterly operating results may vary significantly, which could cause its stock price to decline. The Company has experienced and may continue to experience wide fluctuations in quarterly operating results. The interactive entertainment industry is highly seasonal, with sales typically higher during the fourth and first calendar quarters, due primarily to the increased demand for games during and immediately following the holiday buying season. The Company’s failure or inability to introduce products on a timely basis to meet seasonal fluctuations in demand could harm the Company’s business and operating results. Other factors that cause fluctuations include delays in the introduction of new titles; the size and timing of product and corporate acquisitions; variations in sales of titles designed to operate on particular platforms; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; availability of hardware platforms; the timing and success of title introductions by competitors; product returns; the accuracy of retailers’ forecasts of consumer demand; and the timing of orders from major customers.

The Company’s expense levels are based largely on expectations regarding future sales. Therefore, the Company’s operating results would be harmed by a decrease in sales or a failure to meet sales expectations. The uncertainties associated with product development, lengthy manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which products will ship and may cause the Company to fail to meet financial expectations. In future quarters operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of the Company’s common stock could decline.

The interactive entertainment software industry is cyclical, and is subject to rapidly changing consumer tastes and preferences. The Company’s business is subject to all of the risks generally associated with the interactive entertainment software industry, which has been cyclical in nature and has been characterized by periods of significant growth followed by rapid declines. Future operating results depend on numerous factors beyond the Company’s control, including the popularity, price and timing of new software and hardware platforms being released and distributed by the Company and its competitors; international, national and regional economic conditions, particularly economic conditions adversely affecting discretionary consumer spending; changes in consumer demographics; the availability of other forms of entertainment; and critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

Rapidly changing technology and platform shifts could hurt the Company’s operating results. The interactive entertainment industry in general is associated with rapidly changing technology, which often leads to software and platform obsolescence and significant price erosion over the life of a product. The introduction of new platforms and technologies can render existing software titles obsolete or unmarketable. Obsolescence of software or hardware platforms could leave the Company with increased inventories of unsold titles and limited amounts of new titles to sell to consumers, which would have a material adverse effect on the Company’s operating results. A number of the Company’s competitors have developed or are currently developing software for use by consumers over the Internet. Future increases in the availability of such software or technological advances in such software or the Internet could result in a decline in platform-based software and impact the Company’s sales. Direct sales of software by major manufacturers over the Internet would materially adversely affect the Company’s distribution business.

Next-generation hardware platforms may not achieve significant market acceptance. The Company’s software development efforts with respect to new hardware platforms may not lead to marketable titles or titles that generate sufficient revenues to recover their development, manufacturing and marketing costs, especially if a new hardware platform does not reach a significant level of market acceptance. This risk may increase in the future as continuing increases in development costs require corresponding increases in revenues in order to maintain profitability. The Company is devoting development resources on products designed for Sony’s PlayStation 2, Microsoft’s Xbox and Nintendo’s GameCube. If fewer than expected units of a new hardware platform are produced or shipped, or if such platforms do not achieve commercial success, the Company may experience lower than expected sales or losses for these platforms.

The Company’s business is dependent on licensing and publishing arrangements with third parties. The Company’s success depends on its ability to identify and develop new titles on a timely basis. The Company has entered into agreements with third parties to acquire the rights to publish and distribute interactive entertainment software. These agreements typically require the Company to make advance payments, pay royalties and satisfy other conditions. The Company’s advance payments may not be sufficient to permit developers to develop new software successfully. In addition, software development costs, promotion and marketing expenses and royalties payable to software developers have increased significantly in recent years and reduce the potential profits derived from sales of the Company’s software. Future sales of titles may not be sufficient to recover advances to software developers, and the Company may not have adequate financial and other resources to satisfy its contractual commitments. If the Company fails to satisfy its obligations under these license agreements, the agreements may be terminated or modified in ways that may be burdensome.

Returns of published titles and price protection may adversely affect the Company’s operating results. The Company is exposed to the risk of product returns and price protection with respect to its customers. Although distribution arrangements with retailers generally do not give them the right to return titles to the Company or to cancel firm orders, the Company’s arrangements with retailers for published titles require it to accept returns. The Company establishes a reserve for future returns and price protection for published titles at the time of sales, based primarily on its return policies, price protection policies and historical return rates. If return rates and price protection for published titles significantly exceed established reserves, revenues will decline and the Company could incur losses.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

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

Rating systems for interactive entertainment software, potential legislation and consumer opposition could inhibit sales of the Company’s products. Trade organizations within the video game industry require interactive entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles. Certain countries have also established similar rating systems as prerequisites for sales of interactive entertainment software in such countries. In some instances, the Company may be required to modify products to comply with the requirements of such governmental entities, which could delay the release of those products in such countries. The Company recently discontinued making sales of Grand Theft Auto 3 in Australia for several weeks while it made certain content changes to this title to comply with applicable rating systems. The Company believes that it complies with such rating systems and displays the ratings received for its titles.

Historically, the Company’s software titles received a rating of “E” (all ages) or “T” (age 13 and over), although most newer titles (including Grand Theft Auto 3, Max Payne and State of Emergency) have received a rating of “M” (age 17 and over). Certain retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for the Company’s “M” rated products. Several proposals have been made for federal legislation to regulate the interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, television and music containing violence and sexually explicit material and the Federal Trade Commission has adopted rules with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of interactive entertainment software containing graphic violence and sexually explicit material by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. If any groups were to target the Company’s “M” rated titles, it might be required to significantly change or discontinue a particular title, which in the case of the Company’s best selling titles could hurt its business. Additionally, in light of the events in September 2001, the Company revised content in certain of its products that the Company deemed inappropriate. Delays in the release of products as a result of content changes could result in lost revenues.

The Company cannot publish console titles without the approval of hardware manufacturers. The Company is required to obtain a license to develop and publish titles for each hardware console platform for which it develops and publishes titles. If any manufacturer chooses not to renew or extend the Company’s license agreement at the end of its current term, or if the manufacturer were to terminate the license for any reason, the Company would be unable to publish additional titles for that manufacturer's hardware platform. The Company is dependent upon a license agreement with Sony to publish titles for PlayStation 2. Termination of such agreement would seriously hurt the Company’s business.

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

In addition, these manufacturers may not have sufficient production capacity to satisfy the Company’s scheduling requirements during any period of sustained demand. If manufacturers do not supply the Company with finished titles on favorable terms without delays, the Company’s operations would be materially interrupted, its revenues could decline and it could incur losses.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts, unless otherwise noted)

The Company may not be able to protect its proprietary rights or avoid claims that it infringes on the proprietary rights of others. The Company develops proprietary software and has obtained the rights to publish and distribute software developed by third parties. The Company attempts to protect its software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Interactive entertainment software is susceptible to unauthorized copying. Unauthorized third parties may be able to copy or to reverse engineer the Company’s software that the Company regards as proprietary. From time to time, the Company receives notices from third parties alleging infringement of their proprietary rights. Although the Company believes that its software and technologies and the software and technologies of third-party developers and publishers with whom its has contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others has or may occur. Any claims of infringement, with or without merit, could be time-consuming, costly and difficult to defend.

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

The Company’s software is susceptible to errors, which can harm the Company’s financial results and reputation. The technological advancements of new hardware platforms allow more complex software products. As software products become more complex, the risk of undetected errors in products when first introduced increases. If, despite testing, errors are found in new products or releases after shipments have been made, the Company could experience a loss of or delay in timely market acceptance, product returns, loss of revenues and damage to its reputation.

Gross margins relating to the Company’s distribution business have been historically narrow which increases the impact of variations in costs on operating results. As a result of intense price competition in the console hardware and software distribution industry, gross margins in the Company’s distribution business have historically been narrow and the Company expects them to continue to be narrow. The Company receives purchase discounts from suppliers based on various factors, including volume purchases. These purchase discounts directly affect gross margins. It may become more difficult for the Company to achieve the percentage growth in sales required to continue to receive volume purchase discounts.

The Company may not be able to adequately adjust its cost structure in a timely fashion in response to a sudden decrease in demand. A significant portion of the Company’s selling and general and administrative expense is comprised of personnel, facilities and costs of invested capital. In the event of a significant decline in revenues, the Company may not be able to exit facilities, reduce personnel, or make other significant changes to its cost structure without significant disruption to its operations or without significant termination and exit costs. Management may not be able to implement such actions, if at all, in a timely manner to offset an immediate shortfall in revenues and gross profit.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)
(Dollars in thousands, except per share amounts, unless otherwise noted)

The Company’s distribution business is dependent on suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis. The Company’s ability to obtain particular products in required quantities and to fulfill customer orders on a timely basis is critical to its success. In most cases, the Company has no guaranteed price or delivery agreements with suppliers. In certain product categories, limited price protection or return rights offered by manufacturers may have a bearing on the amount of product the Company may be willing to purchase. The console hardware industry experiences significant product supply shortages from time to time due to the inability of certain manufacturers to supply certain products on a timely basis. As a result, the Company has experienced, and may in the future continue to experience, short-term hardware inventory shortages. In addition, manufacturers who currently distribute their products through the Company may decide to distribute, or to substantially increase their existing distribution, through other distributors, or directly to retailers. In the case of software, alternative means of distribution have emerged, such as electronic distribution.

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

A limited number of customers may account for a significant portion of the Company’s sales. Sales to the Company’s five largest customers accounted for approximately 20.9% of revenues for the year ended October 31, 2001 and 31.7% of revenues for the nine months ended July 31, 2002. Customers may terminate their relationship with the Company at any time. The loss of relationships with principal customers or a decline in sales to principal customers could harm the Company’s operating results. Bankruptcies or consolidations of certain large retail customers could also hurt the Company’s business.

The Company is subject to credit and collection risks. Sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. The Company does not hold any collateral to secure payment by its customers. As a result, the Company is subject to credit risks, particularly in the event that any of its receivables represent sales to a limited number of retailers or are concentrated in foreign markets. If the Company is unable to collect on accounts receivable as they become due and such accounts are not covered by insurance, it could adversely affect the Company’s liquidity and financial condition.

The Company is subject to risks and uncertainties of international trade. Sales in international markets, primarily in the United Kingdom and other countries in Europe and the Pacific Rim, have accounted for a significant portion of revenues. Sales in international markets accounted for approximately 20.5% and 21.7%, of the Company’s revenues for the three and nine months ended July 31, 2002, respectively. The Company is subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on the Company’s operating results. International sales are made in local currencies. For the nine months ended July 31, 2002, the Company’s foreign currency translation adjustment gain was $3,585. The Company purchases currency forward contracts to a limited extent to seek to minimize the Company’s exposure to fluctuations in foreign currency exchange rates.

TAKE-TWO INTERACTIVE SOFTWARE INDUSTRIES, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts, unless otherwise noted)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risks in the ordinary course of its business, primarily risks associated with interest rate and foreign currency fluctuations and possible impairment of the carrying values of the Company’s investments.

Historically, fluctuations in interest rates have not had a significant impact on the Company’s operating results. At July 31, 2002, the Company had no outstanding variable rate indebtedness.

The Company transacts business in foreign currencies and is exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter. Translation adjustments are included as a separate component of stockholders’ equity. For the nine months ended July 31, 2002, the Company’s foreign currency translation adjustment gain was $3,585. A hypothetical 10% change in applicable currency exchange rates at July 31, 2002 would result in a material translation adjustment.

In addition, the Company may be exposed to risk of loss associated with fluctuations in the value of its investments. The Company’s investments are stated at fair value, with net unrealized appreciation and loss included as a separate component of stockholders’ equity. The Company regularly reviews the carrying values of its investments to identify and record impairment losses when events or circumstances indicate that such investments may be permanently impaired.

At July 31, 2002, the Company held 6,869,407 shares of common stock of Gameplay.com plc with a fair value of approximately $62 and was recorded as a non-current asset. The Company recorded an unrealized loss of $8, net of taxes of $5 as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. For the nine months ended July 31, 2001, the Company recorded a loss of $18,448 to reflect the other than temporary impairment of its investments relating to Gameplay.

At July 31, 2002, the Company held 98,033 shares of eUniverse Inc. with a fair value of approximately $448, all of which was recorded as current assets. The Company recorded an unrealized gain of $117, net of taxes of $72, as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. For the nine months ended July 31, 2001, the Company recorded a loss of approximately $2,000 to reflect the other than temporary impairment of its investment in eUniverse.

Item 4. Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Since December 2001, thirteen purported class action lawsuits have been filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors. The actions were consolidated in one lawsuit, Gershon Bassman v. Take-Two Interactive Software, Inc., in April 2002. The consolidated complaint includes claims under Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under Section 10 (b), and generally alleges that defendants issued false and misleading public filings, press releases and other statements regarding the Company’s financial condition during a class period commencing on February 24, 2001 through December 17, 2001 in a scheme to artificially inflate the value of the Company’s common stock.

In June 2002, the Company entered into a definitive agreement with the plaintiffs to settle the consolidated class action lawsuits for $7,500,000 in cash. During the three months ended April 30, 2002, the Company recorded $1,468,000 of class action settlement costs, which represents the settlement of $7,500,000 and related legal fees, net of $6,145,000 of insurance proceeds. In July 2002, the United States District Court granted preliminary approval of the settlement agreement.

In July 2002, the Company settled all ordinary course of business litigation with Red Storm Entertainment Inc., a subsidiary of Ubi Soft Entertainment, including certain claims resulting from a distribution agreement. During the three months ended July 31, 2002, the Company recorded $2,248,000 in cost of sales - product costs and $1,190,000 in general and administrative costs. During the nine months ended July 31, 2002, the Company recorded $3,064,000 in cost of sales - product costs and $1,190,000 in general and administrative costs.

The Securities and Exchange Commission has issued a formal order of investigation into, among other things, certain accounting matters relating to the Company’s financial statements, periodic reporting and internal accounting control provisions of the federal securities laws.

The Company is involved in routine litigation in the ordinary course of business which in management’s opinion will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Item 2.   Changes in Securities

During the three months ended July 31, 2002, 766,000 options were granted to employees under the 2002 Stock Option Plan at an average exercise price of $18.34. During this period, 320,000 non-plan options were granted to four employees of the Company’s subsidiary, Rockstar North Limited, at an exercise price of $17.91.

In June 2002, the Company issued 969,932 shares of restricted common stock to Apogee Software Limited and Remedy Entertainment Limited in connection with the acquisition of the intellectual property rights associated with Max Payne.

In connection with the above securities issuances, the Company relied on Section 4(2) and/or Regulation D or Regulation S promulgated under the Securities Act of 1933, as amended, as offerings to a limited number of “accredited investors” or Non-US Persons.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on June 14, 2002. At the meeting Ryan A. Brant, Kelly Sumner, Paul Eibeler, Oliver Grace, Jr., Robert Flug, Mark Lewis, Todd Emmel and Steven Tisch were elected as directors. Mr. Brant received 30,059,978 votes for and 2,218,448 votes withheld; Mr. Sumner received 27,867,361 votes for and 4,411,057 votes withheld; Mr. Eibeler received 27,942,361 votes for and 4,336,057 votes withheld; Mr. Grace received 31,531,026 votes for and 747,392 votes withheld; Mr. Flug received 31,647,367 votes for and 631,051 votes withheld; Mr. Lewis received 31,666,987 votes for and 611,431 votes withheld; Mr. Emmel received 31,646,867 votes for and 631,551 votes withheld; and Mr. Tisch received 31,666,987 votes for and 611,431 votes withheld.

In addition, the stockholders approved the Company’s 2002 Stock Option Plan which provides for 3,000,000 shares of common stock to be reserved for issuance with 19,654,772 votes for, 3,721,867 votes against, 122,088 abstentions and 8,882,595 non-votes.

Item 5.   Other Information

Ryan A. Brant, Chairman of the Company, and a trust affiliated with Mr. Brant have both entered into a Rule 10b5-1 trading plan to sell 30,000 shares and 5,000 shares, respectively, of the Company’s Common Stock.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:
10.1	Amended and Restated Credit Agreement, dated August 28, 2002, by and among the Company, certain of its subsidiaries, certain lenders and Bank of America, N.A., as Agent.
10.2	Lease Agreement between the Company and Moklam Enterprises, Inc., dated July 1, 2002.
99.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
On May 7, 2002, the Company filed a Current Report on Form 8-K to unredact certain portions of an agreement and to file an agreement in unredacted form. (Item 5)
On June 5, 2002, the Company filed a Current Report on Form 8-K to report the acquisition of all the intellectual property associated with the interactive software game and franchise known as Max Payne. (Item 2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Take-Two Interactive Software, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of September 2002.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
By:	/s/ KELLY SUMNER Kelly Sumner Chief Executive Officer

By:	/s/ KARL H. WINTERS Karl H. Winters Chief Financial Officer (Principal Financial Officer)

Take-Two Interactive Software, Inc.

Certification of Principal Executive Officer

I, Kelly Sumner, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Take-Two Interactive Software, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

/s/ KELLY SUMNER
Kelly Sumner
Chief Executive Officer
(Principal Executive Officer)

EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 of the Certification as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

Take-Two Interactive Software, Inc.

Certification of Principal Financial Officer

I, Karl H. Winters, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Take-Two Interactive Software, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

/s/ KARL H. WINTERS
Karl H. Winters
Chief Financial Officer
(Principal Financial Officer)

EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 of the Certification as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.