Form 10-K
period 2002-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2002-12-23
CIK 946581

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
for the fiscal year ended October 31, 2002

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
for the transition period from ___to___

0-29230
(Commission File No.)

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation)	51-0350842 (I.R.S. Employer Identification No.)

622 Broadway, New York, New York 10012
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (646) 536-2842

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $913,000,000.

As of December 17, 2002, there were 40,935,383 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference:
Proxy Statement Relating to Annual Meeting
(incorporated into Part III)

PART I

Item 1. Business

General

      We develop, publish and distribute interactive software games worldwide. Our software operates on personal computers and video game consoles manufactured by Sony, Microsoft and Nintendo. We develop software internally and engage third parties to develop games on our behalf. We publish our products under our Rockstar Games, Gathering of Developers and Gotham Games labels.

      We continue to successfully build new proprietary brands, including Grand Theft Auto, Max Payne, Midnight Club, Smuggler’s Run and Spec Ops. Our Rockstar Games® subsidiary released Grand Theft Auto: Vice City, the highly anticipated sequel to Grand Theft Auto 3, for Sony’s PlayStation®2, in October 2002. Rockstar intends to release sequels to the popular brands Max Payne, Midnight Club and State of Emergency, along with future versions of Grand Theft Auto. Our Gathering of Developers subsidiary also expects to release sequels to Hidden & Dangerous, Tropico and Railroad Tycoon for the PC, and our Gotham Games subsidiary plans to launch MTV’s Celebrity Deathmatch for the PlayStation 2, PC and Microsoft’s Xbox™.

      Our Jack of All Games domestic subsidiary distributes our software as well as third-party software, hardware and accessories to retail outlets in the United States. Our customers in the United States include Wal-Mart, GameStop, Best Buy, Circuit City, Electronics Boutique, Toys “R” Us and Blockbuster, as well as other leading national and regional drug store, supermarket and discount store chains and specialty retailers. We also have sales, marketing and publishing operations in the United Kingdom, France, Germany, Holland, Austria, Denmark, Italy, Australia, New Zealand and Canada.

      In May 2002, we acquired all of the intellectual property rights associated with Max Payne; in August 2002, we acquired Barking Dog Studios, a Canadian-based development studio; and in November 2002, we acquired Angel Studios, the developer of Midnight Club and Smuggler’s Run.

The Industry

      A large and growing installed base of video game consoles and advanced PCs combined with expanding game player demographics have driven demand for interactive entertainment software in recent years. According to the Interactive Digital Software Association (IDSA), worldwide sales of consoles, console games and games for the PC were estimated to be $20.3 billion in 2001. IDSA also estimates that 60% of all Americans, or approximately 145 million people, play video games on a regular basis.

      Demand for interactive entertainment software is expected to increase due to increasing penetration of PC and next-generation console platforms. The International Data Corporation (IDC) estimates that approximately 53% of all households in the United States own a PC. According to IDC, the household penetration rate for video game consoles is approximately 46%, and is expected to increase.

      The interactive entertainment software industry has transitioned to next-generation platforms, which began with the release of Sony’s PlayStation 2 in 2000 and continued with the release of Microsoft’s Xbox and Nintendo’s GameCube™ in 2001. Demand for these new platforms is significant due to their ability to offer one or more of the following features:

•	More powerful and realistic graphics and game play through 128-bit technology;

•	Backwards compatibility (the ability to play the platforms’ previous generation of games); and

•	Broad entertainment capabilities, including Internet access and the ability to watch DVD movies and play compact discs.

      Interactive entertainment software has also increasingly become a mainstream entertainment choice for a maturing, technologically sophisticated audience. According to IDSA, the average age of Americans who play video games is 28, of which 43% are female. Additional catalysts for growth include mass market penetration of budget titles, the emergence of non-traditional retail channels such as drug stores and supermarkets and price reductions for hardware platforms.

Publishing

      The fiscal year ended October 31, 2002, represented another record year for our published products. For fiscal 2002, we were the number two publisher of PlayStation 2 software in the United States according to NPDFunworldSM TRSTS Video Games Monthly Service, garnering a 16.2% dollar share of this market. For this year, we were also the number two publisher across all console platforms, with a 9.5% dollar share.

      Grand Theft Auto 3 for Sony’s PlayStation 2 was the top selling video game across all platforms in the United States in both dollars and units for fiscal 2002 according to NPDFunworld. In addition, Grand Theft Auto 3 has been the best selling PlayStation 2 title in North America and Europe since the PlayStation 2 launch, having sold approximately eight million units globally to date.

      Grand Theft Auto: Vice City for the PlayStation 2, the latest installment of our blockbuster franchise, was released on October 29 domestically and November 8, 2002 internationally (December 13 in Australia). Grand Theft Auto: Vice City was the top selling video game across all platforms in the United States for both four week periods ended November 2 and November 30, 2002 according to NPDFunworld. Simultaneously with the domestic launch, Sony Music (Epic Records) released a seven CD compilation of the soundtrack of Grand Theft Auto: Vice City.

      We publish titles under our Rockstar Games, Gotham Games and Gathering of Developers labels. Rockstar Games focuses on the creation of groundbreaking original content for mature audiences on video game console systems. Our Gathering of Developers label concentrates its efforts on publishing a variety of compelling PC products. Gotham Games publishes video game products for consumers of all ages at a variety of price points, as well as all of our value priced software products for the PlayStation previously marketed under the Take 2 label. During fiscal 2002, we released the following titles:

Title	Platform	Release Date	Label

Grand Theft Auto: Vice City	PS2	October 2002	Rockstar
Spec Ops: Airborne Commando	PS	October 2002	Gotham
Austin Powers Pinball	PS	October 2002	Gotham
Conflict: Desert Storm	PS2; Xbox; PC	September 2002	Gotham
Stronghold Crusader	PC	September 2002	Gathering
Smuggler’s Run: Warzones	GameCube	August 2002	Rockstar
Duke Nukem Advance	GBA	August 2002	Take 2
Mafia	PC	August 2002	Gathering
Age of Wonders II: The Wizard’s Throne	PC	June 2002	Gathering
Tropico: Mucho Macho	PC	June 2002	Gathering
Grand Theft Auto 3	PC	May 2002	Rockstar
Midnight Club (greatest hits)	PS2	May 2002	Rockstar
Smuggler’s Run (greatest hits)	PS2	May 2002	Rockstar
Big Bass Fishing	PS	May 2002	Take 2
The Italian Job	PS	May 2002	Rockstar
Mall Tycoon	PC	February 2002	Take 2
Serious Sam: Second Encounter	PC	February 2002	Gathering
State of Emergency	PS2	February 2002	Rockstar
Max Payne	PS2; Xbox	December 2001	Rockstar
Saltwater Sport Fishing	PS	November 2001	Take 2

      Future releases are expected to include Midnight Club 2 for the PlayStation 2, PC and Xbox; Max Payne 2 for the PC, Xbox and PlayStation 2; and State of Emergency for the PC, Xbox and PlayStation 2 Greatest Hits program from Rockstar Games. Gathering of Developers expects to release sequels to the popular Hidden & Dangerous, Railroad Tycoon and Serious Sam franchises; Vietcong; and Tropico 2: Pirate Cove. Gotham Games expects to release MTV’s Celebrity Deathmatch for the PlayStation 2, PC and Xbox; Mafia for the PlayStation 2 and Xbox; and Conflict: Desert Storm for the GameCube, and its sequel Conflict Desert Storm 2: Back to Baghdad for the PC, Xbox and PlayStation 2.

      We also expect to introduce titles based on exciting new brands, including from Rockstar, The Warriors, a product being developed by Rockstar Toronto, based on Paramount Pictures’ classic 1979 gritty gang drama of the same name; a product from Rockstar under the name Manhunt currently under development by Rockstar North, the developer of the Grand Theft Auto series; and from Gotham Games, Great Escape, a game based on the 1963 hit movie starring Steve McQueen about the true story of a group of POW’s who mount a daring escape from a Nazi prison camp.

Arrangements with Major Platform Manufacturers

      We have entered into license agreements with Sony, Microsoft and Nintendo to develop and publish software in North America and Europe for the PlayStation, PlayStation 2, Xbox, Game Boy Advance and Nintendo GameCube. We are not required to obtain any licenses to develop titles for the PC.

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

      We entered into a four-year Licensed Publisher Agreement with Sony in November 2002 under which Sony granted us the right and license to develop, market, publish and distribute software titles for the PlayStation in North America. We also entered into a similar agreement with Sony in February 1999 for PlayStation covering European territories and we are in the process of renewing this agreement.

      We entered into a Publisher License Agreement with Microsoft in December 2000. Under the agreement, Microsoft granted us the right and license to develop, market, publish and distribute software titles for Microsoft’s Xbox in territories to be determined on a title-by-title basis. The agreement requires us to submit products to Microsoft for its approval and for us to make royalty payments to Microsoft based on the number of units manufactured. Products for the Xbox must be manufactured by pre-approved manufacturers. The agreement may be terminated by either party in the event of a material breach and expires in November 2004. Microsoft may also terminate the agreement on a title-by-title basis. Upon expiration or termination of the agreement, we have certain rights to sell-off existing inventories.

      We entered into a three-year Confidential License Agreement with Nintendo in November 2001. Under the agreement, Nintendo granted us the right and license to develop, market, publish and distribute software for Nintendo’s GameCube in the western hemisphere. The agreement requires us to submit products to Nintendo for its approval. The agreement also provides for Nintendo to be the exclusive manufacturer of our products and for us to make royalty payments to Nintendo based on the number of units manufactured. The agreement may be terminated by either party in the event of a breach and may be terminated by Nintendo in the event of our bankruptcy. Upon termination of all of our agreements with Nintendo (including those discussed below), we have certain rights to sell off existing inventories. We also entered into a similar three-year agreement with Nintendo in November 2001 for GameCube covering European territories.

      We entered into a three-year agreement with Nintendo in July 2001, granting us the right and license to develop software for Nintendo’s Game Boy Advance in the Western Hemisphere. In October 2001, we entered into a similar three-year agreement with Nintendo for European territories.

Software Development and Licensing

      We develop software titles through our internal development studios, Rockstar San Diego (formerly Angel Studios), the developer of Midnight Club and Smuggler’s Run; Rockstar North (formerly DMA Design), the developer of the Grand Theft Auto series; Rockstar Toronto (a/k/a Alternative Realities Technologies) the developer of Max Payne for the PlayStation 2; Rockstar Vancouver (a/k/a Barking Dog Studios); Rockstar Vienna (a/k/a Neo Software), the developer of Max Payne for the Xbox; and PopTop Software, the developer of Railroad Tycoon 2 and Tropico.

      As of November 30, 2002, our internal development studios and product development department had 435 employees with the technical capabilities to develop and localize (translate into foreign languages) software titles for all major hardware platforms, the PC and all major territories.

      For the years ended October 31, 2002, 2001, and 2000, we incurred costs of $11,524,000, $6,190,000 and $5,668,000, respectively, on research and development relating to our software titles. Additionally, for the years ended October 31, 2002, 2001 and 2000, we capitalized software development costs of $9,645,000, $6,293,000 and $8,837,000, respectively.

      Certain of our software titles are developed by third parties, including Illusions Softworks and Apogee Software. Agreements with developers generally give us exclusive publishing and marketing rights and require us to make advance royalty payments, pay royalties based on product sales and satisfy other conditions. Royalty advances for software titles are recoupable only against royalties otherwise due to developers.

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

      We actively seek to acquire rights for well-recognized properties. In December 2000, we acquired the exclusive worldwide publishing rights to the best-selling franchise of Duke Nukem PC and video games. In connection with the acquisition of the publishing rights associated with Duke Nukem, we entered into an agreement with Apogee to develop Duke Nukem Forever for the PC.

      We own all of the intellectual property rights associated with Grand Theft Auto, Max Payne, Midnight Club, Smuggler’s Run, Oni, Myth, Spec Ops, Railroad Tycoon and Tropico. In May 2002, we acquired all of the intellectual property rights associated with Max Payne for $10 million in cash and 969,932 shares of restricted common stock (valued at $18.5 million). In connection with the acquisition, we entered into an agreement with Apogee and Remedy to develop Max Payne 2 for the PC. We agreed to make aggregate payments of up to $8 million to Apogee and Remedy upon the timely delivery to us of Max Payne 2 for the PC and the achievement of certain sales targets for this product.

Sales and Marketing

      We sell software titles to retail outlets in the United States and Europe through direct relationships with large retail customers and third- party distributors. Our customers in the United States include Wal-Mart, GameStop, Best Buy, Circuit City, Electronics Boutique, Toys “R” Us and Blockbuster as well as other leading mass merchandisers; video, electronic and toy stores; national and regional drug stores; supermarket and discount store chains; and specialty retailers. Our European customers include Dixons, Game Group (formerly Electronics Boutique), Karstadt, Carrefour and Media Saturn. We have sales and marketing operations in the United Kingdom, France, Germany, Holland, Austria, Denmark, Italy, Australia, New Zealand and Canada.

For the year ended October 31, 2002, sales to our five largest customers accounted for approximately 31.4% of our total revenues. No single customer accounted for more than 10% of our total revenues during this period.

Our marketing and promotional efforts are intended to maximize exposure and broaden distribution of our titles, promote brand name recognition, assist retailers and properly position, package and merchandise our titles. We market titles by implementing aggressive public relations campaigns, using print and on-line advertising, television, radio spots and outdoor advertising.

Our Rockstar Games subsidiary actively pursues relationships with participants in the music and entertainment industries. We believe that the shared demographics between various media and some of the software titles marketed by Rockstar Games provide excellent cross-promotional opportunities. We have been working with popular recording artists to create sophisticated game soundtracks, have entered into agreements to license high-profile names and likenesses, and have arrangements for co-branding opportunities. Our goal is to accelerate the acceptance of our titles, create brand awareness and develop a greater number of franchise brands.

We also employ various other marketing methods designed to promote consumer awareness, including in-store promotions and point-of-purchase displays, direct mail, cooperative advertising, as well as attendance at trade shows. We employ separate sales forces for our publishing and distribution operations. As of November 30, 2002, we had a sales and marketing staff of 172 persons.

Distribution

We distribute our own titles, as well as third-party titles and hardware through our subsidiaries. We distribute three major categories of third-party console products, consisting principally of hardware; newly released and popular software titles; and budget and catalog software titles.

We procure products from suppliers principally using standard purchase orders based on our assessment of market demand, as well as pre-orders from retailers. We periodically enter into agreements with our suppliers that provide exclusive distribution rights to certain products. We carry inventory quantities that we believe are necessary to provide rapid response time to retailer orders. We utilize electronic data interchange (“EDI”), with many of our retailers to enhance the efficiency of placing and shipping orders.

Jack of All Games maintains warehouse facilities and sales offices in Ohio, Illinois, Toronto, Canada and New York. Products arrive at our warehouses where products are picked, packed and shipped to customers. We generally ship products by common carrier. Because we generally ship products within seven days of receipt of orders, backlog is not material to our business.

Manufacturing

Sony and Nintendo are the sole manufacturers of software products sold for use on their respective hardware platforms. We begin the manufacturing process for our published titles by placing a purchase order for the manufacture of our products with Sony or Nintendo and opening either a letter of credit in favor of the manufacturer or utilizing our line of credit with the manufacturer. We then send software code and a prototype of the product to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs for approval, defect testing and manufacture. Games manufactured by Sony and Nintendo are generally shipped within two weeks of receipt of our manufacturing order. Games for the Xbox must be manufactured by pre-approved manufacturers and are generally shipped within two weeks of receipt of our manufacturing order.

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

Competition

In our publishing business, we compete both for licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. Each of these competitors has the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television spots. These companies may also increase their own software development efforts or focus on developing software products for third-party platforms.

We also compete with domestic companies such as Electronic Arts, Activision, Acclaim Entertainment, THQ, Midway Games and international companies such as Sega, Vivendi, Ubi Soft, Infogrames, Eidos, Capcom, Konami and Namco. In addition, we believe that large software companies and media companies are increasing their focus on the interactive entertainment software market. Certain of our competitors are developing on-line interactive games and interactive networks that may compete with our products for consumer dollars. Some of our competitors have greater financial, technical, personnel and other resources than we do, and are able to carry larger inventories, adopt more aggressive pricing policies and make higher offers to licensors and developers for commercially desirable properties than we can. Competition in the entertainment software industry is based on product quality and features; brand name recognition; access to distribution channels; effectiveness of marketing; and price.

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

In our distribution business, we compete with large national companies such as Ingram Entertainment, as well as smaller regional distributors. We also compete with the efforts of the major entertainment software companies that distribute directly to retailers or over the Internet. Some of our competitors have greater financial, technical, personnel and other resources than we do, and are able to carry larger inventories, adopt more aggressive pricing policies and provide more comprehensive product selection than we can.

Intellectual Property

We develop proprietary software titles and have obtained the rights to publish and distribute software titles developed by third parties. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Although we generally do not hold any patents, we seek to obtain trademark and copyright registrations for our products.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. For fiscal 2002 and 2001, sales in international markets accounted for approximately 20.1% and 23.7%, respectively, of our net sales. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. See Note 19 to Consolidated Financial Statements.

Employees

As of November 30, 2002, we had 939 full-time employees. None of our employees are subject to a collective bargaining agreement. We consider our relations with employees to be good.

Item 2. Properties

In September 2002, we relocated our principal executive offices to 622 Broadway, New York, New York in approximately 50,000 square feet of space under a ten-year lease which provides for annual rent of approximately $1,500,000.

We also maintain offices at 575 Broadway, New York, New York in approximately 13,300 square feet of space under a five-year lease with 575 Broadway Corporation, a company controlled by the father of Ryan A. Brant, our Chairman. The lease provides for an annual rent of approximately $474,000 and expires in 2004. We believe that the terms of the lease are no less favorable than could have been obtained from an unaffiliated third-party. We intend to relocate our remaining operations to 622 Broadway and will seek to sublease the 575 Broadway space.

Take-Two Interactive Software Europe Limited leases 12,500 square feet of office space in Windsor, United Kingdom. The lease provides for a current annual rent of approximately $538,000, plus taxes and utilities, and expires in 2011. Rockstar North Limited (formerly DMA Design Limited) currently leases office space in Dundee and Edinburgh, Scotland, at an annual rent of approximately $400,000. Jack of All Games, Inc. leases approximately 13,000 square feet of office and warehouse space in College Point, New York. The lease provides for annual rent of $237,000, plus increases in real estate taxes, and expires in October 2006. Jack of All Games, Inc. also leases approximately 206,000 square feet of office and warehouse space in Cincinnati, Ohio. Jack of All Games, Inc. pays $750,000 per annum, plus taxes and insurance, under the lease, which expires in January 2006. VLM Entertainment Group Ltd. leases approximately 56,200 square feet of office and warehouse space in Ottawa, Illinois at an annual rent of $255,000 and expires in 2009. VLM Entertainment Group, Ltd. leases such space from its former stockholders and believes that the terms of the lease are no less favorable than could have been obtained from an unaffiliated third-party.

In addition, our other subsidiaries lease office space in Ontario and Vancouver, Canada; Paris, France; Munich, Germany; Sydney, Australia; Copenhagen, Denmark; Amsterdam, Holland; Milan, Italy; Vienna, Austria; Leighton Buzzard, UK and in Baltimore, Maryland; San Diego, California; and Fenton, Missouri for an aggregate annual rent of $1,275,000.

Item 3. Legal Proceedings

In October 2002, the United States District Court for the Southern District of New York granted final approval of an agreement to settle a consolidated class action lawsuit entitled Gershon Bassman v. Take-Two Interactive Software, Inc. for $7,500,000 in cash. We recorded $1,468,000 of class action settlement costs, which represents the settlement of $7,500,000 and related legal fees, net of $6,145,000 of insurance proceeds.

The Securities and Exchange Commission has issued a formal order of investigation into, among other things, certain accounting matters relating to our financial statements, periodic reporting and internal accounting control provisions of the federal securities laws.

We are involved in routine litigation in the ordinary course of our business, which in management’s opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information. Our common stock has traded since September 23, 1998 on the NASDAQ National Market under the symbol “TTWO.” From April 14, 1997 to September 22, 1998, our common stock traded on the NASDAQ SmallCap Market. The following table sets forth, for the periods indicated, the range of the high ask and low bid prices for the common stock as reported by NASDAQ. Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal Year Ended October 31, 2001

First Quarter	13.44	8.41
Second Quarter	14.63	10.44
Third Quarter	24.50	14.06
Fourth Quarter	21.62	6.44

Fiscal Year Ended October 31, 2002

First Quarter	19.50	9.30
Second Quarter	26.90	14.00
Third Quarter	27.05	16.09
Fourth Quarter	30.78	19.36

Fiscal Year Ending October 31, 2003

First Quarter
(through December 17, 2002)	31.48	22.95

The last reported sale price for our common stock on December 17, 2002 was $24.60. The number of record holders of our common stock was approximately 148 as of December 17, 2002. We believe that there are in excess of 1,000 beneficial owners of our common stock.

Dividend Policy. To date, we have not declared or paid any cash dividends. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend upon future earnings, capital requirements and other relevant factors. Our loan agreement with the bank prohibits us from paying cash dividends. We presently intend to retain all earnings to finance continued growth and development of our business and we do not expect to declare or pay any cash dividends in the foreseeable future.

Changes in Securities. In August 2002, we issued 242,450 shares of restricted common stock in connection with the acquisition of Barking Dog Studios Ltd. In connection with the above securities issuance, we relied on Section 4(2) and/or Regulation D or Regulation S promulgated under the Securities Act of 1933, as amended, as offerings to a limited number of “accredited investors” or Non-US Persons.

Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth certain information as of October 31, 2002 regarding outstanding options and warrants to purchase Common Stock that were outstanding on October 31, 2002.

	(a)		(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,763,746		$15.65	1,463,545

Equity compensation plans not approved by security holders	2,960,613	(1)	$12.30	–

Total	5,724,359		$13.92	1,463,545

(1)	Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders. These options and warrants are five years in duration, expire at various dates between December 2002 and July 2007, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under our stockholder approved plans.

Our Audit Committee engaged our external auditors to perform non-audit related tax services. This disclosure is made pursuant to Section 10A(i) (2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Ryan A. Brant, our Chairman, has entered into a Rule 10b5-1 trading plan to sell 60,000 shares.

Item 6. Selected Financial Data

Our consolidated financial information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements (including the notes thereto) contained elsewhere in this report.

(In thousands, except per share data)
	Years Ended October 31

Statement of Operations Data:	2002	2001(1)	2000	1999	1998(2)

Net sales	$793,976	$448,801	$364,001	$304,714	$194,052
Income from operations	122,715	25,841	33,309	27,381	10,690
Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	71,565	(1,295)	6,417	16,332	7,181
Net income (loss)	71,565	(8,580)	6,417	16,332	7,181
Net income (loss) per share
Basic	$1.88	$(.25)	$.23	$.79	$.49
Diluted	1.81	(.25)	.23	.76	.42
Net income (loss) per share attributable to common stockholders – Diluted (3)	1.81	(.25)	.23	.76	.37

Balance Sheet Data:	2002	2001	2000	1999	1998

Cash and cash equivalents	$108,369	$6,056	$5,245	$10,374	$2,763
Working capital	197,453	92,690	69,025	41,439	21,797
Total assets	492,960	359,512	330,257	231,712	109,385
Total debt	–	54,073	96,873	56,137	30,808
Total liabilities	136,518	139,451	160,065	146,609	73,820
Stockholders’ equity	356,442	220,061	170,192	85,103	35,566

(1)	Includes approximately $27 million of net sales, $8.9 million of income from operations and $5.3 million of income included in loss before extraordinary loss and cumulative effect of change in accounting principle, representing the effect of the adoption of Staff Accounting Bulletin 101 “Revenue Recognition” (SAB 101) in the first quarter of fiscal 2001. There was no impact on net loss.

(2)	Net income in 1998 includes acquired S corporation net income of $1,233,000.

(3)	Gives effect to distribution of $673,000 to S corporation shareholders prior to an acquisition in 1998.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
             (Dollars in thousands, except per share amounts)

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

Revenue Recognition

Our principal sources of revenues are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software titles or software titles licensed from third parties. Distribution revenues are derived from the sale of third-party software titles, hardware and accessories. Publishing activities generally generate significantly higher margins than distribution activities, with sales of PC software titles resulting in higher margins than sales of CDs or cartridges designed for video game consoles.

Effective November 1, 2000, in accordance with the adoption of SAB 101, “Revenue Recognition in Financial Statements”, we recognize revenue net of allowances for returns and price protection when title and risk of loss pass to customers (generally, upon receipt of products by customers). Prior to that date, we recognized revenue upon shipment. In accordance with Statement of Position 97-2 “Software Revenue Recognition” we recognize revenue when the price is fixed and determinable, upon persuasive evidence of an agreement, our fulfillment of our obligations under any such agreement and a determination that collection is probable. Our payment arrangements with customers provide primarily 60 day terms and to a limited extent with certain customers 30 or 90 day terms. We may not have a reliable basis to estimate returns and allowances for certain customers or may be unable to determine that collection of receivables is probable. In such circumstances, we defer revenue at the time of sale and recognize revenue when collection of the related receivable becomes probable or cash is collected.

Returns and Reserves

We generally accept returns and grant price protection in connection with our publishing arrangements. We establish a reserve for future returns of published titles and price protection based primarily on historical return rates, return policies and price protection policies, and recognize revenue net of allowances for returns and price protection. Our distribution arrangements with customers generally do not give them the right to return titles or to cancel firm orders. However, we sometimes accept returns for stock balancing and negotiate accommodations to customers, which includes price discounts, credits and returns, when demand for specific titles falls below expectations. The historical product return rate for our distribution business has been substantially less than for our publishing business. If future returns significantly exceed established reserves, our operating results would be adversely affected.

Prepaid Royalties

Our agreements with licensors and developers generally provide us with exclusive publishing rights and require us to make advance royalty payments that are recouped against royalties due to the licensor or developer based on product sales. Prepaid royalties are amortized as cost of sales on a title by title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales. We continually evaluate the recoverability of prepaid royalties and charge to cost of sales the amount that management determines is probable that will not be recouped at the contractual royalty rate in the period in which such determination is made or if we determine that we will cancel a development project. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. See Note 2 to Consolidated Financial Statements.

Capitalized Software Development Costs

We capitalize internal software development costs subsequent to establishing technological feasibility of a title. Capitalized software development costs represent the costs associated with the internal development of our publishing products. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. We continually evaluate the recoverability of capitalized software costs and will charge to cost of sales any amounts that are deemed unrecoverable or for projects that we will abandon. See Note 2 to Consolidated Financial Statements.

Income Taxes

Income tax assets and liabilities are determined by taxable jurisdiction. We do not provide taxes on undistributed earnings of our international subsidiaries. The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was approximately $41,900 and $36,000 for the years ended October 31, 2002 and 2001, respectively. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends to us.

Recently Adopted Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products, which is a codification of EITF 00-14, 00-22 and 00-25. This EITF presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. We have early adopted EITF 01-09 effective November 1, 2001. The adoption of the new standard did not have a material impact on the consolidated condensed financial statements. The prior period financial statements have been reclassified in accordance with this statement and as a result, net sales and selling and marketing expenses have been reduced by $2,255 for fiscal 2001, with no impact on reported net loss.

Effective November 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) in its entirety and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill not be amortized, but be tested at least annually for impairment. Upon completion of the transitional impairment test, the fair value for each of our reporting units exceeded the reporting unit’s carry amount and no impairment was indicated.

SFAS 142 requires an annual test for impairment of goodwill, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In assessing potential impairment of goodwill, the Company determines the implied fair value of each reporting unit using discounted cash flow analysis and compares such values to the respective reporting unit’s carrying amount. The Company performs its annual test for indication of goodwill impairment in the fourth quarter of each fiscal year. At October 31, 2002, the fair value of the Company’s reporting units exceeded the carrying amounts and no impairment was indicated.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations, and sets forth net sales by territory, sales mix, platform and principal products:

	Years Ended October 31,

Operating data:	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales
Product costs	51.5	63.2	59.6
Royalties	10.2	4.1	4.8
Software development costs	1.0	0.9	0.4
Total cost of sales	62.7	68.2	64.8
Selling and marketing	9.8	11.8	11.8
General and administrative	9.0	10.0	10.0
Research and development	1.5	1.4	1.6
Depreciation and amortization	1.5	2.8	2.4
Interest expense, net	0.1	1.9	1.7
(Gain) loss on Internet securities	–	4.8	–
Provision (benefit) for income taxes	6.2	(0.5)	0.7
Extraordinary loss on early extinguishment of debt	–	(0.4)	–
Net income (loss)	9.0	(1.9)	1.8

Net Sales by Territory:
North America	79.9%	76.3%	71.6%
International	20.1	23.7	28.4

Net Sales Mix:
Publishing	71.5%	53.9%	51.1%
Distribution	28.5	46.1	48.9

Platform Mix (publishing):
Console	83.9%	57.5%	50.6%
PC	14.3	35.7	36.9
Accessories and Hand-held	1.8	6.8	12.5

Principal Products:
Grand Theft Auto 3, PS2 (released October 2001)	30.0%	7.4%	–%
Grand Theft Auto: Vice City, PS2 (released October 2002)	7.6	–	–
Grand Theft Auto3, PC (released May 2002)	3.1	–	–
Max Payne, PS2 (released December 2001)	6.7	–	–
Max Payne, Xbox (released December 2001)	3.0	–	–
Max Payne, PC (released July 2001)	0.4	5.2	–
State of Emergency, PS2 (released February 2002)	4.4	–	–
Midnight Club, PS2 (released October 2000)	1.1	4.2	2.7
Smuggler’s Run, PS2 (released October 2000)	0.3	3.0	3.3
Ten largest titles	59.9	31.4	16.4

Business Acquisitions and Dispositions

In November 2002, we acquired all of the outstanding capital stock of Angel Studios, Inc., the developer of Midnight Club and Smuggler’s Run, for $28,500 in cash and 235,679 shares of restricted common stock (valued at $6,557). We currently anticipate that this acquisition will not have a significant effect on our fiscal 2003 operating results.

In August 2002, we acquired all of the outstanding capital stock of Barking Dog Studios, a Canadian-based development studio, $3,000 in cash and for 242,450 shares of restricted common stock.(valued at $3,801). The acquisition of Barking Dog did not have a significant effect on our fiscal 2002 operating results.

In July 2001, we sold all of the outstanding capital stock of Jack of All Games UK, a video game distributor, to Jay Two Limited, an unaffiliated third-party controlled by Freightmasters Ltd., for approximately $215. In connection with the sale, the purchaser assumed net liabilities of $436. We recorded a gain on this sale of $651. The sale of Jack of All Games UK did not have a significant effect on our fiscal 2001 or 2002 operating results.

In July 2001, we acquired all of the outstanding capital stock of Techcorp Limited, a Hong Kong based design and engineering firm specializing in video game accessories, for 30,000 shares of restricted common stock (valued at $572) and $100 in cash. The acquisition of Techcorp did not have a significant effect on our fiscal 2001 operating results.

In November 2000, we acquired all of the capital stock of VLM Entertainment Group Inc., a third-party video game distributor, for $2,000 in cash and 875,000 shares of common stock (valued at $8,039). VLM accounted for 14.5% of our distribution revenues in fiscal 2001.

In February 2000, we sold Falcon Ventures d/b/a DVDWave.com, an online provider of music CDs, to eUniverse, Inc. and recorded a gain of $1,976. Falcon Ventures accounted for an insignificant portion of our revenues and accounted for an operating loss of approximately $1,100 during fiscal 2000.

We sold Toga Holdings BV to Gameplay.com plc in October 2000. During fiscal 2000, Toga’s operations did not contribute to our revenues and accounted for an operating loss of approximately $1,500. We incurred a loss of $286 in connection with the sale of Toga. In connection with the sale of Toga, we entered into a Joint Exploitation Agreement with Gameplay pursuant to which we acquired Neo Software Productions GMBH, a software developer based in Austria. Neo Software developed Max Payne for Microsoft’s Xbox.

We purchased Toga, the parent of Pixel Broadband Studios Ltd. in March 2000 as part of our Internet strategy for $4,500 in cash and 2,561,000 shares of common stock (valued at $35,578). Pixel had developed leading-edge software technology, which enabled broadband carriers to deliver persistent online gameplay via satellite, cable and wireless communications devices. We intended to combine Pixel’s business with the gaming content of our Rockstar video game publishing subsidiary with a view toward obtaining financing to operate this business independently. Due to unfavorable market conditions, we abandoned a proposed financing in July 2000. We incurred a charge of $1,103 consisting primarily of professional fees related to the abandoned offering.

We acquired PopTop Software, Inc., an independent software developer, in July 2000 for 559,100 shares of common stock (valued at $5,836). PopTop’s operations did not contribute to our revenues and its loss did not significantly affect our net income during fiscal 2000.

In April 2000, we acquired the remaining 80.1% of the stock of Gathering of Developers, Inc. that we did not already own for 1,060,000 shares of common stock (valued at $10,402). Prior to the acquisition, we had a distribution and publishing arrangement with Gathering under which we were entitled to receive a distribution fee of 20% of net receipts derived from sales of PC products. Products sold under this arrangement accounted for approximately 6.3% of our net sales and 18.0% of our net income for the year ended October 31, 1999, and approximately 9.7% of our net sales and 9.3% of our net income during fiscal 2000.

Fiscal Year Ended October 31, 2002 and 2001

Net Sales. Net sales increased by $345,175, or 76.9%, to $793,976 for fiscal 2002 from $448,801 for fiscal 2001. The increase was primarily attributable to growth in publishing operations. Included in net sales for fiscal 2001 was $27,230 attributable to the adoption of SAB 101. See Note 2 to Consolidated Financial Statements.

Publishing revenues increased by $326,251, or 134.9%, to $568,089 for fiscal 2002 from $241,838 for fiscal 2001. The increase was primarily attributable to the continued strong sales of Grand Theft Auto 3 for PlayStation 2 and the release of Grand Theft Auto: Vice City for the PlayStation 2, Max Payne for the PlayStation 2 and Xbox, State of Emergency for the PlayStation 2 and Grand Theft Auto 3 for the PC. Publishing revenues represented 71.5% and 53.9% of net sales for fiscal 2002 and 2001, respectively. Fiscal 2001 included $20,632 attributable to the adoption of SAB 101.

Products designed for video game console platforms accounted for 83.9% of fiscal 2002 publishing revenues as compared to 57.5% for fiscal 2001. The increase was primarily attributable to continued sales of Grand Theft Auto 3 for PlayStation 2 and the release of Grand Theft Auto: Vice City for the PlayStation 2, Max Payne for PlayStation 2 and Xbox and State of Emergency for PlayStation 2. Products designed for the PC accounted for approximately 14.3% of fiscal 2002 publishing revenues as compared to 35.7% for fiscal 2001. The decrease is a result of fewer PC titles released during the current year.

Distribution revenues increased by $18,924, or 9.1%, to $225,887 for fiscal 2002 from $206,963 for fiscal 2001. The increase was primarily attributable to the commercial introduction of Xbox and GameCube and the continued rollout of PlayStation 2 and the sale of software for these console platforms. Distribution revenue represented 28.5% and 46.1% of net sales for fiscal 2002 and 2001, respectively. Fiscal 2001 included $6,598 attributable to the adoption of SAB 101.

International operations accounted for approximately $159,245, or 20.1% of net sales for fiscal 2002 compared to $106,566 or 23.7% for fiscal 2001. The increase in absolute dollars was primarily attributable to expanded publishing operations in Europe, including the release of Max Payne and State of Emergency for PlayStation 2, Grand Theft Auto 3 for the PC and continued sales of Grand Theft Auto 3 for PlayStation 2. We expect that international sales will continue to account for a significant portion of our revenue. Grand Theft Auto: Vice City for the PlayStation 2 was released in November 2002 in international markets.

Cost of Sales. Cost of sales increased by $191,678, or 62.6%, to $497,942 for fiscal 2002 from $306,264 for fiscal 2001. Cost of sales as a percentage of net sales decreased to 62.7% for fiscal 2002 from 68.2% for fiscal 2001.

Product costs increased $125,522, or 44.3%, to $409,044 for fiscal 2002 from $283,522 from fiscal 2001, but decreased as a percentage of net sales to 51.5% for fiscal 2002 from 63.2% for fiscal 2001. The decrease in cost of sales as a percentage of net sales was due to the higher proportion of publishing revenues which have lower product costs than distribution revenues, partly offset by the shift in publishing product mix to higher cost console titles from lower cost PC titles. Fiscal 2002 includes $3,064 of litigation settlement costs relating to a distribution agreement, while fiscal 2001 includes an impairment charge of $3,397 relating to a reduction in the value of certain acquired Internet assets. Product costs in fiscal 2001 included $18,335 related to the adoption of SAB 101.

Royalties increased $62,201, or 334.9%, to $80,774 for fiscal 2002 from $18,573 for fiscal 2001. Royalties as a percentage of sales for fiscal 2002 increased to 10.2% from 4.1% for fiscal 2001. The increases were due to higher royalty payments and increased amortization of prepaid royalties as a result of increased product sales, principally for State of Emergency, Max Payne, Midnight Club and Smuggler’s Run. In addition, we wrote off $14,122 of prepaid royalties, principally due to the termination of several projects in 2002. We also implemented a royalty program for certain of our development personnel. We currently anticipate that this royalty program will constitute a significant expense in the foreseeable future.

Software development costs increased $3,955, or 94.9%, to $8,124 for fiscal 2002 from $4,169 for fiscal 2001. Software development costs as a percentage of net sales remained relatively constant from year to year. The increase in absolute dollars reflects higher amortization principally related to the Grand Theft Auto titles. These software development costs relate to our internally developed titles.

In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Selling and Marketing. Selling and marketing expenses increased by $24,992, or 47.2%, to $77,990 for fiscal 2002 from $52,998 for fiscal 2001. The increase was attributable to television and other advertising expenses relating to Grand Theft Auto 3, Max Payne, Grand Theft Auto: Vice City and Conflict Desert Storm during fiscal 2002. Selling and marketing expenses as a percentage of net sales declined to 9.8% for fiscal 2002 from 11.8% for fiscal 2001.

General and Administrative. General and administrative expenses increased by $26,677, or 59.5%, to $71,544 for fiscal 2002 from $44,867 for fiscal 2001. General and administrative expenses as a percentage of net sales declined to 9.0% for fiscal 2002 from 10.0% for fiscal 2001. The increase in absolute dollars was attributable to increased personnel expenses primarily relating to salaries of additional executive, financial, accounting and information technology personnel and legal and professional fees incurred in connection with legal proceedings and regulatory matters and litigation settlement costs relating to a distribution arrangement.

Research and Development. Research and development costs increased by $5,334, or 86.2% to $11,524 for fiscal 2002 from $6,190 for fiscal 2001. Research and development costs as a percentage of net sales remained relatively constant from year to year. The increase in absolute dollars was attributable to bonus compensation, increased staffing levels and the acquisition of Barking Dog. Once software development projects reach technological feasibility, which is relatively early in the process, a substantial portion of our research and development costs are capitalized and subsequently amortized as cost of goods sold.

Depreciation and Amortization. Depreciation and amortization expense of $12,261 for fiscal 2002 decreased $380, or 3.0%, from $12,641 for fiscal 2001. The decrease was due to our adoption of SFAS 142, and was partly offset by increased costs related to the implementation of a new accounting software system and amortization related to the Max Payne acquisition. Depreciation and amortization expense costs as a percentage of net sales decreased to 1.5% for fiscal 2002 from 2.8% for fiscal 2001.

Income from Operations. Income from operations increased by $96,874, or 374.9%, to $122,715 for fiscal 2002 from $25,841 for fiscal 2001, due to the changes referred to above.

Interest Expense, net. Interest expense decreased by $8,030, or 94.4%, to $480 for fiscal 2002 from $8,510 for fiscal 2001. The decrease was attributable to substantially lower levels of borrowing from our credit facilities and interest income earned on invested cash.

Gain on Sale of Subsidiary. We recorded a non-operating gain on the sale of our Jack of All Games UK subsidiary during fiscal 2001.

(Gain) Loss on Internet Investments. For fiscal 2002, we recognized a gain of $181 from the sale of marketable securities. During fiscal 2001, we incurred an impairment charge of $21,477 relating primarily to our investments in Gameplay and eUniverse to reflect other than temporary declines in the value of these investments.

Class Action Settlement Costs. During fiscal 2002, we recorded $1,468 of class action settlement costs, which represents a settlement of $7,500 and related legal fees, net of $6,145 of insurance proceeds.

Provision for Income Taxes. We incurred income tax expense of $49,383 for fiscal 2002 as compared to a benefit of $2,200 for fiscal 2001. The increase was primarily attributable to increased taxable income. The difference between the statutory rate and the effective rates of 40.8% and (62.9%) for fiscal 2002 and 2001, respectively, primarily is the result of state and foreign tax rate differentials and non-deductible items, such as amortization of intangibles.

At October 31, 2002, we had capital loss carryforwards totaling approximately $21,000. The capital loss carryforwards expire in fiscal 2006. Failure to achieve sufficient levels of taxable income from capital transactions might affect the ultimate realization of the capital loss carryforwards. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of our net appreciated assets to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits.

Extraordinary Loss on Early Extinguishment of Debt. During fiscal 2001, we incurred an extraordinary charge of $1,948, net of taxes, upon the early repayment of $15,000 of subordinated indebtedness.

Cumulative Effect of Change in Accounting Principle. In connection with the adoption of SAB 101, we recognized a cumulative effect of $5,337, net of taxes of $3,558, in fiscal 2001.

Net Income. For fiscal 2002, we achieved net income of $71,565, as compared to net loss of $8,580 for fiscal 2001.

Fiscal Year Ended October 31, 2001 and 2000

Net Sales. Net sales increased by $84,800, or 23.3%, to $448,801 for fiscal 2001 from $364,001 for fiscal 2000. The increase was attributable to growth in both publishing and distribution operations and acquisitions. The adoption of SAB 101 effective November 2000 to recognize revenue when both title and all risks of loss pass to customers resulted in an increase in net sales of $27,230. Fiscal 2000 sales that were previously recognized upon product shipment were effectively reversed with the adoption of SAB 101 and reported upon receipt by the customer as sales in the first quarter of fiscal 2001. In fiscal 2001, we implemented changes to our practices to significantly reduce shipment time near quarter and year end.

Publishing revenues increased by $55,720 or 29.9%, to $241,838 for fiscal 2001 from $186,118 for fiscal 2000. The increase was primarily attributable to the release of Grand Theft Auto 3 for PlayStation 2 and Max Payne for the PC, and included $20,632 resulting from the adoption of SAB 101. Publishing activities accounted for approximately 53.9% of net sales in fiscal 2001.

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

Distribution revenues increased by $29,080, or 16.3%, to $206,963 for fiscal 2001 from $177,883 for fiscal 2000. The increase was attributable to the continued rollout of Sony’s PlayStation 2, and included $6,598 relating to the adoption of SAB 101. VLM Entertainment Group, which was acquired in November 2000, accounted for 14.5% of our distribution revenues in fiscal 2001. In fiscal 2001, distribution activities accounted for approximately 46.1% of net sales, with video game hardware and peripherals accounting for 20.1% of net sales.

International operations accounted for approximately $106,566 or 23.7% of net sales in fiscal 2001 compared to $103,315 or 28.4% in fiscal 2000. The percentage decrease was attributable to the growth in our North American operations. In recent periods, we placed increasing emphasis on expanding publishing activities in Europe, and we sold our Jack of All Games UK distribution subsidiary in July 2001.

Cost of Sales. Cost of sales increased by $70,286, or 29.8%, to $306,264 for fiscal 2001 from $235,978 for fiscal 2000. Cost of sales as a percentage of net sales increased to 68.2% for fiscal 2001 from 64.8% for fiscal 2000.

Product costs increased $66,345, or 30.5%, to $283,522 for fiscal 2001 from $217,177 for fiscal 2000, and increased as a percentage of net sales to 63.2% for fiscal 2001 from 59.6% for fiscal 2000. The increases reflect higher production costs associated with the development of next-generation software titles and the shift in publishing product mix to higher cost console titles from lower cost PC titles. The 2001 period includes a non-cash impairment charge of $3,397 relating to a reduction in the value of certain Internet assets. Product costs in fiscal 2001 included $18,335 related to the adoption of SAB 101.

Royalties increased $1,223, or 7.0%, to $18,573 for fiscal 2001 from $17,350 from the comparable period in the prior year. Royalties as a percentage of sales for fiscal 2001 decreased to 4.1% from 4.8% for the comparable period in 2000. The increase in absolute dollars was due to higher amortization and write-downs. The decrease in royalties as a percentage of net sales was due primarily to sales of internally developed products.

Software development costs increased $2,718, or 187.3%, to $4,169 for fiscal 2001 from $1,451 for fiscal 2000. Software development costs as a percentage of net sales increased to 0.9% in fiscal 2001 from 0.4% in fiscal 2000. The increases reflect higher amortization due to sales of internally developed titles and the 2001 write-down of $389 relating to impairment in the value of certain Internet assets.

Selling and Marketing. Selling and marketing expenses increased by $10,144, or 23.7%, to $52,998 for fiscal 2001 from $42,854 for fiscal 2000. The increase was primarily attributable to increased advertising activities relating to our new releases in 2001. Selling and marketing expenses as a percentage of net sales remained constant from year to year.

General and Administrative. General and administrative expenses increased by $8,458, or 23.2%, to $44,867 for fiscal 2001 from $36,409 for fiscal 2000. General and administrative expenses as a percentage of net sales remained constant from year to year at 10.0%. The increase in absolute dollars was attributable to increased salaries and rent necessary to support our expanded operations and increased bad debt expenses.

Research and Development. Research and development costs increased by $522, or 9.2%, to $6,190 for fiscal 2001 from $5,668 for fiscal 2000. Research and development costs as a percentage of net sales remained relatively constant from year to year.

Depreciation and Amortization. Depreciation and amortization expense increased by $3,961, or 45.6%, to $12,641 for fiscal 2001 from $8,680 for fiscal 2000. Depreciation and amortization expense as a percentage of net sales increased to 2.8% for fiscal 2001 from 2.4% for fiscal 2000. The increases were attributable to amortization of intangible assets as a result of business acquisitions offset by the impact of sales of businesses made in fiscal 2000 and fiscal 2001.

Income from Operations. Income from operations decreased by $7,468, or 22.4%, to $25,841 for fiscal 2001 from $33,309 for fiscal 2000 due to the changes referred to above .

Interest Expense, net. Interest expense increased by $2,441, or 40.2% to $8,510 for fiscal 2001 from $6,069 for fiscal 2000. The increase was attributable to higher levels of borrowings during 2001. Interest expense as a percentage of net sales remained relatively constant from year to year.

Gain on Sale of Subsidiary. We sold Jack of All Games UK in July 2001 and recorded a gain on sale of $651. Fiscal 2000 includes a gain of $1,976 relating to the sale of Falcon Ventures, partly offset by a $286 loss relating to the sale of Toga Holdings.

(Gain) Loss on Internet Investments. We incurred non-cash impairment charges of $21,477 during fiscal 2001 relating to our Internet related investments to reflect other than temporary declines in the value of such investments.

Income Taxes. Income tax expense decreased by $4,744 for fiscal 2001 from fiscal 2000. The decrease was attributable to tax losses in fiscal 2001 compared to taxable income in fiscal 2000. We recorded an income tax benefit of $2,200 for fiscal 2001 compared to an income tax provision of $2,544 for fiscal 2000. The difference between the statutory and effective tax rate in 2001 and 2000 of (62.9%) and 28.4%, respectively, is the result of state and foreign tax rate differentials partially offset by non-deductible items, such as amortization of goodwill and intangible assets.

Extraordinary Loss on Early Extinguishment of Debt. We incurred an extraordinary charge of $1,948, net of taxes of $1,217, upon the early extinguishment of debt of $15,000 in July 2001.

Cumulative Effect of Change in Accounting Principle. In connection with our adoption of SAB 101, we recognized a cumulative effect of $5,337, net of taxes of $3,558.

Net income (loss). As a result of the foregoing, for fiscal 2001, we incurred a net loss of $8,580 as compared to net income of $6,417 for fiscal 2000.

Liquidity and Capital Resources

Our primary cash requirements have been and will continue to be to fund developing, manufacturing, publishing and distributing our products. We have historically satisfied our working capital requirements primarily through cash flow from operations, the issuance of equity securities and bank borrowings. At October 31, 2002, we had working capital of $197,453 as compared to working capital of $92,690 at October 31, 2001.

Our cash and cash equivalents increased $102,313 to $108,369 at October 31, 2002, from $6,056 at October 31, 2001. The increase is primarily attributable to $144,998 of cash provided by operating activities, partly offset by $18,084 used in investing activities and by $31,988 used in financing activities.

Net cash provided by operating activities for fiscal 2002 was $144,998 compared to $27,319 of cash provided for fiscal 2001 and $54,230 of cash used in operating activities for fiscal 2000. The increase in cash provided was primarily attributable to increased net income in 2002 and our focus on working capital management in both fiscal 2002 and 2001. The increase in cash provided from operations for fiscal 2002 was also attributable to increases in accounts payable and accrued expenses, partly offset by increased levels of inventories, prepaid expenses and accounts receivable. In fiscal 2000, we invested substantial funds in our next-generation entertainment software publishing subsidiaries and products. We believe that such investments will continue to be reflected in future cash flow from operations.

Net cash used in investing activities for fiscal 2002 was $18,084 as compared to net cash used in investing activities of $13,479 for fiscal 2001 and $12,906 in fiscal 2000. The increase in 2002 is primarily attributable to the acquisition of the Max Payne intangible assets and the Barking Dog development studio and increased expenditures for fixed assets. Net cash used in investing activities in 2001 related primarily to the purchase of fixed assets and to a lesser extent acquisitions. Net cash used in investing activities in 2000 related primarily to acquisitions.

Net cash used in financing activities for fiscal 2002 was $31,988, as compared to net cash used in financing activities of $11,790 for fiscal 2001 and net cash provided by financing activities of $70,535 for fiscal 2000. The increase in net cash used in financing activities for fiscal 2002 was primarily attributable to the absence of private placement proceeds this year and the repayment of indebtedness. Net cash used in fiscal 2001 related primarily to the repayment of indebtedness offset by proceeds from equity offerings and the exercise of stock options and warrants. Net cash provided by financing activities in fiscal 2000 was primarily due to proceeds from borrowings and equity offerings.

In December 1999, we entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on our consolidated leverage ratio (as defined). We are required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by our accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of our domestic subsidiaries. Borrowings under the agreement are reduced by the amount of outstanding letters of credit, which were $5,546 at October 31, 2002. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of October 31, 2002, we were in compliance with such covenants. The loan agreement limits or prohibits us from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. We had no outstanding borrowings under the revolving line of credit as of October 31, 2002.

In February 2001, our United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $20,500. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by us. Borrowings under the agreement are reduced by the amount of outstanding guarantees, which were $235 at October 31, 2002. The facility expires on March 31, 2004. We had no outstanding borrowings under this facility as of October 31, 2002.

For fiscal 2002, 2001 and 2000, we received proceeds of $23,308, $22,931 and $6,921, respectively, relating to the exercise of stock options and warrants.

In July 2000, we entered into a subordinated loan agreement with Finova Mezzanine Capital under which we borrowed $15,000, evidenced by a five-year promissory note bearing interest at a rate of 12.5% per annum, payable monthly. In connection with the loan, we issued to Finova warrants to purchase 451,747 shares of common stock at an exercise price of $11.875 per share. We incurred an extraordinary charge of $1,948, net of taxes, upon the early repayment of this indebtedness in July 2001.

In November 2002, we acquired all of the outstanding capital stock of Angel Studios, Inc. for $28,500 in cash and 235,679 shares of restricted common stock (valued at $6,557).

Our accounts receivable, less an allowance for doubtful accounts, returns and price protection at October 31, 2002 was $108,441. Of such receivables, two retail customers, Wal-Mart and Best Buy, accounted for 13.7% and 10.0%, respectively, of the receivable balance at October 31, 2002. Most of our receivables are covered by insurance, with certain limits, in the event of a customer’s bankruptcy or insolvency. Generally, we have been able to collect our receivables in the ordinary course of business. We do not hold any collateral to secure payment from customers. As a result, we are subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due and such accounts are not covered by insurance, we could be required to increase our allowance for doubtful accounts, which could adversely affect our liquidity and working capital position. We had accounts receivable days outstanding of 45 days for the three months ended October 31, 2002, as compared to 70 days for the three months ended October 31, 2001.

In September 2002, we relocated our principal executive offices to 622 Broadway, New York, New York. We estimate that we will incur approximately $4,000 in capital expenditures for renovations and leasehold improvements. In connection with signing a ten year lease, we provided a standby letter of credit of $1,560, expiring December 31, 2003. As a result of the relocation, during fiscal 2002, we recorded expenses of $514 related to lease costs with regard to our former executive offices. In addition, we expect to spend approximately $2,000 in connection with the implementation of accounting software systems in our international operations. We have no other material commitments for capital expenditures.

We may continue to incur significant legal, accounting and other professional fees and expenses in connection with pending regulatory matters.

Based on our currently proposed operating plans and assumptions, we believe that projected cash flow from operations and available cash resources, including amounts available under our lines of credit, will be sufficient to satisfy our cash requirements for the reasonably foreseeable future.

Contractual Obligations and Contingent Liabilities and Commitments

Our offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from January 2003 to October 2011. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through July 2005. Our future minimum rental payments for the year ending October 31, 2003 are $6,210 and aggregate minimum rental payments through applicable lease expirations are $33,677.

During fiscal 2002, we entered into distribution agreements under which we purchase various software games. These agreements, which expire between April 1, 2003 and September 30, 2004, require minimum guaranteed aggregate payments of $13,595 at October 31, 2002. These agreements are collateralized by standby letters of credit of $3,986 at October 31, 2002. Additionally, assuming performance by third-party developers, we have outstanding commitments under various software development agreements to pay developers an aggregate of $19,129 during fiscal 2003.

In connection with our acquisition of the publishing rights to the franchise of Duke Nukem PC and video games in December 2000, we are contingently obligated to pay $6,000 in cash upon delivery of the final version of Duke Nukem Forever for the PC. In addition, in connection with our acquisition of the Max Payne product franchise, we are contingently liable to make aggregate payments of up to $8,000 in cash upon the timely delivery of the final version of Max Payne 2 for the PC and the achievement of certain sales targets for such product. The payables will be recorded when the contingencies are resolved.

Fluctuations in Operating Results and Seasonality

We have experienced fluctuations in quarterly operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers’ forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our titles are also seasonal, with peak shipments typically occurring in the fourth calendar quarter (our fourth and first fiscal quarters) as a result of increased demand for titles during the holiday season. Quarterly comparisons of operating results are not necessarily indicative of future operating results.

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. For fiscal 2002 and 2001, sales in international markets accounted for approximately 20.1% and 23.7%, respectively, of our net sales. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Recently Issued Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the expected impact of the adoption of SFAS 143 on the Company’s financial condition, cash flows and results of operations. The Company will adopt the standard in the first quarter of fiscal 2003.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We are currently evaluating the expected impact of the adoption of SFAS 144 on our financial condition and results of operations. We will adopt the standard in the first quarter of fiscal 2003.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for us would be November 1, 2002. Upon adoption, the $1,948 loss on extinguishment of debt that was previously classified as an extraordinary item will be reclassified to non-operating expenses. We do not expect that the rescission of SFAS No. 4 will have a material impact on our financial condition, cash flows or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of such costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are currently evaluating the expected impact of the adoption of SFAS 146 on our financial condition, cash flows and results of operations.

Cautionary Statement and Risk Factors

Safe Harbor Statement under the Securities Litigation Reform Act of 1995: We make statements in this report that are considered forward-looking statements under federal securities laws. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to them. The words “expect,” “anticipate,” “believe,” “may,” “estimate,” “intend” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions including, but not limited to, the following which could cause our actual results, performance or achievements to be materially different from results, performance or achievements, expressed or implied by such forward-looking statements:

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

A significant portion of our revenues is derived from a limited number of titles. Our ten best selling titles accounted for approximately 59.9% of our revenues for the year ended October 31, 2002, with Grand Theft Auto 3 for the PlayStation 2 accounting for 30.0% of our revenues, Grand Theft Auto: Vice City for PlayStation 2 accounting for 7.6% of our revenues and Max Payne for the PlayStation 2 accounting for 6.7% of our revenues. Our ten best selling titles accounted for approximately 31.4% of our revenues for the year ended October 31, 2001. For this period, Grand Theft Auto 3 for the PlayStation 2 accounted for 7.4% of our revenues; Midnight Club for the PlayStation 2 accounted for 4.2% of our revenues; Smuggler’s Run for the PlayStation 2 accounted for 3.0% of our revenues; and Max Payne for the PC accounted for 5.2% of our revenues, with each of the next three titles accounting for between 1.9% and 3.0% of our revenues. Our ten best selling titles accounted for 16.4% of our revenues for the year ended October 31, 2000. Each of Grand Theft Auto, Midnight Club and the Smuggler’s Run titles accounted for approximately 3.0% of our revenues for the year ended October 31, 2000, with each of the next four titles accounting for between 1.2% and 2.3% of our revenues. Our future titles may not be commercially viable. If we fail to continue to develop and sell new, commercially successful titles, our revenues and profits may decrease substantially and we may incur losses.

Our quarterly operating results may vary significantly, which could cause our stock price to decline. We have experienced and may continue to experience wide fluctuations in quarterly operating results. The interactive entertainment industry is highly seasonal, with sales typically higher during the fourth and first calendar quarters, due primarily to the increased demand for games during and immediately following the holiday buying season. Our failure or inability to introduce products on a timely basis to meet seasonal fluctuations in demand will harm our business and operating results. These fluctuations could also cause our stock price to decline. Other factors that cause fluctuations include:

•	delays in the introduction of new titles;
•	the size and timing of product and corporate acquisitions;
•	variations in sales of titles designed to operate on particular platforms;
•	development and promotional expenses relating to the introduction of new titles;
•	sequels or enhancements of existing titles;
•	availability of hardware platforms;
•	the timing and success of title introductions by our competitors;
•	product returns;
•	the accuracy of retailers’ forecasts of consumer demand; and
•	the timing of orders from major customers.

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

The interactive entertainment software industry is cyclical, and we may fail to anticipate changing consumer preferences. Our business is subject to all of the risks generally associated with the interactive entertainment software industry, which has been cyclical in nature and has been characterized by periods of significant growth followed by rapid declines. Our future operating results will depend on numerous factors beyond our control, including:

•	the popularity, price and timing of new software and hardware platforms being released and distributed by us and our competitors;
•	international, national and regional economic conditions, particularly economic conditions adversely affecting discretionary consumer spending;
•	changes in consumer demographics;
•	the availability of other forms of entertainment; and
•	critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted.

In order to plan for acquisition and promotional activities we must anticipate and respond to rapid changes in consumer tastes and preferences. A decline in the popularity of interactive entertainment software or particular platforms could cause sales of our titles to decline dramatically. The period of time necessary to develop new game titles, obtain approvals of manufacturers and produce CD-ROMs or game cartridges is unpredictable. During this period, consumer appeal of a particular title may decrease, causing sales to decline.

Rapidly changing technology and platform shifts could hurt our operating results. The interactive entertainment industry in general is associated with rapidly changing technology, which often leads to software and platform obsolescence and significant price erosion over the life of a product. The introduction of new platforms and technologies can render existing software titles obsolete or unmarketable. As more advanced platforms achieve market acceptance, consumer demand for software for older platforms declines. Obsolescence of software or platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers, which would have a material adverse effect on our operating results.

We are devoting development resources primarily on products designed for Sony’s PlayStation 2 and Microsoft’s Xbox. If consumer demand for these platforms declines as a result of the next hardware transition cycle, we may experience lower than expected sales or losses from products designed for these platforms.

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

Returns of our published titles and markdown allowances may adversely affect our operating results. We are exposed to the risk of product returns and markdown allowances with respect to our customers. Our distribution arrangements with customers generally do not give them the right to return titles to us or to cancel firm orders; however, at our discretion, we may accept product returns for stock balancing or defective products. In addition, we sometimes negotiate accommodations to customers, including price discounts, credits and product returns, when demand for specific products falls below expectations. We generally accept returns and grant price protection in connection with our publishing arrangements. We establish a reserve for future returns and markdown allowances for published titles based primarily on these return policies and historical return rates, and we report our revenues net of returns. If return rates and markdown allowances for our published titles significantly exceed our reserves, our revenues will decline and we could incur losses.

The interactive entertainment software industry is highly competitive. We compete for both licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. Each of these competitors has the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television spots. These companies may also increase their own software development efforts or focus on developing software products for third-party platforms. We also compete with domestic and international companies, large software companies and media companies. Some of our competitors have greater financial, technical, personnel and other resources than we do, and are able to carry larger inventories, adopt more aggressive pricing policies and make higher offers to licensors and developers for commercially desirable properties than we can. Our titles, also compete with other forms of entertainment such as motion pictures, television and audio and video products featuring similar themes, online computer programs and forms of entertainment which may be less expensive or provide other advantages to consumers.

Our distribution business also operates in a highly competitive environment. The intense competition that characterizes our industry is based primarily on breadth, availability and quality of product lines; price; terms and conditions of sale; credit terms and availability; speed and accuracy of delivery; and effectiveness of sales and marketing programs. Our competitors include regional, national and international distributors, as well as hardware manufacturers and software publishers. We may lose market share or be forced in the future to reduce our prices in response to the actions of our competitors, and thereby experience a reduction in our gross margins.

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

Rating systems for interactive entertainment software, potential legislation and consumer opposition could inhibit sales of our products. Trade organizations within the video game industry require interactive entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles. Certain countries have also established similar rating systems as prerequisites for sales of interactive entertainment software in such countries. In some instances, we may be required to modify our products to comply with the requirements of such governmental entities, which could delay the release of those products in such countries. We believe that we comply with such rating systems and properly display the ratings received for our titles.

Historically, our software titles received a rating of “E” (age 6 and older) or “T” (age 13 and over), although many of our new titles (including Grand Theft Auto 3, Grand Theft Auto: Vice City, Max Payne and State of Emergency) have received a rating of “M” (age 17 and over). Certain retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our “M” rated products.

Several proposals have been made for federal legislation to regulate the interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, television and music containing violence and sexually explicit material, and the Federal Trade Commission has adopted rules with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of interactive entertainment software containing graphic violence and sexually explicit material by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. If any groups were to target our “M” rated titles, we might be required to significantly change or discontinue a particular title which in the case of our best selling titles could hurt our business.

We cannot publish our console titles without the approval of hardware manufacturers. We are required to obtain a license to develop and publish titles for each hardware platform for which we develop and publish titles. Our existing hardware console platform licenses require that we obtain approval for the publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms, along with our ability to time the release of these titles and, accordingly, our revenues from titles for these hardware platforms, may be limited. If any manufacturer chooses not to renew or extend our license agreement at the end of its current term, or if the manufacturer were to terminate our license for any reason, we would be unable to publish additional titles for that manufacturer’s hardware platform.

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

As the amount of interactive entertainment software titles in the market increases and the functionality of this software further overlaps, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes the copyrights or patents of others. From time to time, we receive notices from third parties alleging infringement of their proprietary rights. Although we believe that our software and technologies and the software and technologies of third-party developers and publishers with whom we have contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others has or may occur. Any claims of infringement, with or without merit, could be time-consuming, costly and difficult to defend. Intellectual property litigation or claims could require us to discontinue the distribution of products, obtain a license or redesign our products, which could result in additional costs and delays.

We are dependent on third-party software developers to complete certain of our titles. We rely on third-party software developers for the development of certain of our titles. Quality third-party developers are continually in high demand. Software developers who have developed titles for us in the past may not be available to develop software for us in the future. Due to the limited number of third-party software developers and the limited control that we exercise over them, these developers may not be able to complete titles for us on a timely basis or within acceptable quality standards, if at all.

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

We may not be able to adequately adjust our cost structure in a timely fashion in response to a sudden decrease in demand. A significant portion of our selling and general and administrative expense is comprised of personnel and facilities. In the event of a significant decline in revenues, we may not be able to exit facilities, reduce personnel, or make other significant changes to our cost structure without significant disruption to our operations or without significant termination and exit costs. Management may not be able to implement such actions, if at all, in a timely manner to offset an immediate shortfall in revenues and gross profit.

Our distribution business is dependent on suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis. Our ability to obtain particular products in required quantities and to fulfill customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, limited price protection or return rights offered by manufacturers may have a bearing on the amount of product we may be willing to purchase. The console hardware industry experiences significant product supply shortages from time to time due to the inability of certain manufacturers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term hardware inventory shortages. In addition, manufacturers who currently distribute their products through us may decide to distribute, or to substantially increase their existing distribution, through other distributors, or directly to retailers

We are subject to the risk that our inventory values may decline and protective terms under supplier arrangements may not adequately cover the decline in values. The interactive entertainment software and hardware industry is subject to rapid technological change, new and enhanced generations of products, and evolving industry standards. These changes may cause inventory to decline substantially in value or to become obsolete. We are also exposed to inventory risk to the extent that supplier price protections are not available on all products or quantities and are subject to time restrictions. In addition, suppliers may become insolvent and unable to fulfill price protection obligations.

A limited number of customers may account for a significant portion of our sales. Sales to our five largest customers accounted for approximately 31.4% of our revenues for the year ended October 31, 2002, 21.0.% of our revenues for the year ended October 31, 2001, and 22.7% of our revenues for the year ended October 31, 2000. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments. Our customers may terminate their relationship with us at any time. The loss of our relationships with principal customers or a decline in sales to principal customers could harm our operating results. Bankruptcies or consolidations of certain large retail customers could also hurt our business.

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

We are subject to risks and uncertainties of international trade. Sales in international markets, primarily in the United Kingdom and other countries in Europe and the Pacific Rim, have accounted for a significant portion of our revenues. Sales in international markets accounted for approximately 20.1% of our revenues for the year ended October 31, 2002, 23.7% of our revenues for the year ended October 31, 2001 and 28.4% of our revenues for the year ended October 31, 2000. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies.

We depend on skilled personnel. Our success depends on our ability to identify, hire and retain qualified management, creative, development, financial, marketing, sales and technical personnel. If we are unable to continue to attract and retain skilled personnel, our business and prospects would be negatively affected.

The market price for our common stock may be highly volatile. The market price of our common stock has been and may continue to be highly volatile. Factors such as our operating results, announcements by us or our competitors and various factors affecting the interactive entertainment software industry may have a significant impact on the market price of our common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
                (Dollars in thousands)

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations and possible impairment of the carrying values of our investments.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. At October 31, 2002, we had no outstanding variable rate indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter or year end. Translation adjustments are included as a separate component of stockholders’ equity. For the year ended October 31, 2002, our foreign currency translation adjustment gain was $5,553. Foreign exchange transaction gain for the year ended October 31, 2002 was $840. A hypothetical 10% change in applicable currency exchange rates at October 31, 2002 would result in a material translation adjustment.

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

At October 31, 2002, we held 6,869,407 shares of common stock of Gameplay.com plc with a fair value of approximately $97 and that is classified as a non-current asset. We recorded an unrealized loss of $14, net of taxes of $9 as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. For the year ended October 31, 2001, we recorded a loss of $19,171 to reflect the other than temporary impairment of our investments relating to Gameplay.

Item 8. Financial Statements and Supplementary Data

The financial statements appear in a separate section of this report following Part III.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2003, entitled “Election of Directors” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2003, entitled “Executive Compensation” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2003, entitled “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2003, entitled “Certain Relationships and Related Transactions” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 14. Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation (1)

3.2	Amendment to Restated Certificate of Incorporation (1)

3.3	By-Laws (1)

10.1	1997 Stock Option Plan (1) +

10.2	2002 Stock Option Plan (2) +

10.3	Amended and Restated Credit Agreement, dated August 28, 2002, by and among the Company, certain of its subsidiaries, certain lenders and Bank of America, N.A., as agent. (3)

10.4	Loan Agreement with Lloyds TBS Commercial and Take-Two Interactive Software Europe Ltd. (4)

10.5	Employment Agreement, dated July 21, 2000, as amended, by and between the Company and Paul Eibeler. (4) +

10.6	Employment Agreement, dated February 15, 2001, by and between the Company and Kelly G. Sumner. (4) +

10.7	Amendment to Employment Agreement with Kelly G. Sumner, dated November 18, 2002. +

10.8	Employment Agreement, dated February 15, 2002, by and between the Company and Karl H. Winters. (5) +

10.9	Employment Agreement, dated August 1, l998, as amended, by and between the Company and Ryan A. Brant. (6) +

10.10	Amendment to Employment Agreement with Ryan A. Brant, dated November 18, 2002. +

10.11	Employment Agreement dated as of November 18, 2002, by and between the Company and Jeffrey C. Lapin. +

10.12	Licensed Publishing Agreement dated April 1, 2000 between Sony Computer Entertainment America, Inc. and the Company. (7) *

10.13	Publishing Agreement dated May 8, 1998 between Gathering of Developers I, Ltd. and Apogee Software, Ltd/ 3D Realms. (8) *

10.14	Xbox Publisher License Agreement dated December 14, 2000 between Microsoft Corporation and the Company. (4) *

10.15	Confidential License Agreement for Nintendo Game Cube dated September 24, 2001 between Nintendo of America, Inc. and the Company. (4) *

10.16	Letter Agreement dated July 21, 2001 between Apogee Software, Ltd and the Company. (7)

10.17	Development and Publishing Agreement dated February 10, 2000 by and between the Company and VIS International plc. (9)

10.18	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002. (3)

10.19	Asset Purchase Agreement between Apogee Software, Ltd., Remedy Entertainment and the Company. (10)

10.20	Stock Purchase Agreement, dated November 19, 2002, by and between the Company and Angel Studios, Inc. (11)

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Exchange Act Rule 24b-2.

+	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the applicable exhibit contained in the Company’s Registration Statement on Form SB-2 (File No. 333-6414).

(2)	Incorporated by reference to the Company’s Proxy Statement dated May 10, 2002.

(3)	Incorporated by reference to the applicable exhibit contained in the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2002.

(4)	Incorporated by reference to the applicable exhibit contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2001.

(5)	Incorporated by reference to the applicable exhibit contained in the Company’s Annual Report on Form 10-K/A in the year ended October 31, 2001.

(6)	Incorporated by reference to the applicable exhibit contained in the Company’s Registration Statement on Form S-1 (File No. 333- 748851).

(7)	Incorporated by reference to the applicable exhibit contained in the Company’s Current Report on Form 8-K dated May 7, 2002.

(8)	Incorporated by reference to the applicable exhibit contained in the Company’s Registration Statement on Form S-3/A dated September 14, 2001 (File no. 333-66748).

(9)	Incorporated by reference to the applicable exhibit contained in the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2002.

(10)	Incorporated by reference to the applicable exhibit contained in the Company’s Current Report on Form 8-K dated June 5, 2002.

(11)	Incorporated by reference to the applicable exhibit contained in the Company’s Current Report on Form 8-K dated November 22, 2002.

(b)	Financial Statement Schedules: Schedule II- Valuation and Qualifying Accounts

(c)	Reports on Form 8-K filed during the quarter ended October 31, 2002: None

TAKE-TWO INTERACTIVE SOFTWARE, INC.
YEAR ENDED OCTOBER 31, 2002

Report of Independent Accountants

To the Board of Directors and
Shareholders of Take-Two Interactive Software, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Take-Two Interactive Software, Inc. and its subsidiaries (“the Company”) at October 31, 2002 and October 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, effective November 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” in its entirety and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Accordingly, the Company discontinued the amortization of goodwill as of that date. Also, as discussed in Note 2, effective November 1, 2000, the Company changed its method of accounting for revenue recognition to conform to the requirements of SEC Staff Bulletin No. 101, “Revenue Recognition”.

/s/ PricewaterhouseCoopers LLP
New York, New York
December 19, 2002

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	October 31,

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$108,369	$6,056
Accounts receivable, net of provision for doubtful accounts and sales allowances of $27,941 and $26,106 at October 31, 2002 and 2001, respectively	108,441	94,950
Inventories	74,391	61,937
Prepaid royalties	13,723	21,892
Prepaid expenses and other current assets	19,569	14,008
Investments	–	6,241
Deferred tax asset	5,392	22,251

Total current assets	329,885	227,335

Fixed assets, net	15,319	11,033
Prepaid royalties	12,203	11,097
Capitalized software development costs, net	10,385	9,739
Investments	97	75
Goodwill, net	61,529	56,033
Intangibles, net	55,293	34,337
Deferred tax asset	7,983	7,946
Other assets, net	266	1,917

Total assets	$492,960	$359,512

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$79,660	$60,223
Accrued expenses and other current liabilities	51,074	20,250
Income taxes payable	1,603	–
Lines of credit, current portion	–	54,073
Current portion of capital lease obligation	95	99

Total current liabilities	132,432	134,645
Capital lease obligation, net of current portion	201	291
Deferred tax liability	3,885	4,515

Total liabilities	136,518	139,451

Stockholders’ equity
Common stock, par value $.01 per share; 50,000,000 shares authorized; 40,361,739 and 36,640,972 shares issued and outstanding at October 31, 2002 and 2001, respectively	404	366
Additional paid-in capital	273,502	213,908
Deferred compensation	(227)	–
Retained earnings	87,804	16,239
Accumulated other comprehensive loss	(5,041)	(10,452)

Total Stockholders’ Equity	356,442	220,061

Total Liabilities and Stockholders’ Equity	$492,960	$359,512

The accompanying notes are an integral part of these consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended October 31,

	2002	2001	2000

Net sales	$793,976	$448,801	$364,001
Cost of sales
Product costs	409,044	283,522	217,177
Royalties	80,774	18,573	17,350
Software development costs	8,124	4,169	1,451

Total cost of sales	497,942	306,264	235,978

Gross profit	296,034	142,537	128,023

Operating expenses
Selling and marketing	77,990	52,998	42,854
General and administrative	71,544	44,867	36,409
Research and development	11,524	6,190	5,668
Depreciation and amortization	12,261	12,641	8,680
Abandoned offering costs	–	–	1,103

Total operating expenses	173,319	116,696	94,714

Income from operations	122,715	25,841	33,309

Interest expense, net	480	8,510	6,069
Gain on sale of subsidiary	–	(651)	(1,690)
(Gain) loss on Internet investments	(181)	21,477	–
Class action settlement costs	1,468	–	–
Equity in loss of affiliate	–	–	19,969

Total non-operating expenses	1,767	29,336	24,348

Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle	120,948	(3,495)	8,961
Provision (benefit) for income taxes	49,383	(2,200)	2,544

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	71,565	(1,295)	6,417
Extraordinary loss on early extinguishment of debt, net of taxes of $1,217	–	1,948	–
Cumulative effect of change in accounting principle, net of taxes of $3,558	–	5,337	–

Net income (loss)	$71,565	$(8,580)	$6,417

The accompanying notes are an integral part of these consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Operations (continued)
(In thousands, except per share data)

	Years Ended October 31,

	2002	2001	2000

Per share data:
Basic:
Weighted average common shares outstanding	38,030	33,961	27,307

Income (loss) before extraordinary loss and cumulative effect of
change in accounting principle per share	$1.88	$(0.04)	$0.23
Extraordinary loss per share	–	(0.06)	–
Cumulative effect of change in accounting principle per share	–	(0.16)	–

Net income (loss) per share – Basic	$1.88	$(0.25)	$0.23

Diluted:
Weighted average common shares outstanding	39,570	33,961	28,330

Income (loss) before extraordinary loss and cumulative effect of
change in accounting principle per share	$1.81	$(0.04)	$0.23
Extraordinary loss per share	–	(0.06)	–
Cumulative effect of change in accounting principle per share	–	(0.16)	–

Net income (loss) per share – Diluted	$1.81	$(0.25)	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended October 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$71,565	$(8,580)	$6,417
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,261	12,641	8,680
Loss on disposal of fixed assets	126	219	239
Gain on sale of subsidiary	–	(651)	(1,690)
(Gain) loss on Internet investments	(181)	21,477	–
Impairment charge on Internet assets	–	4,187	–
Stock received in consideration of license revenues	–	–	(1,710)
Equity in loss of affiliate	–	–	19,969
Extraordinary loss on early extinguishment of debt, net of taxes	–	1,948	–
Provision (benefit) for deferred taxes	6,702	(8,307)	(1,301)
Provision for doubtful accounts and sales allowances	1,835	14,491	3,722
Amortization and write-off of intellectual property	4,069	399	–
Write off of prepaid royalties and capitalized software	14,613	1,324	501
Amortization of deferred financing costs	762	769	396
Tax benefit from exercise of stock options	10,700	–	–
Issuance of compensatory stock and stock options	3,052	5	98
Other	(840)	108	9
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(11,556)	7,325	(6,467)
Increase in inventories	(12,852)	(4,034)	(12,507)
Increase in prepaid royalties	(6,823)	(9,254)	(17,415)
Increase in prepaid expenses and other current assets	(3,034)	(4,509)	(4,009)
Increase in capitalized software development costs	(895)	(3,059)	(7,386)
Decrease (increase) in other non-current assets	257	(455)	(1,428)
Increase (decrease) in accounts payable	23,019	1,511	(28,680)
Increase (decrease) in accrued expenses and other current liabilities	30,615	(236)	(11,668)
Increase in income taxes payable	1,603	–	–

Net cash provided by (used in) operating activities	144,998	27,319	(54,230)

Cash flows from investing activities:
Purchase of fixed assets	(10,466)	(8,568)	(2,881)
Sale (purchase) of investments	6,170	–	(4,122)
Acquisitions, net of cash acquired	(3,788)	(1,769)	(4,294)
Acquisition of intangible assets	(10,000)	(3,105)	–
Proceeds from disposal of business	–	215	–
Additional cash paid for prior acquisition	–	(252)	(1,609)

Net cash used in investing activities	(18,084)	(13,479)	(12,906)

Cash flows from financing activities:
Proceeds from private placements	–	20,892	21,285
Net (repayments) borrowings under lines of credit	(54,284)	(40,545)	28,557
(Repayment) proceeds from loan payable	–	(15,000)	15,000
Repayment of note payable	–	–	(89)
Deferred financing costs	(918)	–	(1,029)
Proceeds from exercise of stock options and warrants	23,308	22,931	6,921
Repayment of capital lease obligation	(94)	(68)	(110)

Net cash (used in) provided by financing activities	(31,988)	(11,790)	70,535

Effect of foreign exchange rates	7,387	(1,239)	(8,528)

Net increase (decrease) in cash for the period	102,313	811	(5,129)
Cash and cash equivalents, beginning of the period	6,056	5,245	10,374

Cash and cash equivalents, end of the period	$108,369	$6,056	$5,245

The accompanying notes are an integral part of these consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years Ended October 31,

	2002	2001	2000

Supplemental disclosure of non-cash investing activities:
Issuance of common stock in connection with acquisitions	$22,344	$13,981	$55,261

Equipment acquired under capital lease	$—	$21	$140

Supplemental information on intangibles and businesses acquired:
Fair value of assets acquired
Cash	$37	$331	$164
Current assets	36	10,417	241
Non-current assets	67	770	138
Investment (including prepaid purchase price for Neo)	—	—	48,385
Intangible assets	30,849	18,253	13,238
Goodwill	5,496	24,181	9,672
Less, liabilities assumed
Current liabilities	(210)	(25,809)	(3,171)
Stock, warrants and other consideration	(22,344)	(25,877)	(54,816)
Options issued	—	—	(1,750)
Disposal adjustment		—	(3,279)
Direct transaction costs	(106)	(166)	(400)
Investment interest and purchase option	—	—	(3,964)

Cash paid	13,825	2,100	4,458
Less cash acquired	(37)	(331)	(164)

Net cash paid	$13,788	$1,769	$4,294

Supplemental information on businesses disposed:
Current assets	—	$(318)	$(457)
Non-current assets	—	—	(553)
Current liabilities	—	754	235

Net liabilities (assets) disposed	—	436	(775)
Consideration received for businesses disposed:
Stock	—	—	2,751
Cash	—	215	—

Gain on sale	—	$(651)	$(1,976)

Cash paid during the year for interest	$1,513	$8,284	$5,944

Cash paid during the year for taxes	$30,045	$9,973	$4,030

The supplemental information on business acquired and disposed for the year ended October 31, 2000 are net of the Toga acquisition and disposal. (See Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years ended October 31, 2000, 2001 and 2002
(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

	Shares	Amount					Total

Balance, November 1, 1999	23,086	$231	$67,345	$(48)	$18,402	$(827)	$85,103
Foreign currency translation adjustment	–	–	–	–	–	(9,014)	(9,014)
Net unrealized income on investments, net of taxes of $1,736	–	–	–	–	–	(2,831)	(2,831)
Net loss	–	–	–	–	6,417	–	6,417

Comprehensive (loss)							(5,428)

Proceeds from exercise of stock options and warrants	1,373	13	6,963	–	–	–	6,976
Amortization of deferred compensation	–	–	–	43	–	–	43
Issuance of common stock in connection with acquisitions	4,222	43	55,218	–	–	–	55,261
Issuance of common stock in connection with private placements, net of issuance costs	2,422	24	21,261	–	–	–	21,285
Issuance of warrant in connection with a debt financing	–	–	2,927	–	–	–	2,927
Issuance of common stock in lieu of repayment of debt assumed from Pixel	168	2	2,528	–	–	–	2,530
Retirement of common stock	(98)	(1)	(1,249)	–	–	–	(1,250)
Tax benefit in connection with the exercise of stock options	–	–	2,745	–	–	–	2,745

Balance, October 31, 2000	31,173	312	157,738	(5)	24,819	(12,672)	170,192

Foreign currency translation adjustment	–	–	–	–	–	(767)	(767)
Net unrealized income on investments, net of taxes of $1,832	–	–	–	–	–	2,987	2,987
Net loss	–	–	–	–	(8,580)	–	(8,580)

Comprehensive (loss)							(6,360)

Proceeds from exercise of stock options and warrants	3,266	32	22,582	–	–	–	22,614
Amortization of deferred compensation	–	–	–	5	–	–	5
Issuance of common stock in connection with acquisitions	1,466	14	13,967	–	–	–	13,981
Issuance of common stock in connection with private placements, net of issuance costs	1,300	13	20,879	–	–	–	20,892
Retirement of common stock	(564)	(5)	(7,305)	–	–	–	(7,310)
Tax benefit in connection with the exercise of stock options	–	–	6,047	–	–	–	6,047

Balance, October 31, 2001	36,641	$366	$213,908	–	$16,239	$(10,452)	$220,061

The accompanying notes are an integral part of these consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (continued)
For the Years Ended October 31, 2000, 2001and 2002
(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

	Shares	Amount					Total

Balance, October 31, 2001	36,641	$366	$213,908	–	$16,239	$(10,452)	$220,061
Foreign currency translation adjustment	–	–	–	–	–	5,553	5,553
Net unrealized income on investments, net of taxes of $87	–	–	–	–	–	(142)	(142)
Net income	–	–	–	–	71,565	–	71,565

Comprehensive income							76,976

Proceeds from exercise of stock options and warrants	2,434	25	23,283	–	–	–	23,308
Amortization of deferred compensation	–	–	–	682	–	–	682
Deferred compensation in connection with restricted stock issued	50	1	908	(909)	–	–	–
Issuance of common stock in connection with acquisitions	1,212	12	22,332	–	–	–	22,344
Issuance of compensatory stock and stock options	25	–	2,371	–	–	–	2,371
Tax benefit in connection with the exercise of stock options	–	–	10,700	–	–	–	10,700

Balance, October 31, 2002	40,362	$404	$273,502	$(227)	$87,804	$(5,041)	$356,442

The accompanying notes are an integral part of these consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

1. DESCRIPTION OF THE BUSINESS

Take-Two Interactive Software, Inc. (the “Company”) was incorporated in the State of Delaware in September 1993. The Company develops interactive software games designed for PCs and video game console platforms and publishes games developed internally and by third- parties. The Company also distributes games for video game consoles published by third-parties, as well as hardware and accessories manufactured by third-parties.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

A significant portion of the Company’s cash balance is maintained with several major financial institutions. While the Company attempts to limit credit exposure with any single institution, there are times that balances will exceed insurable amounts.

If the financial condition and operations of the Company’s customers deteriorate, the risk of collection could increase substantially. As of October 31, 2002 and 2001, the receivable balances from the Company’s five largest customers amounted to approximately 42.4% and 40.4% of the Company’s net receivable balance, respectively, with two customers representing 13.7% and 10.0% at October 31, 2002 and two customers representing 11.6% and 10.3% at October 31, 2001. For the years ended October 31, 2002, 2001, and 2000, the Company’s five largest customers accounted for 31.4%, 21.0%, and 22.7% of net sales, respectively. Except for the largest customers noted above, all receivable balances from the remaining individual customers were less than 10% of the Company’s net receivable balance. The Company maintains insurance, to the extent available, on the receivable balances, with certain limits, in the event of a customer’s bankruptcy or insolvency.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

Revenue Recognition

Publishing revenue is derived from the sale of internally developed interactive software titles or from the sale of titles licensed from a third-party developer. Publishing revenue amounted to $568,089, $241,838 and $186,118 in 2002, 2001 and 2000, respectively.

Distribution revenue is derived from the sale of third-party interactive software titles, hardware and accessories. Distribution revenue amounted to $225,887, $206,963 and $177,883 for 2002, 2001 and 2000, respectively.

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

The Company’s distribution arrangements with customers generally do not give customers the right to return products; however, the Company at its discretion may accept product returns for stock balancing or defective products. In addition, the Company sometimes negotiates accommodations to customers, including price discounts, credits and product returns, when demand for specific products falls below expectations. The Company generally accepts returns and grants price protection in connection with its publishing arrangements. The Company establishes a reserve for future returns and other allowances based primarily on its return policies, price protection and historical return rates. The Company may not have a reliable basis to estimate returns and allowances for certain customers or it may be unable to determine that collection of the receivable is probable. In such circumstances, the Company defers the revenues at the time of the sale and recognizes them when collection of the related receivable becomes probable or cash is received.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

Advertising

The Company expenses advertising costs as incurred. The Company shares portions of certain customers’ advertising expenses through co-op advertising arrangements. Co-op advertising allowances provided to customers are recognized at the time the revenue is recognized. Advertising expense for the years ended October 31, 2002, 2001, and 2000 amounted to $39,909, $22,983 and $16,769, respectively.

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

Prepaid Royalties

The Company’s agreements with licensors and developers generally provide it with exclusive publishing rights and require it to make advance royalty payments that are recouped against royalties due to the developer based on product sales. Prepaid royalties are amortized as cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales. The Company continually evaluates the recoverability of prepaid royalties and charges to cost of sales the amount that management determines is probable that will not be recouped at the contractual royalty rate in the period in which such determination is made or if the Company determines that it will cancel a development project. Included in prepaid royalties at October 31, 2002 and 2001, respectively are $22,561 and $13,811 related to titles that have not been released yet. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. During the fiscal year 2000, prepaid royalties were written down by $501 and the amortization of prepaid royalties amounted to $16,849.

The following table provides the details of total prepaid royalties:

	Year Ended October 31,

	2002	2001

Beginning balance	$32,989	$24,591
Additions	26,301	25,928
Amortization	(20,588)	(16,550)
Reclassification	1,419	–
Write down	(14,122)	(975)
Foreign exchange	(73)	(5)

Ending balance	25,926	32,989

Less current balance	13,723	21,892

Non-current balance	$12,203	$11,097

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

Capitalized Software Development Costs

The Company capitalizes internal software development costs, as well as film production and other content costs, subsequent to establishing technological feasibility of a title. Capitalized software development costs represent the costs associated with the internal development of the Company’s publishing products. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. The Company continually evaluates the recoverability of capitalized software costs and will charge to cost of sales any amounts that are deemed unrecoverable or for projects that it will abandon.

The following table provides the details of capitalized software development costs:

	Year Ended October 31,

	2002	2001

Opening balance	$9,739	$7,668
Additions	9,645	6,293
Amortization	(7,633)	(3,780)
Reclassification	(1,419)	–
Write down	(490)	(389)
Foreign exchange	543	(53)

Balance, October 31	$10,385	$9,739

For the year ended October 31, 2001, capitalized software development costs of $389 were written off as cost of sales – software development costs, as part of the impairment charge as described in Note 3. Amortization of capitalized software development costs amounted to $1,451 during fiscal year 2000. No capitalized software development costs were written down during fiscal year 2000.

Amounts relating to intellectual property rights for several products and technologies, which were not developed internally, amounting to $2,195 gross carrying amount, have been reclassified to intangible assets in all periods presented.

Property and Equipment

Office equipment, furniture and fixtures and automobiles are depreciated using the straight-line method over their estimated lives ranging from five to seven years. Computer equipment and software are depreciated using the straight-line method over three years. Leasehold improvements are amortized over the lesser of the term of the related lease or estimated useful lives. Accumulated amortization includes the amortization of assets recorded under capital leases, which amounted to approximately $92 and $202 at October 31, 2002 and 2001, respectively. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized. The carrying amounts of these assets are recorded at historical cost.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

Intangible Assets

Intangible assets consist of identifiable intangibles and the remaining excess purchase price paid over identified intangible and tangible net assets of acquired companies (goodwill). Effective November 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) in its entirety and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill not be amortized. The Company discontinued the amortization of goodwill as of November 1, 2001. Identifiable intangibles are amortized under the straight-line method over the period of expected benefit ranging from three to ten years, except for intellectual property, which is amortized based on the shorter of the useful life or expected revenue stream. Prior to November 1, 2001, intangible assets were amortized under the straight line method over the period of expected benefit of seven years for the acquisition of development studios and ten years for the acquisition of distribution operations. Upon completion of the transitional impairment test, the fair value for each of our reporting units exceeded the reporting unit’s carry amount and no impairment was indicated.

SFAS 142 requires an annual test for impairment of goodwill, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In assessing potential impairment of goodwill, the Company determines the implied fair value of each reporting unit using discounted cash flow analysis and compares such values to the respective reporting unit’s carrying amount. The Company performs its annual test for indication of goodwill impairment in the fourth quarter of each fiscal year. At October 31, 2002, the fair value of the Company’s reporting units exceeded the carrying amounts and no impairment was indicated.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for Impairment of Long-Lived Assets and Long Lived Assets to be Disposed Of” (“SFAS 121”). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the Company’s incremental borrowing rate or fair value if available.

Stock-Based Compensation

The Company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

Net Income (Loss) per Share

Basic earnings per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders for the year by the weighted-average number of common shares outstanding during the year. Diluted EPS is computed by dividing the net income (loss) applicable to common stockholders for the year by the weighted-average number of common and common stock equivalents, which include common shares issuable upon the exercise of stock options and warrants outstanding during the year. Common stock equivalents are excluded from the computation if their effect is antidilutive.

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

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using quarter or year-end exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in income in the period in which they occur.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of prepaid royalties and investments approximate fair value based upon the recoverability of these assets. The carrying amount of the Company’s lines of credit approximates fair value because the interest rates of the lines of credit are based on floating rates identified by reference to market rates. The carrying amounts of the Company’s loan payable and capital lease obligations approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar debt obligations at October 31, 2001.

Consideration Given to Customers or Resellers

In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products, which is a codification of EITF 00-14, 00-22 and 00-25. This EITF presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. The Company has early adopted EITF 01-09 effective November 1, 2001. The adoption of the new standard did not have a material impact on the consolidated condensed financial statements. The prior period financial statements have been reclassified in accordance with this statement and as a result, net sales and selling and marketing expenses have been reduced by $2,255 for the year ended October 31, 2001, with no impact on reported net loss.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

Recently Issued Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the expected impact of the adoption of SFAS 143 on the Company’s financial condition, cash flows and results of operations. The Company will adopt the standard in the first quarter of fiscal 2003.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The objectives of SFAS 144 are to address significant issues relating to the implementation of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and to develop a single accounting model, based on the framework established in SFAS 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the expected impact of the adoption of SFAS 144 on the Company’s financial condition and results of operations. The Company will adopt the standard in the first quarter of fiscal 2003.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for the Company would be November 1, 2002. Upon adoption, the $1,948 loss on extinguishment of debt that was previously classified as an extraordinary item will be reclassified to non-operating expenses. The Company does not expect that the rescission of SFAS No. 4 will have a material impact on the Company’s financial condition, cash flows or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of such costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the expected impact of the adoption of SFAS 146 on the Company’s financial condition and results of operations.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

3. BUSINESS ACQUISITIONS (See Note 4)

The Company acquired a number of companies that develop, publish or distribute interactive software games during the three-year period ended October 31, 2002. The aggregate purchase price, including cash payments and issuance of its common stock was $6,801, $28,143 and $65,388 in 2002, 2001, and 2000, respectively. The value of the Company’s common stock issued in connection with these acquisitions has been based on the market price of the Company’s common stock at the time such proposed transactions were agreed and announced.

The acquisitions described below have been accounted for as purchase transactions in accordance with APB No. 16 and SFAS 141 (for transactions after July 1, 2001) and, accordingly, the results of operations and financial position of the acquired businesses are included in the Company’s consolidated financial statements from the respective dates of acquisition.

2002 Transaction

In August 2002, the Company acquired all of the outstanding capital stock of Barking Dog Studios Ltd., a Canadian-based development studio. In consideration, the Company issued 242,450 shares of restricted common stock (valued at $3,801), paid $3,000 in cash and $825 of prepaid royalties and assumed net liabilities of $70. In connection with the acquisition, the Company recorded identifiable intangibles of $2,200 and goodwill of $5,496 on a preliminary basis. The acquisition of Barking Dog did not have a significant effect on our fiscal 2002 operating results.

2001 Transactions

In July 2001, the Company acquired all of the outstanding capital stock of Techcorp Limited (“Techcorp”), a Hong Kong based design and engineering firm specializing in video game accessories. In consideration, the Company issued 30,000 shares of the Company’s restricted common stock (valued at $572), paid $100 in cash and assumed net liabilities of approximately $2,856. In connection with the acquisition, the Company recorded goodwill of $3,558.

In November 2000, the Company acquired all of the outstanding capital stock of VLM Entertainment Group, Inc. (“VLM”), a company engaged in the distribution of third-party software products. In connection with this transaction, the Company paid the former stockholders of VLM $2,000 in cash and issued 875,000 shares of the Company’s common stock (valued at $8,039) and assumed net liabilities of approximately $10,627. In connection with this transaction, the Company recorded intangible assets of approximately $20,693.

In connection with the sale of Toga Holdings BV (“Toga”) to Gameplay.com plc (“Gameplay”) in October 2000, the Company agreed to acquire Gameplay’s game software development and publishing business, Neo Software Produktions GMBH (“Neo”). Such acquisition was completed in January of 2001 and the Company assumed net liabilities of $808, in addition to the prepaid purchase price of $17,266. In connection with the acquisition, the Company recorded goodwill and intangibles of $18,183. See Note 4 for further discussion of this transaction.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

The following table sets forth the components of the purchase price of the 2001 acquisitions:

	Neo	VLM	Techcorp	Total

Cost of the acquisition:
Value of business sold (Prepaid purchase price – Neo)
or stock issued	$17,266	$8,039	$572	$25,877
Cash	–	2,000	100	2,100
Transaction costs	109	27	30	166

Total	$17,375	$10,066	$702	$28,143

Allocation of purchase price:
Current assets	$2	$9,852	$894	$10,748
Non-current assets	71	201	498	770
Liabilities	(881)	(20,680)	(4,248)	(25,809)
Goodwill	8,207	12,416	3,558	24,181
Customer lists	–	8,277	–	8,277
Technology	8,037	–	–	8,037
Trademarks	1,939	–	–	1,939

Total	$17,375	$10,066	$702	$28,143

Certain of Neo’s internet-related technology assets were determined to be impaired in April 2001. Accordingly, the Company recorded as cost of sales an impairment charge of $3,786, consisting of $2,350 relating to server maintenance technologies and $1,047 relating to multiplayer technologies developed by Neo’s development studio in connection with Online Pirates and $389 of capitalized software relating to other products to be developed by Neo. In addition, the Company recorded as selling and marketing expenses an impairment charge of $401 related to online sales promotions.

2000 Transactions

In August 2000, the Company acquired all of the outstanding capital stock of PopTop Software, Inc. (“PopTop”) for 559,100 shares of its Common Stock (valued at $5,836) and assumed net liabilities of approximately $88.

In February 1999, the Company purchased a 19.9% equity interest in Gathering of Developers, Ltd (“Gathering”) for approximately $3,964. Until October 31, 1999, the Company recognized its proportionate share of the losses in Gathering using the equity method of accounting. Effective November 1, 1999, the Company recognized its share of losses in accordance with the provisions of EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses.” In April 2000, the Company acquired the remaining 80.1% of the equity interest of Gathering for 1,060,000 shares of its Common Stock (valued at $10,402) and assumed liabilities of approximately $2,540.

In March 2000, the Company acquired all of the outstanding capital stock of Toga, the parent company of Pixel Broadband Studios, Ltd. (“Pixel”). In connection with this acquisition, the Company paid $4,458 in cash, issued 2,561,000 shares of its Common Stock (valued at $38,578), issued a warrant to purchase the stock of Pixel to the founder of Pixel (valued at $1,750) and assumed net liabilities of approximately $3,279. Toga was sold in October 2000 to Gameplay (See Note 4).

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

The following table sets forth the components of the purchase prices of the 2000 acquisitions (net of the disposition of Toga):

	Gathering	PopTop	Toga	Total

Cost of the acquisition:
Value of stock issued	$10,402	$5,836	$38,578	$54,816
Value of warrants issued	–	–	1,750	1,750
Cash	–	–	4,458	4,458
Investments and advances at time of acquisition	3,964	–	–	3,964
Transaction costs	48	32	320	400

Total	$14,414	$5,868	$45,106	$65,388

Allocation of purchase price:
Current assets	$4,063	$–	$–	$4,063
Non-current assets	72	66	–	138
Liabilities	(6,675)	(154)	(3,279)	(10,108)
Goodwill	8,128	5,110	–	13,238
Trademarks	8,826	846	–	9,672
Prepaid purchase price – Neo	–	–	17,266	17,266
Gameplay investment	–	–	31,119	31,119

Total	$14,414	$5,868	$45,106	$65,388

Unaudited pro forma information

The unaudited pro forma data below for the years ended October 31, 2001 and 2000 is presented as if purchase acquisitions for fiscal 2000 and 2001 had been made as of November 1, 1999. The unaudited pro forma financial information is based on management’s estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisitions had, in fact, been completed on the dates assumed, or which may result in the future. The unaudited pro forma financial information includes purchase acquisitions that are significant to the Company’s operations. The 2002 acquisition of Barking Dog was not significant.

	Unaudited Pro Forma

	October 31, 2001	October 31, 2000

Total revenues	$456,411	$424,809

(Loss) income before extraordinary loss and cumulative effect of change in accounting principle:	$(4,079)	$1,187

Net (loss) income per share – Basic	$(0.12)	$0.03
Net (loss) income per share – Diluted	$(0.12)	$0.03

Included in the unaudited pro forma information is amortization of goodwill of approximately $7,320 and $7,744, net of taxes of $2,799 and $3,081, for the years ended October 31, 2001 and 2000, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

4. DISPOSITION OF ASSETS

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

In October 2000, the Company sold all of the outstanding shares of Toga to Gameplay and simultaneously entered into a license agreement with Gameplay for the online distribution of certain of the Company’s PC games. Toga had been purchased in March 2000 (see Note 3). The Company received (i) 15,371,698 shares of Gameplay’s common stock (valued at approximately $31,100); (ii) a warrant to purchase 1,000,000 shares of Gameplay stock (the Company assigned no value to the warrant); and (iii) a joint exploitation agreement with Gameplay under which the Company acquired rights to the software development business of Neo – a subsidiary of Gameplay (valued at approximately $17,300). The value of such right was recorded as prepaid purchase price at the time of Toga’s sale and was included in intangible assets at October 31, 2000.

The Company recognized a loss of $286 on the sale of Toga, which was recorded as a component of “Gain on sale of subsidiary” on the 2000 Consolidated Statement of Operations. In January 2001, the Company completed the acquisition of Neo and assumed net liabilities of approximately $808, in addition to the prepaid purchase price of $17,266 noted above.

In June 2000, the Company sold its 19.9% equity interest in Bungie Software (“Bungie”) to Microsoft Corporation for approximately $5,000 in cash. The Company did not realize any gain or loss on this transaction. Separately, the Company sold its exclusive Halo publishing and distribution rights to Bungie for $4,000 in cash, a royalty free license to Bungie’s Halo technology in connection with the development of two original products and all right, title and interest to the Myth franchise and the PC and PlayStation(R) 2 game, Oni. The Company recorded this transaction as net sales of $5,500 after giving effect to the receipt of $9,000 in cash and $5,800 of assets (consisting of $2,800 relating to Oni, $1,500 relating to Myth and $1,500 relating to the license to use Halo game engine technology for two original products), net of $9,300 of assets sold.

In February 2000, the Company sold all of its interest in Falcon Ventures Corporation d/b/a DVDWave.com to eUniverse, Inc. (“eUniverse”) in exchange for 310,000 shares of eUniverse’s common stock. The Company recognized a gain of $1,976 and recorded such gain as a component of “Gain on sale of subsidiary” on the Consolidated Statement of Operations.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

5. INTANGIBLE ASSETS

As a result of the adoption of SFAS 142, the Company discontinued the amortization of goodwill effective November 1, 2001. The only addition to goodwill in 2002 was the $5,496 related to the Barking Dog acquisition. Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to ten years, except for intellectual property, which is amortized based on the shorter of the useful life or expected revenue stream. The Company re-characterized acquired workforce of $925, which is no longer defined as an acquired intangible asset under SFAS 141, as goodwill. Additionally, the estimated useful lives of certain identifiable intangible assets were adjusted in conjunction with the adoption of SFAS 142. The adjustment to the useful lives did not have a significant effect on the results of operations.

Intangible assets consist of trademarks, intellectual property, customer lists, acquired technology and the excess purchase price paid over identified intangible and tangible net assets of acquired companies (goodwill).

In May 2002, the Company acquired all right, title and interest to the Max Payne product franchise, including all of the intellectual property rights associated with the brand, and a perpetual, royalty-free license to use the Max Payne game engine and related technology. The purchase price consisted of $10,000 in cash and 969,932 shares of restricted common stock (valued at $18,543). In addition, the Company is contingently liable to make aggregate payments of up to $8,000 in cash upon the timely delivery of the final version of Max Payne 2 for the PC and the achievement of certain sales targets for such product. On a preliminary basis, the Max Payne assets acquired have been recorded as intellectual property and included in intangible assets. The additional $8,000 will be recorded as an additional intangible asset upon resolution of the contingency.

In December 2000, the Company acquired the exclusive worldwide publishing rights to the franchise of Duke Nukem PC and video games. In connection with the transaction, the Company paid $2,300 in cash and issued 557,103 shares of its common stock (valued at approximately $5,400). In addition, the Company is contingently liable to make a further payment of $6,000 upon delivery of the final version of Duke Nukem Forever for the PC. The Company recorded an intangible asset of $7,700 related to the intellectual property purchased in this transaction. The additional $6,000 will be recorded as an additional intangible asset upon resolution of the contingency.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

The following table sets forth the components of the intangible assets subject to amortization as of October 31, 2002 and 2001:

		As of October 31, 2002			As of October 31, 2001
	Range of Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	7-10 years	$23,342	$(4,515)	$18,827	$13,922	$(2,312)	$11,610
Customer lists and relationships	5-10 years	9,081	(2,352)	6,729	9,081	(1,068)	8,013
Intellectual property	2-6 years	27,271	(4,369)	22,902	10,722	(300)	10,422
Non-competition agreements	3-6 years	4,880	(906)	3,974	–	–	–
Technology	3 years	4,640	(1,779)	2,861	4,640	(348)	4,292

		$69,214	$(13,921)	$55,293	$38,365	$(4,028)	$34,337

Amounts relating to intellectual property rights for several products and technologies that were not developed internally, amounting to $2,195 gross carrying amount, have been reclassified from capitalized software development costs to intangible assets for all periods and included in the above table.

Amortization expense (including goodwill for 2001 and 2000) for the years ended October 31, 2002, 2001 and 2000 amounted to $9,893, $9,309 and $6,919, respectively.

Estimated amortization expense for the fiscal years ending October 31, are as follows:

2003	$4,244
2004	3,826
2005	3,789
2006	3,553
2007	3,475

Total	$18,887

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

The following table provides a reconciliation of net income for exclusion of goodwill amortization:

	Years Ended October 31,

	2002	2001	2000

Net income (loss) – as reported	$71,565	$(8,580)	$ 6,417
Add: Goodwill amortization, net of taxes	–	4,116	2,123

Net income (loss) – as adjusted	71,565	(4,464)	8,540

Add: Extraordinary loss on early extinguishment of debt	–	(1,948)	–
Cumulative effect of change in accounting
principle, net of taxes	–	(5,337)	–

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle – as adjusted	$71,565	$2,821	$8,540

Income (loss) before extraordinary loss and cumulative
effect of change in accounting principle- as reported	$71,565	$(1,295)	$6,417

Earnings (loss) per share:
Reported earnings (loss) per share – basic	$1.88	$(0.25)	$0.23
Add: Goodwill amortization, net of taxes	–	0.12	0.08

Adjusted earnings (loss) per share – basic	1.88	(0.13)	0.31
Add: Extraordinary loss on early extinguishment of debt	–	(0.06)	–
Cumulative effect of change in accounting principle	–	(0.16)	–

Adjusted income (loss) before extraordinary loss and cumulative effect of change in accounting principle per share – basic	$1.88	$0.08	$0.31

Reported income (loss) before extraordinary loss and cumulative effect of change in accounting principle per share – basic	$1.88	$(0.04)	$0.23

Reported earnings (loss) per share – diluted	$1.81	$(0.25)	$0.23
Add: Goodwill amortization, net of taxes	–	0.12	0.07

Adjusted earnings (loss) per share – diluted	1.81	(0.13)	0.30
Add: Extraordinary loss on early extinguishment of debt	–	(0.06)	–
Cumulative effect of change in accounting principle	–	(0.16)	–

Adjusted income (loss) before extraordinary loss and cumulative effect of change in accounting principle per share – diluted	$1.81	$0.08	$0.30

Reported income (loss) before extraordinary loss and cumulative effect of change in accounting principle per share – diluted	$1.81	$(0.04)	$0.23

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

6. INVESTMENTS

Investments are comprised of marketable equity securities and are classified as current and non-current assets. The investments are accounted for under the cost method as “available-for-sale” in accordance with Statement of Financial Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. The investments are stated at fair value, with unrealized appreciation (loss) reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

During 2001, the Company recorded an impairment charge of $21,477, consisting of approximately $19,171 relating to its investment in Gameplay, $2,000 relating to its investment in eUniverse, Inc. based on the quoted market prices and $306 relating to its investment in a privately-held company, which is included in other non-current assets. All of these investments were deemed to be other than temporarily impaired. In addition, the Company recorded unrealized gains and losses on its remaining investments through other comprehensive income (loss).

As of October 31, 2002 and 2001, investments consist of:

	2002	2001

	Non- Current	Current	Non- Current

Average cost	$75	$5,988	$75
Unrealized gains (losses)	22	253	–

Fair value	$97	$6,241	$75

For the fiscal years ended October 31, 2002 and 2001, the gross proceeds from the sale of investments were $6,170 and $11, respectively. The gross realized gain (loss) from these sales totaled $181 and $(69), respectively. The gain/loss on sale of securities is based on the average cost of the individual securities sold.

7. INVENTORIES

As of October 31, 2002 and 2001, inventories consist of:

	2002	2001

Parts and supplies	$3,221	$1,468
Finished products	71,170	60,469

	$74,391	$61,937

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

8. FIXED ASSETS

As of October 31, 2002 and 2001, fixed assets consist of:

	2002	2001

Computer equipment	$8,004	$5,705
Office equipment	3,811	1,583
Computer software	8,981	4,357
Furniture and fixtures	1,850	1,876
Automobiles	219	438
Leasehold improvements	3,265	2,209
Capital leases	398	398

	26,528	16,566
Less: accumulated depreciation and amortization	(11,209)	(5,533)

	$15,319	$11,033

In 2002 and 2001, the Company capitalized costs of approximately $4,113 and $2,800, respectively, associated with software and hardware upgrades to its accounting systems.

Depreciation expense for the years ended October 31, 2002, 2001, and 2000, amounted to $6,457, $3,731, and $1,761, respectively.

9. LINES OF CREDIT

There were no borrowings outstanding as of October 31, 2002. As of October 31, 2001, borrowings under lines of credit consist of :

2001

Line of credit with Bank of America – (4.94% to 6.01%)	$48,701
Line of credit with Lloyds TSB Bank plc (4.5% to 5.75%)	5,372

$54,073

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

In December 1999, the Company entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on the Company’s consolidated leverage ratio (as defined). The Company is required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by the Company’s accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company’s domestic subsidiaries. Borrowings under the agreement are reduced by the amount of outstanding letters of credit which were $5,546 at October 31, 2002. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of October 31, 2002, the Company was in compliance with such covenants. The loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The Company had no outstanding borrowings under the revolving line of credit as of October 31, 2002.

In February 2001, the Company’s United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $20,500. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Borrowings under the agreement are reduced by the amount of outstanding guarantees, which were $235 at October 31, 2002. The facility expires on March 31, 2004. The Company had no outstanding borrowings under this facility as of October 31, 2002.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of October 31, 2002 and 2001 consist of:

	2002	2001

Accrued co-op advertising and product rebates	$3,694	$4,514
Accrued VAT and payroll taxes	10,249	5,214
Royalties payable	14,784	3,829
Deferred revenue	10,596	748
Sales commissions	6,248	398
Other	5,503	5,547

Total	$51,074	$20,250

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

11. EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

In July 2000, the Company entered into a subordinated loan agreement with Finova Mezzanine Capital Inc. (“Finova”) in the principal amount of $15 million. The loan was payable in full in July 2005, and bore interest at the rate of 12.5% per annum, payable monthly. In connection with the loan, the Company issued to Finova a five year warrant to purchase approximately 452,000 shares of common stock exercisable at a price of $11.875 per share. The warrant was valued at approximately $2.9 million, using the Black-Scholes pricing model with the following weighted average assumptions: expected volatility of 55.0%; a risk-free interest rate of 6.1%; dividend rate of 0.0% and an expected term of 5.2 years. Subject to the outstanding loan balance, the warrant entitled Finova to receive additional shares of the Company’s Common Stock for three consecutive years commencing July 2003, and contained certain anti-dilution provisions. The Company had recorded the loan net of a discount of approximately $2.9 million to reflect an allocation of the proceeds to the estimated value of the warrant. The discount was amortized using the “interest method” over the term of the financing.

In July 2001, the Company prepaid the outstanding subordinated loan and recorded an extraordinary loss of $1,948, net of $1,217 of income taxes, related to the deferred financing costs and the unamortized discount associated with the loan. In accordance with its terms, the contingent warrant for additional shares of the Company’s Common Stock was terminated.

12. COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company leases equipment under capital lease agreements, which extend through fiscal year 2006. Future minimum lease payments under these capital leases, and the present value of such payments as of October 31, 2002 is as follows:

Year ending October 31:
2003	$129
2004	128
2005	78
2006	1

Total minimum lease payments	336
Less: amounts representing interest	(40)

Present value of minimum obligations under capital leases	$296

Lease Commitments

The Company leases 29 office and warehouse facilities. The former corporate headquarters are leased under a non-cancelable operating lease with a company controlled by the father of the chairman of the board and expires in March 2004. Rent expense and certain utility expenses under this lease amounted to $403, $474, and $419, for the years ended October 31, 2002, 2001, and 2000, respectively. The other offices are under non-cancelable operating leases expiring at various times from November 2002 to December 2012. In addition, the Company has leased certain equipment, furniture and auto leases under non-cancelable operating leases, which expire through September 2007.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

In September 2002, the Company relocated its principal executive offices to 622 Broadway, New York, New York. The Company estimates that it will incur approximately $4,000 in capital expenditures for renovations and leasehold improvements. In connection with signing a ten year lease, we provided a standby letter of credit of $1,560, expiring December 31, 2003. As a result of the relocation, during fiscal 2002, the Company recorded expenses of $514 related to lease costs with regard to its former executive offices.

Future minimum rentals required as of October 31, 2002 are as follows:

Year ending October 31:
2003	$6,318
2004	5,388
2005	4,520
2006	3,630
2007	3,671
Thereafter	10,397

Total minimum lease payments	33,924
Less minimum rentals to be received under subleases	(135)

$33,789

Rent expense amounted to $5,090, $3,353, and $2,303, for the years ended October 31, 2002, 2001, and 2000, respectively.

Legal and Other Proceedings

In October 2002, the United States District Court for the Southern District of New York granted final approval of an agreement to settle a consolidated class action lawsuit entitled Gershon Bassman v. Take-Two Interactive Software, Inc. for $7,500 in cash. During the year ended October 31, 2002, the Company recorded $1,468 of class action settlement costs, which represents the settlement of $7,500 and related legal fees, net of $6,145 of insurance proceeds, which were paid and received during the three months ended October 31, 2002.

In July 2002, the Company settled all ordinary course of business litigation with Red Storm Entertainment Inc., a subsidiary of Ubi Soft Entertainment, including certain claims resulting from a distribution agreement. During the year ended October 31, 2002, the Company recorded $3,064 in cost of sales – product costs and $1,190 in general and administrative costs related to this settlement.

The Securities and Exchange Commission has issued a formal order of investigation into, among other things, certain accounting matters relating to the Company’s financial statements, periodic reporting and internal accounting control provisions of the federal securities laws.

The Company is involved in routine litigation in the ordinary course of its business, which in management’s opinion will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

Other

The Company periodically enters into agreements that require the Company to make minimum guaranteed payments. During the year ended October 31, 2002, the Company entered into distribution agreements under which the Company purchases various software games. These agreements, which expire between April 1, 2003 and September 30, 2004, require minimum guaranteed aggregate payments of $13,595 at October 31, 2002. These agreements are collateralized by standby letters of credit of $3,986 at October 31, 2002. Additionally, assuming performance by third-party developers, the Company has outstanding commitments under various software development agreements to pay developers an aggregate of $19,129 during fiscal 2003.

In connection with the Company’s acquisition of the publishing rights to the franchise of Duke Nukem PC and video games in December 2000, the Company is contingently obligated to pay $6,000 in cash upon delivery of the final version of Duke Nukem Forever for the PC. In addition, in connection with the Company’s acquisition of the Max Payne product franchise, the Company is contingently liable to make aggregate payments of up to $8,000 in cash upon the timely delivery of the final version of Max Payne 2 for the PC and the achievement of certain sales targets for such product. The payables will be recorded when the contingencies are resolved.

13. EMPLOYEE SAVINGS PLAN

The Company maintains a 401(k) retirement savings plan and trust (the “401(k) Plan”). The 401(k) Plan is offered to all eligible employees and participants may make voluntary contributions. The Company did not match employee contributions during the years ended October 31, 2001 and 2000. The Company began matching contributions in July 2002. The matching contribution expense incurred by the Company during the year ended October 31, 2002 was $95.

14. INCOME TAXES

The Company is subject to foreign withholding taxes in certain countries where it does business. Domestic and foreign (loss) income before income taxes, extraordinary loss and cumulative effect of change in accounting principle is as follows):

	Years Ended October 31,
	2002	2001	2000

Domestic	$115,082	$(29,322)	$(5,507)
Foreign	5,866	25,827	14,468

Total	$120,948	$(3,495)	$8,961

Income tax expense (benefit) is as follows:

	Years Ended October 31,
	2002	2001	2000

Current:
Federal	$35,275	$–	$–
State and local	4,381	500	500
Foreign	3,025	5,607	3,345
Deferred	6,702	(8,307)	(1,301)

Total	$49,383	$(2,200)	$2,544

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

The differences between the provision for income taxes and the income tax computed using the U.S. statutory federal income tax rate to pretax income are as follows:

	Years ended October 31,

	2002	2001	2000

Statutory federal tax expense (benefit)	$42,332	$(1,223)	$3,136
Changes in expenses resulting from:
State taxes, net of federal benefit	4,096	(652)	369
Foreign tax expense differential	568	(3,433)	(1,359)
Goodwill and intangible amortization	513	1,656	592
Other permanent items	1,874	123	(194)
Impairment of intangibles	–	1,329	–

Income tax expense (benefit)	$49,383	$(2,200)	$2,544

The components of the net deferred tax asset as of October 31, 2002 and 2001 consists of the following:

	2002	2001

Current:
Deferred tax asset:
Sales and related allowances	$5,008	$6,533
Unrealized (gains) losses	–	(96)
Tax credit carryforward	–	479
Depreciation and amortization	384	762
Net operating loss carryforward	–	14,573

Total current deferred tax assets	5,392	22,251

Non-current deferred tax asset —
Capital loss carryforward	7,983	7,946

Non-current deferred tax liability —
Capitalized software	(3,885)	(4,515)

Net deferred tax asset	$9,490	$25,682

The net operating loss carryforward at October 31, 2001 was utilized during the year ended October 31, 2002. Included in the net operating loss carryforward in 2001 was $9,500 tax benefit for stock option exercises from 2001 and 2000 that had not been utilized.

At October 31, 2002, the Company had capital loss carryforwards totaling approximately $21,000. The capital loss carryforwards expire in fiscal 2006. Failure to achieve sufficient levels of taxable income from capital transactions might affect the ultimate realization of the capital loss carryforwards. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of net appreciated assets of the Company, to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was approximately $41,900 and $36,000 for the years ended October 31, 2002 and 2001, respectively. It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company.

15. STOCKHOLDERS’ EQUITY

In July 2001, the Company issued 1,300,000 shares of common stock in a private placement to institutional investors and received proceeds of $20,892, net of $1,400 of selling commissions and offering expenses.

In April and July 2000, the Company issued an aggregate 2,422,000 shares of the Company’s Common Stock in private placements to institutional investors and received proceeds of $21,285, net of commissions and offering expenses of $2,432.

In July 2000, the Company incurred a charge of $1,103 relating to an abandoned offering of a subsidiary.

In February 2001, certain stockholders of the Company exchanged and surrendered for cancellation 564,212 shares of the Company’s Common Stock (valued at $7,310) for shares of Gameplay having an equal value.

In October 2000, a stockholder of the Company exchanged and surrendered for cancellation 98,000 shares of the Company’s common stock (valued at $1,250) for shares of Gameplay having an equal value.

As of October 31, 2002 and 2001, there are outstanding common stock purchase warrants for an aggregate of 30,000 and 128,000 shares of the Company’s Common Stock, respectively, at prices ranging from $5.625 to $9.00 and expiring from 2003 to 2005.

In February 2002, the Company issued 20,000 shares of restricted common stock to a former employee in connection with a separation agreement.

In March 2002, the Company issued 50,000 shares of restricted common stock to an employee as compensation.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

16. COMPREHENSIVE INCOME

The components of and changes in accumulated other comprehensive income (loss) are:

	Foreign Currency Adjustments	Net Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance at November 1, 1999	$(827)	$–	$(827)
Comprehensive income changes during the year, net of taxes of $1,736	(9,014)	(2,831)	(11,845)

Balance at October 31, 2000	(9,841)	(2,831)	(12,672)
Comprehensive income changes during the year, net of taxes of $1,832	(767)	2,987	2,220

Balance at October 31, 2001	(10,608)	156	(10,452)
Comprehensive income changes during the year, net of taxes of $87	5,553	(142)	5,411

Balance at October 31, 2002	$(5,055)	$ 14	$(5,041)

The taxes in the above table relate to the changes in the net unrealized gain (loss) on investments. The foreign currency adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

17. INCENTIVE PLANS

Stock Option Plans

In June 2002, the stockholders of the Company approved the Company’s 2002 Stock Option Plan, as previously adopted by the Company’s Board of Directors (the “2002 Plan”), pursuant to which officers, directors, employees and consultants of the Company may receive stock options to purchase up to an aggregate of 3,000,000 shares of Common Stock.

In January 1997, the stockholders of the Company approved the Company’s 1997 Stock Option Plan, as amended, as previously adopted by the Company’s Board of Directors (the “1997 Plan”), pursuant to which officers, directors, employees and consultants of the Company may receive options to purchase up to an aggregate of 6,500,000 shares of the Company’s Common Stock.

Subject to the provisions of the plans, the Board of Directors or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. As of April 30, 2002, there were no options available for grant under the 1997 Plan.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

As of October 31, 2002 and 2001, the plans had outstanding stock options for an aggregate of 2,764,000 and 2,631,000 shares of the Company’s Common Stock, respectively, vesting at various times from 1998 to 2005 and expiring at various times from 2002 to 2007. Options granted generally vest over a period of three to five years.

Non-Plan Stock Options

As of October 31, 2002 and 2001, there are non-plan stock options outstanding for an aggregate of 2,931,000 and 1,848,000 shares of the Company’s Common Stock, respectively, vesting from 1999 to 2005 and expiring at various times from 2003 to 2007.

For those options with exercise prices less than fair value of the underlying shares at the measurement date, the difference is recorded as deferred compensation and is amortized over the vesting period. Compensation expense for the years ended October 31, 2002, 2001, and 2000 was approximately $1,976, $5, and $43, respectively.

The following table summarizes the activity in options under the plans inclusive of non-plan options:

	Shares (in thousands)	Weighted Average Exercise Price

Options outstanding – November 1, 1999	3,725	$6.96
Granted-exercise price equal to fair value	2,073	$10.14
Granted-exercise price less than fair value	14	$8.23
Exercised	(1,270)	$6.44
Forfeited	(343)	$5.89

Options outstanding – October 31, 2000	4,199	$8.72
Granted-exercise price equal to fair value	3,351	$9.94
Granted-exercise price less than fair value	500	$13.91
Exercised	(3,327)	$9.00
Forfeited	(244)	$10.09

Options outstanding – October 31, 2001	4,479	$9.93
Granted-exercise price equal to fair value	3,950	$16.40
Granted-exercise price less than fair value	30	$0.01
Exercised	(2,494)	$10.43
Forfeited	(270)	$12.31

Options outstanding – October 31, 2002	5,695	$13.96

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

At October 31, 2002 and 2001 the number of options exercisable are 3,014,000 and 2,113,000, respectively, and their related weighted average exercise prices are $12.56 and $9.61, respectively.

The following summarizes information about stock options outstanding and exercisable at October 31, 2002:

Range of Exercise Prices	Shares (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (years)

$0.01 – $5.1875	46	$3.84	1.69
$5.50 – $9.89	860	$8.49	3.00
$10.00 – $14.86	2,303	$11.22	3.43
$15.25 – $19.55	2,335	$18.15	4.35
$20.59 – $28.84	151	$25.01	4.74

Options outstanding – October 31, 2002	5,695	$13.96	3.76

$0.01 – $5.1875	46	$3.84	1.69
$5.50 – $9.89	675	$8.54	2.88
$10.00 – $14.86	1,369	$11.19	3.29
$15.25 – $19.55	832	$17.26	3.86
$20.59 – $28.84	92	$24.49	4.77

Options exercisable – October 31, 2002	3,014	$12.56	3.38

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company’s net income and the net income per share would have been reduced to the pro forma amounts indicated below.

	Years ended October 31,

	2002	2001	2000

Net income (loss)
As reported	$71,565	$(8,580)	$6,417
Pro forma	$62,574	$(14,942)	$(427)

Net income (loss) per share
As reported – Basic	$1.88	$(0.25)	$0.23
Pro forma – Basic	$1.65	$(0.44)	$(0.02)

As reported – Diluted	$1.81	$(0.25)	$0.23
Pro forma – Diluted	$1.58	$(0.44)	$(0.02)

The pro forma disclosures shown are not representative of the effects on net income and the net income per share in future years.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

The fair value of the Company’s stock options used to compute pro forma net income and the net income per share disclosures is the estimated present value at the grant date using the Black-Scholes option-pricing model. The weighted average fair values of options granted were $9.13, $5.76 and $5.78 for years ended October 31, 2002, 2001 and 2000, respectively. The following weighted average assumptions for 2002 were used to value grants: expected volatility of 74%; a risk-free interest rate of 1.77%; and an expected holding period of 4.1 years. The following weighted average assumptions for 2001 were used to value grants: expected volatility of 85% for grants with a holding period of 2 years, 79% for a holding period of 3 years and 75% for holding periods of 4 to 5 years; a risk-free interest rate of generally 4.85% to 5.0%; and an expected holding period of two to five years. The following weighted average assumptions were used to value grants for 2000; expected volatility of 96% for grants with a holding period of two years, and expected volatility of 60% for grants with a holding period of three to four years and 65% for holding periods of five years or more; a risk-free interest rate of generally 5.5% to 6.7%; and an expected holding period of two to five years.

18. RESULTS BY QUARTER (UNAUDITED)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended October 31, 2002.

	1st	2nd	3rd	4th
2002	Quarter	Quarter	Quarter	Quarter

Net sales	$282,926	$170,330	$122,461	$218,259
Gross profit	103,461	63,655	45,882	83,036
Net income	$34,829	$9,637	$4,766	$22,333

Per share data:
Basic EPS	$0.95	$0.26	$0.12	$0.56
Diluted EPS	$0.92	$0.25	$0.12	$0.54

2001

Net sales	$157,591	$88,179	$81,327	$121,704
Gross profit	53,331	30,783	31,715	26,708
Income (loss) before extraordinary item and cumulative effect of adopting SAB 101	13,569	(11,467)	1,283	(4,680)
Extraordinary loss, net of taxes	–	–	(1,948)	–
Cumulative effect of adopting SAB 101	(5,337)	–	–	–
Net income	$8,232	$(11,467)	$(665)	$(4,680)

Per share data:
Basic EPS	$0.25	$(0.35)	$0.02	$(0.13)
Diluted EPS	$0.25	$(0.35)	$0.02	$(0.13)

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

19. SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), which established standards for reporting by public business enterprises of information about product lines, geographical areas and major customers. The method for determining what information to report is based on the way management organizes the Company for making operational decisions and assessment of financial performance. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about sales by geographic region and by product platforms. The Company’s Board of Directors reviews consolidated financial information. The Company’s operations employ the same products, cost structures, margins and customers worldwide. The Company’s product development, publishing and marketing activities are centralized in the United States under one management team, with distribution activities managed geographically. Accordingly, the Company’s operations fall within one reportable segment as defined in SFAS No. 131.

For the years ended October 31, 2002, 2001, and 2000, the Company’s net sales in domestic markets accounted for approximately 79.9%, 76.3% and 71.6% respectively, and net sales in international markets accounted for 20.1%, 23.7%, and 28.4%, respectively.

As of October 31, 2002 and 2001, the Company’s net property, plant and equipment in domestic markets accounted for approximately $11,222 and $7,710, respectively, and net property, plant and equipment in international markets accounted for $4,097 and $3,323, respectively.

Information about the Company’s total non-current assets in the United States and international areas as of October 31, 2002 and 2001 are presented below:

	2002	2001

Total non-current assets:
United States	$98,849	$81,297
International
United Kingdom	20,505	21,128
All other Europe	17,685	21,405
Other	26,036	8,347

	$163,075	$132,177

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

Information about the Company’s net sales in the United States and international areas for the years ended October 31, 2002, 2001 and 2000 are presented below (net sales are attributed to geographic areas based on product destination):

	2002	2001	2000

Net Sales:
United States	$605,766	$322,155	$250,278
Canada	28,965	20,080	10,408
International
United Kingdom	47,021	32,227	25,968
All other Europe	98,490	61,187	60,814
Asia Pacific	12,593	12,478	15,505
Other	1,141	674	1,028

	$793,976	$448,801	$364,001

Information about the Company’s net sales by product platforms for the years ended October 31, 2002, 2001 and 2000 are presented below:

	2002	2001	2000

Platforms:
Sony PlayStation 2	$472,797	$129,548	$29,374
Sony PlayStation	58,666	74,642	76,353
Microsoft Xbox	54,097	2,423	–
PC	102,643	103,154	89,927
Nintendo Game Boy Color, Game Boy Advance and 64	20,331	37,519	58,919
Nintendo GameCube	17,745	–	–
Sega Dreamcast	1,600	11,301	20,991
Accessories	31,706	31,467	29,178
Hardware	34,391	58,747	59,259

	$793,976	$448,801	$364,001

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements (concluded)
(Dollars in thousands, except per share amounts)

20.  NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE PER SHARE

The following table provides a reconciliation of basic earnings per share to diluted earnings per share for the years ended October 31, 2002, 2001, and 2000.

	Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	Shares (in thousands)	Per Share Amount

Year Ended October 31, 2002
Basic	$71,565	38,030	$1.88
Effect of dilutive securities- Stock options and warrants	–	1,540	–

Diluted	$71,565	39,570	$1.81

Year Ended October 31, 2001
Basic and Diluted	$(1,295)	33,961	$(0.04)

Year Ended October 31, 2000
Basic	$6,417	27,307	$0.23
Effect of dilutive securities- Stock options and warrants	–	1,023	–

Diluted	$6,417	28,330	$0.23

The computation for diluted number of shares excludes those unexercised stock options and warrants which are antidilutive. The number of such shares was 143,000, 222,000, and 73,000 for the years ended October 31, 2002, 2001, 2000, respectively.

21.  SUBSEQUENT EVENT

In November 2002, the Company acquired all of the outstanding capital stock of Angel Studios, Inc., the developer of Midnight Club and Smuggler’s Run for 235,679 shares of restricted common stock (valued at $6,557) and $28,500 in cash. The Company is in the process of completing the purchase price allocation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on this 20th day of December 2002.
TAKE-TWO INTERACTIVE SOFTWARE, INC.
By:/s/ Kelly Sumner
Kelly Sumner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ Ryan A. Brant Ryan A. Brant	Chairman of the Board	December 20 2002

/s/ Kelly Sumner Kelly Sumner	Chief Executive Officer (Principal Executive Officer)	December 20, 2002

/s/ Paul Eibeler Paul Eibeler	President and Director	December 20, 2002

/s/ Karl H. Winters Karl H. Winters	Chief Financial Officer (Principal Financial and Accounting Officer)	December 20, 2002

/s/ Robert Flug Robert Flug	Director	December 20, 2002

/s/ Steven Tisch Steven Tisch	Director	December 20, 2002

/s/ Oliver R. Grace, Jr. Oliver R. Grace, Jr.	Director	December 20, 2002

/s/ Todd Emmel Todd Emmel	Director	December 20, 2002

/s/ Mark Lewis Mark Lewis	Director	December 20, 2002

/s/ Richard Roedel Richard Roedel	Director	December 20, 2002

/s/ Jeffrey C. Lapin Jeffrey C. Lapin	Director	December 20, 2002

Take-Two Interactive Software, Inc.
Certification of Principal Executive Officer

I, Kelly Sumner, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Take-Two Interactive Software, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ Kelly Sumner
Kelly Sumner
Chief Executive Officer
(Principal Executive Officer)

Take-Two Interactive Software, Inc.
Certification of Principal Financial Officer

I, Karl H. Winters, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Take-Two Interactive Software, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to

5.	the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ Karl H. Winters
Karl H. Winters
Chief Financial Officer
(Principal Financial Officer)

SCHEDULE II

Take-Two Interactive Software, Inc. and Subsidiaries
Valuation and Qualifying Accounts

(In thousands)

		Additions (A)

Description	Balance at Beginning of Period	Sales and returns allowance	Provision for bad debts	Deductions (B)	Other (C)	Balance at End of Period

Year Ended October 31, 2002

Allowance for doubtful accounts & returns	$26,106	$80,609	$2,405	$81,179	–	$27,941

Year Ended October 31, 2001

Allowance for doubtful accounts & returns	$11,615	$71,481	$3,838	$64,366	$3,538	$26,106

Year Ended October 31, 2000

Allowance for doubtful accounts & returns	$9,039	$41,159	$931	$39,514	–	$11,615

(A)	Includes increases in allowance for sales returns and doubtful accounts due to normal reserving terms.

(B)	Includes actual write-offs of uncollectible accounts receivable or sales returns and recoveries of previously written off receivables.

(C)	Includes allowance accounts acquired in conjunction with acquisitions.