Form 10-Q
period 2003-01-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2003-03-14
CIK 946581

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

Commission file number 0-29230

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0350842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

622 Broadway, New York, New York 10012
(Address of principal executive offices including zip code)

Registrant’s Telephone Number, Including Area Code (646) 536-2842

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No

As of March 11, 2003, there were 41,301,411 shares of the Registrant’s Common Stock outstanding.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
QUARTER ENDED JULY 31, 2002

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - As of January 31, 2003 and October 31, 2002 (unaudited)	1

	Consolidated Condensed Statements of Operations - For the three months ended January 31, 2003 and 2002 (unaudited)	2

	Consolidated Condensed Statements of Cash Flows - For the three months ended January 31, 2003 and 2002 (unaudited)	3

	Consolidated Condensed Statements of Stockholders’ Equity - For the year ended October 31, 2002 and the three months ended January 31, 2003 (unaudited)	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative & Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Changes in Securities	32

Item 5.	Other Information	32

Item 6.	Exhibits and Reports on Form 8-K	32

	Signatures	33

	Certification of Principal Executive Officer	34

	Certification of Principal Financial Officer	35

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of January 31, 2003 and October 31, 2002 (unaudited)
(In thousands, except share data)

	January 31, 2003	October 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$164,085	$108,369
Accounts receivable, net of provision for doubtful accounts, returns and sales allowances of $45,559 and $27,941 at January 31, 2003 and October 31, 2002, respectively	120,779	108,441
Inventories	76,604	74,391
Prepaid royalties	10,040	13,723
Prepaid expenses and other current assets	16,845	19,569
Deferred tax asset	5,392	5,392

Total current assets	393,745	329,885

Fixed assets, net	16,707	15,319
Prepaid royalties	4,435	12,203
Capitalized software development costs, net	10,628	10,385
Investments	—	97
Goodwill, net	97,538	61,529
Intangibles, net	45,873	55,293
Deferred tax asset	7,983	7,983
Other assets, net	228	266

Total assets	$577,137	$492,960

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$55,997	$79,660
Accrued expenses and other current liabilities	76,561	51,074
Income taxes payable	17,751	1,603
Current portion of capital lease obligation	97	95

Total current liabilities	150,406	132,432

Capital lease obligation, net of current portion	174	201
Deferred tax liability	3,885	3,885

Total liabilities	154,465	136,518

Stockholders’ equity
Common stock, par value $.01 per share; 50,000,000 shares authorized; 40,964,890 and 40,361,739 shares issued and outstanding, respectively	410	404
Additional paid-in capital	286,277	273,502
Deferred compensation	—	(227)
Retained earnings	138,266	87,804
Accumulated other comprehensive loss	(2,281)	(5,041)

Total Stockholders’ Equity	422,672	356,442

Total Liabilities and Stockholders’ Equity	$577,137	$492,960

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three months ended January 31, 2003 and 2002 (unaudited)
(In thousands, except per share data)

	Three months ended January 31,

	2003	2002

Net sales	$408,794	$282,926

Cost of sales
Product costs	204,428	156,700
Royalties	36,888	20,168
Software development costs	3,351	2,955

Total cost of sales	244,667	179,823

Gross profit	164,127	103,103

Operating expenses
Selling and marketing	34,454	21,995
General and administrative	31,359	18,997
Research and development	5,615	1,954
Depreciation and amortization	7,562	1,913

Total operating expenses	78,990	44,859

Income from operations	85,137	58,244

Interest (income) expense, net	(345)	974
Gain on Internet investments	(39)	(127)

Total non-operating (income) expenses	(384)	847

Income before income taxes	85,521	57,397
Provision for income taxes	35,059	22,568

Net income	$50,462	$34,829

Per share data:
Basic:
Weighted average common shares outstanding	40,786	36,724

Net income per share	$1.24	$0.95

Diluted:
Weighted average common shares outstanding	42,202	37,896

Net income per share	$1.20	$0.92

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the three months ended January 31, 2003 and 2002 (unaudited)
(In thousands)

	Three months ended January 31,

	2003	2002

Cash flows from operating activities:
Net income	$50,462	$34,829
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,155	1,913
(Gain) loss on disposal of fixed assets	(6)	122
Gain on sale of Internet investments	(39)	(127)
Provision for doubtful accounts, returns and sales allowances	14,254	9,672
Amortization of various expenses and discounts	1,183	1,107
Impairment of intellectual property and technology	7,892	—
Non-cash charges for consolidation of distribution facilities	5,406	—
Write off of prepaid royalties and capitalized software	6,712	740
Tax benefit from exercise of stock options	1,447	185
Foreign currency transaction loss	1,011	152
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(27,820)	(37,423)
(Increase) decrease in inventories	(1,637)	10,133
(Increase) decrease in prepaid royalties	(2,311)	2,428
Increase in prepaid expenses and other current assets	(642)	(940)
Decrease (increase) in capitalized software development costs	(116)	3,004
Decrease in other non-current assets	—	1,236
(Decrease) increase in accounts payable	(26,115)	12,997
Increase in accrued expenses and other current liabilities	33,405	14,815
Increase in income taxes payable	15,327	21,341

Net cash provided by operating activities	81,568	76,184

Cash flows from investing activities:
Purchase of fixed assets	(3,691)	(3,279)
Proceeds from sale of investments	—	5,817
Acquisitions, net of cash acquired	(27,225)	—
Direct transaction costs, current and prior year acquisitions	(70)	—

Net cash (used in) provided by investing activities	(30,986)	2,538

Cash flows from financing activities:
Net repayments under lines of credit	—	(54,073)
Proceeds from exercise of stock options and warrants	4,777	1,989
Repayment of capital lease obligation	(25)	(23)

Net cash provided by (used in) financing activities	4,752	(52,107)

Effect of foreign exchange rates	382	(1,699)

Net increase in cash for the period	55,716	24,916
Cash and cash equivalents, beginning of the period	108,369	6,056

Cash and cash equivalents, end of the period	$164,085	$30,972

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (continued)
For the three months ended January 31, 2003 and 2002 (unaudited)
(In thousands)

	Three months ended January 31,

	2003	2002

Supplemental information on intangibles and businesses acquired:
Fair value of assets acquired
Cash	$1,275	$—
Other current assets	438	—
Property and equipment, net	481	—
Intangible assets	4,720	—
Goodwill	35,951	—
Less, liabilities assumed
Current liabilities	(1,865)	—
Stock and other consideration	(12,488)	—
Direct transaction costs	(12)	—

Cash paid	28,500	—
Less cash acquired	(1,275)	—

Net cash paid	$27,225	$—

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Equity
For the year ended October 31, 2002 and the three months ended January 31, 2003 (unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount

Balance, November 1, 2001	36,641	$366	$213,908	$—	$16,239	$(10,452)	$220,061
Foreign currency translation adjustment	—	—	—	—	—	5,553	5,553
Net unrealized income on investments, net of taxes	—	—	—	—	—	(142)	(142)
Net income	—	—	—	—	71,565	—	71,565

Comprehensive income							76,976

Proceeds from exercise of stock options and warrants	2,434	25	23,283	—	—	—	23,308
Amortization of deferred compensation	—	—	—	682	—	—	682
Deferred compensation in connection with restricted stock issued	50	1	908	(909)	—	—	—
Issuance of common stock in connection with acquisitions	1,212	12	22,332	—	—	—	22,344
Issuance of compensatory stock and stock options	25	—	2,371	—	—	—	2,371
Tax benefit in connection with the exercise of stock options	—	—	10,700	—	—	—	10,700

Balance, October 31, 2002	40,362	404	273,502	(227)	87,804	(5,041)	356,442
Foreign currency translation adjustment	—	—	—	—	—	2,774	2,774
Net unrealized income on investment, net of taxes	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	50,462	—	50,462

Comprehensive income							53,222

Proceeds from exercise of stock options and warrants	367	4	4,773	—	—	—	4,777
Amortization of deferred compensation	—	—	—	227	—	—	227
Issuance of common stock in connection with acquisition	236	2	6,555	—	—	—	6,557
Tax benefit in connection with the exercise of stock options	—	—	1,447	—	—	—	1,447

Balance, January 31, 2003	40,965	$410	$286,277	$—	$138,266	$(2,281)	$422,672

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
(Dollars in thousands, except per share amounts)

1. ORGANIZATION

Take-Two Interactive Software, Inc. (the “Company”) develops, publishes and distributes interactive software games designed for PCs and video game console platforms.

2. SIGNIFICANT ACCOUNTING POLICIES AND TRANSACTIONS

Basis of Presentation

The unaudited Consolidated Condensed Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for th e fiscal year ended October 31, 2002.

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

Recently Adopted Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 in the first quarter of fiscal 2003 did not have an impact on the Company’s financial condition, cash flows and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The objectives of SFAS 144 are to address significant issues relating to the implementation of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and to develop a single accounting model, based on the framework established in SFAS 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 in the first quarter of fiscal 2003 did not have a material impact on the Company’s financial condition and results of operations.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for the Company was November 1, 2002. Under this pronouncement, the $1,948 net loss on extinguishment of debt for the year ended October 31, 2001 classified as an extraordinary item will be reclassified as follows: $3,165 of loss on extinguishment to non-operating expenses and $1,217 of tax benefit to provision for income taxes. The Company does not expect that the rescission of SFAS No. 4 will have a material impact on the Company’s fina ncial condition, cash flows and results of operations.

In January 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of such costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 in the first quarter of fiscal 2003 did not have a material impact on the Company’s financial condition and results of operations.

Recently Issued Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the transition provisions of FASB No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, “Interim Financial Reporting” (“APB 28”) to require disclosures about such effects in interim financial information. The amendments to FASB 123 are effective for years ending after December 15, 2002. The amendments to APB 28 for interim disclosure of pro forma results are effective for interim periods beginning after December 15, 2002, which for the Company is the three months ended April 30, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not and is not expected to have a material impact on the Company’s financial condition or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

3.   BUSINESS ACQUISITIONS

In November 2002, the Company acquired all of the outstanding capital stock of Angel Studios, Inc. (“Angel”), the developer of Midnight Club and Smuggler’s Run. The purchase price consisted of 235,679 shares of restricted common stock (valued at $6,557), $28,500 in cash and $5,931 (net of $801 of payable to Angel) of prepaid royalties previously advanced to Angel. In connection with the acquisition, the Company recorded identifiable intangibles of $4,720, comprised of intellectual property of $2,810, technology of $1,600 and non-competition agreements of $310, and goodwill of $35,951 on a preliminary basis.

In August 2002, the Company acquired all of the outstanding capital stock of Barking Dog Studios Ltd. (“Barking Dog”), a Canadian-based development studio. The purchase price consisted of 242,450 shares of restricted common stock (valued at $3,801), $3,000 in cash, $825 of prepaid royalties previously advanced to Barking Dog and assumed net liabilities of $70. In connection with the acquisition, the Company recorded identifiable intangibles of $2,200, comprised of non-competition agreements of $2,000 and intellectual property of $200, and goodwill of $5,553 on a preliminary basis.

The acquisitions have been accounted for as purchase transactions in accordance with SFAS 141 and, accordingly, the results of operations and financial position of the acquired businesses are included in the Company’s consolidated financial statements from the respective dates of acquisition. The pro forma results of operations and related per share information for the current and prior fiscal quarters have not been presented as the impact is not material.

4.   NET INCOME PER SHARE

The following table provides a reconciliation of basic net income per share to diluted net income per share for the three months ended January 31, 2003 and 2002:

	Net Income	Shares (in thousands)	Per Share Amount

Three Months Ended January 31, 2003:
Basic	$50,462	40,786	$1.24
Effect of dilutive securities – Stock options and warrants	—	1,416	—

Diluted	$50,462	42,202	$1.20

Three months ended January 31, 2002:
Basic	$34,829	36,724	$0.95
Effect of dilutive securities – Stock options and warrants	—	1,172	—

Diluted	$34,829	37,896	$0.92

The computation of diluted number of shares excludes 1,078,000 unexercised stock options for the three months ended January 31, 2003, which are anti-dilutive.

In January 2003, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $25,000 of its common stock from time to time in the open market or in privately negotiated transactions. As of March 11, 2003, the Company had not repurchased any shares under this program.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

5.   INVENTORY

As of January 31, 2003 and October 31, 2002, inventories consist of:

	January 31, 2003	October 31, 2002

Parts and supplies	$2,371	$3,221
Finished products	74,233	71,170

	$76,604	$74,391

6.   PREPAID ROYALTIES

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

The following table sets forth for the periods indicated changes in total prepaid royalties:

	First Quarter

	Fiscal 2003	Fiscal 2002

Beginning balance	$25,926	$32,989
Additions	3,457	11,528
Amortization	(1,344)	(15,238)
Reclassification	(6,932)	1,419
Write down	(6,649)	(740)
Foreign exchange	17	(137)

Balance at January 31	14,475	29,821
Less current balance	10,040	19,259

Non-current balance	$4,435	$10,562

The reclassification in fiscal 2003 principally reflects the transfer of prepaid royalties to Angel as a component of the purchase price of Angel.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

7.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes internal software development costs, as well as film production and other content costs, subsequent to establishing technological feasibility of a title.

The following table sets forth for the periods indicated changes in capitalized software development costs:

	First Quarter

	Fiscal 2003	Fiscal 2002

Beginning balance	$10,385	$9,739
Additions	3,444	1,484
Amortization	(3,288)	(2,955)
Reclassification	—	(1,419)
Write down	(63)	—
Foreign exchange	150	(114)

Balance at January 31	$10,628	$6,735

8.   INVESTMENTS

Investments are comprised of equity securities and are classified as current and non-current assets. Investments are accounted for under the average cost method as “available-for-sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments are stated at fair value, with unrealized appreciation (loss) reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

As of October 31, 2002, non-current investments, which consist solely of an investment in Gameplay plc stock, are summarized as follows:

October 31, 2002

Average cost	$75
Unrealized gain	22

Fair value	$97

During the three months ended January 31, 2003, the Company sold all the shares of Gameplay plc held by it. The Company realized a gain of $39 based on the average cost of the securities sold.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

9.   LINES OF CREDIT

In December 1999, the Company entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on the Company’s consolidated leverage ratio (as defined). The Company is required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by the Company’s accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company’s domestic subsidiaries. Available borrowings under the agreement are reduced by the amount of outstanding letters of credit, which were $5,546 at January 31, 2003. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of January 31, 2003, the Company was in compliance with such covenants. The loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The Company had no outstanding borrowings under the revolving line of credit as of January 31, 2003.

In February 2001, the Company’s United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $21,574. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2004. The Company had no outstanding guarantees or borrowings under this facility as of January 31, 2003.

10.   INTANGIBLE ASSETS

Intangible assets consist of trademarks, intellectual property, customer lists and acquired technology in connection with acquisitions. Intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to ten years, except for intellectual property, which is amortized based on the shorter of the useful life or expected revenue stream.

In May 2002, the Company acquired all right, title and interest to the Max Payne product franchise, including all of the intellectual property rights associated with the brand, and a perpetual, royalty-free license to use the Max Payne game engine and related technology. The purchase price consisted of $10,000 in cash and 969,932 shares of restricted common stock (valued at $18,543). In addition, the Company is contingently obligated to make aggregate payments of up to $8,000 in cash upon the timely delivery of the final version of Max Payne 2 for the PC and the achievement of certain sales targets for such product. On a preliminary basis, the Max Payne assets acquired have been recorded as intellectual property and are included in intangible assets. The $8,000 will be recorded as an additional intangible asset upon resolution of the contingency.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

		As of January 31, 2003			As of October 31, 2002

	Range of Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	7-10 years	$23,342	$(4,886)	$18,456	$23,342	$(4,515)	$18,827
Customer lists and relationships	5-10 years	4,674	(2,527)	2,147	9,081	(2,352)	6,729
Intellectual property	2-6 years	22,737	(3,363)	19,374	25,771	(2,869)	22,902
Non-competition agreements	3-6 years	5,190	(1,443)	3,747	4,880	(906)	3,974
Technology	3 years	4,192	(2,043)	2,149	4,640	(1,779)	2,861

		$60,135	$(14,262)	$45,873	$67,714	$(12,421)	$55,293

Amortization expense for the three months ended January 31, 2003 and 2002 amounted to $1,841, and $1,472, respectively.

Estimated amortization expense for the fiscal years ending October 31, is as follows:

2003	$1,693
2004	3,332
2005	2,852
2006	1,818
2007	1,463

Total	$11,158

During the three months ended January 31, 2003, the Company recorded a charge of $4,407 related to the impairment of a customer list, which was included in depreciation and amortization. (See Note 13.) In addition, cost of sales – product costs include $7,892 of intellectual property and technology written off during the three months ended January 31, 2003, of which $5,499 related to Duke Nukem Forever and a sequel, reflecting the continued product development delays for these products.

11.   LEGAL AND OTHER PROCEEDINGS

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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

12.   COMMITMENTS AND CONTINGENCIES

The Company periodically enters into agreements that require the Company to make minimum guaranteed payments. During the year ended October 31, 2002, the Company entered into agreements to purchase various software games. These agreements, which expire between April 1, 2003 and September 30 2004, require aggregate minimum guaranteed payments of $9,396 at January 31, 2003. These agreements are collateralized by standby letters of credit of $3,986 at January 31, 2003. Additionally, assuming performance by third-party developers, the Company has outstanding commitments under various software development agreements to pay developers an aggregate of $18,355 during the remainder of fiscal 2003.

In connection with the Company’s acquisition of the publishing rights to the franchise of Duke Nukem PC and video games in December 2000, the Company is contingently obligated to pay $6,000 in cash upon delivery of the final PC version of Duke Nukem Forever. In addition, in connection with the Company’s acquisition of the Max Payne product franchise, the Company is contingently obligated to make aggregate payments of up to $8,000 in cash upon the timely delivery of the final PC version of Max Payne 2 and the achievement of certain sales targets for such product. The payables will be recorded when the contingencies are resolved.

13.   CONSOLIDATION OF DISTRIBUTION FACILITIES

In January 2003, based on management’s strategy to consolidate the Company’s distribution business, and after taking into account the relative cost savings involved, the Board of Directors authorized the closing of the Company’s warehouse operations in Ottawa, Illinois and College Point, New York. Operations at these warehouses ceased by January 31 and the business conducted there was consolidated with the operations of the Company’s Jack of All Games’ distribution facility in Ohio.

As a result of the closures, the Company recorded a charge of $7,501. The charge consisted of: (1) lease termination costs, representing the fair value of remaining lease payments, net of estimated sublease rent; (2) disposition of fixed assets, representing the net book value of fixed assets and leasehold improvements; (3) other exit costs; and (4) an impairment charge with respect to an intangible asset, representing a customer list relating to the business conducted at the Illinois facility. The accruals are included in accrued expenses in the consolidated condensed balance sheet. The lease termination costs are expected to be paid through the year 2010.

These costs are included in general and administrative expense for the three months ended January 31, 2003, except for the intangibles impairment which is included in depreciation and amortization expense, and are summarized in the table below:

	Lease Termination Costs	Fixed Asset Dispositions	Intangibles Impairment	Other Exit Costs	Total

Accruals during quarter
ended January 31, 2003	$2,015	$999	$4,407	$80	$7,501
Asset write-offs	—	(999)	(4,407)	—	(5,406)
Cash payments	—	—	—	—	—

Remaining obligations
at January 31, 2003	$2,015	$—	$—	$80	$2,095

TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
 Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

14.   SEGMENT REPORTING

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), which establishes standards for reporting by public business enterprises of information about product lines, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the Company for making operational decisions and assessment of financial performance. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about sales by geographic region and by product platforms. The Company’s Board of Directors reviews consolidated financial information. The Company’s operations employ the same products and types of customers worldwide. The Company’s product development, publishing and marketing activities are centralized in the United States under one management team, with distribution activities managed geographically. Accordingly, the Company’s operations fall within one reportable segment as defined in SFAS 131.

Information about the Company’s non-current assets in the United States and international areas as of January 31, 2003 and October 31, 2002 are presented below:

	January 31, 2003	October 31, 2002

Total non-current assets:
United States	$122,015	$98,849
International
United Kingdom	18,821	20,505
All other Europe	14,983	17,685
Other	27,573	26,036

	$183,392	$163,075

Information about the Company’s net sales by product platforms for the three months ended January 31, 2003 and 2002 are presented below:

	Three months ended January 31,

	2003	2002

Platforms:
Sony PlayStation 2	$321,150	$188,348
Sony PlayStation	21,051	28,016
Microsoft Xbox	14,188	24,247
PC	10,569	13,039
Nintendo GameBoy Color,
GameBoy Advance and N64	11,572	8,771
Nintendo GameCube	7,119	4,414
Sega Dreamcast	98	968
Accessories	3,821	7,675
Hardware	19,226	7,448

	$408,794	$282,926

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
 Notes to Unaudited Consolidated Condensed Financial Statements (concluded)
(Dollars in thousands, except per share amounts)

Information about the Company’s net sales in the United States and international areas for the three months ended January 31, 2003 and 2002 are presented below (net sales are attributed to geographic areas based on product destination):

	Three months ended January 31,

	2003	2002

Net Sales:
United States	$260,504	$220,008
Canada	30,535	4,066
International
United Kingdom	48,991	15,591
All other Europe	61,165	40,468
Asia Pacific	7,372	2,488
Other	227	305

	$408,794	$282,926

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

We recognize revenue net of allowances for returns and price protection when title and risk of loss pass to customers (generally, upon receipt of products by customers). In accordance with Statement of Position 97-2, “Software Revenue Recognition,” we recognize revenue when the price is fixed and determinable, upon persuasive evidence of an agreement, our fulfillment of our obligations under any such agreement and a determination that collection is probable. Our payment arrangements with customers provide primarily 60 day terms and to a limited extent with certain customers 30 or 90 day terms. We may not have a reliable basis to estimate returns and allowances for certain customers or may be unable to determine that collection of receivables is probable. In such circumstances, we defer revenue at the time of sale and recognize revenue when collection of the related receivable becomes probable or cash is collected.

Returns and Reserves

We generally accept returns and grant price protection in connection with our publishing arrangements. We establish a reserve for future returns of published titles and price protection based primarily on historical return rates, return policies and price protection policies, and recognize revenue net of allowances for returns and price protection. Our distribution arrangements with customers generally do not give them the right to return titles or to cancel firm orders. However, we sometimes accept returns for stock balancing and negotiate accommodations to customers, which includes price discounts, credits and returns, when demand for specific titles falls below expectations. If future returns or price protection significantly exceed established reserves, our operating results would be adversely affected.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Prepaid Royalties

Our agreements with licensors and developers generally provide us with exclusive publishing rights and require us to make advance royalty payments that are recouped against royalties due to the licensor or developer based on product sales. Prepaid royalties are amortized as a component of cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales. We continually evaluate the recoverability of prepaid royalties and charge to cost of sales the amount that management determines is probable that will not be recouped at the contractual royalty rate in the period in which such determination is made or if we determine that we will cancel a development project. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year.

The following table sets forth for the periods indicated changes in total prepaid royalties:

	First Quarter

	Fiscal	Fiscal
	2003	2002

Beginning balance	$25,926	$32,989
Additions	3,457	11,528
Amortization	(1,344)	(15,238)
Reclassification	(6,932)	1,419
Write down	(6,649)	(740)
Foreign exchange	17	(137)

Balance at January 31	14,475	29,821
Less current balance	10,040	19,259

Non-current balance	$4,435	$10,562

The reclassification in fiscal 2003 principally reflects the transfer of prepaid royalties to Angel Studios, Inc. (“Angel”) as a component of the purchase price of Angel.

Capitalized Software Development Costs

We capitalize internal software development costs subsequent to establishing technological feasibility of a title. Capitalized software development costs represent the costs associated with the internal development of our publishing products. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. We continually evaluate the recoverability of capitalized software development costs and will charge to cost of sales any amounts that are deemed unrecoverable or for projects that we abandon.

The following table sets forth for the periods indicated changes in capitalized software development costs:

	First Quarter

	Fiscal	Fiscal
	2003	2002

Beginning balance	$10,385	$9,739
Additions	3,444	1,484
Amortization	(3,288)	(2,955)
Reclassification	—	(1,419)
Write down	(63)	—
Foreign exchange	150	(114)

Balance at January 31	$10,628	$6,735

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations, and sets forth net sales by territory, sales mix, platform and principal products:

	Three months ended
	January 31,

Operating data:	2003	2002

Net sales	100.0%	100.0%
Cost of sales
Product costs	50.1	55.5
Royalties	9.0	7.1
Software development costs	0.8	1.0
Total cost of sales	59.9	63.6
Selling and marketing.	8.4	7.8
General and administrative	7.7	6.7
Research and development	1.4	0.7
Depreciation and amortization	1.8	0.7
Interest (income) expense, net	(0.1)	0.3
Provision for income taxes	8.6	8.0
Net income	12.3	12.3

Net Sales by Territory:
North America	71.2%	79.2%
International	28.8	20.8

Net Sales Mix:
Publishing	74.7%	67.8%
Distribution	25.3	32.2

Platform Mix (publishing):
Console	97.9%	95.2%
PC	1.2	3.3
Accessories and hand-held	0.9	1.5

Principal Products:
Grand Theft Auto: Vice City, PS2
(released October - November 2002)	68.4%	—%
Grand Theft Auto 3, PS2 (released October 2001)	1.3	41.4
Max Payne, PS2 (released December 2001)	0.3	11.4
Max Payne, Xbox (released December 2001)	—	4.4
Ten largest titles	73.0	62.3

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Three Months Ended January 31, 2003 and 2002

Net Sales. Net sales increased by $125,868, or 44.5%, to $408,794 for the three months ended January 31, 2003 from $282,926 for the three months ended January 31, 2002. The increase was primarily attributable to growth in publishing operations.

Publishing revenues increased by $113,304, or 59.0%, to $305,260 for the three months ended January 31, 2003 from $191,956 for the three months ended January 31, 2002. The increase was primarily attributable to strong sales of Grand Theft Auto: Vice City for PlayStation 2, which was released in October 2002 in North America and in November 2002 internationally. Publishing revenues represented 74.7% and 67.8% of net sales for the three months ended January 31, 2003 and 2002, respectively.

Products designed for video game console platforms accounted for 97.9% of publishing revenues as compared to 95.2% for the comparable period last year, with the increase primarily attributable to the strong sales of Grand Theft Auto: Vice City for PlayStation 2. Products designed for PC platforms accounted for 1.2% of publishing revenues as compared to 3.3% for the prior comparable period.

Distribution revenues increased by $12,564, or 13.8%, to $103,534 for the three months ended January 31, 2003 from $90,970 for the three months ended January 31, 2002. The increase was primarily attributable to increased sales of third-party titles. Distribution revenues represented 25.3% and 32.2% of net sales for the three months ended January 31, 2003 and 2002, respectively. As a result of the consolidation of our distribution business in January 2003, we estimate that distribution net sales will be reduced by approximately $30,000 for fiscal 2003.

International operations accounted for approximately $117,755, or 28.8% of net sales for the three months ended January 31, 2003 compared to $58,852 or 20.8% of net sales for the three months ended January 31, 2002. The increase in absolute dollars was primarily attributable to expanded publishing operations in Europe, which benefited from the November 2002 release of Grand Theft Auto: Vice City for PlayStation 2.

Cost of Sales. Total cost of sales increased by $64,844 or 36.1%, to $244,667 for the three months ended January 31, 2003 from $179,823 for the three months ended January 31, 2002. Cost of sales as a percentage of net sales decreased to 59.9% for the three months ended January 31, 2003 from 63.6% for the prior comparable period.

Product costs increased $47,728, or 30.5%, to $204,428 for the three months ended January 31, 2003 from $156,700 from the prior comparable quarter, but decreased as a percentage of net sales to 50.1% from 55.5%. The decrease in cost of sales as a percentage of net sales was due to a higher proportion of publishing revenues, which have lower product costs than distribution revenues. The decrease was partly offset by a charge of $7,892 relating to the impairment of intangibles related to certain products in development, including Duke Nukem Forever and a sequel. The impairment was based on continued product development delays and our assessment of current market acceptance and projected cash flows for these products.

Royalties increased $16,720, or 82.9%, to $36,888 for the three months ended January 31, 2003 from $20,168 for the prior comparable quarter, and also increased as a percentage of net sales to 9.0% from 7.1%. The increases were primarily due to significant royalty expense under a royalty program for certain of our internal development personnel, as well as higher write downs of prepaid royalties related to products in development, partly offset by lower royalties to third-parties. Our royalty program may continue be a significant expense in future periods.

Software development costs increased $396, or 13.4% to $3,351 for the three months ended January 31, 2003 from $2,955 for the three months ended January 31, 2002. Software development costs as a percentage of sales for the three months ended January 31, 2003 decreased to 0.8% from 1.0% for the comparable period in 2002. The increase in absolute dollars was due to higher amortization in the current year.

In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Selling and Marketing. Selling and marketing expenses increased by $12,459, or 56.6%, to $34,454 for the three months ended January 31, 2003 from $21,995 for the three months ended January 31, 2002. The increase was attributable to increased levels of advertising and promotional support for existing and new titles as well as higher personnel expenses. Selling and marketing expenses as a percentage of net sales for the three months ended January 31, 2003 increased to 8.4% from 7.8% for the three months ended January 31, 2002.

General and Administrative. General and administrative expenses increased by $12,362, or 65.1%, to $31,359 for the three months ended January 31, 2003 from $18,997 for the three months ended January 31, 2002, and increased as a percentage of net sales to 7.7% from 6.7%. The increases were attributable to costs associated with the consolidation of our distribution operations, as well as increased personnel, bonus compensation and bad debt expenses, partly offset by lower professional fees. The current quarter consolidation charge of $3,094 consisted of: lease termination costs, representing the fair value of remaining lease payments, net of estimated sublease rent; disposition of fixed assets, representing the net book value of fixed assets and leasehold improvements; and other exit costs. Bad debt expense increased as a result of customer bankruptcies during the current quarter.

Research and Development. Research and development costs increased by $3,661, or 187.4%, to $5,615 for the three months ended January 31, 2003 from $1,954 for the three months ended January 31, 2002, principally due to the acquisitions of the Angel and Barking Dog development studios and increased personnel costs. Research and development costs as a percentage of net sales increased to 1.4% for the three months ended January 31, 2003 from 0.7% for the three months ended January 31, 2002.

Depreciation and Amortization. Depreciation and amortization expense increased $5,649, or 295.3%, to $7,562 for the three months ended January 31, 2003 from $1,913 for the prior comparable period. The increase includes $4,407 related to the impairment of a customer list from a previous acquisition as a result of the consolidation of our distribution operations, higher amortization of intangible assets as a result of acquisitions and higher depreciation related to implementation of accounting software systems. Depreciation and amortization expenses as a percentage of net sales increased to 1.8% for the three months ended January 31, 2003 from 0.7% for the three months ended January 31, 2002.

Income from Operations. Income from operations increased by $26,893, or 46.2%, to $85,137 for the three months ended January 31, 2003 from $58,244 for the three months ended January 31, 2002, due to the changes referred to above.

Interest (Income) Expense, net. Interest income of $345 during the three months ended January 31, 2003 was attributable to interest earned on the invested cash. Interest expense of $974 for the three months ended January 31, 2002 reflected borrowings from our credit facilities, which were repaid in early fiscal 2002.

Provision for Income Taxes. Income tax expense was $35,059 for the three months ended January 31, 2003 as compared to $22,568 for the three months ended January 31, 2002. The increase was primarily attributable to increased taxable income. The effective tax rate was 41.0% for the three months ended January 31, 2003, as compared to an effective tax rate of 39.3% for the 2002 quarter. The effective income tax rate differs from the statutory rate as a result of non-deductible expenses and the mix of foreign taxes as applied to the income.

At October 31, 2002, we had capitalloss carryforwards totaling approximately $21,000. The capital loss carryforwards expire in fiscal 2006. Failure to achieve sufficient levels of taxable income from capital transactions might affect the ultimate realization of the capital loss carryforwards. If this were to occur, management is committed to implementing tax planning strategies, such as the sale of our net appreciated assets to the extent required (if any) to generate sufficient taxable income prior to the expiration of these benefits.

Net Income. For the three months ended January 31, 2003, we achieved net income of $50,462, as compared to net income of $34,829 for the three months ended January 31, 2002.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Liquidity and Capital Resources

Our primary cash requirements have been and will continue to be to fund developing, manufacturing, publishing and distributing our and third-party products. We have historically satisfied our working capital requirements primarily through cash flow from operations, the issuance of debt and equity securities and bank borrowings. At January 31, 2003, we had working capital of $243,339 as compared to working capital of $197,453 at October 31, 2002.

Cash and cash equivalents increased $55,716 to $164,085 at January 31, 2003, from $108,369 at October 31, 2002. The increase is primarily attributable to $81,568 of cash provided by operating activities and $4,752 provided by financing activities, partly offset by $30,986 used in investing activities.

Cash provided by operating activities for the three months ended January 31, 2003 was $81,568 compared to $76,184 for the three months ended January 31, 2002, primarily reflecting increased net income and non-cash charges in connection with the consolidation of our distribution operations and write offs of prepaid royalties and intangibles.

Net cash used in investing activities for the three months ended January 31, 2003 was $30,986 as compared to net cash provided by investing activities of $2,538 for the three months ended January 31, 2002. The cash usage is primarily attributable to the acquisition of Angel in the current period and the absence of proceeds from sale of investments.

Net cash provided by financing activities for the three months ended January 31, 2003 was $4,752, as compared to net cash used in financing activities of $52,107 for the three months ended January 31, 2002. The change was primarily attributable to the absence of repayment of indebtedness during the current quarter and higher proceeds from the exercise of stock options.

In December 1999, we entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on our consolidated leverage ratio (as defined). We are required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by our accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of our domestic subsidiaries. Available borrowings under the agre ement are reduced by the amount of outstanding letters of credit, which were $5,546 at January 31, 2003. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of January 31, 2003, we were in compliance with such covenants. The loan agreement limits or prohibits us from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. We had no outstanding borrowings under the revolving line of credit as of January 31, 2003.

In February 2001, our United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $21,574. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by us. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2004. We had no outstanding guarantees or borrowings under this facility as of January 31, 2003.

For the three months ended January 31, 2003 and 2002, we received proceeds of $4,777 and $1,989, respectively, relating to the exercise of stock options and warrants.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Our accounts receivable, less an allowance for doubtful accounts, returns and sales allowances at January 31, 2003 was $120,779. Of such receivables, each of three retail customers accounted for more than 10% of the receivable balance (47.2% in aggregate) at January 31, 2003. Most of our receivables are covered by insurance, with certain limits and deductibles, in the event of a customer’s bankruptcy or insolvency. Generally, we have been able to collect our receivables in the ordinary course of business. We do not hold any collateral to secure payment from customers. As a result, we are subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due and such accounts are not covered by insurance, we could be required to increase our allowance for doubtful accounts, which could ad versely affect our liquidity and working capital position.

Our allowance for doubtful accounts, returns and sales allowance increased during the three months ended January 31, 2003 as a result of additional price protection for our published products and included additional $2,815 of bad debt expense, net of deductibles and insurance proceeds, related to the bankruptcy of two customers. We had accounts receivable days outstanding of 27 days for the three months ended January 31, 2003, as compared to 39 days for the three months ended January 31, 2002. The decrease is attributable to product shipments early in the 2003 quarter.

In September 2002, we relocated our principal executive offices to 622 Broadway, New York, New York. We estimate that we will incur approximately $2,700 in capital expenditures for renovations and leasehold improvements for this space. In connection with signing a ten year lease, we provided a standby letter of credit of $1,560, expiring December 31, 2003. As a result of the relocation, during the three months ended January 31, 2003, we recorded expenses of $363 related to lease costs with regard to our former executive offices. In addition, we expect to spend approximately $2,000 in connection with the implementation of accounting software systems for our international operations. As of the date of this report, we have no other material commitments for capital expenditures.

In January 2003, the Board of Directors authorized a stock repurchase program under which we may repurchase up to $25,000 of our common stock from time to time in the open market or in privately negotiated transactions. As of March 11, 2003, the Company had not repurchased any shares under this program.

In January 2003, we recorded a charge of $7,501 relating to the consolidation of our distribution operations, of which $5,406 represented non-cash charges. The balance principally represents lease payments, net of estimated sublease rents, that continue through 2010.

We have incurred and may continue to incur significant legal, accounting and other professional fees and expenses in connection with pending regulatory matters.

Based on our currently proposed operating plans and assumptions, we believe that projected cash flow from operations and available cash resources will be sufficient to satisfy our cash requirements for the reasonably foreseeable future.

Contractual Obligations and Contingent Liabilities and Commitments

Our offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from March 2003 to October 2011. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through September 2007.

We have entered into distribution agreements under which we purchase various software games. These agreements, which expire between April 1, 2003 and September 30, 2004, require aggregate minimum guaranteed payments of $9,396 at January 31, 2003. These agreements are collateralized by standby letters of credit of $3,986 at January 31, 2003. Additionally, assuming performance by third-party developers, we have outstanding commitments under various software development agreements to pay developers an aggregate of $18,355 during the remainder of fiscal 2003.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

In connection with our acquisition of the publishing rights to the franchise of Duke Nukem PC and video games in December 2000, we are contingently obligated to pay $6,000 in cash upon delivery of the final version of Duke Nukem Forever for the PC. In addition, in connection with our acquisition of the Max Payne product franchise in May 2002, we are contingently obligated to make aggregate payments of up to $8,000 in cash upon the timely delivery of the final version of Max Payne 2 for the PC and the achievement of certain sales targets for such product. The payables will be recorded when the contingencies are resolved.

Fluctuations in Operating Results and Seasonality

We have experienced fluctuations in quarterly operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers’ forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our titles are also seasonal, with peak shipments typically occurring in the fourth calendar quarter (our fourth and first fiscal quarters) as a result of increased demand for titles during the holiday season. Quarterly compa risons of operating results are not necessarily indicative of future operating results.

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. For the three months ended January 31, 2003 and 2002, sales in international markets accounted for approximately 28.8% and 20.8%, respectively, of our net sales. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Recently Adopted Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 in the first quarter of fiscal 2003 did not have an impact on our financial condition, c ash flows and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The objectives of SFAS 144 are to address significant issues relating to the implementation of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and to develop a single accounting model, based on the framework established in SFAS 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 in the first quarter of fiscal 2003 did not have a material impact on our financial condition and results of operations.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for us was November 1, 2002. Under this pronouncement, the $1,948 net loss on extinguishment of debt for the year ended October 31, 2001 classified as an extraordinary item will be reclassified as follows: $3,165 of loss on extinguishment to non-operating expenses and $1,217 of tax benefit to provision for income taxes. We do not expect that the rescission of SFAS No. 4 will have a material impact on our financial condition, cash flows and results of operations.

In January 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the recognition of such costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 in the first quarter of fiscal 2003 did not have a material impact on our financial condition and results of operations.

Recently Issued Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the transition provisions of FASB No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, “Interim Financial Reporting” (“APB 28”) to require disclosures about such effects in interim financial information. The amendments to FASB 123 are effective for years ending after December 15, 2002. The amendments to APB 28 for interim disclosure of pro forma results are effective for interim periods beginning after December 15, 2002, which for us is the three months ended April 30, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not and is not expected to have a material impact on our financial condition or results of operations.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Cautionary Statement and Risk Factors

Safe Harbor Statement under the Securities Litigation Reform Act of 1995: We make statements in this report that are considered forward-looking statements under federal securities laws. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to them. The words “expect,” “anticipate,” “believe,” “may,” “estimate,” “intend” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions including, but not limited to, the following which could cause our actual results, performance o r achievements to be materially different from results, performance or achievements, expressed or implied by such forward-looking statements:

The market for interactive entertainment software titles is characterized by short product life cycles. The interactive entertainment software market is characterized by short product life cycles and frequent introduction of new products. New products introduced by us may not achieve significant market acceptance or achieve sufficient sales to permit us to recover development, manufacturing, marketing and associated costs. Historically, few interactive entertainment software products have achieved sustained market acceptance. Even the most successful titles remain popular for only limited periods of time, often less than six months. The life cycle of a game generally consists of a relatively high level of sales during the first few months after introduction followed by a decline in sales. Bec ause revenues associated with the initial shipments of a new product generally constitute a high percentage of the total revenues associated with the life of a product, any delay in the introduction of one or more new products could harm our operating results. Additionally, because we introduce a relatively limited number of new products in a given period, the failure of one or more of our products to achieve market acceptance could result in losses.

A significant portion of our revenues is derived from a limited number of titles. For the three months ended January 31, 2003, our ten best selling titles accounted for approximately 73.0% of our revenues, with Grand Theft Auto: Vice City for PlayStation 2 accounting for 68.4% of our revenues, and Grand Theft Auto 3 for PlayStation 2 accounting for 1.3% of our revenues. Our ten best selling titles accounted for approximately 62.3% of our revenues for the three months ended January 31, 2002. For this period, Grand Theft Auto 3 for PlayStation 2 accounted for 41.4% of our revenues and Max Payne for PlayStation 2 accounted for 11.4% of our revenues. Our ten best selling titles accounted for approximately 59.9% of our revenues for the fiscal year ended October 31, 2002. Our future titles may not be commercially viable. If we fail to continue to develop and sell new, commercially successful titles, our revenues and profits may decrease substantially and we may incur losses.

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
    development and promotional expenses relating to the introduction of new titles;
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
(Dollars in thousands, except per share amounts)

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
    war, acts of terrorism and military action, which could adversely affect consumer spending and consumer preferences in entertainment;
    changes in consumer demographics;
    the availability of other forms of entertainment; and
    critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted.

In order to plan for acquisition and promotional activities we must anticipate and respond to rapid changes in consumer tastes and preferences. A decline in the popularity of interactive entertainment software or particular platforms could cause sales of our titles to decline dramatically. The period of time necessary to develop new game titles, obtain approvals of manufacturers and produce CD-ROMs or game cartridges is unpredictable. During this period, consumer appeal of a particular title may decrease, causing product sales to fall short of expectations.

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

We are devoting significant development resources primarily on products designed for Sony’s PlayStation 2 and Microsoft’s Xbox. If consumer demand for these platforms declines generally or as a result of the next hardware transition cycle, we may experience lower than expected sales or losses from products designed for these platforms.

A number of software publishers who compete with us have developed or are currently developing software for use by consumers over the Internet. Future increases in the availability of such software or technological advances in such software or the Internet could result in a decline in platform-based software and impact our sales. Direct sales of software by major publishers over the Internet would materially adversely affect our distribution business.

Our business is dependent on licensing and publishing arrangements with third-parties. Our success depends on our ability to identify and develop new titles on a timely basis. We have entered into agreements with third-parties to acquire the rights to publish and distribute interactive entertainment software. These agreements typically require us to make advance payments, pay royalties and satisfy other conditions. Our advance payments may not be sufficient to permit developers to develop new software successfully. In addition, software development costs, promotion and marketing expenses and royalties payable to software developers have increased significantly in recent years and reduce the potential profits derived from sales of our software. Future sales of our titles may not be sufficient t o recover advances to software developers, and we may not have adequate financial and other resources to satisfy our contractual commitments. If we fail to satisfy our obligations under these license agreements, the agreements may be terminated or modified in ways that may be burdensome to us.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Returns of our published titles and price protection may adversely affect our operating results. We are exposed to the risk of product returns and price protection with respect to our customers. Our distribution arrangements with customers generally do not give them the right to return titles to us or to cancel firm orders; however, at our discretion, we may accept product returns for stock balancing or defective products. In addition, we sometimes negotiate accommodations to customers, including price discounts, credits and product returns, when demand for specific products falls below expectations. We generally accept returns and grant price protection in connection with our publishing arrangements. We establish a reserve for future returns and price protection for published titles based p rimarily on these return policies and historical return rates, and we report our revenues net of returns. If return rates and price protection for our published titles significantly exceed our reserves, our revenues will decline and we could incur losses.

The interactive entertainment software industry is highly competitive. We compete for both licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. Each of these competitors has the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television spots. These companies may also increase their own software development efforts or focus on developing software products for third-party platforms. We also compete with domestic companies such as Electronic Arts, Activision, THQ, Midway Games and Acclaim Entertainment and international companies such as Sega, Vivendi, Ubi Soft, Infogrames, Eidos, Capcom, Konami and Namco. Some of our competitors have gre ater financial, technical, personnel and other resources than we do, and are able to carry larger inventories, adopt more aggressive pricing policies and make higher offers to licensors and developers for commercially desirable properties than we can. Our titles also compete with other forms of entertainment such as motion pictures, television and audio and video products featuring similar themes, online computer programs and forms of entertainment which may be less expensive or provide other advantages to consumers.

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

Rating systems for interactive entertainment software, potential legislation and consumer opposition could inhibit sales of our products. Trade organizations within the video game industry require interactive entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles. Certain countries have also established similar rating systems as prerequisites for sales of interactive entertainment software in such countries. In some instances, we may be required to modify our products to comply with the requirements of such governmental entities, which could delay the release of those products in such countries. We believe that we comply with such rating systems and properly display the ratings and content descriptions received for our titles.

Historically, our software titles received a rating of “E” (age 6 and older) or “T” (age 13 and over), although many of our new titles (including Grand Theft Auto 3, Grand Theft Auto: Vice City, Max Payne and State of Emergency) have received a rating of “M” (age 17 and over). Retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our “M” rated products, and adversely affect our operating results.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Several proposals have been made for federal legislation to regulate the interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, television and music containing violence and sexually explicit material, and the Federal Trade Commission has adopted rules with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of interactive entertainment software containing graphic violence and sexually explicit material by pressing for legislation in these areas (including proposed legislation introduced in several states prohibiting the sale of “M” rated video games to minors) and by engaging in public demonstrations and media campaigns. If any groups were to target our “M” rated titles, we might be required to significantly change or discontinue a particular title, which in the case of our best selling titles could seriously hurt our business.

We cannot publish our console titles without the approval of hardware manufacturers. We are required to obtain a license from Sony, Microsoft and Nintendo, our principal competitors, to develop and publish titles for their respective hardware platforms. Our existing hardware console platform licenses require that we obtain approval for the publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms, along with our ability to time the release of these titles and, accordingly, our revenues from titles for these hardware platforms, may be limited. If any manufacturer chooses not to renew or extend our license agreement at the end of its current term, or if the manufacturer were to terminate our license for any reason, we would be unable to publish additional titles for that manufacturer’s hardware platform.

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

In addition, these manufacturers may not have sufficient production capacity to satisfy our scheduling requirements during any period of sustained demand. If manufacturers do not supply us with finished titles on favorable terms without delays, our operations would be materially interrupted, and we would be unable to obtain sufficient amounts of our product to sell to our customers. If we cannot obtain sufficient product supplies, our revenues will decline and we could incur losses.

We may not be able to protect our proprietary rights or avoid claims that we infringe on the proprietary rights of others. We develop proprietary software and have obtained the rights to publish and distribute software developed by third-parties. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Interactive entertainment software is susceptible to unauthorized copying. Unauthorized third-parties may be able to copy or to reverse engineer our software to obtain and use programming or production techniques that we regard as proprietary.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

As the amount of interactive entertainment software titles in the market increases and the functionality of this software further overlaps, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes the copyrights or patents of others. From time to time, we receive notices from third-parties alleging infringement of their proprietary rights. Although we believe that our software and technologies and the software and technologies of third-party developers and publishers with whom we have contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others has or may occur. Any claims of infringement, with or without merit, could be time-consuming, costly and difficult to defend. Moreover, intellectual property litigation or claims could require us to discontinue the distribution of products, obtain a license or redesign our products, which could result in additional substantial costs and material delays.

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

We may not be able to adequately adjust our cost structure in a timely fashion in response to a sudden decrease in demand. A significant portion of our selling and general and administrative expense is comprised of personnel and facilities. In the event of a significant decline in revenues, we may not be able to exit facilities, reduce personnel, or make other significant changes to our cost structure without significant disruption to our operations or without significant termination and exit costs. Management may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in revenues and gross profit.

Our distribution business is dependent on suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis. Our ability to obtain particular products in required quantities and to fulfill customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, limited price protection or return rights offered by manufacturers may have a bearing on the amount of product we may be willing to purchase. The console hardware industry experiences significant product supply shortages from time to time due to the inability of certain manufacturers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term hardware inventory shortages. In addition, manufacturers wh o currently distribute their products through us may decide to distribute, or to substantially increase their existing distribution, through other distributors, or directly to retailers.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)
(Dollars in thousands, except per share amounts)

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

A limited number of customers may account for a significant portion of our sales. Sales to our five largest customers accounted for approximately 44.1% and 31.6%, respectively, of our revenues for the three months ended January 31, 2003 and 2002. Sales to our five largest customers accounted for approximately 31.4% of our revenues for the fiscal year ended October 31, 2002. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments. Our customers may terminate their relationship with us at any time. The loss of our relationships with principal customers or a decline in sales to principal customers could harm our operating results. Bankruptcies or consolidations of certain large retail customers could also hurt our business.

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

We are subject to risks and uncertainties of international trade. Sales in international markets, primarily in the United Kingdom and other countries in Europe, have accounted for a significant portion of our revenues. Sales in international markets accounted for approximately 28.8% and 20.8%, respectively, of our revenues for the three months ended January 31, 2003 and 2002. Such sales accounted for 20.1% of our revenues for the fiscal year ended October 31, 2002. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a sig nificant impact on our operating results. All of our international sales are made in local currencies.

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

We are subject to rapidly evolving regulation affecting financial reporting, accounting and corporate governance matters. In response to recent corporate events, legislators and government agencies have focused on the integrity of financial reporting, and regulatory accounting bodies have recently announced their intention to issue several new accounting standards, including accounting for stock options as compensation expense, certain of which are significantly different from current accounting standards. We cannot predict the impact of the adoption of any such proposals on our future financial results. Additionally, recently enacted legislation focused on corporate governance, auditing and internal accounting controls imposes compliance burdens on us, and will require us to devote significant financial, technical and personnel resources to address compliance issues.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. At January 31, 2003, we had no outstanding variable rate indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter. Translation adjustments are included as a separate component of stockholders’ equity. For the three months ended January 31, 2003, our foreign currency translation adjustment gain was $2,774. Foreign exchange transaction loss for the three months ended January 31, 2003 was $1,011. A hypothetical 10% change in applicable currency exchange rates at January 31, 2003 would result in a material translation adjustment.

Item 4. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities

In November 2002, the Company issued 235,679 shares of restricted common stock in connection with the acquisition of all the outstanding capital stock of Angel Studios, Inc. As part of the acquisition, 320,000 non-plan options were granted to certain employees of Angel at an exercise price of $28.40.

In connection with the above securities issuances, the Company relied on Section 4(2) and/or Regulation D promulgated under the Securities Act of 1933, as amended, as offerings to a limited number of “accredited investors.”

Item 5. Other Information

The Company’s Audit Committee engaged the Company’s external auditors to perform non-audit related tax services for the fiscal year ending October 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
99.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
On November 22, 2002, the Company filed a Current Report on Form 8-K under Item 2 of that form to report the acquisition of all the outstanding capital stock Angel Studios, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Take-Two Interactive Software, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of March 2003.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
By:	/s/ Jeffrey C. Lapin Jeffrey C. Lapin Chief Executive Officer (Principal Executive Officer)

By:	/s/ Karl H. Winters Karl H. Winters Chief Financial Officer (Principal Financial Officer)

Take-Two Interactive Software, Inc.
Certification of Principal Executive Officer

I, Jeffrey C. Lapin, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Take-Two Interactive Software, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions)

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Jeffrey C. Lapin
Jeffrey C. Lapin
Chief Executive Officer
(Principal Executive Officer)

Take-Two Interactive Software, Inc.
Certification of Principal Financial Officer

I, Karl H. Winters, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Take-Two Interactive Software, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Karl H. Winters
Karl H. Winters
Chief Financial Officer
(Principal Financial Officer)