Form 10-Q
period 2003-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2003-06-06
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

0-29230
(Commission file number)

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0350842 (I.R.S. Employer Identification No.)

      622 Broadway, New York, New York                    10012
       (Address of principal executive offices)               (zip code)

Registrant's Telephone Number, Including Area Code (646) 536-2842

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   No

As of June 3, 2003, there were 41,669,399 shares of the Registrant's Common Stock outstanding.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
QUARTER ENDED APRIL 30, 2003

ii

Back to Contents

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of April 30, 2003 and October 31, 2002 (unaudited)
(In thousands, except share data)

	April 30, 2003	October 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$188,350	$108,369
Accounts receivable, net of provision for doubtful accounts, returns and sales allowances of $42,831 and $29,194 at April 30, 2003 and October 31, 2002, respectively	100,213	107,188
Inventories	71,342	74,391
Prepaid royalties	12,566	13,723
Prepaid expenses and other current assets	15,614	19,569
Deferred tax asset	5,392	5,392

Total current assets	393,477	328,632

Fixed assets, net	18,432	15,319
Prepaid royalties	7,183	12,203
Capitalized software development costs, net	11,780	10,385
Investments	–	97
Goodwill, net	99,831	61,529
Intangibles, net.	42,102	55,293
Deferred tax asset	7,983	7,983
Other assets, net	190	266

Total assets	$580,978	$491,707

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$63,902	$79,660
Accrued expenses and other current liabilities	49,527	49,821
Income taxes payable	16,124	1,603
Current portion of capital lease obligation	100	95

Total current liabilities	129,653	131,179
Capital lease obligation, net of current portion	125	201
Deferred tax liability	6,178	3,885

Total liabilities	135,956	135,265

Stockholders’ equity
Common stock, par value $.01 per share; 50,000,000 shares authorized; 41,526,787 and 40,361,739 shares issued and outstanding, at April 30, 2003 and October 31, 2002, respectively	415	404
Additional paid-in capital	295,245	273,502
Deferred compensation	(1,908)	(227)
Retained earnings	153,505	87,804
Accumulated other comprehensive loss	(2,235)	(5,041)

Total Stockholders’ Equity	445,022	356,442

Total Liabilities and Stockholders’ Equity	$580,978	$491,707

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three and six months ended April 30, 2003 and 2002 (unaudited)
(In thousands, except per share data)

	Three months ended April 30,		Six months ended April 30,

	2003	2002	2003	2002

Net sales	$194,213	$170,330	$603,007	$453,256

Cost of sales
Product costs	98,914	84,614	303,342	241,313
Royalties	19,460	21,481	56,348	41,649
Software development costs	3,365	938	6,716	3,893

Total cost of sales	121,739	107,033	366,406	286,855

Gross profit	72,474	63,297	236,601	166,401

Operating expenses
Selling and marketing	22,461	20,522	56,915	42,517
General and administrative	16,970	18,924	48,329	37,921
Research and development	4,761	3,937	10,376	5,891
Depreciation and amortization	3,197	2,159	10,759	4,073

Total operating expenses	47,389	45,542	126,379	90,402

Income from operations	25,085	17,755	110,222	75,999

Interest (income) expense, net	(743)	53	(1,088)	1,027
Gain on Internet investments	–	(32)	(39)	(159)
Class action settlement costs	–	1,468	–	1,468

Total non-operating (income) expenses	(743)	1,489	(1,127)	2,336

Income before income taxes	25,828	16,266	111,349	73,663
Provision for income taxes	10,589	6,629	45,648	29,197

Net income	$15,239	$9,637	$65,701	$44,466

Per share data:
Basic:
Weighted average common shares outstanding	41,262	37,057	41,020	36,888

Net income per share	$0.37	$0.26	$1.60	$1.21

Diluted:
Weighted average common shares outstanding	42,281	38,768	42,279	38,280

Net income per share	$0.36	$0.25	$1.55	$1.16

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the six months ended April 30, 2003 and 2002 (unaudited)
(In thousands)

	Six months ended April 30,

	2003	2002

Cash flows from operating activities:
Net income	$65,701	$44,466
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,352	4,073
(Gain) loss on disposal of fixed assets	(30)	122
Gain on sale of Internet investments	(39)	(159)
Amortization of various expenses and discounts	3,856	2,529
Impairment of intellectual property and technology	7,892	–
Non-cash charges for consolidation of distribution facilities	5,406	–
Write off of prepaid royalties and capitalized software	6,712	3,187
Tax benefit from exercise of stock options	3,403	3,782
Issuance of compensatory stock and stock options	900	2,299
Foreign currency transaction loss (gain)	435	(241)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable, net	6,814	31,867
Decrease in inventories	4,378	15,450
Increase in prepaid royalties	(6,528)	(1,984)
Decrease (increase) in prepaid expenses and other current assets	6,731	(9,667)
(Increase) decrease in capitalized software development costs	(1,070)	1,423
Decrease in other non-current assets	–	1,411
Decrease in accounts payable	(20,509)	(21,871)
(Decrease) increase in accrued expenses and other current liabilities	(686)	17,675
Increase in income taxes payable	15,032	13,794

Net cash provided by operating activities	104,750	108,156

Cash flows from investing activities:
Purchase of fixed assets	(7,563)	(6,834)
Proceeds from sale of investments	114	5,888
Acquisitions, net of cash acquired	(27,225)	–
Direct transaction costs, current and prior year acquisitions	(70)	–

Net cash used in investing activities	(34,744)	(946)

Cash flows from financing activities:
Net repayments under lines of credit	–	(54,044)
Proceeds from exercise of stock options and warrants	9,213	7,396
Deferred financing costs	–	(463)
Repayment of capital lease obligation	(71)	(73)

Net cash provided by (used in) financing activities	9,142	(47,184)

Effect of foreign exchange rates	833	3,535

Net increase in cash for the period	79,981	63,561
Cash and cash equivalents, beginning of the period	108,369	6,056

Cash and cash equivalents, end of the period	$188,350	$69,617

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (continued)
For the six months ended April 30, 2003 and 2002 (unaudited)
(In thousands)

	Six months ended April 30,

	2003	2002

Supplemental information on intangibles and businesses acquired:
Fair value of assets acquired
Cash	$1,275	$–
Other current assets	438	–
Property and equipment, net	481	–
Intangible assets	4,720	–
Goodwill	37,425	–
Less, liabilities assumed and non-cash consideration		–
Liabilities	(3,339)	–
Stock and prepaid advances	(12,488)	–
Direct transaction costs	(12)	–

Cash paid	28,500	–
Less cash acquired	(1,275)	–

Net cash paid	$27,225	$–

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Equity
For the year ended October 31, 2002 and the six months ended April 30, 2003 (unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount

Balance, November 1, 1999	36,641	$366	$213,908	$–	$16,239	$(10,452)	$220,061
Foreign currency translation adjustment	–	–	–	–	–	5,553	5,553
Net unrealized loss on investments, net of taxes	–	–	–	–	–	(142)	(142)
Net income	–	–	–	–	71,565	–	71,565

Comprehensive income							76,976

Proceeds from exercise of stock options and warrants	2,434	25	23,283	–	–	–	23,308
Amortization of deferred compensation	–	–	–	682	–	–	682
Deferred compensation in connection with restricted stock issued	50	1	908	(909)	–	–	–
Issuance of common stock in connection with acquisitions	1,212	12	22,332	–	–	–	22,344
Issuance of compensatory stock and stock options	25	–	2,371	–	–	–	2,371
Tax benefit in connection with the exercise of stock options	–	–	10,700	–	–	–	10,700

Balance, October 31, 2002	40,362	404	273,502	(227)	87,804	(5,041)	356,442

Foreign currency translation adjustment	–	–	–	–	–	2,820	2,820
Net unrealized loss on investment, net of taxes	–	–	–	–	–	(14)	(14)
Net income	–	–	–	–	65,701	–	65,701

Comprehensive income							68,507

Proceeds from exercise of stock options and warrants	804	8	9,205	–	–	–	9,213
Amortization of deferred compensation	–	–	–	882	–	–	882
Issuance of common stock in connection with acquisition	236	2	6,555	–	–	–	6,557
Issuance of compensatory stock and stock options	125	1	2,580	(2,563)	–	–	18
Tax benefit in connection with the exercise of stock options	–	–	3,403	–	–	–	3,403

Balance, April 30, 2003	41,527	$415	$295,245	$(1,908)	$153,505	$(2,235)	$445,022

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

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

2.   SIGNIFICANT ACCOUNTING POLICIES AND TRANSACTIONS

Basis of Presentation

The unaudited Consolidated Condensed Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties, capitalized software development costs and other intangibles, realization of deferred income taxes, valuation of inventories and the adequacy of allowances for doubtful accounts, returns and sales allowances. Actual amounts could differ significantly from these estimates.

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for the Company was November 1, 2002. Under this pronouncement, the $1,948 net loss on extinguishment of debt for the year ended October 31, 2001 classified as an extraordinary item will be reclassified as follows: $3,165 of loss on extinguishment to non-operating expenses and $1,217 of tax benefit to provision for income taxes in the Company’s Annual Report on Form 10-K for the year ending October 31, 2003. The Company does not expect that the rescission of SFAS No. 4 will have a material impact on the Company’s financial condition, cash flows and results of operations.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the transition provisions of FASB No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. The Company does not currently intend to change its accounting to the fair value method. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, “Interim Financial Reporting” (“APB 28”) to require disclosures about such effects in interim financial information. The amendments to FASB 123 are e ffective for years ending after December 15, 2002. The amendments to APB 28 for interim disclosure of pro forma results are disclosed in this Report.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 in the first quarter of fiscal 2003 did not and is not expected to have a material impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual return or both. FIN 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. FIN 46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on July 1, 2003. The Company is currently evaluating the impact, if any, of adoption of the provisions of FIN 46 on July 1, 2003.

Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material impact on the Company’s financial condition or results of operations.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with SFAS 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provisions of this statement to have a significant impact on the statement of financial position.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income and the net income per share would have been reduced to the pro forma amounts indicated below.

	Three months ended		Six months ended
	April 30,		April 30,

	2003	2002	2003	2002

Net income, as reported	$15,239	$9,637	$65,701	$44,466

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	394	1,555	542	1,555

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,684)	(5,441)	(7,437)	(8,145)

Pro forma, net income	$11,949	$5,751	$58,806	$37,876

Earnings per share:
Basic – as reported	$0.37	$0.26	$1.60	$1.21

Basic – pro forma	$0.29	$0.16	$1.43	$1.03

Diluted – as reported	$0.36	$0.25	$1.55	$1.16

Diluted – pro forma	$0.28	$0.15	$1.39	$0.99

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

The pro forma disclosures shown are not representative of the effects on net income and the net income per share in future periods.

In connection with the preparation of this report, which for the first time required disclosure of quarterly pro forma financial information under SFAS 148, the Company discovered that computational errors were made when preparing the pro forma net income (loss) and net income (loss) per share for the years ended October 31, 2002 and 2001. This information was disclosed in Note 17 of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2002. The table below presents the pro forma amounts as reported and as corrected for such periods. No other changes were made to such note.

	Years ended October 31,

	2002	2001

Pro forma net income (loss) as reported	$62,574	$(14,942)
Pro forma net income (loss) as corrected	$57,028	$(20,290)

Pro forma net income (loss) per share – basic as reported	$1.65	$(0.44)
Pro forma net income (loss) per share – basic as corrected	$1.50	$(0.60)

Pro forma net income (loss) per share – diluted as reported	$1.58	$(0.44)
Pro forma net income (loss) per share – diluted as corrected	$1.44	$(0.60)

4.   BUSINESS ACQUISITIONS

In November 2002, the Company acquired all of the outstanding capital stock of Angel Studios, Inc. (“Angel”), the developer of Midnight Club and Smuggler’s Run franchises. The purchase price consisted of 235,679 shares of restricted common stock (valued at $6,557), $28,500 in cash and $5,931 (net of $801 of royalties payable to Angel) of prepaid royalties previously advanced to Angel. In connection with the acquisition, the Company recorded identifiable intangibles of $4,720, comprised of intellectual property of $2,810, technology of $1,600 and non-competition agreements of $310, and goodwill of $37,425 on a preliminary basis.

In August 2002, the Company acquired all of the outstanding capital stock of Barking Dog Studios Ltd. (“Barking Dog”), a Canadian-based development studio. The purchase price consisted of 242,450 shares of restricted common stock (valued at $3,801), $3,000 in cash, $825 of prepaid royalties previously advanced to Barking Dog and assumed net liabilities of $70. In connection with the acquisition, the Company recorded identifiable intangibles of $2,200, comprised of non-competition agreements of $2,000 and intellectual property of $200, and goodwill of $6,372 on a preliminary basis.

The acquisitions have been accounted for as purchase transactions in accordance with SFAS 141 and, accordingly, the results of operations and financial position of the acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition. The pro forma results of operations and related per share information for the current and prior fiscal periods have not been presented as the impact is not material.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

5.   NET INCOME PER SHARE

The following table provides a reconciliation of basic net income per share to diluted net income per share for the three and six months ended April 30, 2003 and 2002:

	Net Income	Shares (in thousands)	Per Share Amount

Three Months Ended April 30, 2003:
Basic	$15,239	41,262	$0.37
Effect of dilutive securities- Stock options and warrants	–	1,019	–

Diluted	$15,239	42,281	$0.36

Three months ended April 30, 2002:
Basic	$9,637	37,057	$0.26
Effect of dilutive securities- Stock options and warrants	–	1,711	–

Diluted	$9,637	38,768	$0.25

Six Months Ended April 30, 2003:
Basic	$65,701	41,020	$1.60
Effect of dilutive securities- Stock options and warrants	–	1,259	–

Diluted	$65,701	42,279	$1.55

Six months ended April 30, 2002:
Basic	$44,466	36,888	$1.21
Effect of dilutive securities- Stock options and warrants	–	1,392	–

Diluted	$44,466	38,280	$1.16

The computation of diluted number of shares excludes 1,399,000 and 1,147,000 unexercised stock options for the three and six months ended April 30, 2003, respectively, which are anti-dilutive. The computation of diluted number of shares excludes 60,000 and 660,000 unexercised stock options for the three and six months ended April 30, 2002, respectively, which are anti-dilutive.

The Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $25,000 of its common stock from time to time in the open market or in privately negotiated transactions. The Company has not repurchased any shares under this program.

6.   INVENTORY

As of April 30, 2003 and October 31, 2002, inventories consist of:

	April 30, 2003	October 31, 2002

Parts and supplies	$2,653	$3,221
Finished products	68,689	71,170

	$71,342	$74,391

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

7.   PREPAID ROYALTIES

The Company’s agreements with licensors and developers generally provide it with exclusive publishing rights and require it to make advance royalty payments that are recouped against royalties due to the licensor or developer based on product sales. The Company continually evaluates the recoverability of prepaid royalties and charges to cost of sales the amount that management determines is impaired and probable that will not be recouped at the contractual royalty rate in the period in which such determination is made or if the Company determines that it will cancel a development project.

The following table sets forth for the periods indicated changes in total prepaid royalties:

	Fiscal	Fiscal
	2003	2002

Balance at November 1	$25,926	$32,989
Additions	3,457	11,528
Amortization	(1,344)	(15,238)
Reclassification	(6,932)	1,419
Write down	(6,649)	(740)
Foreign exchange	17	(137)

Balance at January 31	14,475	29,821
Additions	10,114	12,972
Amortization	(4,843)	(8,307)
Write down	–	(2,428)
Foreign exchange	3	(256)

Balance at April 30	19,749	31,802
Less current balance	12,566	18,852

Non-current balance	$7,183	$12,950

The reclassification in the three months ended January 31, 2003 principally reflects the transfer of prepaid royalties paid to Angel prior to its acquisition by the Company as a component of the purchase price of Angel.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

8.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes internal software development costs, as well as other content costs, subsequent to establishing technological feasibility of a title.

The following table sets forth for the periods indicated changes in capitalized software development costs:

	Fiscal	Fiscal
	2003	2002

Balance at November 1	$10,385	$9,739
Additions	3,444	1,484
Amortization	(3,288)	(2,955)
Reclassification	–	(1,419)
Write down	(63)	–
Foreign exchange	150	(114)

Balance at January 31	10,628	6,735

Additions	4,390	2,524
Amortization	(3,365)	(919)
Write down	–	(19)
Foreign exchange	127	133

Balance at April 30	$11,780	$8,454

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

During the six months ended April 30, 2003, the Company sold all the shares of Gameplay plc held by it for gross proceeds of $114. The Company realized a gain of $39 based on the average cost of the securities sold.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

10.   LINES OF CREDIT

In December 1999, the Company entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on the Company’s consolidated leverage ratio (as defined). The Company is required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by the Company’s accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company’s domestic sub sidiaries. Available borrowings under the agreement are reduced by the amount of outstanding letters of credit, which were $5,546 at April 30, 2003. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of April 30, 2003, the Company was in compliance with such covenants. The loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The Company had no outstanding borrowings under the revolving line of credit as of April 30, 2003.

In February 2001, the Company’s United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $20,953. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2004. The Company had no outstanding guarantees or borrowings under this facility as of April 30, 2003.

11.   INTANGIBLE ASSETS

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

		As of April 30, 2003			As of October 31, 2002

	Range of Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	7-10 years	$23,342	$(5,256)	$18,086	$23,342	$(4,515)	$18,827
Customer lists and relationships	5-10 years	4,674	(2,596)	2,078	9,081	(2,352)	6,729
Intellectual property	2-6 years	22,737	(6,080)	16,657	25,771	(2,869)	22,902
Non-competition agreements	3-6 years	5,190	(1,979)	3,211	4,880	(906)	3,974
Technology	3 years	4,192	(2,122)	2,070	4,640	(1,779)	2,861

		$60,135	$(18,033)	$42,102	$67,714	$(12,421)	$55,293

Amortization expense for the three months ended April 30, 2003 and 2002 was $3,772 and $1,260, respectively, and for the six months ended April 30, 2003 and 2002 was $5,613 and $2,732, respectively.

Estimated amortization expense for the fiscal years ending October 31, is as follows:

2003	$6,562
2004	3,453
2005	2,851
2006	1,818
2007	1,463

Total	$16,147

During the six months ended April 30, 2003, the Company recorded a charge of $4,407 related to the impairment of a customer list, which was included in depreciation and amortization. (See Note 14.) In addition, cost of sales – product costs include $7,892 of intellectual property and technology written off during the six months ended April 30, 2003, of which $5,499 related to Duke Nukem Forever and a sequel, reflecting the continued development delays for these products.

12.   LEGAL AND OTHER PROCEEDINGS

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

13.   COMMITMENTS AND CONTINGENCIES

The Company periodically enters into agreements that require the Company to make minimum guaranteed payments. During the year ended October 31, 2002, the Company entered into agreements to purchase various software games. These agreements, which expire between September 30, 2003 and September 30, 2004, require remaining aggregate minimum guaranteed payments of $8,577 at April 30, 2003. These agreements are collateralized by standby letters of credit of $3,986 at April 30, 2003. Additionally, assuming performance by third-party developers, the Company has outstanding commitments under various software development agreements to pay developers an aggregate of $22,028 over the twelve months ending April 30, 2004.

In connection with the Company’s acquisition of the publishing rights to the Duke Nukem franchise for PC and video games in December 2000, the Company is contingently obligated to pay $6,000 in cash upon delivery of the final PC version of Duke Nukem Forever. In addition, in connection with the Company’s acquisition of the Max Payne product franchise, the Company is contingently obligated to make aggregate payments of up to $8,000 in cash upon the timely delivery of the final PC version of Max Payne 2 and the achievement of certain sales targets for such product. In May 2003, the Company agreed to make further payments of up to $6,000 in cash upon the timely commercial release of console versions of Max Payne 2 and the achievement of certain sales targets. The payables will be recorded when the contingencies are resolved.

14.   CONSOLIDATION OF DISTRIBUTION FACILITIES

In January 2003, based on management’s strategy to consolidate the Company’s distribution business, and after taking into account the relative cost savings involved, the Company closed its warehouse operations in Ottawa, Illinois and College Point, New York. Operations at these warehouses ceased by January 31 and the business conducted there was consolidated with the operations of the Company’s Jack of All Games’ distribution facility in Ohio.

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

These costs are included in general and administrative expense for the three months ended January 31, 2003, except for the intangibles impairment which is included in depreciation and amortization expense, and are summarized in the table below:

	Lease	Fixed		Other
	Termination	Asset	Intangibles	Exit
	Costs	Dispositions	Impairment	Costs	Total

Accruals during quarter ended January 31, 2003	$2,015	$999	$4,407	$80	$7,501
Asset write-offs	–	(999)	(4,407)	–	(5,406)
Cash payments	(146)	–	–	(6)	(152)

Remaining obligations at April 30, 2003	$1,869	$–	$–	$74	$1,943

Back to Contents

TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

15.   SEGMENT REPORTING

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

Information about the Company’s non-current assets in the United States and international areas as of April 30, 2003 and October 31, 2002 are presented below:

	April 30,	October 31,
	2003	2002

Total non-current assets:
United States	$123,234	$98,849
International
United Kingdom	19,642	20,505
All other Europe	15,161	17,685
Other	29,464	26,036

	$187,501	$163,075

Information about the Company’s net sales in the United States, Canada and international areas for the three and six months ended April 30, 2003 and 2002 are presented below:

	Three months ended April 30,		Six months ended April 30,

	2003	2002	2003	2002

Net Sales:
United States	$125,983	$123,954	$386,487	$343,962
Canada	14,382	5,456	44,917	9,522
International
United Kingdom	14,973	18,226	63,963	33,817
All other Europe	35,101	18,896	96,266	59,363
Asia Pacific	3,403	3,406	10,776	5,894
Other	371	392	598	698

	$194,213	$170,330	$603,007	$453,256

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (concluded)
(Dollars in thousands, except per share amounts)

Information about the Company’s net sales by product platforms for the three and six months ended April 30, 2003 and 2002 are presented below:

	Three months ended		Six months ended
	April 30,		April 30,

	2003	2002	2003	2002

Platforms:
Sony PlayStation 2	$110,946	$118,516	$432,097	$306,984
Sony PlayStation	13,794	10,774	34,845	38,649
Microsoft Xbox	12,250	12,852	26,438	37,058
PC	23,939	11,858	34,508	24,990
Nintendo GameBoy Color, GameBoy Advance and N64	11,943	2,657	23,515	11,367
Nintendo GameCube	6,641	2,093	13,760	6,494
Sega Dreamcast	14	412	112	1,376
Accessories	6,132	4,690	9,953	12,366
Hardware	8,554	6,478	27,779	13,972

	$194,213	$170,330	$603,007	$453,256

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)

Critical Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties, capitalized software development costs and other intangibles, inventories, realization of deferred income taxes and the adequacy of allowances for doubtful accounts, returns and sales allowances. Actual amounts could differ significantly from these estimates.

Revenue Recognition

Our principal sources of revenues are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software titles or software titles licensed from third parties. Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. Publishing activities generally generate significantly higher margins than distribution activities, with sales of PC software titles resulting in higher margins than sales of CDs designed for video game consoles.

We recognize revenue net of allowances for returns and sales allowances when title and risk of loss pass to customers (generally, upon receipt of products by customers). In accordance with Statement of Position 97-2, “Software Revenue Recognition,” we recognize revenue when the price is fixed and determinable, upon persuasive evidence of an agreement, our fulfillment of our obligations under any such agreement and a determination that collection is probable. Our payment arrangements with customers provide primarily 60 day terms and to a limited extent with certain customers 30 or 90 day terms. We may not have a reliable basis to estimate returns and allowances for certain customers or may be unable to determine that collection of receivables is probable. In such circumstances, we defer revenue at the time of sale and recognize revenue when collection of the related receivable becomes probable or cash is collected.

Returns and Reserves

We generally accept returns and grant price protection in connection with our publishing arrangements. We establish a reserve for future returns of published titles and sales allowances based primarily on historical return rates, return policies and price protection policies, and recognize revenue net of allowances for returns and sales allowances. Our distribution arrangements with customers generally do not give them the right to return titles or to cancel firm orders. However, we sometimes accept returns for stock balancing and negotiate accommodations to customers, which includes price discounts, credits and returns, when demand for specific titles falls below expectations. If future returns or price protection significantly exceed established reserves, our operating results would be adversely affected.

Back to Contents

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

The following table sets forth for the periods indicated changes in total prepaid royalties:

	Fiscal	Fiscal
	2003	2002

Balance at November 1	$25,926	$32,989
Additions	3,457	11,528
Amortization	(1,344)	(15,238)
Reclassification	(6,932)	1,419
Write down	(6,649)	(740)
Foreign exchange	17	(137)

Balance at January 31	14,475	29,821
Additions	10,114	12,972
Amortization	(4,843)	(8,307)
Write down	–	(2,428)
Foreign exchange	3	(256)

Balance at April 30	19,749	31,802
Less current balance	12,566	18,852

Non-current balance	$7,183	$12,950

The reclassification in the three months ended January 31, 2003 principally reflects the transfer of prepaid royalties paid to Angel Studios, Inc. (“Angel”) prior to its acquisition by us, as a component of the purchase price of Angel.

Back to Contents

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

The following table sets forth for the periods indicated changes in capitalized software development costs:

	Fiscal	Fiscal
	2003	2002

Balance at November 1	$10,385	$9,739
Additions	3,444	1,484
Amortization	(3,288)	(2,955)
Reclassification	–	(1,419)
Write down	(63)	–
Foreign exchange	150	(114)

Balance at January 31	10,628	6,735
Additions	4,390	2,524
Amortization	(3,365)	(919)
Write down	–	(19)
Foreign exchange	127	133

Balance at April 30	$11,780	$8,454

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations, and sets forth net sales by territory, sales mix, platform and principal products:

	Three months ended April 30,		Six months ended April 30,

Operating data:	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales
Product costs	51.0	49.6	50.4	53.2
Royalties	10.0	12.6	9.3	9.2
Software development costs	1.7	0.6	1.1	0.9

Total cost of sales	62.7	62.8	60.8	63.3

Selling and marketing	11.6	12.0	9.4	9.4
General and administrative	8.7	11.1	8.0	8.4
Research and development	2.5	2.3	1.7	1.3
Depreciation and amortization	1.6	1.3	1.8	0.9
Interest (income) expense, net	(0.4)	–	(0.2)	0.2
Provision for income taxes	5.5	3.9	7.6	6.4
Net income	7.8	5.7	10.9	9.8
Net Sales by Territory:
North America	72.3%	76.0%	71.5%	78.0%
International	27.7	24.0	28.5	22.0

Net Sales Mix:
Publishing	65.3%	78.5%	71.7%	71.9%
Distribution	34.7	21.5	28.3	28.1

Platform Mix (publishing):
Console	83.3%	93.7%	93.6%	94.5%
PC	14.3	5.0	5.0	4.0
Accessories and hand-held	2.4	1.3	1.4	1.5

Principal Products:
Grand Theft Auto: Vice City, PS2 (released October – November 2002)	19.2%	–%	52.6%	–%
Midnight Club 2, PS2 (released April 2003)	13.7	–	4.4	–
Vietcong, PC (released March 2003)	4.4	–	1.4	–
Tropico 2: Pirate Cove, PC (released April 2003)	2.9	–	0.9	–
Grand Theft Auto 3, PS2 (released October 2001)	2.8	35.5	1.7	39.2
State of Emergency, PS2 (released February 2002)	0.3	22.0	0.1	8.3
Max Payne, PS2 (released December 2001)	2.6	8.0	1.1	10.2
Max Payne, Xbox (released December 2001)	0.5	4.9	–	4.6
Ten largest titles	53.1	75.0	65.8	66.5

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Three Months Ended April 30, 2003 and 2002

Net Sales.Net sales increased by $23,883, or 14.0%, to $194,213 for the three months ended April 30, 2003 from $170,330 for the three months ended April 30, 2002. The increase was primarily attributable to higher distribution revenues during the period, partly offset by lower publishing revenues.

Publishing revenues decreased by $6,924, or 5.2%, to $126,866 for the three months ended April 30, 2003 from $133,790 for the three months ended April 30, 2002, as lower revenues from domestic publishing operations were partly offset by higher international revenues. The decrease was primarily attributable to a slowing of sales of Grand Theft Auto: Vice City for PlayStation 2 in the current quarter as compared to the stronger sales of Grand Theft Auto 3 for PlayStation 2 sales in the prior comparable quarter. Publishing revenues represented 65.3% and 78.5% of net sales for the three months ended April 30, 2003 and 2002, respectively.

Products designed for video game console platforms accounted for 83.3% of publishing revenues as compared to 93.7% for the comparable period last year. Products designed for PC platforms accounted for 14.3% of publishing revenues as compared to 5.0% for the prior comparable period. These changes resulted from the higher number of releases of titles for the PC in the current quarter.

Distribution revenues increased by $30,807, or 84.3%, to $67,347 for the three months ended April 30, 2003 from $36,540 for the three months ended April 30, 2002. The increase was primarily attributable to increased sales of third-party titles and reflected our increasing market share for budget titles in North American retail channels. Distribution revenues represented 34.7% and 21.5% of net sales for the three months ended April 30, 2003 and 2002, respectively.

International operations accounted for approximately $53,848, or 27.7% of net sales for the three months ended April 30, 2003 compared to $40,921 or 24.0% of net sales for the three months ended April 30, 2002. The increases were primarily attributable to expanded publishing operations in Europe, which benefited from the November 2002 release of Grand Theft Auto: Vice City for PlayStation 2, Midnight Club 2 for PlayStation 2, Tropico 2: Pirate Cove for the PC and Vietcong for the PC.

Cost of Sales. Total cost of sales increased by $14,706 or 13.7%, to $121,739 for the three months ended April 30, 2003 from $107,033 for the three months ended April 30, 2002. Cost of sales as a percentage of net sales remained comparable to the prior comparable period.

Product costs increased $14,300, or 16.9%, to $98,914 for the three months ended April 30, 2003 from $84,614 from the prior comparable quarter, and increased as a percentage of net sales to 51.0% from 49.6%. The increases principally reflect the shift to the higher cost distribution operations, partly offset by favorable product pricing from suppliers and shift in platform mix to lower cost PC titles.

Royalties decreased $2,021, or 9.4%, to $19,460 for the three months ended April 30, 2003 from $21,481 for the prior comparable quarter, and decreased as a percentage of net sales to 10.0% from 12.6%. The decreases were due to (1) lower royalty payments to third parties as compared to higher royalty payments associated with State of Emergency in the prior comparable quarter, (2) lower amortization of prepaid royalties reflecting the release of fewer third-party titles during the current quarter and (3) the absence of write downs of prepaid royalties related to products in development this period. The decreases were partly offset by royalty expense under a royalty program for certain of our internal development personnel.

Software development costs increased $2,427, or 258.7% to $3,365 for the three months ended April 30, 2003 from $938 for the three months ended April 30, 2002, and increased as a percentage of sales for the three months ended April 30, 2003 to 1.7% from 0.6% for the comparable period in 2002. The increases were due to the release of a greater number of internally developed titles during the quarter resulting in higher amortization in the current period.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Selling and Marketing. Selling and marketing expenses increased by $1,939, or 9.4%, to $22,461 for the three months ended April 30, 2003 from $20,522 for the three months ended April 30, 2002. The increase was attributable to increased levels of advertising and promotional support for existing and new titles as well as higher personnel expenses. Selling and marketing expenses as a percentage of net sales for the three months ended April 30, 2003 decreased to 11.6% from 12.0% for the three months ended April 30, 2002.

General and Administrative. General and administrative expenses decreased by $1,954, or 10.3%, to $16,970 for the three months ended April 30, 2003 from $18,924 for the three months ended April 30, 2002, and decreased as a percentage of net sales to 8.7% from 11.1%. The decreases were primarily attributable to lower professional fees, including the reimbursement of $800 of legal fees from insurance proceeds during this quarter relating to costs recorded in the prior year.

Research and Development. Research and development costs increased by $824, or 20.9%, to $4,761 for the three months ended April 30, 2003 from $3,937 for the three months ended April 30, 2002, principally due to the acquisitions of the Angel and Barking Dog development studios and increased personnel costs. Research and development costs as a percentage of net sales increased to 2.5% for the three months ended April 30, 2003 from 2.3% for the three months ended April 30, 2002.

Depreciation and Amortization. Depreciation and amortization expense increased $1,038, or 48.1%, to $3,197 for the three months ended April 30, 2003 from $2,159 for the prior comparable period. The increase reflects higher amortization of intangible assets as a result of acquisitions and higher depreciation related to implementation of accounting software systems. Depreciation and amortization expenses as a percentage of net sales increased to 1.6% for the three months ended April 30, 2003 from 1.3% for the three months ended April 30, 2002.

Income from Operations. Income from operations increased by $7,330, or 41.3%, to $25,085 for the three months ended April 30, 2003 from $17,755 for the three months ended April 30, 2002, due to the changes referred to above.

Interest (Income) Expense, net. Interest income of $743 during the three months ended April 30, 2003 was attributable to interest earned on the invested cash. Interest expense of $53 for the three months ended April 30, 2002 reflected borrowings from our credit facilities, which were repaid in early fiscal 2002.

Class Action Settlement Costs. During the three months ended April 30, 2002, we recorded $1,468 of class action settlement costs, which represents a settlement of $7,500 and related legal fees, net of $6,145 of insurance proceeds.

Provision for Income Taxes. Income tax expense was $10,589 for the three months ended April 30, 2003 as compared to $6,629 for the three months ended April 30, 2002. The increase was primarily attributable to increased taxable income. The effective tax rate was 41.0% for the three months ended April 30, 2003, as compared to an effective tax rate of 40.8% for the 2002 quarter. The effective income tax rate differs from the statutory rate as a result of non-deductible expenses and the mix of foreign and domestic taxes as applied to the income.

Net Income. Net income increased $5,602, or 58.1%, to $15,239 for the three months ended April 30, 2003 from $9,637 for the three months ended April 30, 2002, due to the changes referred to above.

Diluted Net Income per Share. Diluted net income per share increased $0.11, or 44.0%, to $0.36 for the three months ended April 30, 2003 from $0.25 for the three months ended April 30, 2002, as the increase in net income was partly offset by the higher weighted average shares outstanding. The increase in weighted shares outstanding resulted from the issuance of shares underlying stock options and the acquisitions of the Max Payne intellectual property and the development studios.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Six Months Ended April 30, 2003 and 2002

Net Sales. Net sales increased by $149,751, or 33.0%, to $603,007 for the six months ended April 30, 2003 from $453,256 for the six months ended April 30, 2002. The increase was attributable to growth in publishing and distribution operations which both increased at comparable rates.

Publishing revenues increased by $106,380, or 32.7%, to $432,126 for the six months ended April 30, 2003 from $325,746 for the six months ended April 30, 2002. The increase was primarily attributable to sales of Grand Theft Auto: Vice City for PlayStation 2,which was released in October 2002 in North America and in November 2002 internationally. Publishing revenues represented 71.7% and 71.9% of net sales for the six months ended April 30, 2003 and 2002, respectively.

Products designed for video game console platforms accounted for 93.6% of publishing revenues as compared to 94.5% for the comparable period last year. Products designed for PC platforms accounted for 5.0% of publishing revenues as compared to 4.0% for the prior comparable period.

Distribution revenues increased by $43,371, or 34.0%, to $170,881 for the six months ended April 30, 2003 from $127,510 for the six months ended April 30, 2002.The increase was primarily attributable to increased sales of third-party titles and reflected our increasing market share for budget titles in North American retail channels. Distribution revenues represented 28.3% and 28.1% of net sales for the six months ended April 30, 2003 and 2002, respectively.

International operations accounted for approximately $171,603, or 28.5% of net sales for the six months ended April 30, 2003 compared to $99,772 or 22.0% of net sales for the six months ended April 30, 2002. The increases were primarily attributable to expanded publishing operations in Europe, which benefited from the November 2002 release of Grand Theft Auto: Vice City for PlayStation 2.

Cost of Sales. Total cost of sales increased by $79,551, or 27.7%, to $366,406 for the six months ended April 30, 2003 from $286,855 for the six months ended April 30, 2002. Cost of sales as a percentage of net sales decreased to 60.8% for the six months ended April 30, 2003 from 63.3% for the prior comparable period.

Product costs increased $62,029, or 25.7%, to $303,342 for the six months ended April 30, 2003 from $241,313 from the prior comparable quarter, but decreased as a percentage of net sales to 50.4% from 53.2%. The decrease in cost of sales as a percentage of net sales was due to lower manufacturing costs and lower product pricing from suppliers. The decrease was partly offset by a charge of $7,892 relating to the impairment of intangibles related to certain products in development, including Duke Nukem Forever and a sequel. The impairment was based on continued product development delays and our assessment of current market acceptance and projected cash flows for these products.

Royalties increased $14,699, or 35.3%, to $56,348 for the six months ended April 30, 2003 from $41,649 for the prior comparable period and increased slightly as a percentage of net sales to 9.3% from 9.2%. The increase in absolute dollars was primarily due to significant royalty expense under a royalty program for certain of our internal development personnel, as well as higher write downs of prepaid royalties related to products in development, partly offset by lower amortization of prepaid royalties and lower royalties to third parties. Our royalty program may continue to be a significant expense in future periods.

Software development costs increased $2,823, or 72.5% to $6,716 for the six months ended April 30, 2003 from $3,893 for the six months ended April 30, 2002 and increased as a percentage of sales for the six months ended April 30, 2003 to 1.1% from 0.9% for the comparable period in 2002. The increases were due to the release of a greater number of internally developed titles during this period resulting in higher amortization in the current period.

In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Selling and Marketing. Selling and marketing expenses increased by $14,398, or 33.9%, to $56,915 for the six months ended April 30, 2003 from $42,517 for the six months ended April 30, 2002. The increase was attributable to increased levels of advertising and promotional support for existing and new titles as well as higher personnel expenses. Selling and marketing expenses as a percentage of net sales for the six months ended April 30, 2003 and for the six months ended April 30, 2002 remained constant at 9.4%.

General and Administrative. General and administrative expenses increased by $10,408, or 27.4%, to $48,329 for the six months ended April 30, 2003 from $37,921 for the six months ended April 30, 2002, but decreased as a percentage of net sales to 8.0% from 8.4%. The increase in absolute dollars was attributable to costs associated with the consolidation of our distribution operations, as well as increased personnel, bonus compensation, rent and bad debt expenses, partly offset by lower professional fees, including the reimbursement of $800 of legal fees from insurance proceeds this year relating to costs recorded in the prior year. The current year consolidation charge of $3,094 consisted of: lease termination costs, representing the fair value of remaining lease payments, net of estimated sublease rent; disposition of fixed assets, representing the net book value of fixed assets and leasehold improvements; and other exit costs. Bad debt expense increased a s a result of customer bankruptcies during the current year.

Research and Development. Research and development costs increased by $4,485, or 76.1%, to $10,376 for the six months ended April 30, 2003 from $5,891 for the six months ended April 30, 2002, principally due to the acquisitions of the Angel and Barking Dog development studios and increased personnel costs. Research and development costs as a percentage of net sales increased to 1.7% for the six months ended April 30, 2003 from 1.3% for the six months ended April 30, 2002.

Depreciation and Amortization. Depreciation and amortization expense increased $6,686, or 164.2%, to $10,759 for the six months ended April 30, 2003 from $4,073 for the prior comparable period. The increase includes $4,407 related to the impairment of a customer list from a previous acquisition as a result of the consolidation of our distribution operations, higher amortization of intangible assets as a result of acquisitions and higher depreciation related to implementation of accounting software systems. Depreciation and amortization expenses as a percentage of net sales increased to 1.8% for the six months ended April 30, 2003 from 0.9% for the six months ended April 30, 2002.

Income from Operations. Income from operations increased by $34,223, or 45.0%, to $110,222 for the six months ended April 30, 2003 from $75,999 for the six months ended April 30, 2002, due to the changes referred to above.

Interest (Income) Expense, net. Interest income of $1,088 during the six months ended April 30, 2003 was attributable to interest earned on the invested cash. Interest expense of $1,027 for the six months ended April 30, 2002 reflected borrowings from our credit facilities, which were repaid in early fiscal 2002.

Class Action Settlement Costs. During the three months ended April 30, 2002, we recorded $1,468 of class action settlement costs, which represents a settlement of $7,500 and related legal fees, net of $6,145 of insurance proceeds.

Provision for Income Taxes. Income tax expense was $45,648 for the six months ended April 30, 2003 as compared to $29,197 for the six months ended April 30, 2002. The increase was primarily attributable to increased taxable income. The effective tax rate was 41.0% for the six months ended April 30, 2003, as compared to an effective tax rate of 39.6% for the 2002 period. The effective income tax rate differs from the statutory rate as a result of non-deductible expenses and the mix of foreign and domestic taxes as applied to the income.

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

Net Income. Net income increased $21,235, or 47.8%, to $65,701 for the six months ended April 30, 2003 from $44,466 for the six months ended April 30, 200, due to the changes referred to above.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Diluted Net Income per Share. Diluted net income per share increased $0.39, or 33.6%, to $1.55 for the six months ended April 30, 2003 from $1.16 for the six months ended April 30, 2002, as the increase in net income was partly offset by the higher weighted average shares outstanding. The increase in weighted shares outstanding resulted from the issuance of shares underlying stock options and to the acquisitions of the Max Payne intellectual property and the development studios.

Liquidity and Capital Resources

Our primary cash requirements have been and will continue to be to fund developing, manufacturing, publishing and distributing our and third-party products. We have historically satisfied our working capital requirements primarily through cash flow from operations, the issuance of debt and equity securities and bank borrowings. At April 30, 2003, we had working capital of $263,824 as compared to working capital of $197,453 at October 31, 2002.

Cash and cash equivalents increased $79,981 to $188,350 at April 30, 2003, from $108,369 at October 31, 2002. The increase is primarily attributable to $104,750 of cash provided by operating activities and $9,142 provided by financing activities, partly offset by $34,744 used in investing activities.

Cash provided by operating activities for the six months ended April 30, 2003 was $104,750, down slightly compared to $108,156 for the six months ended April 30, 2002 as the increase in net income and higher non-cash adjustments were more than offset by lower benefit from changes in operating assets and liabilities.

Net cash used in investing activities for the six months ended April 30, 2003 was $34,744 as compared to net cash used in investing activities of $946 for the six months ended April 30, 2002. The increase is primarily attributable to the acquisition of Angel in the current period and the lower proceeds from sale of investments.

Net cash provided by financing activities for the six months ended April 30, 2003 was $9,142, as compared to net cash used in financing activities of $47,184 for the six months ended April 30, 2002. The change was primarily attributable to the absence of repayment of indebtedness during the current period and higher proceeds from the exercise of stock options.

In December 1999, we entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on our consolidated leverage ratio (as defined). We are required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by our accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of our domestic subsidiaries. Available borrowings under the agreement are reduced by the amount of outstanding letters of credit, which were $5,546 at April 30, 2003. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of April 30, 2003, we were in compliance with such covenants. The loan agreement limits or prohibits us from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. We had no outstanding borrowings under the revolving line of credit as of April 30, 2003.

In February 2001, our United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $20,953. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by us. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2004. We had no outstanding guarantees or borrowings under this facility as of April 30, 2003.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

For the six months ended April 30, 2003 and 2002, we received proceeds of $9,213 and $7,396, respectively, relating to the exercise of stock options and warrants.

Our accounts receivable, less an allowance for doubtful accounts, returns and sales allowances at April 30, 2003 was $100,213. Of such receivables, each of four retail customers accounted for more than 10% of the receivable balance (55.0% in aggregate) at April 30, 2003. Most of our receivables are covered by insurance, with certain limits and deductibles, in the event of a customer’s bankruptcy or insolvency. Generally, we have been able to collect our receivables in the ordinary course of business. We do not hold any collateral to secure payment from customers. As a result, we are subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due and such accounts are not covered by insurance, we could be required to increase our allowance for doubtful accounts, which could adversely affect our liquidity and working capital position.

Our allowance for doubtful accounts, returns and sales allowances increased during the six months ended April 30, 2003 as a result of additional price protection for our published products and included additional bad debt expense, net of deductibles and insurance proceeds, related to the bankruptcy of two customers the losses from which were not entirely covered by insurance. We had accounts receivable days outstanding of 46 days for the three months ended April 30, 2003, as compared to 34 days for the three months ended April 30, 2002. The increase is attributable to shipments of Midnight Club 2 and Tropico 2; Pirate Cove late in the 2003 second quarter.

In September 2002, we relocated our principal executive offices to 622 Broadway, New York, New York. We estimate that as of April 30, 2003 we will incur an additional $1,300 in capital expenditures for renovations and leasehold improvements for this space. In connection with signing a ten year lease, we provided a standby letter of credit of $1,560, expiring December 31, 2003. As a result of the relocation, during the six months ended April 30, 2003, we recorded expenses of $363 related to lease costs with regard to our former executive offices. In addition, we expect to spend an additional $750 in connection with the implementation of accounting software systems for our international operations. As of the date of this report, we have no other material commitments for capital expenditures.

The Board of Directors authorized a stock repurchase program under which we may repurchase up to $25,000 of our common stock from time to time in the open market or in privately negotiated transactions. We have not repurchased any shares under this program.

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

Contractual Obligations and Contingent Liabilities and Commitments

Our offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from October 2003 to October 2011. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through September 2007.

We have entered into distribution agreements under which we purchase various software games. These agreements, which expire between September 30, 2003 and September 30, 2004, require remaining aggregate minimum guaranteed payments of $8,577 at April 30, 2003. These agreements are collateralized by standby letters of credit of $3,986 at April 30, 2003. Additionally, assuming performance by third-party developers, we have outstanding commitments under various software development agreements to pay developers an aggregate of $22,028 over the twelve months ending April 30, 2004.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

In connection with our acquisition of the publishing rights to the Duke Nukem franchise for PC and video games in December 2000, we are contingently obligated to pay $6,000 in cash upon delivery of the final version of Duke Nukem Forever for the PC. In addition, in connection with our acquisition of the Max Payne product franchise in May 2002, we are contingently obligated to make aggregate payments of up to $8,000 in cash upon the timely delivery of the final version of Max Payne 2 for the PC and the achievement of certain sales targets for such product. In May 2003, we agreed to make further payments of up to $6,000 in cash upon the timely commercial release of console versions of Max Payne 2 and the achievement of certain sales targets. The payables will be recorded when the contingencies are resolved.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. For the six months ended April 30, 2003 and 2002, sales in international markets accounted for approximately 28.5% and 22.0%, respectively, of our net sales. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Recently Adopted Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 in fiscal 2003 did not have an impact on our financial condition, cash flows and results of operations.

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for us was November 1, 2002. Under this pronouncement, the $1,948 net loss on extinguishment of debt for the year ended October 31, 2001 classified as an extraordinary item will be reclassified as follows: $3,165 of loss on extinguishment to non-operating expenses and $1,217 of tax benefit to provision for income taxes in our Annual Report on Form 10-K for the year ending October 31, 2003. We do not expect that the rescission of SFAS No. 4 will have a material impact on our financial condition, cash flows and results of operations.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the transition provisions of FASB No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. We do not currently intend to change our accounting to the fair value method. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, “Interim Financial Reporting” (“APB 28”) to require disclosures about such effects in interim financial information. The amendments to FASB 123 are e ffective for years ending after December 15, 2002. The amendments to APB 28 for interim disclosure of pro forma results are disclosed in this Report.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 in the first quarter of fiscal 2003 did not and is not expected to have a material impact on our financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual return or both. FIN 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. FIN 46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on July 1, 2003. We are currently evaluating the impact, if any, of adoption of the provisions of FIN 46 on July 1, 2003.

Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with SFAS 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.   We do not expect the provisions of this statement to have a significant impact on the statement of financial position.

Back to Contents

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

The market for interactive entertainment software titles is characterized by short product life cycles. The interactive entertainment software market is characterized by short product life cycles and frequent introductions of new products. New products introduced by us may not achieve significant market acceptance or achieve sufficient sales to permit us to recover development, manufacturing and marketing costs. Historically, few interactive entertainment software products have achieved sustained market acceptance. Even the most successful titles remain popular for only limited periods of time, often less than six months. The life cycle of a game generally involves a relatively high level of sales during the first few months after introduction followed by a decline in sales. Because revenues associated with the initial shipments of a new product generally constitute a high percentage of the total revenues associated with the life of a product, any delay in the introduction of one or more new products could harm our operating results. Additionally, because we introduce a relatively limited number of new products in any period, the failure of one or more of our products to achieve market acceptance could result in losses.

A significant portion of our revenues is derived from a limited number of titles. For the six months ended April 30, 2003, our ten best selling titles accounted for approximately 65.8% of our revenues, with Grand Theft Auto: Vice City for PlayStation 2 accounting for 52.6% of our revenues, Midnight Club 2 for PlayStation 2 accounting for 4.4% of our revenues and Grand Theft Auto 3 for PlayStation 2 accounting for 1.7% of our revenues. Our ten best selling titles accounted for approximately 66.5% of our revenues for the six months ended April 30, 2002. For this period, Grand Theft Auto 3 for PlayStation 2 accounted for 39.2% of our revenues and Max Payne for PlayStation 2 accounted for 10.2% of our revenues. Our ten best selling titles accounted for approximately 59.9% of our revenues for the fiscal year ended October 31, 2002. Our future titles may not be commercially viable. If we fail to continue to develop and sell new, commercially successful titles, our revenues and profits may decrease substantially and we may incur losses.

Our quarterly operating results may vary significantly, which could cause our stock price to decline. We have experienced and may continue to experience wide fluctuations in quarterly operating results. The interactive entertainment industry is highly seasonal, with sales typically higher during the fourth and first calendar quarters, due primarily to the increased demand for games during and immediately following the holiday buying season. Our failure or inability to introduce products on a timely basis to meet seasonal fluctuations in demand will harm our business and operating results. These fluctuations could also cause our stock price to decline. Other factors that cause fluctuations include:

•	delays in the introduction of new titles;
•	the size and timing of product and business acquisitions;
•	variations in sales of titles designed to operate on particular platforms;
•	development and promotional expenses relating to the introduction of new titles;
•	availability of hardware platforms;
•	the timing and success of title introductions by our competitors;
•	product returns;
•	the accuracy of retailers’ forecasts of consumer demand; and
•	the timing of orders from major customers.

Back to Contents

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

The interactive entertainment software industry is cyclical, and we may fail to anticipate changing consumer preferences. Our business is subject to all of the risks generally associated with the interactive entertainment software industry, which has been cyclical in nature and has been characterized by periods of significant growth followed by rapid declines. Our future operating results will depend on numerous factors beyond our control, including:

•	the popularity, price and timing of new software and hardware platforms being released and distributed by us and our competitors;
•	international, national and regional economic conditions, particularly economic conditions adversely affecting discretionary consumer spending;
•	war, acts of terrorism and military action, which could adversely affect consumer preferences in entertainment;
•	changes in consumer demographics;
•	the availability and popularity of other forms of entertainment; and
•	critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted.

In order to plan for acquisition and promotional activities we must anticipate and respond to rapid changes in consumer tastes and preferences. A decline in the popularity of interactive entertainment software or particular platforms could cause sales of our titles to decline dramatically. The period of time necessary to develop new game titles, obtain approvals of manufacturers and produce finished products is unpredictable. During this period, consumer appeal of a particular title may decrease, causing product sales to fall short of expectations.

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

We are devoting significant development resources primarily on products designed for Sony’s PlayStation 2 and Microsoft's Xbox. If consumer demand for these platforms declines generally or as a result of the next hardware transition cycle, we may experience lower than expected sales or losses from products designed for these platforms.

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Returns of our published titles and price protection may adversely affect our operating results. We are exposed to the risk of product returns and price protection with respect to our customers. Our distribution arrangements with customers generally do not give them the right to return titles to us or to cancel firm orders; however, at our discretion, we may accept product returns for stock balancing or defective products. In addition, we sometimes negotiate accommodations to customers, including price discounts, credits and product returns, when demand for specific products falls below expectations. We generally accept returns and grant price protection in connection with our publishing arrangements. We establish a reserve for future returns and price protection for published titles based primarily on these return policies and historical return rates, and we report our revenues net of returns and price protection. If return rates and price protection for our published titles significantly exceed our reserves, our revenues will decline and we could incur losses.

The interactive entertainment software industry is highly competitive. We compete for both licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. Each of these competitors has the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television spots. These companies may also increase their own software development efforts or focus on developing software products for third-party platforms. We also compete with domestic companies such as Electronic Arts, Activision, THQ, Midway Games and Acclaim Entertainment and international companies such as Sega, Vivendi, Ubi Soft, Atari, Eidos, Capcom, Konami and Namco. Some of our competitors have greater financial, technical, personnel and other resources than we do, and are able to carry larger inventories, adopt more aggressive pricing policies and make higher offers to licensors and developers for commercially desirable properties than we can. Our titles also compete with other forms of entertainment such as motion pictures, television and audio and video products featuring similar themes, online computer programs and forms of entertainment which may be less expensive or provide other advantages to consumers.

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

A limited number of customers may account for a significant portion of our sales. Sales to our five largest customers accounted for approximately 42.2% and 32.6%, respectively, of our revenues for the six months ended April 30, 2003 and 2002. Sales to our five largest customers accounted for approximately 31.4% of our revenues for the fiscal year ended October 31, 2002. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments. Our customers may terminate their relationship with us at any time. The loss of our relationships with principal customers or a decline in sales to principal customers could harm our operating results. Bankruptcies or consolidations of certain large retail customers could also seriously hurt our business.

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Rating systems for interactive entertainment software, potential legislation and consumer opposition could inhibit sales of our products. Trade organizations within the video game industry require interactive entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles. Certain countries have also established similar rating systems as prerequisites for sales of interactive entertainment software in such countries. In some instances, we may be required to modify our products to comply with the requirements of such rating systems, which could delay the release of those products in such countries. Historically, our software titles received a rating of “E” (age 6 and older) or “T” (age 13 and over), although many of our new titles (including Grand Theft Auto 3, Grand Theft Auto: Vice City, Max Payne and State of Emergency) have received a rating of “M” (age 17 and over). We believe that we comply with such rating systems and properly display the ratings and content descriptions received for our titles.

Several proposals have been made for federal legislation to regulate the interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, television and music containing violence and sexually explicit material, and the Federal Trade Commission has adopted rules with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of interactive entertainment software containing graphic violence and sexually explicit material by pressing for legislation in these areas (including legislation prohibiting the sale of certain “M” rated video games to minors) and by engaging in public demonstrations and media campaigns. Retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our “M” rated products, and adversely affect our operating results. If any groups were to target our “M” rated titles, we might be required to significantly change or discontinue a particular title, which in the case of our best selling titles could seriously hurt our business.

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

We are dependent upon a license agreement with Sony to publish titles for PlayStation 2. The term of this license agreement is automatically extended, unless terminated by one of the parties, for successive one-year terms. Termination of such agreement would seriously hurt our business.

Sony and Nintendo are the sole manufacturers of the titles we publish under license from them. Games for the Xbox must be manufactured by pre-approved manufacturers. Each platform license provides that the manufacturer may raise prices for the titles at any time and grants the manufacturer substantial control over the release of new titles. Each of these manufacturers also publishes software for its own platforms and manufactures titles for all of its other licensees and may choose to give priority to its own titles or those of other publishers if it has insufficient manufacturing capacity or if there is increased demand for its products.

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

Back to Contents

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

As the amount of interactive entertainment software titles in the market increases and the functionality of this software further overlaps, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes the copyrights or patents of others. From time to time, we receive notices from third parties alleging infringement of their proprietary rights. Although we believe that our software and technologies and the software and technologies of third-party developers and publishers with whom we have contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others has or may occur. Any claims of infringement, with or without merit, could be time consuming, costly and difficult to defend. Moreover, intellectual property litigation or claims could require us to discontinue the distribution of products, obtain a license or redesign our products, which could result in additional substantial costs and material delays.

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

Gross margins relating to our distribution business have been historically narrow which increases the impact of variations in costs on our operating results. As a result of intense price competition, our gross margins in our distribution business have historically been narrow and we expect them to continue to be narrow in the future. We receive purchase discounts from suppliers based on various factors, including volume purchases. These purchase discounts directly affect our gross margins. It may become more difficult for us to achieve the percentage growth in sales required to continue to receive volume purchase discounts.

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

.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)
(Dollars in thousands, except per share amounts)

Our distribution business is dependent on suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis. Our ability to obtain particular products in required quantities and to fulfill customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, limited price protection or return rights offered by manufacturers may have a bearing on the amount of product we may be willing to purchase. Our industry may experience significant hardware supply shortages from time to time due to the inability of certain manufacturers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term hardware inventory shortages. In addition, manufacturers who currently distribute their products through us may decide to distribute, or to substantially increase their existing distribution, through other distributors, or directly to retailers.

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

We are subject to risks and uncertainties of international trade. Sales in international markets, primarily in the United Kingdom and other countries in Europe, have accounted for a significant portion of our revenues. Sales in international markets accounted for approximately 28.5% and 22.0%, respectively, of our revenues for the six months ended April 30, 2003 and 2002. Such sales accounted for 20.1% of our revenues for the fiscal year ended October 31, 2002. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies.

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. At April 30, 2003, we had no outstanding variable rate indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter. Translation adjustments are included as a separate component of stockholders’ equity. For the six months ended April 30, 2003, our foreign currency translation adjustment gain was $2,820. Foreign exchange transaction loss for the six months ended April 30, 2003 was $435. A hypothetical 10% change in applicable currency exchange rates at April 30, 2003 would result in a material translation adjustment.

Item 4.   Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Back to Contents

PART II – OTHER INFORMATION

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

Item 2.   Changes in Securities

In February 2003, the Company issued 75,000 shares of restricted common stock to Ryan A. Brant, the Company’s Chairman, and 50,000 shares of restricted common stock to an employee, as compensation.

In connection with the above securities issuances, the Company relied on Section 4(2) promulgated under the Securities Act of 1933, as amended, as offerings to a limited number of “accredited investors.”

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on April 17, 2003. At the meeting Ryan A. Brant, Jeffrey C. Lapin, Oliver Grace, Jr., Robert Flug, Todd Emmel, Mark Lewis, Steven Tisch and Richard W. Roedel were elected as directors. Mr. Brant received 34,067,159 votes for and 358,579 votes withheld; Mr. Lapin received 34,223,504 votes for and 202,234 votes withheld; Mr. Grace received 32,342,964 votes for and 2,082,774 votes withheld; Mr. Flug received 32,342,964 votes for and 2,082,774 votes withheld; Mr. Emmel received 32,342,964 votes for and 2,082,774 votes withheld; Mr. Lewis received 34,223,204 votes for and 202,534 votes withheld; Mr. Tisch received 34,223,504 votes for and 202,234 votes withheld: and Mr. Roedel received 32,518,115 votes for and 1,907,623 votes withheld.

In addition, the stockholders approved an amendment to the Company’s 2002 Stock Option Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Plan from 3,000,000 to 4,000,000 shares with 20,360,674 votes for, 14,029,245 votes against and 35,819 abstentions.

Item 5.   Other Information

The Company’s Audit Committee engaged the Company’s external auditors to perform non-audit related tax services for the fiscal year ending October 31, 2003.

See Note 3 to Notes to Unaudited Consolidated Condensed Financial Statements for information relating to pro forma net income (loss) and pro forma net income (loss) per share for the years ended October 31, 2002 and 2001.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

	99.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

Back to Contents

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC
(Registrant)

Date: June 6, 2003	By: /s/ Jeffrey C. Lapin
Jeffrey C. Lapin
Chief Executive Officer
(Principal Executive Officer)

Date: June 6, 2003	By: /s/ Karl H. Winters
Karl H. Winters
Chief Financial Officer
(Principal Financial Officer)

Back to Contents

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

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003	/s/ Jeffrey C. Lapin Jeffrey C. Lapin Chief Executive Officer (Principal Executive Officer)

Back to Contents

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

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003	/s/ Karl H. Winters Karl H. Winters Chief Financial Officer (Principal Financial Officer)