Form 10-Q
period 2003-07-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2003-09-12
CIK 946581

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF l934.

For the quarterly period ended July 31, 2003

Commission file number 0-29230

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0350842
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

622 Broadway, New York, New York	10012
(Address of principal executive offices)	(zip code)

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

As of September 8, 2003, there were 43,304,649 shares of the Registrant’s Common Stock outstanding.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
QUARTER ENDED JULY 31, 2003

ii

Back to Contents

PART I.      FINANCIAL INFORMATION
Item 1.       Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of July 31, 2003 and October 31, 2002 (unaudited)
(In thousands, except share data)

	July 31, 2003	October 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$225,859	$108,369
Accounts receivable, net of provision for doubtful accounts, returns and sales allowances of $40,500 and $29,194 at July 31, 2003 and October 31, 2002, respectively	65,996	107,188
Inventories	73,902	74,391
Prepaid royalties	15,576	13,723
Prepaid expenses and other current assets	30,055	19,569
Deferred tax asset	5,392	5,392

Total current assets	416,780	328,632

Fixed assets, net	20,078	15,319
Prepaid royalties	8,182	12,203
Capitalized software development costs, net	13,986	10,385
Investments	—	97
Goodwill, net	101,095	61,529
Intangibles, net	39,888	55,293
Deferred tax asset	7,983	7,983
Other assets, net	565	266

Total assets	$608,557	$491,707

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$56,105	$79,660
Accrued expenses and other current liabilities	46,311	49,821
Income taxes payable	15,458	1,603
Current portion of capital lease obligation	101	95

Total current liabilities	117,975	131,179
Capital lease obligation, net of current portion	99	201
Deferred tax liability	6,178	3,885

Total liabilities	124,252	135,265

Stockholders’ equity
Common stock, par value $.01 per share; 50,000,000 shares authorized; 43,287,167 and 40,361,739 shares issued and outstanding, at July 31, 2003 and October 31, 2002, respectively	433	404
Additional paid-in capital	327,410	273,502
Deferred compensation	(3,162)	(227)
Retained earnings	161,154	87,804
Accumulated other comprehensive loss	(1,530)	(5,041)

Total Stockholders’ Equity	484,305	356,442

Total Liabilities and Stockholders’ Equity	$608,557	$491,707

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three and nine months ended July 31, 2003 and 2002 (unaudited)
(In thousands, except per share data)

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002

Net sales	$155,587	$122,461	$758,594	$575,717

Cost of sales
Product costs	81,642	62,567	384,984	303,880
Royalties	10,434	12,245	66,782	53,894
Software development costs	1,842	2,125	8,558	6,018

Total cost of sales	93,918	76,937	460,324	363,792

Gross profit	61,669	45,524	298,270	211,925

Operating expenses
Selling and marketing	20,013	15,912	76,928	58,429
General and administrative	19,372	17,390	67,701	55,311
Research and development	7,043	1,812	17,419	7,703
Depreciation and amortization	2,930	2,541	13,689	6,614

Total operating expenses	49,358	37,655	175,737	128,057

Income from operations	12,311	7,869	122,533	83,868

Interest (income) expense, net	(625)	(299)	(1,713)	728
Gain on Internet investments	—	—	(39)	(159)
Class action settlement costs	—	—	—	1,468

Total non-operating (income) expenses	(625)	(299)	(1,752)	2,037

Income before income taxes	12,936	8,168	124,285	81,831

Provision for income taxes	5,287	3,402	50,935	32,599

Net income	$7,649	$4,766	$73,350	$49,232

Per share data:
Basic:
Weighted average common shares outstanding	42,266	38,705	41,424	37,500

Net income per share	$0.18	$0.12	$1.77	$1.31
Diluted:
Weighted average common shares outstanding	43,548	40,231	42,701	38,947

Net income per share	$0.18	$0.12	$1.72	$1.26

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the nine months ended July 31, 2003 and 2002 (unaudited)
(In thousands)

	Nine months ended July 31,
	2003	2002

Cash flows from operating activities:
Net income	$73,350	$49,232
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,281	6,614
(Gain) loss on disposal of fixed assets	(56)	122
Gain on sale of Internet investments	(39)	(159)
Change in deferred taxes	—	(3,917)
Amortization of various expenses and discounts	5,741	4,526
Impairment of intellectual property and technology	7,892	—
Non-cash charges for consolidation of distribution facilities	5,474	—
Write off of prepaid royalties and capitalized software	6,712	9,366
Tax benefit from exercise of stock options	11,931	4,365
Compensatory stock and stock options	2,173	2,299
Foreign currency transaction (gain) loss	(88)	148
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable, net	45,696	33,664
Decrease in inventories	1,798	11,838
Increase in prepaid royalties	(11,850)	(7,124)
Increase in prepaid expenses and other current assets	(7,324)	(3,526)
(Increase) decrease in capitalized software development costs	(3,113)	305
Decrease in accounts payable	(30,300)	(10,914)
(Decrease) increase in accrued expenses and other current liabilities	(7,537)	9,108
Increase in income taxes payable	14,767	12,871

Net cash provided by operating activities	124,508	118,818

Cash flows from investing activities:
Purchase of fixed assets	(11,359)	(8,853)
Proceeds from sale of investments	114	5,888
Acquisitions, net of cash acquired	(27,966)	(10,106)
Other investing activities	(490)	—

Net cash used in investing activities	(39,701)	(13,071)

Cash flows from financing activities:
Net repayments under lines of credit	(34)	(54,118)
Proceeds from exercise of stock options and warrants	30,341	11,346
Deferred financing costs	(150)	(463)
Repayment of capital lease obligation	(96)	(69)

Net cash provided by (used in) financing activities	30,061	(43,304)

Effect of foreign exchange rates	2,622	5,399

Net increase in cash for the period	117,490	67,842

Cash and cash equivalents, beginning of the period	108,369	6,056

Cash and cash equivalents, end of the period	$225,859	$73,898

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (continued)
For the nine months ended July 31, 2003 and 2002 (unaudited)
(In thousands)

	Nine months ended July 31,
	2003	2002

Supplemental information on intangibles and businesses acquired:
Fair value of assets acquired
Cash	$1,284	$—
Other current assets	437	—
Property and equipment, net	507	—
Intangible assets	4,720	28,649
Goodwill	38,683	—
Less, liabilities assumed and non-cash consideration		—
Liabilities	(3,562)	—
Stock and prepaid advances	(12,807)	(18,543)
Direct transaction costs	(12)	—

Cash paid	29,250	10,106
Less cash acquired	(1,284)	—

Net cash paid	$27,966	$10,106

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Equity
For the year ended October 31, 2002 and the nine months ended July 31, 2003 (unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compen- sation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount

Balance, November 1, 2001	36,641	$366	$213,908	$—	$16,239	$(10,452)	$220,061

Foreign currency translation adjustment	—	—	—	—	—	5,553	5,553
Net unrealized loss on investments, net of taxes	—	—	—	—	—	(142)	(142)
Net income	—	—	—	—	71,565	—	71,565

Comprehensive income							76,976

Proceeds from exercise of stock options and warrants	2,434	25	23,283	—	—	—	23,308
Amortization of deferred compensation	—	—	—	682	—	—	682
Deferred compensation in connection with restricted stock issued	50	1	908	(909)	—	—	—
Issuance of common stock in connection with acquisitions	1,212	12	22,332	—	—	—	22,344
Issuance of compensatory stock and stock options	25	—	2,371	—	—	—	2,371
Tax benefit in connection with the exercise of stock options	—	—	10,700	—	—	—	10,700

Balance, October 31, 2002	40,362	404	273,502	(227)	87,804	(5,041)	356,442

Foreign currency translation adjustment	—	—	—	—	—	3,525	3,525
Net unrealized loss on investment, net of taxes	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	73,350	—	73,350

Comprehensive income							76,861

Proceeds from exercise of stock options and warrants.	2,464	25	30,316	—	—	—	30,341
Amortization of deferred compensation	—	—	—	2,155	—	—	2,155
Issuance of common stock in connection with acquisition	236	2	6,555	—	—	—	6,557
Issuance of compensatory stock and stock options	225	2	5,106	(5,090)	—	—	18
Tax benefit in connection with the exercise of stock options	—	—	11,931	—	—	—	11,931

Balance, July 31, 2003	43,287	$433	$327,410	$(3,162)	$161,154	$(1,530)	$484,305

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the transition provisions of FASB No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. The Company does not currently intend to change its accounting to the fair value method. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, “Interim Financial Reporting” (“APB 28”) to require disclosures about such effects in interim financial information. The amendments to FASB 123 are effective for years ending after December 15, 2002. The disclosures required by the amendments to APB 28 for interim disclosure of pro forma results are contained in this Report.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 in the first quarter of fiscal 2003 did not have a material impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual return or both. FIN 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. FIN 46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on July 1, 2003. The adoption of FIN 46 in the third quarter of fiscal 2003 did not have a material impact on the Company’s financial condition or results of operations (see Note 4.).

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial condition or results of operations.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with SFAS 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provisions of this pronouncement to have a material impact on the Company’s financial condition.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

3.	STOCK-BASED COMPENSATION

The Company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income and the net income per share would have been reduced to the pro forma amounts indicated below.

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002

Net income, as reported	$7,649	$4,766	$73,350	$49,232

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	799	140	1,341	1,695

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,528)	(3,081)	(12,965)	(11,227)

Pro forma net income	$2,920	$1,825	$61,726	$39,700

Earnings per share:
Basic – as reported	$0.18	$0.12	$1.77	$1.31

Basic – pro forma	$0.07	$0.05	$1.49	$1.06

Diluted – as reported	$0.18	$0.12	$1.72	$1.26

Diluted – pro forma	$0.07	$0.05	$1.45	$1.02

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

The pro forma disclosures shown are not representative of the effects on net income and the net income per share in future periods.

4.	BUSINESS ACQUISITIONS AND CONSOLIDATION

During the quarter ended July 31, 2003, the Company acquired all of the outstanding capital stock of Frog City, Inc. (“Frog City”), the developer of Tropico 2: Pirate Cove, and Cat Daddy Games LLC (“Cat Daddy”), another development studio.The total purchase price for both studios consisted of $757 in cash and $319 of prepaid royalties previously advanced to Frog City. The Company also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy, based on a percentage of Cat Daddy’s future profits, which will be recorded as compensation expense if the targets are met. In connection with the acquisitions, the Company recorded goodwill of $1,265 on a preliminary basis.

In November 2002, the Company acquired all of the outstanding capital stock of Angel Studios, Inc. (“Angel”), the developer of the Midnight Club and Smuggler’s Run franchises. The purchase price consisted of 235,679 shares of restricted common stock (valued at $6,557), $28,500 in cash and $5,931 (net of $801 of royalties payable to Angel) of prepaid royalties previously advanced to Angel. In connection with the acquisition, the Company recorded identifiable intangibles of $4,720, comprised of intellectual property of $2,810, technology of $1,600 and non-competition agreements of $310, and goodwill of $37,425 on a preliminary basis.

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

In April 2003, the Company entered into an agreement with Destineer Publishing Corp. (“Destineer”), a publisher of PC games, under which Destineer granted the Company exclusive distribution rights to eight PC games to be published by Destineer. The Company agreed to make recoupable advances to Destineer of approximately $6,700 and to pay Destineer with respect to product sales. In addition, the Company agreed to make a loan to Destineer of $1,000. Destineer granted the Company an immediately exercisable option to purchase a 19.9% interest in Destineer and a second option to purchase the remaining interest for a price equal to a multiple of Destineer’s EBIT, exercisable during a period following April 2005. Pursuant to the requirements of FIN 46, since Destineer is a variable interest entity and the Company is considered to be the primary beneficiary (as defined in FIN 46), the results of Destineer’s operations have been consolidated in the accompanying financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

5.	NET INCOME PER SHARE

The following table provides a reconciliation of basic net income per share to diluted net income per share for the three and nine months ended July 31, 2003 and 2002:

	Net Income	Shares (in thousands)	Per Share Amount

Three Months Ended July 31, 2003:
Basic	$7,649	42,266	$0.18
Effect of dilutive securities- Stock options, restricted stock and warrants	—	1,282	—

Diluted	$7,649	43,548	$0.18

Three months ended July 31, 2002:
Basic	$4,766	38,705	$0.12
Effect of dilutive securities- Stock options and warrants	—	1,526	—

Diluted	$4,766	40,231	$0.12

Nine Months Ended July 31, 2003:
Basic	$73,350	41,424	$1.77
Effect of dilutive securities- Stock options, restricted stock and warrants	—	1,277	—

Diluted	$73,350	42,701	$1.72

Nine months ended July 31, 2002:
Basic	$49,232	37,500	$1.31
Effect of dilutive securities- Stock options and warrants	—	1,447	—

Diluted	$49,232	38,947	$1.26

The computation of diluted number of shares excludes 845,000 and 1,119,000 unexercised stock options for the three and nine months ended July 31, 2003, respectively, which are anti-dilutive. The computation of diluted number of shares excludes 68,000 and 318,000 unexercised stock options for the three and nine months ended July 31, 2002, respectively, which are anti-dilutive.

The Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $25,000 of its common stock from time to time in the open market or in privately negotiated transactions. The Company has not repurchased any shares under this program.

6.	INVENTORY

As of July 31, 2003 and October 31, 2002, inventories consist of:

	July 31, 2003	October 31, 2002

Parts and supplies	$2,543	$3,221
Finished products	71,359	71,170

	$73,902	$74,391

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

The following table sets forth for the periods indicated changes in total prepaid royalties:

	Fiscal 2003	Fiscal 2002

Balance at November 1	$25,926	$32,989
Additions	3,457	7,737
Amortization	(1,344)	(9,655)
Reclassification	(6,932)	1,419
Write down	(6,649)	(2,152)
Foreign exchange	17	(517)

Balance at January 31	14,475	29,821
Additions	10,114	8,349
Amortization	(4,843)	(3,060)
Write down	—	(3,433)
Foreign exchange	3	125

Balance at April 30	19,749	31,802
Additions	7,121	6,126
Amortization	(2,635)	(3,329)
Reclassification	(319)	—
Write down	—	(3,762)
Foreign exchange	(158)	225

Balance at July 31	23,758	31,062
Less current balance	15,576	18,100

Non-current balance	$8,182	$12,962

The reclassification in the three months ended January 31, 2003 principally reflects the transfer of prepaid royalties paid to Angel prior to its acquisition by the Company as a component of the purchase price of Angel. The reclassification in the three months ended July 31, 2003 principally reflects the transfer of prepaid royalties paid to Frog City prior to its acquisition by the Company as a component of the purchase price of Frog City.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

8.	CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes internal software development costs, as well as other content costs, subsequent to establishing technological feasibility of a title.

The following table sets forth for the periods indicated changes in capitalized software development costs:

	Fiscal 2003	Fiscal 2002

Balance at November 1	$10,385	$9,739
Additions	3,444	1,484
Amortization	(3,288)	(2,955)
Reclassification	—	(1,419)
Write down	(63)	—
Foreign exchange	150	(114)

Balance at January 31	10,628	6,735

Additions	4,390	2,524
Amortization	(3,365)	(919)
Write down	—	(19)
Foreign exchange	127	133

Balance at April 30	11,780	8,454

Additions	3,937	3,165
Amortization	(1,842)	(2,125)
Foreign exchange	111	500

Balance at July 31.	$13,986	$9,994

9.	INVESTMENTS

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

As of October 31, 2002, non-current investments, which consisted solely of an investment in Gameplay plc stock, are summarized as follows:

October 31, 2002

Average cost	$75
Unrealized gain	22

Fair value	$97

During the nine months ended July 31, 2003, the Company sold all the shares of Gameplay plc held by it for gross proceeds of $114. The Company realized a gain of $39 based on the average cost of the securities sold.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

10.	LINES OF CREDIT

In December 1999, the Company entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on the Company’s consolidated leverage ratio (as defined). The Company is required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by the Company’s accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company’s domestic subsidiaries. Available borrowings under the agreement are reduced by the amount of outstanding letters of credit, which were $5,546 at July 31, 2003. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of July 31, 2003, the Company was in compliance with such covenants. The loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The Company had no outstanding borrowings under the revolving line of credit as of July 31, 2003.

In February 2001, the Company’s United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $21,090. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2004. The Company had no outstanding guarantees or borrowings under this facility as of July 31, 2003.

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

In May 2002, the Company acquired all right, title and interest to the Max Payne product franchise, including all of the intellectual property rights associated with the brand, and a perpetual, royalty-free license to use the Max Payne game engine and related technology. The purchase price consisted of $10,000 in cash and 969,932 shares of restricted common stock (valued at $18,543). In addition, the Company is contingently obligated to make aggregate payments of up to $8,000 in cash upon the timely delivery of the final version of Max Payne 2 for the PC and the achievement of certain sales targets for the PC and console versions of the title. The Max Payne assets acquired have been recorded as intellectual property and are included in intangible assets. The $8,000 will be recorded as an additional intangible asset upon resolution of the contingency.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

		As of July 31, 2003				As of October 31, 2002

	Range of Useful Life	Gross Carrying Amount	Accumulated Amortization		Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	7-10 years	$23,342	$	(5,627)	$17,715	$23,342	$(4,515)	$18,827
Customer lists and relationships	5-10 years	4,674		(2,665)	2,009	9,081	(2,352)	6,729
Intellectual property	2-6 years	22,737		(7,570)	15,167	25,771	(2,869)	22,902
Non-competition agreements	3-6 years	5,190		(2,185)	3,005	4,880	(906)	3,974
Technology	3 years	4,192		(2,200)	1,992	4,640	(1,779)	2,861

		$60,135		$(20,247)	$39,888	$67,714	$(12,421)	$55,293

Amortization expense for the three months ended July 31, 2003 and 2002 was $2,212 and $1,660, respectively, and for the nine months ended July 31, 2003 and 2002 was $7,825 and $4,392, respectively.

Estimated amortization expense for the fiscal years ending October 31, is as follows:

2003	$9,355
2004	8,866
2005	3,958
2006	4,788
2007	2,356

Total	$29,323

During the three months ended January 31, 2003, the Company recorded a charge of $4,407 related to the impairment of a customer list, which was included in depreciation and amortization (see Note 14.). In addition, cost of sales – product costs include $7,892 of intellectual property and technology written off during the three months ended January 31, 2003, of which $5,499 related to Duke Nukem Forever and its sequel, reflecting the continued development delays for these products.

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

The Company periodically enters into agreements to purchase various software games that require the Company to make minimum guaranteed payments. These agreements, which expire between October 1, 2003 and February 1, 2005, require remaining aggregate minimum guaranteed payments of $7,888 at July 31, 2003. These agreements are collateralized by standby letters of credit of $3,986 at July 31, 2003. Additionally, assuming performance by third-party developers, the Company has outstanding commitments under various software development agreements to pay developers an aggregate of $16,917 over the twelve months ending July 31, 2004.

In connection with the Company’s acquisition of the publishing rights to the Duke Nukem franchise for PC and video games in December 2000, the Company is contingently obligated to pay $6,000 in cash upon delivery of the final PC version of Duke Nukem Forever. In addition, in connection with the Company’s acquisition of the Max Payne product franchise, the Company is contingently obligated to make aggregate payments of up to $8,000 in cash upon the timely delivery of the final PC version of Max Payne 2 and the achievement of certain sales targets for the PC and console versions of the title. In May 2003, the Company agreed to make further payments of up to $6,000 in cash upon the timely commercial release of console versions of Max Payne 2 and the achievement of certain additional sales targets. The Company also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s future profits. The payables will be recorded when the contingencies are resolved.

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

As a result of the closures, the Company recorded a charge of $7,501. The charge consisted of: (1) lease termination costs, representing the fair value of remaining lease payments, net of estimated sublease rent; (2) disposition of fixed assets, representing the net book value of fixed assets and leasehold improvements; (3) other exit costs; and (4) an impairment charge with respect to an intangible asset, representing a customer list relating to the business conducted at the Illinois facility. The accruals are included in accrued expenses in the consolidated condensed balance sheet. During the third quarter of 2003, the Company paid $1,402 in consideration of the termination of leases, which, along with reversal of other exit costs, resulted in a reversal of $473 of previously recorded charges.

These costs are included in general and administrative expense for the three months ended January 31, 2003, except for the intangibles impairment which is included in depreciation and amortization expense, and are summarized in the table below:

	Lease Termination Costs	Fixed Asset Dispositions	Intangibles Impairment	Other Exit Costs	Total

Provisions during quarter ended January 31, 2003	$2,015	$999	$4,407	$80	$7,501
Asset write-offs	(65)	(999)	(4,407)	(3)	(5,474)
Cash payments	(1,542)	—	—	(12)	(1,554)
Reversal during quarter ended July 31, 2003	(408)	—	—	(65)	(473)

Remaining obligations at July 31, 2003	$—	$—	$—	$—	$—

Back to Contents

TAKE- TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
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

Information about the Company’s non-current assets in the United States and international areas as of July 31, 2003 and October 31, 2002 are presented below:

	July 31, 2003	October 31, 2002

Total non-current assets:
United States	$124,951	$98,849
International
United Kingdom	21,037	20,505
All other Europe	15,377	17,685
Other	30,412	26,036

	$191,777	$163,075

Information about the Company’s net sales in the United States, Canada and international areas for the three and nine months ended July 31, 2003 and 2002 are presented below:

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002

Net Sales:
United States	$102,689	$91,769	$489,176	$435,731
Canada	14,484	5,599	59,401	15,121
International
United Kingdom	7,834	5,486	71,797	39,303
All other Europe	26,036	15,779	122,302	75,142
Asia Pacific	4,034	3,606	14,810	9,500
Other	510	222	1,108	920

	$155,587	$122,461	$758,594	$575,717

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (concluded)
(Dollars in thousands, except per share amounts)

Information about the Company’s net sales by product platforms for the three and nine months ended July 31, 2003 and 2002 are presented below:

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002

Platforms:
Sony PlayStation 2	$55,779	$51,008	$487,877	$357,992
Sony PlayStation	9,146	9,372	43,991	48,021
Microsoft Xbox	20,522	5,754	46,959	42,812
PC	42,509	36,781	77,017	61,771
Nintendo GameBoy Color, GameBoy Advance and N64	8,024	3,298	31,539	14,665
Nintendo GameCube	5,564	2,327	19,324	8,821
Sega Dreamcast	—	128	112	1,504
Accessories	4,475	5,991	14,428	18,357
Hardware	9,568	7,802	37,347	21,774

	$155,587	$122,461	$758,594	$575,717

16.	SUBSEQUENT EVENTS

In September 2003, the Company and TDK Mediactive, Inc. (“TDK”) entered into an agreement pursuant to which the Company agreed to acquire all of TDK’s outstanding capital stock for approximately $22,737, consisting of (1) $0.55 per share for each of the 23,005,885 shares outstanding (approximately $12,653); (2) the purchase of debt of approximately $9,911 ($1,911 in cash and restricted shares of the Company’s common stock having a value of $8,000); and (3) approximately $173 to retire outstanding stock options. The closing of the acquisition is subject to customary conditions.

The Company and TDK also entered into a separate agreement providing the Company with the exclusive North American distribution rights for certain TDK titles, including The Haunted Mansion, Star Trek: Shattered Universe and Corvette.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)

Business Acquisitions

During the quarter ended July 31, 2003, we acquired all of the outstanding capital stock of Frog City, Inc. (“Frog City”), the developer of Tropico 2: Pirate Cove, and Cat Daddy Games LLC (“Cat Daddy”), another development studio.The total purchase price for both studios consisted of $757 in cash and $319 of prepaid royalties previously advanced to Frog City. We also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy, based on a percentage of Cat Daddy’s future profits, which will be recorded as compensation expense if the targets are met. In connection with the acquisitions, we recorded goodwill of $1,265 on a preliminary basis.

In November 2002, we acquired all of the outstanding capital stock of Angel Studios, Inc. (“Angel”), the developer of the Midnight Club and Smuggler’s Run franchises. The purchase price consisted of 235,679 shares of restricted common stock (valued at $6,557), $28,500 in cash and $5,931 (net of $801 of royalties payable to Angel) of prepaid royalties previously advanced to Angel. In connection with the acquisition, we recorded identifiable intangibles of $4,720, comprised of intellectual property of $2,810, technology of $1,600 and non-competition agreements of $310, and goodwill of $37,425 on a preliminary basis.

In August 2002, we acquired all of the outstanding capital stock of Barking Dog Studios Ltd. (“Barking Dog”), a Canadian-based development studio. The purchase price consisted of 242,450 shares of restricted common stock (valued at $3,801), $3,000 in cash, $825 of prepaid royalties previously advanced to Barking Dog and assumed net liabilities of $70. In connection with the acquisition, we recorded identifiable intangibles of $2,200, comprised of non-competition agreements of $2,000 and intellectual property of $200, and goodwill of $6,372 on a preliminary basis.

The acquisitions have been accounted for as purchase transactions in accordance with SFAS 141 and, accordingly, the results of operations and financial position of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. The pro forma results of operations and related per share information for the current and prior fiscal periods have not been presented as the impact is not material.

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

Revenue Recognition

Our principal sources of revenues are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software titles or software titles licensed from third parties. Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. Publishing activities generally generate significantly higher margins than distribution activities, with sales of PC software titles resulting in higher margins than sales of products designed for video game consoles.

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

The following table sets forth for the periods indicated changes in total prepaid royalties:

	Fiscal 2003	Fiscal 2002

Balance at November 1	$25,926	$32,989
Additions	3,457	7,737
Amortization	(1,344)	(9,655)
Reclassification	(6,932)	1,419
Write down	(6,649)	(2,152)
Foreign exchange	17	(517)

Balance at January 31	14,475	29,821
Additions	10,114	8,349
Amortization	(4,843)	(3,060)
Write down	—	(3,433)
Foreign exchange	3	125

Balance at April 30	19,749	31,802
Additions	7,121	6,126
Amortization	(2,635)	(3,329)
Reclassification	(319)	—
Write down	—	(3,762)
Foreign exchange	(158)	225

Balance at July 31	23,758	31,062
Less current balance	15,576	18,100

Non-current balance	$8,182	$12,962

The reclassification in the three months ended January 31, 2003 principally reflects the transfer of prepaid royalties paid to Angel prior to its acquisition by us as a component of the purchase price of Angel. The reclassification in the three months ended July 31, 2003 principally reflects the transfer of prepaid royalties paid to Frog City prior to its acquisition by us as a component of the purchase price of Frog City.

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

The following table sets forth for the periods indicated changes in capitalized software development costs:

	Fiscal 2003	Fiscal 2002

Balance at November 1	$10,385	$9,739
Additions	3,444	1,484
Amortization	(3,288)	(2,955)
Reclassification	—	(1,419)
Write down	(63)	—
Foreign exchange	150	(114)

Balance at January 31	10,628	6,735
Additions	4,390	2,524
Amortization	(3,365)	(919)
Write down	—	(19)
Foreign exchange	127	133

Balance at April 30	11,780	8,454
Additions	3,937	3,165
Amortization	(1,842)	(2,125)
Foreign exchange	111	500

Balance at July 31	$13,986	$9,994

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations, and sets forth net sales by territory, sales mix, platform and principal products:

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002

Operating data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales
Product costs	52.5	51.1	50.8	52.8
Royalties	6.7	10.0	8.8	9.4
Software development costs	1.2	1.7	1.1	1.0
Total cost of sales	60.4	62.8	60.7	63.2
Selling and marketing	12.9	13.0	10.1	10.1
General and administrative	12.5	14.2	8.9	9.6
Research and development	4.5	1.5	2.3	1.3
Depreciation and amortization	1.9	2.1	1.8	1.1
Interest (income) expense, net	(0.4)	(0.2)	(0.2)	0.1
Provision for income taxes	3.4	2.8	6.7	5.7
Net income	4.9	3.9	9.7	8.6

Net Sales by Territory:
North America	75.3%	79.5%	72.3%	78.3%
International	24.7	20.5	27.7	21.7

Net Sales Mix:
Publishing	59.7%	70.3%	69.2%	71.5%
Distribution	40.3	29.7	30.8	28.5

Platform Mix (publishing):
Console	59.2%	60.1%	87.5%	87.3%
PC	39.6	37.1	11.1	11.0
Accessories and hand-held	1.2	2.8	1.4	1.7

Principal Products:
Grand Theft Auto: Vice City, PS2 (released October – November 2002)	9.5%	—%	43.7%	—%
Grand Theft Auto: Vice City, PC (released May 2003)	17.6	––	3.6	—
Midnight Club 2, PS2 (released April 2003)	7.6	—	5.1	—
Midnight Club, PS2 (released October 2000)	0.9	3.9	0.8	0.9
Grand Theft Auto 3, PS2 (released October 2001)	3.1	29.7	2.0	37.2
Grand Theft Auto 3, PC (released May 2002)	0.3	17.5	0.5	3.7
State of Emergency, PS2 (released February 2002)	—	—	—	6.1
Max Payne, PS2 (released December 2001)	1.2	3.2	1.1	8.7
Max Payne, Xbox (released December 2001)	0.4	1.6	—	4.0
Ten largest titles	51.7	62.3	60.9	63.5

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Three Months Ended July 31, 2003 and 2002

Net Sales. Net sales increased by $33,126, or 27.1%, to $155,587 for the three months ended July 31, 2003 from $122,461 for the three months ended July 31, 2002. The increase was primarily attributable to higher distribution revenues during the period, as well as increased publishing revenues.

Publishing revenues increased by $6,817, or 7.9%, to $92,938 for the three months ended July 31, 2003 from $86,121 for the three months ended July 31, 2002, on higher revenues from international publishing operations partly offset by lower domestic publishing revenues. Publishing revenues represented 59.7% and 70.3% of net sales for the three months ended July 31, 2003 and 2002, respectively.

Products designed for video game console platforms accounted for 59.2% of publishing revenues as compared to 60.1% for the comparable period last year. Products designed for PC platforms accounted for 39.6% of publishing revenues as compared to 37.1% for the prior comparable period. These changes resulted from the higher number of releases of PC titles and higher unit sales of these products in the current quarter.

Distribution revenues increased by $26,309, or 72.4%, to $62,649 for the three months ended July 31, 2003 from $36,340 for the three months ended July 31, 2002. The increase was primarily attributable to increased sales of third-party titles and reflected our increasing market share for budget titles in North American retail channels. Distribution revenues represented 40.3% and 29.7% of net sales for the three months ended July 31, 2003 and 2002, respectively.

International operations accounted for approximately $38,414, or 24.7% of net sales for the three months ended July 31, 2003 compared to $25,093 or 20.5% of net sales for the three months ended July 31, 2002. The increases were primarily attributable to expanded publishing operations in Europe, which benefited from the continued strong sales of the Grand Theft Auto and Midnight Club titles, higher catalog sales and significantly higher average foreign exchange rates.

Cost of Sales. Total cost of sales increased by $16,981, or 22.1%, to $93,918 for the three months ended July 31, 2003 from $76,937 for the three months ended July 31, 2002. Cost of sales as a percentage of net sales decreased to 60.4% from 62.8% for the comparable quarter in the prior year.

Product costs increased $19,075, or 30.5%, to $81,642 for the three months ended July 31, 2003 from $62,567 for the prior comparable quarter, and increased as a percentage of net sales to 52.5% from 51.1%. The increases principally reflect the shift to the higher cost distribution operations, partly offset by favorable product pricing from distribution suppliers and shift in platform mix to lower cost PC titles. Product costs for the three months ended July 31, 2002 include $2,248 of Ubi Soft litigation settlement costs.

Royalties decreased $1,811, or 14.8%, to $10,434 for the three months ended July 31, 2003 from $12,245 for the prior comparable quarter, and decreased as a percentage of net sales to 6.7% from 10.0%. The decreases were due to the absence of write downs of prepaid royalties related to products in development this period, lower external royalty payments and lower amortization of prepaid royalties during the current quarter, reflecting the sales of fewer third party titles (Max Payne and Midnight Club, which were previously third-party titles, were acquired by us in May 2002 and November 2002, respectively). The decreases were partly offset by royalty expense under a royalty program for certain of our internal development personnel.

Software development costs decreased $283, or 13.3% to $1,842 for the three months ended July 31, 2003 from $2,125 for the three months ended July 31, 2002, and decreased as a percentage of sales for the three months ended July 31, 2003 to 1.2% from 1.7% for the comparable period in 2002. The decreases were due to lower amortization in the current period, as a smaller percentage of net sales for the current quarter was generated from internally developed products that had unamortized capitalized software cost attributable to the products.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Selling and Marketing. Selling and marketing expenses increased by $4,101, or 25.8%, to $20,013 for the three months ended July 31, 2003 from $15,912 for the three months ended July 31, 2002. The increase was attributable to increased levels of advertising and promotional support for existing and new titles as well as higher personnel expenses. Selling and marketing expenses as a percentage of net sales remained relatively constant at about 13.0% for both periods.

General and Administrative. General and administrative expenses increased by $1,982 , or 11.4%, to $19,372 for the three months ended July 31, 2003 from $17,390 for the three months ended July 31, 2002, but decreased as a percentage of net sales to 12.5% from 14.2%. The increase in absolute dollars was primarily attributable to increased personnel expenses (including the issuance of restricted stock and severance payments), partly offset by lower professional fees, including the reimbursement of $300 of legal fees from insurance proceeds during this quarter relating to costs recorded in the prior year, and a $473 reversal principally related to the settlement of lease termination costs recorded for the consolidation of distribution facilities in the three months ended January 31, 2003. The three months ended July 31, 2002 included costs related to the settlement of the Ubi Soft litigation, legal and professional fees incurred in connection with legal proceedings and regulatory matters and expenses related to the relocation of the Company’s principal executive offices.

Research and Development. Research and development costs increased by $5,231, or 288.7%, to $7,043 for the three months ended July 31, 2003 from $1,812 for the three months ended July 31, 2002, principally due to the recent acquisitions of development studios and increased personnel costs. Research and development costs as a percentage of net sales increased to 4.5% for the three months ended July 31, 2003 from 1.5% for the three months ended July 31, 2002.

Depreciation and Amortization. Depreciation and amortization expense increased $389, or 15.3%, to $2,930 for the three months ended July 31, 2003 from $2,541 for the prior comparable period. The increase reflects higher amortization of intangible assets as a result of acquisitions and higher depreciation related to the implementation of accounting software systems. Depreciation and amortization expenses as a percentage of net sales decreased to 1.9% for the three months ended July 31, 2003 from 2.1% for the three months ended July 31, 2002.

Income from Operations. Income from operations increased by $4,442, or 56.4%, to $12,311 for the three months ended July 31, 2003 from $7,869 for the three months ended July 31, 2002, due to the changes referred to above.

Interest (Income) Expense, net. Interest income increased by $326, or 109.0% for the three months ended July 31, 2003 from $299 for the prior comparable period, reflecting increased invested cash.

Provision for Income Taxes. Income tax expense was $5,287 for the three months ended July 31, 2003 as compared to $3,402 for the three months ended July 31, 2002. The increase was primarily attributable to increased taxable income. The effective tax rate was 40.9% for the three months ended July 31, 2003, as compared to an effective tax rate of 41.7% for the 2002 quarter. The effective income tax rate differs from the statutory rate as a result of non-deductible expenses and the mix of foreign and domestic taxes as applied to the income.

Net Income. Net income increased $2,883, or 60.5%, to $7,649 for the three months ended July 31, 2003 from $4,766 for the three months ended July 31, 2002, due to the changes referred to above.

Diluted Net Income per Share. Diluted net income per share increased $0.06, or 50.0%, to $0.18 for the three months ended July 31, 2003 from $0.12 for the three months ended July 31, 2002, as the increase in net income was partly offset by the higher weighted average shares outstanding. The increase in weighted shares outstanding resulted from the issuance of shares underlying stock options, restricted stock and acquisitions.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Nine Months Ended July 31, 2003 and 2002

Net Sales. Net sales increased by $182,877, or 31.8%, to $758,594 for the nine months ended July 31, 2003 from $575,717 for the nine months ended July 31, 2002. The increase was attributable to growth in publishing and distribution operations.

Publishing revenues increased by $113,198, or 27.5%, to $525,065 for the nine months ended July 31, 2003 from $411,867 for the nine months ended July 31, 2002. The increase was primarily attributable to sales of Grand Theft Auto: Vice City for PlayStation 2, which was released in October 2002 in North America and in November 2002 internationally. Publishing revenues represented 69.2% and 71.5% of net sales for the nine months ended July 31, 2003 and 2002, respectively.

Products designed for video game console platforms accounted for 87.5% of publishing revenues as compared to 87.3% for the comparable period last year. Products designed for PC platforms accounted for 11.1% of publishing revenues as compared to 11.0% for the prior comparable period.

Distribution revenues increased by $69,679, or 42.5%, to $233,529 for the nine months ended July 31, 2003 from $163,850 for the nine months ended July 31, 2002. The increase was primarily attributable to increased sales of third-party titles and reflected our increasing market share for budget titles in North American retail channels. Distribution revenues represented 30.8% and 28.5% of net sales for the nine months ended July 31, 2003 and 2002, respectively.

International operations accounted for approximately $210,016, or 27.7% of net sales for the nine months ended July 31, 2003 compared to $124,865, or 21.7% of net sales for the nine months ended July 31, 2002. The increases were primarily attributable to expanded publishing operations in Europe, which benefited from the November 2002 release of Grand Theft Auto: Vice City for PlayStation 2, and significantly higher average foreign exchange rates.

Cost of Sales. Total cost of sales increased by $96,532, or 26.5%, to $460,324 for the nine months ended July 31, 2003 from $363,792 for the nine months ended July 31, 2002. Cost of sales as a percentage of net sales decreased to 60.7% for the nine months ended July 31, 2003 from 63.2% for the prior comparable period.

Product costs increased $81,104, or 26.7%, to $384,984 for the nine months ended July 31, 2003 from $303,880 for the prior comparable quarter, but decreased as a percentage of net sales to 50.8% from 52.8%. The decrease in cost of sales as a percentage of net sales was due to lower product pricing from distribution suppliers and lower manufacturing costs (principally attributable to volume purchase discounts and rebates). The decrease was partly offset by a charge of $7,892 relating to the impairment of intangibles related to certain products in development, including Duke Nukem Forever and its sequel. The impairment was based on continued product development delays and our assessment of current market acceptance and projected cash flows for these products. Product costs for the 2002 period include $3,064 of Ubi Soft litigation settlement costs.

Royalties increased $12,888, or 23.9%, to $66,782 for the nine months ended July 31, 2003 from $53,894 for the prior comparable period but decreased as a percentage of net sales to 8.8% from 9.4%. The increase in absolute dollars was primarily due to significant royalty expense under a royalty program for certain of our internal development personnel partly offset by lower amortization of prepaid royalties and lower royalties to third-parties. Our royalty program may continue to be a significant expense in future periods.

Software development costs increased $2,540, or 42.2% to $8,558 for the nine months ended July 31, 2003 from $6,018 for the nine months ended July 31, 2002 and remained relatively constant as a percentage of sales at 1.0%. The increase in absolute dollars was due to the release of a greater number of internally developed titles during this period resulting in higher amortization in the current period.

In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Selling and Marketing. Selling and marketing expenses increased by $18,499, or 31.7%, to $76,928 for the nine months ended July 31, 2003 from $58,429 for the nine months ended July 31, 2002. The increase was attributable to increased levels of advertising and promotional support for existing and new titles as well as higher personnel expenses. Selling and marketing expenses as a percentage of net sales for the nine months ended July 31, 2003 and for the nine months ended July 31, 2002 remained constant at 10.1%.

General and Administrative. General and administrative expenses increased by $12,390, or 22.4%, to $67,701 for the nine months ended July 31, 2003 from $55,311 for the nine months ended July 31, 2002, but decreased as a percentage of net sales to 8.9% from 9.6%. The increase in absolute dollars was attributable to costs associated with the consolidation of our distribution operations, as well as increased personnel expenses (including bonuses, severance payments and the issuance of restricted stock), higher rent and bad debt expenses, partly offset by lower professional fees, including the reimbursement of $1,100 of legal fees from insurance proceeds this year relating to costs recorded in the prior year and costs related to the settlement of the Ubi Soft litigation in the prior year. The current year’s net consolidation charge of $7,028 consisted of: lease termination costs, representing the fair value of remaining lease payments, net of estimated sublease rent; disposition of fixed assets, representing the net book value of fixed assets and leasehold improvements; and other exit costs. Bad debt expense increased as a result of customer bankruptcies during the current year.

Research and Development. Research and development costs increased by $9,716, or 126.1%, to $17,419 for the nine months ended July 31, 2003 from $7,703 for the nine months ended July 31, 2002, principally due to the recent acquisitions of development studios and increased personnel costs. Research and development costs as a percentage of net sales increased to 2.3% for the nine months ended July 31, 2003 from 1.3% for the nine months ended July 31, 2002.

Depreciation and Amortization. Depreciation and amortization expense increased $7,075, or 107.0%, to $13,689 for the nine months ended July 31, 2003 from $6,614 for the prior comparable period. The increase includes $4,407 related to the impairment of a customer list from a previous acquisition as a result of the consolidation of our distribution operations, higher amortization of intangible assets as a result of acquisitions and higher depreciation related to the implementation of accounting software systems. Depreciation and amortization expenses as a percentage of net sales increased to 1.8% for the nine months ended July 31, 2003 from 1.1% for the nine months ended July 31, 2002.

Income from Operations. Income from operations increased by $38,665, or 46.1%, to $122,533 for the nine months ended July 31, 2003 from $83,868 for the nine months ended July 31, 2002, due to the changes referred to above.

Interest (Income) Expense, net. Interest income of $1,713 during the nine months ended July 31, 2003 was attributable to interest earned on the invested cash. Interest expense of $728 for the nine months ended July 31, 2002 reflected borrowings from our credit facilities, which were repaid in early fiscal 2002.

Class Action Settlement Costs. During the three months ended July 31, 2002, we recorded $1,468 of class action settlement costs, which represents a settlement of $7,500 and related legal fees, net of $6,145 of insurance proceeds.

Provision for Income Taxes. Income tax expense was $50,935 for the nine months ended July 31, 2003 as compared to $32,599 for the nine months ended July 31, 2002. The increase was primarily attributable to increased taxable income. The effective tax rate was 41.0% for the nine months ended July 31, 2003, as compared to an effective tax rate of 39.8% for the 2002 period. The effective income tax rate differs from the statutory rate as a result of non-deductible expenses and the mix of foreign and domestic taxes as applied to the income.

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

Net Income. Net income increased $24,118, or 49.0%, to $73,350 for the nine months ended July 31, 2003 from $49,232 for the nine months ended July 31, 2002, due to the changes referred to above.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Diluted Net Income per Share. Diluted net income per share increased $0.46, or 36.5%, to $1.72 for the nine months ended July 31, 2003 from $1.26 for the nine months ended July 31, 2002, as the increase in net income was partly offset by the higher weighted average shares outstanding. The increase in weighted shares outstanding resulted from the issuance of shares underlying stock options and to the acquisitions of the Max Payne intellectual property and the development studios.

Liquidity and Capital Resources

Our primary cash requirements have been and will continue to be to fund developing, manufacturing, publishing and distributing our and third-party products. We have historically satisfied our working capital requirements primarily through cash flow from operations, the issuance of debt and equity securities and bank borrowings. At July 31, 2003, we had working capital of $298,805 as compared to working capital of $197,453 at October 31, 2002.

Cash and cash equivalents increased $117,490 to $225,859 at July 31, 2003, from $108,369 at October 31, 2002. The increase is primarily attributable to $124,508 of cash provided by operating activities and $30,061 provided by financing activities, partly offset by $39,701 used in investing activities.

Cash provided by operating activities for the nine months ended July 31, 2003 was $124,508, as compared to $118,818 for the nine months ended July 31, 2002, as the increase in net income, higher non-cash adjustments and increased tax benefit from stock options were partly offset by a lower benefit from changes in operating assets and liabilities. We anticipate negative cash from operating activities in the quarter ending October 31, 2003 due to the timing of product releases.

Net cash used in investing activities for the nine months ended July 31, 2003 was $39,701 as compared to net cash used in investing activities of $13,071 for the nine months ended July 31, 2002. The increase is primarily attributable to the acquisition of Angel in the current period and the lower proceeds from sale of investments.

Net cash provided by financing activities for the nine months ended July 31, 2003 was $30,061, as compared to net cash used in financing activities of $43,304 for the nine months ended July 31, 2002. The change was primarily attributable to the absence of repayment of indebtedness during the current period and higher proceeds from the exercise of stock options.

In December 1999, we entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on our consolidated leverage ratio (as defined). We are required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by our accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of our domestic subsidiaries. Available borrowings under the agreement are reduced by the amount of outstanding letters of credit, which were $5,546 at July 31, 2003. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of July 31, 2003, we were in compliance with such covenants. The loan agreement limits or prohibits us from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. We had no outstanding borrowings under the revolving line of credit as of July 31, 2003.

In February 2001, our United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $21,090. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by us. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2004. We had no outstanding guarantees or borrowings under this facility as of July 31, 2003.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

For the nine months ended July 31, 2003 and 2002, we received proceeds of $30,341 and $11,346, respectively, relating to the exercise of stock options and warrants.

Our accounts receivable, less an allowance for doubtful accounts, returns and sales allowances at July 31, 2003 was $65,996. Of such receivables, each of four retail customers accounted for more than 10% of the receivable balance (62.4% in aggregate) at July 31, 2003. Most of our receivables are covered by insurance, with certain limits and deductibles, in the event of a customer’s bankruptcy or insolvency. Generally, we have been able to collect our receivables in the ordinary course of business. We do not hold any collateral to secure payment from customers. As a result, we are subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due and such accounts are not covered by insurance, we could be required to increase our allowance for doubtful accounts, which could adversely affect our liquidity and working capital position.

Our allowance for doubtful accounts, returns and sales allowances increased during the nine months ended July 31, 2003 as a result of additional price protection for our published products and included additional bad debt expense, net of deductibles and insurance proceeds, related to the bankruptcy of two customers, the losses from which were not entirely covered by insurance. We had accounts receivable days outstanding of 38 days for the three months ended July 31, 2003, as compared to 48 days for the three months ended July 31, 2002.

In September 2002, we relocated our principal executive offices to 622 Broadway, New York, New York. We have recently leased additional space at 622 Broadway to accommodate our expanded operations. We estimate that as of July 31, 2003 we will incur an additional $3,000 in capital expenditures for continuing renovations and leasehold improvements for this space. In connection with signing a ten year lease, we provided a standby letter of credit of $1,560, expiring December 31, 2003. As a result of the relocation, during the nine months ended July 31, 2003, we recorded expenses of $363 related to lease costs with regard to our former executive offices. In addition, we expect to spend an additional $670 in connection with the implementation of accounting software systems for our international operations. As of the date of this report, we have no other material commitments for capital expenditures.

Our Board of Directors authorized a stock repurchase program under which we may repurchase up to $25,000 of our common stock from time to time in the open market or in privately negotiated transactions. We have not repurchased any shares under this program.

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

We have entered into distribution agreements under which we purchase various software games. These agreements, which expire between October 1, 2003 and February 1, 2005, require remaining aggregate minimum guaranteed payments of $7,888 at July 31, 2003. These agreements are collateralized by standby letters of credit of $3,986 at July 31, 2003. Additionally, assuming performance by third-party developers, we have outstanding commitments under various software development agreements to pay developers an aggregate of $16,917 over the twelve months ending July 31, 2004.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

In connection with our acquisition of the publishing rights to the Duke Nukem franchise for PC and video games in December 2000, we are contingently obligated to pay $6,000 in cash upon delivery of the final version of Duke Nukem Forever for the PC. In addition, in connection with our acquisition of the Max Payne product franchise in May 2002, we are contingently obligated to make aggregate payments of up to $8,000 in cash upon the timely delivery of the final version of Max Payne 2 for the PC and the achievement of certain sales targets for the PC and console versions of the title. In May 2003, we agreed to make further payments of up to $6,000 in cash upon the timely commercial release of console versions of Max Payne 2 and the achievement of certain additional sales targets. We also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s future profits. The payables will be recorded when the contingencies are resolved.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. For the nine months ended July 31, 2003 and 2002, sales in international markets accounted for approximately 27.7% and 21.7%, respectively, of our net sales. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the transition provisions of FASB No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. We do not currently intend to change our accounting to the fair value method. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, “Interim Financial Reporting” (“APB 28”) to require disclosures about such effects in interim financial information. The amendments to FASB 123 are effective for years ending after December 15, 2002. The disclosures required by the amendments to APB 28 for interim disclosure of pro forma results are contained in this Report.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 in the first quarter of fiscal 2003 did not have a material impact on our financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual return or both. FIN 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. FIN 46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on July 1, 2003. The adoption of FIN 46 in the third quarter of fiscal 2003 did not have a material impact on our financial condition or results of operations (see Note 4.).

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial condition or results of operations.

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with SFAS 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.   We do not expect the provisions of this pronouncement to have a material impact on our financial condition.

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

A significant portion of our revenues is derived from a limited number of titles. For the nine months ended July 31, 2003, our ten best selling titles accounted for approximately 60.9% of our revenues, with Grand Theft Auto: Vice City for PlayStation 2 accounting for 43.7% of our revenues, Midnight Club 2 for PlayStation 2 accounting for 5.1% of our revenues and Grand Theft Auto: Vice City for PC accounting for 3.6% of our revenues. Our ten best selling titles accounted for approximately 63.5% of our revenues for the nine months ended July 31, 2002. For this period, Grand Theft Auto 3 for PlayStation 2 accounted for 37.2% of our revenues and Max Payne for PlayStation 2 accounted for 8.7% of our revenues. Our ten best selling titles accounted for approximately 59.9% of our revenues for the fiscal year ended October 31, 2002. Our future titles may not be commercially viable. If we fail to continue to develop and sell new, commercially successful titles, our revenues and profits may decrease substantially and we may incur losses.

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

A limited number of customers may account for a significant portion of our sales. Sales to our five largest customers accounted for approximately 40.3% and 31.7%, respectively, of our revenues for the nine months ended July 31, 2003 and 2002. Sales to our five largest customers accounted for approximately 31.4% of our revenues for the fiscal year ended October 31, 2002. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments. Our customers may terminate their relationship with us at any time. The loss of our relationships with principal customers or a decline in sales to principal customers could harm our operating results. Bankruptcies or consolidations of certain large retail customers could also seriously hurt our business.

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

Several proposals have been made for federal legislation to regulate the interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, television and music containing violence or sexually explicit material, and the Federal Trade Commission has adopted rules with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of interactive entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas (including legislation prohibiting the sale of certain “M” rated video games to minors) and by engaging in public demonstrations and media campaigns. Retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our “M” rated products, and adversely affect our operating results. If any groups (including international and domestic political and regulatory bodies) were to target our “M” rated titles, we might be required to significantly change or discontinue a particular title, which in the case of our best selling titles could seriously hurt our business. Although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have been unsuccessful, such lawsuits may be threatened or asserted against us.

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

We depend on third-party software developers and our internal development studios to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles is long, typically ranging from twelve to twenty-four months. After development of a product, it may take between nine to twelve additional months to develop the product for other hardware platforms. If developers experience financial difficulties, additional costs or unanticipated development delays, we will not be able to release titles according to our schedule.

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

We are subject to risks and uncertainties of international trade. Sales in international markets, primarily in the United Kingdom and other countries in Europe, have accounted for a significant portion of our revenues. Sales in international markets accounted for approximately 27.7% and 21.7%, respectively, of our revenues for the nine months ended July 31, 2003 and 2002. Such sales accounted for 20.1% of our revenues for the fiscal year ended October 31, 2002. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies.

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

Historically, fluctuations in interest rates have not had a significant impact on our operating results. At July 31, 2003, we had no outstanding variable rate indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter. Translation adjustments are included as a separate component of stockholders’ equity. For the nine months ended July 31, 2003, our foreign currency translation adjustment gain was $3,525. Foreign exchange transaction gain for the nine months ended July 31, 2003 was $88. A hypothetical 10% change in applicable currency exchange rates at July 31, 2003 would result in a material translation adjustment.

Item 4. Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended July 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. In addition, during the quarter ended July 31, 2003, there were no significant changes in our internal controls or in other factors that could significantly affect these controls.

Back to Contents

PART II. OTHER INFORMATION

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

Item 2. Changes in Securities

During the three months ended July 31, 2003, the Company issued 100,000 shares of restricted common stock to five employees under the Company’s Incentive Stock Plan.

In connection with the above securities issuances, the Company relied on Section 4(2) promulgated under the Securities Act of 1933, as amended, as offerings to a limited number of persons.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	10.1	Incentive Stock Plan adopted by the Board of Directors on June 12, 2003.

	31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

     On May 29, 2003, the Company furnished a Current Report on Form 8-K to report the Press Release dated May 29, 2003 relating to the Company’s financial results for the second fiscal quarter ended April 30, 2003. (Items 7, 9 and 12)

Back to Contents

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Registrant)

Date: September 12, 2003	By:	/s/ Jeffrey C. Lapin
Jeffrey C. Lapin
Chief Executive Officer
(Principal Executive Officer)

Date: September 12, 2003	By:	/s/ Karl H. Winters
Karl H. Winters
Chief Financial Officer
(Principal Financial Officer)