Form 10-K
period 2003-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2004-02-12
CIK 946581

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

       |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the fiscal year ended October 31, 2003

                                       OR

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                        For the transition period from to

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


       Registrant's telephone number, including area code: (646) 536-2842

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes |X| No |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $910,000,000.

As of January 30, 2004, there were 44,578,611 shares of the Registrant's common stock outstanding.

                      Documents Incorporated by Reference:
                Proxy Statement Relating to 2004 Annual Meeting
                          (Incorporated into Part III)

                                      INDEX

                                                                           PAGE
                                                                           ----

                                     PART I.

Item 1.    Business                                                            3

Item 2.    Properties                                                         11

Item 3.    Legal Proceedings                                                  12

Item 4.    Submission of Matters to a Vote of Security Holders                12

                                    PART II.

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters                                              13

Item 6.    Selected Financial Data                                            14

Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        15

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk         38

Item 8.    Financial Statements and Supplementary Data                        38

Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                             38

Item 9A.   Controls and Procedures                                            38

                                    PART III.

Item 10.   Directors and Executive Officers of the Registrant                 39

Item 11.   Executive Compensation                                             39

Item 12.   Security Ownership of Certain Beneficial Owners and Management     39

Item 13.   Certain Relationships and Related Transactions                     39

Item 14.   Principal Accountant Fees and Services                             39

                                    PART IV.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K    40

           Index to Financial Statements                                      43

           Signatures                                                         87

                                     PART I


Item 1. Business

    We restated our previously issued financial statements for the fiscal years ended October 31, 1999, 2000, 2001 and 2002, the interim quarters of 2002 and the first three quarters of 2003. All financial data in this report reflects the effects of the restatement. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 19 to Consolidated Financial Statements for details relating to the restatement.

General

    We are a leading global publisher of interactive software games designed for personal computers, video game consoles and handheld platforms manufactured by Sony, Microsoft and Nintendo. Our business has grown rapidly, with net sales increasing from $795 million in fiscal 2002 to $1 billion in fiscal 2003, and with net income increasing from $72 million to $98 million for these periods.

    Our Rockstar Games(R) publishing label continues to successfully create new, proprietary brands, as well as sequels to existing brands, with broad consumer appeal. Rockstar recently released Max Payne 2: The Fall of Max Payne, the sequel to the hit franchise Max Payne(R) that debuted in 2001, for the PC, Sony's PlayStation(R) 2 and Microsoft's Xbox; a Grand Theft Auto(R) Double Pack (consisting of Grand Theft Auto 3 and Grand Theft Auto: Vice City) for the PlayStation 2 and Xbox; Manhunt for the PlayStation 2; and Max Payne for the Game Boy(R) Advance. Rockstar plans to release a sequel to its most popular franchise, Grand Theft Auto, as well as new brands, Red Dead Revolver and The Warriors, a game based on the Paramount Pictures' classic 1979 gang drama, in fiscal 2004.

    We also recently released Conflict: Desert Storm II: Back to Baghdad and Starsky & Hutch for the PC, PlayStation 2 and Xbox; Ford Racing 2 for the PlayStation 2 and Xbox; and MTV's Celebrity Deathmatch for the PlayStation 2, PlayStation, Xbox and PC. Our Gathering publishing label released Space Colony, Hidden & Dangerous 2, Railroad Tycoon 3 for the PC and Mafia for the PlayStation 2, and intends to release Mafia for Xbox in March 2004. We also launched the PlayStation 2 Greatest Hits and Xbox Platinum Hits versions of Conflict: Desert Storm, bringing our catalog of Greatest Hits products for the PlayStation 2 to six titles and our catalog of Microsoft's Platinum Hits to two titles.

    We distribute our products as well as third-party products, hardware and accessories to retail outlets in North America through our Jack of All Games subsidiary. Our customers in North America include Wal-Mart, Best Buy, Electronics Boutique, Target, GameStop, Toys "R" Us, Blockbuster and Circuit City, and other leading national and regional drug store, supermarket and discount store chains and specialty retailers. We also have sales, marketing and publishing operations in the United Kingdom, France, Germany, Holland, Austria, Italy, Australia, New Zealand and Canada.

    In December 2003, we completed the acquisition of TDK Mediactive, Inc., a California based publisher of video games based on popular licensed properties, including The Haunted Mansion, Pirates of the Caribbean, Robotech, The Muppets, Corvette and Star Trek.

    We were incorporated under the laws of the State of Delaware in 1993. Our Internet address is www.take2games.com. We make available free of charge on our website our periodic reports filed under applicable law as soon as reasonably practicable after we file such material. The information on our website is not part of this report.

The Industry

    Expanding gamer demographics has driven demand for interactive entertainment software in recent years. Video games have increasingly become a mainstream entertainment choice for a maturing, technologically sophisticated audience. According to the Entertainment Software Association, the average age of Americans who play video and PC games is 29, with an estimated 60% of all Americans, or approximately 145 million people, playing video games on a regular basis.

     According to NPDFunworld, sales of video game hardware and software and PC games reached $11.2 billion in the United States in 2003. Strong demand for interactive software games is expected to continue as a result of increasing penetration of video game console platforms. Video game hardware manufacturers offer platforms with more powerful and realistic graphics, backwards compatibility (the ability to play the platforms' previous generation of games), broadband connectivity and media convergence features. Sony has announced plans to release two new game systems: the PSP, a handheld game platform expected to be launched in North America in fall 2004; and the PSX, an entertainment system incorporating a hard disk drive, a DVD recorder to record movies and television programs, a high speed internet connection and a PlayStation 2 game machine. The PSX was released in Japan in December 2003 and is expected to be launched in North America in 2004.

    We have pursued a growth strategy by capitalizing on the widespread market acceptance of video game consoles and the growing popularity of innovative gaming experiences that appeal to more mature audiences. We have devoted our principal efforts and resources toward developing cutting edge proprietary intellectual properties; establishing well-known product franchises with significant potential for sequels; building leading development studios with multi-platform development capabilities; and focusing our creative efforts on delivering games that are attractive to a broad demographic. Our Jack of All Games distribution subsidiary continues to capitalize on the growing installed base of hardware and the proliferation of software titles and outlets to purchase software. We believe that the combination of these factors positions us for future growth as the interactive entertainment industry continues to expand and evolve.

Publishing

    We have consolidated our publishing operations into the following three labels: Rockstar Games, Gathering and Global Star. Rockstar will continue to focus on the creation of premium priced, groundbreaking entertainment. Our Gathering label, which has historically focused on PC titles, will publish all mid-priced and non-Rockstar premium priced products on the PC, console and handheld platforms. Global Star will publish PC, console and handheld titles that retail for $19.99 and below. Our Gotham Games label has been phased out. Gotham's and TDK's product portfolios will be published by either Gathering or Global Star depending on price point.

    Since November 2002, we have released the following titles:

---------------------------------------------------------------------------------------------------------
Title                                                        Platform          Release Date     Label
---------------------------------------------------------------------------------------------------------
Mafia                                                        PS2               January 2004     Gathering
---------------------------------------------------------------------------------------------------------
Max Payne 2: The Fall of Max Payne                           PC; Xbox; PS2     October,         Rockstar
                                                                               November,
                                                                               December 2003
---------------------------------------------------------------------------------------------------------
Manhunt                                                      PS2               November 2003    Rockstar
---------------------------------------------------------------------------------------------------------
Grand Theft Auto Double Pack                                 PS2; Xbox         October,         Rockstar
                                                                               November 2003
---------------------------------------------------------------------------------------------------------
MTV's Celebrity Deathmatch                                   PC; PS2; Xbox;    October 2003     Gotham
                                                             PS1
---------------------------------------------------------------------------------------------------------
Conflict: Desert Storm II: Back to Baghdad                   PS2; Xbox; PC     October 2003     Gotham
---------------------------------------------------------------------------------------------------------
Starsky & Hutch                                              PS2; Xbox; PC     September 2003   Gotham
---------------------------------------------------------------------------------------------------------
Space Colony                                                 PC                October 2003     Gathering
---------------------------------------------------------------------------------------------------------
Hidden & Dangerous 2                                         PC                October 2003     Gathering
---------------------------------------------------------------------------------------------------------
Railroad Tycoon 3                                            PC                October 2003     Gathering
---------------------------------------------------------------------------------------------------------
Piglet's Big Game                                            PS2,              March 2003       Gotham
                                                             GameCube
---------------------------------------------------------------------------------------------------------
Vietcong                                                     PC                March 2003       Gathering
---------------------------------------------------------------------------------------------------------
The Great Escape                                             PS2; Xbox; PC     July 2003        Gotham
---------------------------------------------------------------------------------------------------------
Midnight Club 2                                              PS2; Xbox; PC     April, June,     Rockstar
                                                                               July 2003
---------------------------------------------------------------------------------------------------------
State of Emergency                                           Xbox              March 2003       Rockstar
---------------------------------------------------------------------------------------------------------
Tropico 2: Pirate Cove                                       PC                April 2003       Gathering
---------------------------------------------------------------------------------------------------------
Grand Theft Auto: Vice City                                  PS2, PC           October, Nov.    Rockstar
                                                                               2002; May 2003
---------------------------------------------------------------------------------------------------------

    Going forward in fiscal 2004, Rockstar plans to release Red Dead Revolver, a western-themed shooter from Rockstar San Diego, the developer of Midnight Club and Smuggler's Run, for the PlayStation 2 and Xbox. Rockstar also expects to release The Warriors, a new title based on the Paramount Pictures film, and the next installment in the Grand Theft Auto franchise. Rockstar anticipates the release of Grand Theft Auto: Vice City for PlayStation 2 and PC in Japan under a license agreement with Capcom Co. Ltd. Rockstar previously released Grand Theft Auto 3 for PlayStation 2 and PC in Japan under this agreement, which was one of the most successful debuts of a Western title in Japan.

    Gathering's lineup includes Vietcong: Fist Alpha, an add-on to the popular Vietcong, and Vietcong: Purple Haze, which will include Vietcong and Fist Alpha together; Destruction Derby Arenas on PlayStation 2, the next generation installment of the successful PlayStation franchise, Destruction Derby, complete with online capabilities; a sequel to the Hidden & Dangerous franchise; and several new titles under Gathering's distribution arrangement with Destineer Publishing. Titles planned for release under the Gathering label from TDK's portfolio include Robotech and Spy vs Spy.

    Global Star is focusing on building value-priced game franchises primarily for console platforms across popular genres, such as racing, sports and action games. Global Star's lineup includes Carve, a personal watercraft racing game with online capabilities for the Xbox; Motocross Mania 3, the latest addition to the Motocross Mania franchise; a new console release in the Virtual Pool franchise; an extension of the Army Men franchise, Army Men: Sarge's War for PlayStation 2 and Xbox; and sports and racing console products from TDK's portfolio, including Corvette and UFC: Sudden Impact.

Software Content and Licensing

    We have established a portfolio of successful proprietary software content. We own all of the intellectual property rights associated with our brands: Grand Theft Auto; Max Payne; Midnight Club; Manhunt; Smuggler's Run; Oni; Myth; Spec Ops; Railroad Tycoon; Tropico; Red Dead Revolver; Army Men; and School Tycoon. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential.

    In May 2002, we acquired all of the intellectual properties associated with the game Max Payne, as well as a royalty-free perpetual license to use the Max Payne game engine technologies. In August 2003, we acquired all of the intellectual properties associated with Red Dead Revolver (subject to a distribution license in Asia) in consideration of a royalty on future product sales and, in September 2003, we acquired all the ownership rights associated with the Army Men brand.

    We also actively seek to acquire licenses for well-recognized properties. We acquired the exclusive worldwide rights to create video games based on the theatrical motion picture entitled "The Warriors." We also acquired the exclusive worldwide publishing rights to the best-selling franchise of Duke Nukem PC and video games, including the right to publish PC and console versions of Duke Nukem Forever. In December 2003, we acquired exclusive rights to certain properties owned by the Cartoon Network. We expect to continue to pursue selective acquisitions of property rights that we believe will enhance our prospects. See Note 6 to Consolidated Financial Statements.

Software Development

    We develop most of our front-line software titles through our internal development studios: Rockstar San Diego (formerly Angel Studios), the developer of Midnight Club and Smuggler's Run; Rockstar North (formerly DMA Design), the developer of the Grand Theft Auto series and Manhunt; Rockstar Toronto (a/k/a Alternative Realities Technologies), the developer of the PlayStation 2 versions of Max Payne and Max Payne 2: The Fall of Max Payne; Rockstar Vancouver (a/k/a Barking Dog Studios); Rockstar Vienna (a/k/a Neo Software), the developer of the Xbox versions of Max Payne and Max Payne 2: The Fall of Max Payne; PopTop Software, the developer of the Railroad Tycoon series and Tropico; Frog City, the developer of Tropico: Pirates Cove; and Cat Daddy Games.

    As of December 31, 2003, our internal development studios and product development department had 625 employees with the technical capabilities to develop and localize (translate into foreign languages and make other changes appropriate to the territory) software titles for all major hardware platforms, the PC and in all major territories. Currently, most of our Rockstar label products are developed internally.

    For the fiscal years ended October 31, 2003, 2002 and 2001, we incurred costs of $25,107,000, $11,524,000 and $6,190,000, respectively, on research and development relating to our software titles. Additionally, for these years, we capitalized software development costs of $15,923,000, $9,645,000 and $6,293,000, respectively.

    Certain of our software titles are developed by third parties. Agreements with developers generally give us exclusive publishing and marketing rights and require us to make advance royalty payments, pay royalties based on product sales and satisfy other conditions. Royalty advances for software titles are recoupable against royalties otherwise due to developers.

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

    The development cycle for new console and PC titles ranges from twelve to twenty-four months. After initial development of a product, it may take between nine to twelve months to develop the product for other hardware platforms. The cost to develop a front line product ranges from $3 million to $7 million.

    In connection with the acquisition of the publishing rights associated with Duke Nukem, we entered into an agreement with Apogee Software to develop Duke Nukem Forever for the PC. This agreement does not require us to make advances to Apogee in connection with the development of the product. See Note 6 to Consolidated Financial Statements.

Other Third-Party Arrangements

    In April 2003, we acquired exclusive distribution rights to eight PC games and two console ports to be published by Destineer Publishing. For these rights, we agreed to make recoupable advances and pay royalties to Destineer. Destineer also granted us an immediately exercisable option to purchase an equity interest in Destineer. The results of Destineer's operations have been consolidated in our financial statements. See Note 4 to Consolidated Financial Statements.

    In May 2003, we granted Capcom the exclusive right to publish localized versions of Grand Theft Auto 3 and Grand Theft Auto: Vice City in Japan. We are entitled to receive royalties from Capcom based on product sales.

    In September 2003, we entered into a distribution agreement with TDK Mediactive. The agreement granted us the exclusive right to distribute certain games published by TDK. In December 2003, we acquired all of the outstanding capital stock of TDK. See Note 23 to Consolidated Financial Statements.

Arrangements with Platform Manufacturers

    We have entered into license agreements with Sony, Microsoft and Nintendo to develop and publish software in North America and Europe for the PlayStation, PlayStation 2, Xbox, Game Boy Advance and GameCube. We are not required to obtain any licenses to develop titles for the PC.

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

    The agreement with Sony is automatically renewable for successive one-year terms, unless terminated by Sony in the event of a breach by us or our bankruptcy or insolvency. Sony may also terminate the agreement on a title-by-title basis. Upon expiration or termination of all of our publishing agreements with Sony (including those discussed below), we have certain rights to sell off existing inventories. We also entered into a similar agreement with Sony in March 2000 for PlayStation 2 covering European territories and Australia.

    We entered into a four-year Licensed Publisher Agreement with Sony in November 2002 under which Sony granted us the right and license to develop, market, publish and distribute software titles for the PlayStation in North America. We also entered into a similar agreement with Sony in October 2000 for PlayStation covering European territories and Australia.

    We entered into a Publisher License Agreement with Microsoft in December 2000. Under the agreement, Microsoft granted us the right and license to develop, market, publish and distribute software titles for Microsoft's Xbox in territories to be determined on a title-by-title basis. The agreement requires us to submit products to Microsoft for its approval and for us to make royalty payments to Microsoft based on the number of units manufactured. Products for the Xbox must be manufactured by pre-approved manufacturers. The agreement may be terminated by either party in the event of a material breach and expires in November 2004. Microsoft also has the right to terminate on a title-by-title basis. Upon expiration or termination of the agreement, we have certain rights to sell off existing inventories.

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

    We entered into a three-year agreement with Nintendo in July 2001, granting us the right and license to develop software for Nintendo's Game Boy Advance in the Western Hemisphere. In October 2001, we entered into a similar three-year agreement with Nintendo for European territories.

Sales and Marketing

    We sell software titles to retail outlets in North America and Europe through direct relationships with large retail customers and third-party distributors. Our customers in North America include Wal-Mart, Best Buy, Electronics Boutique, Target, GameStop, Toys "R" Us, Blockbuster and Circuit City and other leading mass merchandisers; video, electronic and toy stores; national and regional drug stores; supermarket and discount store chains; and specialty retailers. Our European customers include Dixons, Game Group (formerly Electronics Boutique), Karstadt, Carrefour and Media Saturn. We have sales and marketing operations in the United Kingdom, France, Germany, Holland, Austria, Italy, Australia, New Zealand and Canada.

    For the fiscal year ended October 31, 2003, sales to our five largest customers accounted for approximately 38.6% of our net sales. Wal-Mart accounted for 11.4% of our net sales for the year ended October 31, 2003. No other customer accounted for more than 10% of our net sales for this year.

    Our marketing and promotional efforts are intended to maximize exposure and broaden distribution of our titles, promote brand name recognition, assist retailers and properly position, package and merchandise our titles. We market titles by implementing public relations campaigns, using print and on-line advertising, television, radio spots and outdoor advertising. For fiscal 2003, we incurred selling and marketing costs of $103,015,000. We label and market our products in accordance with Entertainment Software Rating Board (ESRB) principles and guidelines.

    Our Rockstar Games subsidiary actively pursues relationships with participants in the music and entertainment industries. We believe that the shared demographics between various media and some of the software titles marketed by Rockstar Games provide excellent cross-promotional opportunities. We have been working with popular recording artists to create sophisticated game soundtracks, have entered into agreements to license high-profile names and likenesses, and have arrangements for co-branding opportunities. Our goal is to accelerate the acceptance of our titles, create brand awareness and expand our portfolio of franchise brands.

    To date, Max Payne, Midnight Club, Conflict: Desert Storm, Smuggler's Run, Grand Theft Auto 3 and State of Emergency have been designated Sony's Greatest Hits Program titles, and Max Payne and Conflict: Desert Storm have been designated Microsoft's Platinum Hits Program titles. To qualify for these programs under our agreements with hardware manufacturers, our products had to satisfy certain shelf life and sales requirements. In connection with these programs, we receive a manufacturing discount from Sony and Microsoft. Nintendo has also established a Player's Choice Program for the Nintendo GameCube.

    We seek to stimulate continued sales and maximize profit potential by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price concessions may occur at any time in a product's life cycle, but typically occur six to nine months after a product's initial launch. A significant amount of our price concessions to retailers relates to products designated as a Greatest or Platinum Hits Program title offered by Sony and Microsoft. Price concessions in fiscal 2003 and 2002 amounted to $33,429,000 and $29,267,000, respectively. In certain international markets, we provide volume rebates to stimulate continued product sales.

    We also employ various other marketing methods designed to promote consumer awareness, including in-store promotions and point-of-purchase displays, direct mail, cooperative advertising, as well as attendance at trade shows. We employ separate sales forces for our publishing and distribution operations. As of December 31, 2003, we had a sales and marketing staff of 224 persons.

Distribution

    We distribute our own titles as well as third-party titles, hardware and accessories through our subsidiaries. We distribute three major categories of third-party console and handheld products, consisting principally of newly released and popular software titles, budget and catalog software titles, and hardware.

    We procure products from suppliers principally using standard purchase orders based on our assessment of market demand, as well as pre-orders from retailers. We periodically enter into agreements with our suppliers that provide exclusive distribution rights to certain products. We carry inventory quantities that we believe are necessary to provide rapid response time to retailer orders. We utilize electronic data interchange ("EDI") with many of our retailers to enhance the efficiency of placing and shipping orders and receiving payments.

    Our Jack of All Games subsidiary maintains warehouse facilities and sales offices in Ohio and Toronto, Canada. Products arrive at our warehouses where products are picked, packed and shipped to customers. We generally ship products by common carrier. Because we generally ship products within seven days of receipt of orders, backlog is not material to our business.

    Jack of All Games continues to capitalize on the growing installed base of hardware and the proliferation of software titles and outlets to purchase software. It has established a strong presence in the budget segment of the business due to its expanding portfolio of value-priced products and its expertise in selling these titles. Jack of All Games continues to leverage this strategy by serving as the exclusive distributor of our value-priced published products, including Starsky & Hutch, MTV's Celebrity Deathmatch, Ford Racing 2 and Ford Mania. Global Star's products are sold exclusively through Jack of All Games, which we believe further strengthens its position in the value-priced product business. We are consolidating Jack of All Games' United States and Canadian distribution businesses on an operational basis, which we believe will extend the reach of our domestic value console business into Canada.

Manufacturing

    Sony and Nintendo are the sole manufacturers of software products sold for use on their respective hardware platforms. We begin the manufacturing process for our published titles by placing a purchase order for the manufacture of our products with Sony or Nintendo and opening either a letter of credit in favor of the manufacturer or utilizing our line of credit with the manufacturer. We then send software code and a prototype of the product to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs for approval, defect testing and manufacture. Games manufactured by Sony and Nintendo are generally shipped within two weeks of receipt of our manufacturing order. The same procedure applies to games for the Xbox. Xbox games must be manufactured by pre-approved manufacturers and are generally shipped within two weeks of receipt of our manufacturing order.

    Production of PC software includes CD-ROM pressing, assembly of components, printing of packaging and user manuals and shipping of finished goods, which is performed by third-party vendors in accordance with our specifications, and, to a limited extent, by us. We believe that there are alternative sources for these services that could be obtained without delay. We send software code and a prototype of a title, together with related artwork, user instructions, warranty information, brochures and packaging designs to the manufacturers. Games are generally shipped within two weeks of receipt of our manufacturing order.

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

    We also compete with domestic companies such as Electronic Arts, Activision, THQ, Acclaim Entertainment, Midway Games and Atari and international companies such as Sega, Vivendi, Ubi Soft, Eidos, Capcom, Konami and Namco. In addition, we believe that large software companies and media companies are increasing their focus on the interactive entertainment software market. Certain of our competitors are developing on-line interactive games and interactive networks that may compete with our products for consumer dollars. Some of our competitors have greater financial, technical, personnel and other resources than we do, and are able to carry larger inventories and make higher offers to licensors and developers for commercially desirable properties than we can. Competition in the entertainment software industry is based on product quality and features; brand name recognition; access to distribution channels; effectiveness of marketing; and price.

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

International Operations

    Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. For the fiscal years October 31, 2003 and 2002, sales in international markets accounted for approximately 27.9% and 20.0%, respectively, of our net sales. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. See Note 21 to Consolidated Financial Statements.

Employees

    As of December 31, 2003, we had 1,226 full-time employees. None of our employees are subject to a collective bargaining agreement. We consider our relations with employees to be good.

Item 2. Properties

    In September 2002, we relocated our principal executive offices to 622 Broadway, New York, New York in approximately 50,000 square feet of space under a ten-year lease which provides for annual rent of approximately $1,500,000. In July 2003, we entered into a sublease for an additional 15,000 square feet at this location for an annual rent of approximately $368,000.

    We also maintain offices at 575 Broadway, New York, New York in approximately 13,300 square feet of space under a lease with 575 Broadway Corporation, a company controlled by the father of Ryan A. Brant, our Chairman. The lease provides for an annual rent of approximately $513,000 and expires in March 2004. We believe that the terms of the lease are no less favorable than could have been obtained from an unaffiliated third-party. We intend to relocate our 575 Broadway operations to 622 Broadway.

    Take-Two Interactive Software Europe Limited leases 12,500 square feet of office space in Windsor, United Kingdom. The lease provides for a current annual rent of approximately $572,000, plus taxes and utilities, and expires in 2011. Rockstar North Limited (formerly DMA Design Limited) currently leases 14,600 square feet of office space in Edinburgh, Scotland, at an annual rent of approximately $540,000, which expires in June 2009. Jack of All Games, Inc. leases approximately 206,000 square feet of office and warehouse space in Cincinnati, Ohio. Jack of All Games, Inc. pays $750,000 per annum, plus taxes and insurance, under the lease, which expires in January 2006.

    In addition, our other subsidiaries lease office space in Ontario and Vancouver, Canada; Paris, France; Munich, Germany; Sydney, Australia; Aukland, New Zealand; Amsterdam, Holland; Milan, Italy; Vienna, Austria; London, Lincoln and Leighton Buzzard, UK and in Baltimore, Maryland; San Diego, San Francisco and Los Angeles, California; Fenton, Missouri; Austin, Texas and Bellevue, Washington for an aggregate annual rent of approximately $2,329,000.

Item 3. Legal Proceedings

    We received a Wells Notice from the Staff of the Securities and Exchange Commission stating the Staff's intention to recommend that the SEC bring a civil action seeking an injunction and monetary damages against us alleging that we violated certain provisions of the federal securities laws. The proposed allegations stem from the previously disclosed SEC investigation into certain accounting matters related to our financial statements, periodic reporting and internal accounting controls. Our Chairman, an employee and two former officers also received Wells Notices. The SEC's Staff also raised issues with respect to our revenue recognition policies and its impact on our current and historical financial statements. We have entered into discussions with the Staff to address the issues raised in the Wells Notice. See Note 2 to Consolidated Financial Statements.

    On October 22, 2003, the action that had been filed on October 20, 2003 in the Fourth Judicial District for the State of Tennessee Circuit Court of Cocke County entitled Hamel vs. Take-Two Interactive Software, Inc., seeking compensatory and punitive damages of $246,000,000 arising from the use of one of our video games, was removed by us to the US District Court for the Eastern District of Tennessee. On October 24, 2003, that action was voluntarily dismissed by the plaintiffs without prejudice.

    We are also involved in routine litigation in the ordinary course of our business, which in management's opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    On November 17, 2003, at a special meeting, our stockholders voted to amend our certificate of incorporation to increase our authorized shares of common stock from 50,000,000 to 100,000,000. At the meeting, 32,869,810 shares voted for the amendment, 2,663,909 shares voted against and 6,564 shares abstained.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Market Information. Our common stock has traded since September 23, 1998 on the NASDAQ National Market under the symbol "TTWO." From April 14, 1997 to September 22, 1998, our common stock traded on the NASDAQ SmallCap Market. The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as reported by NASDAQ.

    Fiscal Year Ended October 31, 2002                           High      Low
    ----------------------------------                           ----      ---

    First Quarter ..........................................    $19.50   $ 9.30
    Second Quarter .........................................     26.90    14.00
    Third Quarter ..........................................     27.05    16.09
    Fourth Quarter .........................................     30.78    19.36

    Fiscal Year Ended October 31, 2003
    ----------------------------------

    First Quarter ..........................................    $31.48   $19.83
    Second Quarter .........................................     24.19    18.30
    Third Quarter ..........................................     31.40    21.66
    Fourth Quarter .........................................     41.67    24.35

    Fiscal Year Ending October 31, 2004
    -----------------------------------

    First Quarter ..........................................    $40.91   $27.42

    The last reported sale price for our common stock on January 30, 2004 was $29.00. The number of record holders of our common stock was approximately 123 as of January 30, 2004. We believe that there are in excess of 1,000 beneficial owners of our common stock.

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

    Changes in Securities. During the three months ended October 31, 2003, we issued 10,000 shares of restricted common stock to an employee under our Incentive Stock Plan. In connection with the above securities issuance, we relied on Section 4(2) promulgated under the Securities Act of 1933, as amended.

    Securities Authorized for Issuance under Equity Compensation Plans. The table setting forth this information is included in Part III - Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 6. Selected Financial Data

    Our consolidated financial information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements (including the notes thereto) contained elsewhere in this report.

    We restated our previously issued financial statements for the fiscal years ended October 31, 1999, 2000, 2001 and 2002, the interim quarters of 2002 and the first three quarters of 2003 to reflect our revised revenue recognition policy. Under this policy, we recognize as a reduction of net sales a reserve for estimated future price concessions in the period in which the sale is recorded. Measurement of the reserve is based on, among other factors, an historical analysis of price concessions, an assessment of field inventory levels and sell-through for each product, current industry conditions and other factors affecting the estimated timing and amount of concessions management believes will be granted. We previously recognized price concession reserves in the period in which we communicated the price concessions to our customers. We also restated our financial statements for the fiscal years ended October 31, 2000 and 2001 to increase our provision for returns at October 31, 2000 by approximately $4.9 million for certain sales transactions primarily to retail customers in fiscal 2000, and to reflect the fiscal 2001 returns as a reduction of the revised October 31, 2000 reserve for returns rather than the previously reported reduction of sales in fiscal 2001. Additionally, fiscal 2000 and 2001 revenues were restated for approximately $0.2 million to adjust for sales cut-off transactions at the end of fiscal 2000. See Notes 2 and 19 to Consolidated Financial Statements for details relating to the restatement.

                       (In thousands, except per share data)

                                                                                   Years Ended October 31
                                                         --------------------------------------------------------------------------
                                                             2003           2002          2001(1)            2000            1999
                                                             ----           ----          -------            ----            ----
                                                                         (Restated)      (Restated)       (Restated)      (Restated)
Statement of Operations Data:
Net sales .........................................      $1,033,693      $  794,676      $  451,396       $  358,918      $  303,715
Income from operations ............................         163,011         122,705          28,377           30,250          26,627
Income (loss) before cumulative effect
  of change in accounting principle ...............          98,118          71,563          (1,674)           4,555          15,871
Net income (loss) .................................          98,118          71,563          (6,918)           4,555          15,871
Net income (loss) per share
  Basic ...........................................      $     2.34      $     1.88      $    (0.20)      $     0.17      $     0.77
  Diluted .........................................            2.27            1.81           (0.20)            0.16            0.74

                                                             2003           2002            2001             2000            1999
                                                             ----           ----            ----             ----            ----
                                                                         (Restated)      (Restated)       (Restated)      (Restated)
Balance Sheet Data:
Cash and cash equivalents .........................      $  183,477      $  108,369      $    6,056       $    5,245      $   10,374
Working capital ...................................         348,155         196,555          91,794           65,663          40,743
Total assets ......................................         707,298         491,440         354,305          326,173         231,016
Total debt ........................................            --              --            54,073           96,873          56,137
Total liabilities .................................         173,806         135,896         135,140          158,538         146,609
Stockholders' equity ..............................         533,492         355,544         219,165          167,634          84,407

---------------

(1) Includes approximately $23.8 million of net sales, $8.7 million of income from operations and $5.2 million of income included in loss before cumulative effect of change in accounting principle, representing the effect of the adoption of Staff Accounting Bulletin 101 "Revenue Recognition" (SAB
    101) in the first quarter of fiscal 2001. There was no impact on net loss.

    As required by Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections", the $1,948 net loss on extinguishment of debt for the year ended October 31, 2001 previously classified as an extraordinary item has been reclassified as follows: $3,165 of loss on extinguishment to non-operating expenses (included within loss before cumulative effect of change in accounting principle) and $1,217 of tax benefit to benefit for income taxes in the above table.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except per share amounts)

Restatement of Historical Financial Statements

    We restated our previously issued financial statements for the fiscal years ended October 31, 1999, 2000, 2001, 2002, the interim quarters of 2002 and the first three quarters of 2003 to reflect our revised revenue recognition policy. Under this policy, we recognize as a reduction of net sales a reserve for estimated future price concessions in the period in which the sale is recorded. Measurement of the reserve is based on, among other factors, an historical analysis of price concessions, an assessment of field inventory levels and sell-through for each product, current industry conditions and other factors affecting the estimated timing and amount of concessions management believes will be granted. We previously recognized price concession reserves in the period in which we communicated the price concessions to our customers. We also restated our financial statements for the fiscal years ended October 31, 2000 and 2001 to increase our provision for returns at October 31, 2000 by approximately $4.9 million for certain sales transactions primarily to retail customers in fiscal 2000, and to reflect the fiscal 2001 returns as a reduction of the revised October 31, 2000 reserve for returns rather than the previously reported reduction of sales in fiscal 2001. Additionally, fiscal 2000 and 2001 revenues were restated for approximately $0.2 million to adjust for sales cut-off transactions at the end of fiscal 2000. See Notes 2 and 19 to Consolidated Financial Statements for details relating to the restatement.

    Our 2002 financial statements have been restated as follows:

                                                              Year Ended
                                                           October 31, 2002
                                                       -------------------------
                                                       As Reported   As Restated
                                                       -------------------------
Statement of Operations Data:
  Net sales                                             $793,976       $794,676
  Product costs                                         $410,118       $411,518
  Royalties                                             $ 80,774       $ 80,442
  Cost of sales                                         $499,016       $500,084
  Gross Profit                                          $294,960       $294,592
  Depreciation and amortization                         $ 11,187       $ 10,829
  Income from operations                                $122,715       $122,705
  Income before provision for income taxes              $120,948       $120,938
  Provision for income taxes                            $ 49,383       $ 49,375
  Net income                                            $ 71,565       $ 71,563
  Basic net income per share                            $   1.88       $   1.88
  Diluted net income per share                          $   1.81       $   1.81

                                                           October 31, 2002
                                                       -------------------------
                                                       As Reported   As Restated
                                                       -------------------------
Balance Sheet Data:
  Accounts receivable, net                              $107,188       $105,576
  Prepaid royalties, current                            $ 13,723       $ 14,215
  Deferred tax asset                                    $  5,392       $  6,245
  Total current assets                                  $328,632       $328,365
  Total assets                                          $491,707       $491,440
  Accrued expenses and other current liabilities        $ 49,821       $ 50,698
  Income taxes payable                                  $  1,603       $  1,357
  Total current liabilities                             $131,179       $131,810
  Retained earnings                                     $ 87,804       $ 86,906
  Total liabilities and stockholders' equity            $491,707       $491,440

All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes thereto.

Our Consolidated Statement of Operations for the year ended October 31, 2001 has been restated as follows:

                                                               Year Ended
                                                           October 31, 2001
                                                       -------------------------
                                                       As Reported   As Restated
                                                       -------------------------
Statement of Operations Data:
  Net sales                                             $448,801       $451,396
  Product costs                                         $283,522       $282,279
  Royalties                                             $ 18,573       $ 19,875
  Cost of sales                                         $306,264       $306,323
  Gross Profit                                          $142,537       $145,073
  Income from operations                                $ 25,841       $ 28,377
  Loss before benefit for income taxes and
    cumulative change in accounting principle *         $ (6,660)      $ (4,124)
  Benefit for income taxes *                            $ (3,417)      $ (2,450)
  Net loss before cumulative change in accounting
    principle                                           $ (3,243)      $ (1,674)
  Cumulative change in accounting principle             $ (5,337)      $ (5,244)
  Net loss                                              $ (8,580)      $ (6,918)
  Basic net loss per share                              $  (0.25)      $  (0.20)
  Diluted net loss per share                            $  (0.25)      $  (0.20)

---------------

* As required by Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), the $1,948 net loss on extinguishment of debt for the year ended October 31, 2001 previously classified as an extraordinary item has been reclassified in the As Reported column as follows: $3,165 of loss on extinguishment to non-operating expenses and $1,217 of tax benefit to benefit for income taxes in the above table.

Overview

    We are a leading global publisher of interactive software games designed for personal computers, video game consoles and handheld platforms manufactured by Sony, Microsoft and Nintendo. We also distribute our products as well as third-party products, hardware and accessories to retail outlets in North America through our Jack of Games subsidiary, and we have sales, marketing and publishing operations in the United Kingdom, France, Germany, Holland, Austria, Italy, Australia, New Zealand and Canada.

    Our principal sources of revenue are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software titles or software titles licensed from third parties. Operating margins in our publishing business are dependent upon our ability to continually release new, commercially successful products. We develop most of our front-line products internally, and we own all of our major intellectual properties, which we believe permits us to maximize profitability.

    Our distribution revenues are derived from the sale of third-party software titles, accessories and hardware. Operating margins in our distribution business are dependent on the mix of software and hardware sales, with software generating higher margins than hardware. Publishing activities generate significantly higher margins than distribution activities, with sales of PC software titles resulting in higher margins than sales of products designed for video game consoles.

    We have pursued a growth strategy by capitalizing on the widespread market acceptance of video game consoles and the growing popularity of innovative gaming experiences that appeal to more mature audiences. We have established a portfolio of successful proprietary software content, including our premier brands: Grand Theft Auto, Max Payne and Midnight Club, for the major hardware platforms. We expect to continue to be the leader in the mature, action product category by leveraging our existing franchises and developing new brands, such as Manhunt.

    We currently anticipate that the release of new brands in fiscal 2004, including The Warriors and Red Dead Revolver, along with the launch of the next installment of Grand Theft Auto, will generate significant cash flow from our publishing business. We also believe that we will be able to continue to grow our distribution business through a combination of our retail relationships and our value product offerings.

    Historically, each generation of video game consoles and handheld platforms experiences a gradual decrease in retail pricing over the life of the system, with retail pricing for software titles following a similar trend. The PlayStation 2 and Xbox were introduced several years ago, and have been reduced in price since their launch, with additional price reductions anticipated to occur in 2004. Reduced pricing for our titles could result in lower margins for our published products and reduced growth rates in our publishing business. However, as retail prices for interactive entertainment hardware and software decline, our distribution business benefits from the wider availability of higher margin, value priced software titles.

Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties, capitalized software development costs and other intangibles, inventories, realization of deferred income taxes and the adequacy of allowances for returns, price concessions and doubtful accounts. Actual amounts could differ significantly from these estimates.

Revenue Recognition

    We recognize revenue upon the transfer of title and risk of loss to our customers. We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition" in conjunction with the applicable provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition." Accordingly, we recognize revenue for software when there is (1) persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the software is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms.

    Revenue is recognized after deducting estimated reserves for returns and price concessions. In specific circumstances when we do not have a reliable basis to estimate returns and price concessions or are unable to determine that collection of receivables is probable, we defer the sale until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivables is probable.

Allowances for Returns and Price Concessions

    We accept returns and grant price concessions in connection with our publishing arrangements. Following reductions in the price of our products, we grant price concessions to permit customers to take credits against amounts they owe us with respect to merchandise unsold by them. Our customers must satisfy certain conditions to entitle them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels.

    Our distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, we sometimes accept returns from our distribution customers for stock balancing and make accommodations to customers, which includes credits and returns, when demand for specific titles falls below expectations.

    We make estimates of future product returns and price concessions related to current period product revenue. We estimate the amount of future returns and price concessions for published titles based upon, among other factors, historical experience, customer inventory levels, analysis of sell-through rates and changes in demand and acceptance of our products by consumers.

    Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price concessions in any accounting period. We believe we can make reliable estimates of returns and price concessions. However, actual results may differ from initial estimates as a result of changes in circumstances, market conditions and assumptions. Adjustments to estimates are recorded in the period in which they become known.

Prepaid Royalties

    Our agreements with licensors and developers generally provide us with exclusive publishing rights and require us to make advance royalty payments that are recouped against royalties due to the licensor or developer based on product sales. Prepaid royalties are amortized as cost of sales on a title by title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales. We continually evaluate the recoverability of prepaid royalties and charge to cost of sales the amount that management determines is probable that will not be recouped at the contractual royalty rate in the period in which such determination is made or if we determine that we will cancel a development project. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. See Note 3 to Consolidated Financial Statements.

Capitalized Software Development Costs

    We capitalize internal software development costs subsequent to establishing technological feasibility of a title. Capitalized software development costs represent the costs associated with the internal development of our publishing products. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. We continually evaluate the recoverability of capitalized software costs and will charge to cost of sales any amounts that are deemed unrecoverable or for projects that we will abandon. See Note 3 to Consolidated Financial Statements.

Income Taxes

    Income tax assets and liabilities are determined by taxable jurisdiction. We do not provide taxes on undistributed earnings of our international subsidiaries. The total amount of undistributed earnings of foreign subsidiaries was approximately $60,700 and $41,900 for the years ended October 31, 2003 and 2002, respectively. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends to us. The realization of deferred tax assets depends on whether the Company generates future taxable income of the appropriate type. In addition, we may adopt tax planning strategies to realize these assets. If future taxable income does not materialize or tax planning strategies are not effective, we may be required to record a valuation allowance.

Recently Adopted Accounting Pronouncements

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 in fiscal 2003 did not have an impact on our financial condition, cash flows and results of operations.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. As a result of the adoption of this pronouncement, the $1,948 net loss on extinguishment of debt for the year ended October 31, 2001 classified as an extraordinary item was reclassified as follows: $3,165 of loss on extinguishment to non-operating expenses and $1,217 of tax benefit to provision for income taxes. The adoption of SFAS 145 in fiscal 2003 did not have any impact on our financial condition, cash flows and results of operations, other than the reclassification referred to above.

    In January 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires the recognition of such costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 in the first quarter of fiscal 2003 did not have a material impact on our financial condition and results of operations.

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends the transition provisions of FASB No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. We do not currently intend to change our accounting to the fair value method. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, "Interim Financial Reporting" ("APB 28") to require disclosures about such effects in interim financial information. The disclosure provisions of the amendments to FASB 123 were adopted by us in the second quarter of fiscal 2003.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 in the first quarter of fiscal 2003 did not have any impact on our financial condition or results of operations.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual return or both. FIN 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. FIN 46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on July 1, 2003. The adoption of FIN 46 in the third quarter of fiscal 2003 did not have a material impact on our financial condition or results of operations (see Note 4 to Consolidated Financial Statements).

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have any impact on our financial condition or results of operations.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for the provisions relating to mandatorily redeemable financial instruments which have been deferred indefinitely. The adoption of SFAS 150 did not have any impact on our financial condition.

Results of Operations

    The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations, and sets forth net sales by territory, sales mix, platform and principal products:

                                                                       Years Ended October 31,
                                                                  --------------------------------
                                                                   2003       2002         2001
                                                                  --------------------------------
                                                                           (Restated)   (Restated)
Operating data:
Net sales.....................................................    100.0%     100.0%        100.0%
Cost of sales
    Product costs.............................................     52.0       51.8          62.5
    Royalties.................................................      8.6       10.1           4.4
    Software development costs................................      1.1        1.0           0.9
  Total cost of sales.........................................     61.7       62.9          67.9
Selling and marketing.........................................     10.0        9.8          11.7
General and administrative....................................      8.5        9.0           9.9
Research and development......................................      2.4        1.5           1.4
Depreciation and amortization.................................      1.6        1.4           2.8
Interest (income) expense, net................................     (0.2)       0.1           1.9
Loss on Internet securities...................................       --         --           4.8
Provision (benefit) for income taxes..........................      6.5        6.2          (0.5)
Net income (loss).............................................      9.5        9.0          (1.5)
Net Sales by Territory:
  North America...............................................     72.1%      80.0%         76.4%
  International...............................................     27.9       20.0          23.6
Net Sales Mix:
  Publishing..................................................     65.0%      71.5%         54.1%
  Distribution................................................     35.0       28.5          45.9
Platform Mix (publishing):
  Console.....................................................     81.2%      83.9%         57.6%
  PC..........................................................     17.2       14.3          35.6
  Accessories and Handheld ...................................      1.6        1.8           6.8
Principal Products:
  Grand Theft Auto: Vice City, PS2
    (released October - November 2002)........................     33.6%       7.5%           --%
  Grand Theft Auto: Vice City, PC (released May 2003).........      2.6         --            --
  Grand Theft Auto 3, PS2 (released October 2001).............      2.4       29.8           7.3
  Grand Theft Auto 3, PC (released May 2002)..................      0.4        3.1            --
  Max Payne, PS2 (released December 2001)  ...................      0.9        6.6            --
  Max Payne, Xbox (released December 2001)....................      0.2        3.0            --
  Max Payne, PC (released July 2001)..........................       --        0.4           5.1
  State of Emergency, PS2 (released February 2002)............       --        4.4            --
  Midnight Club 2, PS2 (released April 2003)..................      4.1         --            --
  Midnight Club, PS2 (released October 2000)..................      0.7        1.1           4.1
  Smuggler's Run, PS2 (released October 2000).................       --        0.3           3.0
  Ten largest titles..........................................     50.5       59.5          30.8

Business Acquisitions

    During fiscal 2003, we acquired the assets of Frog City, Inc. ("Frog City"), the developer of Tropico 2: Pirate Cove, and all of the outstanding membership interests of Cat Daddy Games LLC ("Cat Daddy"), another development studio. The total purchase price for both studios consisted of $757 in cash and $319 of prepaid royalties previously advanced to Frog City. We also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy, based on a percentage of Cat Daddy's profits for the first three years after acquisition, which will be recorded as compensation expense if the targets are met. In connection with the acquisitions, we recorded goodwill of $1,267 and net liabilities of $191.

    In November 2002, we acquired all of the outstanding capital stock of Angel Studios, Inc. ("Angel"), the developer of the Midnight Club and Smuggler's Run franchises. The purchase price consisted of 235,679 shares of restricted common stock (valued at $6,557), $28,512 in cash and $5,931 (net of $801 of royalties payable to Angel) of prepaid royalties previously advanced to Angel. In connection with the acquisition, we recorded identifiable intangibles of $4,720 (comprised of intellectual property of $2,810, technology of $1,600 and non-competition agreements of $310), goodwill of $37,425 and net liabilities of $1,145.

    In August 2002, we acquired all of the outstanding capital stock of Barking Dog Studios Ltd. ("Barking Dog"), a Canadian-based development studio. The purchase price consisted of 242,450 shares of restricted common stock (valued at $3,801), $3,000 in cash, $825 of prepaid royalties previously advanced to Barking Dog and assumed net liabilities of $70. In connection with the acquisition, we recorded identifiable intangibles of $2,200, comprised of non-competition agreements of $2,000 and intellectual property of $200, and goodwill of $6,372.

    In November 2000, we acquired all of the capital stock of VLM Entertainment Group Inc., a third-party video game distributor, for $2,000 in cash and 875,000 shares of common stock (valued at $8,039). VLM accounted for 14.5% of our distribution net sales in fiscal 2001.

    The acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations and financial position of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition.

    In December 2003, we acquired all of the outstanding capital stock and paid certain liabilities of TDK Mediactive, Inc. ("TDK"). The purchase price of approximately $14,276 consisted of $17,116 in cash and issuance of 163,641 restricted shares of our common stock (valued at $5,160), reduced by approximately $8,000 due to TDK under a distribution agreement. We are in the process of completing the purchase price allocation. TDK's results will be included in our operating results beginning in the first quarter of fiscal 2004.

Fiscal Years Ended October 31, 2003 and 2002

                                    Net Sales

                                        Years ended October 31,
                                 -----------------------------------------------------------
                                                                              $           %
                                   2003        %        2002       %       Increase      Inc
                                 ------------------------------------------------------------
Publishing                       $  671,892    65.0    $568,492    71.5     $103,400     18.2
Distribution                        361,801    35.0     226,184    28.5      135,617     60.0
                                 ------------------------------------------------------------
   Net sales                     $1,033,693   100.0    $794,676   100.0     $239,017     30.1
                                 ============================================================

    Net Sales. The increase in net sales was attributable to growth in our publishing and distribution operations.

    The increase in publishing revenues was primarily attributable to sales of Grand Theft Auto: Vice City for PlayStation 2, which was released in October 2002 in North America and in November 2002 internationally and reflected the growth of our publishing operations in Europe. We expect continued growth in our publishing business in fiscal 2004. Publishing revenues in fiscal 2003 and 2002 include licensing revenues of $25,002 and $13,873, respectively.

    Products designed for video game console platforms accounted for 81.2% of fiscal 2003 publishing revenues as compared to 83.9% for fiscal 2002. Products designed for PC platforms accounted for 17.2% of fiscal 2003 publishing revenues as compared to 14.3% for fiscal 2002. We anticipate our product mix will remain relatively constant for the foreseeable future but may fluctuate from period to period.

    Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. The increase in distribution revenues was primarily attributable to our increasing market share for budget titles in North American retail channels. We expect continued growth in our distribution business in fiscal 2004, and that distribution revenues may increase as a percentage of net sales during this period.

    International operations accounted for approximately $288,753, or 27.9% of net sales for fiscal 2003 compared to $159,245, or 20.0% of net sales for fiscal 2002. The increases were primarily attributable to expanded publishing operations in Europe, which benefited from the November 2002 release of Grand Theft Auto: Vice City for PlayStation 2, and significantly higher average foreign exchange rates. We expect international sales to continue to account for a significant portion of our revenues.

                                  Cost of Sales

                                        Years ended October 31,
                                 -----------------------------------------------------------
                                             % of                 % of        $          %
                                   2003      sales     2002      sales     Increase     Inc
                                 -----------------------------------------------------------
Product costs                    $537,257    52.0    $411,518     51.8     $125,739     30.6
Royalties                          89,294     8.6      80,442     10.1        8,852     11.0
Software development costs         11,003     1.1       8,124      1.0        2,879     35.4
                                 -----------------------------------------------------------
   Total cost of sales           $637,554    61.7    $500,084     62.9     $137,470     27.5
                                 ===========================================================

    Cost of Sales. The increase in product costs is primarily attributable to higher costs associated with our expanded distribution operations. These costs were partly offset by lower product pricing from suppliers and lower manufacturing costs (principally attributable to volume purchase discounts and rebates) and lower cost PC titles. Product costs for fiscal 2003 included a charge of $7,892 relating to the impairment of intangibles related to certain products in development, including Duke Nukem Forever and its sequel. The impairment was based on continued product development delays and our assessment of current market acceptance and projected cash flows for these products. Product costs for fiscal 2002 included $3,064 of litigation settlement costs relating to a distribution agreement.

    Royalties. The increase in royalties was primarily due to expense under a royalty program based on product sales for certain of our internal development personnel, partly offset by lower royalties payable to third parties and lower write-downs and amortization of prepaid royalties. Our internal royalty program may continue to be a significant expense in future periods.

    Software Development Costs. Software development costs increased due to the release of a greater number of internally developed titles during this period resulting in higher amortization in the current period. These software development costs relate to our internally developed titles.

    In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

                               Operating Expenses

                                             Years ended October 31,
                                 -----------------------------------------------------------
                                             % of                 % of       $           %
                                   2003      sales     2002      sales    Increase      Inc
                                 -----------------------------------------------------------
Selling and marketing            $103,015    10.0    $ 77,990      9.8     $25,025      32.1
General and administrative         88,083     8.5      71,544      9.0      16,539      23.1
Research and development           25,107     2.4      11,524      1.5      13,583     117.9
Depreciation and amortization      16,923     1.6      10,829      1.4       6,094      56.3
                                 -----------------------------------------------------------
    Total operating expenses     $233,128    22.6    $171,887     21.6     $61,241      35.6
                                 ===========================================================

    Selling and marketing. The increase in selling and marketing expense was attributable to increased levels of advertising and promotional support for existing and new titles as well as higher personnel expenses and is consistent with the growth of our business.

    General and administrative. The general and administrative expense increase in absolute dollars was principally attributable to costs associated with the consolidation of our distribution operations, as well as increased personnel expenses (including bonuses, severance payments and the issuance of restricted stock), higher rent and bad debt expenses. Higher costs were partly offset by lower professional fees, including the reimbursement of $1,100 of legal fees from insurance proceeds in fiscal 2003 relating to costs recorded in the prior year. Fiscal 2002 costs reflected litigation settlement costs of $1,190 relating to a distribution arrangement. The fiscal 2003 net consolidation charge of $7,028 consisted of: lease termination costs, representing the fair value of remaining lease payments, net of estimated sublease rent; disposition of fixed assets, representing the net book value of fixed assets and leasehold improvements; and other exit costs. Bad debt expense increased as a result of customer bankruptcies not covered by insurance during the current year.

    Research and development. Research and development costs increased primarily due to the acquisitions of development studios, as well as increased personnel costs. Once software development projects reach technological feasibility, which is relatively early in the development process, a substantial portion of our research and development costs are capitalized and subsequently amortized as cost of goods sold.

    Depreciation and amortization. Depreciation and amortization expense increase includes $4,407 related to the impairment of a customer list from a previous acquisition as a result of the consolidation of our distribution operations, higher amortization of intangible assets as a result of acquisitions and higher depreciation related to the implementation of accounting software systems.

    Income from Operations. Income from operations increased by $40,306, or 32.8%, to $163,011 for fiscal 2003 from $122,705 for fiscal 2002, due to the changes referred to above.

    Interest (Income) Expense, net. Interest income of $2,265 for fiscal 2003 was attributable to interest earned on the invested cash. Interest expense of $480 for fiscal 2002 reflected borrowings from our credit facilities, which were repaid in early fiscal 2002.

    Class Action Settlement Costs. During fiscal 2002, we recorded $1,468 of class action settlement costs, which represents a settlement of $7,500 and related legal fees, net of $6,145 of insurance proceeds.

    Provision for Income Taxes. Income tax expense was $67,197 for fiscal 2003 as compared to $49,375 for fiscal 2002. The increase was primarily attributable to increased taxable income. The effective tax rate was 40.6% for fiscal 2003, as compared to an effective tax rate of 40.8% for fiscal 2002. The effective income tax rate differs from the statutory rate primarily as a result of non-taxable foreign income, non-deductible expenses, valuation allowances for deferred tax assets and the mix of foreign and domestic taxes as applied to the income. The valuation allowances relate to capital loss and state net operating loss carryforwards.

    At October 31, 2003 and October 31, 2002, we had capital loss carryforwards totaling approximately $21,000. The capital loss carryforwards will expire in the periods fiscal 2006 through fiscal 2008. Failure to achieve sufficient levels of taxable income from capital transactions might affect the ultimate realization of the capital loss carryforwards. At October 31, 2002 management had a strategy of selling net appreciated assets of the company, to the extent required to generate sufficient taxable income prior to the expiration of these benefits. At October 31, 2003, based on management's future plans, this strategy was no longer viable, and accordingly a valuation allowance has been recorded for this asset. At October 31, 2003, we had foreign net operating losses of $9,800 expiring between 2005 and 2010, and state net operating losses of $41,700 expiring between 2021 and 2023. Limitations on the utilization of these losses may apply, and accordingly valuation allowances have been recorded for these assets.

    Net Income. Net income increased $26,555 or 37.1%, to $98,118 for fiscal 2003 from $71,563 for fiscal 2002, due to the changes referred to above.

    Diluted Net Income per Share. Diluted net income per share increased $0.46, or 25.4%, to $2.27 for fiscal 2003 from $1.81 for fiscal 2002. The increase in net income was partly offset by the higher weighted average shares outstanding. The increase in weighted shares outstanding resulted from the issuance of shares underlying stock options and to the acquisitions of the Max Payne intellectual property and the development studios.

Fiscal Years Ended October 31, 2002 and 2001

                                    Net Sales

                                        Years ended October 31,
                                 -----------------------------------------------------------
                                                                              $           %
                                   2002        %        2001       %       Increase      Inc
                                 ------------------------------------------------------------
Publishing                        $568,492     71.5    $244,071    54.1     $324,421    132.9
Distribution                       226,184     28.5     207,325    45.9       18,859      9.1
                                 ------------------------------------------------------------
   Net sales                      $794,676    100.0    $451,396   100.0     $343,280     76.0
                                 ============================================================


    Net Sales. The increase in revenues was primarily attributable to growth in publishing operations. Included in net sales for fiscal 2001 was $23,846 attributable to the adoption of SAB 101. See Note 3 to Consolidated Financial Statements.

    The increase in publishing revenues was primarily attributable to the continued strong sales of Grand Theft Auto 3 for PlayStation 2 and the release of Grand Theft Auto: Vice City for the PlayStation 2, Max Payne for the PlayStation 2 and Xbox, State of Emergency for the PlayStation 2 and Grand Theft Auto 3 for the PC. Fiscal 2001 included $17,248 of net sales attributable to the adoption of SAB 101.

    Products designed for video game console platforms accounted for 83.9% of fiscal 2002 publishing revenues as compared to 57.6% for fiscal 2001. The increase was primarily attributable to continued sales of Grand Theft Auto 3 for PlayStation 2 and the release of Grand Theft Auto: Vice City for the PlayStation 2, Max Payne for PlayStation 2 and Xbox and State of Emergency for PlayStation
2. Products designed for the PC accounted for approximately 14.3% of fiscal 2002 publishing net sales as compared to 35.6% for fiscal 2001. The decrease is a result of fewer PC titles released during fiscal 2002.

    The increase in distribution revenues was primarily attributable to the commercial introduction of Xbox and GameCube and the continued rollout of PlayStation 2 and the sale of software for these console platforms. Distribution revenue represented 28.5% and 45.9% of net sales for fiscal 2002 and 2001, respectively. Fiscal 2001 included $6,598 attributable to the adoption of SAB 101.

    International operations accounted for approximately $159,245, or 20.0% of net sales for fiscal 2002 compared to $106,565 or 23.6% for fiscal 2001. The increase in absolute dollars was primarily attributable to expanded publishing operations in Europe, including the release of Max Payne and State of Emergency for PlayStation 2, Grand Theft Auto 3 for the PC and continued sales of Grand Theft Auto 3 for PlayStation 2.

                                  Cost of Sales

                                        Years ended October 31,
                                 -----------------------------------------------------------
                                             % of                 % of        $          %
                                   2002      sales     2001      sales     Increase     Inc
                                 -----------------------------------------------------------
Product costs                    $411,518    51.8    $282,279     62.5     $129,239     45.8
Royalties                          80,442    10.1      19,875      4.4       60,567    304.7
Software development costs          8,124     1.0       4,169      0.9        3,955     94.9
                                 -----------------------------------------------------------
   Total cost of sales           $500,084    62.9    $306,323     67.9     $193,761     63.3
                                 ===========================================================

    Cost of Sales. The decrease in product costs as a percentage of net sales was due to the higher proportion of publishing net sales which have lower product costs than distribution net sales, partly offset by the shift in publishing product mix to higher cost console titles from lower cost PC titles. Fiscal 2002 includes $3,064 of litigation settlement costs relating to a distribution agreement, while fiscal 2001 includes an impairment charge of $3,397 relating to a reduction in the value of certain acquired Internet assets. Product costs in fiscal 2001 included $15,106 related to the adoption of SAB 101.

    The increase in royalties were due to higher royalty payments and increased amortization of prepaid royalties as a result of increased product sales, principally for State of Emergency, Max Payne, Midnight Club and Smuggler's Run. In addition, we wrote off $14,122 of prepaid royalties, principally due to the termination of several projects in 2002. We also implemented a royalty program for certain of our development personnel based on product sales.

    The increase in software development costs in absolute dollars reflects higher amortization principally related to the Grand Theft Auto titles. These software development costs relate to our internally developed titles.

                               Operating Expenses

                                        Years ended October 31,
                                 -----------------------------------------------------------
                                                                              $          %
                                             % of                 % of     Increase     Inc
                                   2002      sales     2001      sales    (Decrease)   (Dec)
                                 -----------------------------------------------------------
Selling and marketing            $ 77,990     9.8    $ 52,998     11.7     $24,992      47.2
General and administrative         71,544     9.0      44,867      9.9      26,677      59.5
Research and development           11,524     1.5       6,190      1.4       5,334      86.2
Depreciation and amortization      10,829     1.4      12,641      2.8      (1,812)    (14.3)
                                 -----------------------------------------------------------
   Total operating expenses      $171,887    21.6    $116,696     25.9     $55,191      47.3
                                 ===========================================================

    Selling and marketing. The increase in selling and marketing expense was attributable to television and other advertising expenses relating to Grand Theft Auto 3, Max Payne, Grand Theft Auto: Vice City and Conflict Desert Storm during fiscal 2002.

    General and administrative. The increase in general and administrative expense was attributable to increased personnel expenses primarily relating to salaries of additional executive, financial, accounting and information technology personnel and legal and professional fees incurred in connection with legal proceedings and regulatory matters as well as litigation settlement costs relating to a distribution arrangement.

    Research and development. The increase in research and development costs was attributable to bonus compensation, increased staffing levels and the acquisition of Barking Dog Studios. Once software development projects reach technological feasibility, which is relatively early in the development process, a substantial portion of our research and development costs are capitalized and subsequently amortized as cost of goods sold.

    Depreciation and amortization. The depreciation and amortization expense decrease was due to our adoption of SFAS 142, and was partly offset by increased depreciation related to the implementation of a new accounting software system and amortization related to the Max Payne acquisition.

    Income from Operations. Income from operations increased by $94,328, or 332.4%, to $122,705 for fiscal 2002 from $28,377 for fiscal 2001, due to the changes referred to above.

    Interest (Income) Expense, net. Interest expense decreased by $8,030, or 94.4%, to $480 for fiscal 2002 from $8,510 for fiscal 2001. The decrease was attributable to substantially lower levels of borrowing from our credit facilities and interest income earned on invested cash.

    Gain on Sale of Subsidiary. We recorded a non-operating gain of $651 on the sale of our Jack of All Games UK subsidiary during fiscal 2001.

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

    Loss on Early Extinguishment of Debt. During fiscal 2001, we incurred a charge of $3,165 upon the early repayment of $15,000 of subordinated indebtedness.

    Provision for Income Taxes. We incurred income tax expense of $49,375 for fiscal 2002 as compared to a benefit of $2,450 for fiscal 2001. The increase was primarily attributable to increased taxable income. The difference between the statutory rate and the effective rates of 40.8% and (59.4%) for fiscal 2002 and 2001, respectively, primarily is the result of state and foreign tax rate differentials and non-deductible items, such as amortization of intangibles.

    Cumulative Effect of Change in Accounting Principle. In connection with the adoption of SAB 101, we recognized a cumulative effect of $5,244, net of taxes of $3,496, in fiscal 2001.


    Net Income. For fiscal 2002, we achieved net income of $71,563, as compared to net loss of $6,918 for fiscal 2001.

Liquidity and Capital Resources

    Our primary cash requirements are to fund the development and marketing of our products. We satisfy our working capital requirements primarily through cash flow from operations. At October 31, 2003, we had working capital of $348,155 as compared to working capital of $196,555 at October 31, 2002.

    Our cash and cash equivalents increased $75,108 to $183,477 at October 31, 2003, from $108,369 at October 31, 2002. The increase is primarily attributable to $80,628 of cash provided by operating activities and by $44,562 provided by financing activities, partly offset by $45,881 used in investing activities.

    Net cash provided by operating activities for fiscal 2003 was $80,628 compared to $144,998 for fiscal 2002 and $27,319 for fiscal 2001. The decrease in fiscal 2003 was primarily attributable to cash used to finance significantly increased levels of accounts receivables and inventories, increases in prepaid expenses and software development costs, partly offset by an increase in net income, higher non-cash adjustments principally relating to the consolidation of our distribution facilities and increased tax benefit from stock options. The increase in cash provided by operating activities in fiscal 2002 was primarily attributable to increased net income and our focus on working capital management in both fiscal 2002 and 2001. The increase in cash provided from operations for fiscal 2002 was also attributable to increases in accounts payable and accrued expenses, partly offset by increased levels of inventories, prepaid expenses and accounts receivable.

    Net cash used in investing activities for fiscal 2003 was $45,881 as compared to $18,084 for 2002 and $13,479 for fiscal 2001. The increase in fiscal 2003 is primarily attributable to higher expenditures for the acquisition of development studios and lower proceeds from sale of investments, partly offset by fewer intangible assets acquisitions. The increase in fiscal 2002 is primarily attributable to the acquisition of the Max Payne intangible assets and the Barking Dog development studio and increased expenditures for fixed assets. Net cash used in investing activities for fiscal 2001 related primarily to the purchase of fixed assets and to a lesser extent acquisitions.

    Net cash provided by financing activities for fiscal 2003 was $44,562 as compared to net cash used in financing activities for fiscal 2002 of $31,988 and $11,790 for fiscal 2001. The increase in fiscal 2003 was primarily attributable to the absence of repayment of indebtedness and higher proceeds from the exercise of stock options. The increase in net cash used in financing activities for fiscal 2002 was primarily attributable to the absence of private placement proceeds in fiscal 2002 and the repayment of indebtedness. Net cash used in fiscal 2001 related primarily to the repayment of indebtedness offset by proceeds from equity offerings and the exercise of stock options and warrants.

    In December 1999, we entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank's prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on our consolidated leverage ratio (as defined). We are required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by our accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of our domestic subsidiaries. Available borrowings under the agreement are reduced by the amount of outstanding letters of credit, which were $9,290 at October 31, 2003. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of October 31, 2003, we were in compliance with such covenants. The loan agreement limits or prohibits us from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. We had no outstanding borrowings under the revolving line of credit as of October 31, 2003.

    In February 2001, our United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002, with Lloyds TSB Bank plc ("Lloyds") under which Lloyds agreed to make available borrowings of up to approximately $22,200. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank's base rate, and are guaranteed by us. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2004. We had no outstanding guarantees or borrowings under this facility as of October 31, 2003.

    For fiscal 2003, 2002 and 2001, we received proceeds of $44,865, $23,308 and $22,931, respectively, relating to the exercise of stock options and warrants.

    In December 2003, we acquired all of the outstanding capital stock and paid certain liabilities of TDK Mediactive. The purchase price of approximately $14,276 consisted of $17,116 in cash and issuance of 163,641 restricted shares of our common stock (valued at $5,160), reduced by approximately $8,000 due to TDK under a distribution agreement.

    Our accounts receivable, less allowances, which includes doubtful accounts, returns, price concessions, rebates and other sales allowances, at October 31, 2003 was $166,536 as compared to $105,576 at October 31, 2002.

    The increase of $92,971 in gross accounts receivable at October 31, 2003 principally reflects increased product releases at year end as well as cash received in advance of products shipped at the end of fiscal 2002. Two retail customers each accounted for more than 10% of the receivable balance (28.3% in aggregate) at October 31, 2003. As of October 31, 2003, most of our receivables had been covered by insurance, with certain limits and deductibles, in the event of a customer's bankruptcy or insolvency. In November 2003, we terminated our receivables insurance. Generally, we have been able to collect our receivables in the ordinary course of business. We do not hold any collateral to secure payment from customers. As a result, we are subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due, we could be required to increase our allowance for doubtful accounts, which could adversely affect our liquidity and working capital position.

    Our allowances increased from $30,806 at October 31, 2002 to $62,817 at October 31, 2003 and increased as a percentage of gross receivables from 22.6% at October 31, 2002 to 27.4% at October 31, 2003. The increase was due to additional price concessions and returns for our published products and additional bad debts, net of deductibles and insurance proceeds, related to the bankruptcy of two customers, the losses from which were not entirely covered by insurance. We had accounts receivable days outstanding of 56 days for the three months ended October 31, 2003, as compared to 45 days for the three months ended October 31, 2002. Receivable days outstanding increased primarily as a result of increased product releases at year end. Our receivable days outstanding fluctuate from period to period depending on the timing of product releases.

    Inventories of $101,748 at October 31, 2003 increased $27,357 from October 31, 2002, reflecting higher levels of distribution products to support the growth of this business. Accounts payable of $106,172 at October 31, 2003 increased $26,512 primarily due to the increase in inventory levels.

    In September 2002, we relocated our principal executive offices to 622 Broadway, New York, New York. We have recently leased additional space at 622 Broadway to accommodate our expanded operations. We estimate that as of October 31, 2003 we will incur an additional $1,200 in capital expenditures for continuing renovations and leasehold improvements for this space. In connection with signing a ten year lease, we provided a standby letter of credit of $1,560, expiring December 31, 2003. As a result of the relocation, we recorded expenses of $363 and $514 in fiscal 2003 and 2002, respectively, related to lease costs with regard to our former executive offices. In addition, we expect to spend an additional $4,000 in connection with the implementation of accounting software systems for our international operations and the upgrade for our domestic operations. We are considering expanding our distribution facilities in Cincinnati, Ohio, which would require additional capital expenditures for leasehold improvements and equipment. As of the date of this report, we have no other material commitments for capital expenditures.

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

Contractual Obligations and Contingent Liabilities and Commitments

    Our offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from December 2003 to October 2013. We also lease certain furniture, equipment and automobiles under non- cancelable leases expiring through October 2007. Our future minimum rental payments for the year ending October 31, 2004 are $7,268 and aggregate minimum rental payments through applicable lease expirations are $37,865.

    We have entered into distribution agreements under which we purchase various software games. These agreements, which expire between June 2004 and March 2005, require remaining aggregate minimum guaranteed payments of $14,330 at October 31, 2003, including $3,491 of payments due pursuant to an agreement with TDK Mediactive. These agreements are collateralized by a standby letter of credit of $3,600 at October 31, 2003. Additionally, assuming performance by third-party developers, we have outstanding commitments under various software development agreements to pay developers an aggregate of $27,224 over the fiscal year ending October 31, 2004.

    In connection with our acquisition of the publishing rights to the Duke Nukem franchise for PC and video games in December 2000, we are obligated to pay $6,000 contingent upon delivery of the final version of Duke Nukem Forever for the PC. In May 2003, we agreed to pay up to $6,000 upon the achievement of certain sales targets for Max Payne 2. We also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy's profits for the first three years after acquisition. The payables will be recorded when the conditions requiring their payment are met.

    The following table summarizes our minimum contractual obligations and commercial commitments as of October 31, 2003:

---------------------------------------------------------------------------------------------------
                                                Payments due by periods ended October 31,
---------------------------------------------------------------------------------------------------
                                                                                          2009 and
Contractual Obligations               Total      2004     2005 to 2006    2007 to 2008   thereafter
---------------------------------------------------------------------------------------------------
Capital Lease Obligations            $   176   $   103       $    73             --             --
---------------------------------------------------------------------------------------------------
Operating Lease Obligations           38,086     7,268        10,497         $8,289        $12,032
---------------------------------------------------------------------------------------------------
Letters of Credit                      9,290     9,290            --             --             --
---------------------------------------------------------------------------------------------------
Publishing Arrangements               36,555    27,224         8,822            509             --
---------------------------------------------------------------------------------------------------
Distribution Arrangements             14,330    14,330            --             --             --
---------------------------------------------------------------------------------------------------
Total                                $98,437   $58,215       $19,392         $8,798        $12,032
---------------------------------------------------------------------------------------------------

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

International Operations

    Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. For fiscal 2003 and 2002, sales in international markets accounted for approximately 27.9% and 20.0%, respectively, of our net sales. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

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

    The market for interactive entertainment software titles is characterized by short product life cycles. The interactive entertainment software market is characterized by short product life cycles and frequent introductions of new products. New products introduced by us may not achieve significant market acceptance or achieve sufficient sales to permit us to recover development, manufacturing and marketing costs. Historically, few interactive entertainment software products have achieved sustained market acceptance. Even the most successful titles remain popular for only limited periods of time, often less than nine months, although sales of certain products may extend for significant periods of time, including through our election to participate in Sony's Greatest Hits and Microsoft's Platinum Hits programs.

    The life cycle of a game generally involves a relatively high level of sales during the first few months after introduction followed by a decline in sales. Because net sales associated with the initial shipments of a new product generally constitute a high percentage of the total net sales associated with the life of a product, any delay in the introduction of one or more new products could adversely affect our operating results. Additionally, because we introduce a relatively limited number of new products in any period, the failure of one or more of our products to achieve market acceptance could adversely affect our operating results.

    A significant portion of our net sales is derived from a limited number of titles. For the year ended October 31, 2003, our ten best selling titles accounted for approximately 50.5% of our net sales, with Grand Theft Auto: Vice City for PlayStation 2 accounting for 33.6% of our net sales, Midnight Club 2 for PlayStation 2 accounting for 4.1% of our net sales and Grand Theft Auto:
Vice City for PC accounting for 2.6% of our net sales. Our ten best selling titles accounted for approximately 59.5% of our net sales for the year ended October 31, 2002. For this period, Grand Theft Auto 3 for PlayStation 2 accounted for 29.8% of our net sales, Grand Theft Auto: Vice City for the PlayStation 2 accounted for 7.5% of our net sales and Max Payne for PlayStation 2 accounted for 6.6% of our net sales. Our ten best selling titles accounted for approximately 30.8% of our net sales for the fiscal year ended October 31, 2001. Our future titles may not be commercially viable. If we fail to continue to develop and sell new, commercially successful titles, our net sales and profits may decrease substantially and we may incur losses.

    Our quarterly operating results may vary significantly, which could cause our stock price to decline. We have experienced and may continue to experience wide fluctuations in quarterly operating results. The interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter (our fourth and first fiscal quarters), due primarily to the increased demand for games during the holiday buying season. Our failure or inability to introduce products on a timely basis to meet seasonal fluctuations in demand will harm our business and operating results. These fluctuations could also cause our stock price to decline. Other factors that cause fluctuations include:

   o delays in the introduction of new titles;

   o the size and timing of product and business acquisitions;

   o variations in sales of titles designed to operate on particular platforms;

   o development and promotional expenses relating to the introduction of new titles;

   o availability of hardware platforms;

   o the timing and success of title introductions by our competitors;

   o product returns and price concessions;

   o the timing of orders from major customers.

    Our expense levels are based, in part, on our expectations regarding future sales and therefore our operating results would be harmed by a decrease in sales or a failure to meet our sales expectations. The uncertainties associated with interactive entertainment software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations. In future quarters our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock could significantly decline.

    The interactive entertainment software industry is cyclical, and we may fail to anticipate changing consumer preferences. Our business is subject to all of the risks generally associated with the interactive entertainment software industry, which has been cyclical in nature and has been characterized by periods of significant growth followed by rapid declines. Our future operating results will depend on numerous factors beyond our control, including:

   o the popularity, price and timing of new software and hardware platforms being released and distributed by us and our competitors;

   o international, national and regional economic conditions, particularly economic conditions adversely affecting discretionary consumer spending;

   o war, acts of terrorism and military action, which could adversely affect consumer preferences in entertainment;

   o changes in consumer demographics;

   o the availability and popularity of other forms of entertainment; and

   o critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted.

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

    Rapidly changing technology and platform shifts could hurt our operating results. The interactive entertainment industry in general is associated with rapidly changing technology. As more advanced platforms achieve market acceptance, consumer demand for software for older platforms declines.

    We are devoting significant development resources primarily on products designed for Sony's PlayStation 2 and Microsoft's Xbox. If consumer demand for these platforms declines generally or as a result of the next hardware transition cycle, we may experience lower than expected sales or losses from products designed for these platforms.

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

    It is difficult to anticipate hardware development cycles and we must make substantial development and investment decisions well in advance of the introduction of new hardware products. If new hardware products are delayed or do not meet our expectations for consumer acceptance we may not be able to recover our investment and our business and financial results could be adversely affected.

    Our business is dependent on publishing arrangements with third parties. Our success depends on our ability to identify and develop new titles on a timely basis. We have entered into agreements with third parties to acquire the rights to publish and distribute interactive entertainment software. These agreements typically require us to make advance payments, pay royalties and satisfy other conditions. Our advance payments may not be sufficient to permit developers to develop new software successfully. In addition, software development costs, promotion and marketing expenses and royalties payable to software developers have increased significantly in recent years and reduce the potential profits derived from sales of our software. Future sales of our titles may not be sufficient to recover advances to software developers, and we may not have adequate financial and other resources to satisfy our contractual commitments. If we fail to satisfy our obligations under these license agreements, the agreements may be terminated or modified in ways that may be burdensome to us.

    Returns of our published titles and price concessions may adversely affect our operating results. We are exposed to the risk of product returns and price concessions with respect to our customers. Our distribution arrangements with customers do not give them the right to return titles to us or to cancel firm orders. However, we sometimes accept product returns from our distribution customers for stock balancing and negotiate accommodations to customers which include credits and returns, when demand for specific products falls below expectations. We accept returns and grant price concessions in connection with our publishing arrangements. Revenue is recognized after deducting estimated reserves for returns and price concessions. We believe that we can reliably estimate future returns and price concessions. However, if return rates and price concessions for our published titles exceed our reserves, our net sales will decline.

    The interactive entertainment software industry is highly competitive. We compete for both licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. Each of these competitors has the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television spots. These companies may also increase their own software development efforts or focus on developing software products for third-party platforms. We also compete with domestic companies such as Electronic Arts, Activision, THQ, Midway Games, Acclaim Entertainment and Atari and international companies such as Sega, Vivendi, Ubi Soft, Eidos, Capcom, Konami and Namco. Some of our competitors have greater financial, technical, personnel and other resources than we do, and are able to carry larger inventories and make higher offers to licensors and developers for commercially desirable properties than we can. Our titles also compete with other forms of entertainment such as motion pictures, television and audio and video products featuring similar themes, online computer programs and forms of entertainment which may be less expensive or provide other advantages to consumers.

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

    A limited number of customers may account for a significant portion of our sales. Sales to our five largest customers accounted for approximately 38.6%, 31.4% and 20.8%, respectively, of our net sales for the years ended October 31, 2003, 2002 and 2001. For the year ended October 31, 2003, sales of our products to Wal-Mart accounted for 11.4% of our net sales. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments. Our customers may terminate their relationship with us at any time. The loss of our relationships with principal customers or a decline in sales to principal customers could harm our operating results. Bankruptcies or consolidations of certain large retail customers could also seriously hurt our business.

    We are subject to credit and collection risks. Our sales are typically made on credit. We do not hold any collateral to secure payment by our customers. As a result, we are subject to credit risks, particularly in the event that any of our receivables represent sales to a limited number of retailers or are concentrated in foreign markets. We recently terminated our receivables insurance. Although we continually assess the creditworthiness of our customers, which are principally large, national retailers, if we are unable to collect our accounts receivable as they become due, it could adversely affect our financial condition.

    Rating systems for interactive entertainment software, potential legislation and consumer opposition could inhibit sales of our products. Trade organizations within the video game industry require interactive entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and impose penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for sales of interactive entertainment software in such countries. In some instances, we may be required to modify our products to comply with the requirements of such rating systems, which could delay the release of those products in such countries. Our software titles receive a rating of "E" (age 6 and older), "T" (age 13 and over) or "M" (age 17 and over). Most of our new titles (including Grand Theft Auto 3, Grand Theft Auto: Vice City, Max Payne 2: The Fall of Max Payne, Manhunt and Mafia) have received an M rating. We believe that we comply with such rating systems and properly display the ratings and content descriptions received for our titles.

    Several proposals have been made for federal legislation to regulate the interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, television and music containing violence or sexually explicit material, and the Federal Trade Commission has issued reports with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of interactive entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas (including legislation prohibiting the sale of certain "M" rated video games to minors) and by engaging in public demonstrations and media campaigns. Retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our "M" rated products, and adversely affect our operating results. If any groups (including international, national and local political and regulatory bodies) were to target our "M" rated titles, we might be required to significantly change or discontinue a particular title, which in the case of our best selling titles could seriously hurt our business. Although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have been unsuccessful, a claim of this kind has been asserted against us. See Item 3 "Legal Proceedings."

    We cannot publish our console titles without the approval of hardware manufacturers. We are required to obtain a license from Sony, Microsoft and Nintendo, our principal competitors, to develop and publish titles for their respective hardware platforms. Our existing hardware console platform licenses require that we obtain approval for the publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms, along with our ability to time the release of these titles and, accordingly, our net sales from titles for these hardware platforms, may be limited. If any manufacturer chooses not to renew or extend our license agreement at the end of its current term, or if the manufacturer were to terminate our license for any reason, we would be unable to publish additional titles for that manufacturer's hardware platform. Termination of any such agreements would seriously hurt our business.

    License agreements relating to these rights generally extend for a term of three or four years. The agreements are terminable upon the occurrence of a number of factors, including: (1) breach of the agreement by us; (2) our bankruptcy or insolvency; or (3) our entry into a relationship with, or acquisition by, a competitor of the manufacturer. We cannot assure you that we will be able to obtain new or maintain existing licenses on acceptable terms, or at all.

    Sony and Nintendo are the sole manufacturers of the titles we publish under license from them. Games for the Xbox must be manufactured by pre- approved manufacturers. Each platform license provides that the manufacturer may raise prices for the titles at any time and grants the manufacturer substantial control over the release of new titles. Each of these manufacturers also publishes software for its own platforms and manufactures titles for all of its other licensees and may choose to give priority to its own titles or those of other publishers if it has insufficient manufacturing capacity or if there is increased demand for its or other publishers' products.

    In addition, these manufacturers may not have sufficient production capacity to satisfy our scheduling requirements during any period of sustained demand. If manufacturers do not supply us with finished titles on favorable terms without delays, our operations would be materially interrupted, and we would be unable to obtain sufficient amounts of our product to sell to our customers. If we cannot obtain sufficient product supplies, our net sales will decline and we could incur losses.

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

    As the amount of interactive entertainment software titles in the market increases and the functionality of this software further overlaps, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes the copyrights or patents of others. From time to time, we receive notices from third parties or are named in lawsuits by third parties alleging infringement of their proprietary rights. Although we believe that our software and technologies and the software and technologies of third-party developers and publishers with whom we have contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others has or may occur. Any claims of infringement, with or without merit, could be time consuming, costly and difficult to defend. Moreover, intellectual property litigation or claims could require us to discontinue the distribution of products, obtain a license or redesign our products, which could result in additional substantial costs and material delays.

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

    We depend on third-party software developers and our internal development studios to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles ranges from twelve to twenty-four months. After development of a product, it may take between nine to twelve additional months to develop the product for other hardware platforms. If developers experience financial difficulties, additional costs or unanticipated development delays, we will not be able to release titles according to our schedule.

    Our software is susceptible to errors, which can harm our financial results and reputation. The technological advancements of new hardware platforms allow more complex software products. As software products become more complex, the risk of undetected errors in products when first introduced increases. If, despite testing, errors are found in new products or releases after shipments have been made, we could experience a loss of or delay in timely market acceptance, product returns, loss of net sales and damage to our reputation.

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

    We may not be able to adequately adjust our cost structure in a timely fashion in response to a sudden decrease in demand. A significant portion of our selling and general and administrative expense is comprised of personnel and facilities. In the event of a significant decline in net sales, we may not be able to exit facilities, reduce personnel, or make other significant changes to our cost structure without significant disruption to our operations or without significant termination and exit costs. Management may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in net sales and gross profit.

    Our distribution business is dependent on suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis. Our ability to obtain particular products in required quantities and to fulfill customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, limited price concessions or return rights offered by publishers may have a bearing on the amount of product we may be willing to purchase. Our industry may experience significant hardware supply shortages from time to time due to the inability of certain manufacturers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term hardware inventory shortages. In addition, manufacturers or publishers who currently distribute their products through us may decide to distribute, or to substantially increase their existing distribution, through other distributors, or directly to retailers.

    We are subject to the risk that our inventory values may decline and protective terms under supplier arrangements may not adequately cover the decline in values. The interactive entertainment software and hardware industry is characterized by the introduction of new and enhanced generations of products and evolving industry standards. These changes may cause inventory to decline substantially in value or to become obsolete. We are also exposed to inventory risk in our distribution business to the extent that supplier price concessions are not available on all products or quantities and are subject to time restrictions. In addition, suppliers may become insolvent and unable to fulfill price concession obligations.

    We are subject to risks and uncertainties of international trade. Sales in international markets, primarily in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. Sales in international markets accounted for approximately 27.9%, 20.0% and 23.6%, respectively, of our net sales for the year ended October 31, 2003, 2002 and 2001. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies.

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

    We are subject to SEC proceedings that may result in sanctions and monetary penalties. We received a Wells Notice from the Staff of the SEC stating the Staff's intention to recommend that the SEC bring an enforcement action seeking an injunction and monetary damages against us alleging that we violated certain provisions of the federal securities laws. The proposed allegations stem from the previously disclosed SEC investigation into certain accounting matters related to our financial statements, periodic reporting and internal accounting controls. The investigation is continuing and we expect to receive additional requests for information.

    Restatements of our financial statements could result in lawsuits. The Staff of the SEC has raised issues with respect to our revenue recognition policies and certain sales transactions and its impact on our current and historical financial statements. After a detailed review, we restated our previously issued financial statements to reflect our revised revenue recognition policy with respect to establishing reserves for price concessions for our published products, as well as to increase our provision for returns at October 31, 2000 with respect to certain sales transactions primarily to retail customers with a corresponding reduction in the returns provision in 2001. Although we have entered into discussions with the Staff to address the issues raised in the Wells Notice, we are unable to predict the outcome of these discussions. We may be subject to class action lawsuits seeking damages as a result of the restatements. See Note 2 to Consolidated Financial Statements.

    We are uncertain about the future of our management and key personnel. Our Chairman has received a Wells Notice from the Staff of the SEC. Our Chairman founded the company and we depend on this individual for our strategic and operating decisions. The loss of the services of this individual could have a material adverse effect on our business and prospects. Additionally, pursuant to the terms of his amended employment contract, our Chief Executive Officer has the right to elect to voluntarily terminate his agreement and resign at any time after March 31, 2004 and receive his full salary and bonus during the eighteen-month period following such resignation. Furthermore, we are dependent upon the expertise and skills of certain of our Rockstar employees responsible for content creation and product development and marketing. Although we have employment agreements with each of these creative, development and marketing personnel, and we have granted them incentives in the form of an internal royalty program based on sales of Rockstar published products, there can be no assurance that we will be able to continue to retain these personnel at current compensation levels, or at all. Failure to continue to attract and retain qualified management, creative, development, financial, marketing, sales and technical personnel could materially adversely affect our business and prospects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      (Dollars in thousands)

    We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

    Historically, fluctuations in interest rates have not had a significant impact on our operating results. At October 31, 2003, we had no outstanding variable rate indebtedness.

    We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter or year end. Translation adjustments are included as a separate component of stockholders' equity. For the year ended October 31, 2003, our foreign currency translation adjustment gain was $4,119. Foreign exchange transaction gain for the year ended October 31, 2003 was $2,015. A hypothetical 10% change in applicable currency exchange rates at October 31, 2003 would result in a material translation adjustment.

Item 8. Financial Statements and Supplementary Data

     The financial statements appear in a separate section of this report following Part III.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     Based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level for recording, processing, summarizing and reporting the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There were no changes in our internal controls over financial reporting during the fiscal quarter ended October 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

    The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2004, entitled "Election of Directors" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 11. Executive Compensation

     The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2004, entitled "Executive Compensation" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2004, entitled "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 13. Certain Relationships and Related Transactions

    The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2004, entitled "Certain Relationships and Related Transactions" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 14. Principal Accountant Fees and Services

    The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2004, entitled "Principal Accountant Fees and Services" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a) The following documents are filed as part of this Report:

               (i) Financial Statements. See Index to Financial Statements on page 43 of this Report.

               (ii)    Financial Statement Schedule. See page 88 of this Report.

               (iii)   Exhibits

                       3.1     Restated Certificate of Incorporation

                       3.1.1   Certificate of Designation, dated March 11, 1998

                       3.1.2 Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998

                       3.1.3 Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003

                       3.2     By-Laws (1)

                       10.1    1997 Stock Option Plan (1) +

                       10.2    2002 Stock Option Plan (2) +

                       10.3 Incentive Stock Plan adopted by the Board of Directors on June 12, 2003. (3) +

                       10.4 Amended and Restated Credit Agreement, dated August 28, 2002, by and among the Company, certain of its subsidiaries, certain lenders and Bank of America, N.A., as agent. (4)

                       10.5 Loan Agreement with Lloyds TBS Commercial and Take-Two Interactive Software Europe Ltd. (5)

                       10.6 Employment Agreement, dated February 15, 2002, by and between the Company and Karl H. Winters.
                               (6) +

                       10.7 Employment Agreement, dated August 1, l998, as amended, by and between the Company and Ryan A. Brant. (7) +

                       10.8 Amendment to Employment Agreement with Ryan A. Brant, dated November 18, 2002. (8) +

                       10.9 Employment Agreement dated as of November 18, 2002, by and between the Company and Jeffrey C. Lapin. (8) +

                       10.10   Amendment to Employment Agreement with, Jeffrey
                               C. Lapin dated December 9, 2003. +

                       10.11 Licensed Publishing Agreement dated April 1, 2000 between Sony Computer Entertainment America, Inc. and the Company. (9) *

                       10.12 Publishing Agreement dated May 8, 1998 between Gathering of Developers I, Ltd. and Apogee Software, Ltd/ 3D Realms. (10) *

                       10.13 Xbox Publisher License Agreement dated December 14, 2000 between Microsoft Corporation and the Company. (5) *

                       10.14 Confidential License Agreement for Nintendo Game Cube dated September 24, 2001 between Nintendo of America, Inc. and the Company. (5) *

                       10.15 Letter Agreement dated July 21, 2001 between Apogee Software, Ltd and the Company. (9)

                       10.16 Development and Publishing Agreement dated February 10, 2000 by and between the Company and VIS International plc. (11)

                       10.17 Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002. (4)

                       10.18 Asset Purchase Agreement between Apogee Software, Ltd., Remedy Entertainment and the Company. (12)

                       10.19 Stock Purchase Agreement, dated November 19, 2002, by and between the Company and Angel Studios, Inc. (13)

                       21.1    Subsidiaries of the Company.

                       23.1    Consent of PricewaterhouseCoopers LLP.

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

               (2) Incorporated by reference to the Company's Proxy Statement dated May 10, 2002.

               (3) Incorporated by reference to the applicable exhibit contained in the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 2003.

               (4) Incorporated by reference to the applicable exhibit contained in the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 2002.

               (5) Incorporated by reference to the applicable exhibit contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2001.

               (6) Incorporated by reference to the applicable exhibit contained in the Company's Annual Report on Form 10-K/A in the year ended October 31, 2001.

               (7) Incorporated by reference to the applicable exhibit contained in the Company's Registration Statement on Form S-1 (File No. 333-748851).

               (8) Incorporated by reference to the applicable exhibit contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2002.

               (9) Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated May 7, 2002.

               (10) Incorporated by reference to the applicable exhibit contained in the Company's Registration Statement on Form S-3/A dated September 14, 2001 (File no. 333- 66748).

               (11) Incorporated by reference to the applicable exhibit contained in the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 2002.

               (12) Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated June 5, 2002.

               (13) Incorporated by reference to the applicable exhibit contained in the Company's Current Report on Form 8-K dated November 22, 2002.

        (b) Reports on Form 8-K filed during the quarter ended October 31, 2003:

    On September 3, 2003, the Company furnished a Current Report on Form 8-K to report the Press Release dated September 3, 2003 relating to the Company's financial results for the third fiscal quarter ended July 31, 2003. (Items 7, 9 and 12)

    On October 22, 2003, the Company filed a Current Report on Form 8-K to report a legal proceeding filed in the Fourth Judicial District for the State of Tennessee Circuit Court of Cocke County entitled Hamel et al vs. Sony Computer Entertainment America, Inc., Take-Two Interactive Software, Inc.,
Rockstar Games Inc., and Walmart, Inc. (Item 5)

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
                           YEAR ENDED OCTOBER 31, 2003


                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors                                                44

Consolidated Balance Sheets - At October 31, 2003 and 2002
  (Restated)                                                                  45

Consolidated Statements of Operations - For the years ended
  October 31, 2003, 2002 (Restated) and 2001 (Restated)                       46

Consolidated Statements of Cash Flows - For the years ended
  October 31, 2003, 2002 (Restated) and 2001 (Restated)                       48

Consolidated Statements of Stockholders' Equity - For the
  years ended October 31, 2001 (Restated), 2002 (Restated) and
  2003                                                                        50

Notes to Consolidated Financial Statements                                    52

Financial Statement Schedule:

 II - Valuation and Qualifying Accounts - For the years ended
  October 31, 2003, 2002 (Restated) and 2001 (Restated)                       88

                         Report of Independent Auditors


To the Board of Directors and
Shareholders of Take-Two Interactive Software, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Take-Two Interactive Software, Inc. and its subsidiaries ("the Company") at October 31, 2003 and October 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to Consolidated Financial Statements, the Company has restated its financial statements for the years ended October 31, 2002 and 2001.

As discussed in Note 3, effective November 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Accordingly, the Company discontinued the amortization of goodwill as of that date. Also, as discussed in Note 3, effective November 1, 2000, the Company changed its method of accounting for revenue recognition to conform to the requirements of SEC Staff Bulletin No. 101, "Revenue Recognition".


/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2004

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)
--------------------------------------------------------------------------------

                                                        October 31,
                                                    2003             2002
                                               -------------   --------------
                                                                (Restated)
ASSETS
Current assets
 Cash and cash equivalents                     $     183,477   $     108,369
 Accounts receivable, net of allowances
  of $62,817 and $30,806 at October 31,
  2003 and 2002, respectively                        166,536         105,576
 Inventories                                         101,748          74,391
 Prepaid royalties                                    12,196          14,215
 Prepaid expenses and other current assets            41,112          19,569
 Deferred tax asset                                    8,333           6,245
                                               -------------   -------------
   Total current assets                              513,402         328,365
                                               -------------   -------------
 Fixed assets, net                                    22,260          15,319
 Prepaid royalties                                     8,439          12,203
 Capitalized software development costs, net          16,336          10,385
 Investments                                              --              97
 Goodwill, net                                       101,498          61,529
 Intangibles, net                                     44,836          55,293
 Deferred tax asset                                       --           7,983
 Other assets, net                                       527             266
                                               -------------   -------------
   Total assets                                $     707,298   $     491,440
                                               =============   =============

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                              $     106,172   $      79,660
 Accrued expenses and other current
  liabilities                                         56,707          50,698
 Income taxes payable                                  2,265           1,357
 Current portion of capital lease obligation             103              95
                                               -------------   -------------
   Total current liabilities                         165,247         131,810
Capital lease obligation, net of current
  portion                                                 73             201
Deferred tax liability                                 8,486           3,885
                                               -------------   -------------
   Total liabilities                                 173,806         135,896
                                               -------------   -------------
Stockholders' equity
 Common stock, par value $.01 per share;
  50,000,000 shares authorized (100,000,000
  as of November 17, 2003); 44,227,215 and
  40,361,739 shares issued and outstanding at
  October 31, 2003 and 2002, respectively                442             404
 Additional paid-in capital                          350,852         273,502
 Deferred compensation                                (1,890)           (227)
 Retained earnings                                   185,024          86,906
 Accumulated other comprehensive loss                   (936)         (5,041)
                                               -------------   -------------
   Total Stockholders' Equity                        533,492         355,544
                                               -------------   -------------
   Total Liabilities and Stockholders' Equity  $     707,298   $     491,440
                                               =============   =============


        The accompanying notes are an integral part of these consolidated financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                      Consolidated Statements of Operations
                        (In thousands, except share data)
-------------------------------------------------------------------------------


                                                                                        Years Ended October 31,
                                                                                 -------------------------------------
                                                                                    2003          2002         2001
                                                                                 ----------    ----------   ----------
                                                                                               (Restated)   (Restated)
Net sales                                                                        $1,033,693     $794,676     $451,396
                                                                                 ----------     --------     --------
Cost of sales
 Product costs                                                                      537,257      411,518      282,279
 Royalties                                                                           89,294       80,442       19,875
 Software development costs                                                          11,003        8,124        4,169
                                                                                 ----------     --------     --------
   Total cost of sales                                                              637,554      500,084      306,323
                                                                                 ----------     --------     --------
    Gross profit                                                                    396,139      294,592      145,073
                                                                                 ----------     --------     --------
Operating expenses
 Selling and marketing                                                              103,015       77,990       52,998
 General and administrative                                                          88,083       71,544       44,867
 Research and development                                                            25,107       11,524        6,190
 Depreciation and amortization                                                       16,923       10,829       12,641
                                                                                 ----------     --------     --------
   Total operating expenses                                                         233,128      171,887      116,696
                                                                                 ----------     --------     --------
   Income from operations                                                           163,011      122,705       28,377
                                                                                 ----------     --------     --------
 Interest (income) expense, net                                                      (2,265)         480        8,510
 Gain on sale of subsidiary                                                              --           --         (651)
 (Gain) loss on Internet investments                                                    (39)        (181)      21,477
 Class action settlement costs                                                           --        1,468           --
 Loss on early extinguishment of debt                                                    --           --        3,165
                                                                                 ----------     --------     --------
   Total non-operating (income) expenses                                             (2,304)       1,767       32,501
                                                                                 ----------     --------     --------
   Income (loss) before income taxes and cumulative effect of change in
    accounting principle                                                            165,315      120,938       (4,124)
Provision (benefit) for income taxes                                                 67,197       49,375       (2,450)
                                                                                 ----------     --------     --------
 Income (loss) before cumulative effect of change in accounting principle            98,118       71,563       (1,674)
Cumulative effect of change in accounting principle, net of taxes of $3,496              --           --        5,244
                                                                                 ----------     --------     --------
 Net income (loss)                                                               $   98,118     $ 71,563     $ (6,918)
                                                                                 ==========     ========     ========


        The accompanying notes are an integral part of these consolidated financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
               Consolidated Statements of Operations (continued)
                        (In thousands, except share data)
-------------------------------------------------------------------------------


                                                                                                       Years Ended October 31,
                                                                                                 ----------------------------------
                                                                                                   2003        2002         2001
                                                                                                 -------    ----------   ----------
                                                                                                            (Restated)   (Restated)
Per share data:
 Basic:
   Weighted average common shares outstanding                                                     41,965       38,030       33,961
                                                                                                 =======     ========      =======
   Income (loss) before cumulative effect of change in accounting principle per share            $  2.34     $   1.88      $ (0.05)
 Cumulative effect of change in accounting principle per share                                        --           --        (0.15)
                                                                                                 -------     --------      -------
 Net income (loss) per share - Basic                                                             $  2.34     $   1.88      $ (0.20)
                                                                                                 =======     ========      =======
Diluted:
 Weighted average common shares outstanding                                                       43,297       39,570       33,961
                                                                                                 =======     ========      =======
 Income (loss) before cumulative effect of change in accounting principle per share              $  2.27     $   1.81      $ (0.05)
 Cumulative effect of change in accounting principle per share                                        --           --        (0.15)
                                                                                                 -------     --------      -------
 Net income (loss) per share - Diluted                                                           $  2.27     $   1.81      $ (0.20)
                                                                                                 =======     ========      =======


       The accompanying notes are an integral part of these consolidated financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        (In thousands, except share data)
-------------------------------------------------------------------------------


                                                                                               Years Ended October 31,
                                                                                   ------------------------------------------------
                                                                                       2003              2002             2001
                                                                                   -------------     -------------    -------------
                                                                                                      (Restated)        (Restated)
Cash flows from operating activities:
 Net income (loss)                                                               $      98,118     $      71,563    $      (6,918)
 Adjustment to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                        12,516            10,829           12,641
   (Gain) loss on disposal of fixed assets                                                 (31)              126              219
   Gain on sale of subsidiary                                                               --                --             (651)
   (Gain) loss on Internet investments                                                     (39)             (181)          21,477
   Impairment charge on Internet assets                                                     --                --            4,187
   Impairment of intellectual property and technology                                    7,892                --               --
   Non-cash charges for consolidation of distribution facilities                         5,474                --               --
   Loss on early extinguishment of debt                                                     --                --            3,165
   Provision (benefit) for deferred taxes                                                8,203             6,726           (9,422)
   Provision for returns                                                                47,342            28,350           40,543
   Provision for price concessions                                                      45,919            29,513           25,757
   Provision for doubtful accounts and sales allowances                                 31,390            16,638            5,528
   Amortization of various expenses and discounts                                        9,301             6,262            1,168
   Write off of prepaid royalties and capitalized software                               9,588            15,616            1,585
   Tax benefit from exercise of stock options                                           20,858            10,700               --
   Compensatory stock and stock options                                                  3,445             3,052                5
   Other                                                                                (2,190)             (840)             108
 Changes in operating assets and liabilities, net of effects of acquisitions:
   Increase in accounts receivable                                                    (185,611)          (87,100)         (51,505)
   Increase in inventories                                                             (25,146)          (12,852)          (2,821)
   Increase in prepaid royalties                                                       (10,764)           (8,157)          (8,174)
   Increase in prepaid expenses and other current assets                               (15,597)           (3,034)          (4,509)
   Increase in capitalized software development costs                                   (5,152)             (895)          (3,099)
   Decrease (increase) in other non-current assets                                          --               257             (455)
   Increase in accounts payable                                                         20,148            23,019            1,511
   Increase (decrease) in accrued expenses and other current liabilities                 4,445            33,835           (3,021)
   Increase in income taxes payable                                                        519             1,571               --
                                                                                 -------------     -------------    -------------
   Net cash provided by operating activities                                            80,628           144,998           27,319
                                                                                 -------------     -------------    -------------
Cash flows from investing activities:
 Purchase of fixed assets                                                              (15,464)          (10,466)          (8,568)
 Sale of investments                                                                       114             6,170               --
 Acquisitions, net of cash acquired                                                    (27,973)           (3,788)          (1,769)
 Acquisition of intangible assets                                                       (2,075)          (10,000)          (3,105)
 Proceeds from disposal of business                                                         --                --              215
 Other investing activities                                                               (483)               --             (252)
                                                                                 -------------     -------------    -------------
   Net cash used in investing activities                                               (45,881)          (18,084)         (13,479)
                                                                                 -------------     -------------    -------------
Cash flows from financing activities:
 Proceeds from private placements                                                           --                 --           20,892
 Net repayments under lines of credit                                                       --            (54,284)         (40,545)
 Repayment of loan payable                                                                  --                 --          (15,000)
 Proceeds from exercise of stock options and warrants                                   44,865             23,308           22,931
 Other financing activities                                                               (303)            (1,012)             (68)
                                                                                 -------------      -------------    -------------
   Net cash provided by (used in) financing activities                                  44,562            (31,988)         (11,790)
                                                                                 -------------      -------------    -------------
Effect of foreign exchange rates                                                        (4,201)             7,387           (1,239)
                                                                                 -------------      -------------    -------------
   Net increase in cash for the period                                                  75,108            102,313              811
Cash and cash equivalents, beginning of the period                                     108,369              6,056            5,245
                                                                                 -------------      -------------    -------------
Cash and cash equivalents, end of the period                                     $     183,477      $     108,369    $       6,056
                                                                                 =============      =============    =============


       The accompanying notes are an integral part of these consolidated financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
                        (In thousands, except share data)
-------------------------------------------------------------------------------


                                                                                                 Years Ended October 31,
                                                                                      ---------------------------------------------
                                                                                           2003            2002             2001
                                                                                      -------------   -------------   -------------
                                                                                                       (Restated)   (Restated)
Supplemental disclosure of non-cash investing activities:
 Issuance of common stock in connection with acquisitions                             $       6,557   $      22,344   $      13,981
                                                                                      =============   =============   =============
Supplemental information on intangible assets and businesses acquired:
   Fair value of assets acquired
    Cash                                                                              $       1,284   $          37   $         331
    Current assets                                                                              437              36          10,417
    Non-current assets                                                                          507              67             770
    Intangible assets                                                                         6,842          31,479          25,975
    Goodwill                                                                                 38,692           4,866          25,386
   Less, liabilities assumed
    Current liabilities                                                                      (3,612)           (210)        (26,210)
    Stock, warrants and other consideration                                                 (12,807)        (22,344)        (31,219)
    Direct transaction costs                                                                    (11)           (106)           (245)
                                                                                      -------------   -------------   -------------
   Cash paid                                                                                 31,322          13,825           5,205
   Less cash acquired                                                                        (1,284)            (37)           (331)
                                                                                      -------------   -------------   -------------
   Net cash paid                                                                      $      30,048   $      13,788   $       4,874
                                                                                      =============   =============   =============
Supplemental information on businesses disposed:
   Current assets                                                                                --              --   $        (318)
   Current liabilities                                                                           --              --             754
                                                                                      -------------   -------------   -------------
 Net liabilities (assets) disposed                                                               --              --             436
 Consideration received for businesses disposed:
   Cash                                                                                          --              --             215
                                                                                      -------------   -------------   -------------
   Gain on sale                                                                                  --              --   $        (651)
                                                                                      =============   =============   =============
    Cash paid during the year for interest                                            $         110   $       1,513   $       8,284
                                                                                      =============   =============   =============
    Cash paid during the year for taxes                                               $      48,361   $      30,045   $       9,973
                                                                                      =============   =============   =============


       The accompanying notes are an integral part of these consolidated financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
   For the Years Ended October 31, 2001 (Restated), 2002 (Restated) and 2003
                                 (In thousands)
-------------------------------------------------------------------------------


                                                                                                          Accumulated
                                          Common Stock          Additional       Deferred                    Other
                                    ------------------------     Paid-in         Compen-      Retained    Comprehensive
                                      Shares        Amount       Capital         sation       Earnings    Income (Loss)     Total
                                    -----------------------------------------------------------------------------------------------
                                                                                             (Restated)                  (Restated)
Balance, November 1, 2000               31,173    $      312    $  157,738    $        (5)  $    22,261   $   (12,672)  $   167,634
Foreign currency translation
  adjustment                                --            --            --             --            --          (767)         (767)
Net unrealized income on
  investments, net of taxes of
  $1,832                                    --            --            --             --            --         2,987         2,987
Net loss                                    --            --            --             --        (6,918)           --        (6,918)
                                                                                                                         ----------
   Comprehensive (loss)                                                                                                      (4,698)
                                                                                                                         ----------
Proceeds from exercise of stock
  options and warrants                   3,266            32        22,582             --            --            --        22,614
Amortization of deferred
  compensation                              --            --            --              5            --            --             5
Issuance of common stock in
  connection with acquisitions           1,466            14        13,967             --            --            --        13,981
Issuance of common stock in
  connection with private
  placements, net of issuance
  costs                                  1,300            13        20,879             --            --            --        20,892
Retirement of common stock                (564)           (5)       (7,305)            --            --            --        (7,310)
Tax benefit in connection with
  the exercise of stock options             --            --         6,047             --            --            --         6,047
                                    -----------------------------------------------------------------------------------------------
Balance, October 31, 2001               36,641           366       213,908             --        15,343       (10,452)      219,165
Foreign currency translation
  adjustment                                --            --            --             --            --         5,553         5,553
Net unrealized income on
  investments, net of taxes of
  $87                                       --            --            --             --            --          (142)         (142)
Net income                                  --            --            --             --        71,563            --        71,563
                                                                                                                         ----------
   Comprehensive income                                                                                                      76,974
                                                                                                                         ----------
Proceeds from exercise of stock
  options and warrants                   2,434            25        23,283             --            --            --        23,308
Amortization of deferred
  compensation                              --            --            --            682            --            --           682
Deferred compensation in
  connection with restricted
  stock issued                              50             1           908           (909)           --            --            --
Issuance of common stock in
  connection with acquisitions           1,212            12        22,332             --            --            --        22,344
Issuance of compensatory stock
  and stock options                         25            --         2,371             --            --            --         2,371
Tax benefit in connection with
  the exercise of stock options             --            --        10,700             --            --            --        10,700
                                    -----------------------------------------------------------------------------------------------
Balance, October 31, 2002               40,362    $      404    $  273,502    $      (227)  $    86,906   $   (5,041)   $   355,544
                                    ==========    ==========    ==========    ===========   ===========   ===========   ===========


       The accompanying notes are an integral part of these consolidated financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (continued)
    For the Years Ended October 31, 2001 (Restated), 2002 (Restated) and 2003
                                 (In thousands)
-------------------------------------------------------------------------------


                                                                                                            Accumulated
                                                Common Stock     Additional                                   Other
                                               ---------------     Paid-in       Deferred      Retained    Comprehensive
                                               Shares   Amount     Capital     Compensation    Earnings    Income (Loss)    Total
                                               ------------------------------------------------------------------------------------
                                                                                              (Restated)                  (Restated)
Balance, October 31, 2002                      40,362    $404      $273,502       $  (227)     $ 86,906       $(5,041)     $355,544
Foreign currency translation adjustment            --      --            --            --            --         4,119         4,119
Net unrealized loss on investment, net of
  taxes of $9                                      --      --            --            --            --           (14)          (14)
Net income                                         --      --            --            --        98,118            --        98,118
                                                                                                                           --------
Comprehensive income                                                                                                        102,223
                                                                                                                           --------
Proceeds from exercise of stock options and
  warrants                                      3,404      34        44,831            --            --            --        44,865
Amortization of deferred compensation              --      --            --         3,427            --            --         3,427
Issuance of common stock in
  connection with acquisition                     236       2         6,555            --            --            --         6,557
Issuance of compensatory stock and stock
  options                                         225       2         5,106        (5,090)           --            --            18
Tax benefit in connection with the exercise
  of stock options                                 --      --        20,858            --            --            --        20,858
                                               ------    ----      --------       -------      --------       -------      --------
Balance, October 31, 2003                      44,227    $442      $350,852       $(1,890)     $185,024       $  (936)     $533,492
                                               ======    ====      ========       =======      ========       =======      ========


        The accompanying notes are an integral part of these consolidated financial statements.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


1. DESCRIPTION OF THE BUSINESS

   Take-Two Interactive Software, Inc. (the "Company") was incorporated in the State of Delaware in September 1993. The Company develops interactive software games designed for PCs, video game consoles and handheld platforms and publishes games developed internally and by third-parties. The Company also distributes games for video game consoles and handheld platforms published internally and by third-parties, as well as hardware and accessories manufactured by third-parties.

2. RESTATEMENT OF FINANCIAL STATEMENTS

   The Company restated its previously issued financial statements for the fiscal years ended October 31, 2000 (not presented herein), 2001 and 2002, to reflect its revised revenue recognition policy. Under this policy, the Company recognizes as a reduction of net sales a reserve for estimated future price concessions in the period in which the sale is recorded. Measurement of the reserve is based on, among other factors, an historical analysis of price concessions, an assessment of field inventory levels and sell-through for each product, current industry conditions and other factors affecting the estimated timing and amount of concessions management believes will be granted. The Company previously recognized price concession reserves in the period in which it communicated the price concessions to its customers. The Company also restated its financial statements for the fiscal years ended October 31, 2000 and 2001 to increase its provision for returns at October 31, 2000 by approximately $4.9 million for certain sales transactions primarily to retail customers in fiscal 2000, and to reflect the fiscal 2001 returns as a reduction of the revised October 31, 2000 reserve for returns rather than the previously reported reduction of sales in fiscal 2001. Additionally, fiscal 2000 and 2001 revenues were restated for approximately $0.2 million to adjust for sales cut-off transactions at the end of fiscal 2000. The impact of these changes on opening retained earnings as of November 1, 2000 was $2.6 million. See Note 19.

   The Company's 2002 financial statements have been restated as follows:

                                                              Year Ended
                                                           October 31, 2002
                                                       -------------------------
                                                       As Reported   As Restated
                                                       -------------------------
    Statement of Operations Data:
      Net sales                                         $793,976       $794,676
      Product costs                                     $410,118       $411,518
      Royalties                                         $ 80,774       $ 80,442
      Cost of sales                                     $499,016       $500,084
      Gross Profit                                      $294,960       $294,592
      Depreciation and amortization                     $ 11,187       $ 10,829
      Income from operations                            $122,715       $122,705
      Income before provision for income taxes          $120,948       $120,938
      Provision for income taxes                        $ 49,383       $ 49,375
      Net income                                        $ 71,565       $ 71,563
      Basic net income per share                        $   1.88       $   1.88
      Diluted net income per share                      $   1.81       $   1.81

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


                                                            October 31, 2002
                                                       -------------------------
                                                       As Reported   As Restated
                                                       -----------   -----------
    Balance Sheet Data:
      Accounts receivable, net *                        $107,188       $105,576
      Prepaid royalties, current                        $ 13,723       $ 14,215
      Deferred tax asset                                $  5,392       $  6,245
      Total current assets                              $328,632       $328,365
      Total assets                                      $491,707       $491,440
      Accrued expenses and other current
        liabilities *                                   $ 49,821       $ 50,698
      Income taxes payable                              $  1,603       $  1,357
      Total current liabilities                         $131,179       $131,810
      Retained earnings                                 $ 87,804       $ 86,906
      Total liabilities and stockholders' equity        $491,707       $491,440

   * Restated amounts reflect a reclassification relating to the presentation of allowances.

   The Company's Consolidated Statement of Operations for the year ended October 31, 2001 has been restated as follows:

                                                              Year Ended
                                                           October 31, 2001
                                                       -------------------------
                                                       As Reported   As Restated
                                                       -------------------------
    Statement of Operations Data:
      Net sales                                         $448,801       $451,396
      Product costs                                     $283,522       $282,279
      Royalties                                         $ 18,573       $ 19,875
      Cost of sales                                     $306,264       $306,323
      Gross Profit                                      $142,537       $145,073
      Income from operations                            $ 25,841       $ 28,377
      Loss before benefit for income taxes and
        cumulative change in accounting principle *     $ (6,660)      $ (4,124)
      Benefit for income taxes *                        $ (3,417)      $ (2,450)
      Net loss before cumulative change in
        accounting principle                            $ (3,243)      $ (1,674)
      Cumulative change in accounting principle         $ (5,337)      $ (5,244)
      Net loss                                          $ (8,580)      $ (6,918)
      Basic net loss per share                          $  (0.25)      $  (0.20)
      Diluted net loss per share                        $  (0.25)      $  (0.20)

   * As required by Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), the $1,948 net loss on extinguishment of debt for the year ended October 31, 2001 previously classified as an extraordinary item has been reclassified in the As Reported column as follows: $3,165 of loss on extinguishment to non-operating expenses and $1,217 of tax benefit to benefit for income taxes in the above table.

   All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes thereto.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


3. SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries and for entities for which the Company is deemed to be the primary beneficiary as defined in FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". All material inter-company balances and transactions have been eliminated in consolidation.

   Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes.

   Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties, capitalized software development costs and other intangibles, valuation of inventories, realization of deferred income taxes and the adequacy of allowances for returns, price concessions and doubtful accounts. Actual amounts could differ significantly from these estimates.

   Concentration of Credit Risk

   A significant portion of the Company's cash balance is maintained with several major financial institutions. While the Company attempts to limit credit exposure with any single institution, there are times that balances will exceed insurable amounts.

   If the financial condition and operations of the Company's customers deteriorate, the risk of collection could increase substantially. As of October 31, 2003 and 2002, the receivable balances from the Company's five largest customers amounted to approximately 54.6% and 43.6% of the Company's net receivable balance, respectively, with two customers accounting for 16.6% and 11.7% at October 31, 2003 and with two customers representing 14.1% and 10.3% at October 31, 2002. For each of the three years in the period ended October 31, 2003, the Company's five largest customers accounted for 38.6%, 31.4%, and 20.8% of net sales, respectively. For the year ended October 31, 2003, one customer accounted for $117,636, or 11.4%, of net sales. Except for the largest customers noted above, all receivable balances from the remaining individual customers were less than 10% of the Company's net receivable balance. The Company maintained insurance, to the extent available, on the receivable balances, with certain limits, in the event of a customer's bankruptcy or insolvency. In November 2003, the Company terminated this insurance.

   Revenue Recognition

   Publishing revenue is derived from the sale of internally developed interactive software titles or from the sale of titles licensed from third-party developers. Publishing revenue amounted to $671,892, $568,492, and $244,071 in 2003, 2002 and 2001, respectively.

   Distribution revenue is derived from the sale of third-party interactive software titles, hardware and accessories. Distribution revenue amounted to $361,801, $226,184 and $207,325 in 2003, 2002 and 2001, respectively.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


   The Company recognizes revenue upon the transfer of title and risk of loss to its customers. The Company applies the provisions of Statement of Position 97-2, "Software Revenue Recognition" in conjunction with the applicable provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition." Accordingly, the Company recognizes revenue for software when there is (1) persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the software is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. The Company's payment arrangements with customers typically provide net 30 and 60-day terms.

   Revenue is recognized after deducting estimated reserves for returns and price concessions. In specific circumstances when the Company does not have a reliable basis to estimate returns and price concessions or is unable to determine that collection of receivables is probable, it defers the sale until such time as it can reliably estimate any related returns and allowances and determine that collection of the receivables is probable.

   The Company accepts returns and grants price concessions in connection with its publishing arrangements. Following reductions in the price of the Company's products, it grants price concessions to permit customers to take credits against amounts they owe the Company with respect to merchandise unsold by them. The Company's customers must satisfy certain conditions to entitle them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels.

   The Company's distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, the Company sometimes accepts returns from its distribution customers for stock balancing and makes accommodations to customers, which includes credits and returns, when demand for specific titles falls below expectations.

   The Company makes estimates of future product returns and price concessions related to current period product revenue. The Company estimates the amount of future returns and price concessions for published titles based upon, among other factors, historical experience, customer inventory levels, analysis of sell-through rates and changes in demand and acceptance of its products by consumers.

   Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price concessions in any accounting period. The Company believes it can make reliable estimates of returns and price concessions. However, actual results may differ from initial estimates as a result of changes in circumstances, market conditions and assumptions. Adjustments to estimates are recorded in the period in which they become known.

   Effective November 1, 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". Consistent with the guidelines provided in SAB No. 101, the Company changed its revenue recognition policy to recognize revenue as noted above. Prior to the adoption of SAB 101, the Company recognized revenue upon shipment. As a result of adopting SAB 101, net sales and cost of sales of approximately $23.8 million and $15.1 million, respectively, which were originally recognized in the year ended October 31, 2000 were also recognized in the year ended October 31, 2001. The cumulative effect of the application of the revenue recognition policies set forth in SAB 101 for the year ended October 31, 2001, as restated, was approximately $5.2 million net of tax benefit of approximately $3.5 million, or $0.15 per share.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


   Advertising

   The Company expenses advertising costs as incurred. Advertising expense for the years ended October 31, 2003, 2002, and 2001 amounted to $55,795, $39,909 and $22,983, respectively.

   Cash and Cash Equivalents

   The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

   Inventory

   Inventories are stated at the lower of average cost or market. The Company periodically evaluates the carrying value of its inventories and makes adjustments as necessary. Estimated product returns are included in the inventory balance at their cost. Estimated product returns at October 31, 2003 and 2002 were $8,706 and $5,015, respectively.

   Prepaid Royalties

   The Company's agreements with licensors and developers generally provide it with exclusive publishing rights and require it to make advance royalty payments that are recouped against royalties due to the developer based on product sales. Prepaid royalties are amortized as cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales. The Company continually evaluates the recoverability of prepaid royalties and charges to cost of sales the amount that management determines is probable that will not be recouped at the contractual royalty rate in the period in which such determination is made or if the Company determines that it will cancel a development project. Included in prepaid royalties at October 31, 2003 and 2002, respectively, are $14,241 and $22,561 related to titles that have not been released yet. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year.

   The following table provides the details of total prepaid royalties:

                                                 Years Ended October 31,
                                           -----------------------------------
                                             2003        2002          2001
                                           --------   ----------    ----------
                                                      (Restated)    (Restated)

             Beginning balance             $ 26,418    $ 33,149      $ 24,718
             Additions                       30,034      28,555        25,423
             Amortization                   (19,065)    (21,238)      (15,798)
             Reclassification                (7,251)      1,419            --
             Write down                      (9,525)    (15,126)       (1,196)
             Foreign exchange                    24        (341)            2
                                           --------    --------      --------
             Ending balance                  20,635      26,418        33,149
             Less current balance            12,196      14,215        22,052
                                           --------    --------      --------
             Non-current balance           $  8,439    $ 12,203      $ 11,097
                                           ========    ========      ========

   The reclassification for the year ended October 31, 2003 principally reflects the transfer of prepaid royalties paid to Angel Studios, Inc. and Frog City, Inc. prior to their acquisition by the Company as a component of the purchase price of the acquisitions.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


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

   The following table provides the details of capitalized software development costs:

                                              Years Ended October 31,
                                           -----------------------------
                                             2003       2002      2001
                                           --------   -------    -------
             Opening balance               $ 10,385   $ 9,739    $ 7,668
             Additions                       15,923     9,645      6,293
             Amortization                   (10,940)   (7,633)    (3,780)
             Reclassification                    --    (1,419)        --
             Write down                         (63)     (490)      (389)
             Foreign exchange                 1,031       543        (53)
                                           --------   -------    -------
             Balance, October 31           $ 16,336   $10,385    $ 9,739
                                           ========   =======    =======

   For the year ended October 31, 2001, capitalized software development costs of $389 were written off as cost of sales - software development costs, as part of the impairment charge as described in Note 4.

   Property and Equipment

   Office equipment, furniture and fixtures and automobiles are depreciated using the straight-line method over their estimated lives ranging from five to seven years. Computer equipment and software are depreciated using the straight-line method over three years. Leasehold improvements are amortized over the lesser of the term of the related lease or estimated useful lives. Accumulated amortization includes the amortization of assets recorded under capital leases, which amounted to approximately $88 and $92 at October 31, 2003 and 2002, respectively. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized. The carrying amounts of these assets are recorded at historical cost.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


   Intangible Assets

   Intangible assets consist of identifiable intangibles and the remaining excess purchase price paid over identified intangible and tangible net assets of acquired companies (goodwill). Effective November 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") in its entirety and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill not be amortized. The Company discontinued the amortization of goodwill as of November 1, 2001. Identifiable intangibles are amortized under the straight-line method over the period of expected benefit ranging from three to ten years, except for intellectual property, which is amortized based on the shorter of the useful life or expected revenue stream. Prior to November 1, 2001, intangible assets were amortized under the straight line method over the period of expected benefit of seven years for the acquisition of development studios and ten years for the acquisition of distribution operations. Upon completion of the transitional impairment test, the fair value for each of our reporting units exceeded the reporting unit's carrying amount and no impairment was indicated.

   SFAS 142 requires an annual test for impairment of goodwill, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In assessing potential impairment of goodwill, the Company determines the implied fair value of each reporting unit using discounted cash flow analysis and compares such values to the respective reporting unit's carrying amount. The Company performs its annual test for indication of goodwill impairment in the fourth quarter of each fiscal year. At October 31, 2003 and 2002, the fair value of the Company's reporting units exceeded the carrying amounts and no impairment was indicated.

   Impairment of Long-Lived Assets

   The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which was adopted in the first quarter of fiscal 2003 with no material effect on the Company's financial condition and results of operations. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including assets to be disposed of by sale, whether previously held and used or newly acquired. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the Company's incremental borrowing rate or fair value if available.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


   Stock-Based Compensation

   The Company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS 123").

   Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and the net income per share would have been reduced to the pro forma amounts indicated below.

                                                                                               Years ended October 31,
                                                                                   ------------------------------------------------
                                                                                       2003              2002             2001
                                                                                   -------------     -------------    -------------
                                                                                                       (Restated)      (Restated)
      Net income (loss), as reported                                              $       98,118    $       71,563   $       (6,918)

      Add: Stock-based employee compensation expense included in reported net
        income, net of related tax effects                                                 2,133             1,878                3

      Deduct: Total stock-based employee compensation expense determined
        under fair value based method for all awards, net of related tax effects         (18,194)          (16,415)         (11,713)
                                                                                  --------------    --------------   --------------
      Pro forma net income (loss)                                                 $       82,057    $       57,026   $      (18,628)
                                                                                  ==============    ==============   ==============

      Earnings (loss) per share:
       Basic - as reported                                                        $         2.34    $         1.88   $        (0.20)
                                                                                  ==============    ==============   ==============
       Basic - pro forma                                                          $         1.96    $         1.50   $        (0.55)
                                                                                  ==============    ==============   ==============
       Diluted - as reported                                                      $         2.27    $         1.81   $        (0.20)
                                                                                  ==============    ==============   ==============
       Diluted - pro forma                                                        $         1.90    $         1.44   $        (0.55)
                                                                                  ==============    ==============   ==============

   The pro forma disclosures shown are not representative of the effects on net income and the net income per share in future periods.

   Pro forma net income (loss) and net income (loss) per share for the years ended October 31, 2002 and 2001 also differ from amounts previously reported as a result of adjustments made to correct computational errors.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


   The fair value of the Company's stock options used to compute pro forma net income and the net income per share disclosures is the estimated present value at the grant date using the Black-Scholes option-pricing model. The weighted average fair values of options granted were $15.05, $9.13 and $5.76 for the years ended October 31, 2003, 2002 and 2001, respectively. The following weighted average assumptions for 2003 were used to value grants: expected volatility of 78%; a risk-free interest rate of 2.60%; and an expected holding period of 4.2 years. The following weighted average assumptions for 2002 were used to value grants: expected volatility of 74%; a risk-free interest rate of 1.77%; and an expected holding period of 4.1 years. The following weighted average assumptions for 2001 were used to value grants: expected volatility of 85% for grants with a holding period of 2 years, 79% for a holding period of 3 years and 75% for holding periods of 4 to 5 years; a risk-free interest rate of generally 4.85% to 5.0%; and an expected holding period of two to five years. Dividends were assumed to be zero for years ended October 31, 2003, 2002 and 2001.

   Net Income (Loss) per Share

   Basic earnings per share ("EPS") is computed by dividing the net income
   (loss) applicable to common stockholders for the year by the weighted-average number of common shares outstanding during the year. Diluted EPS is computed by dividing the net income (loss) applicable to common stockholders for the year by the weighted-average number of common and common stock equivalents, which include common shares issuable upon the exercise of stock options, restricted stock (for fiscal 2003) and warrants outstanding during the year. Common stock equivalents are excluded from the computation if their effect is antidilutive.

   Comprehensive Income (Loss)

   Comprehensive income (loss) includes net income adjusted for the change in foreign currency translation adjustments and the change in net unrealized gain (loss) from investments.

   Income Taxes

   The Company recognizes deferred taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized after considering tax planning strategies, if applicable. No income taxes have been provided on the undistributed earnings of foreign subsidiaries, as such earnings are expected to be permanently reinvested in those companies.

   Foreign Currency Translation

   The functional currency for the Company's foreign operations is the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using quarter or year-end exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in income in the period in which they occur. Foreign exchange transaction gains (loss) included in net income for fiscal years ended October 31, 2003, 2002 and 2001 amounted to $2,015, $840 and $(108), respectively.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


   Fair Value of Financial Instruments

   The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. Investments are reported at fair value. The carrying amount of prepaid royalties approximate fair value based upon the recoverability of these assets. The carrying amount of the Company's lines of credit approximates fair value because the interest rates of the lines of credit are based on floating rates identified by reference to market rates. The carrying amounts of the Company's loan payable and capital lease obligations approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations.

   Consideration Given to Customers or Resellers

   In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, which is a codification of EITF 00-14, 00-22 and 00-25. This EITF presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. The Company has early adopted EITF 01-09 effective November 1, 2001. The adoption of the new standard did not have a material impact on the consolidated financial statements. The prior period financial statements have been reclassified in accordance with this statement and as a result, net sales and selling and marketing expenses have been reduced by $2,255 for the year ended October 31, 2001, with no impact on reported net loss.

   Recently Adopted Accounting Pronouncements

   In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 in the first quarter of fiscal 2003 did not have an impact on the Company's financial condition, cash flows and results of operations.

   In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement (in SFAS 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. Under this pronouncement, the $1,948 net loss on extinguishment of debt for the year ended October 31, 2001 previously classified as an extraordinary item has been reclassified as follows: $3,165 of loss on extinguishment to non-operating expenses and $1,217 of tax benefit to provision for income taxes. The adoption of SFAS 145 in fiscal 2003 did not have any impact on the Company's financial condition, cash flows and results of operations, other than the reclassification referred to above.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


   In January 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires the recognition of such costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 in the first quarter of fiscal 2003 did not have a material impact on the Company's financial condition and results of operations.

   In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends the transition provisions of FASB No. 123, "Accounting for Stock-Based Compensation", for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. The Company does not currently intend to change its accounting to the fair value method. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, "Interim Financial Reporting" ("APB 28") to require disclosures about such effects in interim financial information. The disclosure provisions of the amendments to FASB 123 were adopted by the Company in the second quarter of fiscal 2003.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 in the first quarter of fiscal 2003 did not have any impact on the Company's financial condition or results of operations.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual return or both. FIN 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. FIN 46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on July 1, 2003. The adoption of FIN 46 in the third quarter of fiscal 2003 did not have a material impact on the Company's financial condition or results of operations (see Note 4).

   In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have any impact on the Company's financial condition or results of operations.

   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for the provisions relating to mandatorily redeemable financial instruments which have been deferred indefinitely. The adoption of SFAS 150 in the fourth quarter of fiscal 2003 did not have any impact on the Company's financial condition.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


4. BUSINESS ACQUISITIONS AND CONSOLIDATION

   The Company acquired seven companies that develop, publish or distribute interactive software games during the three-year period ended October 31, 2003. The aggregate purchase price, including cash payments and issuance of its common stock was $42,075, $7,626 and $28,143 in 2003, 2002 and 2001,
   respectively. The value of the Company's common stock issued in connection with these acquisitions has been based on the market price of the Company's common stock at the time such proposed transactions were agreed and announced.

   The acquisitions described below have been accounted for as purchase transactions in accordance with APB No. 16 and SFAS 141 (for transactions after July 1, 2001) and, accordingly, the results of operations and financial position of the acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition.

   2003 Transactions

   During the quarter ended July 31, 2003, the Company acquired the assets of Frog City, Inc. ("Frog City"), the developer of Tropico 2: Pirate Cove, and the outstanding membership interests of Cat Daddy Games LLC ("Cat Daddy"), another development studio. The total purchase price for both studios consisted of $757 in cash and $319 of prepaid royalties previously advanced to Frog City. The Company also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy, based on a percentage of Cat Daddy's profits for the first three years after acquisition, which will be recorded as compensation expense if the targets are met. In connection with the acquisitions, the Company recorded goodwill of $1,267 and net liabilities of $191.

   In November 2002, the Company acquired all of the outstanding capital stock of Angel Studios, Inc. ("Angel"), the developer of the Midnight Club and Smuggler's Run franchises. The purchase price consisted of 235,679 shares of restricted common stock (valued at $6,557), $28,512 in cash and $5,931 (net of $801 of royalties payable to Angel) of prepaid royalties previously advanced to Angel. In connection with the acquisition, the Company recorded identifiable intangibles of $4,720 (comprised of intellectual property of $2,810, technology of $1,600 and non-competition agreements of $310), goodwill of $37,425 and net liabilities of $1,145.

   In April 2003, the Company entered into an agreement with Destineer Publishing Corp. ("Destineer"), a publisher of PC games, under which Destineer granted the Company exclusive distribution rights to eight PC games and two console ports to be published by Destineer. The Company agreed to make recoupable advances to Destineer of approximately $6,700 and to pay Destineer with respect to product sales under the distribution agreement. In addition, the Company agreed to make a loan to Destineer of $1,000. Destineer granted the Company an immediately exercisable option to purchase a 19.9% interest in Destineer and a second option to purchase the remaining interest for a price equal to a multiple of Destineer's EBIT, exercisable during a period following April 2005. The fair value of these options was not significant. Pursuant to the requirements of FIN 46, since Destineer is a variable interest entity and the Company is considered to be the primary beneficiary (as defined in FIN 46), the results of Destineer's operations have been consolidated in the accompanying financial statements.

   The 2003 acquisitions did not have a material effect on the Company's fiscal 2003 results of operations.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


   2002 Transaction

   In August 2002, the Company acquired all of the outstanding capital stock of Barking Dog Studios Ltd. ("Barking Dog"), a Canadian-based development studio. The purchase price consisted of 242,450 shares of restricted common stock (valued at $3,801), $3,000 in cash, $825 of prepaid royalties previously advanced to Barking Dog and assumed net liabilities of $70. In connection with the acquisition, the Company recorded identifiable intangibles of $1,800, comprised of non-competition agreements of $1,600 and intellectual property of $200, and goodwill of $6,772. The acquisition of Barking Dog did not have a significant effect on the Company's fiscal 2002 results of operations.

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

   In connection with the sale of a subsidiary to Gameplay.com plc ("Gameplay") in October 2000, the Company agreed to acquire Gameplay's game software development and publishing business, Neo Software Produktions GMBH ("Neo"). Such acquisition was completed in January of 2001 and the Company assumed net liabilities of $808, in addition to the prepaid purchase price of $17,266. In connection with the acquisition, the Company recorded goodwill and intangibles of $18,183.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


   The following table sets forth the components of the purchase price of the 2001 acquisitions:


                                                                 Neo         VLM      Techcorp     Total
                                                               -------    --------    --------   --------
    Cost of the acquisition:
      Value of business sold
        (Prepaid purchase price - Neo) or stock issued         $17,266    $  8,039    $    572   $ 25,877
      Cash                                                          --       2,000         100      2,100
      Transaction costs                                            109          27          30        166
                                                               -------    --------    --------   --------
          Total                                                $17,375    $ 10,066    $    702   $ 28,143
                                                               =======    ========    ========   ========
    Allocation of purchase price:
      Current assets                                           $     2    $  9,852    $    894   $ 10,748
      Non-current assets                                            71         201         498        770
      Liabilities                                                 (881)    (20,680)     (4,248)   (25,809)
      Goodwill                                                   8,207      12,416       3,558     24,181
      Customer lists                                                --       8,277          --      8,277
      Technology                                                 8,037          --          --      8,037
      Trademarks                                                 1,939          --          --      1,939
                                                               -------    --------    --------   --------
          Total                                                $17,375    $ 10,066    $    702   $ 28,143
                                                               =======    ========    ========   ========

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

   Pro forma financial information for fiscal 2003 and 2002 acquisitions are not presented since the impact is not material. The unaudited pro forma data below for the year ended October 31, 2001 is presented as if purchase acquisitions for fiscal 2001 had been made as of November 1, 2000. The unaudited pro forma financial information is based on management's estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisitions had, in fact, been completed on the dates assumed, or which may result in the future.

                                                                   Unaudited
                                                                   Pro Forma
                                                               October 31, 2001
                                                               ----------------
                                                                   (Restated)
      Net sales                                                    $459,006
      Loss before cumulative effect of change in accounting
        principle                                                  $ (4,458)
      Net Loss                                                     $ (9,702)
      Net loss per share - Basic                                   $  (0.28)
      Net loss per share - Diluted                                 $  (0.28)

   Included in the unaudited pro forma information is amortization of goodwill of approximately $7,320, net of taxes of $2,799, for the year ended
   October 31, 2001.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


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

6. INTANGIBLE ASSETS AND GOODWILL

   As a result of the adoption of SFAS 142, the Company discontinued the amortization of goodwill effective November 1, 2001. Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to ten years, except for intellectual property, which is amortized based on the shorter of the useful life or expected revenue stream. The Company re-characterized acquired workforce of $925, which is not defined as an acquired intangible asset under SFAS 141, as goodwill. Additionally, the estimated useful lives of certain identifiable intangible assets were adjusted in conjunction with the adoption of SFAS 142. The adjustment to the useful lives did not have a material effect on the results of operations.

   Intangible assets consist of trademarks, intellectual property, customer lists and acquired technology. The excess purchase price paid over identified intangible and tangible net assets of acquired companies are reported separately as goodwill.

   During the year ended October 31, 2003, the Company acquired all the intellectual property rights associated with Army Men and School Tycoon for an aggregate cost of $1,075.

   In May 2002, the Company acquired all right, title and interest to the Max Payne product franchise, including all of the intellectual property rights associated with the brand, and a perpetual, royalty-free license to use the Max Payne game engine and related technology. The purchase price consisted of $10,000 in cash and 969,932 shares of restricted common stock (valued at $18,543). In October 2003, the Company recorded an additional intangible of $8,000, of which $1,000 related to the delivery of the final version of Max Payne 2 for the PC and $7,000 based on the determination that the sales targets for the PC and console versions of Max Payne would be achieved. The Max Payne assets acquired have been recorded as intellectual property and included in intangible assets.

   In December 2000, the Company acquired the exclusive worldwide publishing rights to the franchise of Duke Nukem PC and video games. In connection with the transaction, the Company paid $2,300 in cash and issued 557,103 shares of its common stock (valued at approximately $5,400). In addition, the Company is required to make a further payment of $6,000 contingent upon delivery of the final version of Duke Nukem Forever for the PC. The Company recorded an intangible asset of $7,700 related to the intellectual property purchased in this transaction. The additional $6,000 will be recorded as an additional intangible asset upon resolution of the contingency.

   In 2003, the Company recorded a charge of $4,407 related to the impairment of a customer list, which was included in depreciation and amortization (see
   Note 20.). In addition, cost of sales - product costs include $7,892 of intellectual property and technology written off in 2003, of which $5,499 related to Duke Nukem Forever and its sequel, reflecting the continued development delays for these products.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


   The following table sets forth the components of the intangible assets subject to amortization as of October 31, 2003 and 2002:

                                                                 As of October 31, 2003                As of October 31, 2002
                                                           ----------------------------------    ----------------------------------
                                                             Gross                                 Gross
                                              Range of     Carrying    Accumulated               Carrying    Accumulated
                                             Useful Life    Amount     Amortization     Net       Amount     Amortization     Net
                                             -----------   --------    ------------   -------    --------    ------------   -------
    Trademarks                               7-10 years     $23,667     $ (5,998)     $17,669     $23,342     $ (4,515)     $18,827
    Customer lists and relationships         5-10 years       4,673       (2,733)       1,940       9,081       (2,352)       6,729
    Intellectual property                     2-6 years      31,487      (10,907)      20,580      25,771       (2,869)      22,902
    Non-competition agreements                3-6 years       4,838       (2,105)       2,733       4,880         (906)       3,974
    Technology                                  3 years       4,192       (2,278)       1,914       4,640       (1,779)       2,861
                                                            -------     ---------     -------     -------     ---------     -------
                                                            $68,857     $(24,021)     $44,836     $67,714     $(12,421)     $55,293
                                                            =======     =========     =======     =======     =========     =======

   Amortization expense (including goodwill for 2001) for the years ended October 31, 2003, 2002 and 2001 amounted to $11,600, $9,893 and $9,309, respectively.

   Estimated amortization expense for the fiscal years ending October 31, are as follows:

                         2004                          $16,726
                         2005                            4,657
                         2006                            5,962
                         2007                            2,709
                         2008                            1,628
                                                       -------
                         Total                         $31,682
                                                       =======

   The change in goodwill for the fiscal year ended October 31, 2003 is as follows:

                 Balance October 31, 2002              $ 61,529
                  Acquisitions in fiscal 2003
                    Angel                                37,425
                    Frog City and Cat Daddy               1,267
                  Adjustments for 2002 acquisition        1,277
                                                       --------
                 Balance October 31, 2003              $101,498
                                                       ========

   The addition to goodwill in 2002 was the $5,496 related to the Barking Dog acquisition.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


   The following table provides a reconciliation of net income for exclusion of goodwill amortization:

                                                                                                       Years Ended October 31,
                                                                                                 ----------------------------------
                                                                                                   2003        2002         2001
                                                                                                 -------    ----------   ----------
                                                                                                            (Restated)   (Restated)
    Net income (loss) - as reported                                                              $98,118     $71,563       $(6,918)
    Add: Goodwill amortization, net of taxes                                                          --          --         4,116
                                                                                                 -------     -------       -------
    Net income (loss) - as adjusted                                                               98,118      71,563        (2,802)

    Add: Cumulative effect of change in accounting principle, net of taxes                            --          --        (5,244)
                                                                                                 -------     -------       -------
    Income (loss) before cumulative effect of change in accounting principle - as adjusted       $98,118     $71,563       $ 2,442
                                                                                                 =======     =======       =======
    Income (loss) before cumulative effect of
      change in accounting principle- as reported                                                $98,118     $71,563       $(1,706)
                                                                                                 =======     =======       =======
    Earnings (loss) per share:
    Reported earnings (loss) per share - basic                                                   $  2.34     $  1.88       $ (0.20)
    Add: Goodwill amortization, net of taxes                                                          --          --          0.12
                                                                                                 -------     -------       -------
      Adjusted earnings (loss) per share - basic                                                    2.34        1.88         (0.08)

    Add: Cumulative effect of change in accounting principle                                          --          --         (0.15)
                                                                                                 -------     -------       -------
    Adjusted income (loss) before cumulative effect of change in accounting principle per
      share - basic                                                                              $  2.34     $  1.88       $  0.07
                                                                                                 =======     =======       =======
    Reported income (loss) before cumulative effect of change in accounting principle per
      share - basic                                                                              $  2.27     $  1.88       $ (0.05)
                                                                                                 =======     =======       =======
    Reported earnings (loss) per share - diluted                                                 $  2.27     $  1.81       $ (0.20)
    Add: Goodwill amortization, net of taxes                                                          --          --          0.12
                                                                                                 -------     -------       -------
      Adjusted earnings (loss) per share - diluted                                                  2.27        1.81         (0.08)
    Add: Cumulative effect of change in accounting principle                                          --          --         (0.15)
                                                                                                 -------     -------       -------
    Adjusted income (loss) before cumulative effect of change in accounting principle per
      share - diluted                                                                            $  2.27     $  1.81       $  0.07
                                                                                                 =======     =======       =======
    Reported income (loss) before cumulative effect of
      change in accounting principle per share - diluted                                         $  2.27     $  1.81       $ (0.05)
                                                                                                 =======     =======       =======

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


7. INVESTMENTS

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

   For the fiscal years ended October 31, 2003 and 2002, the gross proceeds from the sale of investments were $114 and $6,170, respectively. The gross realized gain from these sales totaled $39 and $181, respectively. The gain/loss on sale of securities is based on the average cost of the individual securities sold.

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

8. INVENTORIES

   As of October 31, 2003 and 2002, inventories consist of:

                                                      2003             2002
                                                  -------------    -------------
     Parts and supplies                           $       4,793    $       3,221
     Finished products                                   96,955           71,170
                                                  -------------    -------------
                                                  $     101,748    $      74,391
                                                  =============    =============

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


9.  FIXED ASSETS

    As of October 31, 2003 and 2002, fixed assets consist of:

                                                      2003             2002
                                                  -------------    -------------
     Computer equipment                           $      12,963    $       8,004
     Office equipment                                     5,096            3,811
     Computer software                                   11,529            8,981
     Furniture and fixtures                               3,157            1,850
     Automobiles                                             --              219
     Leasehold improvements                               6,047            3,265
     Capital leases                                         398              398
                                                  -------------    -------------
                                                         39,190           26,528
     Less: accumulated depreciation and
           amortization                                  16,930           11,209
                                                  -------------    -------------
                                                  $      22,260    $      15,319
                                                  =============    =============

    In 2003 and 2002, the Company capitalized costs of approximately $2,923 and $4,113, respectively, associated with software and hardware upgrades to its accounting systems.

    Depreciation expense for the years ended October 31, 2003, 2002, and 2001, amounted to $9,510, $6,457 and $3,731, respectively.

10. LINES OF CREDIT

    In December 1999, the Company entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank's prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on the Company's consolidated leverage ratio (as defined). The Company is required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by the Company's accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company's domestic subsidiaries. Available borrowings under the agreement are reduced by the amount of outstanding letters of credit, which were $9,290 at October 31, 2003. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of October 31, 2003, the Company was in compliance with such covenants. The loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The Company had no outstanding borrowings under the revolving line of credit as of October 31, 2003 and 2002.

    In February 2001, the Company's United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002, with Lloyds TSB Bank plc ("Lloyds") under which Lloyds agreed to make available borrowings of up to approximately $22,200. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank's base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2004. The Company had no outstanding guarantees or borrowings under this facility as of October 31, 2003 and 2002.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities as of October 31, 2003 and 2002 consist of:

                                                      2003             2002
                                                  -------------    -------------
                                                                     (Restated)
     Accrued co-op advertising and product
       rebates                                    $       3,985    $       3,318
     Accrued VAT and payroll taxes                       11,593           10,249
     Royalties payable                                    8,521           14,784
     Deferred revenue                                     2,358           10,596
     Sales commissions                                   10,381            6,248
     Other                                               19,869            5,503
                                                  -------------    -------------
     Total                                        $      56,707    $      50,698
                                                  =============    =============

12. LOSS ON EARLY EXTINGUISHMENT OF DEBT

    In July 2000, the Company entered into a subordinated loan agreement with Finova Mezzanine Capital Inc. ("Finova") in the principal amount of $15 million. The loan was payable in full in July 2005, and bore interest at the rate of 12.5% per annum. In July 2001, the Company prepaid the outstanding subordinated loan and recorded a loss of $3,165 related to the deferred financing costs and the unamortized discount associated with the loan.

13. COMMITMENTS AND CONTINGENCIES

    Capital Leases

    The Company leases equipment under capital lease agreements, which extend through fiscal year 2006. Future minimum lease payments under these capital leases, and the present value of such payments as of October 31, 2003 is as follows:

    Year ending October 31:
    -----------------------
    2004                                                          $         117
    2005                                                                     74
    2006                                                                      1
                                                                  -------------
    Total minimum lease payments                                            192
    Less: amounts representing interest                                     (16)
                                                                  -------------
    Present value of minimum obligations under capital leases     $         176
                                                                  =============

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


    Lease Commitments

    The Company leases 33 office and warehouse facilities. The former corporate headquarters are leased under a non-cancelable operating lease with a company controlled by the father of the chairman of the board and expires in March 2004. Rent expense and certain utility expenses under this lease amounted to $444, $403 and $474, for the years ended October 31, 2003, 2002, and 2001, respectively. The other offices are under non-cancelable operating leases expiring at various times from December 2003 to October 2013. In addition, the Company has leased certain equipment, furniture and auto leases under non- cancelable operating leases, which expire through October 2007.

    In September 2002, the Company relocated its principal executive offices to 622 Broadway, New York, New York. The Company has recently leased additional space at 622 Broadway to accommodate its expanded operations. The Company estimates that as of October 31, 2003 it will incur an additional $1,200 in capital expenditures for continuing renovations and leasehold improvements for this space. In connection with signing a ten year lease, the Company provided a standby letter of credit of $1,560, expiring December 31, 2003. As a result of the relocation, the Company recorded expenses of $363 and $514 in fiscal 2003 and 2002, respectively, related to lease costs with regard to the Company's former executive offices.

    Future minimum rentals required as of October 31, 2003 are as follows:

    Year ending October 31:
    -----------------------
    2004                                                         $        7,268
    2005                                                                  5,657
    2006                                                                  4,840
    2007                                                                  4,221
    2008                                                                  4,068
    Thereafter                                                           12,032
                                                                 --------------
    Total minimum lease payments                                         38,086
    Less minimum rentals to be received under subleases                    (221)
                                                                 --------------
                                                                 $       37,865
                                                                 ==============

    Rent expense amounted to $7,445, $5,090 and $3,353, for the years ended October 31, 2003, 2002, and 2001, respectively.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


    Legal and Other Proceedings

    The Company received a Wells Notice from the Staff of the Securities and Exchange Commission stating the Staff's intention to recommend that the SEC bring a civil action seeking an injunction and monetary damages against the Company alleging that it violated certain provisions of the federal securities laws. The proposed allegations stem from the previously disclosed SEC investigation into certain accounting matters related to the Company's financial statements, periodic reporting and internal accounting controls. The Company's Chairman, an employee and two former officers also received Wells Notices. The Company has entered into discussions with the Staff to address the issues raised in the Wells Notice. The SEC's Staff also raised issues with respect to the Company's revenue recognition policies and its impact on its current and historical financial statements. The Company is unable to predict the outcome of these matters.

    The Company is involved in routine litigation in the ordinary course of its business, which in management's opinion will not have a material adverse effect on the Company's financial condition, cash flows or results of operations.

    Other

    The Company periodically enters into distribution agreements to purchase various software games that require the Company to make minimum guaranteed payments. These agreements, which expire between June 2, 2004 and March 22, 2005, require remaining aggregate minimum guaranteed payments of $14,330 at October 31, 2003, including $3,491 of payments due pursuant to an agreement with TDK Mediactive, Inc. ("TDK"). These agreements are collateralized by a standby letter of credit of $3,600 at October 31, 2003. Additionally, assuming performance by third-party developers, the Company has outstanding commitments under various software development agreements to pay developers an aggregate of $27,224 during fiscal 2004. The Company also expects to spend an additional $4,000 in connection with the implementation of accounting software systems for its international operations and the upgrade for its domestic operations.

    Additionally, in connection with the Company's acquisition of the publishing rights to the franchise of Duke Nukem PC and video games in December 2000, the Company is contingently obligated to pay $6,000 in cash upon delivery of the final version of Duke Nukem Forever for the PC. In May 2003, the Company agreed to make payments of up to $6,000 in cash upon the achievement of certain sales targets for Max Payne 2. The Company also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy's future profits for the first three years after acquisition. See Note 4. The payables will be recorded when the conditions requiring their payment are met.

14. EMPLOYEE SAVINGS PLAN

    The Company maintains a 401(k) retirement savings plan and trust (the "401(k) Plan"). The 401(k) Plan is offered to all eligible employees and participants may make voluntary contributions. The Company did not match employee contributions during the year ended October 31, 2001. The Company began matching contributions in July 2002. The matching contribution expense incurred by the Company during the years ended October 31, 2003 and 2002 was $384 and $95, respectively.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


15. INCOME TAXES

    The Company is subject to foreign income taxes in certain countries where it does business. Domestic and foreign (loss) income before income taxes and cumulative effect of change in accounting principle is as follows:

                                          Years Ended October 31,
                              ------------------------------------------------
                                  2003              2002             2001
                              -------------     -------------    -------------
                                                  (Restated)        (Restated)

     Domestic                 $     134,746     $     115,142    $     (29,594)
     Foreign                         30,569             5,796           25,470
                              -------------     -------------    -------------
     Total                    $     165,315     $     120,938    $      (4,124)
                              =============     =============    =============


        Income tax expense (benefit) is as follows:

                                          Years Ended October 31,
                              ------------------------------------------------
                                  2003              2002             2001
                              -------------     -------------    -------------
                                                  (Restated)        (Restated)

     Current:
       Federal                $      33,167     $      35,275    $          --
       State and local                6,287             4,381              500
       Foreign                       14,703             2,993            5,450
     Deferred                        13,040             6,726           (8,400)
                              -------------     -------------    -------------
     Total                    $      67,197     $      49,375    $      (2,450)
                              =============     =============    =============

    The differences between the provision for income taxes and the income tax computed using the U.S. statutory federal income tax rate to pretax income are as follows:

                                                           Years ended October 31,
                                                ------------------------------------------------
                                                    2003              2002             2001
                                                -------------     -------------    -------------
                                                                   (Restated)        (Restated)

    Statutory federal tax expense (benefit)     $      57,860     $      42,324    $      (1,442)
    Changes in expenses resulting from:
     State taxes, net of federal benefit                4,035             2,995           (1,729)
     Foreign tax expense differential                   2,191               568           (3,355)
     Goodwill and intangible amortization                 363               513            1,656
     Other permanent items                              1,482             1,874              123
     Foreign income exclusion                          (9,163)               --               --
     Valuation allowances                              10,429             1,101              968
     Impairment of intangibles                             --                --            1,329
                                                -------------     -------------    -------------
    Income tax expense (benefit)                $      67,197     $      49,375    $      (2,450)
                                                =============     =============    =============

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


    The components of the net deferred tax asset as of October 31, 2003 and 2002 consists of the following:

                                                    2003             2002
                                                -------------    -------------
                                                                   (Restated)

    Current:
    Deferred tax asset:
     Sales and related allowances               $       8,173    $       5,861
     Depreciation and amortization                        160              384
                                                -------------    -------------
    Total current deferred tax assets                   8,333            6,245

    Non-current deferred tax assets -
     Foreign net operating losses                       3,240            2,016
     State net operating losses                         3,311            2,069
     Capital loss carryforward                          7,963            7,983
                                                -------------    -------------
                                                       14,514           12,068
     Less: Valuation allowances                       (14,514)          (4,085)
                                                -------------    -------------
    Total non-current deferred tax assets                  --            7,983

    Non-current deferred tax liability -
     Capitalized software                              (8,486)          (3,885)
                                                -------------    -------------
       Net deferred tax (liability) asset       $        (153)   $      10,343
                                                =============    =============

    At October 31, 2003 and October 31, 2002, the Company had capital loss carryforwards totaling approximately $21,000. The capital loss carryforwards will expire in the periods fiscal 2006 through fiscal 2008. Failure to achieve sufficient levels of taxable income from capital transactions will affect the ultimate realization of the capital loss carryforwards. At October 31, 2002 management had a strategy of selling net appreciated assets of the Company, to the extent required to generate sufficient taxable income prior to the expiration of these benefits. At October 31, 2003, based on management's future plans, this strategy was no longer viable, and accordingly a valuation allowance has been recorded for this asset as it is more likely than not that the deferred tax asset related to these carryforwards will not be realized. At October 31, 2003, the Company had foreign net operating losses of $9,800 expiring between 2005 and 2010, and state net operating losses of $41,700 expiring between 2021 and 2023. Limitations on the utilization of these losses may apply, and accordingly valuation allowances have been recorded for these assets.

    The total amount of undistributed earnings of foreign subsidiaries was approximately $60,700 and $41,900 for the years ended October 31, 2003 and 2002, respectively. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


16. STOCKHOLDERS' EQUITY

    In July 2001, the Company issued 1,300,000 shares of common stock in a private placement to institutional investors and received proceeds of $20,892, net of $1,400 of selling commissions and offering expenses.

    In February 2001, certain stockholders of the Company exchanged and surrendered for cancellation 564,212 shares of the Company's Common Stock (valued at $7,310) for shares of Gameplay having an equal value.

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

    In November 2003, at a special meeting, the Company's stockholders voted to amend the certificate of incorporation to increase the Company's authorized shares of common stock from 50,000,000 to 100,000,000.

17. COMPREHENSIVE INCOME

    The components of and changes in accumulated other comprehensive income
    (loss) are:

                                                             Foreign
                                                            Currency                 Net Unrealized            Accumulated Other
                                                           Translation               Gain (Loss) on              Comprehensive
                                                           Adjustments                Investments                Income (Loss)
                                                     -----------------------     -----------------------    -----------------------
    Balance at November 1, 2000                      $                (9,841)    $                (2,831)   $               (12,672)
    Comprehensive income changes during the
  year, net of taxes of $1,832                                          (767)                      2,987                      2,220
                                                     -----------------------     -----------------------    -----------------------
    Balance at October 31, 2001                                      (10,608)                        156                    (10,452)
    Comprehensive income changes during the
  year, net of taxes of $87                                            5,553                        (142)                     5,411
                                                     -----------------------     -----------------------    -----------------------
    Balance at October 31, 2002                                       (5,055)                         14    $                (5,041)
    Comprehensive income changes during the
  year, net of taxes of $9                                             4,119                         (14)                     4,105
                                                     -----------------------     -----------------------    -----------------------
    Balance at October 31, 2003                      $                  (936)    $                    --    $                  (936)
                                                     =======================     =======================    =======================

    The taxes in the above table relate to the changes in the net unrealized gain (loss) on investments. The foreign currency adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


18. INCENTIVE PLANS

    Incentive Stock Plan

    The Incentive Stock Plan ("Incentive Plan"), adopted by the Board of Directors on June 12, 2003, allows the granting of restricted stock, deferred stock and other stock-based awards of the Company's common stock to directors, officers and other employees of the Company. A maximum of 500,000 shares are available for distribution under the Incentive Plan. As of October 31, 2003, 285,000 shares of restricted common stock have been granted under the Incentive Plan. The cost of the restricted shares granted is expensed over the vesting period. The Incentive Plan is administered by the Compensation Committee of the Board of Directors.

    Stock Option Plans

    In June 2002, the stockholders of the Company approved the Company's 2002 Stock Option Plan, as previously adopted by the Company's Board of Directors (the "2002 Plan"), pursuant to which officers, directors, employees and consultants of the Company may receive stock options to purchase up to an aggregate of 3,000,000 shares of Common Stock. In April 2003, the stockholders approved an increase in the aggregate amount of shares to 4,000,000 shares.

    In January 1997, the stockholders of the Company approved the Company's 1997 Stock Option Plan, as amended, as previously adopted by the Company's Board of Directors (the "1997 Plan"), pursuant to which officers, directors, employees and consultants of the Company may receive options to purchase up to an aggregate of 6,500,000 shares of the Company's Common Stock.

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

    As of October 31, 2003 and 2002, the plans had outstanding stock options for an aggregate of 3,066,000 and 2,764,000 shares of the Company's Common Stock, respectively, vesting at various times from 1998 to 2006 and expiring at various times from 2002 to 2007. Options granted generally vest over a period of three to five years.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


    Non-Plan Stock Options

    As of October 31, 2003 and 2002, there are non-plan stock options outstanding for an aggregate of 1,503,000 and 2,931,000 shares of the Company's Common Stock, respectively, vesting from 1999 to 2006 and expiring at various times from 2003 to 2007.

    For those options with exercise prices less than fair value of the underlying shares at the measurement date, the difference is recorded as deferred compensation and is amortized over the vesting period. Compensation expense for the years ended October 31, 2003, 2002, and 2001 was approximately $26, $1,976 and $5, respectively.

    The following table summarizes the activity in options under the plans inclusive of non-plan options:

                                                                       Weighted
                                                                        Average
                                                          Shares       Exercise
                                                      (in thousands)     Price
                                                      --------------   --------
    Options outstanding - November 1, 2000                 4,199        $ 8.72
    Granted-exercise price equal to fair value             3,351        $ 9.94
    Granted-exercise price less than fair value              500        $13.91
    Exercised                                             (3,327)       $ 9.00
    Forfeited                                               (244)       $10.09
                                                          ------        ------

    Options outstanding - October 31, 2001                 4,479        $ 9.93
    Granted-exercise price equal to fair value             3,950        $16.40
    Granted-exercise price less than fair value               30        $ 0.01
    Exercised                                             (2,494)       $10.43
    Forfeited                                               (270)       $12.31
                                                          ------        ------

    Options outstanding - October 31, 2002                 5,695        $13.96
    Granted-exercise price equal to fair value             2,442        $25.26
    Exercised                                             (3,438)       $13.53
    Forfeited                                               (130)       $17.13
                                                          ------        ------
    Options outstanding - October 31, 2003                 4,569        $20.23
                                                          ======        ======

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


    At October 31, 2003 and 2002 the number of options exercisable are 1,389,000 and 3,014,000, respectively, and their related weighted average exercise prices are $15.09 and $12.56, respectively.

    The following summarizes information about stock options outstanding and exercisable at October 31, 2003:

                                                          Weighted     Average
                                              Shares      Average    Remaining
                                               (in       Exercise   Contractual
    Range of Exercise Prices                thousands)     Price    Life (years)
    ------------------------                ----------   --------   ------------
         $5.50 - $13.91                         986       $10.43        2.42
         $14.86 - $19.55                      1,365       $18.37        3.61
         $20.10 - $25.31                        963       $21.98        4.33
         $25.78 - $35.71                      1,255       $28.63        4.20
                                              -----
    Options outstanding - October 31, 2003    4,569       $20.23        3.67
                                              =====

         $5.50 - $13.91                         675       $10.42        2.16
         $14.86 - $19.55                        523       $17.98        3.53
         $20.10 - $25.31                        114       $21.88        4.10
         $25.78 - $35.71                         77       $26.43        3.98
                                              -----
    Options exercisable- October 31, 2003     1,389       $15.09        2.93
                                              =====

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


19. RESULTS BY QUARTER (UNAUDITED)

    The following tables set forth restated quarterly supplementary data for each of the years in the two-year period ended October 31, 2003.

   The unaudited quarterly results of operations for each of the quarters in the fiscal year ended October 31, 2002 and for each of the three quarters in the period ended July 31, 2003 have been restated for the revised revenue recognition policy related to the change in the method of accounting for price concessions identified in Note 2.

                                   1st          2nd          3rd         4th
    2003                         Quarter      Quarter      Quarter     Quarter
    ----                        ---------    ---------    ---------   --------
                                (Restated)   (Restated)   (Restated)

    Net sales                    $411,008     $193,023    $152,055    $277,607
    Gross profit                  165,947       71,483      58,519     100,190
    Net income                   $ 51,535     $ 14,623    $  5,696    $ 26,264

    Per share data:
      Basic - EPS                $   1.26     $   0.35    $   0.13    $   0.60
      Diluted - EPS              $   1.22     $   0.35    $   0.13    $   0.58

    2002                                          As Restated
    ----                         ---------------------------------------------
    Net sales                    $286,945     $167,286    $123,117    $217,328
    Gross profit                  106,242       60,642      45,997      81,711
    Net income                   $ 36,752     $  8,010    $  5,049    $ 21,752

    Per share data:
      Basic - EPS                $   1.00     $   0.22    $   0.13    $   0.55
      Diluted - EPS              $   0.97     $   0.21    $   0.13    $   0.53

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


    The following table summarizes the increase (decrease) in the results of operations for the reported 2003 and 2002 fiscal quarters as a result of the restatement discussed above:

                                                As                        As
                                             Reported    Restatement   Restated
                                             --------    -----------   --------
    Quarter ended January 31, 2003:

    Net Sales                                $408,794      $ 2,214     $411,008
    Gross Profit                              164,127        1,820      165,947
    Net income                               $ 50,462      $ 1,073     $ 51,535
    Per share data:
      Basic - EPS                            $   1.24      $  0.02     $   1.26
      Diluted - EPS                          $   1.20      $  0.02     $   1.22

    Quarter ended April 30, 2003:

    Net Sales                                $194,213      $(1,190)    $193,023
    Gross Profit                               72,474         (991)      71,483
    Net income                               $ 15,239      $  (616)    $ 14,623
    Per share data:
      Basic - EPS                            $   0.37      $ (0.02)    $   0.35
      Diluted - EPS                          $   0.36      $ (0.01)    $   0.35

    Quarter ended July 31, 2003:

    Net Sales                                $155,587      $(3,532)    $152,055
    Gross Profit                               61,669       (3,150)      58,519
    Net income                               $  7,649      $(1,953)    $  5,696
    Per share data:
      Basic - EPS                            $   0.18      $ (0.05)    $   0.13
      Diluted - EPS                          $   0.18      $ (0.05)    $   0.13

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


                                                      As                      Reclassifications      As
                                                   Reported    Restatement           (1)          Restated
                                                   --------    -----------    -----------------   --------
    Quarter ended January 31, 2002:

    Net Sales                                      $282,926      $ 3,425            $ 594         $286,945
    Gross Profit                                    103,103        3,139               --          106,242
    Net income                                     $ 34,829      $ 1,923               --         $ 36,752
    Per share data:
      Basic - EPS                                  $   0.95      $  0.05               --         $   1.00
      Diluted - EPS                                $   0.92      $  0.05               --         $   0.97

    Quarter ended April 30, 2002:

    Net Sales                                      $170,330      $(3,218)           $ 174         $167,286
    Gross Profit                                     63,297       (2,655)              --           60,642
    Net income                                     $  9,637      $(1,627)              --         $  8,010
    Per share data:
      Basic - EPS                                  $   0.26      $ (0.04)              --         $   0.22
      Diluted - EPS                                $   0.25      $ (0.04)              --         $   0.21

    Quarter ended July 31, 2002:

    Net Sales                                      $122,461      $   537            $ 119         $123,117
    Gross Profit                                     45,524          473               --           45,997
    Net income                                     $  4,766      $   283               --         $  5,049
      Per share data:
      Basic - EPS                                  $   0.12      $  0.01               --         $   0.13
    Diluted - EPS                                  $   0.12      $  0.01               --         $   0.13

    Quarter ended October 31, 2002:

    Net Sales                                      $218,259      $(1,086)           $ 155         $217,328
    Gross Profit                                     83,036         (967)            (358)          81,711
    Net income                                     $ 22,333      $  (581)              --         $ 21,752
    Per share data:
      Basic - EPS                                  $   0.56      $ (0.01)              --         $   0.55
      Diluted - EPS                                $   0.54      $ (0.01)              --         $   0.53

(1) The net sales reclassification represents freight income previously recorded as a reduction to product costs. The quarter ended October 31, 2002 also reflects a reclassification of $358 from depreciation and amortization to product costs.

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


20. CONSOLIDATION OF DISTRIBUTION FACILITIES

    In January 2003, based on management's strategy to consolidate the Company's distribution business, and after taking into account the relative cost savings involved, the Company closed its warehouse operations in Ottawa, Illinois and College Point, New York. Operations at these warehouses ceased by January 31 and the business conducted there was consolidated with the operations of the Company's Jack of All Games' distribution facility in Ohio.

    As a result of the closures, the Company recorded a charge of $7,028. The charge consisted of: (1) lease termination costs, representing the fair value of remaining lease payments, net of estimated sublease rent; (2) disposition of fixed assets, representing the net book value of fixed assets and leasehold improvements; (3) other exit costs; and (4) an impairment charge with respect to an intangible asset, representing a customer list relating to the business conducted at the Illinois facility.

    These costs are included in general and administrative expense for the year ended October 31, 2003, except for the intangibles impairment which is included in depreciation and amortization expense, and are summarized in the table below:

                                                                  Lease          Fixed                      Other
                                                               Termination       Asset       Intangibles    Exit
                                                                  Costs      Dispositions     Impairment    Costs    Total
                                                               -----------   ------------    -----------    -----   -------
    Provisions during the year ended October 31, 2003            $ 1,607         $ 999         $ 4,407      $ 15    $ 7,028
    Asset write-offs                                                 (65)         (999)         (4,407)       (3)    (5,474)
    Cash payments                                                 (1,542)           --              --       (12)    (1,554)
                                                                 -------         -----         -------      ----    -------
    Remaining obligations at October 31, 2003                    $    --         $  --         $    --      $ --    $    --
                                                                 =======         =====         =======      ====    =======

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


21. SEGMENT INFORMATION

    The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which established standards for reporting by public business enterprises of information about product lines, geographical areas and major customers. The method for determining what information to report is based on the way management organizes the Company for making operational decisions and assessment of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about sales by geographic region and by product platforms. The Company's Board of Directors reviews consolidated financial information. The Company's operations employ the same products and types of customers worldwide. The Company's product development, publishing and marketing activities are centralized in the United States under one management team, with distribution activities managed geographically. Accordingly, the Company's operations fall within one reportable segment as defined in SFAS 131.

    For the years ended October 31, 2003, 2002, and 2001, the Company's net sales in domestic markets accounted for approximately 72.1%, 80.0% and 76.4%, respectively, and net sales in international markets accounted for 27.9%, 20.0% and 23.6%, respectively.

    As of October 31, 2003 and 2002, the Company's net property, plant and equipment in domestic markets accounted for approximately $13,789 and $11,222, respectively, and net property, plant and equipment in international markets accounted for $8,471 and $4,097, respectively.

    Information about the Company's total non-current assets in the United States and international areas as of October 31, 2003 and 2002 are presented below:

                                                     2003         2002
                                                   --------     --------
             Total non-current assets:
             United States                         $118,523     $ 98,849
             International
             United Kingdom                          25,739       20,505
               All other Europe                      19,275       17,685
               Other                                 30,359       26,036
                                                   --------     --------
                                                   $193,896     $163,075
                                                   ========     ========

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


    Information about the Company's net sales in the United States and international areas for the years ended October 31, 2003, 2002 and 2001 are presented below (net sales are attributed to geographic areas based on product destination):

                                             2003         2002          2001
                                          ----------   ----------    ----------
                                                       (Restated)    (Restated)
    Net Sales:
      United States                       $  667,580    $606,467      $324,750
      Canada                                  77,360      28,965        20,080
      International
        United Kingdom                        88,381      47,021        32,227
        All other Europe                     175,717      98,490        61,187
        Asia Pacific                          22,885      12,593        12,478
        Other                                  1,770       1,140           674
                                          ----------    --------      --------
                                          $1,033,693    $794,676      $451,396
                                          ==========    ========      ========

    Information about the Company's net sales by product platforms for the years ended October 31, 2003, 2002 and 2001 are presented below:

                                             2003         2002          2001
                                          ----------   ----------    ----------
                                                       (Restated)    (Restated)
    Platforms:
      Sony PlayStation 2                  $  591,205    $473,214      $130,691
      Sony PlayStation                        58,334      58,718        75,084
      Microsoft Xbox                          84,112      54,144         2,428
      PC                                     147,275     102,734       103,849
      Nintendo Game Boy Color, Game Boy
        Advance and 64                        48,547      20,348        37,595
      Nintendo GameCube                       29,085      17,761            --
      Sega Dreamcast                             109       1,602        11,347
      Accessories                             20,165      31,734        31,536
      Hardware                                54,861      34,421        58,866
                                          ----------    --------      --------
                                          $1,033,693    $794,676      $451,396
                                          ==========    ========      ========

              TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
             Notes to Consolidated Financial Statements (concluded)
                (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------


22. NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE

    The following table provides a reconciliation of basic (loss) earnings per share to diluted earnings per share for the years ended October 31, 2003, 2002, and 2001.

                                                                                     Income (loss) before
                                                                                     cumulative effect of      Shares
                                                                                           change in            (in       Per Share
                                                                                     accounting principle    thousands)     Amount
                                                                                     --------------------    ----------   ---------
    Year Ended October 31, 2003
      Basic                                                                                $ 98,118            41,965      $  2.34
       Effect of dilutive securities- Stock options, restricted stock and
         warrants                                                                                --             1,332
                                                                                           --------            ------
      Diluted                                                                              $ 98,118            43,297      $  2.27
                                                                                           ========            ======      =======
    Year Ended October 31, 2002 (Restated)
      Basic                                                                                $ 71,563            38,030      $  1.88
       Effect of dilutive securities- Stock options and warrants                                 --             1,540
                                                                                           --------            ------
      Diluted                                                                              $ 71,563            39,570      $  1.81
                                                                                           ========            ======      =======
    Year Ended October 31, 2001 (Restated)
      Basic and Diluted                                                                    $(1,674)            33,961      $(0.05)
                                                                                           ========            ======      =======

    The computation for diluted number of shares excludes those unexercised stock options and warrants which are antidilutive. The number of such shares was 1,000,000, 143,000 and 222,000 for the years ended October 31, 2003,
    2002, 2001, respectively.

23. SUBSEQUENT EVENT

    In December 2003, the Company acquired all of the outstanding capital stock and paid certain liabilities of TDK Mediactive. The purchase price of approximately $14,276 consisted of $17,116 in cash and issuance of 163,641 restricted shares of the Company's common stock (valued at $5,160), reduced by approximately $8,000 due to TDK Mediactive under a distribution agreement. The Company is in the process of completing the purchase price allocation. TDK's results will be included in the Company's operating results beginning in the first quarter of fiscal 2004.

    In September 2003, the Company and TDK entered into an agreement providing the Company with the exclusive North American distribution rights for certain TDK titles, including The Haunted Mansion, Star Trek: Shattered Universe and Corvette. During the three months ended October 31, 2003, the Company recorded $9,225 of net sales related to this agreement. At October 31, 2003, the Company owed $5,945 to TDK for purchases made under the agreement, which was included in accounts payable, and remaining guarantee payments of $3,491 under the contract.

                                     SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TAKE-TWO INTERACTIVE SOFTWARE, INC.

                                             By: /s/ Jeffrey C. Lapin
                                                 ------------------------------
                                                 Jeffrey C. Lapin
                                                 Chief Executive Officer

Date: February 12, 2004


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

             Signature                                            Title                                           Date
             ---------                                            -----                                           ----
/s/ Ryan A. Brant                      Chairman of the Board                                         February 12, 2004
---------------------------------
Ryan A. Brant

/s/ Jeffrey C. Lapin                   Chief Executive Officer (Principal                            February 12, 2004
---------------------------------      Executive Officer) and Director
Jeffrey C. Lapin

/s/ Karl H. Winters                    Chief Financial Officer (Principal                            February 12, 2004
---------------------------------      Financial and Accounting Officer)
Karl H. Winters

/s/ Robert Flug                        Director                                                      February 12, 2004
---------------------------------
Robert Flug

/s/ Steven Tisch                       Director                                                      February 12, 2004
---------------------------------
Steven Tisch

/s/ Oliver R. Grace, Jr.               Director                                                      February 12, 2004
---------------------------------
Oliver R. Grace, Jr.

/s/ Todd Emmel                         Director                                                      February 12, 2004
---------------------------------
Todd Emmel

/s/ Mark Lewis                         Director                                                      February 12, 2004
---------------------------------
Mark Lewis

/s/ Richard Roedel                     Director                                                      February 12, 2004
---------------------------------
Richard Roedel

                                   SCHEDULE II


              Take-Two Interactive Software, Inc. and Subsidiaries
                        Valuation and Qualifying Accounts

                                 (In thousands)


                                                         Additions (A)
                                        -----------------------------------------------
                                        Balance at                                                                       Balance at
                                         Beginning    Sales and returns   Provision for                                    End of
Description                              of Period      allowance (D)     bad debts (D)    Deductions (B)    Other (C)     Period
                                        ----------    -----------------   -------------    --------------    ---------   ----------
Year Ended October 31, 2003

 Allowances                               $30,806         $120,329            $4,322           $94,937        $2,297       $62,817

Year Ended October 31, 2002
(Restated)
 Allowances                               $32,350         $ 72,096            $2,405           $76,714        $  669       $30,806

Year Ended October 31, 2001
(Restated)
 Allowances                               $14,286         $ 69,570            $2,258           $57,302        $3,538       $32,350

(A) Includes increases in allowance for sales returns and doubtful accounts due to normal reserving terms.

(B) Includes actual write-offs of uncollectible accounts receivable or sales returns and recoveries of previously written off receivables.

(C) Includes allowance accounts acquired in conjunction with acquisitions in 2001 and $2,297 related to foreign exchange in 2003 and $669 in 2002.

(D) Includes price concessions of $45,919, $29,513 and $25,757; returns of $47,342, $28,350 and $40,543; other sales allowances including rebates, discounts, co-op advertising and bad debts of $31,390, $16,638 and $5,528 for year ended October 31, 2003, 2002 and 2001, respectively.