Form 10-K/A
period 2003-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2004-03-01
CIK 946581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

       |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the fiscal year ended October 31, 2003

                                       OR

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                    For the transition period from ___ to ___

                                     0-29230
                              (Commission File No.)

                       TAKE-TWO INTERACTIVE SOFTWARE, INC.
             ------------------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

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

Documents Incorporated by Reference: None

Item 10. Directors and Executive Officers of the Registrant

      Following is information with respect to our executive officers and directors:

      Ryan A. Brant, age 32, has been Chairman of the Company since 1993. Mr. Brant served as the Company's Chief Executive Officer from 1993 until February 2001. Mr. Brant received a B.S. degree in Economics from the University of Pennsylvania's Wharton School of Business.

      Jeffrey C. Lapin, age 47, has been a director of the Company since November 2002 and Chief Executive Officer of the Company since January 2003. Mr. Lapin served as Vice Chairman of THQ, Inc., a developer and publisher of interactive entertainment software from October 1998 to November 2002, and served as Chief Operating Officer of THQ from August 2000 to November 2002. From July 1996 to October 1998, Mr. Lapin served as President of House of Blues, Inc. Hospitality and Executive Vice President of House of Blues, Inc. Entertainment. From 1986 to June 1996, Mr. Lapin served in various executive capacities with Starwood Hotels & Resorts, most recently from January 1995 to June 1996 as President and Chief Operating Officer, and from May 1991 to January 1995 as President and Chief Executive Officer. Prior to his employment by Starwood, Mr. Lapin was an attorney at Mitchell, Silberberg & Knupp in Los Angeles. Mr. Lapin received a J.D. from Loyola Law School.

      Karl H. Winters, age 45, has been Chief Financial Officer of the Company since February 2002. From April 2000 to June 2001, Mr. Winters was the Chief Financial Officer of ModelWire, Inc., a company engaged in marketing imaging database products. From September 1993 to December 1999, Mr. Winters served in various positions, most recently as Vice President of Trace International Holdings, Inc., a private holding company that held significant interests in United Auto Group, Inc., a consolidator of new car dealerships, and Foamex International Inc., a manufacturer of polyurethane products. From 1993 to 1999, Mr. Winters held executive positions at United Auto and Foamex, most recently as United Auto's Chief Financial Officer and Executive Vice President. Trace International filed a petition under Chapter 11 of the United States Bankruptcy Code in July 1999. From 1983 to 1993, Mr. Winters was a Senior Audit Manager for Cooper's & Lybrand. Mr. Winters is a C.P.A. and received an M.B.A. from the University of Michigan and a B.A. in business economics with a concentration in accounting from Calvin College.

      Trevor Drinkwater, age 37, has been the Chief Operating Officer of the Company since November 2003. Prior to joining the Company, Mr. Drinkwater served in various executive capacities at Warner Home Video from April 1999 to October 2003, including most recently as Senior Vice President of Domestic Sales. From May 1990 to May 1999, Mr. Drinkwater served in various capacities at The Perrier Group of America. Mr. Drinkwater received a B.S. in Marketing from the University of Colorado.

      Oliver R. Grace, Jr., age 50, has been a director of the Company since April 1997. Mr. Grace, a private investor, has been the Chairman of the Board of Andersen Group, Inc., a dental products and video broadcasting equipment manufacturing company, since 1990. Mr. Grace has also been a director of Republic Automotive Parts, Inc., a distributor of replacement parts for the automotive aftermarket, since 1982. Mr. Grace is a general partner of Anglo American Security Fund, L.P., a private investment fund. Mr. Grace received a B.A. in Business Administration from Vanderbilt University.

      Robert Flug, age 56, has been a director of the Company since February 1998. Mr. Flug has been the President and Chief Operating Officer of S.L. Danielle, a women's apparel company, since September 1987. Mr. Flug received a B.S. in Business Administration from New York University.

      Todd Emmel, age 41, has been a director of the Company since February 2002. Since August 2003, Mr. Emmel has served as Director, Structured Products for John Hancock Financial Services. From November 1999 until June 2002, Mr. Emmel was a First Vice President at Ambac Assurance Corporation, a financial insurance company. From May 1999 to November 1999, Mr. Emmel was Chief Credit Officer at Structured Credit Partners, a private credit arbitrage firm. From March 1998 to May 1999, Mr. Emmel was a Managing Director of DVI Private Capital Group, a private equity fund. From April 1990 to March 1998, Mr. Emmel held various positions at Union Bank of Switzerland, most recently as a Managing Director. Prior to this, Mr. Emmel was an Associate at both Drexel Burnham Lambert, from June 1988 to February 1990, and at E.F. Hutton from July 1987 to February 1988. Mr. Emmel received an M.B.A. from Carnegie Mellon University and a B.S. in accounting from Miami University.

      Mark Lewis, age 54, has been a director of the Company since May 2001. For the fifteen years prior to February 2001, Mr. Lewis held various positions with Electronic Arts, most recently as Senior Vice President of International Operations. Mr. Lewis has been a director of Muse Communications Corp., a broadband technology company, since November 1997. Mr. Lewis received a B.A. in English and graduated Cum Laude from Yale University.

      Steven Tisch, age 54, has been a director of the Company since April 2002. Since 1986, Mr. Tisch has been an independent motion picture producer. Mr. Tisch is the Oscar Award winning producer of Forrest Gump, the 1994 winner for Best Picture and the fourth-largest grossing domestic box office film of all time. Since May 2000, Mr. Tisch has been a partner of Escape Artists, a private independent film company, and a director of Classic Media, an owner of franchise entertainment properties. Since June 2002, Mr. Tisch has been a director of Film Roman, Inc., a publicly held television and motion picture production company. From 1976 to 1986, Mr. Tisch was a principal of Tisch/Avnet Productions, a production company with credits such as Risky Business. Mr. Tisch is a member of the Board of Directors of the Tisch School of the Arts at New York University and The Geffen Theatre in Los Angeles. Mr. Tisch received a B.A. in Sociology from Tufts University.

      Richard W. Roedel, age 54, has been a director of the Company and Chairman of the Audit Committee since November 2002. From 1999 to 2000, Mr. Roedel was Chairman and Chief Executive Officer of the accounting firm BDO Seidman, LLP, the United States member firm of BDO International. Before becoming Chairman and Chief Executive Officer, he was the Managing Partner of BDO Seidman's New York Metropolitan Area from 1994 to 1999, the Managing Partner of its Chicago office from 1990 to 1994 and an Audit Partner from 1985 to 1990. Mr. Roedel is a co-founder and principal of Pinnacle Ventures LLC, which provides funding and management expertise to privately held companies. Mr. Roedel received a B.S. degree in accounting and economics from The Ohio State University and is a Certified Public Accountant. Mr. Roedel is a director of Brightpoint, Inc. a provider of outsourced services in the wireless telecommunications and data industry, and Dade Behring Holdings, Inc., a medical diagnostics equipment and related product manufacturer.

      Section 16(a) Beneficial Ownership Compliance. Based solely on a review of Forms 3, 4 and 5 furnished to the Company with respect to its most recent fiscal year, the Company believes that all reporting persons currently required to file forms under the Securities Exchange Act of 1934 filed such reports, except that Mr. Brant was late filing four Forms 4 (four transactions); Mr. Grace was late filing one Form 4 (one transaction); Mr. Flug was late filing two Forms 4 (two transactions); Mr. Emmel was late filing one Form 4 (one transaction); and Mr. Tisch was late filing one Form 4 (one transaction).

      Audit Committee. The Company has established an Audit Committee of the Board of Directors consisting of Messrs. Roedel, Flug, Grace and Emmel, each of whom is an "independent" director as defined under the rules of the National Association of Securities Dealers, Inc. Mr. Roedel, who acts as Chairman of the Audit Committee, qualifies as a "financial expert" under federal securities laws.

      Code of Ethics. In March 2002, the Company adopted a written code of ethics, as amended, that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to Take-Two Interactive Software, Inc. 622 Broadway, New York, New York 10012,
Attention: Director of Corporate Communications.

Item 11. Executive Compensation

      The following table sets forth the cash compensation paid by the Company during the fiscal years ended October 31, 2001, 2002 and 2003 to its Chief Executive Officer and four most highly compensated executive officers other than its Chief Executive Officer, each of whom was serving at the end of the fiscal year ended October 31, 2003 and whose salary and bonus exceeded $100,000 (the "Named Executives"):

                           Summary Compensation Table

                                                                                                     Long-Term
                                                                                                    Compensation
                                                                 Annual Compensation                   Award
                                         ---------------------------------------------------------  ------------
                                                                                                     Securities
                                          Year Ended                                Other Annual     Underlying
Name and Principal Position               October 31,    Salary($)    Bonus($)      Compensation(1)  Options(#)
---------------------------               -----------    ---------    --------      ---------------  ----------
Ryan A. Brant
Chairman...............................      2003         52,884     2,909,500(2)         --          450,000(3)
                                             2002         41,058     1,993,330            --          200,000
                                             2001         75,000       790,000            --          479,560

Jeffrey C. Lapin (4)
Chief Executive Officer.............         2003        542,500       200,000            --          400,000

Kelly Sumner (5)....................         2003        607,019     1,862,500            --          100,000
                                             2002        473,910       450,000            --          100,000
                                             2001        359,519        19,317            --          480,000

Paul Eibeler (6)....................         2003        296,153       650,000                          50,000
                                             2002        430,385       112,500            --            50,000
                                             2001        353,819        95,000                         170,000

Karl H. Winters                              2003        326,250       265,000                             --
Chief Financial Officer (7)...........       2002        222,115       207,500            --          200,000

----------
(1) The aggregate value of benefits to be reported under the "Other Annual Compensation" column did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the Named Executives.

(2)   Includes a signing bonus of $600,000.

(3)   Includes 150,000 shares of restricted stock.

(4)   Mr. Lapin joined the Company as Chief Executive Officer in January 2003.

(5) Mr. Sumner resigned as Chief Executive Officer in January 2003 and serves in a non-executive capacity.

(6)   Mr. Eibeler resigned as President in June 2003.

(7)   Mr. Winters joined the Company in February 2002.

      The following table sets forth information concerning options granted in the fiscal year ended October 31, 2003 to the Named Executives:

               Option Grants in Fiscal Year Ended October 31, 2003

                                                Individual Grants(1)
                           ----------------------------------------------------------------
                                                                                                   Potential Realizable
                           Number of                                                               Value at Assumed
                           Securities      Percent of Total                                        Annual Rates of Stock
                           Underlying      Options Granted       Exercise                          Price Appreciation for
                           Options         to Employees in       Price           Expiration        Option Term (2)
Name                       Granted(#)      Fiscal Year(%)        ($/Sh)          Date              5%($)           10%($)
----------------------     ----------      ---------------       --------        ----------      ---------       ----------
Ryan A. Brant.........      250,000                               22.17           04/30/08       1,531,291       3,383,752
                             50,000             12                34.16           09/30/08         471,889       1,042,751

Jeffrey C. Lapin......      400,000             16                28.12           11/17/07       3,107,615       6,867,016

Kelly Sumner .........      100,000              4                26.06           11/12/07         719,990       1,590,989

Paul Eibeler..........       50,000              2                22.17           04/30/08         306,258         676,750

Karl Winters..........           --             --                   --                 --              --              --

(1) All of the options have a term of five years and vest at various times over the term of the options.

(2) The potential realizable value columns of the table illustrate values that might be realized upon exercise of options immediately prior to expiration, assuming the common stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment or non-transferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the common stock, there can be no assurance that the amounts reflected in this table will be achieved.

      The following table sets forth information concerning the value of options exercised during the fiscal year ended October 31, 2003 and the value of unexercised stock options held by the Named Executives as of October 31, 2003:

                 Aggregated Option Exercises and Year End Values

                                                 Number of Securities
                     Shares                      Underlying                    Value of Unexercised
                     Acquired     on  Value      Unexercised Options           In-the-Money Options
     Name            Exercise(#)  Realized($)    at October 31, 2003 (#)       at October 31, 2003 ($)*
     ----            -----------  -----------    -----------------------       ------------------------

                                                 Exercisable  Unexercisable    Exercisable  Unexercisable
                                                 -----------  -------------    -----------  -------------
Ryan A. Brant ..       68,662     1,012,399               --      175,000               --      2,470,000
Jeffrey C. Lapin           --            --               --      400,000               --      4,636,000

Kelly Sumner ...      685,000     9,989,226               --      150,000               --      2,375,000

Paul Eibeler ...      405,000     5,876,654               --           --               --             --

Karl Winters ...       35,000       469,981          115,000       50,000        2,475,950      1,076,500

      *Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the common stock, which was $39.71 on October 31, 2003.

Director Compensation

      For the year ended October 31, 2003, each of Messrs. Flug and Grace received cash compensation of $90,000 for serving as a non-employee director; each of Messrs. Emmel and Roedel received $50,000; and each of Messrs. Lewis and Tisch received $40,000. During fiscal 2003, Mr. Grace received options to purchase 13,000 shares; Mr. Flug received options to purchase 13,000 shares; Mr. Lewis received options to purchase 10,000 shares; Mr. Emmel received options to purchase 13,000 shares; and Mr. Tisch received options to purchase 10,000 shares.

      For the fiscal year ending October 31, 2004, each non-employee director is expected to receive cash compensation of $60,000. In addition, the Chairman of the Audit Committee is expected to receive an additional $35,000, the Chairman of the Nominating/Corporate Governance Committee is expected to receive an additional $20,000 and the Chairman of the Compensation Committee is expected to receive an additional $20,000. Members of the Audit Committee (excluding the Chairman) are expected to receive an additional $10,000. The Company is currently formulating its plans with respect to the grant of stock-based compensation to non-employee directors for fiscal 2004.

Employment Agreements

      The Company entered into an employment agreement, as amended in May 2003, with Ryan A. Brant for a five-year term ending July 2007. The areement provides that Mr. Brant is entitled to receive an annual salary of $750,000 and a bonus of $150,000 for each fiscal quarter and $250,000 for each fiscal year, provided that such bonus is approved by the Compensation Committee of the Board of Directors and the Company achieves its projected cash flow and net income targets for each period. Mr. Brant is also entitled to receive a bonus of $650,000 for each fiscal year, as well as discretionary bonuses approved by the Compensation Committee.

      The Company entered into an employment agreement with Jeffrey C. Lapin for a three-year term commencing January 2003. The areement provides that Mr. Lapin is entitled to receive an annual salary of $650,000 and a bonus of $50,000 for each fiscal quarter and $200,000 for each fiscal year, provided that the Company achieves its business and financial plans for each period. Mr. Lapin is also entitled to receive a bonus of $200,000 for each fiscal year.

      The Company entered into an employment agreement, as amended, with Kelly Sumner providing for a three-year term ending December 2005. The agreement provides that Mr. Sumner is entitled to an annual salary of $625,000.

      The Company entered into an employment agreement with Karl H. Winters for a three-year term commencing February 2002. The agreement provides that Mr. Winters is entitled to an annual salary of $300,000 and a bonus based on Mr. Winter's performance in implementing certain objectives of the Audit Committee of the Board of Directors.

      The Company has agreed to pay to Trevor Drinkwater an annual salary of $350,000 plus an annual bonus of $100,000. The Company also granted Mr. Drinkwater options to purchase 50,000 shares of common stock.

      Each employment agreement provides that if employment is terminated under certain circumstances, including in the event of a change of control, the executive will be entitled to certain severance compensation. The employment agreements also contain confidentiality and non-competition provisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information as of February 27, 2004, relating to the beneficial ownership of shares of the Company's common stock by (i) each person or entity who is known by the Company to own beneficially 5% or more of the outstanding common stock, (ii) each director,
(iii) each of the Named Executives and (iv) all directors and executive officers as a group.

                                                         Number of Shares of    Percentage of Outstanding
Name and                                                 Common Stock           Common Stock
Address of Beneficial Owner(1)                           Beneficially Owned(2)  Beneficially Owned
------------------------------                           ---------------------  -------------------------
FMR Corp (3) ..............................................    6,435,288             14.4%

J & W Seligman & Co. Incorporated (3) .....................    2,867,900              6.4

Waddell & Reed Investment Management Company (3) ..........    2,419,052              5.4

Oliver R. Grace, Jr. (4) ..................................      470,880              1.0

Ryan A. Brant .............................................      301,670                *

Robert Flug (5) ...........................................      100,032                *

Mark Lewis (6) ............................................       20,000                *

Todd Emmel (6) ............................................       35,350                *

Steven Tisch (6) ..........................................       35,000                *

Jeffrey C. Lapin (6) ......................................      133,334                *

Richard W. Roedel (6) .....................................       35,000                *

Karl H. Winters (6) .......................................      165,000                *

Kelly Sumner ..............................................           --                *

Paul Eibeler ..............................................           --                *

All directors and executive officers as a group (ten
persons) (7) ..............................................    1,346,266              3.0%

----------
*     Less than 1%.

(1) Unless otherwise indicated, the address of each beneficial owner is Take-Two Interactive Software, Inc., 622 Broadway, New York, New York 10012.

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

(3) Based on Schedules l3G filed with the Securities and Exchange Commission as of February 2004.

(4) Includes 381,880 shares owned of record by Anglo American Security Fund, L.P., of which Mr. Grace is a general partner, and options to purchase 89,000 shares held by Mr. Grace.

(5) Includes 19,600 shares held by S/L/ Danielle, Inc. and 80,432 shares of Common Stock underlying options.

(6)   Represents shares underlying options

(7)   Includes 643,116 shares underlying options.

      Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth certain information as of October 31, 2003 regarding outstanding options to purchase Common Stock that were outstanding on October 31, 2003.

----------------------------------------------------------------------------------------------------------------
                                          (a) (b) (c)
----------------------------------------------------------------------------------------------------------------
         Plan Category           Number of securities       Weighted-average          Number of securities
                                   to be issued upon       exercise price of          remaining for future
                                      exercise of         outstanding options,        issuance under equity
                                 outstanding options,     warrants and rights          compensation plans
                                  warrants and rights                                 (excluding securities
                                                                                    reflected in column (a))
----------------------------------------------------------------------------------------------------------------
 Equity compensation plans
 approved by security holders        3,066,056                   $22.39                      432,796
----------------------------------------------------------------------------------------------------------------
 Equity compensation plans not
 approved by security holders        1,787,712 (1)               $16.78                      215,000
----------------------------------------------------------------------------------------------------------------
             Total                   4,853,768                   $20.32                      647,796
----------------------------------------------------------------------------------------------------------------

(1) Includes 1,502,712 shares of common stock underlying individual option grants and 285,000 shares of restricted stock under an Incentive Stock Plan. The options are five years in duration, expire at various dates between December 2003 and November 2007, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under our stockholder approved plans.

Item 13. Certain Relationships and Related Transactions

      The Company's former principal executive and administrative office, located at 575 Broadway, New York, New York, is approximately 13,300 square feet of office space under a lease with 575 Broadway Corporation, a company controlled by the father of Ryan A. Brant, the Company's Chairman. The Company paid rent of $474,000 per annum under this lease, which expires in March 2004. The Company believes that the terms of the lease were no less favorable than those that could have been obtained from an unaffiliated party.

Item 14. Principal Accountant Fees and Services

      The aggregate fees billed by the Company's independent auditor for the fiscal years ended October 31, 2003 and 2002 are set forth below. The Audit Committee believes that the services performed by the Company's independent auditor were compatible with maintaining such auditor's independence.

                                                    2003                 2002
                                                 ----------           ----------

Audit (1) ............................           $2,927,929           $1,729,163
Audit Related (2) ....................               35,089            1,973,543
Tax (3) ..............................            1,852,054              947,330
All Other ............................                   --                   --
                                                 ----------           ----------
Total ................................           $4,815,072           $4,650,036

(1) Includes financial statement and statutory audits. Fiscal 2003 fees also include amounts relating to an SEC investigation and financial statement restatement.

(2) Includes benefit plan audits. Fiscal 2002 fees include forensic accounting fees as well as fees related to due diligence projects.

(3) Includes tax compliance, advice and audit assistance. Fiscal 2003 includes additional fees relating to tax planning and compliance.

      All services provided to the Company by its independent auditor must be pre-approved by the Audit Committee. None of the Audit Related, Tax or All Other services listed above was approved by the Audit Committee under a "de minimis" exemption from pre-approval provided by applicable law.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on this 27th day of February 2004.

                                        TAKE-TWO INTERACTIVE SOFTWARE, INC.

                                        By: /s/ Karl H. Winters
                                           -------------------------------------
                                           Karl H. Winters
                                           Chief Financial Officer