Form 10-K/A
period 2003-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2004-03-02
CIK 946581

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

                           Summary Compensation Table

                                                                                                     Long-Term
                                                                                                    Compensation
                                                                 Annual Compensation                   Award
                                         ---------------------------------------------------------  ------------
                                                                                                     Securities
                                          Year Ended                                Other Annual     Underlying
Name and Principal Position               October 31,    Salary($)    Bonus($)      Compensation(1)  Options(#)
---------------------------               -----------    ---------    --------      ---------------  ----------
Ryan A. Brant
Chairman...............................      2003        752,884     2,909,500(2)         --          450,000(3)
                                             2002        641,058     1,993,330            --          200,000
                                             2001        575,000       790,000            --          479,560

Jeffrey C. Lapin (4)
Chief Executive Officer.............         2003        542,500       200,000            --          400,000

Kelly Sumner (5)....................         2003        607,019     1,862,500            --          100,000
                                             2002        473,910       450,000            --          100,000
                                             2001        359,519        19,317            --          480,000

Paul Eibeler (6)....................         2003        296,153       650,000                          50,000
                                             2002        430,385       112,500            --            50,000
                                             2001        353,819        95,000                         170,000

Karl H. Winters                              2003        326,250       265,000                             --
Chief Financial Officer (7)...........       2002        222,115       207,500            --          200,000

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