Form 10-Q
period 2004-01-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2004-03-16
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF l934.

For the quarterly period ended January 31, 2004

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

As of March 10, 2004, there were 44,601,412 shares of the Registrant’s Common Stock outstanding.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
QUARTER ENDED JANUARY 31, 2004

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets – As of January 31, 2004 and October 31, 2003 (unaudited)	1

	Consolidated Condensed Statements of Operations – For the three months ended January 31, 2004 and 2003 (Restated) (unaudited)	2

	Consolidated Condensed Statements of Cash Flows – For the three months ended January 31, 2004 and 2003 (Restated) (unaudited)	3

	Consolidated Condensed Statements of Stockholders’ Equity – For the year ended October 31, 2003 and the three months ended January 31, 2004 (unaudited)	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative & Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 2.	Changes in Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits and Reports on Form 8-K	38

	Signatures	39

Back to Index

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of January 31, 2004 and October 31, 2003 (unaudited)
(In thousands, except share data)

	January 31, 2004	October 31, 2003

ASSETS
Current assets
Cash and cash equivalents	$254,153	$183,477
Accounts receivable, net of allowances of $82,675 and $62,817 at January 31, 2004 and October 31, 2003, respectively	145,464	166,536
Inventories	110,879	101,748
Prepaid royalties	16,707	12,196
Prepaid expenses and other current assets	30,732	41,112
Deferred tax asset	8,333	8,333

Total current assets	566,268	513,402

Fixed assets, net	23,839	22,260
Prepaid royalties	7,023	8,439
Capitalized software development costs, net	16,282	16,336
Goodwill, net	119,619	101,498
Intangibles, net	39,482	44,836
Other assets, net	489	527

Total assets	$773,002	$707,298

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$107,935	$106,172
Accrued expenses and other current liabilities	67,199	56,707
Income taxes payable	10,841	2,265
Current portion of capital lease obligation	112	103

Total current liabilities	186,087	165,247
Capital lease obligation, net of current portion	56	73
Deferred tax liability	8,486	8,486

Total liabilities	194,629	173,806

Stockholders’ equity
Common stock, par value $.01 per share; 100,000,000 shares authorized; 44,580,156 and 44,227,215 shares issued and outstanding, at January 31, 2004 and October 31, 2003, respectively	446	442
Additional paid-in capital	359,158	350,852
Deferred compensation	(1,057)	(1,890)
Retained earnings	216,782	185,024
Accumulated other comprehensive income (loss)	3,044	(936)

Total Stockholders’ Equity	578,373	533,492

Total Liabilities and Stockholders’ Equity	$773,002	$707,298

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three months ended January 31, 2004 and 2003 (unaudited)
(In thousands, except per share data)

	Three months ended January 31,
	2004	2003

		(Restated)

Net sales	$375,512	$411,008

Cost of sales
Product costs	224,378	204,428
Royalties	19,998	37,282
Software development costs	3,982	3,351

Total cost of sales	248,358	245,061

Gross profit	127,154	165,947

Operating expenses
Selling and marketing	35,902	34,454
General and administrative	24,040	31,359
Research and development	13,429	5,615
Depreciation and amortization	3,745	7,562

Total operating expenses	77,116	78,990

Income from operations	50,038	86,957

Interest income, net	426	345
Gain on Internet investments	—	39

Total non-operating income	426	384

Income before income taxes	50,464	87,341

Provision for income taxes	18,706	35,806

Net income	$31,758	$51,535

Per share data:
Basic:
Weighted average common shares outstanding	44,386	40,786

Net income per share	$0.72	$1.26

Diluted:
Weighted average common shares outstanding	45,421	42,202

Net income per share	$0.70	$1.22

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the three months ended January 31, 2004 and 2003 (unaudited)
(In thousands)

	Three months ended January 31,
	2004	2003

		(Restated)
Cash flows from operating activities:
Net income	$31,758	$51,535
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,745	3,155
Gain on disposal of fixed assets and sale of Internet investments	—	(45)
Amortization of intangible assets and other	11,627	1,183
Impairment of intellectual property and technology	—	7,892
Non-cash charges for consolidation of distribution facilities	—	5,406
Provision for doubtful accounts, returns and sales allowances	14,816	19,189
Write off of prepaid royalties and capitalized software	1,300	6,712
Tax benefit from exercise of stock options	717	1,447
Foreign currency transaction (gain) loss	(10)	1,011
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	13,501	(30,034)
Increase in inventories	(8,268)	(1,637)
Increase in prepaid royalties	(2,557)	(1,917)
Decrease (increase) in prepaid expenses and other current assets	8,765	(308)
Decrease (increase) in capitalized software development costs	310	(116)
Increase in other non-current assets	(7)	—
Increase (decrease) in accounts payable	6,160	(26,115)
(Decrease) increase in accrued expenses and other current liabilities	(5,037)	28,470
Increase in income taxes payable	11,076	15,740

Net cash provided by operating activities	87,896	81,568

Cash flows from investing activities:
Purchase of fixed assets	(2,947)	(3,691)
Payments for intangible assets	(3,100)	—
Acquisitions, net of cash acquired	(16,032)	(27,295)

Net cash used in investing activities	(22,079)	(30,986)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,433	4,777
Other financing	(26)	(25)

Net cash provided by financing activities	2,407	4,752

Effect of foreign exchange rates	2,452	382

Net increase in cash for the period	70,676	55,716

Cash and cash equivalents, beginning of the period	183,477	108,369

Cash and cash equivalents, end of the period	$254,153	$164,085

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (continued)
For the three months ended January 31, 2004 and 2003 (unaudited)
(In thousands)

	Three months ended January 31,
	2004	2003

Supplemental information on businesses acquired:
Fair value of assets acquired
Cash	$766	$1,275
Other current assets	2,124	438
Property and equipment, net	702	481
Intangible assets	6,326	4,720
Goodwill	18,121	35,951
Less, liabilities assumed
Current liabilities	(14,132)	(1,865)
Stock issued	(5,160)	(6,557)
Intercompany payables and advances	8,051	(5,931)

Cash paid	16,798	28,512
Less cash acquired	(766)	(1,275)

Net cash paid	$16,032	$27,237

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Equity
For the year ended October 31, 2003 and the three months ended January 31, 2004 (unaudited)
(In thousands)

	Common Stock
						Accumulated
	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Other Comprehensive Income (Loss)	Total

Balance, November 1, 2002	40,362	$404	$273,502	$ (227)	$86,906	$(5,041)	$ 355,544

Foreign currency translation adjustment	—	—	—	—	—	4,119	4,119
Net unrealized loss on investment, net of taxes of $9	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	98,118	—	98,118

Comprehensive income							102,223

Proceeds from exercise of stock options and warrants	3,404	34	44,831	—	—	—	44,865
Amortization of deferred compensation	—	—	—	3,427	—	—	3,427
Issuance of common stock in connection with acquisition	236	2	6,555	—	—	—	6,557
Issuance of compensatory stock and stock options	225	2	5,106	(5,090)	—	—	18
Tax benefit in connection with the exercise of stock options	—	—	20,858	—	—	—	20,858

Balance, October 31, 2003	44,227	442	350,852	(1,890)	185,024	(936)	533,492

Foreign currency translation adjustment	—	—	—	—	—	3,980	3,980
Net income	—	—	—	—	31,758	—	31,758

Comprehensive income							35,738

Proceeds from exercise of stock options and warrants	189	2	2,431	—	—	—	2,433
Amortization of deferred compensation	—	—	—	833	—	—	833
Issuance of common stock in connection with acquisition	164	2	5,158	—	—	—	5,160
Tax benefit in connection with the exercise of stock options	—	—	717	—	—	—	717

Balance, January 31, 2004	44,580	$446	$359,158	$(1,057)	$216,782	$3,044	$578,373

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
(Dollars in thousands, except per share amounts)

1.	ORGANIZATION

Take-Two Interactive Software, Inc. (the “Company”) develops, publishes and distributes interactive software games designed for PCs, video game consoles and handheld platforms.

2.	RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated its previously issued financial statements for the fiscal years ended October 31, 1999, 2000, 2001, 2002, the interim quarters of fiscal 2002 and the first three quarters of fiscal 2003 to reflect its revised revenue recognition policy. Under this policy, the Company recognizes as a reduction of net sales a reserve for estimated future price concessions in the period in which the sale is recorded. Measurement of the reserve is based on, among other factors, an historical analysis of price concessions, an assessment of field inventory levels and sell-through for each product, current industry conditions and other factors affecting the estimated timing and amount of concessions management believes will be granted. The Company previously recognized price concession reserves in the period in which it communicated the price concessions to its customers.

The Company’s January 31, 2003 financial statements have been restated as follows:

	Three Months Ended January 31, 2003
	As Reported	As Restated

Statement of Operations Data:
Net sales	$408,794	$411,008
Royalties	$36,888	$37,282
Total cost of sales	$244,667	$245,061
Gross profit	$164,127	$165,947
Income from operations	$85,137	$86,957
Income before provision for income taxes	$85,521	$87,341
Provision for income taxes	$35,059	$35,806
Net income	$50,462	$51,535
Basic net income per share	$1.24	$1.26
Diluted net income per share	$1.20	$1.22

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

	January 31, 2003
	As Reported	As Restated

Balance Sheet Data (Not Presented Herein):
Accounts receivable, net *	$120,779	$115,568
Prepaid royalties, current	$10,040	$10,139
Prepaid expenses and other current assets	$16,845	$16,511
Deferred tax asset	$5,392	$6,245
Total current assets	$393,745	$389,152
Total assets	$577,137	$572,544
Accrued expenses and other current liabilities *	$76,561	$71,626
Income taxes payable	$17,751	$17,917
Total current liabilities	$150,406	$145,637
Retained earnings	$138,266	$138,442
Total liabilities and stockholders’ equity	$577,137	$572,544

*	Restated amounts also reflect a reclassification relating to the presentation of allowances.

3.	SIGNIFICANT ACCOUNTING POLICIES AND TRANSACTIONS

Basis of Presentation

The unaudited Consolidated Condensed Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates and assumptions relate to the adequacy of allowances for returns, price concessions and doubtful accounts, the recoverability of prepaid royalties, capitalized software development costs and other intangibles, valuation of inventories and realization of deferred income taxes. Actual amounts could differ significantly from these estimates.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

4.	STOCK-BASED COMPENSATION

The Company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income and the net income per share would have been reduced to the pro forma amounts indicated below.

	Three months ended January 31,
	2004	2003

		(Restated)

Net income, as reported	$31,758	$51,535

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	509	148

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,061)	(3,753)

Pro forma net income	$28,206	$ 47,930

Earnings per share:
Basic – as reported	$0.72	$1.26

Basic – pro forma	$0.64	$1.18

Diluted – as reported	$0.70	$1.22

Diluted – pro forma	$0.62	$1.14

The pro forma disclosures shown are not representative of the effects on net income and the net income per share in future periods.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

5.	BUSINESS ACQUISITIONS AND CONSOLIDATION

In December 2003, the Company acquired all of the outstanding capital stock and paid certain liabilities of TDK Mediactive, Inc. (“TDK Mediactive”). The purchase price of approximately $13,769 consisted of $16,660 in cash and issuance of 163,641 restricted shares of the Company’s common stock (valued at $5,160), reduced by approximately $8,051 previously due to TDK Mediactive under a distribution agreement. In connection with the acquisition, the Company recorded intellectual property of $6,326 and goodwill of $18,121, on a preliminary basis. The Company is in the process of completing the purchase price allocation. The Company does not expect that the final purchase price allocation will be materially different.

During the quarter ended July 31, 2003, the Company acquired the assets of Frog City, Inc. (“Frog City”), the developer of Tropico 2: Pirate Cove, and the outstanding membership interests of Cat Daddy Games LLC (“Cat Daddy”), another development studio. The total purchase price for both studios consisted of $757 in cash and $319 of prepaid royalties previously advanced to Frog City. The Company also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy, based on a percentage of Cat Daddy’s profits for the first three years after acquisition, which will be recorded as compensation expense if the targets are met. In connection with the acquisitions, the Company recorded goodwill of $1,267 and net liabilities of $191.

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

In April 2003, the Company entered into an agreement with Destineer Publishing Corp. (“Destineer”) under which Destineer granted the Company exclusive distribution rights to eight PC games and two console ports to be published by Destineer. The Company agreed to make recoupable advances to Destineer of approximately $6,700 and to pay Destineer with respect to product sales under the distribution agreement. In addition, the Company agreed to make a loan to Destineer of $1,000. Destineer granted the Company an immediately exercisable option to purchase a 19.9% interest in Destineer and a second option to purchase the remaining interest for a price equal to a multiple of Destineer’s EBIT, exercisable during a period following April 2005. The fair value of these options was not significant. Pursuant to the requirements of Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), since Destineer is a variable interest entity and the Company is considered to be the primary beneficiary (as defined in FIN 46), the results of Destineer’s operations have been consolidated in the accompanying financial statements.

The acquisitions have been accounted for as purchase transactions in accordance with SFAS 141 and, accordingly, the results of operations and financial position of the acquired businesses are included in the Company’s consolidated financial statements from the respective dates of acquisition.

The unaudited pro forma data below for the three months ended January 31, 2003 is presented as if the purchase of TDK Mediactive had been made as of November 1, 2002. The unaudited pro forma financial information is based on management’s estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisitions had, in fact, been completed on the dates assumed, or which may result in the future. Pro forma financial information for fiscal 2004 is not presented since the impact is not material.

Unaudited Pro Forma January 31, 2003
(Restated)

Net sales	$417,877
Net Income	$49,300
Net income per share – Basic	$1.20
Net income per share – Diluted	$1.16

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

6.	INCOME TAXES

The provisions for income taxes for the three months ended January 31, 2004 and 2003 are based on the Company’s estimated annualized tax rate for the respective years after giving effect to the utilization of available tax credits and tax planning strategies.

7.	NET INCOME PER SHARE

The following table provides a reconciliation of basic net income per share to diluted net income per share for the three months ended January 31, 2004 and 2003:

	Net Income	Shares (in thousands)	Per Share Amount

Three Months Ended January 31, 2004:
Basic	$31,758	44,386	$0.72
Effect of dilutive securities- Stock options and restricted stock	—	1,035

Diluted	$31,758	45,421	$0.70

Three months ended January 31, 2003 (Restated):
Basic	$51,535	40,786	$1.26
Effect of dilutive securities- Stock options, restricted stock and warrants	—	1,416

Diluted	$51,535	42,202	$1.22

The computation of diluted number of shares excludes 455,500 and 1,078,000 unexercised stock options for the three months ended January 31, 2004 and 2003, respectively, which are anti-dilutive.

In January 2003, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $25,000 of its common stock from time to time in the open market or in privately negotiated transactions. To date, the Company has not repurchased any shares under this program.

8.	INVENTORY

As of January 31, 2004 and October 31, 2003, inventories consist of:
	January 31, 2004	October 31, 2003

Parts and supplies	$4,033	$4,793
Finished products	106,846	96,955

	$110,879	$101,748

Estimated product returns, which are included in the inventory balance at their cost, were $9,854 and $7,994 at January 31, 2004 and October 31, 2003, respectively.

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

The following table sets forth for the periods indicated changes in total prepaid royalties:

	First Quarter
	Fiscal 2004	Fiscal 2003

		(Restated)

Beginning balance	$20,635	$26,418
Additions	9,134	3,855
Amortization	(6,135)	(2,135)
Reclassification	—	(6,932)
Write down	(1,300)	(6,649)
Acquisition	1,073	—
Foreign exchange	323	17

Balance at January 31	23,730	14,574
Less current balance.	16,707	10,139

Non-current balance	$7,023	$4,435

The reclassification in fiscal 2003 principally reflects the elimination of prepaid royalties to Angel, which was acquired during the period.

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

The following table sets forth for the periods indicated changes in capitalized software development costs:

	First Quarter
	Fiscal	Fiscal
	2004	2003

Beginning balance	$16,336	$10,385
Additions	3,816	3,444
Amortization	(3,982)	(3,288)
Write down	—	(63)
Foreign exchange	112	150

Balance at January 31	$16,282	$10,628

11.	LINES OF CREDIT

In December 1999, the Company entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on the Company’s consolidated leverage ratio (as defined). The Company is required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by the Company’s accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company’s domestic subsidiaries. Available borrowings under the agreement are reduced by the amount of outstanding letters of credit, which were $5,160 at January 31, 2004. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of January 31, 2004, the Company was in compliance with such covenants. The loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The Company had no outstanding borrowings under the revolving line of credit as of January 31, 2004.

In February 2001, the Company’s United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $20,480. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2004. The Company had no outstanding guarantees or borrowings under this facility as of January 31, 2004. The Company is currently negotiating a renewal of this facility.

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

		As of January 31, 2004			As of October 31, 2003
	Range of Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	7-10 years	$23,667	$(6,889)	$16,778	$23,667	$(5,998)	$17,669
Customer lists and relationships	5-10 years	4,673	(2,734)	1,939	4,673	(2,733)	1,940
Intellectual property	2-6 years	37,915	(21,446)	16,469	31,487	(10,907)	20,580
Non-competition agreements	3-6 years	4,838	(2,244)	2,594	4,838	(2,105)	2,733
Technology	3 years	4,192	(2,490)	1,702	4,192	(2,278)	1,914

		$75,285	$(35,803)	$39,482	$68,857	$(24,021)	$44,836

Amortization expense for the three months ended January 31, 2004 and 2003 amounted to $11,782, and $1,841, respectively. During the three months ended January 31, 2004, $10,718 was included in costs of sales – product costs and $1,064 was included in depreciation and amortization. During the three months ended January 31, 2003, $758 was included in cost of sales – product costs and $1,083 was included in depreciation and amortization.

Estimated amortization expense for the fiscal years ending October 31, is as follows:

2004	$20,742
2005	7,595
2006	6,992
2007	2,605
2008	1,630

Total	$39,564

During the three months ended January 31, 2003, the Company recorded a charge of $4,407 related to the impairment of a customer list, which was included in depreciation and amortization. (See Note 15.) In addition, cost of sales – product costs include $7,892 of intellectual property and technology written off during the three months ended January 31, 2003, of which $5,499 related to Duke Nukem Forever and a sequel, reflecting the continued product development delays for these products.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

13.	LEGAL AND OTHER PROCEEDINGS

The Company received a Wells Notice from the Staff of the Securities and Exchange Commission stating the Staff’s intention to recommend that the SEC bring a civil action seeking an injunction and monetary damages against the Company alleging that it violated certain provisions of the federal securities laws. The proposed allegations stem from the previously disclosed SEC investigation into certain accounting matters related to the Company’s financial statements, periodic reporting and internal accounting controls. The Company’s former Chairman, an employee and two former officers also received Wells Notices. The SEC’s Staff also raised issues with respect to the Company’s revenue recognition policies and its impact on its current and historical financial statements. The Company has entered into discussions with the Staff to address the issues raised in the Wells Notice. The Company is unable to predict the outcome of these matters.

The Company is also involved in routine litigation arising in the ordinary course of its business. In the opinion of the Company’s management, none of the pending routine litigation will have a material adverse effect on the Company’s consolidated financial condition, cash flows or results of operations.

14.	COMMITMENTS AND CONTINGENCIES

The Company periodically enters into distribution agreements to purchase various software games that require the Company to make minimum guaranteed payments. These agreements, which expire between July 2004 and March 2005, require remaining aggregate minimum guaranteed payments of $10,420 at January 31, 2004. These agreements are collateralized by a standby letter of credit of $3,600 at January 31, 2004. Additionally, assuming performance principally by third-party developers, the Company has outstanding commitments under various software development agreements to pay developers an aggregate of $37,294 over the twelve months ending January 31, 2005.

In connection with the Company’s acquisition of the publishing rights to the franchise of Duke Nukem PC and video games in December 2000, the Company is contingently obligated to pay $6,000 in cash upon delivery of the final PC version of Duke Nukem Forever. In May 2003, the Company agreed to make payments of up to $6,000 in cash upon the achievement of certain sales targets for Max Payne 2. The Company also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s future profits for the first three years after acquisition. See Note 5. The payables will be recorded when the conditions requiring their payment are met.

15.	CONSOLIDATION OF DISTRIBUTION FACILITIES

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

As a result of the closures, the Company recorded a charge of $7,501. The charge to general and administrative expense of $3,094 consisted of: (1) $2,015 of lease termination costs, representing the fair value of remaining lease payments, net of estimated sublease rent; (2) $999 of disposition of fixed assets, representing the net book value of fixed assets and leasehold improvements; and (3) $80 of other exit costs. The charge to depreciation and amortization expense of $4,407 reflected an impairment charge with respect to an intangible asset, representing a customer list relating to the business conducted at the Illinois facility.

The balance of the accruals at January 31, 2003 of $2,095 was included in accrued expenses in the consolidated condensed balance sheet. The consolidation activity and settlement of accruals was completed by July 31, 2003.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

16.	SEGMENT REPORTING

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

Information about the Company’s non-current assets in the United States and international areas as of January 31, 2004 and October 31, 2003 are presented below:

	January 31, 2004	October 31, 2003

Total non-current assets:
United States	$132,689	$118,523
International
United Kingdom	25,842	25,739
All other Europe	18,670	19,275
Other	29,533	30,359

	$206,734	$193,896

Information about the Company’s net sales by product platforms for the three months ended January 31, 2004 and 2003 are presented below:

	Three months ended January 31,
	2004	2003

		(Restated)
Platforms:
Sony PlayStation 2	$192,532	$323,047
Sony PlayStation	11,883	21,176
Microsoft Xbox	102,760	14,272
PC	6,142	10,631
Nintendo GameBoy Color, GameBoy Advance and N64	20,381	11,641
Nintendo GameCube	17,301	7,161
Sega Dreamcast	4	99
Accessories	7,949	3,643
Hardware	16,560	19,338

	$375,512	$411,008

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (concluded)
(Dollars in thousands, except per share amounts)

Information about the Company’s net sales in the United States and international areas for the three months ended January 31, 2004 and 2003 are presented below (net sales are attributed to geographic areas based on product destination):

	Three months ended January 31,
	2004	2003

		(Restated)
Net Sales:
United States	$263,865	$262,718
Canada	36,083	30,535
International
United Kingdom	28,680	48,991
All other Europe	38,231	61,165
Asia Pacific	8,024	7,372
Other	629	227

	$375,512	$411,008

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)

Restatement of Financial Statements

We restated our previously issued financial statements for the fiscal years ended October 31, 1999, 2000, 2001, 2002, the interim quarters of fiscal 2002 and the first three quarters of fiscal 2003 to reflect our revised revenue recognition policy. Under this policy, we recognize as a reduction of net sales a reserve for estimated future price concessions in the period in which the sale is recorded. Measurement of the reserve is based on, among other factors, an historical analysis of price concessions, an assessment of field inventory levels and sell- through for each product, current industry conditions and other factors affecting the estimated timing and amount of concessions management believes will be granted. We previously recognized price concession reserves in the period in which we communicated the price concessions to our customers.

Our January 31, 2003 financial statements have been restated as follows:

	Three Months Ended January 31, 2003
	As Reported	As Restated

Statement of Operations Data:
Net sales	$408,794	$411,008
Royalties	$36,888	$37,282
Total cost of sales	$244,667	$245,061
Gross profit	$164,127	$165,947
Income from operations	$85,137	$86,957
Income before provision for income taxes	$85,521	$87,341
Provision for income taxes	$35,059	$35,806
Net income	$50,462	$51,535
Basic net income per share	$1.24	$1.26
Diluted net income per share	$1.20	$1.22

	January 31, 2003
	As Reported	As Restated

Balance Sheet Data (Not Presented Herein):
Accounts receivable, net *	$120,779	$115,568
Prepaid royalties, current	$10,040	$10,139
Prepaid expenses and other current assets	$16,845	$16,511
Deferred tax asset	$5,392	$6,245
Total current assets	$393,745	$389,152
Total assets	$577,137	$572,544
Accrued expenses and other current liabilities *	$76,561	$71,626
Income taxes payable	$17,751	$17,917
Total current liabilities	$150,406	$145,637
Retained earnings	$138,266	$138,442
Total liabilities and stockholders’ equity	$577,137	$572,544

*	Restated amounts also reflect a reclassification relating to the presentation of allowances.

All applicable amounts relating to the aforementioned restatements have been reflected in the unaudited consolidated financial statements, notes thereto and management’s discussion and analysis.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Overview

We are a leading global publisher of interactive software games designed for personal computers, video game consoles and handheld platforms manufactured by Sony, Microsoft and Nintendo. We also distribute our products as well as third-party products, hardware and accessories to retail outlets in North America through our Jack of Games subsidiary, and we have sales, marketing and/or publishing operations in the United Kingdom, France, Germany, Holland, Austria, Italy, Australia, New Zealand and Canada.

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

We currently anticipate that the release of new brands in fiscal 2004, including The Warriors and Red Dead Revolver, along with the launch of the next installment of Grand Theft Auto, will generate significant cash flow from our publishing business. We also believe that we will be able to continue to grow our distribution business through a combination of our retail relationships and our value priced product offerings.

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

Critical Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates and assumptions relate to the adequacy of allowances for returns, price concessions and doubtful accounts, the recoverability of prepaid royalties, capitalized software development costs and other intangibles, valuation of inventories and realization of deferred income taxes. Actual amounts could differ significantly from these estimates.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Revenue Recognition

We recognize revenue upon the transfer of title and risk of loss to our customers. We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” in conjunction with the applicable provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition.” Accordingly, we recognize revenue for software when there is (1) persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the software is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms.

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

Back to Index

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

The following table sets forth for the periods indicated changes in total prepaid royalties:

	First Quarter
	Fiscal	Fiscal
	2004	2003

		(Restated)

Beginning balance	$20,635	$26,418
Additions	9,134	3,855
Amortization	(6,135)	(2,135)
Reclassification	—	(6,932)
Write down	(1,300)	(6,649)
Acquisition	1,073	—
Foreign exchange	323	17

Balance at January 31	23,730	14,574
Less current balance	16,707	10,139

Non-current balance	$7,023	$4,435

The reclassification in fiscal 2003 principally reflects the elimination of prepaid royalties to Angel Studios, Inc. (“Angel”), which was acquired during the period.

Back to Index

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

The following table sets forth for the periods indicated changes in capitalized software development costs:

	First Quarter
	Fiscal	Fiscal
	2004	2003

Beginning balance	$16,336	$10,385
Additions	3,816	3,444
Amortization	(3,982)	(3,288)
Write down	—	(63)
Foreign exchange	112	150

Balance at January 31	$16,282	$10,628

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations, and sets forth net sales by territory, sales mix, platform and principal products:

	Three months ended January 31,
Operating data:	2004	2003

		(Restated)

Net sales	100.0%	100.0%
Cost of sales
Product costs	59.8	49.7
Royalties	5.3	9.1
Software development costs	1.1	0.8
Total cost of sales	66.1	59.6
Selling and marketing	9.6	8.4
General and administrative	6.4	7.6
Research and development	3.6	1.4
Depreciation and amortization	1.0	1.8
Interest income, net	0.1	0.1
Provision for income taxes	5.0	8.7
Net income	8.5	12.5

Net Sales by Territory:
North America	79.9%	71.3%
International	20.1	28.7

Net Sales Mix:
Publishing	61.7%	74.8%
Distribution	38.3	25.2

Platform Mix (publishing):
Console	94.2%	97.9%
PC	1.8	1.1
Handheld	2.1	0.3
Accessories	1.9	0.7

Principal Products:
Grand Theft Auto: Vice City, PS2 (released October – November 2002)	3.7%	68.1%
Grand Theft Auto Double Pack, Xbox (released October 2003)	13.2	—
Max Payne 2: The Fall of Max Payne, PS2 (released December 2003)	10.9	—
Max Payne 2: The Fall of Max Payne, Xbox (released November 2003)	6.5	—
Manhunt, PS2 (released November 2003)	9.0	—
Ten largest titles	52.1	72.6

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Business Acquisitions

In December 2003, we acquired all of the outstanding capital stock and paid certain liabilities of TDK Mediactive, Inc. (“TDK Mediactive”). The purchase price of approximately $13,769 consisted of $16,660 in cash and issuance of 163,641 restricted shares of our common stock (valued at $5,160), reduced by approximately $8,051 previously due to TDK Mediactive under a distribution agreement. In connection with the acquisition, we recorded intellectual property of $6,326 and goodwill of $18,121, on a preliminary basis. We are in the process of completing the purchase price allocation. We do not expect that the final purchase price allocation will be materially different.

During the quarter ended July 31, 2003, we acquired the assets of Frog City, Inc. (“Frog City”), the developer of Tropico 2: Pirate Cove, and the outstanding membership interests of Cat Daddy Games LLC (“Cat Daddy”), another development studio. The total purchase price for both studios consisted of $757 in cash and $319 of prepaid royalties previously advanced to Frog City. We also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy, based on a percentage of Cat Daddy’s profits for the first three years after acquisition, which will be recorded as compensation expense if the targets are met. In connection with the acquisitions, we recorded goodwill of $1,267 and net liabilities of $191.

In November 2002, we acquired all of the outstanding capital stock of Angel Studios, the developer of the Midnight Club and Smuggler’s Run franchises. The purchase price consisted of 235,679 shares of restricted shares of our common stock (valued at $6,557), $28,512 in cash and $5,931 (net of $801 of royalties payable to Angel) of prepaid royalties previously advanced to Angel. In connection with the acquisition, we recorded identifiable intangibles of $4,720 (comprised of intellectual property of $2,810, technology of $1,600 and non-competition agreements of $310), goodwill of $37,425 and net liabilities of $1,145.

The acquisitions have been accounted for as purchase transactions in accordance with SFAS 141 and, accordingly, the results of operations and financial position of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Three Months ended January 31, 2004 and 2003

Net Sales

	Three months ended January 31,
	2004	%	2003	%	$ Increase (Decrease)	% Incr (Decr)

Publishing	$231,708	61.7	$307,474	74.8	$(75,766)	(24.6)
Distribution	143,804	38.3	103,534	25.2	40,270	38.9

Net sales	$375,512	100.0	$411,008	100.0	$(35,496)	(8.6)

Net Sales. The decrease in net sales was attributable to lower publishing revenues, partly offset by increased distribution revenues.

The decrease in publishing revenues for the three months ended January 31, 2004 reflects an unfavorable comparison to a period with strong sales of Grand Theft Auto: Vice City for PlayStation 2.

Products designed for video game console platforms accounted for 94.2% of publishing revenues as compared to 97.9% for the comparable period last year. Products designed for PC platforms accounted for 1.8% of publishing revenues as compared to 1.1% for the prior comparable period. We anticipate our product mix will remain relatively constant for the foreseeable future but may fluctuate from period to period.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. The increase in distribution revenues was primarily attributable to increased consumer demand for budget titles in North American retail channels. We expect continued growth in our distribution business in the remainder of fiscal 2004, and that distribution revenues may fluctuate as a percentage of net sales during this period.

International operations accounted for approximately $75,564, or 20.1% of net sales for the three months ended January 31, 2004 compared to $117,755 or 28.7% of net sales for the three months ended January 31, 2003. The decrease was primarily attributable to lower publishing revenues in Europe, which reflected the unfavorable comparison to last year’s significant sales of Grand Theft Auto: Vice City for PlayStation 2, which was launched in Europe in the first quarter of fiscal 2003. The decrease was partly offset by approximately $9,300 benefit of higher foreign exchange rates. We expect international sales to continue to account for a significant portion of our revenues.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Cost of Sales

	Three months ended January 31,
	2004	% of Sales	2003	% of Sales	$ Increase (Decrease)	% Incr (Decr)

Product costs	$224,378	59.8	$204,428	49.7	$19,950	9.8
Royalties	19,998	5.3	37,282	9.1	(17,284)	(46.4)
Software development costs	3,982	1.1	3,351	0.8	631	18.8

Total cost of sales	$248,358	66.1	$245,061	59.6	$3,297	1.3

Cost of Sales. The increase in product costs is primarily attributable to expanded distribution operations, which have higher product costs than publishing operations, and amortization of intellectual property related to Max Payne 2: The Fall of Max Payne, partly offset by decreased publishing activities. Product costs for the three months ended January 31, 2003 included a charge of $7,892 relating to the impairment of intangibles for certain products in development, including Duke Nukem Forever and its sequel. The impairment was based on continued product development delays and our assessment of current market acceptance and projected cash flows for these products.

Royalties. The decrease in royalties was primarily due to lower expenses under our internal royalty program, as the fiscal 2003 quarter reflected the significant volume of Grand Theft Auto: Vice City, and lower write downs of prepaid royalties. These decreases were partly offset by higher amortization of prepaid royalties on licensed products. Our internal royalty program may continue to be a significant expense in future periods.

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

Operating Expenses

	Three months ended January 31,
	2004	% of Sales	2003	% of Sales	$ Increase (Decrease)	% Incr (Decr)

Selling and marketing	$35,902	9.6	$34,454	8.4	$ 1,448	4.2
General and administrative	24,040	6.4	31,359	7.6	(7,319)	(23.3)
Research and development	13,429	3.6	5,615	1.4	7,814	139.2
Depreciation and amortization	3,745	1.0	7,562	1.8	(3,817)	(50.5)

Total operating expenses	$77,116	20.5	$78,990	19.2	$(1,874)	(2.4)

Selling and marketing. The increase in selling and marketing expense was attributable to higher personnel expenses and increased levels of advertising and promotional support for new products and catalog titles, partly offset by lower commissions.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

General and administrative. The general and administrative expense decrease was principally attributable to the absence of last year’s charge associated with the consolidation of our distribution operations and lower professional fees, personnel and bad debt expenses. The three months ended January 31, 2003 consolidation charge of $3,094 consisted of: lease termination costs, representing the fair value of remaining lease payments, net of estimated sublease rent; disposition of fixed assets, representing the net book value of fixed assets and leasehold improvements; and other exit costs.

Research and development. Research and development costs increased primarily due to the acquisitions of the development studios in fiscal 2003, as well as increased personnel costs. The higher personnel costs are due to increased staffing in the development area, reflecting our strategy of bringing more of our development in-house. Once software development projects reach technological feasibility, which is relatively early in the development process, a substantial portion of our research and development costs are capitalized and subsequently amortized as cost of goods sold.

Depreciation and amortization. Depreciation and amortization expense decreased principally due to the $4,407 related to the impairment of a customer list as a result of the consolidation of our distribution operations included in the three months ended January 31, 2003, partly offset by higher amortization of intangible assets as a result of acquisitions and higher depreciation related to the implementation of accounting software systems.

Income from Operations. Income from operations decreased by $36,919, or 42.5%, to $50,038 for the three months ended January 31, 2004 from $86,957 for the three months ended January 31, 2003, due to the changes referred to above. Higher foreign exchange rates in our international operations did not have a material impact on income from operations.

Interest income, net. Interest income increased by $81, or 23.5% to $426 for the three months ended January 31, 2004 from $345 for the prior comparable period, reflecting increased invested cash.

Provision for Income Taxes. Income tax expense was $18,706 for the three months ended January 31, 2004 as compared to $35,806 for the three months ended January 31, 2003. The decrease was primarily attributable to lower taxable income. The effective tax rate was 37.1% for the three months ended January 31, 2004, as compared to an effective tax rate of 41.0% for the comparable period in fiscal 2003. The effective income tax rate differs from the statutory rate primarily as a result of non-taxable foreign income, non-deductible expenses and the mix of foreign and domestic taxes as applied to the income.

At October 31, 2003, we had capital loss carryforwards totaling approximately $21,000. The capital loss carryforwards will expire in the periods fiscal 2006 through fiscal 2008. Failure to achieve sufficient levels of taxable income from capital transactions might affect the ultimate realization of the capital loss carryforwards. At October 31, 2002 management had a strategy of selling our net appreciated assets to the extent required to generate sufficient taxable income prior to the expiration of these benefits. At October 31, 2003, based on management’s future plans, this strategy was no longer viable, and accordingly a valuation allowance has been recorded for this asset. At October 31, 2003, we had foreign net operating losses of $9,800 expiring between 2005 and 2010, and state net operating losses of $41,700 expiring between 2021 and 2023. Limitations on the utilization of these losses may apply, and accordingly valuation allowances have been recorded for these assets.

Net Income. For the three months ended January 31, 2004, we achieved net income of $31,758, as compared to net income of $51,535 for the three months ended January 31, 2003, a decrease of $19,777, or 38.4%.

Diluted Net Income per Share. Diluted net income per share decreased $0.52, or 42.6%, to $0.70 for the three months ended January 31, 2004 from $1.22 for the three months ended January 31, 2003, due to the decrease in net income and the higher weighted average shares outstanding. The increase in weighted shares outstanding resulted from the issuance of shares underlying stock options and for acquisitions.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Liquidity and Capital Resources

Our primary cash requirements are to fund the development and marketing of our products. We satisfy our working capital requirements primarily through cash flow from operations. At January 31, 2004, we had working capital of $380,181 as compared to working capital of $348,155 at October 31, 2003.

Cash and cash equivalents increased $70,676 to $254,153 at January 31, 2004, from $183,477 at October 31, 2003. The increase is primarily attributable to $87,896 of cash provided by operating activities and $2,407 provided by financing activities, partly offset by $22,079 used in investing activities.

Cash provided by operating activities for the three months ended January 31, 2004 was $87,896 compared to $81,568 for the three months ended January 31, 2003. The increase resulted from favorable changes in operating assets and liabilities, principally accounts receivable and accounts payable, partly offset by decreased net income, adjusted for non-cash charges. Inventories at January 31, 2004 increased $9,131 from October 31, 2003 reflecting buying opportunities in our distribution operations. We expect inventories to trend downward through the seasonally slower quarters ahead.

Net cash used in investing activities for the three months ended January 31, 2004 was $22,079 compared to net cash used in investing activities of $30,986 for the three months ended January 31, 2003. The cash used in the current fiscal period reflects the acquisition of TDK Mediactive and the prior year reflected the acquisition of Angel Studios.

Net cash provided by financing activities for the three months ended January 31, 2004 was $2,407, as compared to net cash provided by financing activities of $4,752 for the three months ended January 31, 2003. The decrease was primarily attributable to lower proceeds from the exercise of stock options.

In December 1999, we entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on our consolidated leverage ratio (as defined). We are required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by our accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of our domestic subsidiaries. Available borrowings under the agreement are reduced by the amount of outstanding letters of credit, which were $5,160 at January 31, 2004. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of January 31, 2004, we were in compliance with such covenants. The loan agreement limits or prohibits us from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. We had no outstanding borrowings under the revolving line of credit as of January 31, 2004.

In February 2001, our United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $20,480. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by us. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2004. We had no outstanding guarantees or borrowings under this facility as of January 31, 2004. We are currently negotiating a renewal of this facility.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

For the three months ended January 31, 2004 and 2003, we received proceeds of $2,433 and $4,777, respectively, relating to the exercise of stock options and warrants.

Our accounts receivable before allowances at January 31, 2004 was $228,139. Each of four retail customers accounted for more than 10% of the receivable balance (46.3% in aggregate) at January 31, 2004. As of October 31, 2003, most of our receivables had been covered by insurance, with certain limits and deductibles, in the event of a customer’s bankruptcy or insolvency. In November 2003, we terminated our domestic receivables insurance. Generally, we have been able to collect our receivables in the ordinary course of business. We do not hold any collateral to secure payment from customers. As a result, we are subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due, we could be required to increase our allowance for doubtful accounts, which could adversely affect our liquidity and working capital position.

Our allowance for doubtful accounts, returns and sales allowances increased at January 31, 2004 as a result of anticipated increases in returns and allowances. We had accounts receivable days outstanding of 35 days for the three months ended January 31, 2004, as compared to 25 days for the three months ended January 31, 2003. The increase reflects the shipment of products more evenly throughout the fiscal 2004 quarter, while products in the fiscal 2003 quarter, principally Grand Theft Auto: Vice City, shipped early in the quarter internationally.

In September 2002, we relocated our principal executive offices to 622 Broadway, New York, New York. We subsequently also leased additional space at 622 Broadway to accommodate our expanded operations. We estimate that as of January 31, 2004 we will incur an additional $900 in capital expenditures for continuing renovations and leasehold improvements for this space. In connection with signing a ten year lease, we provided a standby letter of credit of $1,560, expiring December 31, 2004. In addition, we expect to spend an additional $3,900 in connection with the implementation of accounting software systems for our international operations and the upgrade for our domestic operations. We intend to relocate our warehouse operations in Cincinnati, Ohio to a larger facility and anticipate spending approximately $7,100 for capital expenditures for equipment, logistical operations software and leasehold improvements. As of the date of this report, we have no other material commitments for capital expenditures.

In January 2003, the Board of Directors authorized a stock repurchase program under which we may repurchase up to $25,000 of our common stock from time to time in the open market or in privately negotiated transactions. To date, we have not repurchased any shares under this program.

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

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Contractual Obligations and Contingent Liabilities and Commitments

Our offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from February 2004 to October 2013. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through October 2007.

We periodically enter into distribution agreements to purchase various software games that require us to make minimum guaranteed payments. These agreements, which expire between July 2004 and March 2005, require remaining aggregate minimum guaranteed payments of $10,420 at January 31, 2004. These agreements are collateralized by a standby letter of credit of $3,600 at January 31, 2004. Additionally, assuming performance principally by third-party developers, we have outstanding commitments under various software development agreements to pay developers an aggregate of $37,294 over the twelve months ending January 31, 2005.

In connection with our acquisition of the publishing rights to the Duke Nukem franchise for PC and video games in December 2000, we are obligated to pay $6,000 contingent upon delivery of the final version of Duke Nukem Forever for the PC. In May 2003, we agreed to pay up to $6,000 upon the achievement of certain sales targets for Max Payne 2. We also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s profits for the first three years after acquisition. The payables will be recorded when the conditions requiring their payment are met.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. For the three months ended January 31, 2004 and 2003, sales in international markets accounted for approximately 20.1% and 28.7%, respectively, of our net sales. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Back to Index

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

The market for interactive entertainment software titles is characterized by short product life cycles. The interactive entertainment software market is characterized by short product life cycles and frequent introductions of new products. New products introduced by us may not achieve significant market acceptance or achieve sufficient sales to permit us to recover development, manufacturing and marketing costs. Historically, few interactive entertainment software products have achieved sustained market acceptance. Even the most successful titles remain popular for only limited periods of time, often less than nine months, although sales of certain products may extend for significant periods of time, including through our election to participate in Sony’s Greatest Hits and Microsoft’s Platinum Hits programs.

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

A significant portion of our net sales is derived from a limited number of titles. For the three months ended January 31, 2004, our ten best selling titles accounted for approximately 52.1% of our revenues, with Grand Theft Auto Double Pack for the Xbox accounting for 13.2% of our revenues, Max Payne 2: The Fall of Max Payne for PlayStation 2 accounting for 10.9% of our revenues and Manhunt for PlayStation 2 accounting for 9.0% of our revenues. For the three months ended January 31, 2003, our ten best selling titles accounted for approximately 72.6% of our revenues, with Grand Theft Auto: Vice City for PlayStation 2 accounting for 68.1% of our revenues. For the year ended October 31, 2003, our ten best selling titles accounted for approximately 50.5% of our net sales. If we fail to continue to develop and sell new, commercially successful titles, our net sales and profits may decrease substantially and we may incur losses.

Back to Index

TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Our quarterly operating results may vary significantly, which could cause our stock price to decline. We have experienced and may continue to experience wide fluctuations in quarterly operating results. The interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter (our fourth and first fiscal quarters), due primarily to the increased demand for games during the holiday buying season. Our failure or inability to introduce products on a timely basis to meet seasonal fluctuations in demand will harm our business and operating results. These fluctuations could also cause our stock price to decline. Other factors that cause fluctuations include:

•	delays in the introduction of new titles;
•	the size and timing of product and business acquisitions;
•	variations in sales of titles designed to operate on particular platforms;
•	development and promotional expenses relating to the introduction of new titles;
•	availability of hardware platforms;
•	the timing and success of title introductions by our competitors;
•	product returns and price concessions;
•	the timing of orders from major customers.

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

Back to Index

TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
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

Back to Index

TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
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

A limited number of customers may account for a significant portion of our sales. Sales to our five largest customers accounted for approximately 46.1% and 43.8%, respectively, of our revenues for the three months ended January 31, 2004 and 2003. Sales to our five largest customers accounted for approximately 38.6% of our net sales for the year ended October 31, 2003. For the year ended October 31, 2003, sales of our products to Wal-Mart accounted for 11.4% of our net sales. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments. Our customers may terminate their relationship with us at any time. The loss of our relationships with principal customers or a decline in sales to principal customers could harm our operating results. Bankruptcies or consolidations of certain large retail customers could also seriously hurt our business.

We are subject to credit and collection risks. Our sales are typically made on credit. We do not hold any collateral to secure payment by our customers. As a result, we are subject to credit risks, particularly in the event that any of our receivables represent sales to a limited number of retailers or are concentrated in foreign markets. We recently terminated our domestic receivables insurance. Although we continually assess the creditworthiness if our customers, which are principally large, national retailers, if we are unable to collect our accounts receivable as they become due, it could adversely affect our financial condition.

Rating systems for interactive entertainment software, potential legislation and consumer opposition could inhibit sales of our products. Trade organizations within the video game industry require interactive entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and impose penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for sales of interactive entertainment software in such countries. In some instances, we may be required to modify our products to comply with the requirements of such rating systems, which could delay the release of those products in such countries. Our software titles receive a rating of “E” (age 6 and older), “T” (age 13 and over) or “M” (age 17 and over). Most of our new titles (including Grand Theft Auto 3, Grand Theft Auto: Vice City, Max Payne 2: The Fall of Max Payne, Manhunt and Mafia) have received an M rating. We believe that we comply with such rating systems and properly display the ratings and content descriptions received for our titles.

Several proposals have been made for federal legislation to regulate the interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, television and music containing violence or sexually explicit material, and the Federal Trade Commission has issued reports with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of interactive entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas (including legislation prohibiting the sale of certain “M” rated video games to minors) and by engaging in public demonstrations and media campaigns. Retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our “M” rated products, and adversely affect our operating results. If any groups (including international, national and local political and regulatory bodies) were to target our “M” rated titles, we might be required to significantly change or discontinue a particular title, which in the case of our best selling titles could seriously hurt our business. Although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have been unsuccessful, a claim of this kind had been asserted against us.

Back to Index

TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
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

Sony and Nintendo are the sole manufacturers of the titles we publish under license from them. Games for the Xbox must be manufactured by pre-approved manufacturers. Each platform license provides that the manufacturer may raise prices for the titles at any time and grants the manufacturer substantial control over the release of new titles. Each of these manufacturers also publishes software for its own platforms and manufactures titles for all of its other licensees and may choose to give priority to its own titles or those of other publishers if it has insufficient manufacturing capacity or if there is increased demand for its or other publishers’ products.

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

Back to Index

TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
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

Back to Index

TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)
(Dollars in thousands, except per share amounts)

We are subject to risks and uncertainties of international trade. Sales in international markets, primarily in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. Sales in international markets accounted for approximately 20.1% and 28.7%, respectively, of our revenues for the three months ended January 31, 2004 and 2003. Sales in international markets accounted for approximately 27.9% of our net sales for the year ended October 31, 2003. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies.

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

We are subject to SEC proceedings that may result in sanctions and monetary penalties. We received a Wells Notice from the Staff of the SEC stating the Staff’s intention to recommend that the SEC bring an enforcement action seeking an injunction and monetary damages against us alleging that we violated certain provisions of the federal securities laws. The proposed allegations stem from the previously disclosed SEC investigation into certain accounting matters related to our financial statements, periodic reporting and internal accounting controls. The investigation is continuing and we may receive additional requests for information.

We recently restated our financial statements. The Staff of the SEC has raised issues with respect to our revenue recognition policies and certain sales transactions and its impact on our current and historical financial statements. After a detailed review, we restated our previously issued financial statements to reflect our revised revenue recognition policy with respect to establishing reserves for price concessions for our published products, as well as to increase our provision for returns at October 31, 2000 with respect to certain sales transactions primarily to retail customers with a corresponding reduction in the returns provision in 2001. Although we have entered into discussions with the Staff to address the issues raised in the Wells Notice, we are unable to predict the outcome of these discussions.

We are uncertain about the future of our management and key personnel. Pursuant to the terms of his amended employment contract, our Chief Executive Officer has the right to elect to voluntarily terminate his agreement and resign at any time after March 30, 2004 and receive his full salary and bonus during the eighteen-month period following such resignation. We are dependent upon the expertise and skills of certain of our Rockstar employees responsible for content creation and product development and marketing. Although we have employment agreements with each of these creative, development and marketing personnel, and we have granted them incentives in the form of an internal royalty program based on sales of Rockstar published products, there can be no assurance that we will be able to continue to retain these personnel at current compensation levels, or at all. Additionally, our Chairman resigned and is assuming a new operating role as Vice President of Publishing. Failure to continue to attract and retain qualified management, creative, development, financial, marketing, sales and technical personnel could materially adversely affect our business and prospects.

Back to Index

TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. At January 31, 2004, we had no outstanding variable rate indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter. Translation adjustments are included as a separate component of stockholders’ equity. For the three months ended January 31, 2004 , our foreign currency translation adjustment gain was $3,980. Foreign exchange transaction gain for the three months ended January 31, 2003 was $10. A hypothetical 10% change in applicable currency exchange rates at January 31, 2004 would result in a material translation adjustment.

Item 4. Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level for recording, processing, summarizing and reporting the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There were no changes in our internal controls over financial reporting during the fiscal quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Back to Index

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company received a Wells Notice from the Staff of the Securities and Exchange Commission stating the Staff’s intention to recommend that the SEC bring a civil action seeking an injunction and monetary damages against the Company alleging that it violated certain provisions of the federal securities laws. The proposed allegations stem from the previously disclosed SEC investigation into certain accounting matters related to the Company’s financial statements, periodic reporting and internal accounting controls. The Company’s former Chairman, an employee and two former officers also received Wells Notices. The SEC’s Staff also raised issues with respect to the Company’s revenue recognition policies and its impact on the Company’s current and historical financial statements. The Company has entered into discussions with the Staff to address the issues raised in the Wells Notice.

The Company is also involved in routine litigation in the ordinary course of business which in management’s opinion will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Item 2. Changes in Securities

In December 2003, the Company issued 163,631 shares of restricted common stock in connection with the acquisition of all the outstanding capital stock of TDK Mediactive, Inc.

In connection with the above securities issuances, the Company relied on Section 4(2) and/or Regulation D promulgated under the Securities Act of 1933, as amended, as offerings to a limited number of “accredited investors.”

Item 4. Submission of Matters to a Vote of Security Holders

On November 17, 2003, at a special meeting, the Company’s stockholders voted to amend the certificate of incorporation to increase the Company’ authorized shares of common stock from 50,000,000 to 100,000,000. At the meeting, 32,869,810 shares voted for the amendment, 2,663,909 shares voted against and 6,564 shares abstained.

Item 5. Other Information

The Company’s Chairman resigned and is assuming a new operating role as Vice President of Publishing.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On December 18, 2003, the Company furnished a Current Report on Form 8-K to report the Press Release dated December 18, 2003 relating to the Company’s financial results for the fourth fiscal quarter and fiscal year October 31, 2003. (Items 7, 9 and 12)

Back to Index

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Registrant)

Date: March 16, 2004	By:	/s/ Jeffrey C. Lapin
Jeffrey C. Lapin
Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2004	By:	/s/ Karl H. Winters
Karl H. Winters
Chief Financial Officer
(Principal Financial Officer)