Form 10-Q
period 2004-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2004-06-14
CIK 946581

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF l934.

For the quarterly period ended April 30, 2004

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

As of June 8, 2004, there were 44,896,871 shares of the Registrant’s Common Stock outstanding.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
QUARTER ENDED APRIL 30, 2004

Back to Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of April 30, 2004 and October 31, 2003 (unaudited)
(In thousands, except share data)

	April 30,	October 31,
	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$261,333	$183,477
Accounts receivable, net of allowances of $64,071 and $62,817 at April 30, 2004 and October 31, 2003, respectively	68,601	166,536
Inventories	100,038	101,748
Prepaid royalties	23,331	12,196
Prepaid expenses and other current assets	38,894	41,112
Deferred tax asset	8,333	8,333

Total current assets	500,530	513,402

Fixed assets, net	25,691	22,260
Prepaid royalties	6,677	8,439
Capitalized software development costs, net	20,782	16,336
Goodwill	123,755	101,498
Intangibles, net	36,650	44,836
Other assets, net	451	527

Total assets	$714,536	$707,298

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$70,978	$106,172
Accrued expenses and other current liabilities	64,551	56,707
Income taxes payable	2,706	2,265
Current portion of capital lease obligation	112	103

Total current liabilities	138,347	165,247

Capital lease obligation, net of current portion	29	73
Deferred tax liability	8,486	8,486

Total liabilities	146,862	173,806

Stockholders’ equity
Common stock, par value $.01 per share; 100,000,000 shares authorized; 44,823,915 and 44,227,215 shares issued and outstanding at April 30, 2004 and October 31, 2003, respectively	448	442
Additional paid-in capital	365,563	350,852
Deferred compensation	(1,554)	(1,890)
Retained earnings	202,206	185,024
Accumulated other comprehensive income (loss)	1,011	(936)

Total Stockholders’ Equity	567,674	533,492

Total Liabilities and Stockholders’ Equity	$714,536	$707,298

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three and six months ended April 30, 2004 and 2003 (unaudited)
(In thousands, except per share data)

	Three months ended April 30,		Six months ended April 30,

	2004	2003	2004	2003

		(Restated)		(Restated)

Net sales	$153,368	$193,023	$528,880	$604,031

Cost of sales
Product costs	104,573	98,914	328,951	303,342
Royalties	13,016	19,261	33,014	56,543
Software development costs	1,573	3,365	5,555	6,716

Total cost of sales	119,162	121,540	367,520	366,601

Gross profit	34,206	71,483	161,360	237,430

Operating expenses
Selling and marketing	22,271	22,461	58,173	56,915
General and administrative	24,050	16,970	48,090	48,329
Research and development	8,228	4,761	21,657	10,376
Depreciation and amortization	3,910	3,197	7,655	10,759

Total operating expenses	58,459	47,389	135,575	126,379

Income (loss) from operations	(24,253)	24,094	25,785	111,051

Interest income, net	648	743	1,074	1,088
Gain on Internet investments	—	—	—	39

Total non-operating income	648	743	1,074	1,127

Income (loss) before income taxes	(23,605)	24,837	26,859	112,178
Provision (benefit) for income taxes	(9,029)	10,214	9,677	46,020

Net income (loss)	$(14,576)	$14,623	$17,182	$66,158

Per share data:
Basic:
Weighted average common shares outstanding	44,594	41,262	44,489	41,020

Net income (loss) per share	$(0.33)	$0.35	$0.39	$1.61

Diluted:
Weighted average common shares outstanding	44,594	42,281	45,485	42,279

Net income (loss) per share	$(0.33)	$0.35	$0.38	$1.56

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the six months ended April 30, 2004 and 2003 (unaudited)
(In thousands)

	Six months ended April 30,
	2004	2003

		(Restated)
Cash flows from operating activities:
Net income	$17,182	$66,158
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,655	6,352
Gain on disposal of fixed assets and sale of Internet investments	(646)	(69)
Amortization of intangible assets and other	12,625	3,856
Impairment of intellectual property and technology	—	7,892
Non-cash charges for consolidation of distribution facilities	—	5,406
Provision for doubtful accounts, returns and sales allowances	73,134	59,631
Write off of prepaid royalties and capitalized software	2,175	6,712
Tax benefit from exercise of stock options	1,433	3,403
Compensatory stock and stock options	1,220	900
Foreign currency transaction loss	177	435
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	33,096	(54,759)
Decrease in inventories	1,857	4,378
Increase in prepaid royalties	(10,146)	(6,334)
Decrease in prepaid expenses and other current assets	365	7,160
Increase in capitalized software development costs	(4,353)	(1,070)
Decrease in accounts payable	(25,237)	(20,509)
(Decrease) increase in accrued expenses and other current liabilities	(10,316)	232
(Decrease) increase in income taxes payable	(160)	14,976

Net cash provided by operating activities	100,061	104,750

Cash flows from investing activities:
Purchase of fixed assets	(8,332)	(7,563)
Proceeds from sale of fixed assets and investments	871	114
Payments for intangible assets	(3,100)	—
Acquisitions, net of cash acquired	(19,632)	(27,295)

Net cash used in investing activities	(30,193)	(34,744)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	7,240	9,213
Other financing	(53)	(71)

Net cash provided by financing activities	7,187	9,142

Effect of foreign exchange rates	801	833

Net increase in cash for the period	77,856	79,981

Cash and cash equivalents, beginning of the period	183,477	108,369

Cash and cash equivalents, end of the period	$261,333	$188,350

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (continued)
For the six months ended April 30, 2004 and 2003 (unaudited)
(In thousands)

	Six months ended April 30,
	2004	2003

Supplemental information on businesses acquired:
Fair value of assets acquired
Cash	$800	$1,275
Other current assets	2,148	438
Property and equipment, net	761	481
Intangible assets	6,326	4,720
Goodwill	22,257	37,425
Less, liabilities assumed
Current liabilities	(13,864)	(3,281)
Stock issued	(5,160)	(6,557)
Intercompany payables and advances	7,164	(5,931)

Cash paid	20,432	28,570
Less cash acquired	(800)	(1,275)

Net cash paid	$19,632	$27,295

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Equity
For the year ended October 31, 2003 and the six months ended April 30, 2004 (unaudited)
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Compen- sation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, November 1, 2002	40,362	$404	$273,502	$(227)	$86,906	$(5,041)	$355,544
Foreign currency translation adjustment	—	—	—	—	—	4,119	4,119
Net unrealized loss on investment, net of taxes of $9	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	98,118	—	98,118

Comprehensive income							102,223

Proceeds from exercise of stock options and warrants	3,404	34	44,831	—	—	—	44,865
Amortization of deferred compensation	—	—	—	3,427	—	—	3,427
Issuance of common stock in connection with acquisition	236	2	6,555	—	—	—	6,557
Issuance of compensatory stock and stock options	225	2	5,106	(5,090)	—	—	18
Tax benefit in connection with the exercise of stock options	—	—	20,858	—	—	—	20,858

Balance, October 31, 2003	44,227	442	350,852	(1,890)	185,024	(936)	533,492
Foreign currency translation adjustment	—	—	—	—	—	1,947	1,947
Net income	—	—	—	—	17,182	—	17,182

Comprehensive income							19,129

Proceeds from exercise of stock options	406	4	7,236	—	—	—	7,240
Amortization of deferred compensation	—	—	—	1,220	—	—	1,220
Issuance of common stock in connection with acquisition	164	2	5,158	—	—	—	5,160
Issuance of compensatory stock and stock options	27	—	884	(884)	—	—	—
Tax benefit in connection with the exercise of stock options	—	—	1,433	—	—	—	1,433

Balance, April 30, 2004	44,824	$448	$365,563	$(1,554)	$202,206	$1,011	$567,674

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

The Company’s April 30, 2003 financial statements have been restated as follows:

	Three Months Ended April 30, 2003
	As Reported	As Restated

Statement of Operations Data:
Net sales	$194,213	$193,023
Royalties	$19,460	$19,261
Total cost of sales	$121,739	$121,540
Gross profit	$72,474	$71,483
Income from operations	$25,085	$24,094
Income before provision for income taxes	$25,828	$24,837
Provision for income taxes	$10,589	$10,214
Net income	$15,239	$14,623
Basic net income per share	$0.37	$0.35
Diluted net income per share	$0.36	$0.35

	Six Months Ended April 30, 2003
	As Reported	As Restated

Statement of Operations Data:
Net sales	$603,007	$604,031
Royalties	$56,348	$56,543
Total cost of sales	$366,406	$366,601
Gross profit	$236,601	$237,430
Income from operations	$110,222	$111,051
Income before provision for income taxes	$111,349	$112,178
Provision for income taxes	$45,648	$46,020
Net income	$65,701	$66,158
Basic net income per share	$1.60	$1.61
Diluted net income per share	$1.55	$1.56

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

	As of April 30, 2003
	As Reported	As Restated

Balance Sheet Data (Not Presented Herein):
Accounts receivable, net*	$100,213	$97,827
Prepaid royalties, current	$12,566	$12,865
Prepaid expenses and other current assets	$15,614	$15,186
Deferred tax asset	$5,392	$6,245
Total current assets	$393,477	$391,815
Total assets	$580,978	$579,316
Accrued expenses and other current liabilities*	$49,527	$48,608
Income taxes payable	$16,124	$15,821
Total current liabilities	$129,653	$128,431
Retained earnings	$153,505	$153,065
Total liabilities and stockholders’ equity	$580,978	$579,316

* Restated amounts also reflect a reclassification relating to the presentation of allowances.

3.	SIGNIFICANT ACCOUNTING POLICIES AND TRANSACTIONS

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and the net income (loss) per share would have been reduced to the pro forma amounts indicated below.

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003

		(Restated)		(Restated)
Net income (loss), as reported	$(14,576)	$14,623	$17,182	$66,158

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	297	394	806	542

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,414)	(3,684)	(6,475)	(7,437)

Pro forma, net income (loss)	$(16,693)	$11,333	$11,513	$59,263

Earnings (loss) per share:
Basic – as reported	$(0.33)	$0.35	$0.39	$1.61

Basic – pro forma	$(0.37)	$0.27	$0.26	$1.44

Diluted – as reported	$(0.33)	$0.35	$0.38	$1.56

Diluted – pro forma	$(0.37)	$0.27	$0.25	$1.40

The pro forma disclosures shown are not representative of the effects on net income (loss) and the net income (loss) per share in future periods.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

5.	BUSINESS ACQUISITIONS AND CONSOLIDATION

In March 2004, the Company acquired all the outstanding capital stock of Mobius Entertainment Limited (“Mobius”), a United Kingdom based developer of titles for handheld platforms, including Sony’s proposed PSP platform, planned for North American release in early 2005. The purchase price was approximately $4,576, comprised of $3,689 which was paid in cash and a payment of approximately $887 due March 2005. In connection with the acquisition, the Company recorded goodwill of $4,780, on a preliminary basis. The Company is in the process of completing the purchase price allocation. The Company also agreed to make additional contingent payments of approximately $1,952 based on delivery of products, which will be recorded as additional purchase price when the conditions requiring their payment are met. The pro forma impact of this acquisition for fiscal 2003 and 2004 periods was not material.

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

The acquisitions have been accounted for as purchase transactions in accordance with SFAS 141 and, accordingly, the results of operations and financial position of the acquired businesses are included in the Company’s consolidated condensed financial statements from the respective dates of acquisition.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

The unaudited pro forma data below for the three and six months ended April 30, 2003 is presented as if the purchase of TDK Mediactive had been made as of November 1, 2002. The unaudited pro forma financial information is based on management’s estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisition had, in fact, been completed on the date assumed, or which may result in the future. Pro forma financial information for fiscal 2004 is not presented since the impact is not material as the acquisition was made near the beginning of the first quarter.

	Unaudited Pro Forma
	Three months ended April 30, 2003	Six months ended April 30, 2003

	(Restated)	(Restated)
Net sales	$195,880	$613,757
Net income	$10,524	$59,831
Net income per share – Basic	$0.25	$1.45
Net income per share – Diluted	$0.25	$1.41

6.	INCOME TAXES

The provisions (benefit) for income taxes for the three and six months ended April 30, 2004 and 2003 are based on the Company’s estimated annualized tax rate for the respective years after giving effect to the utilization of available tax credits and tax planning strategies. During the three months ended April 30, 2004, the estimated annualized tax rate for fiscal 2004 was reduced from 37.1% to 36.0%, resulting in a benefit to income taxes of $555, or $0.01 per basic and diluted share for the three months ended April 30, 2004, representing the impact of the 1.1% change on first quarter 2004 income before taxes. The rate was reduced primarily based on the forecasted change in the mix of income from higher tax to lower tax jurisdictions.

7.	NET INCOME (LOSS) PER SHARE

The following table provides a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and six months ended April 30, 2004 and 2003:

	Net Income (Loss)	Shares (in thousands)	Per Share Amount

Three Months Ended April 30, 2004:
Basic and Diluted	$(14,576)	44,594	$(0.33)

Three months ended April 30, 2003 (Restated):
Basic	$14,623	41,262	$0.35
Effect of dilutive securities- Stock options, restricted stock and warrants	—	1,019

Diluted	$14,623	42,281	$0.35

Six Months Ended April 30, 2004:
Basic	$17,182	44,489	$0.39
Effect of dilutive securities- Stock options and restricted stock	—	996

Diluted	$17,182	45,485	$0.38

Six months ended April 30, 2003 (Restated):
Basic	$66,158	41,020	$1.61
Effect of dilutive securities- Stock options, restricted stock and warrants	—	1,259

Diluted	$66,158	42,279	$1.56

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

The computation of diluted number of shares excludes 492,500 unexercised stock options for the six months ended April 30, 2004, which are anti-dilutive. Since a net loss was reported for the three months ended April 30, 2004, the diluted number of shares excludes 4,823,980 unexercised options and unvested restricted shares, which are anti-dilutive. The computation of diluted number of shares excludes 1,399,000 and 1,147,000 unexercised stock options for the three and six months ended April 30, 2003, respectively, which are anti-dilutive.

In January 2003, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $25,000 of its common stock from time to time in the open market or in privately negotiated transactions. To date, the Company has not repurchased any shares under this program.

8.	INVENTORY

As of April 30, 2004 and October 31, 2003, inventories consist of:

	April 30, 2004	October 31, 2003

Parts and supplies	$3,893	$4,793
Finished products	96,145	96,955

	$100,038	$101,748

Estimated product returns, which are included in the inventory balance at their cost, were $5,043 and $7,994 at April 30, 2004 and October 31, 2003, respectively.

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

The following table sets forth for the periods indicated changes in total prepaid royalties:

	Fiscal 2004	Fiscal 2003

		(Restated)
Balance at November 1	$20,635	$26,418
Additions	9,134	3,855
Amortization	(6,135)	(2,135)
Reclassification	—	(6,932)
Write down	(1,300)	(6,649)
Acquisition	1,073	—
Foreign exchange	323	17

Balance at January 31	23,730	14,574
Additions	10,725	10,114
Amortization	(3,323)	(4,643)
Write down	(878)	—
Foreign exchange	(246)	3

Balance at April 30	30,008	20,048
Less current balance	23,331	12,865

Non-current balance	$6,677	$7,183

The reclassification in fiscal 2003 principally reflects the elimination of prepaid royalties to Angel, which was acquired during the period.

10.	CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes internal software development costs, as well as film production and other content costs, subsequent to establishing technological feasibility of a title.

The following table sets forth for the periods indicated changes in capitalized software development costs:

	Fiscal 2004	Fiscal 2003

Balance at November 1	$16,336	$10,385
Additions	3,816	3,444
Amortization	(3,982)	(3,288)
Write down	—	(63)
Foreign exchange	112	150

Balance at January 31	16,282	10,628
Additions	6,410	4,390
Amortization	(1,573)	(3,365)
Foreign exchange	(337)	127

Balance at April 30	$20,782	$11,780

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

11.	LINES OF CREDIT

In December 1999, the Company entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on the Company’s consolidated leverage ratio (as defined). The Company is required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by the Company’s accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company’s domestic subsidiaries. Available borrowings under the agreement are reduced by the amount of outstanding letters of credit, which were $5,160 at April 30, 2004. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of April 30, 2004, the Company was in compliance with such covenants. The loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The Company had no outstanding borrowings under the revolving line of credit as of April 30, 2004.

In February 2001, the Company’s United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002 and April 2004, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $23,245. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2005. The Company had $30 of outstanding guarantees and no borrowings under this facility as of April 30, 2004.

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

		As of April 30, 2004			As of October 31, 2003

	Range of Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	7-10 years	$23,667	$(7,640)	$16,027	$23,667	$(5,998)	$17,669
Customer lists and relationships	5-10 years	4,673	(2,870)	1,803	4,673	(2,733)	1,940
Intellectual property	2-6 years	37,913	(23,039)	14,874	31,487	(10,907)	20,580
Non-competition agreements	3-6 years	4,838	(2,383)	2,455	4,838	(2,105)	2,733
Technology	3 years	4,192	(2,701)	1,491	4,192	(2,278)	1,914

		$75,283	$(38,633)	$36,650	$68,857	$(24,021)	$44,836

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

Amortization expense for the three and six months ended April 30, 2004 and 2003 is as follows:

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003

Included in:
Cost of sales – product costs	$1,769	$2,796	$12,487	$3,553
Depreciation and amortization	1,062	976	2,126	2,060

Total amortization expense	$2,831	$3,772	$14,613	$5,613

Estimated amortization expense for the fiscal years ending October 31, is as follows:

2004	$22,633
2005	7,595
2006	6,992
2007	2,605
2008	1,630

Total	$41,455

During the six months ended April 30, 2004, the increase in intellectual property resulted from the acquisition of TDK Mediactive. (See Note 5.) During the six months ended April 30, 2003, the Company recorded a charge of $4,407 related to the impairment of a customer list, which was included in depreciation and amortization. (See Note 15.) In addition, cost of sales – product costs include $7,892 of intellectual property and technology written off during the six months ended April 30, 2003, of which $5,499 related to Duke Nukem Forever and a sequel, reflecting the continued product development delays for these products.

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

The Company periodically enters into distribution agreements to purchase various software games that require the Company to make minimum guaranteed payments. These agreements, which expire between July 2004 and September 2005, require remaining aggregate minimum guaranteed payments of $14,243 at April 30, 2004. These agreements are collateralized by a standby letter of credit of $3,600 at April 30, 2004. Additionally, assuming performance principally by third-party developers, the Company has outstanding commitments under various software development agreements to pay developers an aggregate of $42,466 over the twelve months ending April 30, 2005.

In connection with the Company’s acquisition of the publishing rights to the franchise of Duke Nukem PC and video games in December 2000, the Company is contingently obligated to pay $6,000 in cash upon delivery of the final PC version of Duke Nukem Forever. In May 2003, the Company agreed to make payments of up to $6,000 in cash upon the achievement of certain sales targets for Max Payne 2 (which are not expected to be achieved). The Company also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s future profits for the first three years after acquisition. See Note 5. The payables will be recorded when the conditions requiring their payment are met.

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

As a result of the closures, the Company recorded a charge of $7,501. The charge to general and administrative expense of $3,094 consisted of: (1) $2,015 of lease termination costs, representing the fair value of remaining lease payments, net of estimated sublease rent; (2) $999 of disposition of fixed assets, representing the net book value of fixed assets and leasehold improvements; and (3) $80 of other exit costs. The charge to depreciation and amortization expense of $4,407 reflected an impairment charge with respect to an intangible asset, representing a customer list relating to the business conducted at the Illinois facility. The consolidation activity and settlement of accruals were completed by July 31, 2003.

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

Information about the Company’s non-current assets in the United States and international areas as of April 30, 2004 and October 31, 2003 are presented below:

	April 30,	October 31,
	2004	2003

Total non-current assets:
United States	$138,559	$118,523
International
United Kingdom	27,212	25,739
All other Europe	18,137	19,275
Other	30,098	30,359

	$214,006	$193,896

Information about the Company’s net sales in the United States and international areas for the three and six months ended April 30, 2004 and 2003 are presented below (net sales are attributed to geographic areas based on product destination):

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net Sales:
United States	$81,837	$124,793	$345,702	$387,511
Canada	21,189	14,382	57,271	44,917
International
United Kingdom	16,904	14,972	45,585	63,963
All other Europe	27,482	35,101	65,713	96,266
Asia Pacific	5,638	3,404	13,662	10,776
Other	318	371	947	598

	$153,368	$193,023	$528,880	$604,031

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (concluded)
(Dollars in thousands, except per share amounts)

Information about the Company’s net sales by product platforms for the three and six months ended April 30, 2004 and 2003 are presented below:

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Platforms:
Sony PlayStation 2	$51,037	$109,930	$243,569	$432,977
Sony PlayStation	5,952	13,740	17,836	34,916
Microsoft Xbox	38,728	12,220	141,488	26,492
PC	21,873	23,947	28,014	34,578
Nintendo GameBoy Color, GameBoy Advance and N64	14,661	11,923	35,042	23,564
Nintendo GameCube	7,796	6,627	25,097	13,788
Sega Dreamcast	2	14	5	113
Accessories	5,912	6,126	13,862	9,769
Hardware	7,407	8,496	23,967	27,834

	$153,368	$193,023	$528,880	$604,031

17.	SUBSEQUENT EVENT

In May 2004, the Company entered into a binding letter of intent with SEGA Corporation, which contemplates that the Company would co-publish and exclusively distribute all of SEGA’s ESPN sports franchise properties: NFL Football; NHL Hockey; NBA Basketball; College Hoops; and Major League Baseball. The proposed transaction requires the Company to fund development and marketing of SEGA’s sports titles over a three-year period, with the right for the Company to extend its participation in the sports game business and the intellectual property rights associated with the sports titles. The Company does not expect that this transaction, if consummated, will have a significant effect on its operating results for the remainder of fiscal 2004.

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

Our April 30, 2003 financial statements have been restated as follows:

	Three Months Ended April 30, 2003
	As Reported	As Restated

Statement of Operations Data:
Net sales	$194,213	$193,023
Royalties	$19,460	$19,261
Total cost of sales	$121,739	$121,540
Gross profit	$72,474	$71,483
Income from operations	$25,085	$24,094
Income before provision for income taxes	$25,828	$24,837
Provision for income taxes	$10,589	$10,214
Net income	$15,239	$14,623
Basic net income per share	$0.37	$0.35
Diluted net income per share	$0.36	$0.35

	Six Months Ended April 30, 2003
	As Reported	As Restated

Statement of Operations Data:
Net sales	$603,007	$604,031
Royalties	$56,348	$56,543
Total cost of sales	$366,406	$366,601
Gross profit	$236,601	$237,430
Income from operations	$110,222	$111,051
Income before provision for income taxes	$111,349	$112,178
Provision for income taxes	$45,648	$46,020
Net income	$65,701	$66,158
Basic net income per share	$1.60	$1.61
Diluted net income per share	$1.55	$1.56

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

	As of April 30, 2003
	As Reported	As Restated

Balance Sheet Data (Not Presented Herein):
Accounts receivable, net*	$100,213	$97,827
Prepaid royalties, current	$12,566	$12,865
Prepaid expenses and other current assets	$15,614	$15,186
Deferred tax asset	$5,392	$6,245
Total current assets	$393,477	$391,815
Total assets	$580,978	$579,316
Accrued expenses and other current liabilities*	$49,527	$48,608
Income taxes payable	$16,124	$15,821
Total current liabilities	$129,653	$128,431
Retained earnings	$153,505	$153,065
Total liabilities and stockholders’ equity	$580,978	$579,316

*Restated amounts also reflect a reclassification relating to the presentation of allowances.

All applicable amounts relating to the aforementioned restatements have been reflected in the unaudited consolidated financial statements, notes thereto and management’s discussion and analysis.

Overview

We are a leading global publisher of interactive software games designed for personal computers, video game consoles and handheld platforms manufactured by Sony, Microsoft and Nintendo. We also distribute our products as well as third-party products, hardware and accessories to retail outlets in North America through our Jack of All Games subsidiary, and we have sales, marketing and/or publishing operations in the United Kingdom, France, Spain, Germany, Holland, Austria, Italy, Australia, New Zealand and Canada.

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

We have pursued a growth strategy by capitalizing on the widespread market acceptance of video game consoles and the growing popularity of innovative gaming experiences that appeal to more mature audiences. We have established a portfolio of successful proprietary software content, including our premier brands: Grand Theft Auto, Max Payne and Midnight Club, for the major hardware platforms. We expect to continue to be the leader in the mature, action product category by leveraging our existing franchises and developing new brands, such as Manhunt and Red Dead Revolver.

We currently anticipate that the release of the next installments of Grand Theft Auto and Midnight Club, along with the introduction of new brands, including The Warriors, will generate significant cash flow from our publishing business. We also believe that we will be able to continue to grow our distribution business through a combination of our retail relationships and our value priced product offerings.

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

Allowances for Returns and Price Concessions

We generally accept returns and grant price concessions in connection with our publishing arrangements. Following reductions in the price of our products, we grant price concessions to permit customers to take credits against amounts they owe us for future orders with respect to merchandise unsold by them. Our customers must satisfy certain conditions to entitle them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels.

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

The following table sets forth for the periods indicated changes in total prepaid royalties:

	Fiscal 2004	Fiscal 2003

		(Restated)

Balance at November 1	$20,635	$26,418
Additions	9,134	3,855
Amortization	(6,135)	(2,135)
Reclassification	—	(6,932)
Write down	(1,300)	(6,649)
Acquisition	1,073	—
Foreign exchange	323	17

Balance at January 31	23,730	14,574
Additions	10,725	10,114
Amortization	(3,323)	(4,643)
Write down	(878)	—
Foreign exchange	(246)	3

Balance at April 30	30,008	20,048
Less current balance	23,331	12,865

Non-current balance	$6,677	$7,183

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

The following table sets forth for the periods indicated changes in capitalized software development costs:

	Fiscal	Fiscal
	2004	2003

Balance at November 1	$16,336	$10,385
Additions	3,816	3,444
Amortization	(3,982)	(3,288)
Write down	—	(63)
Foreign exchange	112	150

Balance at January 31	16,282	10,628
Additions	6,410	4,390
Amortization	(1,573)	(3,365)
Foreign exchange	(337)	127

Balance at April 30	$20,782	$11,780

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations, and sets forth net sales by territory, sales mix, platform and principal products:

	Three months ended April 30,		Six months ended April 30,

Operating data:	2004	2003	2004	2003

		(Restated)		(Restated)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales
Product costs	68.2	51.2	62.2	50.2
Royalties	8.5	10.0	6.2	9.4
Software development costs	1.0	1.7	1.1	1.1
Total cost of sales	77.7	63.0	69.5	60.7
Selling and marketing	14.5	11.6	11.0	9.4
General and administrative	15.7	8.8	9.1	8.0
Research and development	5.4	2.5	4.1	1.7
Depreciation and amortization	2.5	1.7	1.4	1.8
Interest income, net	0.4	0.4	0.2	0.2
Provision (benefit) for income taxes	(5.9)	5.3	1.8	7.6
Net income (loss)	(9.5)	7.6	3.2	11.0

Net Sales by Territory:
North America	67.2%	72.1%	76.2%	71.6%
International	32.8	27.9	23.8	28.4

Net Sales Mix:
Publishing	57.7%	65.1%	60.6%	71.7%
Distribution	42.3	34.9	39.4	28.3

Platform Mix (publishing):
Console	89.8%	83.1%	93.0%	93.6%
PC	1.0	14.4	1.6	5.0
Handheld	5.0	0.6	2.9	0.3
Accessories	4.2	1.9	2.5	1.1

Principal Products:

Grand Theft Auto: Vice City, PS2 (released October – November 2002)	3.6%	19.3%	3.7%	52.5%
Grand Theft Auto Double Pack, Xbox (released October 2003)	6.1	—	11.1	—
Max Payne 2: The Fall of Max Payne, PS2 (released December 2003)	—	—	7.5	—
Max Payne 2: The Fall of Max Payne, Xbox (released November 2003)	—	—	4.5	—
Manhunt, PS2 (released November 2003)	0.4	—	6.5	—
Manhunt, Xbox (released April 2004)	5.0	—	1.4	—
Mafia, PS2 (released January 2004)	8.7	—	4.4	—
Mafia, Xbox (released March 2004)	7.1	—	2.1	—
Midnight Club 2, PS2 (released April 2003)	0.7	13.9	0.9	4.5
Ten largest titles	40.3%	53.6%	45.9%	65.8%

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Business Acquisitions

In March 2004, we acquired all the outstanding capital stock of Mobius Entertainment Limited (“Mobius”), a United Kingdom based developer of titles for handheld platforms, including Sony’s proposed PSP platform, planned for North American release in early 2005. The purchase price is approximately $4,576, comprised of $3,689 which was paid in cash and a payment of approximately $887 due March 2005. We expect Mobius to develop titles for Sony’s new PSP platform. In connection with the acquisition, we recorded goodwill of $4,780, on a preliminary basis. We are in the process of completing the purchase price allocation. We also agreed to make additional contingent payments of approximately $1,952 based on delivery of products, which will be recorded as additional purchase price when the conditions requiring their payment are met.

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Three Months ended April 30, 2004 and 2003

Net Sales

	Three months ended April 30,
	2004	%	2003	%	$ (Decrease)	% (Decr)

Publishing	$88,533	57.7	$125,676	65.1	$(37,143)	(29.6)
Distribution	64,835	42.3	67,347	34.9	(2,512)	(3.7)

Net sales	$153,368	100.0	$193,023	100.0	$(39,665)	(20.5)

Net Sales. The decrease in net sales reflects both lower publishing and distribution revenues during the current period.

The decrease in publishing revenues for the three months ended April 30, 2004 reflects an unfavorable comparison to a period with strong sales of internally owned and developed titles, including Grand Theft Auto: Vice City for PlayStation 2 and the launch of Midnight Club 2 for PlayStation 2. In addition, the current period’s results consisted of a greater percentage of catalog products, which generally have lower average selling prices than newly released products.

Products designed for video game console platforms accounted for 89.8% of publishing revenues as compared to 83.1% for the comparable period last year. Products designed for PC platforms accounted for 1.0% of publishing revenues as compared to 14.4% for the prior comparable period.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. Such revenues decreased slightly for the three months ended April 30, 2004 from the prior comparable period.

International operations accounted for approximately $50,342, or 32.8% of net sales for the three months ended April 30, 2004 compared to $53,848 or 27.9% of net sales for the three months ended April 30, 2003. The decrease in absolute dollars was primarily attributable to lower publishing revenues in Europe, which reflected the unfavorable comparison to last year’s significant sales of Grand Theft Auto: Vice City for PlayStation 2 and the launch of Midnight Club 2 for PlayStation 2. The decrease was partly offset by approximately a $6,500 benefit from higher foreign exchange rates.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Cost of Sales

	Three months ended April 30,
	2004	% of Sales	2003	% of Sales	$ Increase (Decrease)	% Incr (Decr)

Product costs	$104,573	68.2	$98,914	51.2	$5,659	5.7
Royalties	13,016	8.5	19,261	10.0	(6,245)	(32.4)
Software development costs	1,573	1.0	3,365	1.7	(1,792)	(53.3)

Total cost of sales	$119,162	77.7	$121,540	63.0	$(2,378)	(2.0)

Cost of sales. The increase in product costs was primarily attributable to a change in the business mix, with distribution operations, which have higher product costs than publishing operations, accounting for a larger percentage of the business in the 2004 period. The increase in costs was also attributable to decreased sales of PC products that have lower costs than console products. The foregoing increase was slightly offset by decreased amortization of intellectual property.

Royalties. The decrease in royalties was due to lower expenses under our internal royalty program and external royalty expenses, reflecting lower unit volume for the current period. The decrease was partly offset by higher amortization of prepaid royalties on licensed products. Our internal royalty program may continue to be a significant expense in future periods.

Software development costs. Software development costs decreased due to the release of fewer internally developed titles during this period resulting in lower amortization in the current period. These software development costs relate to our internally developed titles.

In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Operating Expenses

	Three months ended April 30,
	2004	% of Sales	2003	% of Sales	$ Increase (Decrease)	% Incr (Decr)

Selling and marketing	$22,271	14.5	$22,461	11.6	$(190)	(0.8)
General and administrative	24,050	15.7	16,970	8.8	7,080	41.7
Research and development	8,228	5.4	4,761	2.5	3,467	72.8
Depreciation and amortization	3,910	2.5	3,197	1.7	713	22.3

Total operating expenses	$58,459	38.1	$47,389	24.6	$11,070	23.4

Selling and marketing. Selling and marketing expense decreased slightly in absolute dollars as lower commissions were almost offset by higher personnel expenses. The increase in selling and marketing expense as a percentage of sales reflects the lower net sales during the current period.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

General and administrative. The general and administrative expense increase was principally attributable to increased personnel expenses and professional fees. The personnel expenses for the 2004 quarter included approximately $3,000 of severance charges, signing bonuses and restricted stock expenses, principally in connection with senior management changes. The higher professional fees were incurred in connection with legal and regulatory matters. The three months ended April 30, 2004 also included a $871 gain on sale of European property.

Research and development. Research and development costs increased primarily due to the acquisitions of the development studios, as well as increased personnel costs. The higher personnel costs are due to increased staffing in the development area, reflecting our strategy of bringing more of our development in-house. Once software development projects reach technological feasibility, which is relatively early in the development process, a substantial portion of our research and development costs are capitalized and subsequently amortized as cost of goods sold.

Depreciation and amortization. Depreciation and amortization expense increased principally due to higher depreciation related to the implementation of accounting software systems.

Income (loss) from operations. Income (loss) from operations decreased by $48,347, or 200.7%, to a loss of $24,253 for the three months ended April 30, 2004 from income of $24,094 for the three months ended April 30, 2003, due to the changes referred to above. Higher foreign exchange rates in our international operations did not have a material impact on income from operations.

Interest income, net. Interest income decreased by $95, or 12.8 % to $648 for the three months ended April 30, 2004 from $743 for the prior comparable period.

Provision (benefit) for income taxes. Income tax benefit was $9,029 for the three months ended April 30, 2004 as compared to income tax expense of $10,214 for the three months ended April 30, 2003. The decrease was primarily attributable to our net loss for the period. The effective tax rate was 38.3% for the three months ended April 30, 2004, as compared to an effective tax rate of 41.1% for the comparable period in fiscal 2003. During the three months ended April 30, 2004, the estimated annualized tax rate for fiscal 2004 was reduced from 37.1% to 36.0%, resulting in a benefit to income taxes of $555, or $0.01 per basic and diluted share for the three months ended April 30, 2004, representing the impact of the 1.1% change on first quarter 2004 income before taxes. The rate was reduced primarily based on the forecasted change in the mix of income from higher tax to lower tax jurisdictions. The effective income tax rate differs from the statutory rate primarily as a result of non-taxable foreign income, non-deductible expenses and the mix of foreign and domestic taxes as applied to the income.

Net income (loss). For the three months ended April 30, 2004, we recognized a net loss of $14,576 as compared to net income of $14,623 for the three months ended April 30, 2003, a decrease of $29,199, or 199.7%.

Diluted net income (loss) per share. Diluted net loss per share for the three months ended April 30, 2004 of $0.33, decreased $0.68, or 194.3%, as compared to net income per share of $0.35 for the three months ended April 30, 2003, principally due to the loss for the period.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Six Months ended April 30, 2004 and 2003

Net Sales

	Six months ended April 30,
	2004	%	2003	%	$ Increase (Decrease)	% Incr (Decr)

Publishing	$320,241	60.6	$433,150	71.7	$(112,909)	(26.1)
Distribution	208,639	39.4	170,881	28.3	37,758	22.1

Net sales	$528,880	100.0	$604,031	100.0	$(75,151)	(12.4)

Net Sales. The decrease in net sales was attributable to lower publishing revenues, partly offset by increased distribution revenues.

The decrease in publishing revenues for the six months ended April 30, 2004 principally reflects an unfavorable comparison to a period with strong sales of Grand Theft Auto: Vice City for PlayStation 2 and Midnight Club 2 for PlayStation 2.

Products designed for video game console platforms accounted for 93.0% of publishing revenues as compared to 93.6% for the comparable period last year. Products designed for PC platforms accounted for 1.6% of publishing revenues as compared to 5.0% for the prior comparable period. We anticipate our product mix will remain relatively constant for the foreseeable future but may fluctuate from period to period.

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

International operations accounted for approximately $125,906, or 23.8% of net sales for the six months ended April 30, 2004 compared to $171,603 or 28.4% of net sales for the six months ended April 30, 2003. The decrease was primarily attributable to lower publishing revenues in Europe, which reflected the unfavorable comparison to last year’s significant sales of Grand Theft Auto: Vice City for PlayStation 2, which was launched in Europe during the first quarter of fiscal 2003. The decrease was partly offset by approximately a $16,300 benefit from higher foreign exchange rates. We expect international sales to continue to account for a significant portion of our revenues.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Cost of Sales

	Six months ended April 30,
	2004	% of Sales	2003	% of Sales	$ Increase (Decrease)	% Incr (Decr)

Product costs	$328,951	62.2	$303,342	50.2	$25,609	8.4
Royalties	33,014	6.2	56,543	9.4	(23,529)	(41.6)
Software development costs	5,555	1.1	6,716	1.1	(1,161)	(17.3)

Total cost of sales	$367,520	69.5	$366,601	60.7	$919	0.3

Cost of sales. The increase in product costs is primarily attributable to expanded distribution operations, which have higher product costs than publishing operations, and amortization of intellectual property related to Max Payne 2: The Fall of Max Payne, partly offset by decreased publishing activities. Product costs for the six months ended April 30, 2003 included a charge of $7,892 relating to the impairment of intangibles for certain products in development, including Duke Nukem Forever and its sequel. The impairment was based on continued product development delays and our assessment of current market acceptance and projected cash flows for these products.

Royalties. The decrease in royalties was primarily attributable to lower expenses under our internal royalty program, as the fiscal 2003 period reflected the significant volume of Grand Theft Auto: Vice City, and lower write downs of prepaid royalties. These decreases were partly offset by higher amortization of prepaid royalties on licensed products. Our internal royalty program may continue to be a significant expense in future periods.

Software development costs. Software development costs decreased due to the release of fewer internally developed titles during this period resulting in lower amortization in the current period. These software development costs relate to our internally developed titles.

In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Operating Expenses

	Six months ended April 30,
	2004	% of Sales	2003	% of Sales	$ Increase (Decrease)	% Incr (Decr)

Selling and marketing	$58,173	11.0	$56,915	9.4	$1,258	2.2
General and administrative	48,090	9.1	48,329	8.0	(239)	(0.5)
Research and development	21,657	4.1	10,376	1.7	11,281	108.7
Depreciation and amortization	7,655	1.4	10,759	1.8	(3,104)	(28.9)

Total operating expenses	$135,575	25.6	$126,379	20.9	$9,196	7.3

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

General and administrative. The general and administrative expense decrease was principally attributable to the absence of last year’s charge associated with the consolidation of our distribution operations and lower bad debt expenses, partly offset by higher personnel expenses. The six months ended April 30, 2003 consolidation charge of $3,094 consisted of: lease termination costs, representing the fair value of remaining lease payments, net of estimated sublease rent; disposition of fixed assets, representing the net book value of fixed assets and leasehold improvements; and other exit costs. Personnel expenses for the 2004 period included approximately $3,000 of severance charges, signing bonuses and restricted stock expenses, principally in connection with senior management changes. The 2004 period also included a $871 gain on sale of European property.

Research and development. Research and development costs increased primarily due to the acquisitions of the development studios, as well as increased personnel costs. The higher personnel costs are due to increased staffing in the development area, reflecting our strategy of bringing more of our development in-house. Once software development projects reach technological feasibility, which is relatively early in the development process, a substantial portion of our research and development costs are capitalized and subsequently amortized as cost of goods sold.

Depreciation and amortization. Depreciation and amortization expense decreased principally due to the $4,407 related to the impairment of a customer list as a result of the consolidation of our distribution operations included in the six months ended April 30, 2003, partly offset by higher amortization of intangible assets as a result of acquisitions and higher depreciation related to the implementation of accounting software systems.

Income from operations. Income from operations decreased by $85,266, or 76.8%, to $25,785 for the six months ended April 30, 2004 from $111,051 for the six months ended April 30, 2003, due to the changes referred to above. Higher foreign exchange rates in our international operations did not have a material impact on income from operations.

Interest income, net. Interest income decreased by $14, or 1.3% to $1,074 for the six months ended April 30, 2004 from $1,088 for the prior comparable period.

Provision for income taxes. Income tax expense was $9,677 for the six months ended April 30, 2004 as compared to $46,020 for the six months ended April 30, 2003. The decrease was primarily attributable to lower taxable income. The effective tax rate was 36.0% for the six months ended April 30, 2004, as compared to an effective tax rate of 41.0% for the comparable period in fiscal 2003. The effective income tax rate differs from the statutory rate primarily as a result of non-taxable foreign income, non-deductible expenses and the mix of foreign and domestic taxes as applied to the income. The lower tax rate for fiscal 2004 period reflects the benefits of a new structure for our worldwide operations.

Net income. For the six months ended April 30, 2004, we achieved net income of $17,182, as compared to net income of $66,158 for the six months ended April 30, 2003, a decrease of $48,976, or 74.0%.

Diluted net income per share. Diluted net income per share decreased $1.18, or 75.6%, to $0.38 for the six months ended April 30, 2004 from $1.56 for the six months ended April 30, 2003, due to the decrease in net income and the higher weighted average shares outstanding. The increase in weighted shares outstanding resulted from the issuance of shares underlying stock options and for acquisitions.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Liquidity and Capital Resources

Our primary cash requirements are to fund the development and marketing of our products. We satisfy our working capital requirements primarily through cash flow from operations. At April 30, 2004, we had working capital of $362,183 as compared to working capital of $348,155 at October 31, 2003.

Cash and cash equivalents increased $77,856 to $261,333 at April 30, 2004, from $183,477 at October 31, 2003. The increase is primarily attributable to $100,061 of cash provided by operating activities and $7,187 provided by financing activities, partly offset by $30,193 used in investing activities.

Cash provided by operating activities for the six months ended April 30, 2004 was $100,061 compared to $104,750 for the six months ended April 30, 2003. The decrease resulted from decreased net income, adjusted for non-cash charges, partly offset by favorable changes in operating assets and liabilities, principally accounts receivable.

Net cash used in investing activities for the six months ended April 30, 2004 was $30,193 compared to net cash used in investing activities of $34,744 for the six months ended April 30, 2003. The cash used in the current fiscal period reflects the acquisition of TDK Mediactive and Mobius while the prior year reflected the acquisition of Angel Studios. The current year also reflects payments of $3,100 for intangible assets.

Net cash provided by financing activities for the six months ended April 30, 2004 was $7,187, as compared to net cash provided by financing activities of $9,142 for the six months ended April 30, 2003. The decrease was primarily attributable to lower proceeds from the exercise of stock options.

In December 1999, we entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on our consolidated leverage ratio (as defined). We are required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by our accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of our domestic subsidiaries. Available borrowings under the agreement are reduced by the amount of outstanding letters of credit, which were $5,160 at April 30, 2004. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of April 30, 2004, we were in compliance with such covenants. The loan agreement limits or prohibits us from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. We had no outstanding borrowings under the revolving line of credit as of April 30, 2004.

In February 2001, the Company’s United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002 and April 2004, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $23,245. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2005. The Company had $30 of outstanding guarantees and no borrowings under this facility as of April 30, 2004.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

For the six months ended April 30, 2004 and 2003, we received proceeds of $7,240 and $9,213, respectively, relating to the exercise of stock options and warrants.

Our accounts receivable before allowances at April 30, 2004 was $132,672. Each of three retail customers accounted for more than 10% of the receivable balance (36.1% in aggregate) at April 30, 2004. As of October 31, 2003, most of our receivables had been covered by insurance, with certain limits and deductibles, in the event of a customer’s bankruptcy or insolvency. In November 2003, we terminated our domestic receivables insurance. Generally, we have been able to collect our receivables in the ordinary course of business. We do not hold any collateral to secure payment from customers. As a result, we are subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due, we could be required to increase our allowance for doubtful accounts, which could adversely affect our liquidity and working capital position.

We had accounts receivable days outstanding of 40 days for the three months ended April 30, 2004, as compared to 46 days for the three months ended April 30, 2003.

We expect to spend an additional $2,800 in connection with the implementation of accounting software systems for our international operations and the upgrade for our domestic operations. We intend to relocate our warehouse operations in Cincinnati, Ohio to a larger facility and anticipate spending approximately $6,600 for capital expenditures for equipment, logistical operations software and leasehold improvements. As of the date of this report, we have no other material commitments for capital expenditures.

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

In May 2004, the Company entered into a binding letter of intent with SEGA Corporation, which contemplates that the Company would co-publish and exclusively distribute all of SEGA’s ESPN sports franchise properties: NFL Football; NHL Hockey; NBA Basketball; College Hoops; and Major League Baseball. The proposed transaction requires the Company to fund development and marketing of SEGA’s sports titles over a three-year period, with the right for the Company to extend its participation in the sports game business and the intellectual property rights associated with the sports titles.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Contractual Obligations and Contingent Liabilities and Commitments

Our offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from May 2004 to October 2013. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through October 2007.

We periodically enter into distribution agreements to purchase various software games that require us to make minimum guaranteed payments. These agreements, which expire between July 2004 and September 2005, require remaining aggregate minimum guaranteed payments of $14,243 at April 30, 2004. These agreements are collateralized by a standby letter of credit of $3,600 at April 30, 2004. Additionally, assuming performance principally by third-party developers, we have outstanding commitments under various software development agreements to pay developers an aggregate of $42,466 over the twelve months ending April 30, 2005.

In connection with our acquisition of the publishing rights to the Duke Nukem franchise for PC and video games in December 2000, we are obligated to pay $6,000 contingent upon delivery of the final version of Duke Nukem Forever for the PC. In May 2003, we agreed to pay up to $6,000 upon the achievement of certain sales targets for Max Payne 2 (which are not expected to be achieved). We also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s profits for the first three years after acquisition. In connection with the acquisition of Mobius, we agreed to make contingent payments of approximately $1,952 based on delivery of products. The payables will be recorded when the conditions requiring their payment are met.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. For the six months ended April 30, 2004 and 2003, sales in international markets accounted for approximately 23.8% and 28.4%, respectively, of our net sales. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Cautionary Statement and Risk Factors

Safe Harbor Statement under the Securities Litigation Reform Act of 1995: We make statements in this report that are considered forward-looking statements under federal securities laws. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to them. The words “expect,” “anticipate,” “believe,” “may,” “estimate,” “intend” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions including, but not limited to, the following which could cause our actual results, performance or achievements to be materially different from results, performance or achievements, expressed or implied by such forward-looking statements.

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

A significant portion of our net sales is derived from a limited number of titles. For the six months ended April 30, 2004, our ten best selling titles accounted for approximately 45.9% of our revenues, with Grand Theft Auto Double Pack for the Xbox accounting for 11.1% of our revenues, Max Payne 2: The Fall of Max Payne for PlayStation 2 accounting for 7.5% of our revenues, and Manhunt for PlayStation 2 accounting for 6.5% of our revenues. For the six months ended April 30, 2003, our ten best selling titles accounted for approximately 65.8% of our revenues, with Grand Theft Auto: Vice City for PlayStation 2 accounting for 52.5% of our revenues and Midnight Club 2 for PlayStation 2 accounting for 4.5% of our revenues. For the year ended October 31, 2003, our ten best selling titles accounted for approximately 50.5% of our net sales. If we fail to continue to develop and sell new, commercially successful titles, our net sales and profits may decrease substantially and we may incur losses.

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

A limited number of customers may account for a significant portion of our sales. Sales to our five largest customers accounted for approximately 34.8% and 42.1%, respectively, of our revenues for the six months ended April 30, 2004 and 2003. Sales to our five largest customers accounted for approximately 38.6% of our net sales for the year ended October 31, 2003. For the year ended October 31, 2003, sales of our products to Wal-Mart accounted for 11.4% of our net sales. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments. Our customers may terminate their relationship with us at any time. The loss of our relationships with principal customers or a decline in sales to principal customers could harm our operating results. Bankruptcies or consolidations of certain large retail customers could also seriously hurt our business.

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)
(Dollars in thousands, except per share amounts)

We are subject to risks and uncertainties of international trade. Sales in international markets, primarily in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. Sales in international markets accounted for approximately 23.8% and 28.4%, respectively, of our revenues for the six months ended April 30, 2004 and 2003. Sales in international markets accounted for approximately 27.9% of our net sales for the year ended October 31, 2003. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies.

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

We recently restated our financial statements. The Staff of the SEC has raised issues with respect to our revenue recognition policies and certain sales transactions and their impact on our current and historical financial statements. After a detailed review, we restated our previously issued financial statements to reflect our revised revenue recognition policy with respect to establishing reserves for price concessions for our published products, as well as to increase our provision for returns at October 31, 2000 with respect to certain sales transactions primarily to retail customers with a corresponding reduction in the returns provision in 2001. Although we have entered into discussions with the Staff to address the issues raised in the Wells Notice, we are unable to predict the outcome of these discussions.

We are dependent on our management and key personnel. We rely on our management and other key personnel for the successful operation of our business. We are dependent upon the expertise and skills of certain of our Rockstar employees responsible for content creation and product development and marketing. Although we have employment agreements with each of these creative, development and marketing personnel, and we have granted them incentives in the form of an internal royalty program based on sales of Rockstar published products, there can be no assurance that we will be able to continue to retain these personnel at current compensation levels, or at all. Failure to continue to attract and retain qualified management, creative, development, financial, marketing, sales and technical personnel could materially adversely affect our business and prospects.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. At April 30, 2004, we had no outstanding variable rate indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter. Translation adjustments are included as a separate component of stockholders’ equity. For the six months ended April 30, 2004, our foreign currency translation adjustment gain was $1,947. Foreign exchange transaction loss for the six months ended April 30, 2004 was $177. A hypothetical 10% change in applicable currency exchange rates at April 30, 2004 would result in a material translation adjustment.

Item 4.	Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level for recording, processing, summarizing and reporting the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2004, the Company granted 4,000 shares of restricted common stock to each of Todd Emmel, Robert Flug, Oliver Grace, Mark Lewis and Steven Tisch and 7,000 shares of restricted common stock to Richard Roedel under its Incentive Stock Plan. In April 2004, the Company granted 20,000 shares of restricted common stock to an employee under its Incentive Stock Plan.

In connection with the above securities issuances, the Company relied on Section 4(2) and/or Regulation D promulgated under the Securities Act of 1933, as amended, as offerings to a limited number of “accredited investors.”

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Letter Agreement dated April 14, 2004, by and between the Company and Paul Eibeler.

10.2	Letter Agreement dated April 14, 2004, by and between the Company and Gary Lewis.

10.3	Letter Agreement dated June 7, 2004, by and between the Company and Richard W. Roedel.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On March 4, 2004, the Company furnished a Current Report on Form 8-K to report the Press Release dated March 4, 2004 relating to the Company’s financial results for the first fiscal quarter ended January 31, 2004. (Items 7, 9 and 12)

Back to Contents

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Registrant)

Date: June 14, 2004	By:	/s/ Richard W. Roedel Richard W. Roedel Chairman and Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2004	By:	/s/ Karl H. Winters Karl H. Winters Chief Financial Officer (Principal Financial Officer)