Form 10-Q
period 2004-07-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2004-09-14
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF l934.

For the quarterly period ended July 31, 2004

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

As of September 7, 2004, there were 45,128,703 shares of the Registrant’s Common Stock outstanding.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
QUARTER ENDED JULY 31, 2004

Back to Contents

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of July 31, 2004 and October 31, 2003 (unaudited)
(In thousands, except share data)

	July 31, 2004	October 31, 2003

ASSETS
Current assets
Cash and cash equivalents	$197,951	$183,477
Accounts receivable, net of allowances of $51,970 and $62,817 at July 31, 2004 and October 31, 2003, respectively	79,486	166,536
Inventories, net	96,882	101,748
Prepaid royalties	40,602	12,196
Prepaid expenses and other current assets	56,909	41,112
Deferred tax asset	8,333	8,333

Total current assets	480,163	513,402

Fixed assets, net	30,589	22,260
Prepaid royalties	3,333	8,439
Capitalized software development costs, net	25,792	16,336
Goodwill	123,703	101,498
Intangibles, net	33,586	44,836
Other assets, net	413	527

Total assets	$697,579	$707,298

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$63,275	$106,172
Accrued expenses and other current liabilities	65,857	56,883
Income taxes payable	167	2,265

Total current liabilities	129,299	165,320
Deferred tax liability	8,486	8,486

Total liabilities	137,785	173,806

Stockholders’ equity
Common stock, par value $.01 per share; 100,000,000 shares authorized; 45,048,528 and 44,227,215 shares issued and outstanding at July 31, 2004 and October 31, 2003, respectively	450	442
Additional paid-in capital	372,034	350,852
Deferred compensation	(2,644)	(1,890)
Retained earnings	187,771	185,024
Accumulated other comprehensive income (loss)	2,183	(936)

Total Stockholders’ Equity	559,794	533,492

Total Liabilities and Stockholders’ Equity	$697,579	$707,298

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three and nine months ended July 31, 2004 and 2003 (unaudited)
(In thousands, except per share data)

	Three months ended July 31,		Nine months ended July 31,

	2004	2003	2004	2003

		(Restated)		(Restated)

Net sales	$160,858	$152,055	$689,738	$756,086

Cost of sales
Product costs	101,156	81,642	430,107	384,984
Royalties	14,600	10,052	47,614	66,595
Software development costs	2,242	1,842	7,797	8,558

Total cost of sales	117,998	93,536	485,518	460,137

Gross profit	42,860	58,519	204,220	295,949

Operating expenses
Selling and marketing	24,677	20,013	82,850	76,928
General and administrative	24,685	19,372	72,775	67,701
Research and development	10,529	7,043	32,186	17,419
Depreciation and amortization	4,327	2,930	11,982	13,689

Total operating expenses	64,218	49,358	199,793	175,737

Income (loss) from operations	(21,358)	9,161	4,427	120,212

Interest income, net	530	625	1,604	1,713
Gain on Internet investments	—	—	—	39

Total non-operating income	530	625	1,604	1,752

Income (loss) before income taxes	(20,828)	9,786	6,031	121,964

Provision (benefit) for income taxes	(6,393)	4,090	3,284	50,110

Net income (loss)	$(14,435)	$5,696	$2,747	$71,854

Per share data:
Basic:
Weighted average common shares outstanding	44,840	42,266	44,615	41,424

Net income (loss) per share	$(0.32)	$0.13	$0.06	$1.73

Diluted:
Weighted average common shares outstanding	44,840	43,548	45,554	42,701

Net income (loss) per share	$(0.32)	$0.13	$0.06	$1.68

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the nine months ended July 31, 2004 and 2003 (unaudited)
(In thousands)

	Nine months ended July 31,
	2004	2003

		(Restated)
Cash flows from operating activities:
Net income	$2,747	$71,854
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,982	9,281
Gain on disposal of fixed assets and sale of Internet investments	(619)	(95)
Amortization of intangible assets and other	15,142	5,741
Impairment of intellectual property and technology	—	7,892
Non-cash charges for consolidation of distribution facilities	—	5,474
Provision for doubtful accounts, returns and sales allowances	94,194	82,421
Write off of prepaid royalties and capitalized software	2,404	6,712
Tax benefit from exercise of stock options	1,820	11,931
Compensatory stock and stock options	1,938	2,173
Foreign currency transaction loss (gain)	1,344	(88)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	1,015	(34,216)
Decrease in inventories	5,320	1,798
Increase in prepaid royalties	(23,827)	(12,038)
Increase in prepaid expenses and other current assets	(11,448)	(8,149)
Increase in capitalized software development costs	(8,899)	(3,113)
Decrease in accounts payable	(38,132)	(30,300)
Decrease in accrued expenses and other current liabilities	(12,870)	(7,537)
(Decrease) increase in income taxes payable	(764)	14,767

Net cash provided by operating activities	41,347	124,508

Cash flows from investing activities:
Purchase of fixed assets	(16,368)	(11,359)
Proceeds from sale of fixed assets and investments	871	114
Payments for intangible assets	(3,500)	—
Acquisitions, net of cash acquired	(19,654)	(27,966)
Other	—	(490)

Net cash used in investing activities	(38,651)	(39,701)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	11,518	30,341
Other financing	(83)	(280)

Net cash provided by financing activities	11,435	30,061

Effect of foreign exchange rates	343	2,622

Net increase in cash for the period	14,474	117,490
Cash and cash equivalents, beginning of the period	183,477	108,369

Cash and cash equivalents, end of the period	$197,951	$225,859

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (continued)
For the nine months ended July 31, 2004 and 2003 (unaudited)
(In thousands)

	Nine months ended July 31,
	2004	2003

Supplemental information on businesses acquired:
Fair value of assets acquired
Cash	$800	$1,284
Other current assets	2,148	437
Property and equipment, net	761	507
Intangible assets	6,423	4,720
Goodwill	22,205	38,683
Less, liabilities assumed
Current liabilities	(13,864)	(3,574)
Stock issued	(5,160)	(6,557)
Intercompany payables and advances	7,141	(6,250)

Cash paid	20,454	29,250
Less cash acquired	(800)	(1,284)

Net cash paid	$19,654	$27,966

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Equity
For the year ended October 31, 2003 and the nine months ended July 31, 2004 (unaudited)
(In thousands)

	Common Stock

	Shares	Amount	Additional Paid-in Capital	Deferred Compen-sation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, November 1, 2002	40,362	$404	$273,502	$(227)	$86,906	$(5,041)	$355,544
Foreign currency translation adjustment	—	—	—	—	—	4,119	4,119
Net unrealized loss on investment, net of taxes of $9	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	98,118	—	98,118

Comprehensive income							102,223

Proceeds from exercise of stock options and warrants	3,404	34	44,831	—	—	—	44,865
Amortization of deferred compensation	—	—	—	3,427	—	—	3,427
Issuance of common stock in connection with acquisition	236	2	6,555	—	—	—	6,557
Issuance of compensatory stock and stock options	225	2	5,106	(5,090)	—	—	18
Tax benefit in connection with the exercise of stock options	—	—	20,858	— —	—	—	20,858

Balance, October 31, 2003	44,227	442	350,852	(1,890)	185,024	(936)	533,492
Foreign currency translation adjustment	—	—	—	—	—	3,119	3,119
Net income	—	—	—	—	2,747	—	2,747

Comprehensive income							5,866

Proceeds from exercise of stock options	571	6	11,512	—	—	—	11,518
Amortization of deferred compensation	—	—	—	1,938	—	—	1,938
Issuance of common stock in connection with acquisition	164	2	5,158	—	—	—	5,160
Issuance of compensatory stock and stock options	87	—	2,692	(2,692)	—	—	—
Tax benefit in connection with the exercise of stock options	—	—	1,820	— —	—	—	1,820

Balance, July 31, 2004	45,049	$450	$372,034	$(2,644)	$187,771	$2,183	$559,794

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
(Dollars in thousands, except per share amounts)

1.    ORGANIZATION

Take-Two Interactive Software, Inc. and subsidiaries (the “Company”) develops, publishes and distributes interactive software games designed for PCs, video game consoles and handheld platforms.

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

The Company’s July 31, 2003 financial statements have been restated as follows:

	Three Months Ended July 31, 2003

	As Reported	As Restated

Statement of Operations Data:
Net sales	$155,587	$152,055
Royalties	$10,434	$10,052
Total cost of sales	$93,918	$93,536
Gross profit	$61,669	$58,519
Income from operations	$12,311	$9,161
Income before provision for income taxes	$12,936	$9,786
Provision for income taxes	$5,287	$4,090
Net income	$7,649	$5,696
Basic net income per share	$0.18	$0.13
Diluted net income per share	$0.18	$0.13

	Nine Months Ended July 31, 2003

	As Reported	As Restated

Statement of Operations Data:
Net sales	$758,594	$756,086
Royalties	$66,782	$66,595
Total cost of sales	$460,324	$460,137
Gross profit	$298,270	$295,949
Income from operations	$122,533	$120,212
Income before provision for income taxes	$124,285	$121,964
Provision for income taxes	$50,935	$50,110
Net income	$73,350	$71,854
Basic net income per share	$1.77	$1.73
Diluted net income per share	$1.72	$1.68

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

	As of July 31, 2003

	As Reported	As Restated

Balance Sheet Data (Not Presented Herein):
Accounts receivable, net	$65,996	$60,997
Prepaid royalties, current	$15,576	$16,256
Prepaid expenses and other current assets	$30,055	$30,880
Deferred tax asset	$5,392	$6,245
Total current assets	$416,780	$414,139
Total assets	$608,557	$605,916
Income taxes payable	$15,458	$15,211
Total current liabilities	$117,975	$117,728
Retained earnings	$161,154	$158,760
Total liabilities and stockholders’ equity	$608,557	$605,916

3.    SIGNIFICANT ACCOUNTING POLICIES AND TRANSACTIONS

Basis of Presentation

The unaudited Consolidated Condensed Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“FAQ”) issued with SAB No. 101. The adoption of SAB No. 104 in the first quarter of 2004 did not have a material impact on the Company’s consolidated financial statements.

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

	Three months ended		Nine months ended
	July 31,		July 31,
	2004	2003	2004	2003

		(Restated)		(Restated)

Net income (loss), as reported	$(14,435)	$5,696	$2,747	$71,854

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	515	799	1,321	1,341

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,255)	(5,528)	(10,731)	(12,965)

Pro forma, net income (loss)	$(18,175)	$967	$(6,663)	$60,230

Earnings (loss) per share:
Basic – as reported	$(0.32)	$0.13	$0.06	$1.73

Basic – pro forma	$(0.41)	$0.02	$(0.15)	$1.45

Diluted – as reported	$(0.32)	$0.13	$0.06	$1.68

Diluted – pro forma	$(0.41)	$0.02	$(0.15)	$1.41

The pro forma disclosures shown are not representative of the effects on net income (loss) and the net income (loss) per share in future periods.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

5.    BUSINESS ACQUISITIONS AND CONSOLIDATION

In March 2004, the Company acquired all the outstanding capital stock of Mobius Entertainment Limited (“Mobius”), a United Kingdom based developer of titles for handheld platforms, including Sony’s proposed PSP platform. The purchase price was approximately $4,599, consisting of $3,689 which was paid in cash and a payment of approximately $910 due March 2005. In connection with the acquisition, the Company recorded identifiable intangibles of $96 (non-competition agreements) and goodwill of $4,669, on a preliminary basis. The Company is in the process of completing the purchase price allocation. The Company also agreed to make additional contingent payments of approximately $2,000 based on delivery of products, which will be recorded as additional purchase price when the conditions requiring their payment are met. The pro forma impact of this acquisition for fiscal 2003 and 2004 periods was not material. The Company does not expect that the final purchase price allocation will be materially different.

In December 2003, the Company acquired all of the outstanding capital stock and assumed certain liabilities of TDK Mediactive, Inc. (“TDK Mediactive”). The purchase price of approximately $14,105 consisted of $16,996 in cash and issuance of 163,641 restricted shares of the Company’s common stock (valued at $5,160), reduced by approximately $8,051 previously due to TDK Mediactive under a distribution agreement. In connection with the acquisition, the Company recorded intellectual property of $6,326 and goodwill of $17,536, on a preliminary basis. The Company is in the process of completing the purchase price allocation. The Company does not expect that the final purchase price allocation will be materially different.

During the quarter ended July 31, 2003, the Company acquired the assets of Frog City, Inc. (“Frog City”), the developer of Tropico 2: Pirate Cove, and the outstanding membership interests of Cat Daddy Games LLC (“Cat Daddy”), another development studio.The total purchase price for both studios consisted of $757 in cash and $319 of prepaid royalties previously advanced to Frog City. The Company also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy, based on a percentage of Cat Daddy’s profits for the first three years after acquisition, which will be recorded as compensation expense if the targets are met. In connection with the acquisitions, the Company recorded goodwill of $1,267 and net liabilities of $191.

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

The unaudited pro forma data below for the three and nine months ended July 31, 2003 is presented as if the purchase of TDK Mediactive had been made as of November 1, 2002. The unaudited pro forma financial information is based on management’s estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisition had, in fact, been completed on the date assumed, or which may result in the future. Pro forma financial information for fiscal 2004 is not presented since the impact is not material as the acquisition was made near the beginning of the first quarter.

	Unaudited Pro Forma

	Three months ended July 31, 2003	Nine months ended July 31, 2003

	(Restated)	(Restated)
Net sales	$156,915	$770,672
Net income	$1,160	$60,992
Net income per share – Basic	$0.03	$1.47
Net income per share – Diluted	$0.03	$1.42

6.    INCOME TAXES

The provisions (benefit) for income taxes for the three and nine months ended July 31, 2004 and 2003 are based on the Company’s estimated annualized tax rate for the respective years after giving effect to the utilization of available tax credits and tax planning strategies.  During the three months ended July 31, 2004, the estimated annualized tax rate for fiscal 2004, including the reserves discussed below, was reduced from 36% to 34% primarily as a result of the forecasted change in the mix of income from higher tax to lower tax jurisdictions.  The tax benefit recorded in the third quarter was 30.7% of pre tax loss and reflects additional provisions recorded, as a result of changes in the estimate of tax reserve requirements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

7.    NET INCOME (LOSS) PER SHARE

The following table provides a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and nine months ended July 31, 2004 and 2003:

	Net Income (Loss)	Shares (in thousands)	Per Share Amount

Three Months Ended July 31, 2004:
Basic and Diluted	$(14,435)	44,840	$(0.32)

Three months ended July 31, 2003 (Restated):
Basic	$5,696	42,266	$0.13
Effect of dilutive securities- Stock options, restricted stock and warrants	—	1,282

Diluted	$5,696	43,548	$0.13

Nine months Ended July 31, 2004:
Basic	$2,747	44,615	$0.06

Effect of dilutive securities- Stock options and restricted stock	—	939

Diluted	$2,747	45,554	$0.06

Nine months ended July 31, 2003 (Restated):
Basic	$71,854	41,424	$1.73
Effect of dilutive securities- Stock options, restricted stock and warrants	—	1,277

Diluted	$71,854	42,701	$1.68

The computation of diluted number of shares excludes 955,500 unexercised stock options for the nine months ended July 31, 2004, which are anti-dilutive. Since a net loss was reported for the three months ended July 31, 2004, the diluted number of shares excludes 5,284,084 unexercised options and unvested restricted shares, which are anti-dilutive. The computation of diluted number of shares excludes 845,000 and 1,119,000 unexercised stock options for the three and nine months ended July 31, 2003, respectively, which are anti-dilutive.

In January 2003, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $25,000 of its common stock from time to time in the open market or in privately negotiated transactions. To date, the Company has not repurchased any shares under this program.

8.     INVENTORIES, NET

As of July 31, 2004 and October 31, 2003, inventories consist of:

	July 31,	October 31,
	2004	2003

Parts and supplies	$4,024	$4,793
Finished products	92,858	96,955

	$96,882	$101,748

Amounts for estimated product returns, which are included in the inventory balance at their average cost, were $5,587 and $7,994 at July 31, 2004 and October 31, 2003, respectively.

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

The following table sets forth for the periods indicated changes in total prepaid royalties:

	Fiscal	Fiscal
	2004	2003

		(Restated)
Balance at November 1	$20,635	$26,418
Additions	9,134	3,855
Amortization	(6,135)	(2,135)
Reclassification	—	(6,932)
Write down	(1,300)	(6,649)
Acquisition	1,073	—
Foreign exchange	323	17

Balance at January 31	23,730	14,574
Additions	10,725	10,114
Amortization	(3,323)	(4,643)
Write down	(878)	—
Foreign exchange	(246)	3

Balance at April 30	30,008	20,048
Additions	20,521	7,121
Amortization	(6,584)	(2,252)
Reclassification	—	(319)
Write down	(226)	—
Foreign exchange	216	(160)

Balance at July 31	43,935	24,438
Less current balance	40,602	16,256

Non-current balance	$3,333	$8,182

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

The following table sets forth for the periods indicated changes in capitalized software development costs:

	Fiscal	Fiscal
	2004	2003

Balance at November 1	$16,336	$10,385
Additions	3,816	3,444
Amortization	(3,982)	(3,288)
Write down	—	(63)
Foreign exchange	112	150

Balance at January 31	16,282	10,628
Additions	6,410	4,390
Amortization	(1,573)	(3,365)
Foreign exchange	(337)	127

Balance at April 30	20,782	11,780
Additions	6,853	3,937
Amortization	(2,242)	(1,842)
Foreign exchange	399	111

Balance at July 31	$25,792	$13,986

11.    LINES OF CREDIT

In December 1999, the Company entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on the Company’s consolidated leverage ratio (as defined). The Company is required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by the Company’s accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company’s domestic subsidiaries. Available borrowings under the agreement are reduced by the amount of outstanding letters of credit, which were $5,160 at July 31, 2004. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of July 31, 2004, the Company was in compliance with such covenants. The loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The Company had no outstanding borrowings under the revolving line of credit as of July 31, 2004.

In February 2001, the Company’s United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002 and April 2004, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $23,846. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2005. The Company had $30 of outstanding guarantees and no borrowings under this facility as of July 31, 2004.

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

		As of July 31, 2004			As of October 31, 2003

	Range of Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	7-10 years	$23,742	$(9,557)	$14,185	$23,342	$(7,391)	$15,951
Customer lists and relationships	5-10 years	4,673	(2,939)	1,734	4,673	(2,733)	1,940
Intellectual property	2-6 years	38,248	(23,467)	14,781	31,823	(8,737)	23,086
Non-competition agreements	3-6 years	4,887	(2,746)	2,141	4,790	(2,311)	2,479
Technology	3 years	4,192	(3,447)	745	4,192	(2,812)	1,380

		$75,742	$(42,156)	$33,586	$68,820	$(23,984)	$44,836

Amortization expense for the three and nine months ended July 31, 2004 and 2003 is as follows:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003

Included in:
Cost of sales – product costs	$2,479	$1,489	$14,966	$5,042
Depreciation and amortization	1,080	723	3,206	2,783

Total amortization expense	$3,559	$2,212	$18,172	$7,825

Estimated amortization expense for the fiscal years ending October 31, is as follows:

2004	$23,661
2005	7,759
2006	7,068
2007	2,681
2008	1,706

Total	$42,875

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

During the nine months ended July 31, 2004, the increase in intellectual property resulted primarily from the acquisition of TDK Mediactive. (See Note 5.) During the nine months ended July 31, 2003, the Company recorded a charge of $4,407 related to the impairment of a customer list, which was included in depreciation and amortization. (See Note 15.) In addition, cost of sales – product costs include $7,892 of intellectual property and technology written off during the nine months ended July 31, 2003, of which $5,499 related to Duke Nukem Forever and a sequel, reflecting the continued product development delays for these products.

13.   LEGAL AND OTHER PROCEEDINGS

The Company received a Wells Notice from the Staff of the Securities and Exchange Commission stating the Staff’s intention to recommend that the SEC bring a civil action seeking an injunction and monetary damages against the Company alleging that it violated certain provisions of the federal securities laws. The proposed allegations stem from the previously disclosed SEC investigation into certain accounting matters related to the Company’s financial statements, periodic reporting and internal accounting controls. The Company’s former Chairman, an employee and two former officers also received Wells Notices. The SEC’s Staff also raised issues with respect to the Company’s revenue recognition policies and their impact on its current and historical financial statements. The Company has entered into discussions with the Staff to address the issues raised in the Wells Notice. The Company is unable to predict the outcome of these matters.

The Company is also involved in routine litigation arising in the ordinary course of its business. In the opinion of the Company’s management, none of the pending routine litigation will have a material adverse effect on the Company’s consolidated financial condition, cash flows or results of operations.

14.    COMMITMENTS AND CONTINGENCIES

The Company periodically enters into distribution agreements to purchase various software games that require the Company to make minimum guaranteed payments. These agreements, which expire between July 2004 and September 2005, require remaining aggregate minimum guaranteed payments of $11,362 at July 31, 2004. These agreements are collateralized by a standby letter of credit of $3,600 at July 31, 2004. Additionally, assuming performance principally by third-party developers, the Company has outstanding commitments under various software development agreements to pay developers an aggregate of $54,269 over the twelve months ending July 31, 2005.

In connection with the Company’s acquisition of the publishing rights to the franchise of Duke Nukem PC and video games in December 2000, the Company is contingently obligated to pay $6,000 in cash upon delivery of the final PC version of Duke Nukem Forever. In May 2003, the Company agreed to make payments of up to $6,000 in cash upon the achievement of certain sales targets for Max Payne 2 (which are not expected to be achieved). The Company also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s future profits for the first three years after acquisition. (See Note 5.) The payables will be recorded when the conditions requiring their payment are met.

Effective May 2004, the Company entered into agreements with SEGA Corporation, whereby the Company co-publishes and exclusively distributes all of SEGA’s ESPN sports franchise properties: NFL Football; NHL Hockey; NBA Basketball; NCAA College Hoops; and Major League Baseball. The transaction requires the Company to reimburse SEGA for the development and marketing of SEGA’s sports titles over a three-year period, with the right for the Company to extend its participation in the sports game business and the intellectual property rights associated with the sports titles. The reimbursement of development costs are reflected as prepaid royalties and the marketing costs will be expensed as incurred.

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

As a result of the closures, the Company recorded a charge of $7,028. The charge to general and administrative expense of $2,621 consisted of: (1) $1,607 of lease termination costs, representing the fair value of remaining lease payments, net of estimated sublease rent; (2) $999 of disposition of fixed assets, representing the net book value of fixed assets and leasehold improvements; and (3) $15 of other exit costs. The charge to depreciation and amortization expense of $4,407 reflected an impairment charge with respect to an intangible asset, representing a customer list relating to the business conducted at the Illinois facility. The consolidation activity and settlement of accruals were completed by July 31, 2003.

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

Information about the Company’s non-current assets in the United States and international areas as of July 31, 2004 and October 31, 2003 are presented below:

	July 31,	October 31,
	2004	2003

Total non-current assets:
United States	$135,525	$118,523
International
United Kingdom	31,632	25,739
All other Europe	18,776	19,275
Other	31,483	30,359

	$217,416	$193,896

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (concluded)
(Dollars in thousands, except per share amounts)

Information about the Company’s net sales in the United States and international areas for the three and nine months ended July 31, 2004 and 2003 are presented below (net sales are attributed to geographic areas based on product destination):

	Three months ended		Nine months ended
	July 31,		July 31,
	2004	2003	2004	2003

		(Restated)		(Restated)
Net Sales:
United States	$108,251	$99,157	$453,953	$486,668
Canada	11,634	14,484	68,905	59,401
International
United Kingdom	9,820	7,834	55,405	71,797
All other Europe	22,165	26,036	87,878	122,302
Asia Pacific	8,988	4,034	22,650	14,810
Other	—	510	947	1,108

	$160,858	$152,055	$689,738	$756,086

Information about the Company’s net sales by product platforms for the three and nine months ended July 31, 2004 and 2003 are presented below:

	Three months ended		Nine months ended
	July 31,		July 31,
	2004	2003	2004	2003

		(Restated)		(Restated)
Platforms:
Sony PlayStation 2	$78,876	$53,495	$322,445	$486,472
Sony PlayStation	3,841	8,948	21,677	43,864
Microsoft Xbox	34,286	20,332	175,774	46,824
PC	16,324	42,216	44,338	76,795
Nintendo GameBoy Color,
GameBoy Advance and N64	11,983	7,884	47,025	31,449
Nintendo GameCube	4,840	5,480	29,937	19,268
Hardware	6,821	9,404	30,788	37,239
Accessories and other	3,887	4,296	17,754	14,175

	$160,858	$152,055	$689,738	$756,086

17.    RELATED PARTY TRANSACTION

Effective June 2004, warehouse operations services for our Italian subisidiary were provided by a company owned by the Managing Director of our subsidiary. For the three months ended July 31, 2004, the Company paid this entity $52 for these services. The Company believes that this arrangement is on terms no less favorable than could be obtained from an unaffiliated third-party.

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

Our July 31, 2003 financial statements have been restated as follows:

	Three Months Ended July 31, 2003

	As Reported	As Restated

Statement of Operations Data:
Net sales	$155,587	$152,055
Royalties	$10,434	$10,052
Total cost of sales	$93,918	$93,536
Gross profit	$61,669	$58,519
Income from operations	$12,311	$9,161
Income before provision for income taxes	$12,936	$9,786
Provision for income taxes	$5,287	$4,090
Net income	$7,649	$5,696
Basic net income per share	$0.18	$0.13
Diluted net income per share	$0.18	$0.13

	Nine Months Ended July 31, 2003

	As Reported	As Restated

Statement of Operations Data:
Net sales	$758,594	$756,086
Royalties	$66,782	$66,595
Total cost of sales	$460,324	$460,137
Gross profit	$298,270	$295,949
Income from operations	$122,533	$120,212
Income before provision for income taxes	$124,285	$121,964
Provision for income taxes	$50,935	$50,110
Net income	$73,350	$71,854
Basic net income per share	$1.77	$1.73
Diluted net income per share	$1.72	$1.68

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

	As of July 31, 2003

	As Reported	As Restated

Balance Sheet Data (Not Presented Herein):
Accounts receivable, net	$65,996	$60,997
Prepaid royalties, current	$15,576	$16,256
Prepaid expenses and other current assets	$30,055	$30,880
Deferred tax asset	$5,392	$6,245
Total current assets	$416,780	$414,139
Total assets	$608,557	$605,916
Income taxes payable	$15,458	$15,211
Total current liabilities	$117,975	$117,728
Retained earnings	$161,154	$158,760
Total liabilities and stockholders’ equity	$608,557	$605,916

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

We have pursued a growth strategy by capitalizing on the widespread market acceptance of video game consoles and the growing popularity of innovative gaming experiences that appeal to more mature audiences. We have established a portfolio of successful proprietary software content, including our premier brands: Grand Theft Auto and Midnight Club, for the major hardware platforms. We expect to continue to be the leader in the mature, action product category by leveraging our existing franchises and developing new brands, such as Manhunt and Red Dead Revolver.

We currently anticipate that the release of the next installments of Grand Theft Auto and Midnight Club, along with the introduction of new brands, such as The Warriors, will generate significant cash flow from our publishing business. Additionally, we expect to continue to diversify our product offerings by expanding into the sports genre, initially through our arrangement with SEGA. We also believe that we will be able to continue to grow our distribution business through a combination of our retail relationships and our value priced product offerings.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Critical Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates and assumptions relate to the adequacy of allowances for returns, price concessions and doubtful accounts, the recoverability of prepaid royalties, capitalized software development costs and other intangibles, valuation of inventories and realization of deferred income taxes. Actual amounts could differ significantly from these estimates.

Revenue Recognition

We recognize revenue upon the transfer of title and risk of loss to our customers. We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition.” Accordingly, we recognize revenue for software when there is (1) persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the software is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms.

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

The following table sets forth for the periods indicated changes in total prepaid royalties:

	Fiscal 2004	Fiscal 2003

		(Restated)

Balance at November 1	$20,635	$26,418
Additions	9,134	3,855
Amortization	(6,135)	(2,135)
Reclassification	—	(6,932)
Write down	(1,300)	(6,649)
Acquisition	1,073	—
Foreign exchange	323	17

Balance at January 31	23,730	14,574
Additions	10,725	10,114
Amortization	(3,323)	(4,643)
Write down	(878)	—
Foreign exchange	(246)	3

Balance at April 30	30,008	20,048
Additions	20,521	7,121
Amortization	(6,584)	(2,252)
Reclassification	—	(319)
Write down	(226)	—
Foreign exchange	216	(160)

Balance at July 31	43,935	24,438
Less current balance	40,602	16,256

Non-current balance	$3,333	$8,182

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

The following table sets forth for the periods indicated changes in capitalized software development costs:

	Fiscal 2004	Fiscal 2003

Balance at November 1	$16,336	$10,385
Additions	3,816	3,444
Amortization	(3,982)	(3,288)
Write down	—	(63)
Foreign exchange	112	150

Balance at January 31	16,282	10,628
Additions	6,410	4,390
Amortization	(1,573)	(3,365)
Foreign exchange	(337)	127

Balance at April 30	20,782	11,780
Additions	6,853	3,937
Amortization	(2,242)	(1,842)
Foreign exchange	399	111

Balance at July 31	$25,792	$13,986

Recently Issued Accounting Pronouncements

 In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“FAQ”) issued with SAB No. 101. The adoption of SAB No. 104 in the first quarter of 2004 did not have a material impact on our consolidated financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations, and sets forth net sales by territory, sales mix, platform and principal products:

	Three months ended		Nine months ended
	July 31,		July 31,

Operating data:	2004	2003	2004	2003

		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales
Product costs	62.9	53.7	62.4	50.9
Royalties	9.1	6.6	6.9	8.8
Software development costs	1.4	1.2	1.1	1.1
Total cost of sales	73.4	61.5	70.4	60.9
Selling and marketing	15.3	13.2	12.0	10.2
General and administrative	15.3	12.7	10.6	9.0
Research and development	6.5	4.6	4.7	2.3
Depreciation and amortization	2.7	1.9	1.7	1.8
Interest income, net	0.3	0.4	0.2	0.2
Provision (benefit) for income taxes	(4.0)	2.7	0.5	6.6
Net income (loss)	(9.0)	3.7	0.4	9.5

Net Sales by Territory:
North America	74.5%	74.7%	75.8%	72.2%
International	25.5	25.3	24.2	27.8

Net Sales Mix:
Publishing	61.4%	58.8%	60.8%	69.1%
Distribution	38.6	41.2	39.2	30.9

Platform Mix (publishing):
Console	89.3%	58.0%	92.1%	87.5%
PC	6.3	40.7	2.7	11.1
Handheld	2.3	0.3	2.7	0.3
Accessories	2.1	1.0	2.5	1.1

Principal Products:
Red Dead Revolver, PS2 (released April 2004)	14.0%	—%	3.5%	—%
Red Dead Revolver, Xbox (released April 2004)	7.7	—	2.0	—
ESPN NFL 2K5, PS2 (released July 2004)	6.9	—	1.6	—
ESPN NFL 2K5, Xbox (released July 2004)	5.8	—	1.4	—
Grand Theft Auto: Vice City, PS2 (released October - November 2002)	7.0	9.7	4.4	43.9
Grand Theft Auto Double Pack, Xbox (released October 2003)	1.3	—	8.8	—
Grand Theft Auto: Vice City, PC (released May 2003)	0.8	18.4	0.5	3.7
Midnight Club 2, PS2 (released April 2003)	1.3	7.1	1.0	5.0
Manhunt, PS2 (released November 2003)	—	—	4.9	—
Ten largest titles	48.4%	51.9%	40.4%	61.0%

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Business Acquisitions

In March 2004, we acquired all the outstanding capital stock of Mobius Entertainment Limited (“Mobius”), a United Kingdom based developer of titles for handheld platforms, including Sony’s proposed PSP platform. The purchase price was approximately $4,599, consisting of $3,689 which was paid in cash and a payment of approximately $910 due March 2005. In connection with the acquisition, we recorded identifiable intangibles of $96 (non-competition agreements) and goodwill of $4,669, on a preliminary basis. We are in the process of completing the purchase price allocation. We also agreed to make additional contingent payments of approximately $2,000 based on delivery of products, which will be recorded as additional purchase price when the conditions requiring their payment are met. The pro forma impact of this acquisition for fiscal 2003 and 2004 periods was not material. We do not expect that the final purchase price allocation will be materially different.

In December 2003, we acquired all of the outstanding capital stock and assumed certain liabilities of TDK Mediactive, Inc. (“TDK Mediactive”). The purchase price of approximately $14,105 consisted of $16,996 in cash and issuance of 163,641 restricted shares of our common stock (valued at $5,160), reduced by approximately $8,051 previously due to TDK Mediactive under a distribution agreement. In connection with the acquisition, we recorded intellectual property of $6,326 and goodwill of $17,536, on a preliminary basis. We are in the process of completing the purchase price allocation. We do not expect that the final purchase price allocation will be materially different.

During the quarter ended July 31, 2003, we acquired the assets of Frog City, Inc. (“Frog City”), the developer of Tropico 2: Pirate Cove, and the outstanding membership interests of Cat Daddy Games LLC (“Cat Daddy”), another development studio.The total purchase price for both studios consisted of $757 in cash and $319 of prepaid royalties previously advanced to Frog City. We also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy, based on a percentage of Cat Daddy’s profits for the first three years after acquisition, which will be recorded as compensation expense if the targets are met. In connection with the acquisitions, we recorded goodwill of $1,267 and net liabilities of $191.

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Three Months ended July 31, 2004 and 2003

Net Sales

	Three months ended July 31,

	2004	%	2003	%	$ Increase (Decrease)	% Incr (Decr)

Publishing	$98,821	61.4	$89,406	58.8	$9,415	10.5
Distribution	62,037	38.6	62,649	41.2	(612)	(1.0)

Net sales	$160,858	100.0	$152,055	100.0	$8,803	5.8

Net Sales. The increase in net sales principally reflects higher publishing revenues during the current period.

The increase in publishing revenues for the three months ended July 31, 2004 reflects the sales of Red Dead Revolver and ESPN NFL 2K5, both for the PlayStation 2 and Xbox in the current quarter.

Products designed for video game console platforms accounted for 89.3% of publishing revenues as compared to 58.0% for the comparable period last year. Products designed for PC platforms accounted for 6.3% of publishing revenues as compared to 40.7% for the prior comparable period, which included Grand Theft Auto: Vice City.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. Such revenues decreased slightly for the three months ended July 31, 2004 from the prior comparable period.

International operations accounted for approximately $40,973, or 25.5% of net sales for the three months ended July 31, 2004 compared to $38,414 or 25.3% of net sales for the three months ended July 31, 2003. The increases were primarily attributable to increased license income from the sales of Grand Theft Auto: Vice City in Japan. The increase included approximately $2,400 benefit from higher foreign exchange rates.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Cost of Sales

	Three months ended July 31,

	2004	% of Sales	2003	% of Sales	$ Increase	% Incr

Product costs	$101,156	62.9	$81,642	53.7	$19,514	23.9
Royalties	14,600	9.1	10,052	6.6	4,548	45.2
Software development costs	2,242	1.4	1,842	1.2	400	21.7

Total cost of sales	$117,998	73.4	$93,536	61.5	$24,462	26.2

Product costs. The increase in product costs was attributable to increased sales of products designed for console platforms during the quarter, which have higher costs.

Royalties. The increase in royalties was due to the higher mix of licensed products in the current quarter resulting in higher amortization of prepaid royalties and higher external royalty payments. However, our internal royalty program resulted in lower expense due to the elimination of $3,700 of royalties as a result of our performance.

Software development costs. Software development costs increased due primarily to sales of Red Dead Revolver. These software development costs principally relate to our internally developed titles.

In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Operating Expenses

	Three months ended July 31,

	2004	% of Sales	2003	% of Sales	$ Increase	% Incr

Selling and marketing	$24,677	15.3	$20,013	13.2	$4,664	23.3
General and administrative	24,685	15.3	19,372	12.7	5,313	27.4
Research and development	10,529	6.5	7,043	4.6	3,486	49.5
Depreciation and amortization	4,327	2.7	2,930	1.9	1,397	47.7

Total operating expenses	$64,218	39.9	$49,358	32.5	$14,860	30.1

Selling and marketing. Selling and marketing expense increased due to higher advertising and promotional support for our products, primarily expenditures for ESPN NFL 2K5 .

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

General and administrative. The general and administrative expense increase was principally attributable to increased professional fees and rent expense. The higher professional fees were incurred in connection with legal and regulatory matters. The higher rent expense included costs associated with relocating a European office. The three months ended July 31, 2003 included the reimbursement of $300 of legal fees from insurance proceeds and a $473 reversal principally related to the settlement of lease termination costs recorded for the consolidation of distribution facilities.

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

Income (loss) from operations. Income (loss) from operations decreased by $30,519, or 333.1%, to a loss of $21,358 for the three months ended July 31, 2004 from income of $9,161 for the three months ended July 31, 2003, due to the changes referred to above. Higher foreign exchange rates in our foreign operations benefited income from operations by approximately $880.

Interest income, net. Interest income decreased by $95, or 15.2% to $530 for the three months ended July 31, 2004 from $625 for the prior comparable period.

Provision (benefit) for income taxes. Income tax benefit was $6,393 for the three months ended July 31, 2004 as compared to income tax expense of $4,090 for the three months ended July 31, 2003. The decrease was primarily attributable to our net loss for the period. The effective tax rate benefit was 30.7% for the three months ended July 31, 2004, as compared to an effective tax rate provision of 41.8% for the comparable period in fiscal 2003. The higher effective tax rate for the 2004 period, reflected as a lower benefit on the loss, includes an increase in the estimate of tax reserve requirements, partly offset by a lower estimated annualized tax rate. The lower annual estimated tax rate for the fiscal 2004 period, as compared to the annual estimated tax rate for the fiscal 2003 period, is primarily due to changes in the forecasted mix of income from higher tax to lower tax jurisdictions. For similar reasons, from the three month period ending April 30, 2004 to the three month period ending July 31, 2004, the estimated annualized tax rate for fiscal 2004, including the aforementioned tax reserves, was reduced from 36% to 34%. The effective income tax rate differs from the statutory rate primarily as a result of certain non-taxable income, non-deductible expenses and the mix of foreign and domestic taxable income or loss, the effect of a lower annual estimated tax rate, as well as an additional tax provision resulting from changes in the estimate of tax reserve requirements.

Net income (loss). For the three months ended July 31, 2004, we recognized a net loss of $14,435 as compared to net income of $5,696 for the three months ended July 31, 2003, a decrease of $20,131, or 353.4%.

Diluted net income (loss) per share. Diluted net loss per share for the three months ended July 31, 2004 of $0.32, decreased $0.45, or 346.2%, as compared to net income per share of $0.13 for the three months ended July 31, 2003, principally due to the loss for the period.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Nine months ended July 31, 2004 and 2003

Net Sales

	Nine months ended July 31,

	2004	%	2003	%	$ Increase (Decrease)	% Incr (Decr)

Publishing	$419,062	60.8	$522,556	69.1	$(103, 494)	(19.8)
Distribution	270,676	39.2	233,530	30.9	37,146	15.9

Net sales	$689,738	100.0	$756,086	100.0	$(66,348)	(8.8)

Net Sales. The decrease in net sales was attributable to lower publishing revenues, partly offset by increased distribution revenues.

The decrease in publishing revenues for the nine months ended July 31, 2004 principally reflects an unfavorable comparison to a period with strong sales of Grand Theft Auto: Vice City for PlayStation 2 and PC and Midnight Club 2 for PlayStation 2.

Products designed for video game console platforms accounted for 92.1% of publishing revenues as compared to 87.5% for the comparable period last year. Products designed for PC platforms accounted for 2.7% of publishing revenues as compared to 11.1% for the prior comparable period as the 2003 period benefited from the release of Grand Theft Auto: Vice City. We anticipate our product mix will remain relatively constant for the foreseeable future but may fluctuate from period to period.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. The increase in distribution revenues was primarily attributable to increased consumer demand for budget titles in North American retail channels.

International operations accounted for approximately $166,679, or 24.2% of net sales for the nine months ended July 31, 2004 compared to $210,107 or 27.8% of net sales for the nine months ended July 31, 2003. The decrease was primarily attributable to lower publishing revenues in Europe, which reflected the unfavorable comparison to last year’s significant sales of Grand Theft Auto: Vice City for PlayStation 2 and PC, which was launched in Europe during fiscal 2003. The decrease was partly offset by approximately a $18,700 benefit from higher foreign exchange rates. We expect international sales to continue to account for a significant portion of our revenues.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Cost of Sales

	Nine months ended July 31,

	2004	% of Sales	2003	% of Sales	$ Increase (Decrease)	% Incr (Decr)

Product costs	$430,107	62.4	$384,984	50.9	$45,123	11.7
Royalties	47,614	6.9	66,595	8.8	(18,981)	(28.5)
Software development costs	7,797	1.1	8,558	1.1	(761)	(8.9)

Total cost of sales	$485,518	70.4	$460,137	60.9	$25,381	5.5

Product costs. The increase in product costs is primarily attributable to expanded distribution operations, which have higher product costs than publishing operations, and amortization of intellectual property related to Max Payne 2: The Fall of Max Payne, partly offset by decreased publishing activities. The increase in costs was also attributable to decreased sales of PC products that have lower costs than console products. Product costs for the nine months ended July 31, 2003 included a charge of $7,892 relating to the impairment of intangibles for certain products in development, including Duke Nukem Forever and its sequel. The impairment was based on continued product development delays and our assessment of current market acceptance and projected cash flows for these products.

Royalties. The decrease in royalties was primarily attributable to lower expenses under our internal royalty program, as the fiscal 2003 period reflected the significant volume of Grand Theft Auto: Vice City and the elimination of $3,700 of internal royalties due to our performance in the current period, and lower write downs of prepaid royalties. These decreases were partly offset by higher amortization of prepaid royalties on licensed products and higher external royalty payments.

Software development costs. Software development costs decreased as a result of lower development costs associated with internally developed titles sold during the period. These software development costs relate to our internally developed titles.

In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix and distribution channels.

Operating Expenses

	Nine months ended July 31,

	2004	% of Sales	2003	% of Sales	$ Increase (Decrease)	% Incr (Decr)

Selling and marketing	$82,850	12.0	$76,928	10.2	$5,922	7.7
General and administrative	72,775	10.6	67,701	9.0	5,074	7.5
Research and development	32,186	4.7	17,419	2.3	14,767	84.8
Depreciation and amortization	11,982	1.7	13,689	1.8	(1,707)	(12.5)

Total operating expenses	$199,793	28.9	$175,737	23.2	$24,056	13.7

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

General and administrative. The general and administrative expense increase was principally attributable to higher personnel expenses, rent and professional fees, partly offset by the absence of last year’s charge associated with the consolidation of our distribution operations and lower bad debt expenses. The nine months ended July 31, 2003 consolidation charge of $2,621 consisted of: lease termination costs, representing the fair value of remaining lease payments, net of estimated sublease rent; disposition of fixed assets, representing the net book value of fixed assets and leasehold improvements; and other exit costs. Personnel expenses for the 2004 period included approximately $3,365 of severance charges, signing bonuses and restricted stock expenses, principally in connection with senior management changes. The 2004 period also included a $871 gain on sale of European property.

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

Depreciation and amortization. Depreciation and amortization expense decreased principally due to the $4,407 related to the impairment of a customer list as a result of the consolidation of our distribution operations included in the nine months ended July 31, 2003, partly offset by higher amortization of intangible assets as a result of acquisitions and higher depreciation related to the implementation of accounting software systems.

Income from operations. Income from operations decreased by $115,785, or 96.3%, to $4,427 for the nine months ended July 31, 2004 from $120,212 for the nine months ended July 31, 2003, due to the changes referred to above. Higher foreign exchange rates in our foreign operations benefited income from operations by approximately $1,500.

Interest income, net. Interest income decreased by $109, or 6.4% to $1,604 for the nine months ended July 31, 2004 from $1,713 for the prior comparable period.

Provision for income taxes. Income tax expense was $3,284 for the nine months ended July 31, 2004 as compared to $50,110 for the nine months ended July 31, 2003. The decrease was primarily attributable to lower taxable income. The effective tax rate was 54.5% for the nine months ended July 31, 2004, as compared to an effective tax rate of 41.1% for the comparable period in fiscal 2003. The higher effective tax rate for the fiscal 2004 period reflects an increase in the estimate of tax reserve requirements, partly offset by the lower estimated annual tax rate. The lower estimated annualized tax rate is primarily due to changes in the forecasted mix of income from higher tax to lower tax jurisdictions. The effective income tax rate differs from the statutory rate primarily as a result of non-taxable foreign income, non-deductible expenses and the mix of foreign and domestic taxes as applied to the income.

Net income. For the nine months ended July 31, 2004, we achieved net income of $2,747, as compared to net income of $71,854 for the nine months ended July 31, 2003, a decrease of $69,107, or 96.2%.

Diluted net income per share. Diluted net income per share decreased $1.62, or 96.49%, to $0.06 for the nine months ended July 31, 2004 from $1.68 for the nine months ended July 31, 2003, due to the decrease in net income and the higher weighted average shares outstanding. The increase in weighted shares outstanding resulted from the issuance of shares underlying stock options and for acquisitions.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Liquidity and Capital Resources

Our primary cash requirements are to fund the development and marketing of our products. We satisfy our working capital requirements primarily through cash flow from operations. At July 31, 2004, we had working capital of $350,864 as compared to working capital of $348,082 at October 31, 2003.

Cash and cash equivalents increased $14,474 to $197,951 at July 31, 2004, from $183,477 at October 31, 2003. The increase is primarily attributable to $47,347 of cash provided by operating activities and $11,435 provided by financing activities, partly offset by $38,651 used in investing activities.

Cash provided by operating activities for the nine months ended July 31, 2004 was $41,347 compared to $124,508 for the nine months ended July 31, 2003. The decrease principally reflects the lower net income.

Net cash used in investing activities for the nine months ended July 31, 2004 was $38,651 compared to net cash used in investing activities of $39,701 for the nine months ended July 31, 2003. The cash used in the current fiscal period reflects the acquisition of TDK Mediactive and Mobius while the prior year reflected the acquisition of Angel, Frog City and Cat Daddy Studios. The current year also reflects payments of $3,500 for intangible assets.

Net cash provided by financing activities for the nine months ended July 31, 2004 was $11,435, as compared to net cash provided by financing activities of $30,061 for the nine months ended July 31, 2003. The decrease was primarily attributable to lower proceeds from the exercise of stock options.

In December 1999, we entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on our consolidated leverage ratio (as defined). We are required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by our accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of our domestic subsidiaries. Available borrowings under the agreement are reduced by the amount of outstanding letters of credit, which were $5,160 at July 31, 2004. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of July 31, 2004, we were in compliance with such covenants. The loan agreement limits or prohibits us from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. We had no outstanding borrowings under the revolving line of credit as of July 31, 2004.

In February 2001, the Company’s United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002 and April 2004, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $23,846. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2005. The Company had $30 of outstanding guarantees and no borrowings under this facility as of July 31, 2004.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

For the nine months ended July 31, 2004 and 2003, we received proceeds of $11,518 and $30,341, respectively, relating to the exercise of stock options and warrants.

Our accounts receivable before allowances at July 31, 2004 was $131,456. One retail customer accounted for 13.2% of the receivable balance at July 31, 2004. As of October 31, 2003, most of our receivables had been covered by insurance, with certain limits and deductibles, in the event of a customer’s bankruptcy or insolvency. In November 2003, we terminated our domestic receivables insurance. Generally, we have been able to collect our receivables in the ordinary course of business. We do not hold any collateral to secure payment from customers. As a result, we are subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due, we could be required to increase our allowance for doubtful accounts, which could adversely affect our liquidity and working capital position.

We had accounts receivable days outstanding of 44 days for the three months ended July 31, 2004, as compared to 36 days for the three months ended July 31, 2003.

We intend to relocate our warehouse operations in Cincinnati, Ohio to a larger facility and anticipate spending approximately $5,900 for capital expenditures for equipment, logistical operations software and leasehold improvements. As of the date of this report, we have no other material commitments for capital expenditures.

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

Effective May 2004, we entered into agreements with SEGA Corporation, whereby we co-publish and exclusively distribute all of SEGA’s ESPN sports franchise properties: NFL Football; NHL Hockey; NBA Basketball; NCAA College Hoops; and Major League Baseball. The transaction requires us to reimburse SEGA for the development and marketing of SEGA’s sports titles over a three-year period, with the right for us to extend our participation in the sports game business and the intellectual property rights associated with the sports titles. The reimbursement of development costs are reflected as prepaid royalties and the marketing costs will be expensed as incurred.

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

We periodically enter into distribution agreements to purchase various software games that require us to make minimum guaranteed payments. These agreements, which expire between July 2004 and September 2005, require remaining aggregate minimum guaranteed payments of $11,362 at July 31, 2004. These agreements are collateralized by a standby letter of credit of $3,600 at July 31, 2004. Additionally, assuming performance principally by third-party developers, we have outstanding commitments under various software development agreements to pay developers an aggregate of $54,269 over the twelve months ending July 31, 2005.

In connection with our acquisition of the publishing rights to the Duke Nukem franchise for PC and video games in December 2000, we are obligated to pay $6,000 contingent upon delivery of the final version of Duke Nukem Forever for the PC. In May 2003, we agreed to pay up to $6,000 upon the achievement of certain sales targets for Max Payne 2 (which are not expected to be achieved). We also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s profits for the first three years after acquisition. In connection with the acquisition of Mobius, we agreed to make contingent payments of approximately $2,000 based on delivery of products. The payables will be recorded when the conditions requiring their payment are met.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. For the nine months ended July 31, 2004 and 2003, sales in international markets accounted for approximately 24.2% and 27.8%, respectively, of our net sales. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

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

A significant portion of our net sales is derived from a limited number of titles. For the nine months ended July 31, 2004, our ten best selling titles accounted for approximately 40.4% of our revenues, with Grand Theft Auto Double Pack for the Xbox accounting for 8.8% of our revenues, Max Payne 2: The Fall of Max Payne for PlayStation 2 accounting for 5.8% of our revenues, and Manhunt for PlayStation 2 accounting for 4.9% of our revenues. For the nine months ended July 31, 2003, our ten best selling titles accounted for approximately 61.0% of our revenues, with Grand Theft Auto: Vice City for PlayStation 2 accounting for 43.9% of our revenues, Midnight Club 2 for PlayStation 2 accounting for 5.0% of our revenues, and Grand Theft Auto: Vice City for PC accounting for 3.7% of our revenues. For the year ended October 31, 2003, our ten best selling titles accounted for approximately 50.5% of our net sales. If we fail to continue to develop and sell new, commercially successful titles, our net sales and profits may decrease substantially and we may incur losses.

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

The interactive entertainment software industry is highly competitive. We compete for both licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. Each of these competitors has the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television spots. These companies may also increase their own software development efforts or focus on developing software products for third-party platforms. We also compete with domestic companies such as Electronic Arts, Activision, THQ, Midway Games and Atari and international companies such as Sega, Vivendi, Ubi Soft, Eidos, Capcom, Konami and Namco. Some of our competitors have greater financial, technical, personnel and other resources than we do, and are able to carry larger inventories and make higher offers to licensors and developers for commercially desirable properties than we can. Our titles also compete with other forms of entertainment such as motion pictures, television and audio and video products featuring similar themes, online computer programs and forms of entertainment which may be less expensive or provide other advantages to consumers.

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

A limited number of customers account for a significant portion of our sales. Sales to our five largest customers accounted for approximately 35.6% and 40.5%, respectively, of our revenues for the nine months ended July 31, 2004 and 2003. Sales to our five largest customers accounted for approximately 38.6% of our net sales for the year ended October 31, 2003. For the year ended October 31, 2003, sales of our products to Wal-Mart accounted for 11.4% of our net sales. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments. Our customers may terminate their relationship with us at any time. The loss of our relationships with principal customers or a decline in sales to principal customers could harm our operating results. Bankruptcies or consolidations of certain large retail customers could also seriously hurt our business.

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

We cannot publish our console titles without the approval of hardware manufacturers.We are required to obtain a license from Sony, Microsoft and Nintendo, our principal competitors, to develop and publish titles for their respective hardware platforms. Our existing hardware console platform licenses require that we obtain approval for the publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms, along with our ability to time the release of these titles and, accordingly, our net sales from titles for these hardware platforms, may be limited. If any manufacturer chooses not to renew or extend our license agreement at the end of its current term, or if the manufacturer were to terminate our license for any reason, we would be unable to publish additional titles for that manufacturer’s hardware platform. Termination of any such agreements would seriously hurt our business.

License agreements relating to these rights generally extend for a term of three or four years and are automatically renewable for successive one-year terms. The agreements are terminable upon the occurrence of a number of factors, including: (1) breach of the agreement by us; (2) our bankruptcy or insolvency; or (3) our entry into a relationship with, or acquisition by, a competitor of the manufacturer. We cannot assure you that we will be able to obtain new or maintain existing licenses on acceptable terms, or at all.

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)
(Dollars in thousands, except per share amounts)

We are subject to risks and uncertainties of international trade. Sales in international markets, primarily in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. Sales in international markets accounted for approximately 24.2% and 27.8%, respectively, of our revenues for the nine months ended July 31, 2004 and 2003. Sales in international markets accounted for approximately 27.9% of our net sales for the year ended October 31, 2003. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies.

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

Historically, fluctuations in interest rates have not had a significant impact on our operating results. At July 31, 2004, we had no outstanding variable rate indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter. Translation adjustments are included as a separate component of stockholders’ equity. For the nine months ended July 31, 2004, our foreign currency translation adjustment gain was $3,119. Foreign exchange transaction loss for the nine months ended July 31, 2004 was $1,344. A hypothetical 10% change in applicable currency exchange rates at July 31, 2004 would result in a material translation adjustment.

Item 4. Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level for recording, processing, summarizing and reporting the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

The Company received a Wells Notice from the Staff of the Securities and Exchange Commission stating the Staff’s intention to recommend that the SEC bring a civil action seeking an injunction and monetary damages against the Company alleging that it violated certain provisions of the federal securities laws. The proposed allegations stem from the previously disclosed SEC investigation into certain accounting matters related to the Company’s financial statements, periodic reporting and internal accounting controls. The Company’s former Chairman, an employee and two former officers also received Wells Notices. The SEC’s Staff also raised issues with respect to the Company’s revenue recognition policies and their impact on the Company’s current and historical financial statements. The Company has entered into discussions with the Staff to address the issues raised in the Wells Notice.

The Company is also involved in routine litigation in the ordinary course of business which in management’s opinion will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended July 31, 2004, the Company issued 4,000 shares of restricted stock under the Company’s Incentive Stock Plan to Barbara A. Kaczynski, a director, and 75,000 restricted shares under such plan to two employees of the Company.

In connection with the above securities issuances, the Company relied on Section 4(2) and/or Regulation D promulgated under the Securities Act of 1933, as amended, as offerings to a limited number of “accredited investors.”

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on June 17, 2004. At the meeting, Richard W. Roedel, Paul Eibeler, Oliver R. Grace, Jr., Robert Flug, Todd Emmel, Mark Lewis and Steven Tisch were elected as directors. Mr. Roedel received 37,196,033 votes for and 3,041,540 votes withheld; Mr. Eibeler received 37,605,799 votes for and 2,631,774 votes withheld; Mr. Grace received 35,761,675 votes for and 4,475,898 votes withheld; Mr. Flug received 35,702,356 votes for and 4,535,217 votes withheld; Mr. Emmel received 36,967,687 votes for and 3,269,886 votes withheld; Mr. Lewis received 37,519,798 votes for and 2,717,775 votes withheld: and Mr. Tisch received 36,385,206 votes for and 3,852,367 votes withheld.

In addition, the stockholders approved an amendment to the Company’s 2002 Stock Option Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Option Plan by 2,000,000 shares with 26,648,746 votes for, 6,933,994 votes against and 26,509 abstentions and an amendment to the Company’s Incentive Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Incentive Plan by 500,000 shares with 27,100,678 votes for, 6,481,077 votes against and 27,494 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

10.1	Agreement dated July 30, 2004 by and between the Company and Gary Lewis.

10.2	Agreement dated July 30, 2004 by and between the Company and Samuel A. Judd.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

On June 8, 2004, the Company furnished a Current Report on Form 8-K to report the Press Release dated June 8, 2004 relating to the Company’s financial results for the second fiscal quarter ended January 31, 2004. (Items 7, 9 and 12)

Back to Contents

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Registrant)

Date: September 14, 2004	By:	/s/ Richard W. Roedel Richard W. Roedel Chairman and Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2004	By:	/s/ Karl H. Winters Karl H. Winters Chief Financial Officer (Principal Financial Officer)