Form 10-K
period 2004-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2004-12-22
CIK 946581

Click Here for Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended October 31, 2004

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ___ to ____.

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
Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes       No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,283,000,000.

As of December 10, 2004, there were 46,091,024 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference:
Proxy Statement Relating to Annual Meeting to be held in Fiscal 2005
(Incorporated into Part III)

Back to Index

PART I

Item 1.	Business

Safe Harbor Statement under the Securities Litigation Reform Act of 1995: We make forward-looking statements in this report that are based on the beliefs of management and assumptions made by and information currently available to them. The words “expect,” “anticipate,” “believe,” “may,” “estimate,” “intend” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions described in “Management’s Discussion and Analysis of Financial Condition and Result of Operations – Risk Factors,” which could cause our actual results to be materially different from results expressed or implied by such forward-looking statements.

Overview

We are a leading global publisher of interactive software games designed for personal computers, and video game consoles and handheld platforms manufactured by Sony, Microsoft and Nintendo. Through our Rockstar Games® subsidiary, we have pursued a growth strategy by capitalizing on the widespread market acceptance of video game consoles, as well as the growing popularity of innovative action games that appeal to mature audiences. We are also seeking to diversify our product offerings through our Globalstar™ subsidiary by capitalizing on perceived growth opportunities in the market for sports and other licensed action and strategy titles.

Our Rockstar publishing subsidiary continues to successfully create new, proprietary brands and sequels to existing brands with broad consumer appeal. Rockstar recently released Grand Theft Auto: San Andreas, the highly anticipated next installment to the blockbuster Grand Theft Auto® franchise, for the PlayStation®2. Grand Theft Auto: San Andreas was the top selling video game for the PlayStation 2 in the United States for the one-month period ended November 27, 2004, with approximately 3.6 million units sold according to NPDFunworldSM. Rockstar plans to release Grand Theft Auto: San Andreas for the Xbox® and PC in fiscal 2005. Rockstar also expects to release Midnight Club 3: DUB Edition for the PlayStation 2 and Xbox, and The Warriors, a new title based on the Paramount Pictures’ classic 1979 gang drama, for the PlayStation 2.

Our Globalstar subsidiary has recently focused on publishing sports games under an agreement with SEGA Corporation. Following the July 2004 launch of ESPN NFL 2K5 (professional football) for the PlayStation 2 and Xbox at a $19.99 suggested retail price, we released ESPN NHL 2K5 (professional hockey), ESPN NBA 2K5 (professional basketball) and ESPN College Hoops 2K5 (college basketball) for the PlayStation 2 and Xbox. As of November 27, 2004, we sold 3.4 million units of these four sports titles according to NPDFunworld. Globalstar is also concentrating on publishing titles incorporating popular licensed properties, including a title based on Charlie and The Chocolate Factory.

We also distribute our products as well as third-party software, hardware and accessories to retail outlets in North America through our Jack of All Games subsidiary. Our customers in North America include Best Buy, Blockbuster, Circuit City, Electronics Boutique, GameStop, Target, Toys “R” Us, Wal-Mart, and other leading national and regional drug store, supermarket and discount store chains and specialty retailers. We also have sales, marketing and publishing operations in Australia, Austria, Canada, France, Germany, Holland, Italy, New Zealand, Spain and the United Kingdom.

We were incorporated under the laws of the State of Delaware in 1993. Our Internet address is www.take2games.com. We make available free of charge on our website our periodic reports filed with the SEC under applicable law as soon as reasonably practicable after we file such material. The information on our website is not part of this report.

New Developments

Effective May 2004, we entered into a three-year agreement with SEGA Corporation, whereby we co-publish and exclusively distribute SEGA’s sports titles. Pursuant to an option agreement with SEGA, we have the right to acquire Visual Concepts Entertainment, Inc. (“Visual Concepts”) and its subsidiary Kush Games (“Kush”), California-based developers of SEGA’s sports titles, and the intellectual property rights associated with the realistic sports simulation games developed and/or produced by Visual Concepts and Kush. We recently acquired certain assets from Microsoft Corporation, including Indie Built (“Indie”), the developer of the successful Top Spin (tennis), Amped and Amped 2 (snowboarding) and Links (golf) sports games, and the intellectual property rights associated with these products. In addition, we acquired Venom Games Limited (“Venom”), a UK-based developer of the boxing games Rocky and Rocky Legends. See “Co-publishing and Distribution Agreement with SEGA,” “Management’s Discussion and Analysis of Financial Corporations Results of Operations – Business Acquisitions” and Note 3 to Consolidated Financial Statements.

Back to Index

Industry Overview

Expanding gamer demographics has driven demand for interactive entertainment software in recent years. Video games have increasingly become a mainstream entertainment choice for a maturing, technologically sophisticated audience. According to the International Development Group (“IDG”), the average age of Americans who play video and PC games is 29, with an estimated 60% of all Americans, or approximately 145 million people, playing video games on a regular basis.

According to IDG, sales of video game hardware and software and PC games reached $11.2 billion in the United States, and $8.2 billion in Europe, in 2003. Strong demand for interactive software games is expected to continue as a result of increasing penetration of video game console platforms. Video game hardware manufacturers offer platforms with more powerful and realistic graphics, backwards compatibility (the ability to play the platforms’ previous generation of games), broadband connectivity and media convergence features.

Sony has announced plans to launch the PlayStation Portable™ (“PSP”), a multipurpose handheld platform for games, movies and music, which is expected to become available in North America in March 2005. We recently acquired Mobius Entertainment Limited (“Mobius”), a UK-based developer of games designed to operate on handheld devices, such as Sony’s PSP. Nintendo recently introduced the DS, a dual screen handheld gaming device, featuring a touch screen, wireless gameplay and text messaging capabilities. Also, Microsoft is expected to launch its next-generation platform, the Xbox 2, for the 2005 holiday season, and Sony is expected to launch its next-generation platform, the PlayStation 3, in 2006. These platforms are expected to accelerate the fusion of music, movies, video gameplay and online computer entertainment.

We have devoted our principal efforts and resources toward developing highly successful cutting edge proprietary intellectual properties; establishing well-known product brands with significant potential for sequels; and focusing our creative efforts on delivering games that are attractive to a broad demographic. We continue to diversify our publishing operations, and our Jack of All Games distribution subsidiary continues to capitalize on the growing installed base of hardware and the proliferation of software titles and outlets to purchase software. We believe that we are positioned for future growth as the interactive entertainment industry continues to expand and evolve.

Fiscal 2004 Product Launches

We publish products in the action, racing, strategy, sports and simulation genres. During fiscal 2004, we published 9 new internally developed titles and 33 new titles developed by third parties. Of these titles, 3 internally developed titles and 4 externally developed titles sold more than one million units across all platforms, and 7 externally developed titles sold more than 500,000 units across all platforms.

Grand Theft Auto products accounted for approximately 34.3% of our revenues for fiscal 2004, with Grand Theft Auto: San Andreas for the PlayStation 2; Grand Theft Auto Double Pack for the Xbox; and Grand Theft Auto: Vice City for the PlayStation 2 accounting for 20.9%, 5.7% and 3.6%, respectively, of our revenues for this year. No other product accounted for more than 10% of our revenues for this year.

Our frontline products sell at retail for $49.95 in North America. Products that are designated Sony’s Greatest Hits and Microsoft’s Platinum Hits sell for $19.99. We currently offer our sports titles at $19.99, and we position other value-priced product offerings at $9.99. We include online capability features in certain of our PC, PlayStation 2 and Xbox titles, which permits users to play against one another on the Internet.

Back to Index

The following are certain of our products released in fiscal 2004:

Title	Platform	Release Date

Grand Theft Auto: San Andreas	PS2	October 2004

Conflict: Vietnam	PS2; Xbox; PC	October 2004

Outlaw Golf 2	Xbox	October 2004

Codename: Kids Next Door – Operation S.O.D.A	GBA	October 2004

Robotech Invasion	PS2; Xbox	October 2004

Scaler	PS2; Xbox	October 2004

ESPN NBA 2K5	PS2; Xbox	September 2004

Kohan II: Kings of War	PC	September 2004

Vietcong: Purple Haze	PS2; Xbox	September 2004

ESPN NHL 2K5	PS2; Xbox	August 2004

The Guy Game	PS2; Xbox	August 2004

ESPN NFL 2K5	PS2; Xbox	July 2004

Army Men: Sarge’s War	Xbox; PC; GameCube	July 2004

Manhunt	Xbox; PC PS2	April 2004 November 2003

Red Dead Revolver	PS2; Xbox	April 2004

Serious Sam: Next Encounter	PS2; GameCube; GBA	April 2004

Destruction Derby Arenas	PS2	March 2004

Corvette	PS2 Xbox	March 2004 December 2003

Mafia	Xbox PS2	March 2004 January 2004

Star Trek: Shattered Universe	PS2; Xbox	January 2004

Max Payne 2: The Fall of Max Payne	PS2 Xbox	December 2003 November 2003

Grand Theft Auto Double Pack	Xbox	November 2003

Back to Index

Publishing

We conduct publishing operations through our Rockstar and Globalstar subsidiaries.

Rockstar Games

Our Rockstar label continues to focus on the creation of premium priced, groundbreaking entertainment. We believe that Rockstar’s Grand Theft Auto product franchise is a uniquely original popular culture phenomenon. Rockstar released Grand Theft Auto: San Andreas for the PlayStation 2 in October 2004.

For fiscal 2005, Rockstar plans to release Grand Theft Auto: San Andreas for the Xbox and PC, and anticipates that it will also ship this product for the PlayStation 2 in Japan under a license agreement. Rockstar also plans to release Midnight Club 3: DUB Edition for the PlayStation 2 and Xbox, and The Warriors, a new title based on the Paramount Pictures film, for the PlayStation 2. Rockstar currently anticipates that it will release a new console title based on a proven brand and titles based on two of Rockstar’s premier brands for Sony’s PSP platform.

Globalstar

Globalstar is focusing on building brands for video game consoles, handheld platforms and the PC across popular genres, such as sports, action and strategy games. Globalstar recently launched four high quality sports titles at a value price of $19.99 under an agreement with SEGA. While we believe that this value pricing may have provided a catalyst for consumers to purchase these titles, the highly favorable game rankings of the titles developed by Visual Concepts and Kush is expected to help build long-term brand loyalty. We currently anticipate that we will ship ESPN MLB 2K5 (major league baseball) in fiscal 2005.

Globalstar is also concentrating on the growing market for video games incorporating popular licensed entertainment properties.

Co-publishing and Distribution Arrangement with SEGA

Effective May 2004, we entered into a three-year agreement with SEGA Corporation, whereby we co-publish and exclusively distribute SEGA’s sports titles. Under our current arrangement, we are entitled to receive all of the revenue and profit, if any, from the sale of the sports titles developed by Visual Concepts and Kush, and we are obligated to pay for development and marketing costs of the sports titles. The agreement may be terminated by us under certain circumstances, including as a result of SEGA’s failure to obtain licenses from the major sports leagues and players associations.

Pursuant to an option agreement with SEGA, we have the right to purchase all of the outstanding capital stock of Visual Concepts and Kush. The option is exercisable until the earlier of (1) March 31, 2006 or (2) the termination of our distribution agreement with SEGA. We are currently negotiating the option price, and we are continuing to evaluate potential opportunities in the market for sports titles.

Software Content and Licensing

We have established a portfolio of successful proprietary software content. We own all of the intellectual property rights associated with the following brands: Grand Theft Auto; Max Payne; Midnight Club; Manhunt; Red Dead Revolver; Smuggler’s Run; Oni; Myth; Spec Ops; Railroad Tycoon; Tropico; Army Men; and School Tycoon. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential.

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

Back to Index

We also actively seek to acquire licenses for well-recognized properties. We acquired the exclusive worldwide rights to create video games based on the theatrical motion picture entitled “The Warriors.” During fiscal 2004, we acquired exclusive rights to certain properties owned by the Cartoon Network, as well as exclusive rights to, among other things, certain properties associated with Charlie and The Chocolate Factory. We expect to continue to actively pursue selective acquisitions of property rights that we believe will enhance our prospects.

Software Development

We develop most of our frontline software titles for our Rockstar label through our internal development studios: Rockstar San Diego, the developer of Midnight Club and Smuggler’s Run; Rockstar North, the developer of the Grand Theft Auto and Manhunt series; Rockstar Toronto, the developer of the PlayStation 2 versions of Max Payne and Max Payne 2: The Fall of Max Payne; Rockstar Vancouver; and Rockstar Vienna, the developer of the Xbox versions of Max Payne and Max Payne 2: The Fall of Max Payne.

In March 2004, we acquired Mobius (Rockstar Leeds), a UK-based studio that specializes in developing titles for handheld platforms such as Sony’s PSP. It is currently anticipated that Rockstar Leeds will develop Rockstar titles for the PSP based on two of Rockstar’s premier brands.

We also develop products for the PC through our internal development studios: PopTop Software, the developer of the Railroad Tycoon series and Tropico 2; Frog City, the developer of Tropico: Pirate Cove; and Cat Daddy Games.

We recently acquired Venom, a UK-based studio and the developer of the successful boxing game Rocky. We also recently acquired Indie, best known for developing Top Spin, the award-winning tennis game, Amped and Amped 2, snowboarding games, and Links, a golf game.

As of October 31, 2004, our internal development studios and product development department had 755 employees with the technical capabilities to develop and localize (translate into foreign languages and make other changes appropriate to the territory) software titles for all major hardware platforms and the PC in all major territories.

For fiscal 2004, 2003 and 2002, research and development expenses relating to our software titles were $43.3 million, $25.1 million and $11.5 million, respectively. Additionally, for these years, we capitalized software development costs of $26.0 million, $15.9 million and $9.6 million, respectively.

Certain of our titles are developed by third parties. Agreements with developers generally give us exclusive publishing and marketing rights and require us to make advance royalty payments, pay royalties based on product sales and satisfy other conditions. Royalty advances for software titles are recoupable against royalties otherwise due to developers.

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

The development cycle for new console, handheld and PC titles ranges from twelve to twenty-four months. After initial development of a product, it may take between nine to twelve months to develop the product for other hardware platforms. The cost to develop a frontline product generally ranges from $3 million to $10 million. We expect that development costs will increase for next-generation platforms.

Back to Index

Arrangements with Platform Manufacturers

We have entered into license agreements with Sony, Microsoft and Nintendo to develop and publish software in North America and Europe for the PlayStation, PlayStation 2, PSP, Xbox, Game Boy Advance and GameCube. We are not required to obtain any licenses to develop titles for the PC.

Sony. We entered into a Licensed Publisher Agreement with Sony Computer Entertainment America, Inc. in May 2000. Under the agreement, Sony granted us the right and license to develop, market, publish and distribute software titles for the PlayStation 2 in North America. The agreement requires us to submit products to Sony for its approval. The agreement provides for Sony to be the exclusive manufacturer of our products for the PlayStation 2 and for us to pay royalties to Sony based on the number of units manufactured.

The agreement with Sony is automatically renewable for successive one-year terms, unless terminated by Sony in the event of a breach by us or our bankruptcy or insolvency. Sony may also terminate the agreement on a title-by-title basis. Upon expiration or termination of this agreement, we have certain rights to sell off existing inventories. We also entered into a similar agreement with Sony for PlayStation 2 covering European territories and Australia.

In September 2004, we entered into a three-year agreement with Sony pursuant to which Sony granted us the right and license to develop, market, publish and distribute software titles for the PSP in North America. We entered into a four-year Licensed Publisher Agreement with Sony in April 2004 under which Sony granted us the right and license to develop, market, publish and distribute software titles for the PlayStation in North America. We also entered into a similar agreement with Sony for PlayStation covering European territories and Australia.

Microsoft. We entered into a Publisher License Agreement with Microsoft in December 2000. Under the agreement, Microsoft granted us the right and license to develop, market, publish and distribute software titles for Microsoft’s Xbox in territories to be determined on a title-by-title basis. The agreement requires us to submit products to Microsoft for its approval and for us to make royalty payments to Microsoft based on the number of units manufactured. Products for the Xbox must be manufactured by pre-approved manufacturers. The agreement may be terminated by either party in the event of a material breach and expires in March 2005. Microsoft also has the right to terminate on a title-by-title basis. Upon expiration or termination of the agreement, we have certain rights to sell off existing inventories.

Nintendo. We entered into a Confidential License Agreement with Nintendo that expires in December 2007. Under the agreement, Nintendo granted us the right and license to develop, market, publish and distribute software for Nintendo’s GameCube in the western hemisphere. The agreement requires us to submit products to Nintendo for its approval. The agreement also provides for Nintendo to be the exclusive manufacturer of our products and for us to make royalty payments to Nintendo based on the number of units manufactured. The agreement may be terminated by either party in the event of a breach and may be terminated by Nintendo in the event of our bankruptcy. Upon termination of all of our agreements with Nintendo, we have certain rights to sell off existing inventories. We also entered into a similar three-year agreement with Nintendo for GameCube covering European territories.

We also entered into an agreement with Nintendo that expires in July 2007, granting us the right and license to develop software for Nintendo’s Game Boy Advance in the western hemisphere. We entered into a similar agreement with Nintendo for European territories.

Sales and Marketing

We sell software titles to retail outlets in North America and Europe through direct relationships with large retail customers and third-party distributors. Our customers in North America include Best Buy, Blockbuster, Circuit City, Electronics Boutique, GameStop, Target, Toys “R” Us, Wal-Mart and other leading mass merchandisers; video, electronic and toy stores; national and regional drug stores; supermarket and discount store chains; and specialty retailers. Our European customers include Carrefour, Dixons, Game Group (formerly Electronics Boutique), Karstadt, and Media Saturn. We have sales and marketing operations in Australia, Austria, Canada, France, Germany, Holland, Italy, New Zealand, Spain and the United Kingdom.

Back to Index

For fiscal 2004, sales to our five largest customers accounted for approximately 38.9% of our revenues, with Wal-Mart accounting for 10.4% of our revenues. No other customer accounted for more than 10% of our revenues for this year.

Our marketing and promotional efforts are intended to maximize exposure and broaden distribution of our titles, promote brand name recognition, assist retailers and properly position, package and merchandise our titles. We market titles by implementing public relations campaigns, using print and on-line advertising, television, radio spots and outdoor advertising. For fiscal 2004, we incurred selling and marketing costs of $117.6 million. We label and market our products in strict accordance with Entertainment Software Rating Board (ESRB) principles and guidelines.

Our Rockstar Games subsidiary actively pursues relationships with participants in the music and entertainment industries. We believe that the shared demographics between various media and some of the software titles marketed by Rockstar Games provide excellent cross-promotional opportunities. We have been working with popular recording artists to create sophisticated game soundtracks, have entered into agreements to license high-profile names and likenesses, and have arrangements for co-branding opportunities. Rockstar, in collaboration with Interscope Records, an affiliate of Universal Music Group, also released an eight-CD box set soundtrack to Grand Theft Auto: San Andreas with more than 80 tracks, including in-game radio stations featuring a mix of rap, rock, country and R&B.

To date, Max Payne, Midnight Club, Midnight Club 2, Conflict: Desert Storm, Smuggler’s Run, Grand Theft Auto 3, Grand Theft Auto: Vice City, Manhunt and State of Emergency have been designated Sony’s Greatest Hits Program titles. Max Payne, Midnight Club 2, and Conflict: Desert Storm have been designated Microsoft’s Platinum Hits Program titles. To qualify for these programs under our agreements with hardware manufacturers, our products had to satisfy certain shelf life and sales requirements. In connection with these programs, we receive manufacturing discounts from Sony and Microsoft. Nintendo has also established a Player’s Choice Program for the Nintendo GameCube.

We seek to stimulate continued sales and maximize profit potential by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price concessions may occur at any time in a product’s life cycle, but typically occur six to nine months after a product’s initial launch. A significant amount of our price concessions to retailers relates to products designated as a Greatest or Platinum Hits Program title offered by Sony and Microsoft. Price concessions related to these Programs in fiscal 2004 and 2003 amounted to $5.5 million and $33.4 million, respectively. In certain international markets, we provide volume rebates to stimulate continued product sales.

We also employ various other marketing methods designed to promote consumer awareness, including in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, as well as attendance at trade shows. We employ separate sales forces for our publishing and distribution operations. As of October 31, 2004, we had a sales and marketing staff of 237 persons.

Distribution

We distribute our own titles as well as third-party software, hardware and accessories in North America through our Jack of All Games subsidiary. We distribute three major categories of third-party console and handheld products, consisting principally of newly released and popular software titles, budget and catalog software titles, and hardware.

We procure products from suppliers principally using standard purchase orders based on our assessment of market demand, as well as pre-orders from retailers. We periodically enter into agreements with our suppliers that provide exclusive distribution rights to certain products. We carry inventory quantities that we believe are necessary to provide rapid response time to retailer orders. We utilize electronic data interchange with many of our retailers to enhance the efficiency of placing and shipping orders and receiving payments.

Our Jack of All Games subsidiary maintains warehouse facilities and sales offices in Ohio and Toronto, Canada. Products arrive at our warehouses to be picked, packed and shipped to customers. We generally ship products by common carrier. Because we generally ship products within seven days of receipt of orders, backlog is not material to our business.

Jack of All Games continues to capitalize on the growing installed base of hardware and the proliferation of software titles and outlets to purchase software. It has established a strong presence in the budget segment of the business due to its expanding portfolio of value-priced products and its expertise in selling these titles. Jack of All Games continues to leverage this strategy by serving as the exclusive distributor of our value-priced published products.

Back to Index

Manufacturing

Sony and Nintendo are the sole manufacturers of software products sold for use on their respective hardware platforms. We begin the manufacturing process for our published titles by placing a purchase order for the manufacture of our products with Sony or Nintendo and utilizing our line of credit with the manufacturer. We then send software code and a prototype of the product to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs for approval, defect testing and manufacture. Games manufactured by Sony and Nintendo are generally shipped within two weeks of receipt of our manufacturing order. The same procedure applies to games for the Xbox, although Xbox games must be manufactured by pre-approved manufacturers.

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

We also compete with domestic companies such as Electronic Arts, Activision, THQ, Midway Games and Atari and international companies such as SEGA, Vivendi, Ubi Soft, Eidos, Capcom, Konami and Namco. In addition, we believe that large software companies and media companies are increasing their focus on the interactive entertainment software market. Certain of our competitors are developing online interactive games and interactive networks that may compete with our products for consumer dollars. Some of our competitors have greater financial, technical, personnel and other resources than we do, and are able to carry larger inventories and make higher offers to licensors and developers for commercially desirable properties than we can. Competition in the entertainment software industry is based on product quality and features; brand name recognition; access to distribution channels; effectiveness of marketing; and price.

Retailers have limited shelf space and promotional resources, and competition is intense among an increasing number of newly introduced entertainment software titles and hardware for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures to maintain current levels of sales of our titles. Competitors with more extensive lines and popular titles may have greater bargaining power with retailers. Accordingly, we may not be able to achieve the levels of support and shelf space that such competitors receive. Similarly, as competition for popular properties increases, our cost of acquiring licenses for such properties is likely to increase, possibly resulting in reduced margins. Prolonged price competition, increased licensing costs or reduced operating margins would cause our profits to decrease significantly.

Back to Index

Competition for our titles is influenced by the timing of competitive product releases and the similarity of such products to our titles and may result in loss of shelf space or a reduction in sell-through of our titles at retail stores. Our titles also compete with other forms of entertainment such as motion pictures, television and audio and video products featuring similar themes, online computer programs and other forms of entertainment which may be less expensive or provide other advantages to consumers.

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

Intellectual Property

We develop proprietary software titles and have obtained the rights to publish and distribute software titles developed by third parties. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Although we generally do not hold any patents, we obtain trademark and copyright registrations for our products.

Interactive entertainment software is susceptible to piracy and unauthorized copying. Unauthorized third parties may be able to copy or to reverse engineer our titles to obtain and use programming or production techniques that we regard as proprietary. Well organized piracy operations have proliferated in recent years as a result of the ability to download pirated copies of our software over the Internet. Although we attempt to incorporate protective measures into our software, piracy of our products could negatively impact our future profitability. In addition, our competitors could independently develop technologies substantially equivalent or superior to our technologies.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our revenues. For fiscal 2004 and 2003, sales in international markets accounted for approximately 27.5% and 27.9%, respectively, of our revenues. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. See Note 19 to Consolidated Financial Statements.

Employees

As of October 31, 2004, we had 1,435 full-time employees. None of our employees is subject to a collective bargaining agreement. We consider our relations with employees to be good.

Item 2.	Properties

Our principal executive offices are located at 622 Broadway, New York, New York in approximately 50,000 square feet of space under a ten-year lease, which provides for annual rent of approximately $1,488,000. We also sublease an additional 15,000 square feet at this location for an annual rent of approximately $368,000.

Take-Two Interactive Software Europe leases 12,500 square feet of office space in Windsor, United Kingdom. The lease provides for a current annual rent of approximately $634,000 plus taxes and utilities, and expires in 2011. Rockstar North currently leases 14,600 square feet of office space in Edinburgh, Scotland, at an annual rent of approximately $993,000, which expires in 2014.

Back to Index

Jack of All Games leases approximately 206,000 square feet of office and warehouse space in Cincinnati, Ohio. Jack of All Games pays $1,100,000 per annum, plus taxes and insurance, under the lease, which expires in May 2006. Effective September 2004, Jack of All Games entered into a ten-year lease for 400,000 square feet of new office and state-of-the-art warehouse space. Jack of All Games pays approximately $1,000,000 per annum under the lease, plus taxes and insurance. Jack of All Games is entitled to a rent reduction in connection with its former warehouse space and will seek to sublease this space in April 2005. The transition to the new facility is planned to be completed by the end of May 2005.

In addition, our other subsidiaries lease office space in Sydney, Australia; Vienna, Austria; Ontario, Toronto and Vancouver, Canada; Paris, France; Munich, Germany; Breda, Holland; Madrid, Spain; Geneva, Switzerland; Milan, Italy; Auckland, New Zealand; London, Lincoln and Leighton Buzzard, Newcastle-upon-Tyne, UK; and in San Diego, San Francisco and Los Angeles, California; Baltimore, Maryland; Fenton, Missouri; Austin, Texas; Salt Lake City, Utah; and Bellevue, Washington; for an aggregate annual rent of approximately $3,657,000.

Item 3.	Legal Proceedings

In November 2004, we submitted an offer of settlement of the previously announced investigation by the Enforcement Division of the Securities and Exchange Commission to the Staff of the Commission. The Staff has agreed to recommend the offer of settlement to the Commission. If approved by the Commission, the proposed settlement, under which we would neither admit nor deny the allegations of a Complaint, would fully resolve all claims relating to the investigation that commenced in December 2001. Pursuant to the offer of settlement, we would pay a civil penalty of $7.5 million, which has been accrued in the accompanying financial statements, and would be enjoined from future violations of the federal securities laws.

We are also involved in routine litigation in the ordinary course of our business, which in management’s opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Back to Index

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matterss

Market Information. Our common stock has traded since September 23, 1998 on the NASDAQ National Market under the symbol “TTWO.” From April 14, 1997 to September 22, 1998, our common stock traded on the NASDAQ SmallCap Market. The following table sets forth, for the periods indicated, the range of the high and low sale prices for the common stock as reported by NASDAQ.

Year Ended October 31, 2003
	High	Low

First Quarter	$31.48	$19.83
Second Quarter	24.19	18.30
Third Quarter	31.40	21.66
Fourth Quarter	41.67	24.35

Year Ended October 31, 2004

First Quarter	40.91	27.42
Second Quarter	37.50	26.90
Third Quarter	31.93	27.40
Fourth Quarter	35.55	30.40

Year Ending October 31, 2005

First Quarter (through December 10, 2004)	36.64	31.80

The last reported sale price for our common stock on December 10, 2004 was $33.71. The number of record holders of our common stock was approximately 122 as of December 10, 2004. We believe that there are in excess of 1,000 beneficial owners of our common stock.

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

Changes in Securities. During the three months ended October 31, 2004, we issued an aggregate of 34,446 shares of restricted stock to nine employees under our Incentive Stock Plan. In connection with the above securities issuances, we relied on Section 4(2) promulgated under the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans. The table setting forth this information is included in Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management.

Back to Index

Item 6.	Selected Financial Data

Our consolidated financial information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements (including the notes thereto) contained elsewhere in this report.

(In thousands, except per share data)
	Years Ended October 31,

	2004	2003	2002	2001(1)(2)	2000(2)

Statement of Operations Data:
Net sales	$1,127,751	$1,033,693	$794,676	$451,396	$358,918
Income from operations	102,134	163,011	122,705	28,377	30,250
Income (loss) before cumulative effect of change in accounting principle	65,378	98,118	71,563	(1,674)	4,555
Net income (loss)	$65,378	$98,118	$71,563	$(6,918)	$4,555
Net income (loss) per share
Basic	$1.46	$2.34	$1.88	$(0.20)	$0.17
Diluted	$1.43	$2.27	$1.81	$(0.20)	$0.16

	As of October 31,

	2004	2003	2002	2001	2000

Balance Sheet Data:
Cash and cash equivalents	$155,095	$183,477	$108,369	$6,056	$5,245
Working capital	395,131	347,922	196,555	91,794	65,663
Total assets	950,513	707,298	491,440	354,305	326,173
Total debt	—	—	—	54,073	96,873
Total liabilities	315,043	173,806	135,896	135,140	158,538
Stockholders’ equity	635,470	533,492	355,544	219,165	167,634

(1)	Includes approximately $23.8 million of net sales, $8.7 million of income from operations and $5.2 million of income included in loss before cumulative effect of change in accounting principle, representing the effect of the adoption of Staff Accounting Bulletin 101 “Revenue Recognition” (SAB 101) in the first quarter of fiscal 2001. There was no impact on net loss.

As required by Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections”, the $1,948 net loss on extinguishment of debt for the year ended October 31, 2001 previously classified as an extraordinary item has been reclassified as follows: $3,165 of loss on extinguishment to non-operating expenses (included within loss before cumulative effect of change in accounting principle) and $1,217 of tax benefit to benefit for income taxes in the above table.

(2)	Fiscal 2001 and 2000 includes amortization of goodwill of $4,116 and $2,123 prior to our adoption of SFAS 142, “Goodwill and Intangible Assets” in 2002.

Back to Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share amounts)

Overview

We are a leading global publisher of interactive software games designed for personal computers, and video game consoles and handheld platforms manufactured by Sony, Microsoft and Nintendo. We also distribute our products as well as third-party software, hardware and accessories to retail outlets in North America through our Jack of All Games subsidiary, and we have sales, marketing and publishing operations in Australia, Austria, Canada, France, Germany, Holland, Italy, New Zealand, Spain and the United Kingdom.

Our principal sources of revenue are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software titles or software titles developed by third parties. Operating margins in our publishing business are dependent upon our ability to continually release new, commercially successful products. We develop most of our frontline products internally, and we own major intellectual properties, which we believe permits us to maximize profitability. Operating margins for titles based on licensed properties are affected by our costs to acquire licenses.

Our distribution revenues are derived from the sale of third-party software titles, accessories and hardware. Operating margins in our distribution business are dependent on the mix of software and hardware sales, with software generating higher margins than hardware. Publishing activities generate significantly higher margins than distribution activities, with sales of PC software titles resulting in higher margins than sales of products designed for video game consoles and handheld platforms.

Through our Rockstar Games subsidiary, we have pursued a growth strategy by capitalizing on the widespread market acceptance of video game consoles, as well as the growing popularity of innovative action games that appeal to mature audiences. We have established a portfolio of successful proprietary software content for the major hardware platforms. We expect to continue to be the leader in the mature, action product category by leveraging our existing franchises and developing new brands. We currently anticipate that the release of Grand Theft Auto: San Andreas for the Xbox and PC, Midnight Club 3: DUB Edition for the PlayStation 2 and Xbox and The Warriors for the PlayStation 2 will generate significant cash flow from our publishing business in fiscal 2005.

We are also seeking to diversify our product offerings through our Globalstar subsidiary by capitalizing on significant growth opportunities in the market for sports and other licensed action and strategy titles. We recently made strategic acquisitions of sports development studios, and we have the right to acquire Visual Concepts and Kush.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties, capitalized software development costs and intangibles, inventories, realization of deferred income taxes and the adequacy of allowances for returns, price concessions and doubtful accounts. Actual amounts could differ significantly from these estimates.

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

Back to Index

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

We make estimates of future product returns and price concessions related to current period product revenue. We estimate the amount of future returns and price concessions for published titles based upon, among other factors, historical experience, customer inventory levels, analysis of sell-through rates, market conditions and changes in demand and acceptance of our products by consumers.

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

Prepaid Royalties

Our agreements with licensors and developers generally provide us with exclusive publishing rights and require us to make advance royalty payments that are recouped against royalties due to the licensor or developer based on contractual amounts on product sales, adjusted for certain costs. Prepaid royalties are amortized as cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. At each balance sheet date, we evaluate the recoverability of prepaid royalties and charge to cost of sales the amount that management determines is probable that will not be recouped at the contractual royalty rate based on current and future sales in the period in which such determination is made or if we determine that we will cancel a development project. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year. See Note 4 to Consolidated Financial Statements.

Capitalized Software Development Costs

We capitalize internal software development costs, as well as film production and other content costs subsequent to establishing technological feasibility of a title. Capitalized software development costs represent the costs associated with the internal development of our publishing products. Amortization of such costs as a component of cost of sales is recorded on a title by title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, we evaluate the recoverability of capitalized software costs based on undiscounted future cash flows and will charge to cost of sales any amounts that are deemed unrecoverable or for projects that we will abandon. See Note 7 to Consolidated Financial Statements.

Back to Index

Income Taxes

Income tax assets and liabilities are determined by taxable jurisdiction. We do not provide taxes on undistributed earnings of our international subsidiaries. The total amount of undistributed earnings of foreign subsidiaries was approximately $89,700 for fiscal 2004. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends to us. The realization of deferred tax assets depends on whether we generate future taxable income of the appropriate type. In addition, we may adopt tax planning strategies to realize these assets. If future taxable income does not materialize or tax planning strategies are not effective, we may be required to record a valuation allowance.

Recently Adopted Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The adoption of this standard, effective August 1, 2005, is expected to have a material impact on our consolidated financial statements.

In December 2003, The Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46 “Consolidation of Variable Interest Entities” with certain clarifications and modifications. Revised Interpretation No. 46(R) provides guidance on the identification of variable interest entities, entities for which control is achieved through means other than through voting rights, and how to determine whether a variable interest holder should consolidate the variable interest entities. This Interpretation shall be applied to all entities subject to this Interpretation no later than the first reporting period that ends after March 15, 2004. The adoption of the revised Interpretation did not have a material impact on the consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“FAQ”) issued with SAB No. 101. The adoption of SAB No. 104 in the first quarter of fiscal 2004 did not have a material impact on our consolidated financial statements.

Back to Index

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations, and sets forth sales by territory, sales mix and platform:

	Years Ended October 31,

	2004	2003	2002
Operating Data:

Net sales	100.0%	100.0%	100.0%
Cost of sales
Product costs	55.0	52.0	51.8
Royalties	10.1	8.6	10.1
Software development costs	1.4	1.1	1.0
Total cost of sales	66.5	61.7	62.9
Selling and marketing	10.4	10.0	9.8
General and administrative	8.7	8.5	9.0
Research and development	3.8	2.4	1.5
Depreciation and amortization	1.5	1.6	1.4
Interest (income) expense, net	(0.2)	(0.2)	0.1
Other non-operating expense	0.7	––	0.10
Provision for income taxes	2.8	6.5	6.2
Net Income	5.8	9.5	9.0

Sales by Territory:

North America	72.5%	72.1%	80.0%
International	27.5	27.9	20.0

Sales Mix:

Publishing	68.1%	65.0%	71.5%
Distribution	31.9	35.0	28.5

Platform (publishing):

Console	93.1%	81.2%	83.9%
PC	2.7	17.2	14.3
Accessories and Handheld	4.2	1.6	1.8

Back to Index

Our best-selling titles for fiscal 2004, 2003 and 2002 as a percentage of sales are as follows:

Top 10 Titles – 2004	Platform	Release Date	% of Sales

Grand Theft Auto: San Andreas	PS2	October 2004	20.9
Grand Theft Auto Double Pack	Xbox	November 2003	5.7
Grand Theft Auto: Vice City	PS2	October 2002	3.6
Max Payne 2: The Fall of Max Payne	PS2	December 2003	3.2
Manhunt	PS2	November 2003	2.9
Red Dead Revolver	PS2	April 2004	2.4
Mafia	PS2	January 2004	2.0
ESPN NFL 2K5	PS2	July 2004	2.0
Max Payne 2: The Fall of Max Payne	Xbox	November 2003	1.9
Grand Theft Auto Double Pack	PS2	October 2003	1.7

Top 10 Titles – 2003
Grand Theft Auto: Vice City	PS2	October 2002	33.6
Midnight Club 2	PS2	April 2003	4.1
Grand Theft Auto: Vice City	PC	May 2003	2.6
Grand Theft Auto 3	PS2	October 2001	2.4
Max Payne 2: The Fall of Max Payne	PC	October 2003	2.1
Grand Theft Auto Double Pack	PS2	October 2003	1.9
Midnight Club 2	Xbox	June 2003	1.2
Conflict: Desert Storm	PS2	September 2002	0.9
Max Payne	PS2	December 2001	0.9
Vietcong	PC	March 2003	0.9

Top 10 Titles – 2002
Grand Theft Auto 3	PS2	October 2001	29.8
Grand Theft Auto: Vice City	PS2	October 2002	7.5
Max Payne	PS2	December 2001	6.6
State of Emergency	PS2	February 2002	4.4
Grand Theft Auto 3	PC	May 2002	3.1
Max Payne	Xbox	December 2001	3.0
Mafia	PC	August 2002	1.9
Stronghold	PC	October 2001	1.1
Midnight Club	PS2	October 2000	1.1
Stronghold Crusader	PC	September 2002	1.0

Back to Index

Business Acquisitions

During the three years ended October 31, 2004, we consummated the acquisitions described below, which largely reflects our efforts to continue to add seasoned development studios, intellectual properties and talented personnel resources to our existing internal product development infrastructure. To the extent that the purchase price allocation for these acquisitions is preliminary, we do not expect that the final purchase price allocation will be materially different. With the exception of the acquisition of TDK, the proforma impact of these acquisitions on fiscal 2004 and 2003 was not material.

Indie. In October 2004, we acquired certain assets from Microsoft, including Indie, the developer of the successful Top Spin (tennis), Amped and Amped 2 (snowboarding) and Links (golf) sports games, and the intellectual property rights associated with these products. The purchase price for these assets was $18,500 paid in cash at closing. In connection with the acquisition, we recorded $5,828 in identifiable intangible assets, $11,593 of goodwill, $280 of fixed assets and $829 of accounts receivable, on a preliminary basis.

Venom. In September 2004, we acquired all the outstanding capital stock of Venom, a UK-based developer of the boxing games Rocky and Rocky Legends. The purchase price was $1,295 paid in cash at closing. In connection with the acquisition, we recorded identifiable intangibles of $750 and goodwill of $626 on a preliminary basis.

Mobius (Rockstar Leeds). In March 2004, we acquired all the outstanding capital stock of Mobius, a UK-based developer of titles for handheld platforms, including Sony’s PSP platform. The purchase price was approximately $4,549, of which $3,627 was paid in cash at closing and approximately $922 is due March 2005. In connection with the acquisition, we recorded identifiable intangibles of $96 (non-competition agreements) and goodwill of $4,681. We also agreed to make additional contingent payments of approximately $2,000 based on delivery of products, which will be recorded as additional purchase price when the conditions requiring their payment are met.

TDK. In December 2003, we acquired all of the outstanding capital stock and assumed certain liabilities of TDK Mediactive, Inc. (“TDK”). The purchase price consisted of $16,827 in cash (which is net of $8,051 previously due to TDK under a distribution agreement) and the issuance of 163,641 shares of restricted stock valued at $5,160. In connection with the acquisition, we recorded identifiable intangibles of $7,690, goodwill of $17,079 and net liabilities of $10,833. The proforma impact of this acquisition on the financial statements in fiscal 2004 was not material as the acquisition was made near the beginning of the year. The proforma impact on fiscal 2003 reduced net income by $17,715 to $80,403.

Frog City and Cat Daddy. During fiscal 2003, we acquired the assets of Frog City, Inc. (“Frog City”), the developer of Tropico 2: Pirate Cove, and all of the outstanding membership interests of Cat Daddy Games LLC (“Cat Daddy”), another development studio. The total purchase price for both studios consisted of $757 in cash and $319 of prepaid royalties previously advanced to Frog City. We also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy, based on a percentage of Cat Daddy’s profits for the first three years after acquisition, which will be recorded as compensation expense if the targets are met. In connection with the acquisitions, we recorded goodwill of $1,267 and net liabilities of $191.

Angel (Rockstar San Diego). In November 2002, we acquired all of the outstanding capital stock of Angel Studios, Inc. (“Angel”), the developer of Midnight Club and Smuggler’s Run. The purchase price consisted of 235,679 shares of restricted stock (valued at $6,557), $28,512 in cash and $5,931 (net of $801 of royalties payable to Angel) of prepaid royalties previously advanced to Angel. In connection with the acquisition, we recorded identifiable intangibles of $4,720 (comprised of intellectual property of $2,810, technology of $1,600 and non-competition agreements of $310), goodwill of $37,425 and net liabilities of $1,145.

Barking Dog (Rockstar Vancouver). In August 2002, we acquired all of the outstanding capital stock of Barking Dog Studios Ltd. (“Barking Dog”), a Canadian-based development studio. The purchase price consisted of 242,450 shares of restricted common stock (valued at $3,801), $3,000 in cash, $825 of prepaid royalties previously advanced to Barking Dog and assumed net liabilities of $70. In connection with the acquisition, we recorded identifiable intangibles of $1,800, comprised of non-competition agreements of $1,600 and intellectual property of $200, and goodwill of $6,772.

Back to Index

The acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations and financial position of the acquired businesses are included in our Consolidated Financial Statements from the respective dates of acquisition.

In addition, our agreement with Destineer Publishing Corp. (“Destineer”), a publisher of PC games, requires us to consolidate Destineer’s operating results under FIN 46 (R). See Note 3 to Consolidated Financial Statements.

Back to Index

Years Ended October 31, 2004 and 2003

Net Sales

	Years ended October 31,

	2004	%	2003	%	Increase (Decrease)	% Incr (Decr)

Publishing	$768,482	68.1	$671,892	65.0	$96,590	14.4
Distribution	359,269	31.9	361,801	35.0	(2,532)	(0.7)

Total net sales	$1,127,751	100.0	$1,033,693	100.0	$94,058	9.1

Net Sales. The increase in net sales was attributable to growth in our publishing business.

The increase in publishing revenues was primarily attributable to sales of Grand Theft Auto: San Andreas for the PlayStation 2, which was released in October 2004. Sales of sports titles for the PlayStation 2 and Xbox also contributed to the increase in publishing revenues. We expect continued growth in our publishing business for fiscal 2005. Publishing revenues in fiscal 2004 and 2003 include licensing revenues of $20,104 and $25,002, respectively.

Products designed for video game console platforms accounted for 93.1% of fiscal 2004 publishing revenues as compared to 81.2% for fiscal 2003. Products designed for PC platforms accounted for 2.7% of fiscal 2004 publishing revenues as compared to 17.2% for fiscal 2003. We anticipate that our platform mix will remain heavily weighted towards console platforms, but may fluctuate from period to period.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. The decrease in distribution revenues was attributable to lower PlayStation 2 console hardware sales due to reduced availability in the market. The lack of PlayStation 2 hardware also resulted in fewer customer orders for PlayStation 2 software. In addition, we experienced lower sales of value-priced product for the PlayStation, which is nearing the end of its hardware lifecycle. These decreases were partially offset by growth in value and frontline software. We expect that distribution operations will grow at a rate consistent with industry trends.

International operations accounted for approximately $310,379 or 27.5% of net sales for fiscal 2004 compared to $288,753, or 27.9% of net sales for fiscal 2003. The increase in absolute dollars was primarily attributable to sales of Grand Theft Auto: San Andreas for the PlayStation 2. We expect international sales to continue to account for a significant portion of our revenues. Higher foreign exchange rates benefited net sales by approximately $35,826.

Cost of Sales

	Years ended October 31,

	2004	% of Sales	2003	% of Sales	Increase	% Incr

Product costs	$619,685	55.0	$537,257	52.0	$82,428	15.3
Royalties	114,073	10.1	89,294	8.6	24,779	27.8
Software development costs	15,922	1.4	11,003	1.1	4,919	44.7

Total cost of sales	$749,680	66.5	$637,554	61.7	$112,126	17.6

Product Costs. The increase in product costs was primarily attributable to higher costs associated with products designed for console platforms. Product costs increased as a percentage of sales due to a change in the mix of our publishing business, which reflected a smaller percentage of higher margin PC business compared to the prior year. In addition, we also introduced sports titles at a value price point which resulted in a relatively low margin. Product costs for fiscal 2003 included a charge of $7,892 relating to the impairment of intangibles related to certain products in development.

Royalties. The increase in royalties was primarily due to third-party royalties associated with sports titles and increased expenses related to a royalty program based on product sales for certain of our internal development personnel.

Back to Index

Software Development Costs. Software development costs increased due to the release of a greater number of internally developed titles during fiscal 2004 resulting in higher amortization of capitalized costs. Fiscal 2004 also includes a write off of $3,020 for a project that was abandoned during the year.

In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product, sales mix and distribution channels.

Operating Expenses

	Years ended October 31,

	2004	% of Sales	2003	% of Sales	Increase (Decrease)	% Incr (Decr)

Selling and marketing	$117,606	10.4	$103,015	10.0	$14,591	14.2
General and administrative	98,226	8.7	88,083	8.5	10,143	11.5
Research and development	43,259	3.8	25,107	2.4	18,152	72.3
Depreciation and amortization	16,846	1.5	16,923	1.6	(77)	(0.5)

Total operating expenses	$275,937	24.4	$233,128	22.5	$42,809	18.4

Selling and marketing. The increase in selling and marketing expense was attributable to increased levels of advertising and promotional support for existing and new titles, specifically the ESPN sports titles, as well as higher personnel expenses, and is consistent with the growth of our business.

General and administrative. The increase in general and administrative expense was principally attributable to higher professional fees and rent, partly offset by the absence of a fiscal 2003 charge of $7,028 associated with the consolidation of our distribution operations. Higher professional fees were incurred in connection with legal and regulatory matters and were partly offset by the reimbursement of $922 of legal fees from insurance proceeds. The increase in rent expense included costs associated with relocating a European office and additional space in our corporate offices.

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

Depreciation and amortization. In fiscal 2003, we incurred a $4,407 charge related to the impairment of a customer list from a previous acquisition as a result of the consolidation of our distribution operations. Excluding this fiscal 2003 charge, there was an increase in depreciation and amortization in fiscal 2004 principally due to higher depreciation related to the build out of our corporate offices and the implementation of software systems.

Income from Operations. Income from operations decreased by $60,877 or 37.3%, to $102,134 for fiscal 2004 from $163,011 for fiscal 2003, due to the changes referred to above. Higher foreign exchange rates benefited income from operations by approximately $1,074.

Interest Income, net. Interest income decreased by $289, or 12.8% for fiscal 2004, and was attributable to interest earned on the invested cash.

Provision for Settlement. We recorded a provision of $7.5 million in connection with a proposed settlement of an SEC investigation. See Note 11 to Consolidated Financial Statements.

Provision for Income Taxes. Income tax expense was $31,232 for fiscal 2004 as compared to $67,197 for fiscal 2003. The decrease was primarily attributable to a lower effective tax rate and decreased taxable income in fiscal 2004. The effective tax rate was 32.3% for fiscal 2004, as compared to 40.6% for fiscal 2003. The fiscal 2004 tax provision included benefits from a change in the mix of earnings with a greater proportion of income from lower tax jurisdictions (5.5% decrease to the effective tax rate) and from the extraterritorial income benefit (ETI) (4.0% decrease to the effective tax rate) partially offset by the nondeductibility of the $7.5 million proposed SEC settlement (2.3% increase to the effective rate). The fiscal 2003 tax provision included the effect of a valuation allowance against capital loss and other carryforwards (6.31% increase to the effective tax rate) partially offset by ETI (5.5% decrease to the effective tax rate).

Back to Index

At October 31, 2004, we had capital loss carryforwards totaling approximately $20,000. The capital loss carryforwards will expire in the periods fiscal 2006 through fiscal 2008. Management does not expect to generate sufficient taxable income from capital transactions prior to the expiration of these benefits, and accordingly a valuation allowance was recorded in fiscal 2003 for this asset as it is more likely than not that the deferred tax asset related to these carryforwards will not be realized. At October 31, 2004, we had foreign net operating losses of approximately $11,000 expiring between 2005 and 2010, and state net operating losses of approximately $62,000 expiring between 2021 and 2023. If these losses are determined to not be utilizable prior to expiration, additional valuation allowances may need to be recorded in future periods.

Recently enacted legislation generally provides that the ETI benefit described above will be reduced by 20% in 2005 and 40% in 2006, and will be eliminated in its entirety in 2007, which may result in higher future effective tax rates. Although this legislation also provides for future phased-in deductions for qualifying domestic production activities, we are presently unable to determine whether we will be able to realize any benefit from this provision. In addition, the legislation makes available a one-time 85% tax reduction with respect to repatriated foreign earnings through 2005. We do not believe that this provision will provide a material benefit to us.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net Income. Net income decreased $32,740 or 33.4%, to $65,378 for fiscal 2004 from $98,118 for fiscal 2003, due to the changes referred to above.

Diluted Net Income per Share. Diluted net income per share decreased $0.84 or 37.0%, to $1.43 for fiscal 2004 from $2.27 for fiscal 2003.

Years Ended October 31, 2003 and 2002

Net Sales

	Years ended October 31,

	2003	%	2002	%	Increase (Decrease)	% Incr (Decr)

Publishing	$671,892	65.0	$568,492	71.5	$103,400	18.2
Distribution	361,801	35.0	226,184	28.5	135,617	60.0

Total net sales	$1,033,693	100.0	$794,676	100.0	$239,017	30.1

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

Products designed for video game console platforms accounted for 81.2% of publishing revenues for fiscal 2003 as compared to 83.9% for fiscal 2002. Products designed for PC platforms accounted for 17.2% of publishing revenues for fiscal 2003 as compared to 14.3% for fiscal 2002.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. The increase in distribution revenues was primarily attributable to our increasing market share for budget titles in North American retail channels.

Back to Index

International operations accounted for approximately $288,753, or 27.9% of net sales for fiscal 2003 compared to $159,245, or 20.0% of net sales for fiscal 2002. The increases were primarily attributable to expanded publishing operations in Europe, which benefited from the November 2002 release of Grand Theft Auto: Vice City for PlayStation 2, and strengthening of foreign currencies relative to the US dollar.

Cost of Sales

	Years ended October 31,

	2003	% of Sales	2002	% of Sales	Increase	% Incr

Product costs	$537,257	52.0	$411,518	51.8	$125,739	30.6
Royalties	89,294	8.6	80,442	10.1	8,852	11.0
Software development costs	11,003	1.1	8,124	1.0	2,879	35.4

Total cost of sales	$637,554	61.7	$500,084	62.9	$137,470	27.5

Product Costs. The increase in product costs was primarily attributable to higher costs associated with our expanded distribution operations. These costs were partly offset by lower product pricing from suppliers and lower manufacturing costs (principally attributable to volume purchase discounts and rebates) and lower cost PC titles. Product costs for fiscal 2003 included a charge of $7,892 relating to the impairment of intangibles related to certain products in development, including Duke Nukem Forever and its sequel. The impairment was based on continued product development delays and our assessment of current market acceptance and projected cash flows for these products. Product costs for fiscal 2002 included $3,064 of litigation settlement costs relating to a distribution agreement.

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

Operating Expenses

	Years ended October 31,

	2003	% of Sales	2002	% of Sales	Increase	% Incr

Selling and marketing	$103,015	10.0	$77,990	9.8	$25,025	32.1
General and administrative	88,083	8.5	71,544	9.0	16,539	23.1
Research and development	25,107	2.4	11,524	1.5	13,583	117.9
Depreciation and amortization	16,923	1.6	10,829	1.4	6,094	56.3

Total operating expenses	$233,128	22.6	$171,887	21.6	$61,241	35.6

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

Back to Index

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

Interest Income, net. Interest income of $2,265 for fiscal 2003 was attributable to interest earned on the invested cash. Interest expense of $480 for fiscal 2002 reflected borrowings from our credit facilities, which were repaid in early fiscal 2002.

Class Action Settlement Costs.During fiscal 2002, we recorded $1,468 of class action settlement costs, which represents a settlement of $7,500 and related legal fees, net of $6,145 of insurance proceeds.

Provision for Income Taxes. Income tax expense was $67,197 for fiscal 2003 as compared to $49,375 for fiscal 2002. The increase was primarily attributable to increased taxable income. The effective tax rate was 40.6% for fiscal 2003, as compared to an effective tax rate of 40.8% for fiscal 2002. The fiscal 2003 tax provision included the effect of a valuation allowance in the amount of $10,429 attributable to capital and other loss carryforwards. The effective income tax rate differs from the statutory rate primarily as a result of non-taxable foreign income, non-deductible expenses, valuation allowances for deferred tax assets and the mix of foreign and domestic taxes as applied to the income. This resulted in a lower effective tax rate in fiscal 2003, which was offset by a $10,429 valuation allowance primarily related to capital loss carryforwards.

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

Liquidity and Capital Resources

Our primary cash requirements are to fund the development and marketing of our products. We satisfy our working capital requirements primarily through cash flow from operations. At October 31, 2004, we had working capital of $395,131 as compared to working capital of $347,922 at October 31, 2003.

Back to Index

Our cash and cash equivalents decreased $28,382 during fiscal 2004 as follows:

	Years ended October 31,

	2004	2003	2002

Cash provided by operations	$20,458	$80,628	$144,998
Cash used in investing activities	(64,422)	(45,881)	(18,084)
Cash provided (used) by financing activities	16,315	44,562	(31,988)
Effect of foreign exchange rates on cash and cash equivalents	(733)	(4,201)	7,387

Net (decrease) increase in cash and cash equivalents	$(28,382)	$75,108	$102,313

Operating Activities: Cash provided by operations decreased by 75% or $60,170 to $20,458 reflecting an increase in working capital, primarily due to increased levels of accounts receivables and inventories, offset by higher net income adjusted for non-cash items.

Investing Activities: Over the last three years we have acquired several development studios and used cash as part of the purchase price. In fiscal 2004, we used $39,336 in cash to acquire Indie, TDK, Mobius and Venom compared to $27,973 and $3,788 in cash for acquisitions in fiscal 2003 and 2002. In 2004, we incurred capital expenditures associated with the build-out of our new corporate offices and the continued improvement of our software systems.

Financing Activities: We continue to generate cash from the exercise of stock options by employees. The amounts can vary significantly by year. Proceeds from exercise of stock options decreased by $28,182 in fiscal 2004 to $16,683. In fiscal 2002, we repaid all amounts outstanding, totaling $54,284, under our line of credit.

Significant Balance Sheet Changes: The increase of $128,571 in gross accounts receivable, before allowances, at October 31, 2004 is attributable primarily to sales from a major product release at the end of fiscal 2004.

Our allowances, which include doubtful accounts, returns, price concessions, rebates and other sales allowances, increased to $72,215 at October 31, 2004 from $62,817 at October 31, 2003 and decreased as a percentage of receivables to 20.2% at October 31, 2004 from 27.4% at October 31, 2003. The dollar increase in allowances is consistent with the volume of products launched at year end. The decrease in the allowance as a percentage of gross receivables was primarily the result of sales from a major product release on which lower allowances were required. We had accounts receivable days outstanding of 59 days for the three months ended October 31, 2004, as compared to 56 days for the three months ended October 31, 2003. Receivable days outstanding increased primarily as a result of the significant amount of sales of a major product release at year end. Our receivable days outstanding fluctuate from period to period depending on the timing of product releases.

Generally, we have been able to collect our receivables in the ordinary course of business. We do not hold any collateral to secure payment from customers and our receivables are generally not covered by insurance. As a result, we are subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due, it could adversely affect our liquidity and working capital position and we would be required to increase our provision for doubtful accounts.

Inventories of $154,345 at October 31, 2004 increased $52,597 from October 31, 2003, reflecting higher levels of distribution products. Accounts payable of $163,961 at October 31, 2004 increased $57,789 primarily due to the increase in inventory levels. Accrued expenses increased as a result of an increase in royalties payable under a royalty program based on product sales for certain of our internal development personnel and the provision for the offer of settlement with the SEC.

Back to Index

Loan Facilities: In December 1999, we entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on the Company’s consolidated leverage ratio (as defined). We are required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by our accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of our domestic subsidiaries. Available borrowings under the agreement are reduced by the amount of the outstanding standby letter of credit, which was $1,560 at October 31, 2004. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of October 31, 2004, we were in compliance with such covenants. The loan agreement limits or prohibits us from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. We had no outstanding borrowings under the revolving line of credit as of October 31, 2004 and 2003.

In February 2001, our United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002 and April 2004, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $24,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by us. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2005. We had no material outstanding guarantees and no borrowings under this facility as of October 31, 2004 and 2003.

Capital Expenditures: We expect to spend an additional $3.5 million in connection with the continued improvement of our software systems for our domestic and international operations. We also expect to make additional capital expenditures of $4.5 million for leasehold improvements and equipment in our new warehouse facilities in Cincinnati, Ohio. As of the date of this report, we have no other material commitments for capital expenditures.

Our Board of Directors authorized a stock repurchase program under which we may repurchase up to $25,000 of our common stock from time to time in the open market or in privately negotiated transactions. We have not repurchased any shares under this program.

We have incurred and may continue to incur significant legal, accounting and other professional fees and expenses in connection with regulatory and compliance matters.

Based on our currently proposed operating plans and assumptions, we believe that projected cash flow from operations and available cash resources will be sufficient to satisfy our cash requirements for the reasonably foreseeable future.

Contractual Obligations and Contingent Liabilities and Commitments

Our offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from December 2004 to September 2014. We also lease certain furniture, equipment and automobiles under non- cancelable leases expiring through March 2008. Our future minimum rental payments for the fiscal 2005 are $9,875 and aggregate minimum rental payments through applicable lease expirations are $61,848.

We have entered into distribution agreements under which we purchase various software games. These agreements, which expire between March 2005 and December 2005, require remaining aggregate minimum guaranteed payments of $7,487 at October 31, 2004. Additionally, assuming performance by third-party developers, we have outstanding commitments under various software development agreements to pay developers an aggregate of $82,342 during fiscal 2005.

In connection with the acquisition of Mobius in fiscal 2004, we agreed to make additional contingent payments of approximately $2,000 based on delivery of products. In fiscal 2003 we agreed to make payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s profits for the first three years after acquisition. The payables will be recorded when the conditions requiring their payment are met.

In connection with our acquisition of the publishing rights to the Duke Nukem franchise for PC and video games we are obligated to pay $6,000 contingent upon delivery of the final version of Duke Nukem Forever for the PC. In May 2003, we agreed to make payments of up to $6,000 in cash upon the achievement of certain sales targets for Max Payne 2. We do not expect that these sales targets will be achieved.

Back to Index

The following table summarizes our minimum contractual obligations (excluding obligations under employment agreements) and commercial commitments as of October 31, 2004:

		Payments due by periods ended October 31,

Contractual Obligations	Total	2005	2006 to 2007	2008 to 2009	2010 and Thereafter

Operating Lease Obligations	$61,848	$9,875	$15,952	$20,719	$15,302

Letters of Credit	1,560	1,560	––	––	––

Publishing Arrangements	123,706	82,342	41,364	––	––

Distribution Arrangements	7,487	6,149	1,338	––	––

Total	$194,601	$99,926	$58,654	$20,719	$15,302

Fluctuations in Operating Results and Seasonality

We have experienced fluctuations in quarterly operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the size and timing of acquisitions; the timing of orders from major customers; order cancellations; and delays in product shipment. Sales of our titles are also seasonal, with peak shipments typically occurring in the fourth calendar quarter (our fourth and first fiscal quarters) as a result of increased demand for titles during the holiday season. Quarterly comparisons of operating results are not necessarily indicative of future operating results.

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. For fiscal 2004 and 2003, sales in international markets accounted for approximately 27.5% and 27.9%, respectively, of our net sales. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Risk Factors

The market for our titles is characterized by short product life cycles.The market for our titles is characterized by short product life cycles and frequent introductions of new products. New products introduced by us may not achieve significant market acceptance or achieve sufficient sales to permit us to recover development, manufacturing and marketing costs. The life cycle of a game generally involves a relatively high level of sales during the first few months after introduction followed by a decline in sales, although sales of certain products may extend for significant periods of time, including through our election to participate in Sony’s Greatest Hits and Microsoft’s Platinum Hits programs. Because revenues associated with the initial shipments of a new product generally constitute a high percentage of the total revenues associated with the life of a product, any delay in the introduction of one or more new products could adversely affect our operating results for particular periods. If we introduce a relatively limited number of new products in any period, the failure of one or more of our products to achieve market acceptance could adversely affect our operating results.

Back to Index

A significant portion of our revenues is derived from a limited number of titles. For the year ended October 31, 2004, our ten best selling titles accounted for approximately 46.3% of our revenues, with Grand Theft Auto: San Andreas for the PlayStation 2 accounting for 20.9% of our revenues; Grand Theft Auto Double Pack for the Xbox accounting for 5.7% of our revenues; Grand Theft Auto: Vice City for PlayStation 2 accounting for 3.6% of our revenues; Max Payne 2: The Fall of Max Payne for PlayStation 2 accounting for 3.2% of our revenues; and Manhunt for PlayStation 2 accounting for 2.9% of our revenues. For the year ended October 31, 2003, our ten best selling titles accounted for approximately 50.6% of our revenues, with Grand Theft Auto: Vice City for PlayStation 2 accounting for 33.6% of our revenues; Midnight Club 2 for PlayStation 2 accounting for 4.1% of our revenues, and Grand Theft Auto: Vice City for PC accounting for 2.6% of our revenues. For the year ended October 31, 2002, our ten best selling titles accounted for approximately 59.5% of our revenues. If we fail to continue to develop and sell new, commercially successful titles, our revenues and profits may decrease substantially and we may incur losses.

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

Our business is cyclical, and we may fail to anticipate changing consumer preferences. Our business is subject to all of the risks generally associated with the interactive entertainment software industry, which has been cyclical in nature and has been characterized by periods of significant growth followed by rapid declines. Our future operating results will depend on numerous factors beyond our control, including:

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

In order to plan for acquisition and promotional activities, we must anticipate and respond to rapid changes in consumer tastes and preferences. A decline in the popularity of interactive entertainment software or particular platforms could cause sales of our titles to decline dramatically. The period of time necessary to develop new game titles, obtain approvals of manufacturers and produce finished products is unpredictable. During this period, consumer appeal for a particular title may decrease, causing product sales to fall short of expectations.

Back to Index

Rapidly changing technology and platform shifts could hurt our operating results. The interactive entertainment industry in general is associated with rapidly changing technology. As more advanced platforms achieve market acceptance, consumer demand for software for older platforms declines.

We are continuing to devote significant development resources primarily on products designed for Sony’s PlayStation 2 and Microsoft’s Xbox. If consumer demand for these platforms declines generally or as a result of the next hardware transition cycle, we may experience lower than expected sales or losses from products designed for these platforms.

We also have begun to devote significant development resources on products designed for next-generation hardware platforms, initially for Microsoft’s Xbox 2. It is difficult to anticipate hardware development cycles and we must make software development commitments and investment decisions well in advance of the introduction of new hardware platforms. If new hardware platforms are delayed or do not achieve consumer acceptance, we may not be able to recover our investments and our business and financial results could be materially adversely affected.

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

Our expansion into the market for sports and other licensed titles may not be successful. We are seeking to diversify our product offerings by capitalizing on significant growth opportunities in the market for sports and other licensed action and strategy titles. Our success in this market will depend in part on our ability to attract licensors with popular properties and to enter into favorable arrangements with these licensors, including with licensors representing the major sports leagues and players associations. Competition for sports and other licensed properties is intense. If we are unable to obtain and maintain licenses to popular properties, our revenue and profitability with respect to these products could decline dramatically. Competition for these licenses also may increase advances and royalties payable to licensors. We may be unable to enter into favorable license agreements, and our efforts to diversify our product offerings may not result in increased revenues or profitability.

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

Software development costs, promotion and marketing expenses and royalties payable to software developers have increased significantly in recent years, and reduce potential profits derived from sales of our software. We expect that the costs associated with the development of next generation software will increase significantly. Future sales of our titles may not be sufficient to recover advances to software developers, and we may not have adequate financial and other resources to satisfy our contractual commitments. If we fail to satisfy our obligations under agreements with third-party developers, the agreements may be terminated or modified in ways that may be burdensome to us.

Returns of our published titles and price concessions may adversely affect our operating results. We are exposed to the risk of product returns and price concessions with respect to our customers. Our distribution arrangements with customers generally do not give them the right to return titles to us or to cancel firm orders. However, we sometimes accept product returns from our distribution customers for stock balancing and negotiate accommodations to customers which include credits and returns, when demand for specific products falls below expectations. We accept returns and grant price concessions in connection with our publishing arrangements. Revenue is recognized after deducting estimated reserves for returns and price concessions. We believe that we can reliably estimate future returns and price concessions. However, if return rates and price concessions for our published titles exceed our reserves, our revenues will decline.

Back to Index

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

Increased competition for limited shelf space and promotional support from retailers could affect the success of our business and require us to incur greater expenses to market our titles. Retailers have limited shelf space and promotional resources, and competition is intense among an increasing number of newly introduced interactive entertainment software titles for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures to maintain current levels of sales of our titles. Competitors with more extensive lines and popular titles may have greater bargaining power with retailers. Accordingly, we may not be able to achieve the levels of promotional support and shelf space that such competitors receive.

A limited number of customers account for a significant portion of our sales. Sales to our five largest customers accounted for approximately 38.9% and 38.6% of our revenues, respectively, for the years ended October 31, 2004 and 2003. For the year ended October 31, 2004, sales of our products to Wal-Mart accounted for 10.4% of our revenues. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments. Our customers may terminate their relationship with us at any time. The loss of our relationships with principal customers or a decline in sales to principal customers could harm our operating results. Bankruptcies or consolidations of certain large retail customers could also seriously hurt our business.

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

Rating systems for interactive entertainment software, potential legislation and consumer opposition could inhibit sales of our products. Trade organizations within the video game industry require interactive entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and impose penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for sales of interactive entertainment software in such countries. In some instances, we may be required to modify our products to comply with the requirements of such rating systems, which could delay the release of those products in such countries. Our software titles receive a rating of “E” (age 6 and older), “T” (age 13 and over) or “M” (age 17 and over). Most of our new titles (including our Grand Theft Auto titles, Max Payne 2: The Fall of Max Payne, Manhunt and Mafia) have received an M rating. We believe that we comply with such rating systems and properly display the ratings and content descriptions received for our titles.

Back to Index

Several proposals have been made for federal legislation to regulate the interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, television and music containing violence or sexually explicit material, and the Federal Trade Commission has issued reports with respect to the marketing of such material to under-17 audiences. Consumer advocacy groups have also opposed sales of interactive entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas (including legislation prohibiting the sale of certain “M” rated video games to under-17 audiences) and by engaging in public demonstrations and media campaigns. Retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our “M” rated products, and adversely affect our operating results. If any groups (including international, national and local political and regulatory bodies) were to target our “M” rated titles, we might be required to significantly change or discontinue a particular title, which in the case of our best selling titles could seriously hurt our business. Although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have been unsuccessful, a claim of this kind has been asserted against us.

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

We may not be able to protect our proprietary rights or avoid claims that we infringe on the proprietary rights of others. We develop proprietary software and have obtained the rights to publish and distribute software developed by third parties. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Our software is susceptible to piracy and unauthorized copying. Unauthorized third parties may be able to copy or to reverse engineer our software to obtain and use programming or production techniques that we regard as proprietary. Well organized piracy operations have proliferated in recent years as a result of the ability to download pirated copies of our software over the Internet. Although we attempt to incorporate protective measures into our software, piracy of our products could negatively impact our future profitability.

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

Our software is susceptible to errors, which can harm our financial results and reputation. The technological advancements of new hardware platforms allow for more complex software products. As software products become more complex, the risk of undetected errors in products when first introduced increases. If, despite testing, errors are found in new products or releases after shipments have been made, we could experience a loss of or delay in timely market acceptance, product returns, loss of revenues and damage to our reputation.

Gross margins relating to our distribution business have been historically narrow which increases the impact of variations in costs on our operating results. As a result of intense price competition, our gross margins in our distribution business have historically been narrow and may continue to be narrow in the future. Accordingly, slight variations in operating costs and expenses could result in losses in our distribution business from period to period.

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

Back to Index

We are subject to risks and uncertainties of international trade. Sales in international markets, primarily in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. Sales in international markets accounted for approximately 27.5% and 27.9%, respectively, of our revenues for fiscal 2004 and 2003. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies.

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

Historically, fluctuations in interest rates have not had a significant impact on our operating results. At October 31, 2004, we had no outstanding variable rate indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter or year end. Translation adjustments are included as a separate component of stockholders’ equity. For fiscal 2004 our foreign currency translation adjustment gain was $7,290 and our foreign exchange transaction gain was $1,199. A hypothetical 10% change in applicable currency exchange rates at October 31, 2004 would result in a material translation adjustment.

Item 8.	Financial Statements and Supplementary Data

The financial statements appear in a separate section of this report following Part III.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Back to Index

Item 9A.	Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level for recording, processing, summarizing and reporting the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There were no changes in our internal controls over financial reporting during the fiscal quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

Not available.

Back to Index

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2005, entitled “Election of Directors” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2005, entitled “Executive Compensation” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2005, entitled “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2005, entitled “Certain Relationships and Related Transactions” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2005, entitled “Principal Accountant Fees and Services” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Back to Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

	(i)	Financial Statements. See Index to Financial Statements on page 39 of this Report.

	(ii)	Financial Statement Schedule. See page 67 of this Report.

	(iii)	Exhibits

		3.1	Restated Certificate of Incorporation (14)

		3.1.1	Certificate of Designation, dated March 11, 1998 (14)

		3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998 (14)

		3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003 (14)

		3.2	By-Laws (1)

		10.1	1997 Stock Option Plan (1) +

		10.2	2002 Stock Option Plan (2) +

		10.3	Incentive Stock Plan. (3) +

		10.4	Amended and Restated Credit Agreement, dated August 28, 2002, by and among the Company, certain of its subsidiaries, certain lenders and Bank of America, N.A., as agent. (4)

		10.5	Loan Agreement with Lloyds TBS Commercial and Take-Two Interactive Software Europe Ltd. (5)

		10.6	Employment Agreement, dated February 15, 2002 by and between the Company and Karl H. Winters. (6) +

		10.7	Letter Agreement dated April 14, 2004 by and between the Company and Paul Eibeler. (12)

		10.8	Letter Agreement dated June 7, 2004 by and between the Company and Richard W. Roedel. (12)

		10.9	Employment Agreement dated July 30, 2004 by and between the Company and Gary Lewis. (13)

		10.10	Employment Agreement dated July 30, 2004 by and between the Company and Samuel A. Judd. (13)

		10.11	Licensed Publishing Agreement dated April 1, 2000 between Sony Computer Entertainment America, Inc. and the Company. (7) *

Back to Index

10.12	Publishing Agreement dated May 8, 1998 between Gathering of Developers I, Ltd. and Apogee Software, Ltd/ 3D Realms. (8) *

10.13	Xbox Publisher License Agreement dated December 14, 2000 between Microsoft Corporation and the Company. (5) *

10.14	Confidential License Agreement for Nintendo Game Cube dated September 24, 2001 between Nintendo of America, Inc. and the Company. (5) *

10.15	Letter Agreement dated July 21, 2001 between Apogee Software, Ltd and the Company. (7)

10.16	Development and Publishing Agreement dated February 10, 2000 by and between the Company and VIS International plc. (9)
10.17	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002. (4)

10.18	Asset Purchase Agreement between Apogee Software, Ltd., Remedy Entertainment and the Company. (10)

10.19	Stock Purchase Agreement, dated November 19, 2002, by and between the Company and Angel Studios, Inc. (11)

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Represents a management contract or compensatory plan or arrangement.

*	Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Exchange Act Rule 24b-2.

(1)	Incorporated by reference to the applicable exhibit contained in the Company’s Registration Statement on Form SB-2 (File No. 333-6414).

(2)	Incorporated by reference to the Company’s Proxy Statement dated May 12, 2004.

(3)	Incorporated by reference to the Company’s Proxy Statement dated May 12, 2004.

(4)	Incorporated by reference to the applicable exhibit contained in the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2002.

Back to Index

	(5)	Incorporated by reference to the applicable exhibit contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2001.

	(6)	Incorporated by reference to the applicable exhibit contained in the Company’s Annual Report on Form 10-K/A in the year ended October 31, 2001.

	(7)	Incorporated by reference to the applicable exhibit contained in the Company’s Current Report on Form 8-K dated May 7, 2002.

	(8)	Incorporated by reference to the applicable exhibit contained in the Company’s Registration Statement on Form S-3/A dated September 14, 2001 (File no. 333- 66748).

	(9)	Incorporated by reference to the applicable exhibit contained in the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2002.

	(10)	Incorporated by reference to the applicable exhibit contained in the Company’s Current Report on Form 8-K dated June 5, 2002.

	(11)	Incorporated by reference to the applicable exhibit contained in the Company’s Current Report on Form 8-K dated November 22, 2002.

	(12)	Incorporated by reference to the applicable exhibit contained in the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2004.

	(13)	Incorporated by reference to the applicable exhibit contained in the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2004.

	(14)	Incorporated by reference to the applicable exhibit contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2003.

(b)	Reports on Form 8-K filed during the quarter ended October 31, 2004:

On September 10, 2004, the Company furnished a Current Report on Form 8-K to report the Press Release dated September 10, 2004 relating to the Company’s financial results for the third fiscal quarter ended July 31, 2004. (Items 7, 9 and 12)

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. YEAR ENDED OCTOBER 31, 2004

Back to Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Take-Two Interactive Software, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Take-Two Interactive Software, Inc. and its subsidiaries (“the Company”) at October 31, 2004 and October 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
December 15, 2004

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Consolidated Balance Sheets (In thousands, except share data)

	As of October 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$155,095	$183,477
Accounts receivable, net of allowances of $72,215 and $62,817 at October 31, 2004 and 2003, respectively	285,709	166,536
Inventories, net	154,345	101,748
Prepaid royalties	38,220	12,196
Prepaid expenses and other current assets	60,018	41,112
Deferred tax asset	11,554	8,173

Total current assets	704,941	513,242

Fixed assets, net	34,291	22,260
Prepaid royalties	3,982	8,439
Capitalized software development costs	27,785	16,336
Goodwill	135,477	101,498
Intangibles, net	36,104	44,836
Long-term deferred tax asset	6,219	160
Other assets	1,714	527

Total assets	$950,513	$707,298

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$163,961	$106,172
Accrued expenses and other current liabilities	128,530	56,883
Income taxes payable	17,319	2,265

Total current liabilities	309,810	165,320
Deferred tax liability	5,233	8,486

Total liabilities	315,043	173,806

Stockholders’ equity
Common stock, par value $.01 per share;
100,000,000 and 50,000,000 shares authorized; 45,439,651 and 44,227,215 shares issued and outstanding at October 31, 2004 and 2003, respectively	454	442
Additional paid-in capital	382,156	350,852
Deferred compensation	(3,896)	(1,890)
Retained earnings	250,402	185,024
Accumulated other comprehensive income (loss)	6,354	(936)

Total Stockholders’ Equity	635,470	533,492

Total Liabilities and Stockholders’ Equity	$950,513	$707,298

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Consolidated Statements of Operations (In thousands, except share data)

	Years Ended October 31,
	2004	2003	2002

Net sales	$1,127,751	$1,033,693	$794,676

Cost of sales
Product costs	619,685	537,257	411,518
Royalties	114,073	89,294	80,442
Software development costs	15,922	11,003	8,124

Total cost of sales	749,680	637,554	500,084

Gross profit	378,071	396,139	294,592
Operating expenses
Selling and marketing	117,606	103,015	77,990
General and administrative	98,226	88,083	71,544
Research and development	43,259	25,107	11,524
Depreciation and amortization	16,846	16,923	10,829

Total operating expenses	275,937	233,128	171,887

Income from operations	102,134	163,011	122,705
Interest (income) expense, net	(1,976)	(2,265)	480
Gain on sale of investments	—	(39)	(181)
Class action settlement costs	—	—	1,468
Provision for settlement	7,500	––	––

Total non-operating expense (income)	5,524	(2,304)	1,767

Income before income taxes	96,610	165,315	120,938
Provision for income taxes	31,232	67,197	49,375

Net income	$65,378	$98,118	$71,563

Per share data:
Basic:
Weighted average common shares outstanding	44,736	41,965	38,030

Net income per share – Basic	$1.46	$2.34	$1.88

Diluted:
Weighted average common shares outstanding	45,682	43,297	39,570

Net income per share – Diluted	$1.43	$2.27	$1.81

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	Years Ended October 31,
	2004	2003	2002

Cash flows from operating activities:
Net income	$65,378	$98,118	$71,563
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,846	12,516	10,829
Impairment of intellectual property and technology	––	7,892	—
Non-cash charges for consolidation of distribution facilities	––	5,474	—
Provision for deferred taxes	(12,693)	13,040	6,726
Provision for sales allowances	196,287	120,329	72,096
Provision for doubtful accounts	4,395	4,322	2,405
Amortization of various expenses and discounts	19,801	9,301	6,262
Write off of prepaid royalties and capitalized software	8,772	9,588	15,616
Tax benefit from exercise of stock options	4,136	20,858	10,700
Compensatory stock and stock options	3,331	3,445	3,053
Other	(1,899)	(2,260)	(895)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(322,438)	(185,611)	(87,100)
Increase in inventories	(50,532)	(25,146)	(12,852)
Increase in prepaid royalties	(27,865)	(10,764)	(8,157)
Increase in prepaid expenses and other current assets	(11,397)	(7,423)	(3,034)
Increase in capitalized software development costs	(12,802)	(5,152)	(895)
(Increase) decrease in other non-current assets	(1,301)	—	257
Increase in accounts payable	62,277	20,148	23,019
Increase in accrued expenses and other current liabilities	57,614	4,445	33,834
Increase (decrease) in income taxes payable	22,548	(12,492)	1,571

Net cash provided by operating activities	20,458	80,628	144,998

Cash flows from investing activities:
Purchase of fixed assets	(21,586)	(15,464)	(10,466)
Sale of investments	––	114	6,170
Acquisitions, net of cash acquired	(39,336)	(27,973)	(3,788)
Acquisition of intangible assets	(3,500)	(2,075)	(10,000)
Other investing activities	––	(483)	—

Net cash used in investing activities	(64,422)	(45,881)	(18,084)

Cash flows from financing activities:
Net repayments under lines of credit	––	—	(54,284)
Proceeds from exercise of stock options and warrants	16,683	44,865	23,308
Other financing activities	(368)	(303)	(1,012)

Net cash provided by (used in) financing activities	16,315	44,562	(31,988)

Effect of foreign exchange rates	(733)	(4,201)	7,387

Net (decrease) increase in cash for the period	(28,382)	75,108	102,313
Cash and cash equivalents, beginning of the period	183,477	108,369	6,056

Cash and cash equivalents, end of the period	$155,095	$183,477	$108,369

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Consolidated Statements of Cash Flows (continued) (In thousands)

	Years Ended October 31,
	2004	2003	2002

Supplemental data:

Cash paid during the year for interest	$163	$110	$1,513

Cash paid during the year for taxes	$23,364	$48,361	$30,045

Supplemental information of businesses acquired:
Fair value of assets acquired
Current assets	$2,580	$437	$36
Non-current assets	1,083	507	67
Intangible assets	14,364	4,720	1,800
Goodwill	33,979	38,692	6,772
Less, liabilities assumed
Current liabilities	(6,588)	(9,826)	(1,086)

Net assets of businesses acquired, excluding cash	$45,418	$34,530	$7,589

Cash paid for businesses acquired	$40,250	$29,257	$3,825
Less cash acquired	(914)	(1,284)	(37)

Net cash paid for businesses acquired	39,336	27,973	3,788

Deferred consideration	922	––	––
Issuance of common stock in connection with acquisitions	5,160	6,557	3,801

Total consideration	$45,418	$34,530	$7,589

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Consolidated Statements of Stockholders’ Equity For the years ended October 31, 2002, 2003 and 2004 (In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount

Balance, November 1, 2001	36,641	$366	$213,908	$—	$15,343	$(10,452)	$219,165
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	5,553	5,553
Net unrealized loss on investments, net of taxes of $87	—	—	—	—	—	(142)	(142)
Net income	—	—	—	—	71,563	—	71,563

Comprehensive income							76,974

Proceeds from exercise of stock options and warrants	2,434	25	23,283	—	—	—	23,308
Amortization of deferred compensation	—	—	—	682	—	—	682
Deferred compensation in connection with restricted stock issued	50	1	908	(909)	—	—	—
Issuance of common stock in connection with acquisition of business and intangibles	1,212	12	22,332	—	—	—	22,344
Issuance of compensatory stock and stock options	25	—	2,371	—	—	—	2,371
Tax benefit in connection with the exercise of stock options	—	—	10,700	—	—	—	10,700

Balance, October 31, 2002	40,362	404	273,502	(227)	86,906	(5,041)	355,544
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	4,119	4,119
Net unrealized loss on investments, net of taxes of $9	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	98,118	—	98,118

Comprehensive income							102,223

Proceeds from exercise of stock options and warrants	3,404	34	44,831	—	—	—	44,865
Amortization of deferred compensation	—	—	—	3,427	—	—	3,427
Issuance of common stock in connection with acquisition	236	2	6,555	—	—	—	6,557
Issuance of compensatory stock and stock options	225	2	5,106	(5,090)	—	—	18
Tax benefit in connection with the exercise of stock options	—	—	20,858	––	—	—	20,858

Balance, October 31, 2003	44,227	$442	$350,852	$(1,890)	$185,024	$(936)	$533,492
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	7,290	7,290
Net income	—	—	—	—	65,378	—	65,378

Comprehensive income							72,668

Proceeds from exercise of stock options and warrants	885	9	16,674	—	—	—	16,683
Amortization of deferred compensation	—	—	—	3,331	—	—	3,331
Issuance of common stock in connection with acquisition	164	2	5,158	—	—	—	5,160
Issuance of compensatory stock and stock options	164	1	5,336	(5,337)	—	—	––
Tax benefit in connection with the exercise of stock options	—	—	4,136	—	—	—	4,136

Balance, October 31, 2004	45,440	$454	$382,156	$(3,896)	$250,402	$6,354	$635,470

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

1.       DESCRIPTION OF THE BUSINESS

Take-Two Interactive Software, Inc. (the “Company”) was incorporated in the State of Delaware in September 1993. The Company develops interactive software games designed for PCs, video game consoles and handheld platforms and publishes games developed internally and by third parties. The Company also distributes games for video game consoles and handheld platforms published internally and by third parties, as well as hardware and accessories manufactured by third parties.

2.       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries and for entities for which the Company is deemed to be the primary beneficiary as defined in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”. All material inter-company balances and transactions have been eliminated in consolidation.

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties, capitalized software development costs and intangibles, valuation of inventories, realization of deferred income taxes and the adequacy of allowances for returns, price concessions and doubtful accounts. Actual amounts could differ significantly from these estimates.

Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximates fair value because of their short maturities. The carrying amount of prepaid royalties and capitalized software costs approximates fair value based upon the recoverability of these assets.

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

The Company transacts business in various foreign currencies and has significant sales and purchase transactions denominated in foreign currencies. The Company uses forward exchange contracts to mitigate foreign currency risk associated with foreign currency assets and liabilities, primarily certain intercompany receivables and payables. The Company does not designate foreign currency forward contracts as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result the Company marks to market its foreign currency forward contracts each period and any gains and losses are recognized in net income. At October 31, 2004, the Company has forward contracts to buy British pounds through February 15, 2005. The notional value and fair value of such contracts were $8,002 and $8,553, respectively.

Concentration of Credit Risk

A significant portion of the Company’s cash balance is maintained with several major financial institutions. While the Company attempts to limit credit exposure with any single institution, there are times that balances will exceed insurable amounts.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

If the financial condition and operations of the Company’s customers deteriorate, the risk of collection could increase substantially. As of October 31, 2004 and 2003, the receivable balances from the Company’s five largest customers amounted to approximately 45.1% and 54.6% of the Company’s net receivable balance, respectively, with two customers accounting for 12.8% and 11.2% of such balance at October 31, 2004 and with two customers representing 16.6% and 11.7% at October 31, 2003. Except for the largest customers noted above, all receivable balances from the remaining individual customers are less than 10% of the Company’s net receivable balance.

Inventories, net

Inventories are stated at the lower of average cost or market. The Company periodically evaluates the carrying value of its inventories and makes adjustments as necessary. Estimated product returns are included in the inventory balance at their cost.

Prepaid Royalties

The Company’s agreements with licensors and developers generally provide it with exclusive publishing rights and require it to make advance royalty payments that are recouped against royalties due to the developer based on contractual amounts on product sales, adjusted for certain related costs. Prepaid royalties are amortized as cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. At each balance sheet date, the Company evaluates the recoverability of prepaid royalties and charge to cost of sales the amount that management determines is probable that will not be recouped at the contractual royalty rate based on current and future sales in the period in which such determination is made or if the Company determines that it will cancel a development project. Prepaid royalties are classified as current and non-current assets based upon estimated net product sales within the next year.

Property and Equipment

Office equipment, furniture and fixtures are depreciated using the straight-line method over their estimated lives ranging from five to seven years. Computer equipment and software are depreciated using the straight-line method over three years. Leasehold improvements are amortized over the lesser of the term of the related lease or estimated useful lives. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized. The carrying amounts of these assets are recorded at historical cost.

Capitalized Software Development Costs

The Company capitalizes internal software development costs, as well as film production and other content costs, subsequent to establishing technological feasibility of a title. Capitalized software development costs represent the costs associated with the internal development of the Company’s publishing products. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, the Company evaluates the recoverability of capitalized software costs based on undiscounted future cash flows and will charge to cost of sales any amounts that are deemed unrecoverable or for projects that it will abandon.

Goodwill and Intangible Assets

Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired companies. Intangible assets consist of trademarks, intellectual property, non-compete agreements, customer lists and acquired technology. Certain intangible assets acquired in a business combination are recognized as assets apart from goodwill. Identifiable intangibles are amortized using the straight-line method over the period of expected benefit ranging from three to ten years, except for intellectual property, which is amortized based on the shorter of the useful life or expected revenue stream. Intangible assets with indefinite lives, if any, and goodwill are not amortized.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

The Company performs an annual test for impairment of goodwill, in the fourth quarter of each fiscal year. The Company determines the fair value of each reporting unit using discounted cash flow analysis and compares such values to the respective reporting unit’s carrying amount. At October 31, 2004 and 2003, the fair value of the Company’s reporting units exceeded the carrying amounts and no impairment was indicated.

Impairment of Long-Lived Assets

The Company reviews all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including assets to be disposed of by sale, whether previously held and used or newly acquired. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows at the Company’s incremental borrowing rate or fair value, if available.

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

Revenue Recognition

The Company earns its revenue from the sale of internally developed interactive software titles and from the sale of titles licensed from third-party developers (“Publishing revenue”). The Company also earns revenue from the sale of interactive software titles published by third parties, hardware and accessories (“Distribution revenue”).

The Company recognizes revenue upon the transfer of title and risk of loss to its customers. The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition”in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition.”Accordingly, the Company recognizes revenue for software titles when there is (1) persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the software is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. The Company’s payment arrangements with customers typically provide net 30 and 60-day terms.

Revenue is recognized after deducting estimated reserves for returns and price concessions. In circumstances when the Company does not have a reliable basis to estimate returns and price concessions or is unable to determine that collection of a receivable is probable, it defers the sale until such time as it can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

The Company accepts returns and grants price concessions in connection with its publishing arrangements. Following reductions in the price of the Company’s products, it grants price concessions to permit customers to take credits against amounts they owe the Company with respect to merchandise unsold by them. The Company’s customers must satisfy certain conditions to entitle them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels.

The Company’s distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, the Company sometimes accepts returns from its distribution customers for stock balancing and makes accommodations to customers, which includes credits and returns, when demand for specific titles falls below expectations.

The Company makes estimates of future product returns and price concessions related to current period product revenue. The Company estimates the amount of future returns and price concessions for published titles based upon, among other factors, historical experience, customer inventory levels, analysis of sell-through rates, market conditions and changes in demand and acceptance of its products by consumers.

Back to Index

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

Consideration Given to Customers and Received from Vendors

The Company has various marketing arrangements with retailers and distributors of its products that provide for cooperative advertising and market develop funds, among others. Such amounts are accrued as a reduction to revenue when revenue is recognized, except for cooperative advertising which is included in selling and marketing expenses if there is a separate identifiable benefit and the benefit’s fair value can be established.

The Company also receives various incentives from its manufacturers. Such amounts are generally accounted for as a reduction in the price of the manufacturers product and included as a reduction of inventory or cost of sales, except where the incentive is in exchange for services rendered by the Company. Incentives in exchange for services are included in revenue providing there is an identifiable benefit to the vendor and the benefit’s value can be established.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended October 31, 2004, 2003, and 2002 amounted to $72,165, $55,795 and $39,909, respectively.

Stock-Based Compensation

The Company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”(“SFAS 123”).

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income and the net income per share would have been reduced to the proforma amounts indicated below:

	Years Ended October 31,
	2004	2003	2002

Net income, as reported	$65,378	$98,118	$71,563
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,036	2,123	1,878
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,946)	(18,194)	(16,415)

Proforma net income	$51,468	$82,047	$57,026

Earnings per share:
Basic – as reported	$1.46	$2.34	$1.88
Basic – proforma	1.15	1.96	1.50
Diluted – as reported	1.43	2.27	1.81
Diluted – proforma	1.13	1.90	1.44

The proforma disclosures shown are not representative of the effects on net income and the net income per share in future periods.

The weighted average fair values of options granted are $18.39, $15.05 and $9.13 for the years ended October 31, 2004, 2003 and 2002. The fair value of the Company’s stock options used to compute proforma net income and the net income per share disclosures is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002

Risk free interest rate	3.4%	2.6%	1.8%
Expected stock price volatility	71.9%	78.0%	74.0%
Expected term until exercise (years)	4.4	4.2	4.1
Dividends	None	None	None

Net Income per Share

Basic earnings per share (“EPS”) is computed by dividing the net income applicable to common stockholders for the year by the weighted-average number of common shares outstanding during the year. Diluted EPS is computed by dividing the net income applicable to common stockholders for the year by the weighted-average number of common and common stock equivalents, which include common shares issuable upon the exercise of stock options, restricted stock (for fiscal 2004 and 2003) and warrants outstanding during the year. Common stock equivalents are excluded from the computation if their effect is antidilutive.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in income in the period in which they occur, except on intercompany balances considered to be long term. Transaction gains and losses on intercompany balances considered to be long term are recorded in other comprehensive income, net of taxes. Foreign exchange transaction gains included in net income for years ended October 31, 2004, 2003 and 2002 amounted to $1,199, $2,015 and $840, respectively.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income adjusted for the change in foreign currency translation adjustments net of tax, if applicable, and the change in net unrealized gain (loss) from investments.

Recently Adopted and New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The adoption of this standard, effective August 1, 2005, is expected to have a material impact on the consolidated financial statements.

In December 2003, The Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46 “Consolidation of Variable Interest Entities” with certain clarifications and modifications. Revised Interpretation No. 46(R) provides guidance on the identification of variable interest entities, entities for which control is achieved through means other than through voting rights, and how to determine whether a variable interest holder should consolidate the variable interest entities. This Interpretation is required to be applied to all entities subject to this Interpretation no later than the first reporting period that ends after March 15, 2004. The adoption of the revised Interpretation did not have a material impact on the consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“FAQ”) issued with SAB No. 101. The adoption of SAB No. 104 in the first quarter of 2004 did not have a material impact on the consolidated financial statements.

3.       BUSINESS ACQUISITIONS AND CONSOLIDATION

The acquisitions described below have been accounted for as purchase transactions, accordingly, the results of operations and financial position of the acquired businesses are included in the Company’s consolidated financial statements from the respective dates of acquisition. To the extent that the purchase price allocation for these acquisitions is preliminary, the Company does not expect that the final purchase price allocation will be materially different. With the exception of the acquisition of TDK for fiscal 2003, the proforma impact of these acquisitions was not material.

2004 Transactions

In October 2004, the Company acquired certain assets from Microsoft including Indie the developer of the successful Top Spin (tennis), Amped and Amped 2 (snowboarding) and Links (golf) and the intellectual property rights associated with these products. The purchase price for these assets was $18,500 paid in cash at closing. In connection with the acquisition the Company recorded $5,828 in identifiable intangible assets, $11,593 of goodwill and $280 of fixed assets, and accounts receivable of $829 on a preliminary basis.

In December 2003, the Company acquired all of the outstanding capital stock and assumed certain liabilities of TDK Mediactive, Inc. (“TDK”). The purchase price consisted of $16,827 in cash (which is net of $8,051 previously due to TDK under a distribution agreement) and issuance of 163,641 shares of our restricted stock valued at $5,160. In connection with the acquisition, the Company recorded identifiable intangibles of $7,690, goodwill of $17,079 and net liabilities of $10,833.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

The unaudited proforma data below for the year ended October 31, 2003 is presented as if the purchase of TDK Mediactive had been made as of November 1, 2002. The unaudited proforma financial information is based on management’s estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisition had, in fact, been completed on the date assumed, or which may result in the future. Proforma financial information for fiscal 2004 is not presented since the impact is not material as the acquisition was made near the beginning of the fiscal year.

Year Ended October 31, 2003

Net sales	$1,063,359

Net income	$80,403

Net income per share – Basic	$1.91

Net income per share – Diluted	$1.85

During 2004, the Company made two other acquisitions of UK-based developers, Venom and Mobius, for a purchase price of $5,844, of which $4,922 was paid at closing and $922 is due in March 2005. In connection with these acquisitions, the Company recorded identifiable intangibles of $846 and goodwill of $5,307 on a preliminary basis. The Company also agreed to make additional contingent payments, in connection with one of the acquisitions, of approximately $2,000 based on delivery of products, which will be recorded as additional purchase price when the conditions requiring their payment are met.

In October 2004, the Company entered into a new agreement with Destineer Publishing Corp. (“Destineer”), a publisher of PC games, under which Destineer granted the Company the rights to distribute two titles and publish and distribute two further titles. The previous agreement dated April 2003 was terminated. The Company agreed to make recoupable advances to Destineer of approximately $3,149, in addition to the advances already made of $5,604. Under the new agreement, advances made by the Company are recouped against future royalties owed to Destineer. Pursuant to the requirements of FIN 46 (R), since Destineer is a variable interest entity and the Company is considered to be the primary beneficiary, the results of Destineer’s operations have been consolidated in the accompanying financial statements effective November 1, 2002. The new agreement did not change the designation of Destineer nor the Company as primary beneficiary.

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

Back to Index

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

4.      PREPAID ROYALTIES

The following table provides the details of total prepaid royalties:

	Years Ended October 31,
	2004	2003	2002

Balance, November 1	$20,635	$26,418	$33,149
Additions	66,055	30,034	28,555
Amortization	(39,114)	(19,065)	(21,238)
Reclassification	––	(7,251)	1,419
Write down	(5,752)	(9,525)	(15,126)
Foreign exchange	378	24	(341)

Ending balance	42,202	20,635	26,418
Less current balance	38,220	12,196	14,215

Balance, October 31	$3,982	$8,439	$12,203

Included in prepaid royalties at October 31, 2004 and 2003, respectively, are $35,124 and $14,241 related to titles that have not been released yet.

The reclassification for the year ended October 31, 2003 principally reflects the transfer of prepaid royalties paid to Angel Studios, Inc. and Frog City, Inc. prior to their acquisition by the Company as a component of the purchase price of the acquisitions.

5.      INVENTORIES, NET

As of October 31, 2004 and 2003, inventories consist of:

	2004	2003

Parts and supplies	$7,146	$4,793
Finished products	147,199	96,955

Total	$154,345	$101,748

Estimated product returns included in inventories at October 31, 2004 and 2003 are $7,371 and $8,706, respectively. Allowances to reduce inventory amounts to net realizable value are $7,520 and $3,781 at October 31, 2004 and 2003.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

6.      FIXED ASSETS, NET

As of October 31, 2004 and 2003, fixed assets consist of:

	2004	2003

Computer equipment	$16,973	$12,963
Office equipment	6,405	5,096
Computer software	15,480	11,529
Furniture and fixtures	4,413	3,157
Leasehold improvements	10,906	6,047
Capital leases	398	398
Construction in progress	3,922	—

	58,497	39,190
Less: accumulated depreciation and amortization	24,206	16,930

Total	$34,291	$22,260

Depreciation expense for the years ended October 31, 2004, 2003, and 2002, amounted to $12,443, $9,510 and $6,457, respectively.

7.      CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The following table provides the details of capitalized software development costs:

	Years Ended October 31,
	2004	2003	2002

Balance, November 1	$16,336	$10,385	$9,739
Additions	25,960	15,923	9,645
Amortization	(12,902)	(10,940)	(7,633)
Reclassification	—	—	(1,419)
Write down	(3,020)	(63)	(490)
Foreign exchange	1,411	1,031	543

Balance, October 31	$27,785	$16,336	$10,385

8.      GOODWILL AND INTANGIBLE ASSETS, NET

The following table sets forth the components of the intangible assets subject to amortization:

		As of October 31, 2004			As of October 31, 2003

	Range of Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	7-10	$26,825	$(10,438)	$16,387	$23,342	$(7,391)	$15,951
Customer lists and relationships	5-10	4,673	(3,007)	1,666	4,673	(2,733)	1,940
Intellectual property	2-6	39,783	(27,151)	12,632	31,823	(8,737)	23,086
Non-competition agreements	3-6	7,888	(3,002)	4,886	4,790	(2,311)	2,479
Technology	3	4,192	(3,659)	533	4,192	(2,812)	1,380

Total		$83,361	$(47,257)	$36,104	$68,820	$(23,984)	$44,836

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

The change in intangibles for the years ended October 31, 2004 and 2003 is as follows:

	2004	2003

Balance, November 1	$68,820	$67,714
Acquisitions	14,364	4,720
Other purchases of intangibles	894	8,685
Impairment charges	(717)	(12,299)

Balance, October 31	$83,361	$68,820

Amortization expense for the years ended October 31, 2004, 2003 and 2002 is as follows:

	Years Ended October 31,
	2004	2003	2002

Included in:
Cost of sales – product costs	$18,870	$2,940	$4,059
Depreciation and amortization	4,403	8,660	5,834

Total amortization expense	$23,273	$11,600	$9,893

Estimated amortization expense for the years ending October 31, is as follows:

2005	$11,374
2006	10,371
2007	5,872
2008	4,464
2009	2,846

Total	$34,927

The change in goodwill for the years ended October 31, 2004 and 2003 is as follows:

	2004	2003

Balance, November 1	$101,498	$61,529
Acquisitions:
Angel	––	37,425
TDK	17,079	––
Indie	11,593	––
Other	5,307	1,267
Adjustments to acquisitions in prior periods	––	1,277

Balance, October 31	$135,477	$101,498

9.      LINES OF CREDIT

In December 1999, the Company entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on the Company’s consolidated leverage ratio (as defined). The Company is required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by the Company’s accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company’s domestic subsidiaries. Available borrowings under the agreement are reduced by the amount of the outstanding standby letter of credit, which is $1,560 at October 31, 2004. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of October 31, 2004, the Company was in compliance with such covenants. The loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. The Company had no outstanding borrowings under the revolving line of credit as of October 31, 2004 and 2003.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

In February 2001, the Company’s United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002 and April 2004, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $24,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2005. The Company had no material guarantees and no outstanding borrowings under this facility as of October 31, 2004 and 2003.

10.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of October 31, 2004 and 2003 consist of:

	2004	2003

Accrued co-op advertising and product rebates	$3,487	$3,985
Accrued VAT and payroll taxes	16,865	11,593
Royalties payable	70,113	16,502
Deferred revenue	3,448	2,358
Sales commissions	2,238	2,400
Guarantee payable	3,594	––
Provision for settlement	7,500	––
Other	21,285	20,045

Total	$128,530	$56,883

11.      COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases 32 office and warehouse facilities. The offices are under non-cancelable operating leases expiring at various times from December 2004 to September 2014. In addition, the Company has leased certain equipment, furniture and auto leases under non-cancelable operating leases, which expire through March 2008. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term.

The Company’s principal executive offices are located at 622 Broadway, New York, New York. The Company has recently leased additional space at 622 Broadway to accommodate its expanded operations. In connection with signing a ten-year lease, the Company provided a standby letter of credit of $1,560.

The Company leases approximately 206,000 square feet of office and warehouse space in Cincinnati, Ohio and pays $1,100 per annum, plus taxes and insurance, under the lease, which expires in May 2006. Effective September 2004, the Company entered into a ten-year lease for 400,000 square feet of new office and warehouse space and will pay approximately $1,000 per annum under the lease, plus taxes and insurance. In addition, the Company will receive funds for leasehold improvements. The Company is entitled to a rent reduction in connection with its former warehouse space and will seek to sublease this space in April 2005. Both the rent reduction and leasehold payments will be amortized over the life of the new lease. The transition to the new facility is planned to be completed by the end of May 2005.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

Future minimum rental payments required as of October 31, 2004 are as follows:

Years ending October 31:

2005	$9,997
2006	8,206
2007	7,754
2008	7,285
2009	13,434
Thereafter	15,302

Total minimum lease payments	61,978
Less minimum rentals to be received under subleases	130

Total	$61,848

Rent expense amounted to $9,713, $7,445 and $5,090, for the years ended October 31, 2004, 2003, and 2002, respectively.

Legal and Other Proceedings

In November 2004, the Company submitted an offer of settlement of the previously announced investigation by the Enforcement Division of the Securities and Exchange Commission to the Staff of the Commission. The Staff has agreed to recommend the offer of settlement to the Commission. If approved by the Commission, the proposed settlement, under which the Company would neither admit nor deny the allegations of a Complaint, would fully resolve all claims relating to the investigation that commenced in December 2001. Pursuant to the offer of settlement, the Company would pay a civil penalty of $7.5 million, which has been accrued in the accompanying financial statements, and would be enjoined from future violations of the federal securities laws.

The Company is involved in routine litigation in the ordinary course of its business, which in management’s opinion will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Other

The Company periodically enters into distribution agreements to purchase various software games that require the Company to make minimum guaranteed payments. These agreements, which expire between March 15, 2005 and December 31, 2005, require remaining aggregate minimum guaranteed payments of $7,487 at October 31, 2004. Additionally, assuming performance by third-party developers, the Company has outstanding commitments under various software development agreements to pay developers an aggregate of $82,342 during fiscal 2005. The Company also expects to spend $3,500 in fiscal 2005 in connection with the continued improvement of our software systems for its domestic and international operations. In addition, the Company expects to spend $4,500 in fiscal 2005 on leasehold improvements and equipment for the warehouse in Ohio.

Effective May 2004, the Company entered into a three-year agreement with SEGA Corporation, whereby it co-publishes and exclusively distributes SEGA’s sports titles. Under the current arrangement, the Company is entitled to receive all of the revenue and profit, if any, from the sale of the sports titles developed by Visual Concepts and Kush, and it is obligated to pay for development and marketing costs of the sports titles. The agreement may be terminated under certain circumstances, including as a result of SEGA’s failure to obtain licenses from the major sports leagues and players associations.

Pursuant to an option agreement with SEGA, the Company has the right to purchase all of the outstanding capital stock of Visual Concepts and Kush. The option is exercisable until the earlier of (1) March 31, 2006 or (2) the termination of the distribution agreement with SEGA. The Company is currently negotiating the option price.

In connection with the acquisition of Mobius in fiscal 2004, the Company agreed to make additional contingent payments, of approximately $2,000 based on delivery of products. In fiscal 2003 the Company agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s future profits for the first three years after acquisition. See Note 3. The payables will be recorded when the conditions requiring their payment are met.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

Additionally, in connection with the Company’s acquisition of the publishing rights to the franchise of Duke Nukem PC and video games in December 2000, the Company is contingently obligated to pay $6,000 in cash upon delivery of the final version of Duke Nukem Forever for the PC. In May 2003, the Company agreed to make payments of up to $6,000 in cash upon the achievement of certain sales targets for Max Payne 2. The Company does not expect these sales targets to be achieved.

12.      EMPLOYEE SAVINGS PLAN

The Company maintains a 401(k) retirement savings plan and trust (the “401(k) Plan”). The 401(k) Plan is offered to all eligible employees and participants may make voluntary contributions.. The Company began matching contributions in July 2002. The matching contribution expense incurred by the Company during the years ended October 31, 2004, 2003 and 2002 was $583, $384 and $95, respectively.

13.      INCOME TAXES

The Company is subject to foreign income taxes in certain countries where it does business. Domestic and foreign income before income taxes is as follows:

	Years Ended October 31,
	2004	2003	2002

Domestic	$52,774	$134,746	$115,142
Foreign	43,836	30,569	5,796

Total	$96,610	$165,315	$120,938

Income tax expense is as follows:

	Years Ended October 31,
	2004	2003	2002

Current:
Federal	$28,628	$33,167	$35,275
State and local	3,506	6,287	4,381
Foreign	11,791	14,703	2,993
Deferred:
Federal, Foreign, State and Local	(12,693)	13,040	6,726

Total	$31,232	$67,197	$49,375

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

The differences between the provision for income taxes and the income tax computed using the U.S. statutory federal income tax rate to pretax income are as follows:

	Years Ended October 31,
	2004	2003	2002

Statutory federal tax expense	$33,814	$57,860	$42,324
Changes in expenses resulting from:
State taxes, net of federal benefit	1,651	4,035	2,995
Foreign tax expense differential	(3,738)	2,191	568
Extraterritorial income exclusion	(3,858)	(9,163)	––
Valuation allowances	1,299	10,429	1,101
Provision for settlement, not deductible	2,625	––	––
Other permanent items	(561)	1,845	2,387

Income tax expense	$31,232	$67,197	$49,375

The components of the net deferred tax asset as of October 31, 2004 and 2003 consists of the following:

	2004	2003

Current:
Deferred tax asset:
Bad debt allowance	$3,871	$1,405
Other – including reserves	5,942	6,768
Compensation benefit	1,741	––

Total current deferred tax assets	11,554	8,173

Long-term deferred tax assets:
Depreciation and amortization	6,220	160
State net operating losses	4,773	3,311
Foreign net operating losses	3,240	3,240
Capital loss carryforward	7,799	7,963
Less: Valuation allowances	(15,813)	(14,514)

Total long-term deferred tax assets	6,219	160

Long-term deferred tax liability:
Capitalized software	(5,233)	(8,486)

Net deferred tax asset (liability)	$12,540	$(153)

At October 31, 2004, the Company had capital loss carryforwards totaling approximately $20,000. The capital loss carryforwards will expire in the periods fiscal 2006 through fiscal 2008. Management does not expect to generate sufficient taxable income from capital transactions prior to the expiration of these benefits, and accordingly a valuation allowance of $7,800 has been recorded for this asset as it is more likely than not that the deferred tax asset related to these carryforwards will not be realized. At October 31, 2004, the Company had foreign net operating losses of approximately $11,000 expiring between fiscal 2005 and fiscal 2010, and state net operating losses of approximately $62,000 expiring between fiscal 2021 and fiscal 2023. Management does not expect to generate sufficient certain state and foreign taxable income in future years to fully utilize the net operating losses carryforwards before expiration, accordingly valuation allowances have been recorded for these assets in the amounts of $4,773 and $3,240, respectively.

The total amount of undistributed earnings of foreign subsidiaries was approximately $89,700 and $60,700 for the years ended October 31, 2004 and 2003, respectively. It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends to the Company.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

14.      STOCKHOLDERS’ EQUITY

In November 2003, at a special meeting, the Company’s stockholders voted to amend the certificate of incorporation to increase the Company’s authorized shares of common stock from 50,000,000 to 100,000,000 shares.

In January 2003, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $25,000 of its common stock from time to time in the open market or in privately negotiated transactions. The Company has not repurchased any shares under this program.

In February 2002, the Company issued 20,000 shares of restricted common stock to a former employee in connection with a separation agreement.

15.      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of and changes in accumulated other comprehensive income (loss) are:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance at November 1, 2001	$(10,608)	$156	$(10,452)
Comprehensive income (loss) changes during the year, net of taxes of $87	5,553	(142)	5,411

Balance at October 31, 2002	(5,055)	14	(5,041)
Comprehensive income (loss) changes during the year, net of taxes of $9	4,119	(14)	4,105

Balance at October 31, 2003	(936)	––	(936)
Comprehensive income changes during the year	7,290	––	7,290

Balance at October 31, 2004	$6,354	$––	$6,354

The taxes in the above table relate to the changes in the net unrealized gain (loss) on investments. The foreign currency adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

16.      STOCK-BASED PLANS

Incentive Stock Plan

The Incentive Stock Plan (“Incentive Plan”) was adopted by the Board of Directors on June 12, 2003 and approved by stockholders in June 2004. The Incentive Plan provides for the grant of restricted stock, deferred stock and other stock-based awards of the Company’s common stock to directors, officers and other employees of the Company. A maximum of 1,000,000 shares are authorized for grant under the Incentive Plan. The cost of restricted shares granted is expensed on a straight-line basis over the vesting period, which ranges from 1 to 4 years. The Incentive Plan is administered by the Compensation Committee of the Board of Directors.

Restricted shares granted under the plan and the weighted average fair value of the shares for the years ending October 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002

Restricted common stock (in thousands)	160	235	50
Weighted average share price	$31.22	$23.11	$21.00

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

Stock Option Plans

In June 2002, the stockholders of the Company approved the Company’s 2002 Stock Option Plan, as previously adopted by the Company’s Board of Directors (the “2002 Plan”), pursuant to which officers, directors, employees and consultants of the Company may receive stock options to purchase shares of Common Stock. In June 2004, the stockholders approved an increase in the aggregate amount of shares to 6,000,000 shares from 3,000,000 shares.

In January 1997, the stockholders of the Company approved the Company’s 1997 Stock Option Plan, as amended, as previously adopted by the Company’s Board of Directors (the “1997 Plan”), pursuant to which officers, directors, employees and consultants of the Company may receive options to purchase up to an aggregate of 6,500,000 shares of the Company’s Common Stock. As of April 30, 2002, there are no options available for grant under the 1997 Plan.

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

As of October 31, 2004 and 2003, the plans had outstanding stock options for an aggregate of 3,651,000 and 3,066,000 shares of the Company’s Common Stock, respectively, vesting at various times from 1998 to 2008 and expiring at various times from 2002 to 2009. Options granted generally vest over a period of three to five years.

Non-Plan Stock Options

As of October 31, 2004 and 2003, there are non-plan stock options outstanding for an aggregate of 1,512,000 and 1,503,000 shares of the Company’s Common Stock, respectively, vesting from 1999 to 2007 and expiring at various times from 2003 to 2009.

For those options with exercise prices less than fair value of the underlying shares at the measurement date, the difference is recorded as deferred compensation and is amortized on a straight-line basis over the vesting period.

The following table summarizes the activity in options under the plans inclusive of non-plan options:

	2004		2003		2002

	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price

Options outstanding at November 1	4,569	$20.23	5,695	$13.96	4,479	$9.93
Granted-exercise price equal to fair value	1,954	31.71	2,442	25.26	3,950	16.40
Granted-exercise price less than fair value	––	––	––	––	30	0.01
Exercised	(984)	20.84	(3,438)	13.53	(2,494)	10.43
Forfeited	(376)	28.87	(130)	17.13	(270)	12.31

Options outstanding at October 31	5,163	$23.85	4,569	$20.23	5,695	$13.96

Options exercisable at October 31	2,172	$18.00	1,389	$15.09	3,014	$12.56

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

The following summarizes information about stock options outstanding and exercisable at October 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Shares (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)

$5.50 – $13.91	784	10.32	1.5	734	10.31	1.4
$14.86 – $19.55	1,091	18.23	2.6	797	18.10	2.6
$20.10 – $26.88	926	22.90	3.3	359	22.94	3.2
$27.60 – $38.97	2,362	31.30	4.2	282	31.43	3.8

	5,163	23.85	3.3	2,172	18.00	2.5

Compensation expense for all stock-based plans for the years ended October 31, 2004, 2003 and 2002 is $3,331, $3,445 and $3,053, respectively.

17.      RESULTS BY QUARTER (UNAUDITED)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended October 31, 2004.

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$375,512	$153,368	$160,858	$438,013
Gross profit	127,154	34,206	42,860	173,851
Net income (loss)	$31,758	$(14,576)	$(14,435)	$62,631

Per share data:
Basic – EPS	$0.72	$(0.33)	$(0.32)	$1.39
Diluted – EPS	$0.70	$(0.33)	$(0.32)	$1.36

2003
Net sales	$411,008	$193,023	$152,055	$277,607
Gross profit	165,947	71,483	58,519	100,190
Net income	$51,535	$14,623	$5,696	$26,264

Per share data:
Basic – EPS	$1.26	$0.35	$0.13	$0.60
Diluted – EPS	$1.22	$0.35	$0.13	$0.58

Under accounting principles generally accepted in the United States of America, quarterly computations of earnings per share must stand on their own and, therefore, the sum of basic and diluted EPS numbers for each of the four quarters of 2004 and 2003 may not equal full year basic and diluted EPS. Basic and diluted EPS for each quarter of 2004 and 2003 is computed using the weighted average number of shares outstanding during the quarter, while basic and diluted EPS for the full year is computed using the weighted average number of shares outstanding during the more extended period of time.

18.      CONSOLIDATION OF DISTRIBUTION FACILITIES

In January 2003, based on management’s strategy to consolidate the Company’s distribution business, and after taking into account the relative cost savings involved, the Company closed its warehouse operations in Ottawa, Illinois and College Point, New York. Operations at these warehouses ceased by January 31 and the business conducted there was consolidated with the operations of the Company’s Jack of All Games distribution facility in Ohio.

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

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

These costs are included in general and administrative expense for the year ended October 31, 2003, except for the intangibles impairment which is included in depreciation and amortization expense, and are summarized in the table below:

	Lease Termination Costs	Fixed Asset Dispositions	Intangibles Impairments	Other Exit Costs	Total

Provisions during year ended October 31, 2003	$1,607	$999	$4,407	$15	$7,028
Asset write-offs	(65)	(999)	(4,407)	(3)	(5,474)
Cash payments	(1,542)	—	—	(12)	(1,554)

Remaining Obligations at October 31, 2003	$––	$––	$––	$––	$––

19.      SEGMENT INFORMATION

The Company is a publisher and distributor of interactive software games. The Company’s operations involve similar products and customers worldwide. The products are developed and sold domestically and internationally. The Company is centrally managed and the chief operating decision makers, the chief executive and chief operating officers, use consolidated financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single segment.

Information about the Company’s total non-current assets in the United States and international areas as of October 31, 2004 and 2003 are presented below:

	2004	2003

Total non-current assets:
United States	$163,709	$118,683
Canada	23,427	17,520
International:
United Kingdom	31,263	25,739
All other Europe	16,809	19,275
Other	10,364	12,839

Total	$245,572	$194,056

Information about the Company’s net sales in the United States and international areas for the years ended October 31, 2004, 2003 and 2002 are presented below (net sales are attributed to geographic areas based on product destination):

	2004	2003	2002

United States	$712,999	$667,580	$606,467
Canada	104,373	77,360	28,965
International:
United Kingdom	99,896	88,381	47,021
All other Europe	173,880	175,717	98,490
Asia Pacific	35,280	22,885	12,593
Other	1,323	1,770	1,140

Total	$1,127,751	$1,033,693	$794,676

Domestic (1)	72.5%	72.1%	80.0%
International	27.5%	27.9%	20.0%

(1) includes Canada

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

Information about the Company’s net sales by product category for the years ended October 31, 2004, 2003 and 2002 are presented below:

	2004	2003	2002

Product category:
Publishing	$768,482	$671,892	$568,492
Distribution	359,269	361,801	226,184

Total	$1,127,751	$1,033,693	$794,676

Publishing revenue is derived from the sale of internally developed interactive software titles or from the sale of titles licensed from third-party developers. Distribution revenue is derived from the sale of third-party interactive software titles, hardware and accessories.

Information about the Company’s net sales by product platforms for the years ended October 31, 2004, 2003 and 2002 are presented below:

		2004	2003	2002

Platforms:
	Sony PlayStation 2	$639,625	$591,205	$473,214
	Sony PlayStation	24,244	58,334	58,718
	Microsoft Xbox	222,165	84,112	54,144
	PC	69,653	147,275	102,734
	Nintendo Game Boy Color, Game Boy Advance and 64	72,130	48,547	20,348
	Nintendo GameCube	39,732	29,085	17,761
	SEGA Dreamcast	6	109	1,602
	Accessories	24,505	20,165	31,734
	Hardware	35,691	54,861	34,421

Total		$1,127,751	$1,033,693	$794,676

For the years ended October 31, 2004, 2003 and 2002, the Company’s five largest customers accounted for 38.9%, 38.6%, and 31.4% of net sales, respectively. For the years ended October 31, 2004 and 2003, one customer accounted for $117,236 and $117,636, or 10.4% and 11.4%, of net sales, respectively.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

20.      NET INCOME PER SHARE

The following table provides a reconciliation of basic earnings per share to diluted earnings per share for the years ended October 31, 2004, 2003, and 2002.

	Net Income	Shares (in thousands)	Per Share Amount

Year Ended October 31, 2004
Basic	$65,378	44,736	$1.46
Effect of dilutive securities – Stock options, restricted stock and warrants	—	946

Diluted	$65,378	45,682	$1.43

Year Ended October 31, 2003
Basic	$98,118	41,965	$2.34
Effect of dilutive securities – Stock options, restricted stock, and warrants	—	1,332

Diluted	$98,118	43,297	$2.27

Year Ended October 31, 2002
Basic	$71,563	38,030	$1.88
Effect of dilutive securities – Stock options and warrants	—	1,540

Diluted	$71,563	39,570	$1.81

The computation for diluted number of shares excludes those unexercised stock options and warrants, which are antidilutive. The number of such shares was 579,000, 1,000,000 and 143,000 for the years ended October 31, 2004, 2003, 2002, respectively.

21.      RELATED PARTY TRANSACTIONS

Effective June 2004, warehouse operations for our Italian subsidiary are provided by an entity owned by the Managing Director of the subsidiary. In 2004, the Company paid $202 for these services. The Company believes this arrangement is on terms no less favorable than could be obtained from an unaffiliated third-party.

The Company’s former corporate headquarters were leased under a non-cancelable operating lease with a company controlled by the father of the former chairman of the board. The lease expired in March 2004. Rent expense and certain utility expenses under this lease amounted to $166, $444, and $403, for the years ended October 31, 2004, 2003, and 2002, respectively.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, in this day of December 2004.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
By:	/s/ Richard W. Roedel

Richard W. Roedel
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard W. Roedel	Chief Executive Officer	December 20, 2004
(Principal Executive Officer)
Richard W. Roedel

/s/ Karl H. Winters	Chief Financial Officer (Principal	December 20, 2004
Financial and Accounting Officer)
Karl H. Winters

/s/ Robert Flug	Director	December 20, 2004

Robert Flug

/s/ Steven Tisch	Director	December 20, 2004

Steven Tisch

/s/ Oliver R. Grace, Jr.	Director	December 20, 2004

Oliver R. Grace, Jr.

/s/ Todd Emmel	Director	December 20, 2004

Todd Emmel

/s/ Mark Lewis	Director	December 20, 2004

Mark Lewis

/s/ Paul Eibeler	President and Director	December 20, 2004

Paul Eibeler

/s/ Barbara A. Kaczynski	Director	December 20, 2004

Barbara A. Kaczynski

Back to Index

SCHEDULE II

Take-Two Interactive Software, Inc. and Subsidiaries
Valuation and Qualifying Accounts

(In thousands)

	Additions (A)

Description	Balance at Beginning of Period	Revenue Reductions(D)	Expenses and Other Costs (E)	Deductions (B)	Other (C)	Balance at End of Period

Year Ended October 31, 2004

Allowances	$62,817	$174,150	$26,532	$194,667	$3,383	$72,215

Year Ended October 31, 2003

Allowances	$30,806	$112,682	$11,969	$94,937	$2,297	$62,817

Year Ended October 31, 2002

Allowances	$32,350	$62,522	$11,979	$76,714	$669	$30,806

(A)	Includes increases in allowance for sales returns and doubtful accounts due to normal reserving terms.

(B)	Includes actual write-offs of uncollectible accounts receivable or sales returns and recoveries of previously written off receivables.

(C)	Includes $2,265 of which $1,118 related to acquisitions, $2,297 and $669 related to foreign exchange in 2004, 2003 in 2002.

(D)	Includes price concessions of $57,287, $45,919 and $29,513; returns of $66,066, $47,342 and $28,350; other sales allowances including rebates and discounts of $50,797, $19,421 and $4,659 for the year ended October 31, 2004, 2003 and 2002, respectively.

(E)	Includes $22,137, $7,647 and $9,574 related to cooperative advertising for the year ended October 31, 2004, 2003 and 2002. Also includes $4,395, $4,322 and $2,405 related to allowance for bad debts for the year ended October 31, 2004, 2003 and 2002.