Form 10-K/A
period 2004-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2005-02-25
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended October 31, 2004

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ___ to ___

0-29230
(Commission File No.)
TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	51-0350842
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

622 Broadway, New York, New York 10012
 (Address of principal executive offices including zip code)

Registrant's telephone number, including area code: (646) 536-2842

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K. | X |

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $1,283,000,000.

As of December 10, 2004, there were 46,091,024 shares of the Registrant's common stock outstanding.

Documents Incorporated by Reference: None

PART III

Item 10. Directors and Executive Officers of the Registrant

Following is information with respect to our executive officers and directors:

Richard W. Roedel, age 55, has been Chairman of the Company since April 2004, and was the Company’s Chief Executive Officer from June 2004 to January 2005. Mr. Roedel was Chair of the Audit Committee from November 2002 to April 2004 and has been a director of the Company since November 2002. From April 1999 to March 2000, Mr. Roedel was Chairman and Chief Executive Officer of the accounting firm BDO Seidman, LLP. Prior to that, he was the Managing Partner of BDO Seidman’s New York Metropolitan Area from 1994 to 1999, the Managing Partner of its Chicago office from 1990 to 1994 and an Audit Partner from 1985 to 1990. Mr. Roedel received a B.S. degree in accounting and economics from The Ohio State University and is a Certified Public Accountant. Mr. Roedel is a director of Brightpoint, Inc., a publicly held provider of outsourced services in the wireless telecommunications and data industry, and Dade Behring Holdings, Inc., a publicly held medical diagnostics equipment and related product manufacturer.

Paul Eibeler, age 49, has been Chief Executive Officer of the Company since January 2005, and President and a director of the Company since April 2004. Mr. Eibeler was President of the Company from July 2000 to June 2003 and a director from December 2000 to February 2003. Prior to that, Mr. Eibeler was a consultant for Microsoft’s Xbox launch team. From July 2003 to October 2003, Mr. Eibeler was President and Chief Operating Officer of Acclaim Entertainment’s North America Division, a publisher of video games and, from 1998 to 1999, Mr. Eibeler served as Acclaim North America’s Executive Vice President and General Manager. Acclaim Entertainment filed a petition under chapter 11 of the federal bankruptcy code in October 2004. During the seven years prior to that, Mr. Eibeler held various executive positions with Impact, Inc., a leading supplier of licensed toys and school supplies. Mr. Eibeler is a director of Dwango North America Corp., a publicly held developer and distributor of entertainment content and applications for mobile phones. Mr. Eibeler received a B.A. degree from Loyola College in 1978.

Karl H. Winters, age 46, has been Chief Financial Officer of the Company since February 2002. From April 2000 to June 2001, Mr. Winters was the Chief Financial Officer of ModelWire, Inc., a company engaged in marketing imaging database products. From September 1993 to December 1999, Mr. Winters served in various positions, most recently as Vice President of Trace International Holdings, Inc., a private holding company that held significant interests in United Auto Group, Inc., a consolidator of new car dealerships, and Foamex International Inc., a manufacturer of polyurethane products. From 1993 to 1999, Mr. Winters held executive positions at United Auto and Foamex, most recently as United Auto’s Chief Financial Officer and Executive Vice President. Trace International filed a petition under chapter 11 of the federal bankruptcy code in July 1999. From 1983 to 1993, Mr. Winters was a Senior Audit Manager for Coopers & Lybrand. Mr. Winters is a C.P.A. and received an M.B.A. from the University of Michigan and a B.A. in business economics with a concentration in accounting from Calvin College.

Gary Lewis, age 42, has been Global Chief Operating Officer of the Company since April 2004. From February 2001 to April 2004, Mr. Lewis was International Managing Director of the Company, and has served in various international management roles with the Company since 1997.

Samuel A. Judd, age 47, has been Senior Vice President of Planning & Administration of the Company since July 2004. Prior to joining the Company, and since 1993, Mr. Judd was employed by Viacom, Inc., serving initially as Vice President of Administration & Strategic Planning and, from June 1998 to December 2003, as Chief Financial Officer and Senior Vice President of Operations of Viacom’s Simon & Schuster division. Prior to that, Mr. Judd was employed in Finance and Business Planning for IBM and PepsiCo, and spent several years in strategy consulting. Mr. Judd graduated Phi Beta Kappa with a B.A. in Economics from Cornell University and received an M.B.A. from the University of Pennsylvania's Wharton School of Business.

Oliver R. Grace, Jr., age 50, has been a director of the Company since April 1997. Since 1990, Mr. Grace, a private investor, has been the Chairman of the Board of Moscow Cablecom Corp. (formerly known as Anderson Group, Inc.), which provides broadband cable services to the city of Moscow. Mr. Grace is a general partner of Anglo American Security Fund, L.P., a private investment fund. Mr. Grace received a B.A. in Business Administration from Vanderbilt University.

Robert Flug, age 56, has been a director of the Company since February 1998. Mr. Flug has been the President and Chief Operating Officer of S.L. Danielle, a women's apparel company, since September 1987. Mr. Flug received a B.S. in Business Administration from New York University.

Todd Emmel, age 42, has been a director of the Company since February 2002. Mr. Emmel served as Chairman of the Audit Committee from April 2004 to July 2004. Since August 2003, Mr. Emmel has served as Director, Structured Products for John Hancock Financial Services, a financial and insurance services company. From November 1999 until June 2002, Mr. Emmel was a First Vice President at Ambac Assurance Corporation, a financial insurance company. From May 1999 to November 1999, Mr. Emmel was Chief Credit Officer at Structured Credit Partners, a private credit arbitrage firm. From March 1998 to May 1999, Mr. Emmel was a Managing Director of DVI Private Capital Group, a private equity fund. From April 1990 to March 1998, Mr. Emmel held various positions at Union Bank of Switzerland, most recently as a Managing Director. Prior to this, Mr. Emmel was an Associate at both Drexel Burnham Lambert, from June 1988 to February 1990, and at E.F. Hutton from July 1987 to February 1988. Mr. Emmel received an M.B.A. from Carnegie Mellon University and a B.S. in accounting from Miami University.

Mark Lewis, age 55, has been a director of the Company since May 2001. For the fifteen years prior to February 2001, Mr. Lewis held various positions with Electronic Arts, Inc., a publisher of video games, most recently as Senior Vice President of International Operations. Mr. Lewis has been a director of Muse Communications Corp., a broadband technology company, since November 1997. Mr. Lewis received a B.A. in English and graduated Cum Laude from Yale University.

Steven Tisch, age 56, has been a director of the Company since April 2002. Since 1986, Mr. Tisch has been an independent motion picture producer. Mr. Tisch is the Oscar Award winning producer of Forrest Gump, the 1994 winner for Best Picture. Since May 2000, Mr. Tisch has been a partner of Escape Artists, a private independent film company, and a director of Classic Media, an owner of franchise entertainment properties. Since June 2002, Mr. Tisch has been a director of Film Roman, Inc., a publicly held television and motion picture production company. From 1976 to 1986, Mr. Tisch was a principal of Tisch/Avnet Productions, a production company with credits such as Risky Business. Mr. Tisch is a member of the Board of Directors of the Tisch School of the Arts at New York University and The Geffen Theatre in Los Angeles. Mr. Tisch received a B.A. in Sociology from Tufts University.

Barbara Kaczynski, age 45, has been a director of the Company and Chair of the Audit Committee since July 2004. Prior to joining the Company, Ms. Kaczynski was Chief Financial Officer of the National Football League from March 2001 to February 2003. Prior thereto, from February 2000 to September 2000, Ms. Kaczynski was Chief Financial Officer of Tipping Point Technologies, Inc. (formerly Netpliance, Inc.), a company engaged in providing network-based security systems; from April 1999 to November 1999, Chief Operating Officer and Chief Financial Officer of Adsmart Corporation, a company engaged in Internet advertising; and from June 1987 to December 1996, served in various capacities at Time, Inc., most recently as Vice President of Finance and Controller from September 1993 to December 1996. Ms. Kaczynski was a Senior Accountant at Price Waterhouse from 1980 to 1983. Ms. Kaczynski received an MBA in Finance from New York University’s Stern School of Business Administration.

Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on a review of Forms 3, 4 and 5 furnished to the Company with respect to its most recent fiscal year, the Company believes that all reporting persons currently required to file reports under Section 16 of the Securities Exchange Act of 1934 filed such reports on a timely basis.

Audit Committee. The Company has established an Audit Committee of the Board of Directors, currently comprised of Ms. Kaczynski (Chair) and Messrs. Grace, Flug and Emmel, each of whom is an “independent” director as defined under the rules of the NASD. Ms. Kaczynski qualifies as a “financial expert” under federal securities laws.

Code of Ethics. In March 2002, the Company adopted a written code of ethics, as amended, that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to Take-Two Interactive Software, Inc., 622 Broadway, New York, New York 10012, Attention: Director of Corporate Communications.

Item 11. Executive Compensation

The following table sets forth the cash compensation paid by the Company during the fiscal years ended October 31, 2002, 2003 and 2004 to its Chief Executive Officer and four most highly compensated executive officers other than its Chief Executive Officer, each of whom was serving at the end of the fiscal year ended October 31, 2004 and whose salary and bonus exceeded $100,000 (the "Named Executives"):

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards(1)
Name and Principal Position	Year Ended October 31,	Salary($)	Bonus($)	Other Annual Compensation(2)	Restricted Stock Awards ($)(3)	Securities Underlying Options(#)
Richard Roedel Chairman (4)	2004	360,000	—	—	229,250	48,000
Paul Eibeler Chief Executive Officer and President (5)	2004 2003 2002	330,000 296,153 430,385	300,000 650,000 112,500	— — —		300,000 50,000 50,000
Karl H. Winters Chief Financial Officer	2004 2003 2002	325,000 326,250 222,115	15,000 265,000 207,500	— — —		— — 200,000
Gary Lewis Global Chief Operation Officer (6)	2004 2003 2002	450,883 258,027 182,705	500,000 503,580 132,923	—	638,000	145,000 20,000 —
Samuel Judd Senior Vice President of Planning and Administration (7)	2004	97,731	55,000	—	468,000	105,000
Ryan A. Brant Vice President of Publishing (8)	2004 2003 2002	750,000 752,884 641,058	1,600,000 2,909,500 1,993,330	— — —	1,808,000 3,432,750	— 300,000 200,000
Jeffrey Lapin (9)	2004 2003	290,000 542,500	470,000 200,000	— —		— 400,000(10)
Kelly Sumner (11)	2004 2003 2002	625,000 607,019 473,910	— 1,862,500 450,000	— —		— 100,000 100,000

(1)  Except for options granted to Mr. Eibeler in fiscal 2004, all securities listed in the table were issued under stockholder approved plans.

(2)  The aggregate value of benefits to be reported under the “Other Annual Compensation” column did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the Named Executives.

(3)  The amounts shown in this column represent the dollar value of the restricted stock on the date of grant. In fiscal 2003, Messrs. Lewis and Brant received restricted stock awards of 4,000 and 150,000 shares, respectively. In fiscal 2004, Messrs. Roedel, Lewis, Judd and Brant received restricted stock awards of 7,000, 20,000, 15,000 and 60,000 shares, respectively. At October 31, 2004, the number of shares of restricted stock held by Messrs. Roedel, Lewis, Judd and Brant was 7,000, 20,000, 15,000 and 108,647 shares, respectively, and the value of such shares was $230,720, $659,200, $494,400 and $3,581,005, respectively. Mr. Roedel’s shares were granted in March 2004, one-third of which vest on March 13, 2005 and the balance vest ratably during the twelve months ending January 31, 2006. Mr. Lewis’ shares were granted in April 2004 and vest as to one-half of the shares on each of April 14, 2005 and 2006. Mr. Judd’s shares were granted in July 2004 and vest as to one-third of the shares on each of July 30, 2005, 2006 and 2007. Of the 150,000 shares granted to Mr. Brant in fiscal 2003, 75,000 shares were granted in January 2003 and 75,000 were granted in May 2003, all of which vested as of January 31, 2005. The shares granted to Mr. Brant in May 2004 vest on May 1, 2005. During the restricted period, all shares are entitled to receive dividends paid on the common stock.

(4)  Mr. Roedel became Chief Executive Officer in June 2004 and resigned from that position in January 2005.

(5)  Mr. Eibeler rejoined the Company as President in April 2004, and became Chief Executive Officer in January 2005.

(6)  Mr. Lewis became Global Chief Operating Officer in April 2004.

(7)  Mr. Judd became Senior Vice President in July 2004.

(8)  Mr. Brant resigned as Chairman in March 2004, and serves in a non-executive capacity.

(9)  Mr. Lapin resigned as Chief Executive Officer in April 2004.

(10)  Of such options, 266,667 options were forfeited upon Mr. Lapin’s resignation.

(11)  Mr. Sumner served in an executive capacity prior to January 2003, and served in a non-executive capacity until his resignation in November 2004.

The following table sets forth information concerning options granted in the fiscal year ended October 31, 2004 to the Named Executives:

Option Grants in Fiscal Year Ended October 31, 2004

	Individual Grants(1)
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%($)	10%($)
Richard Roedel	48,000	2	31.92	04/13/09	423,308	935,399
Paul Eibeler	300,000	15	31.92	04/13/09	2,645,672	5,846,244
Karl Winters	—	—	—	—	—	—
Gary Lewis	145,000	7	31.92	04/13/09	1,278,792	2,825,684
Sam Judd	90,000	5	31.24	07/27/09	776,793	1,716,510
Ryan A. Brant	—	—	—	—	—	—
Jeffrey C. Lapin	—	—	—	—	—	—
Kelly Sumner	—	—	—	—	—	—

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

The following table sets forth information concerning the value of options exercised during the fiscal year ended October 31, 2004 and the value of unexercised stock options held by the Named Executives as of October 31, 2004:

Aggregated Option Exercises and Year End Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at October 31, 2004 (#)		Value of Unexercised In-the-Money Options at October 31, 2004 ($)*
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard Roedel	—	—	59,000	24,000	276,260	24,960
Paul Eibeler	—	—	50,000	250,000	52,000	260,000
Karl Winters	5,000	79,700	160,000	—	2,364,800	—
Gary Lewis	5,000	103,413	40,000	120,000	271,156	124,800
Sam Judd	—	—	—	90,000	—	154,800
Ryan A. Brant	56,523	998,519	2,646	—	—	—
Jeffrey C. Lapin	133,333	257,610	—	—	—	—

*Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the common stock, which was $32.96 on October 29, 2004.

Director Compensation

For the fiscal year ended October 31, 2004, each non-employee director received a cash retainer of $60,000 (pro rated in the case of Mr. Roedel and Ms. Kaczynski). During the year, Mr. Roedel received $63,125 for serving as a non-employee director, including as Chair of the Audit Committee until April 2004. Ms. Kaczynski received $27,708 and options to purchase 25,000 shares for serving as a non-employee director, including as Chair of the Audit Committee since July 2004. In addition to cash retainers, Mr. Flug received $25,000 for serving as the Chairman of the Compensation Committee and $55,000 for serving on an Interim Executive Committee of the Board; Mr. Emmel received $20,000 for serving as Chairman of the Corporate Governance Committee; and Mr. Lewis received $30,000 for serving on an Interim Executive Committee of the Board. Each member of the Audit Committee also received $10,000. For the fiscal year ending October 31, 2004, each non-employee director received a restricted stock award of 4,000 shares (Mr. Roedel received 7,000 shares) vesting over a three-year period.

Employment Agreements

The Company has entered into a one-year agreement with Richard W. Roedel, which expires January 31, 2006 and provides for annual compensation of $665,000 for serving as Chairman of the Board and a consultant. The agreement may be terminated by either party after June 1, 2005, provided that the Company is obligated to continue to compensate Mr. Roedel through the remaining term.

The Company has entered into a letter agreement with Paul Eibeler for a three-year term commencing April 2004. The agreement provides that Mr. Eibeler is entitled to receive an annual salary of $600,000 and a bonus of $50,000 for each fiscal quarter, provided that the Company achieves certain financial targets for each period. The Company and Mr. Eibeler are negotiating a new agreement.

The Company has entered into an agreement with Gary Lewis for a two-year term commencing April 2004. The Agreement provides that Mr. Lewis is entitled to receive an annual salary of $600,000 and an annual bonus of $600,000, provided that Mr. Lewis and the Company achieves certain quantitative and qualitative performance criteria.

The Company has entered into an employment agreement with Karl H. Winters, which expires in February 2006. The agreement provides that Mr. Winters is entitled to an annual salary of $325,000 and a bonus based on Mr. Winters’ performance in implementing certain objectives of the Audit Committee of the Board of Directors.

The Company entered into a three-year agreement with Sam Judd commencing July 2004. The agreement provides that Mr. Judd is entitled to an annual salary of $385,000 and an annual bonus of $275,000, provided that Mr. Judd and the Company achieves certain qualitative and quantitative performance criteria.

The Company has entered into an employment agreement, as amended, with Ryan A. Brant, which expires in March 2008. The agreement provides that Mr. Brant will serve as Vice President of Publishing, a non-executive position, and is entitled to receive an annual salary of $750,000 and a bonus of $650,000.

Each agreement provides that if employment is terminated under certain circumstances, including in the event of a change of control, the executive will be entitled to certain severance compensation. The employment agreements also contain confidentiality and non-competition provisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information as of February 11, 2005 relating to the beneficial ownership of shares of the Company’s common stock by (i) each person or entity who is known by the Company to own beneficially 5% or more of the outstanding common stock, (ii) each director, (iii) each of the Named Executives and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percentage of Outstanding Common Stock Beneficially Owned
FMR Corp (3)	6,738,730	14.4%
Wellington Management Company, LLP (3)	5,499,630	11.8
J & W Seligman & Co. Incorporated (3)	5,346,100	11.5
Oppenheimer Funds, Inc. (3)	4,516,130	9.7
Oliver R. Grace, Jr. (4)	472,213	1.0
Robert Flug (5)	101,365	*
Mark Lewis (6)	21,333	*
Todd Emmel (7)	36,683	*
Steven Tisch (8)	36,333	*
Richard W. Roedel (9)	77,333	*
Karl H. Winters (10)	160,000	*
Paul Eibeler (10)	50,000	*
Barbara Kaczynski	—	*
Gary Lewis (11).	110,000	*
Sam Judd	—	*
Ryan Brant (12)	170,240	*
Kelly Sumner	—	*
All directors and executive officers as a group (eleven persons) (13)	1,065,260	2.3%

*         Less than 1%.

(1)  Unless otherwise indicated, the address of each beneficial owner is Take-Two Interactive Software, Inc., 622 Broadway, New York, New York 10012.

(2)  Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. A person is deemed to be the beneficial owner of securities that may be acquired by such person within 60 days from February 8, 2005 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of February 8, 2005 have been exercised. This table does not include shares of unvested restricted stock held by the persons named in the table.

(3)  Based on Schedules l3G filed with the Securities and Exchange Commission.

(4)  Represents 381,880 shares owned of record by Anglo American Security Fund, L.P., of which Mr. Grace is a general partner, 1,333 shares of restricted stock held by Mr. Grace and 89,000 shares underlying options held by Mr. Grace.

(5)  Represents 23,600 shares held by S/L/ Danielle, Inc., 1,333 shares of restricted stock held by Mr. Flug and 80,432 shares underlying options held by Mr. Flug.

(6)  Includes 20,000 shares underlying options.

(7)  Includes 35,350 shares underlying options.

(8)  Includes 35,000 shares underlying options.

(9)  Includes 75,000 shares underlying options.

(10)  Represents shares underlying options.

(11)  Includes 100,000 shares underlying options.

(12)  Includes 2,646 shares underlying options.

(13)  Includes 647,428 shares underlying options.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of October 31, 2004.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,989,259 (1)	$25.90	1,705,017
Equity compensation plans not approved by security holders	1,512,242 (2)	$18.99	—
Total	5,501,501	$24.00	1,705,017

(1)  Includes 338,593 shares of restricted stock under the Incentive Stock Plan.

(2)  Represents shares of common stock underlying individual option grants. The options are five years in duration, expire at various dates between 2005 and 2009, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP is the Company's independent auditor who reported on the financial statements of the Company for the fiscal years ended October 31, 2002, 2003 and 2004.

The aggregate fees billed by the Company’s independent auditor for the fiscal years ended October 31, 2004 and 2003 are set forth below. The Audit Committee believes that the services performed by the Company’s independent auditor were compatible with maintaining such auditor’s independence.

	2004	2003
Audit (1)	$1,904,000	$2,927,929
Audit Related (2)	44,000	35,089
Tax (3)	833,000	1,852,054
All Other	—	—

Total	$2,781,000	$4,815,072

(1)  Includes financial statement and statutory audits. Fiscal 2003 fees also include amounts relating to a financial statement restatement.

(2)  Includes benefit plan audits.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused the amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on this 22nd day of February 2005.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

By:	/s/ Karl H. Winters
Karl H. Winters Chief Financial Officer
Title

