Form 10-K/A
period 2004-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2005-03-04
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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

Explanatory Note

This Form 10-K/A (Amendment No. 2) is being filed solely to file updated officer certifications (items 1 and 2 thereof) under Section 302 of the Sarbanes-Oxley Act of 2002 which are being filed with this report as Exhibits 31.1. and 31.2. For purposes of the updated Exhibits 31.1 and 31.2 being filed herewith the references therein to “Reports” refers to the Annual Report on Form 10-K/A dated February 22, 2005 filed by Take-Two Interactive Software, Inc. with the SEC on February 25, 2005 and this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused the amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on this 3rd day of March 2005.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

By: /s/ Karl H. Winters
Karl H. Winters
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.