Form 10-Q
period 2005-01-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2005-03-10
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF l934.

For the quarterly period ended January 31, 2005

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

As of March 7, 2005, there were 46,828,283 shares of the Registrant’s Common Stock outstanding.

Back to Contents

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets – As of January 31, 2005 and October 31, 2004 (unaudited)	1

	Consolidated Condensed Statements of Operations – For the three months ended January 31, 2005 and 2004 (unaudited)	2

	Consolidated Condensed Statements of Cash Flows – For the three months ended January 31, 2005 and 2004 (unaudited)	3

	Consolidated Condensed Statements of Stockholders’ Equity – For the year ended October 31, 2004 and the three months ended January 31, 2005 (unaudited)	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	34

Item 6.	Exhibits	34

	Signatures	35

Back to Contents

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
As of January 31, 2005 and October 31, 2004
(In thousands, except share data)

	January 31, 2005	October 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$303,070	$155,095
Accounts receivable, net of allowances of $79,796 and $72,215 at January 31, 2005 and October 31, 2004, respectively	136,515	285,709
Inventories, net	134,103	154,345
Software development costs	34,827	33,980
Licenses	6,689	4,240
Prepaid expenses and other current assets	49,535	60,018
Deferred tax asset	11,699	11,554

Total current assets	676,438	704,941

Fixed assets, net	37,952	34,291
Software development costs, net of current portion	53,181	30,342
Licenses, net of current portion	1,800	1,425
Goodwill	163,631	135,477
Intangibles, net	57,375	36,104
Long-term deferred tax asset	6,219	6,219
Other assets	2,316	1,714

Total assets	$998,912	$950,513

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$87,409	$163,961
Accrued expenses and other current liabilities	174,659	125,567
Income taxes payable	14,934	17,319

Total current liabilities	277,002	306,847
Other long-term liabilities	2,741	2,963
Deferred tax liability	9,937	5,233

Total liabilities	289,680	315,043

Stockholders’ equity
Common stock, par value $.01 per share; 100,000,000 shares authorized; 46,393,738 and 45,439,651 shares issued and outstanding at January 31, 2005 and October 31, 2004, respectively	464	454
Additional paid-in capital	410,227	382,156
Deferred compensation	(14,905)	(3,896)
Retained earnings	305,651	250,402
Accumulated other comprehensive income	7,795	6,354

Total stockholders’ equity	709,232	635,470

Total liabilities and stockholders’ equity	$998,912	$950,513

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Operations (Unaudited)
For the three months ended January 31, 2005 and 2004
(In thousands, except per share data)

	Three months ended January 31,

	2005	2004

Net sales	$502,474	$375,512

Cost of sales
Product costs	237,485	224,378
Royalties	80,209	19,998
Software development costs	4,205	3,982

Total cost of sales	321,899	248,358

Gross profit	180,575	127,154
Operating expenses
Selling and marketing	50,931	35,902
General and administrative	28,687	24,040
Research and development	23,417	13,429
Depreciation and amortization	4,786	3,745

Total operating expenses	107,821	77,116

Income from operations	72,754	50,038
Interest income, net	540	426

Income before income taxes	73,294	50,464

Provision for income taxes	18,045	18,706

Net income	$55,249	$31,758

Per share data:
Basic:
Weighted average common shares outstanding	45,686	44,386

Net income per share	$1.21	$0.72

Diluted:
Weighted average common shares outstanding	46,516	45,421

Net income per share	$1.19	$0.70

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
For the three months ended January 31, 2005 and 2004
(In thousands)

	Three months ended January 31,

	2005	2004

Cash flows from operating activities:
Net income	$55,249	$31,758
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,786	3,745
Loss on disposal of fixed assets	15	—
Amortization of intellectual property and other	3,365	10,794
Amortization of compensatory stock	4,774	833
Amortization of software development costs and licenses	14,614	10,117
Provision for doubtful accounts, returns and sales allowances	50,630	42,308
Write-off of software development costs and licenses	3,364	1,300
Tax benefit from exercise of stock options	3,750	717
Foreign currency transaction loss (gain)	147	(10)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	115,630	(13,991)
Decrease (increase) in inventories	20,363	(8,268)
Increase in software development costs	(41,530)	(10,142)
Increase in licenses	(3,297)	(2,222)
Decrease in prepaid expenses and other current assets	4,519	8,765
Increase in other non-current assets	(602)	(7)
(Decrease) increase in accounts payable	(78,421)	6,160
Increase (decrease) in accrued expenses and other liabilities	34,761	(5,037)
(Decrease) increase in income taxes payable	(2,641)	11,076

Net cash provided by operating activities	189,476	87,896

Cash flows from investing activities:
Purchase of fixed assets	(5,651)	(2,947)
Acquisition of intangible assets	(20,000)	(3,100)
Acquisitions, net of cash acquired	(23,244)	(16,032)

Net cash used in investing activities	(48,895)	(22,079)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,365	2,433
Other financing	(27)	(26)

Net cash provided by financing activities	7,338	2,407

Effect of foreign exchange rates	56	2,452

Net increase in cash for the period	147,975	70,676

Cash and cash equivalents, beginning of the period	155,095	183,477

Cash and cash equivalents, end of the period	$303,070	$254,153

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited) (continued)
For the three months ended January 31, 2005 and 2004
(In thousands)

	Three months ended January 31,

	2005	2004

Supplemental information on businesses acquired:
Fair value of assets acquired:
Current assets	$111	$1,432
Non-current assets	1,196	750
Intangible assets	5,300	7,690
Goodwill	24,850	17,079
Less: liabilities assumed
Current liabilities	(1,797)	(5,759)

Net assets of businesses acquired, excluding cash	$29,660	$21,192

Cash paid for businesses acquired	$24,000	$16,827
Less: cash acquired	(756)	(795)

Net cash paid for businesses acquired	23,244	16,032
Additional payments in connection with acquisition (See Note 4)	6,416	—
Issuance of restricted stock in connection with acquisition	—	5,160

Total consideration	$29,660	$21,192

Supplemental cash flow information:
Issuance of warrants to licensor	$1,183	$—
Cash paid for taxes	18,821	1,031
Cash paid for interest	50	60

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Equity (Unaudited)
For the year ended October 31, 2004 and the three months ended January 31, 2005
(In thousands)

	Common Stock

	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, October 31, 2003	44,227	$442	$350,852	$(1,890)	$185,024	$(936)	$533,492

Foreign currency translation adjustment	—	—	—	—	—	7,290	7,290
Net income	—	—	—	—	65,378	—	65,378

Comprehensive income							72,668

Proceeds from exercise of stock options and warrants	885	9	16,674	—	—	—	16,683
Amortization of deferred compensation	—	—	—	3,331	—	—	3,331
Issuance of common stock in connection with acquisition	164	2	5,158	—	—	—	5,160
Issuance of compensatory stock	164	1	5,336	(5,337)	—	—	—
Tax benefit in connection with the exercise of stock options	—	—	4,136	—	—	—	4,136

Balance, October 31, 2004	45,440	$454	$382,156	$(3,896)	$250,402	$6,354	$635,470

Foreign currency translation adjustment	—	—	—	—	—	1,441	1,441
Net income	—	—	—	—	55,249	—	55,249

Comprehensive income							56,690

Proceeds from exercise of stock options and warrants	504	5	7,360	—	—	—	7,365
Amortization of deferred compensation	—	—	—	4,774	—	—	4,774
Issuance of warrants to licensor	—	—	1,183	—	—	—	1,183
Issuance of compensatory stock and stock options	450	5	15,778	(15,783)	—	—	—
Tax benefit in connection with the exercise of stock options	—	—	3,750	—	—	—	3,750

Balance, January 31, 2005	46,394	$464	$410,227	$(14,905)	$305,651	$7,795	$709,232

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
(Dollars in thousands, except per share amounts)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The unaudited Consolidated Condensed Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates and assumptions relate to the adequacy of allowances for returns, price concessions and doubtful accounts, the recoverability of software development costs, licenses and other intangibles, valuation of inventories and realization of deferred income taxes. Actual amounts could differ significantly from these estimates.

Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximates fair value because of their short maturities.

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

The Company transacts business in various foreign currencies and has significant sales and purchase transactions denominated in foreign currencies. The Company uses forward exchange contracts to seek to mitigate foreign currency risk associated with foreign currency assets and liabilities, primarily certain intercompany receivables and payables. The Company does not designate foreign currency forward contracts as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result the Company marks to market its foreign currency forward contracts each period and any gains and losses are recognized in net income. At January 31, 2005, the Company has forward contracts to buy British pounds through March 15, 2005. The notional value and fair value of such contracts were $3,406 and $3,407, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company is currently analyzing the method of adoption and impact of the adoption of this standard, effective August 1, 2005. However, it is expected to have an impact on the Company’s consolidated financial statements similar to the pro forma disclosure under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) (See Note 3).

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchange of Nonmonetary Assets – an amendment of APB Opinion No. 29”. SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe the adoption of SFAS 153 will have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs – an amendment of ARB No. 43, Chapter 4”. SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB”) 43, “Restatement and Revision of Accounting Research Bulletins”, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 151 will have a material impact on the Company’s consolidated financial statements.

3.    STOCK-BASED COMPENSATION

The Company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions under SFAS 123.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s net income and the net income per share would have been reduced to the pro forma amounts indicated below.

	Three months ended January 31,

	2005	2004

Net income, as reported	$55,249	$31,758
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,934	509

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,841)	(4,061)

Pro forma, net income	$51,342	$28,206

Earnings per share:
Basic – as reported	$1.21	$0.72
Basic – pro forma	$1.12	$0.64

Diluted – as reported	$1.19	$0.70
Diluted – pro forma	$1.10	$0.62

The pro forma disclosures shown are not representative of the effects on net income and the net income per share in future periods.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

4.    BUSINESS ACQUISITIONS AND CONSOLIDATION

The acquisitions described below have been accounted for as purchase transactions. Accordingly, the results of operations and financial position of the acquired businesses are included in the Company’s consolidated financial statements from the respective dates of acquisition. To the extent that the purchase price allocation for these acquisitions is preliminary, the Company does not expect that the final purchase price allocation will be materially different. Pro forma information has not been provided as the impact of these acquisitions was not material.

In January 2005, the Company acquired from SEGA all of the outstanding capital stock of Visual Concepts Entertainment (“Visual Concepts”) and Kush Games (“Kush”), the developers of certain of the Company’s sports titles, and certain intellectual property rights associated with these products. The purchase price consisted of $23,244 in cash, $4,550 of development costs due SEGA and approximately $1,866 of prepaid royalties previously advanced to SEGA. In connection with the acquisition, the Company recorded approximately $5,300 of identifiable intangible assets, $24,850 of goodwill, $1,196 of non-current assets and $1,686 of net current liabilities, on a preliminary basis.

In October 2004, the Company acquired certain assets from Microsoft, including Indie Built (“Indie”) the developer of Top Spin (tennis), Amped and Amped 2 (snowboarding) and Links (golf) sports games, and the intellectual property rights associated with these products. The purchase price for these assets was $18,500 paid in cash at closing. In connection with the acquisition, the Company recorded $5,828 in identifiable intangible assets, $11,593 of goodwill, $280 of fixed assets and accounts receivable of $829, on a preliminary basis.

In September 2004, the Company acquired all the outstanding capital stock of Venom Games (“Venom”), a UK-based developer of the boxing games Rocky and Rocky Legends. The purchase price was $1,295 paid in cash at closing. In connection with the acquisition, the Company recorded identifiable intangibles of $750 and goodwill of $626, on a preliminary basis.

In March 2004, the Company acquired all the outstanding capital stock of Mobius Entertainment (“Mobius”) a UK-based developer of titles for handheld platforms, including Sony’s PSP platform. The purchase price was approximately $4,549, of which $3,627 was paid in cash at closing and approximately $922 is due March 2005. In connection with the acquisition, the Company recorded identifiable intangibles of $96 and goodwill of $4,681. The Company also agreed to make additional contingent payments of approximately $2,000 based on delivery of products, which will be recorded as additional purchase price when the conditions requiring their payment are met.

In December 2003, the Company acquired all of the outstanding capital stock and assumed certain liabilities of TDK Mediactive, Inc. (“TDK”). The purchase price consisted of $16,032 in cash (which is net of $8,051 previously due to TDK under a distribution agreement) and issuance of 163,641 shares of the Company’s restricted stock valued at $5,160. In connection with the acquisition, the Company recorded identifiable intangibles of $7,690, goodwill of $17,079 and net liabilities of $3,577.

5.    INCOME TAXES

The provisions for income taxes for the three months ended January 31, 2005 and 2004 are based on the Company’s estimated annualized effective tax rates for the respective years. The estimated annualized effective tax rate for fiscal 2005 is 24.6% as compared to an estimated annualized effective tax rate provision of 37.1% for the comparable period in fiscal 2004. The lower effective tax rate for the 2005 period is primarily due to a change in the mix of earnings with a greater proportion of income being generated in lower tax jurisdictions.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

New tax legislation currently in place is intended to replace the extraterritorial income (“ETI”) exclusion. The Company currently derives benefits from the ETI exclusion, which will be limited to 80% and 60% of the otherwise allowable exclusion in calendar years 2005 and 2006, respectively. There will be no ETI deduction available after calendar year 2006. The new legislation permits the Company to take a deduction from taxable income based on certain qualified income from domestic production activities and will be available to the Company in 2006.

This legislation also provides for a one-time 85% dividends received deduction on certain foreign earnings, which would be applicable to the Company if adopted in fiscal 2005. Historically, the Company has considered undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no incremental taxes have been provided thereon. The Company is in the process of evaluating the impact of the dividends received deduction and has not yet determined whether to make use of this provision.

6.    NET INCOME PER SHARE

The following table provides a reconciliation of basic net income per share to diluted net income per share for the three months ended January 31, 2005 and 2004:

	Net Income	Shares (in thousands)	Per Share Amount

Three Months Ended January 31, 2005:
Basic	$55,249	45,686	$1.21
Effect of dilutive securities – Stock options, restricted stock and warrants	—	830

Diluted	$55,249	46,516	$1.19

Three Months Ended January 31, 2004:
Basic	$31,758	44,386	$0.72
Effect of dilutive securities – Stock options, restricted stock and warrants	—	1,035

Diluted	$31,758	45,421	$0.70

The computation of diluted number of shares excludes unexercised stock options and warrants, which are antidilutive. The number of such shares was 356,402 and 455,500 for the three months ended January 31, 2005 and January 31, 2004, respectively.

7.    INVENTORIES, NET

As of January 31, 2005 and October 31, 2004, inventories consist of:

	January 31, 2005	October 31, 2004

Parts and supplies	$7,531	$7,146
Finished products	126,572	147,199

Total	$134,103	$154,345

Estimated product returns included in the inventory balance were $11,243 and $7,371 at January 31, 2005 and October 31, 2004, respectively. Allowances to reduce inventory amounts to net realizable value were $3,484 and $7,520 at January 31, 2005 and October 31, 2004, respectively.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

8.    SOFTWARE DEVELOPMENT COSTS

The Company utilizes both internal development teams and third-party software developers to develop the Company’s products and the titles it publishes.

The Company capitalizes internal software development costs, as well as film production and other content costs subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. The amount of internally developed software included in software development costs was $38,694 and $27,785 at January 31, 2005 and October 31, 2004, respectively.

The Company’s agreements with third-party developers generally provide it with exclusive publishing and distribution rights and require it to make advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs. Advance payments are amortized as royalties in cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. The amount of software development costs resulting from advance payments and guarantees to third-party developers was $49,314 and $36,537 at January 31, 2005 and October 31, 2004, respectively. These amounts were previously classified as prepaid royalties in the Company’s financial statements.

The following table provides the details of software development costs:

	Three months ended January 31,

	2005	2004

Balance, November 1	$64,322	$36,746
Additions	39,510	11,802
Amortization	(13,358)	(10,087)
Write down	(2,964)	(1,300)
Foreign exchange	498	435

Balance, January 31	88,008	37,596
Less: current portion	34,827	14,290

Non-current portion	$53,181	$23,306

Included in software development costs at January 31, 2005 and October 31, 2004 are $82,531 and $49,304 related to titles that have not been released yet.

9.    LICENSES

Licenses consist of payments and guarantees made to licensors of intellectual property rights. The Company’s agreements with certain licensors provide for minimum guaranteed payments which may be recouped against amounts due to the licensor based on product sales.

Licenses are amortized as royalties in cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. These amounts were previously classified as prepaid royalties in the Company’s financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

The following table provides the details of licenses:

	Three months ended January 31,

	2005	2004

Balance, November 1	$5,665	$225
Additions	4,480	2,222
Amortization	(1,256)	(30)
Write down	(400)	—

Balance, January 31	8,489	2,417
Less: current portion	6,689	2,417

Non-current portion	$1,800	$—

Included in licenses at January 31, 2005 and October 31, 2004 are $8,349 and $5,593 related to titles that have not been released yet.

10.    INTANGIBLE ASSETS, NET

Intangible assets consist of trademarks, customer lists and relationships, intellectual property, non-competition agreements and acquired technology in connection with acquisitions. Intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to ten years, except for intellectual property, which is amortized based on the shorter of the useful life or expected revenue stream.

		January 31, 2005			October 31, 2004

	Range of Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	7-10 years	$29,612	$(11,265)	$18,347	$26,825	$(10,438)	$16,387
Customer lists and relationships	5-10 years	4,673	(3,076)	1,597	4,673	(3,007)	1,666
Intellectual Property	2-6 years	61,764	(29,686)	32,078	39,783	(27,151)	12,632
Non-competition Agreements	3-6 years	8,347	(3,394)	4,953	7,888	(3,002)	4,886
Acquired Technology	3 years	4,192	(3,792)	400	4,192	(3,659)	533

Total		$108,588	$(51,213)	$57,375	$83,361	$(47,257)	$36,104

Amortization expense for the three months ended January 31, 2005 and 2004 is as follows:

	Three months ended January 31,

	2005	2004

Included in:
Cost of sales – product costs	$2,671	$10,718
Depreciation and amortization	1,285	1,064

Total amortization expense	$3,956	$11,782

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

Estimated amortization expense for the fiscal years ending October 31, is as follows:

Remainder of 2005	$9,397
2006	14,404
2007	10,017
2008	8,730
2009	6,677
Thereafter	8,150

Total	$57,375

For the three months ended January 31, 2005, the increase in intellectual property and trademarks resulted primarily from the purchase of a business (See Note 4) and acquisition of the intellectual property of Civilization.

11.    LINES OF CREDIT

In December 1999, the Company entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on the Company’s consolidated leverage ratio (as defined). The Company is required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by the Company’s accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company’s domestic subsidiaries. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of January 31, 2005, the Company was in compliance with such covenants. The loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. Available borrowings under the agreement are reduced by the amount of an outstanding stand-by letter of credit, which is $1,560 at January 31, 2005. The Company had no outstanding borrowings under the revolving line of credit as of January 31, 2005.

In February 2001, the Company’s United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002 and April 2004, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $24,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2005. The Company had $33 of outstanding guarantees and no borrowings under this facility as of January 31, 2005.

12.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of January 31, 2005 and October 31, 2004 consist of:

	January 31, 2005	October 31, 2004

Royalties payable	$110,638	$56,012
Accrued VAT and payroll taxes	20,353	16,865
Accrued licenses and guarantee payables	8,580	14,732
Provision for settlement	7,500	7,500
Deferred revenue	5,118	3,448
Accrued co-op advertising and product rebates	2,401	3,487
Sales commissions	2,374	2,238
Other	17,695	21,285

Total	$174,659	$125,567

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
(Dollars in thousands, except per share amounts)

13.    LEGAL AND OTHER PROCEEDINGS

In November 2004, the Company submitted an offer of settlement of the previously announced investigation by the Enforcement Division of the Securities and Exchange Commission to the Staff of the Commission. The Staff has agreed to recommend the offer of settlement to the Commission. If approved by the Commission, the proposed settlement, under which the Company would neither admit nor deny the allegations of a Complaint, would fully resolve all claims relating to the investigation that commenced in December 2001. Pursuant to the offer of settlement, the Company would pay a civil penalty of $7,500, which has been accrued at October 31, 2004 in the accompanying financial statements, and would be enjoined from future violations of the federal securities laws.

In February 2005, the personal representatives of the Estates of Arnold Strickland and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against the Company, Sony, Wal-Mart, GameStop and Devin Moore alleging under Alabama manufacturers liability and wrongful death statutes that the Company’s video games designed, manufactured, marketed and/or supplied to Mr. Moore resulted in “copycat violence” that caused the death of Messrs. Strickland and Mealer. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600,000. In March 2005, the Company removed the case to Federal District Court and filed an answer denying the allegations in the complaint. The Company believes that the claims are without merit and that this action is similar to lawsuits brought and uniformly dismissed by courts in other jurisdictions. The Company intends to vigorously defend and seek a dismissal of this action.

The Company is involved in routine litigation in the ordinary course of its business, which in management’s opinion will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

14.    COMMITMENTS AND CONTINGENCIES

Lease Commitments: The Company’s offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from December 2004 to September 2014. The Company also leases certain furniture, equipment and automobiles under non-cancelable leases expiring through March 2008. Future minimum rental payments for fiscal 2005 are $11,797 and aggregate minimum rental payments through applicable lease expirations are $67,702.

Distribution Agreements: The Company’s Jack of All Games subsidiary periodically enters into distribution agreements to purchase various software games that require the Company to make minimum guaranteed payments. These agreements, which expire between June 2005 and June 2006, require remaining aggregate minimum guaranteed payments of $4,918 at January 31, 2005.

Software Development Agreements: The Company’s royalties include payments made to third-party software developers. Assuming performance by third-party developers, the Company has aggregate outstanding commitments of $70,295 under various software development agreements at January 31, 2005. The Company has also established an internal royalty program pursuant to which it pays royalties to its development personnel based on product sales.

Licensing Agreements: The Company’s license expense consists primarily of payments made to licensors for intellectual property rights. As of January 31, 2005, the Company has minimum guaranteed licensing and marketing commitments of $89,411 outstanding under various licensing agreements, of which $5,205 is recorded in the Company’s consolidated balance sheet as the licensor does not have any significant performance obligation to the Company. Minimum guaranteed licensing and marketing commitments primarily reflect the Company’s agreement with Major League Baseball Properties, Inc.

Contingent Consideration: In connection with the acquisition of Mobius in March 2004, the Company agreed to make additional contingent payments of approximately $2,000 based on the delivery of products. In fiscal 2003, the Company agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s future profits for the first three years after acquisition. In connection with the Company’s acquisition of the publishing rights to the franchise of Duke Nukem PC and video games in December 2000, the Company is contingently obligated to pay $6,000 in cash upon delivery of the final PC version of Duke Nukem Forever. The payables will be recorded when the conditions requiring their payment are met.

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

Information about the Company’s total non-current assets in the United States and international areas as of January 31, 2005 and October 31, 2004 is presented below:
	January 31, 2005	October 31, 2004

Non-current assets:
United States	$236,432	$163,709
Canada	24,706	23,427
International:
United Kingdom	33,388	31,263
All other Europe	17,981	16,809
Other	9,967	10,364

Total	$322,474	$245,572

Information about the Company’s net sales in the United States and international areas for the three months ended January 31, 2005 and 2004 is presented below (net sales are attributed to geographic areas based on product destination):

	Three months ended January 31,

	2005	2004

Net Sales:
United States	$296,168	$263,865
Canada	34,176	36,083
International:
United Kingdom	64,976	28,680
All other Europe	94,349	38,231
Asia Pacific	11,537	8,024
Other	1,268	629

Total	$502,474	$375,512

Domestic (includes Canada)	65.7%	79.9%
International	34.3%	20.1%

Information about the Company’s net sales by product category for the three months ended January 31, 2005 and 2004 is presented below:

	Three months ended January 31,

	2005	2004

Product Category:
Publishing	$355,384	$231,708
Distribution	147,090	143,804

Total	$502,474	$375,512

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

Information about the Company’s net sales by product platforms for the three months ended January 31, 2005 and 2004 is presented below:

	Three months ended January 31,

	2005	2004

Platforms:
Sony PlayStation 2	$350,791	$192,532
Sony PlayStation	2,954	11,883
Microsoft Xbox	41,661	102,760
PC	27,631	6,142
Nintendo GameBoy Color, GameBoy Advance, DS and N64	25,113	20,381
Nintendo GameCube	12,736	17,301
Hardware	24,519	16,560
Accessories and other	17,069	7,953

Total	$502,474	$375,512

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

Our principal sources of revenue are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software titles or software titles developed by third parties. Operating margins in our publishing business are dependent upon our ability to continually release new, commercially successful products. We develop most of our frontline products internally, and we own major intellectual properties, which we believe permits us to maximize profitability. Operating margins for titles developed by third parties or for which we don’t own the intellectual property are affected by costs to acquire licenses and amounts due to developers.

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

Through our Rockstar Games subsidiary, we have pursued a growth strategy by capitalizing on the widespread market acceptance of video game consoles, as well as the growing popularity of innovative action games that appeal to mature audiences. We have established a portfolio of successful proprietary software content for the major hardware platforms. We expect to continue to be the leader in the mature, action product category by leveraging our existing franchises and developing new brands. We currently anticipate that the release of Grand Theft Auto: San Andreas for the Xbox and PC, Midnight Club 3: DUB Edition for the PlayStation 2, Xbox and PSP and The Warriors for the PlayStation 2 and Xbox will generate significant cash flow from our publishing business in fiscal 2005.

The Company is seeking to diversify its product offerings through its 2K Games subsidiary by capitalizing on significant growth opportunities in the market for sports and other licensed action and strategy titles. 2K Games recently made strategic acquisitions of leading sports development studios, and has entered into license agreements with major sports leagues to develop sports titles. 2K Games also entered into license agreements for several popular entertainment properties, purchased well-known intellectual property rights and entered into distribution and publishing arrangements for major action and strategy PC titles.

Critical Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of software development costs and other intangibles, valuation of inventories, realization of deferred income taxes and the adequacy of allowances for returns, price concessions and doubtful accounts. Actual amounts could differ significantly from these estimates.

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
 (Dollars in thousands, except per share amounts)

Revenue is recognized after deducting estimated reserves for returns and price concessions and other allowances. In specific circumstances when we do not have a reliable basis to estimate returns and price concessions or are unable to determine that collection of receivables is probable, we defer the sale until such time as we can reliably estimate any related returns, price concessions and allowances and determine that collection of the receivables is probable.

Allowances for Returns and Price Concessions

We accept returns and grant price concessions in connection with our publishing arrangements. Following reductions in the price of our products, we generally grant price concessions to permit customers to take credits against amounts they owe us with respect to merchandise unsold by them. Our customers must satisfy certain conditions to entitle them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels.

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

Software Development Costs

We utilize both internal development teams and independent software developers to develop our products.

We capitalize internal software development costs, as well as film production and other content costs subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, we evaluate the recoverability of capitalized software costs based on undiscounted future cash flows and charge to cost of sales any amounts that are deemed unrecoverable.

Our agreements with third-party developers generally provide us with exclusive publishing and distribution rights and require us to make advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs. Advance payments are amortized as royalties in cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. At each balance sheet date, we evaluate the recoverability of advanced development payments and unrecognized minimum commitments not yet paid to determine the amounts unlikely to be realized through product sales. Advance payments are charged to cost of sales in the amount that management determines is not probable of being recouped at the contractual royalty rate in the period in which such determination is made or if management determines that it will cancel a development project.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
 (Dollars in thousands, except per share amounts)

Licenses

Licenses consist of payments and guarantees made to licensors of intellectual property rights. Our agreements with certain licensors provide for minimum guaranteed payments for intellectual property licenses and other licensing rights which may be recouped against amounts due to the licensor or developer based on product sales. Minimum guaranteed payments are initially recorded as an asset (licenses) and as a liability (accrued licenses) at the contractual amount upon execution of the contract when no significant performance remains with the licensor. When significant performance remains with the licensor, we record payments when actually paid.

Licenses are amortized as royalties in cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. At each balance sheet date, we evaluate licenses as well as any unrecognized minimum commitments not yet paid to determine the amounts unlikely to be realized through product sales. License-based assets are charged to cost of sales in the amount that management determines is not probable of being recouped at the contractual royalty rate based on current and future sales in the period in which such determination is made.

Income Taxes

Income tax assets and liabilities are determined by taxable jurisdiction. We do not provide taxes on undistributed earnings of our international subsidiaries. The total amount of undistributed earnings of foreign subsidiaries was approximately $113,900 as of January 31, 2005. It is currently our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends to us. The realization of deferred tax assets depends on whether we generate future taxable income of the appropriate type. In addition, we may adopt tax planning strategies to realize these assets. If future taxable income does not materialize or tax planning strategies are not effective, we may be required to record a valuation allowance.

New tax legislation currently in place is intended to replace the extraterritorial income (“ETI”) exclusion. We currently derive benefits from the ETI exclusion, which will be limited to 80% and 60% of the otherwise allowable exclusion in calendar years 2005 and 2006, respectively. There will be no ETI deduction available after calendar year 2006. The new legislation permits a deduction from taxable income based on certain qualified income from domestic production activities and will be available to us in 2006.

This legislation also provides for a one-time 85% dividends received deduction on certain foreign earnings, which would be applicable to us if adopted in fiscal 2005. Historically, we have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no incremental taxes have been provided thereon. We are in the process of evaluating the impact of the dividends received deduction and have not yet determined whether to make use of this provision.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. Management is currently analyzing the method of adoption and impact of the adoption of this standard, effective August 1, 2005. However, it is expected to have an impact on our consolidated financial statements similar to the pro forma disclosure under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchange of Nonmonetary Assets – an amendment of APB Opinion No. 29”. SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe the adoption of SFAS 153 will have a material impact on our financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
 (Dollars in thousands, except per share amounts)

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs – an amendment of ARB No.43, Chapter 4”. SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB”) 43, “Restatement and Revision of Accounting Research Bulletins”, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 151 will have a material impact on our financial statements.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations, and sets forth net sales by territory, sales mix, platform and principal products:

	Three months ended January 31,

Operating data:	2005	2004

Net sales	100.0%	100.0%
Cost of sales
Product costs	47.3	59.8
Royalties	16.0	5.3
Software development costs	0.8	1.1
Total cost of sales	64.1	66.1
Selling and marketing	10.1	9.6
General and administrative	5.7	6.4
Research and development	4.7	3.6
Depreciation and amortization	1.0	1.0
Interest income, net	0.1	0.1
Provision for income taxes	3.6	5.0
Net income	11.0	8.5

Net Sales by Territory:
North America	65.7%	79.9%
International	34.3	20.1

Net Sales Mix:
Publishing	70.7%	61.7%
Distribution	29.3	38.3

Platform Mix (publishing):
Console	95.8%	94.2%
PC	1.8	1.8
Handheld	1.0	2.1
Accessories	1.4	1.9

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
 (Dollars in thousands, except per share amounts)

Our best-selling titles for the three months ended January 31, 2005 and 2004 as a percentage of sales are as follows:

Top Ten Titles – Three months ended January 31, 2005	Platform	Release Date	% of Sales

Grand Theft Auto: San Andreas	PS2	October 2004	57.1
Grand Theft Auto: Vice City	PS2	October 2002	1.3
ESPN NBA 2K5	PS2	September 2004	1.3
ESPN NFL 2K5	PS2	July 2004	1.1
ESPN College Hoops 2K5	PS2	November 2004	0.9
Grand Theft Auto Double Pack	Xbox	November 2003	0.7
ESPN College Hoops 2K5	Xbox	November 2004	0.7
ESPN NBA 2K5	Xbox	September 2004	0.6
ESPN NFL 2K5	Xbox	July 2004	0.6
Outlaw Golf 2	PS2	November 2004	0.5

Top Ten Titles – Three months ended January 31, 2004	Platform	Release Date	% of Sales

Grand Theft Auto Double Pack	Xbox	November 2003	13.2
Max Payne 2: The Fall of Max Payne	PS2	December 2003	10.9
Manhunt	PS2	November 2003	9.0
Max Payne 2: The Fall of Max Payne	Xbox	November 2003	6.5
Grand Theft Auto: Vice City	PS2	October 2002	3.7
Grand Theft Auto Double Pack	PS2	October 2003	3.2
Mafia	PS2	January 2004	2.6
Grand Theft Auto 3	PS2	October 2001	1.4
Midnight Club 2	PS2	April 2003	0.9
Conflict: Desert Storm 2	PS2	October 2003	0.8

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
 (Dollars in thousands, except per share amounts)

Business Acquisitions

During fiscal 2004 and the three months ended January 31, 2005, we consummated the acquisitions described below. To the extent that the purchase price allocation for these acquisitions is preliminary, we do not expect that the final purchase price allocation will be materially different. The acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations and financial position of the acquired businesses are included in our Consolidated Financial Statements from the respective dates of acquisition. Pro forma information has not been provided as the impact of these acquisitions was not material.

Visual Concepts Entertainment and Kush Games. In January 2005, we acquired from SEGA all of the outstanding capital stock of Visual Concepts and Kush, the developers of certain of our sports titles, and certain intellectual property rights associated with these products. The purchase price consisted of $23,244 in cash, $4,550 of development costs previously due SEGA under a distribution and publishing agreement and approximately $1,866 of prepaid royalties previously advanced to SEGA. In connection with the acquisition, we recorded $5,300 of identifiable intangible assets, $24,850 of goodwill, $1,196 of non-current assets and $1,686 of net current liabilities, on a preliminary basis.

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

Venom. In September 2004, we acquired all the outstanding capital stock of Venom, a UK-based developer of the boxing games Rocky and Rocky Legends. The purchase price was $1,295 paid in cash at closing. In connection with the acquisition, we recorded identifiable intangibles of $750 and goodwill of $626, on a preliminary basis.

Mobius (Rockstar Leeds). In March 2004, we acquired all the outstanding capital stock of Mobius, a UK-based developer of titles for handheld platforms, including Sony’s PSP platform. The purchase price was approximately $4,549, of which $3,627 was paid in cash at closing and approximately $922 is due March 2005. In connection with the acquisition, we recorded identifiable intangibles of $96 and goodwill of $4,681. We also agreed to make additional contingent payments of approximately $2,000 based on delivery of products, which will be recorded as additional purchase price when the conditions requiring their payment are met.

TDK. In December 2003, we acquired all of the outstanding capital stock and assumed certain liabilities of TDK Mediactive, Inc. (“TDK”). The purchase price consisted of $16,032 in cash (which is net of $8,051 previously due to TDK under a distribution agreement) and the issuance of 163,641 shares of restricted stock valued at $5,160. In connection with the acquisition, we recorded identifiable intangibles of $7,690, goodwill of $17,079 and net liabilities of $3,577.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
 (Dollars in thousands, except per share amounts)

Three Months ended January 31, 2005 and 2004

	Net Sales Three months ended January 31,

	2005	%	2004	%	$ Increase (Decrease)	% Incr (Decr)

Publishing	$355,384	70.7	$231,708	61.7	$123,676	53.4
Distribution	147,090	29.3	143,804	38.3	3,286	2.3

Total net sales	$502,474	100.0	$375,512	100.0	$126,962	33.8

Net Sales. The increase in net sales was attributable to growth in our publishing business.

The increase in publishing revenues for the three months ended January 31, 2005 reflects the continued strong sales of Grand Theft Auto: San Andreas for the PlayStation 2, which was released in October 2004. Sales of sports titles for the PlayStation 2 and Xbox also contributed to the increase in publishing revenues.

Products designed for video game console platforms accounted for 95.8% of publishing revenues as compared to 94.2% for the comparable period last year. Products designed for PC platforms accounted for 1.8% of publishing revenues which is comparable to the prior period. We anticipate that our platform mix will remain heavily weighted towards console platforms, but may fluctuate from period to period.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware and remained relatively constant from period to period. We currently anticipate that distribution revenues will grow at a rate consistent with industry trends.

International operations accounted for approximately $172,130, or 34.3% of net sales for the three months ended January 31, 2005 compared to $75,564 or 20.1% of net sales for the three months ended January 31, 2004. The increase was primarily attributable to continued strong sales of Grand Theft Auto: San Andreas for the PlayStation 2 and included approximately $16,586 of benefit from foreign exchange rates. We expect international sales to continue to account for a significant portion of our revenues.

	Cost of Sales Three months ended January 31,

	2005	% of Sales	2004	% of Sales	$ Increase	% Incr

Product costs	$237,485	47.3	$224,378	59.8	$13,107	5.8
Royalties	80,209	16.0	19,998	5.3	60,211	301.1
Software development costs	4,205	0.8	3,982	1.1	223	5.6

Total cost of sales	$321,899	64.1	$248,358	66.2	$73,541	29.6

Product costs. The increase in product costs in absolute dollars was consistent with the increase in publishing revenues. The decrease in product costs as a percentage of net sales was due to the higher proportion of publishing revenues, primarily attributed to Grand Theft Auto: San Andreas for the PlayStation 2, which have lower product costs than distribution revenues.

Royalties. The increase in royalties was primarily attributable to expense associated with Grand Theft Auto: San Andreas under our internal royalty program, which provides for increasing royalty levels as incentives for achieving sales thresholds. Royalties also increased as a result of expense associated with new sports titles.

Software development costs. The increase in software development costs was due to the continued sales of our internally developed titles resulting in higher amortization of capitalized costs.

In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product, sales mix and distribution channels.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
 (Dollars in thousands, except per share amounts)

	Operating Expenses Three months ended January 31,

	2005	% of Sales	2004	% of Sales	$ Increase	% Incr

Selling and marketing	$50,931	10.1	$35,902	9.6	$15,029	41.9
General and administrative	28,687	5.7	24,040	6.4	4,647	19.3
Research and development	23,417	4.7	13,429	3.6	9,988	74.4
Depreciation and amortization	4,786	1.0	3,745	1.0	1,041	27.8

Total operating expenses	$107,821	21.5	$77,116	20.6	$30,705	39.8

Selling and marketing. The increase in selling and marketing expense was due to higher advertising and promotional support for existing and new products, primarily for Grand Theft Auto: San Andreas, as well as higher personnel expense, which is consistent with the growth of our business.

General and administrative. The increase in general and administrative expense in absolute dollars was primarily due to increased compensation for additional executive personnel to support the growth of our business and increased professional fees primarily attributable to Sarbanes-Oxley compliance matters.

Research and development. The increase in research and development costs was primarily due to increased personnel expenses associated with the acquisitions of development studios in fiscal 2004. Increased personnel expenses are attributable to increased staffing, reflecting our strategy of bringing more of our development in-house. A substantial portion of our research and development costs are capitalized and subsequently amortized as cost of goods sold once software development projects reach technological feasibility, which is relatively early in the development process.

Depreciation and amortization. Depreciation and amortization expense increased primarily due to higher depreciation related to the implementation of software systems.

Income from operations. Income from operations increased by $22,716, or 45.4%, to $72,754 for the three months ended January 31, 2005 from income of $50,038 for the three months ended January 31, 2004, due to the changes referred to above. Foreign exchange rates benefited income from operations by approximately $2,511.

Interest income, net. Interest income increased by $114, or 26.8% to $540 for the three months ended January 31, 2005 from $426 for the prior comparable period due to interest earned on invested cash.

Provision for income taxes. Income tax expense was $18,045 for the three months ended January 31, 2005 as compared to income tax expense of $18,706 for the three months ended January 31, 2004. The decrease was primarily attributable to a decrease in the estimated annual effective tax rate offset by higher taxable income. The estimated annual effective tax rate provision was 24.6% for the three months ended January 31, 2005, as compared to an estimated annual effective tax rate provision of 37.1% for the comparable period in fiscal 2004. The lower estimated annual effective tax rate of 24.6% for fiscal 2005 is primarily due to a change in the mix of earnings with a greater proportion of income being generated in lower tax jurisdictions.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income. For the three months ended January 31, 2005, net income was $55,249 as compared to net income of $31,758 for the three months ended January 31, 2004, an increase of $23,491, or 74.0% and resulted from the changes referred to above.

Diluted net income per share. Diluted net income per share for the three months ended January 31, 2005 of $1.19, increased $0.49, or 70.0%, as compared to diluted net income per share of $0.70 for the three months ended January 31, 2004, principally due to higher net income offset by a slight increase in the weighted average common shares outstanding.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
 (Dollars in thousands, except per share amounts)

Liquidity and Capital Resources

Our primary cash requirements are to fund the development and marketing of our products. We satisfy our working capital requirements primarily through cash flow from operations. At January 31, 2005, we had working capital of $399,436 as compared to working capital of $398,094 at October 31, 2004.

Cash and cash equivalents increased in the three months ended January 31, 2005 as follows:

	Three months ended January 31,

	2005	2004

Cash provided by operating activities	$189,476	$87,896
Cash used in investing activities	(48,895)	(22,079)
Cash provided by financing activities	7,338	2,407
Effect of foreign exchange rates on cash and cash equivalents	56	2,452

Net increase in cash and cash equivalents	$147,975	$70,676

Operating Activities. Cash provided by operating activities for the three months ended January 31, 2005 was $189,476 compared to $87,896 for the three months ended January 31, 2004. The increase principally reflects higher net income, adjusted for non-cash items, and the timing and collections of our accounts receivable from significant product sales offset by a decrease in accounts payable. The decrease in accounts payable is primarily related to the subsequent payment of the build-up in inventory at October 31, 2004, in connection with the release of a major product.

Investing Activities. Net cash used in investing activities for the three months ended January 31, 2005 was $48,895 compared to net cash used in investing activities of $22,079 for the three months ended January 31, 2004. Net cash used in the current period reflects the acquisition of Visual Concepts and Kush and the prior period reflects the acquisition of TDK. The current period also reflects the acquisition of the intellectual property of Civilization.

Financing Activities. Net cash provided by financing activities for the three months ended January 31, 2005 was $7,338 as compared to net cash provided by financing activities of $2,407 for the three months ended January 31, 2004. The increase was primarily attributable to higher proceeds from the exercise of stock options by employees.

Significant Balance Sheet Changes

Accounts Receivable: The decrease of $141,613 in gross accounts receivable, before allowances, from October 31, 2004 to January 31, 2005 and the increase in allowances as a percentage of gross receivables was due to a significant product release during the three months ended October 31, 2004 and subsequent receivable collections. These variances are consistent with the seasonal fluctuations of our business. Our allowances, which include doubtful accounts, returns, price concessions, rebates and other sales allowances, increased to $79,796 at January 31, 2005 from $72,215 and increased as a percentage of receivables to 36.9% at January 31, 2005 from 20.2% at October 31, 2004.

As of January 31, 2005, the receivable balances from our five largest retail customers accounted for approximately 42.9% of our gross receivable balance at January 31, 2005. Generally, we have been able to collect our receivables in the ordinary course of business. We do not hold any collateral to secure payment from customers and our domestic receivables are not covered by insurance. As a result, we are subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers. If we are unable to collect our accounts receivable as they become due, it could adversely affect our liquidity and working capital position and we would be required to increase our provision for doubtful accounts.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
 (Dollars in thousands, except per share amounts)

Loan Facilities: In December 1999, we entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Generally, advances under the line of credit are based on a borrowing formula equal to 75% of eligible accounts receivable plus 35% of eligible inventory. Interest accrues on such advances at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on our consolidated leverage ratio (as defined). We are required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by our accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of our domestic subsidiaries. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of January 31, 2005, we were in compliance with such covenants. The loan agreement limits or prohibits us from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. Available borrowings under the agreement are reduced by the amount of an outstanding stand-by letter of credit, which was $1,560 at January 31, 2005. We had no outstanding borrowings under the revolving line of credit as of January 31, 2005.

In February 2001, our United Kingdom subsidiary entered into a credit facility agreement, as amended in March 2002 and April 2004, with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $24,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2005. We had $33 of outstanding guarantees and no borrowings under this facility as of January 31, 2005.

Capital Expenditures: We expect to spend an additional $2.9 million in connection with the continued improvement of our software systems for our domestic and international operations. We also expect to make additional capital expenditures of $1.4 million for leasehold improvements and equipment in our new warehouse facilities in Cincinnati, Ohio, and a further $1.0 million for leasehold improvements to new offices for our 2K Games publishing label. As of the date of this report, we have no other material commitments for capital expenditures.

Other: In January 2003, the Board of Directors authorized a stock repurchase program under which we may repurchase up to $25,000 of our common stock from time to time in the open market or in privately negotiated transactions. To date, we have not repurchased any shares under this program.

We have incurred and may continue to incur significant legal, accounting and other professional fees and expenses in connection with pending regulatory matters.

Based on our currently proposed operating plans and assumptions, we believe that projected cash flow from operations and available cash resources will be sufficient to satisfy our cash requirements for the next twelve months.

Contractual Obligations and Contingent Liabilities and Commitments

A summary of annual minimum contractual obligations and commitments as of January 31, 2005 is as follows:

Fiscal Years Ending October 31,	Leases	Distribution Agreements	Software Development Agreements	Licensing and Marketing Agreements	Total

Remainder of 2005	$11,797	$4,132	$42,348	$7,046	$65,323
2006	9,685	786	17,185	21,795	49,451
2007	8,117	—	10,762	19,570	38,449
2008	7,648	—	—	20,000	27,648
2009	7,275	—	—	21,000	28,275
Thereafter	23,180	—	—	—	23,180

	$67,702	$4,918	$70,295	$89,411	$232,326

Lease Commitments: Our offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from December 2004 to September 2014. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through March 2008. Future minimum rental payments for fiscal 2005 are $11,797 and aggregate minimum rental payments through applicable lease expirations are $67,702.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
 (Dollars in thousands, except per share amounts)

Distribution Agreements: Our Jack of All Games subsidiary periodically enters into distribution agreements to purchase various software games that require minimum guaranteed payments. These agreements, which expire between June 2005 and June 2006, require remaining aggregate minimum guaranteed payments of $4,918 at January 31, 2005.

Software Development Agreements: Our royalties include payments made to third-party developers. Assuming performance by third-party developers, we have aggregate outstanding commitments of $70,295 under various software development agreements at January 31, 2005. We have also established an internal royalty program pursuant to which we pay royalties to certain of our development personnel based on product sales.

Licensing Agreements: Our license expense consists primarily of payments to licensors of intellectual properties. As of January 31, 2005, we have minimum guaranteed licensing and marketing commitments of $89,411 outstanding under various licensing agreements of which $5,205 are recorded in our consolidated balance sheet as the licensor does not have any significant performance obligation. Minimum guaranteed licensing and marketing commitments primarily reflect our agreement with Major League Baseball Properties, Inc.

Contingent Consideration: In connection with the acquisition of Mobius in March 2004, we agreed to make additional contingent payments of approximately $2,000 based on the delivery of products. In fiscal 2003, we also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s future profits for the first three years after acquisition. In connection with our acquisition of the publishing rights to the franchise of Duke Nukem PC and video games in December 2000, we are contingently obligated to pay $6,000 in cash upon delivery of the final PC version of Duke Nukem Forever. The payables will be recorded when the conditions requiring their payment are met.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. For the three months ended January 31, 2005 and 2004, sales in international markets accounted for approximately 34.3% and 20.1%, respectively, of our net sales. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Cautionary Statement and Risk Factors

Safe Harbor Statement under the Securities Litigation Reform Act of 1995: We make statements in this report that are considered forward-looking statements under federal securities laws. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to them. The words “expect,” “anticipate,” “believe,” may,” “estimate,” “intend” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions including, but not limited to, the following which could cause our actual results, performance or achievements to be materially different from results, performance or achievements, expressed or implied by such forward-looking statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
 (Dollars in thousands, except per share amounts)

The market for our titles is characterized by short product life cycles. The market for our titles is characterized by short product life cycles and frequent introductions of new products. New products introduced by us may not achieve significant market acceptance or achieve sufficient sales to permit us to recover development, manufacturing and marketing costs. The life cycle of a game generally involves a relatively high level of sales during the first few months after introduction followed by a decline in sales, although sales of certain products may extend for significant periods of time, including through our election to participate in Sony’s Greatest Hits and Microsoft’s Platinum Hits programs. Because revenues associated with the initial shipments of a new product generally constitute a high percentage of the total revenues associated with the life of a product, any delay in the introduction of one or more new products could adversely affect our operating results for particular periods. If we introduce a relatively limited number of new products in any period, the failure of one or more of our products to achieve market acceptance could adversely affect our operating results.

A significant portion of our revenues is derived from a limited number of titles. For the three months ended January 31, 2005, our ten best selling titles accounted for approximately 64.8% of our revenues, with Grand Theft Auto: San Andreas for the PlayStation 2 accounting for 57.1% of our revenues; Grand Theft Auto: Vice City for the PlayStation 2 accounting for 1.3% of our revenues; ESPN NBA 2K5 for the PlayStation 2 accounting for 1.3% of our revenues; ESPN NFL 2K5 for PlayStation 2 accounting for 1.1% of our revenues; and ESPN College Hoops 2K5 for the PlayStation 2 accounting for 0.9% of our revenues. For the three months ended January 31, 2004, our ten best selling titles accounted for approximately 52.2% of our revenues, with Grand Theft Auto Double Pack for Xbox accounting for 13.2% of our revenues; Max Payne 2: The Fall of Max Payne for PlayStation 2 accounting for 10.9% of our revenues, and Manhunt for PlayStation 2 accounting for 9.0% of our revenues. For the year ended October 31, 2004, our ten best selling titles accounted for approximately 46.3% of our revenues. If we fail to continue to develop and sell new, commercially successful titles, our revenues and profits may decrease substantially and we may incur losses.

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

We also have begun to devote significant development resources on products designed for next-generation hardware platforms, initially for Microsoft’s Xbox 2, at significant cost. It is difficult to anticipate hardware development cycles and we must make software development commitments and investment decisions well in advance of the introduction of new hardware platforms resulting in cash outflows without corresponding revenues. If new hardware platforms are delayed or do not achieve consumer acceptance, we may not be able to recover our investments and our business and financial results could be materially adversely affected.

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

Returns of our published titles and price concessions may adversely affect our operating results.We are exposed to the risk of product returns and price concessions with respect to our customers. Our distribution arrangements with customers generally do not give them the right to return titles to us or to cancel firm orders. However, we sometimes accept product returns from our distribution customers for stock balancing and negotiate accommodations to customers which include credits and returns, when demand for specific products falls below expectations. We accept returns and grant price concessions in connection with our publishing arrangements. Revenue is recognized after deducting estimated reserves for returns and price concessions. We believe that we can reliably estimate future returns and price concessions. However, if return rates and price concessions for our published titles exceed our reserves, our revenues will decline.

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

A limited number of customers account for a significant portion of our sales. Sales to our five largest customers accounted for approximately 41.4% and 46.1% of our revenues, respectively, for the three months ended January 31, 2005 and 2004. Sales to our five largest customers accounted for approximately 38.9% of our revenues for the year ended October 31, 2004. For the year ended October 31, 2004, sales of our products to Wal-Mart accounted for 10.4% of our revenues. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments. Our customers may terminate their relationship with us at any time. The loss of our relationships with principal customers or a decline in sales to principal customers could harm our operating results. Bankruptcies or consolidations of certain large retail customers could also seriously hurt our business.

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

Rating systems for interactive entertainment software, potential legislation and consumer opposition could inhibit sales of our products. Trade organizations within the video game industry require interactive entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and impose penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for sales of interactive entertainment software in such countries. In some instances, we may be required to modify our products to comply with the requirements of such rating systems, which could delay the release of those products in such countries. Our software titles receive a rating of “E” (age 6 and older), “E10+” (age 10 and older), “T” (age 13 and over) or “M” (age 17 and over). Most of our new titles (including our Grand Theft Auto titles, Max Payne 2: The Fall of Max Payne, Manhunt, Mafia and Red Dead Revolver) have received an M rating. We believe that we comply with such rating systems and properly display the ratings and content descriptions received for our titles.

Several proposals have been made for federal legislation to regulate the interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, television and music containing violence or sexually explicit material, and the Federal Trade Commission has issued reports with respect to the marketing of such material to under-17 audiences. Consumer advocacy groups have also opposed sales of interactive entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas (including proposed legislation in several states prohibiting the sale of certain “M” rated video games to under-17 audiences) and by engaging in public demonstrations and media campaigns. Retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our “M” rated products, and adversely affect our operating results. If any groups (including international, national and local political and regulatory bodies) were to target our “M” rated titles, we might be required to significantly change or discontinue a particular title, which in the case of our best selling titles could seriously hurt our business. Although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have been unsuccessful, claims of this kind have been asserted against us from time to time. See Legal Proceedings.

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

Our software is susceptible to errors, which can harm our financial results and reputation.The technological advancements of new hardware platforms allows more complex software products. As software products become more complex, the risk of undetected errors in products when first introduced increases. If, despite testing, errors are found in new products or releases after shipments have been made, we could experience a loss of or delay in timely market acceptance, product returns, loss of revenues and damage to our reputation.

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

We are subject to risks and uncertainties of international trade. Sales in international markets, primarily in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. Sales in international markets accounted for approximately 34.3% and 20.1%, respectively, of our revenues for the three months ended January 31, 2005 and January 31, 2004. Sales in international markets accounted for approximately 27.5% of our revenues for fiscal 2004. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies. We may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk. These contracts may result in increased exposure.

The market price for our common stock may be highly volatile. The market price of our common stock has been and may continue to be highly volatile. Factors such as our operating results, announcements by us or our competitors and various factors affecting the interactive entertainment software industry may have a significant impact on the market price of our common stock.

We are subject to rapidly evolving regulation affecting financial reporting, accounting and corporate governance matters. In response to recent corporate events, legislators and government agencies have focused on the integrity of financial reporting, and regulatory accounting bodies have recently announced their intention to issue several new accounting standards, including a recently adopted standard that accounts for stock options as compensation expense. Additionally, recently enacted legislation focused on corporate governance, auditing and internal accounting controls imposes compliance burdens on us, and will require us to devote significant financial, technical and personnel resources to address compliance issues.

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

Historically, fluctuations in interest rates have not had a significant impact on our operating results. At January 31, 2005, we had no outstanding variable rate indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter. Translation adjustments are included as a separate component of stockholders’ equity. For the three months ended January 31, 2005, our foreign currency translation adjustment gain was $1,441. Foreign exchange transaction loss for the three months ended January 31, 2005 was $147. A hypothetical 10% change in applicable currency exchange rates at January 31, 2005 would result in a material translation adjustment.

Item 4. Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level for recording, processing, summarizing and reporting the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
 (Dollars in thousands, except per share amounts)

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In November 2004, the Company submitted an offer of settlement of the previously announced investigation by the Enforcement Division of the Securities and Exchange Commission to the Staff of the Commission. The Staff has agreed to recommend the offer of settlement to the Commission. If approved by the Commission, the proposed settlement, under which the Company would neither admit nor deny the allegations of a Complaint, would fully resolve all claims relating to the investigation that commenced in December 2001. Pursuant to the offer of settlement, the Company would pay a civil penalty of $7,500, which has been accrued at October 31, 2004 in the accompanying financial statements, and would be enjoined from future violations of the federal securities laws.

In February 2005, the personal representatives of the Estates of Arnold Strickland and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against the Company, Sony, Wal-Mart, Gamestop and Devin Moore alleging under Alabama manufacturers liability and wrongful death statutes that the Company’s video games designed, manufactured, marketed and/or supplied to Mr. Moore resulted in “copycat violence” that caused the death of Messrs. Strickland and Mealer. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600,000. In March 2005, the Company removed the case to Federal District Court and filed an answer denying the allegations in the complaint. The Company believes that the claims are without merit and that the action is similar to lawsuits brought and uniformly dismissed by courts in other jurisdictions. The Company intends to vigorously defend and seek a dismissal of this action.

The Company is involved in routine litigation in the ordinary course of its business, which in management’s opinion will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended January 31, 2005, the Company issued 275,000 shares of unregistered restricted stock under the Company's Incentive Stock Plan to three employees of the Company.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Registrant)

Date: March 10, 2005	By:	/s/ Paul Eibeler Paul Eibeler Chief Executive Officer and President (Principal Executive Officer)

Date: March 10, 2005	By:	/s/ Karl H. Winters Karl H. Winters Chief Financial Officer (Principal Financial Officer)