Form 10-Q
period 2005-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2005-06-09
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF l934.

For the quarterly period ended April 30, 2005

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

As of June 6, 2005, there were 71,326,675 shares of the Registrant’s Common Stock outstanding.

Back to Contents

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of April 30, 2005 and October 31, 2004
(In thousands, except share data)

	April 30, 2005	October 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$210,241	$155,095
Accounts receivable, net of allowances of $56,496 and $72,215 at April 30, 2005 and October 31, 2004, respectively	127,278	285,709
Inventories, net	116,568	154,345
Software development costs	50,802	33,980
Licenses	5,981	4,240
Prepaid expenses and other current assets	73,871	60,018
Deferred tax asset	11,701	11,554

Total current assets	596,442	704,941

Fixed assets, net	43,075	34,291
Software development costs, net of current portion	47,423	30,342
Licenses, net of current portion	2,650	1,425
Goodwill	166,417	135,477
Intangibles, net	59,934	36,104
Deferred tax asset	6,219	6,219
Other assets	2,061	1,714

Total assets	$924,221	$950,513

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$90,524	$163,961
Accrued expenses and other current liabilities	84,982	125,567
Income taxes payable	8,758	17,319

Total current liabilities	184,264	306,847
Other long-term liabilities	2,741	2,963
Deferred tax liability	11,026	5,233

Total liabilities	198,031	315,043

Stockholders’ equity
Common stock, par value $.0067 per share; 100,000,000 shares authorized; 71,193,228 and 68,159,477 shares issued and outstanding at April 30, 2005 and October 31, 2004, respectively	475	454
Additional paid-in capital	436,714	382,156
Deferred compensation	(13,095)	(3,896)
Retained earnings	297,465	250,402
Accumulated other comprehensive income	4,631	6,354

Total stockholders’ equity	726,190	635,470

Total liabilities and stockholders’ equity	$924,221	$950,513

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
For the three and six months ended April 30, 2005 and 2004
(In thousands, except per share data)

	Three months ended April 30,		Six months ended April 30,

	2005	2004	2005	2004

Net sales	$222,068	$153,368	$724,542	$528,880

Cost of sales
Product costs	123,504	104,573	360,989	328,951
Royalties	21,938	13,016	102,147	33,014
Software development costs	4,780	1,573	8,985	5,555

Total cost of sales	150,222	119,162	472,121	367,520

Gross profit	71,846	34,206	252,421	161,360

Operating expenses
Selling and marketing	36,275	22,271	87,206	58,173
General and administrative	28,705	24,050	57,392	48,090
Research and development	13,785	8,228	37,202	21,657
Depreciation and amortization	5,102	3,910	9,888	7,655

Total operating expenses	83,867	58,459	191,688	135,575

Income (loss) from operations	(12,021)	(24,253)	60,733	25,785

Interest income, net	1,164	648	1,704	1,074

Income (loss) before income taxes	(10,857)	(23,605)	62,437	26,859

Provision (benefit) for income taxes	(2,671)	(9,029)	15,374	9,677

Net income (loss)	$(8,186)	$(14,576)	$47,063	$17,182

Per share data:
Basic:
Weighted average common shares outstanding	70,112	66,891	69,365	66,734

Net income (loss) per share	$(0.12)	$(0.22)	$0.68	$0.26

Diluted:
Weighted average common shares outstanding	70,112	66,891	70,678	68,228

Net income (loss) per share	$(0.12)	$(0.22)	$0.67	$0.25

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
 For the six months ended April 30, 2005 and 2004
(In thousands)

	Six months ended April 30,

	2005	2004

Cash flows from operating activities:
Net income	$47,063	$17,182
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,888	7,655
Loss (gain) on disposal of fixed assets	15	(646)
Amortization of intellectual property and other	6,642	12,625
Amortization of compensatory stock	9,266	1,220
Amortization of software development costs and licenses	28,327	15,012
Provision for doubtful accounts, returns and sales allowances	60,346	65,714
Write-off of software development costs and licenses	3,397	2,175
Tax benefit from exercise of compensatory stock and stock options	9,941	1,433
Foreign currency transaction loss	247	177
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	116,747	40,516
Decrease in inventories	37,847	1,857
Increase in software development costs	(70,866)	(27,045)
Increase in licenses	(5,556)	(2,466)
(Increase) decrease in prepaid expenses and other current assets	(8,527)	365
Increase in other non-current assets	(347)	—
Decrease in accounts payable	(76,474)	(25,237)
Decrease in accrued expenses and other liabilities	(67,554)	(10,316)
Decrease in income taxes payable	(2,748)	(160)

Net cash provided by operating activities	97,654	100,061

Cash flows from investing activities:
Purchase of fixed assets	(14,610)	(8,332)
Acquisition of intangible assets	(20,000)	(3,100)
Acquisitions, net of cash acquired	(23,244)	(19,625)
Escrow payment for settlement	(7,500)	—
Proceeds from sale of fixed assets and investments	73	864

Net cash used in investing activities	(65,281)	(30,193)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	24,445	7,240
Other financing	(52)	(53)

Net cash provided by financing activities	24,393	7,187

Effect of foreign exchange rates	(1,620)	801

Net increase in cash for the period	55,146	77,856
Cash and cash equivalents, beginning of the period	155,095	183,477

Cash and cash equivalents, end of the period	$210,241	$261,333

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the six months ended April 30, 2005 and 2004
(In thousands)

	Six months ended April 30,

	2005	2004

Supplemental information on businesses acquired:
Fair value of assets acquired:
Current assets	$111	$1,457
Non-current assets	1,196	809
Intangible assets	7,980	7,786
Goodwill	29,433	21,760
Less: liabilities assumed
Current liabilities	(3,275)	(6,105)
Deferred income taxes	(3,192)	—

Net assets of businesses acquired, excluding cash	$32,253	$25,707

Cash paid for businesses acquired	$24,000	$20,454
Less: cash acquired	(756)	(829)

Net cash paid for businesses acquired	23,244	19,625
Additional payments in connection with acquisition	6,416	—
Contingent and deferred consideration	2,593	922
Issuance of restricted stock in connection with acquisition	—	5,160

Total consideration	$32,253	$25,707

Supplemental cash flow information:
Issuance of warrants to licensor	$1,183	$—
Cash paid for taxes	26,809	8,155
Cash paid for interest	131	84

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
For the year ended October 31, 2004 and the six months ended April 30, 2005
(In thousands)

	Common Stock

	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, October 31, 2003	66,341	$442	$350,852	$(1,890)	$185,024	$(936)	$533,492

Foreign currency translation adjustment	—	—	—	—	—	7,290	7,290
Net income	—	—	—	—	65,378	—	65,378

Comprehensive income							72,668

Proceeds from exercise of stock options and warrants	1,326	9	16,674	—	—	—	16,683
Amortization of deferred compensation	—	—	—	3,331	—	—	3,331
Issuance of common stock in connection with acquisition	246	2	5,158	—	—	—	5,160
Issuance of compensatory stock	246	1	5,336	(5,337)	—	—	—
Tax benefit in connection with the exercise of compensatory stock and stock options	—	—	4,136	—	—	—	4,136

Balance, October 31, 2004	68,159	$454	$382,156	$(3,896)	$250,402	$6,354	$635,470

Foreign currency translation adjustment	—	—	—	—	—	(1,723)	(1,723)
Net income	—	—	—	—	47,063	—	47,063

Comprehensive income							45,340

Proceeds from exercise of stock options and warrants	2,222	16	24,429	—	—	—	24,445
Amortization of deferred compensation	—	—	—	9,266	—	—	9,266
Issuance of compensatory stock and stock options	812	5	19,005	(18,465)	—	—	545
Tax benefit in connection with the exercise of compensatory stock and stock options	—	—	9,941	—	—	—	9,941
Issuance of warrants to licensor	—	—	1,183	—	—	—	1,183

Balance, April 30, 2005	71,193	$475	$436,714	$(13,095)	$297,465	$4,631	$726,190

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

Take-Two Interactive Software, Inc. (the “Company”) was incorporated in the State of Delaware in September 1993. The Company develops interactive software games designed for personal computers, video game consoles and handheld platforms, and publishes games developed internally and by third parties. The Company also distributes games for video game consoles and handheld platforms published internally and by third parties, as well as hardware and accessories manufactured by third parties.

2.    SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

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

Stock Split

In April 2005, the Company effected a three-for-two stock split in the form of a stock dividend. Accordingly, all share and per share data in the accompanying unaudited condensed consolidated financial statements and notes thereto give retroactive effect to the stock split.

Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

The Company transacts business in various foreign currencies and has significant sales and purchase transactions denominated in foreign currencies. The Company uses forward exchange contracts to seek to mitigate foreign currency risk associated with foreign currency assets and liabilities, primarily certain intercompany receivables and payables. The Company does not designate foreign currency forward contracts as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result, the Company marks to market its foreign currency forward contracts each period and any gains and losses are recognized in net income. At April 30, 2005, the Company had forward contracts to buy British pounds through May 16, 2005. The notional value and fair value of such contracts were $1,163 and $1,171, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. Although the Company is currently analyzing the method of adoption and impact of the adoption of this standard, effective November 1, 2005, it is expected to have an impact on the Company’s condensed consolidated financial statements similar to the pro forma disclosure under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) (See Note 3).

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchange of Nonmonetary Assets – an amendment of APB Opinion No. 29”. SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe the adoption of SFAS 153 will have a material impact on the Company’s condensed consolidated financial statements.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below.

	Three months ended April 30,		Six months ended April 30,

	2005	2004	2005	2004

Net income (loss), as reported	$(8,186)	$(14,576)	$47,063	$17,182
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,727	297	5,661	806
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,530)	(2,414)	(14,371)	(6,475)

Pro forma net income (loss)	$(12,989)	$(16,693)	$38,353	$11,513

Earnings (loss) per share:
Basic – as reported	$(.12)	$(0.22)	$.68	$0.26
Basic – pro forma	$(.19)	$(0.25)	$.55	$0.17

Diluted – as reported	$(.12)	$(0.22)	$.67	$0.25
Diluted – pro forma	$(.19)	$(0.25)	$.54	$0.17

The pro forma disclosures shown are not representative of the effects on net income and net income per share in future periods.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

4.    BUSINESS ACQUISITIONS AND CONSOLIDATION

The acquisitions described below have been accounted for as purchase transactions. Accordingly, the results of operations and financial position of the acquired businesses are included in the Company’s condensed consolidated financial statements from the respective dates of acquisition. To the extent that the purchase price allocation for these acquisitions is preliminary, the Company does not expect that the final purchase price allocation will be materially different. Pro forma information has not been provided as the impact of these acquisitions was not material.

In January 2005, the Company acquired from SEGA all of the outstanding capital stock of Visual Concepts Entertainment (“Visual Concepts”) and Kush Games (“Kush”), the developers of certain of the Company’s sports titles, and certain intellectual property rights associated with these products. The purchase price consisted of $23,244 in cash, $4,550 of development costs due SEGA, $1,866 of prepaid royalties previously advanced to SEGA and contingent consideration of $2,593 based on the release of certain titles. In connection with the acquisition, the Company recorded $7,980 of identifiable intangible assets, $29,433 of goodwill, $1,196 of non-current assets, $3,164 of net current liabilities and $3,192 of deferred tax liabilities related to identifiable intangible assets, on a preliminary basis.

In October 2004, the Company acquired certain assets from Microsoft, including Indie Built (“Indie”) the developer of Top Spin (tennis), Amped and Amped 2 (snowboarding) and Links (golf) sports games, and the intellectual property rights associated with these products. The purchase price for these assets was $18,500 paid in cash at closing. In connection with the acquisition, the Company recorded $5,828 in identifiable intangible assets, $10,378 of goodwill, $280 of fixed assets, $829 of accounts receivable and $1,185 of net current assets, on a preliminary basis.

In September 2004, the Company acquired all the outstanding capital stock of Venom Games (“Venom”), a UK-based developer of the boxing games Rocky and Rocky Legends. The purchase price was $1,181 paid in cash at closing. In connection with the acquisition, the Company recorded identifiable intangibles of $750, goodwill of $626 and net current liabilities of $195, on a preliminary basis.

In March 2004, the Company acquired all the outstanding capital stock of Mobius Entertainment (“Mobius”) a UK-based developer of titles for handheld platforms, including Sony’s PSP platform. The purchase price was approximately $4,515, of which $3,593 was paid in cash at closing and approximately $922 was paid in March 2005. In connection with the acquisition, the Company recorded identifiable intangibles of $96, goodwill of $4,681 and net liabilities of $262. The Company also agreed to make additional contingent payments of approximately $2,100 based on delivery of products, which will be recorded as additional purchase price when the conditions requiring their payment are met.

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

Pursuant to FASB Interpretation No. 46 (R) “Consolidation of Variable Interest Entities”, the results of operations of Destineer Publishing Corp. (“Destineer”), a publisher of PC games, were consolidated in the Company’s financial statements effective November 1, 2003 through January 31, 2005. Effective February 1, 2005, the Company is no longer considered the primary beneficiary of Destineer nor does the Company hold a significant variable interest in Destineer. Accordingly, pursuant to the requirements of FIN 46 (R), the results of Destineer’s operations are not included in the Company’s condensed consolidated financial statements subsequent to February 1, 2005. The consolidation of Destineer did not have a material impact on the Company’s consolidated financial statements.

5.    INCOME TAXES

The provisions (benefit) for income taxes for the three and six months ended April 30, 2005 and 2004 are based on the Company’s estimated annualized effective tax rates for the respective years. The estimated annualized effective tax rate for fiscal 2005 is 24.6% as compared to an estimated annualized effective tax rate of 36.0% for the comparable period in fiscal 2004. The lower effective tax rate for the 2005 period is primarily due to a change in the mix of earnings with a greater proportion of income being generated in lower tax jurisdictions.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
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

6.    NET INCOME (LOSS) PER SHARE

The following table provides a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and six months ended April 30, 2005 and 2004:

	Net Income (loss)	Shares (in thousands)	Per Share Amount

Three Months Ended April 30, 2005:
Basic and Diluted	$(8,186)	70,112	$(0.12)

Three Months Ended April 30, 2004:
Basic and Diluted	$(14,576)	66,891	$(0.22)

Six Months Ended April 30, 2005:
Basic	$47,063	69,365	$0.68
Effect of dilutive securities – Stock options, restricted stock and warrants	—	1,313

Diluted	$47,063	70,678	$0.67

Six Months Ended April 30, 2004:
Basic	$17,182	66,734	$0.26
Effect of dilutive securities – Stock options, restricted stock and warrants	—	1,494

Diluted	$17,182	68,228	$0.25

The computation of diluted number of shares excludes unexercised stock options and warrants which are antidilutive. A net loss was reported for the three months ended April 30, 2005 and April 30, 2004, therefore, the diluted number of shares excludes 7,823,853 and 7,235,970 of unexercised options, warrants and unvested restricted shares, respectively, which are antidilutive due to the net loss. The computation of diluted number of shares excludes 948,250 and 738,750 unexercised stock options and warrants for the six months ended April 30, 2005 and April 30, 2004, respectively, which are antidilutive.

7.    INVENTORIES, NET

As of April 30, 2005 and October 31, 2004, inventories consist of:

	April 30, 2005	October 31, 2004

Parts and supplies	$5,747	$7,146
Finished products	110,821	147,199

Total	$116,568	$154,345

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Estimated product returns included in the inventory balance were $7,278 and $7,371 at April 30, 2005 and October 31, 2004, respectively. Allowances to reduce inventory amounts to net realizable value were $5,306 and $7,520 at April 30, 2005 and October 31, 2004, respectively.

8.    SOFTWARE DEVELOPMENT COSTS

The Company utilizes both internal development teams and third-party software developers to develop the Company’s products and the titles it publishes.

The Company capitalizes internal software development costs, as well as film production and other content costs subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. The amount of internally developed software included in software development costs was $42,990 and $27,785 at April 30, 2005 and October 31, 2004, respectively.

The Company’s agreements with third-party developers generally provide it with exclusive publishing and distribution rights and require it to make advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs. Advance payments are amortized as royalties in cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. The amount of software development costs resulting from advance payments and guarantees to third-party developers was $55,235 and $36,537 at April 30, 2005 and October 31, 2004, respectively. These amounts were previously classified as prepaid royalties in the Company’s financial statements.

The following table provides the details of software development costs:

	Fiscal 2005	Fiscal 2004

Balance, November 1	$64,322	$36,746
Additions	39,510	11,802
Amortization	(13,358)	(10,087)
Write down	(2,964)	(1,300)
Foreign exchange	498	435

Balance, January 31	88,008	37,596

Additions	23,066	16,891
Amortization	(12,779)	(4,702)
Write down	(33)	(878)
Foreign exchange	(37)	(584)

Balance, April 30	98,225	48,323

Less: current portion	50,802	20,864

Non-current portion	$47,423	$27,459

Included in software development costs at April 30, 2005 and October 31, 2004 are $86,602 and $49,304 related to titles that have not been released yet.

9.    LICENSES

Licenses consist of payments and guarantees made to licensors of intellectual property rights. The Company’s agreements with certain licensors provide for minimum guaranteed payments which may be recouped against amounts due to the licensor based on product sales.

Licenses are amortized as royalties in cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. These amounts were previously classified as prepaid royalties in the Company’s financial statements.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table provides the details of licenses:

	Fiscal 2005	Fiscal 2004

Balance, November 1	$5,665	$225
Additions	4,480	2,222
Amortization	(1,256)	(30)
Write down	(400)	—

Balance, January 31	8,489	2,417

Additions	1,076	243
Amortization	(934)	(193)
Write down	—	—

Balance, April 30	8,631	2,467

Less: current portion	5,981	2,467

Non-current portion	$2,650	$—

Included in licenses at April 30, 2005 and October 31, 2004 are $7,892 and $5,593 related to titles that have not been released yet.

10.    FIXED ASSETS, NET

As of April 30, 2005 and October 31, 2004, fixed assets consist of:

	April 30, 2005	October 31, 2004

Computer equipment	$19,328	$16,973
Office equipment	7,866	6,405
Computer software	21,583	15,480
Furniture and fixtures	5,331	4,413
Leasehold improvements	15,369	10,906
Capital leases	398	398
Construction in progress	4,895	3,922

	74,770	58,497

Less: accumulated depreciation and amortization	31,695	24,206

Total	$43,075	$34,291

Depreciation expense for the six months ended April 30, 2005 and 2004 is $7,325 and $5,529, respectively.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

11.    INTANGIBLES, NET

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

		April 30, 2005			October 31, 2004

	Range of Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	7-10 years	$29,215	$(12,200)	$17,015	$26,825	$(10,438)	$16,387
Customer lists and relationships	5-10 years	4,673	(3,145)	1,528	4,673	(3,007)	1,666
Intellectual Property	2-6 years	67,336	(32,592)	34,744	39,783	(27,151)	12,632
Non-competition Agreements	3-6 years	8,218	(3,677)	4,541	7,888	(3,002)	4,886
Technology	3 years	6,202	(4,096)	2,106	4,192	(3,659)	533

Total		$115,644	$(55,710)	$59,934	$83,361	$(47,257)	$36,104

Amortization expense for the three and six months ended April 30, 2005 and 2004 is as follows:

	Three months ended April 30,		Six months ended April 30,

	2005	2004	2005	2004

Included in:
Cost of sales – product costs	$3,238	$1,769	$5,909	$12,487
Depreciation and amortization	1,226	1,062	2,563	2,126

Total amortization expense	$4,464	$2,831	$8,472	$14,613

Estimated amortization expense for the fiscal years ending October 31, is as follows:

Remainder of 2005	$7,618
2006	16,945
2007	11,637
2008	8,608
2009	6,634
Thereafter	8,492

Total	$59,934

For the six months ended April 30, 2005, the increase in intellectual property and trademarks resulted primarily from the purchase of a business (See Note 4) and acquisition of the intellectual property of Civilization.

12.    LINES OF CREDIT

In December 1999, the Company entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Interest accrues on borrowings at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on the Company’s consolidated leverage ratio. The Company is required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by the Company’s accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of the Company’s domestic subsidiaries. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of April 30, 2005, the Company was in compliance with such covenants. The loan agreement limits or prohibits the Company from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. Available borrowings under the agreement are reduced by the amount of an outstanding stand-by letter of credit, which is $1,560 at April 30, 2005. The Company had no outstanding borrowings under the revolving line of credit as of April 30, 2005.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In May 2005, the Company’s United Kingdom subsidiary renewed its credit facility agreement with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $36,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2006. The Company had no outstanding guarantees and no borrowings under this facility as of April 30, 2005.

13.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of April 30, 2005 and October 31, 2004 consist of:

	April 30, 2005	October 31, 2004

Royalties payable	$20,357	$56,012
Accrued compensation and benefits	14,361	16,865
Accrued licenses and guarantees payable	12,321	14,732
Provision for settlement (See Note 14)	7,500	7,500
Deferred revenue	4,843	3,448
Accrued co-op advertising and product rebates	3,467	3,487
Sales commissions	1,233	2,238
Other	20,900	21,285

Total	$84,982	$125,567

14.    LEGAL AND OTHER PROCEEDINGS

In June 2005, the SEC accepted the Company’s settlement offer, thereby concluding the SEC’s investigation of the Company. Without admitting or denying any wrongdoing, the Company has agreed to consent to the entry of an order enjoining it from future violations of specified provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 (’34 Act), including section 10(b) of the ’34 Act and Rule 10b-5 thereunder. In addition, the Company has agreed to pay a $7.5 million civil penalty, which the Company previously accrued as of October 31, 2004 in the accompanying financial statements, and which has been deposited into an escrow account. The SEC investigation was related to certain accounting matters relating to the Company’s financial statements, periodic reporting and internal accounting control provisions of the federal securities laws. These matters were the subject of the Company’s previously reported restatements of its financial statements in February 2002 and February 2004. Certain of the Company’s employees and former employees also reached settlements with the SEC.

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

15.    COMMITMENTS AND CONTINGENCIES

Lease Commitments: The Company’s offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from May 2005 to October 2014. The Company also leases certain furniture, equipment and automobiles under non-cancelable leases expiring through December 2008. Future minimum rental payments for fiscal 2005 are $8,275 and aggregate minimum rental payments through applicable lease expirations are $93,345.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Distribution Agreements: The Company’s Jack of All Games subsidiary periodically enters into distribution agreements to purchase various software games. These agreements, which expire between June 2005 and June 2006, require remaining aggregate minimum guaranteed payments of $4,110 at April 30, 2005.

Software Development Agreements: The Company’s payments made to third-party software developers include contractual advances and royalties under agreements which expire at various times through October 2007. Assuming performance by third-party developers, the Company has aggregate outstanding commitments of $68,417 under various software development agreements at April 30, 2005. The Company has also established an internal royalty program pursuant to which it pays royalties to its development personnel based on product sales.

Licensing Agreements: The Company’s license expense consists primarily of payments made to licensors for intellectual property rights under agreements which expire at various times through September 2010. As of April 30, 2005, the Company has minimum guaranteed licensing and marketing commitments of $180,929 outstanding, of which $6,035 is recorded in the Company’s condensed consolidated balance sheet as the licensor does not have any significant performance obligation to the Company. Minimum guaranteed licensing and marketing commitments primarily reflect the Company’s agreements with Major League Baseball and the National Basketball Association.

Contingent Consideration: In connection with the acquisition of Mobius in March 2004, the Company agreed to make additional contingent payments of approximately $2,100 based on the delivery of products. In fiscal 2003, the Company agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s future profits for the first three years after acquisition.

In March 2005, the Company renegotiated a $6,000 contingent obligation due upon delivery of the final PC version of Duke Nukem Forever through the payment of $4,250 and issuance of a promissory note in the principal amount of $500. The payment of the promissory note is contingent upon the commercial release of such product prior to December 31, 2006.

16.    SEGMENT REPORTING

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

Information about the Company’s total non-current assets in the United States, Canada and international areas as of April 30, 2005 and October 31, 2004 is presented below:

	April 30, 2005	October 31, 2004

Non-current assets:
United States	$239,589	$163,709
Canada	25,986	23,427
International:
United Kingdom	33,267	31,263
All other Europe	18,939	16,809
Other	9,998	10,364

Total	$327,779	$245,572

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Information about the Company’s net sales in the United States, Canada and international areas for the three and six months ended April 30, 2005 and 2004 is presented below (net sales are attributed to geographic areas based on product destination):

	Three months ended April 30,		Six months ended April 30,

	2005	2004	2005	2004

Net Sales:
United States	$136,937	$81,837	$433,104	$345,702
Canada	17,919	21,189	52,095	57,271
International:
United Kingdom	18,397	16,904	83,373	45,585
All other Europe	41,110	27,482	135,460	65,713
Asia Pacific	6,752	5,638	18,289	13,662
Other	953	318	2,221	947

Total	$222,068	$153,368	$724,542	$528,880

North America	69.7%	67.2%	67.0%	76.2%
International	30.3%	32.8%	33.0%	23.8%

Information about the Company’s net sales by product category for the three and six months ended April 30, 2005 and 2004 is presented below:

	Three months ended April 30,		Six months ended April 30,

	2005	2004	2005	2004

Product Category:
Publishing	$146,923	$88,533	$502,307	$320,241
Distribution	75,145	64,835	222,235	208,639

Total	$222,068	$153,368	$724,542	$528,880

Publishing revenue is derived from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third parties. Distribution revenue is derived from the sale of third-party interactive software titles, hardware and accessories.

Information about the Company’s net sales by product platforms for the three and six months ended April 30, 2005 and 2004 is presented below:

	Three months ended April 30,		Six months ended April 30,

	2005	2004	2005	2004

Platforms:
Sony PlayStation 2	$100,660	$51,037	$453,272	$243,569
Sony PlayStation	829	5,952	4,027	17,836
Microsoft Xbox	46,389	38,728	88,762	141,488
Sony PSP	3,334	—	3,334	—
PC	31,111	21,873	53,751	28,014
Nintendo Game Boy Color, Game Boy Advance, DS and N64	15,369	14,661	41,914	35,042
Nintendo GameCube	5,118	7,796	18,635	25,097
Hardware	10,283	7,407	34,803	23,967
Accessories and other	8,975	5,914	26,044	13,867

Total	$222,068	$153,368	$724,542	$528,880

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
 (Dollars in thousands, except per share amounts)

Overview

We are a leading global publisher of interactive software games designed for personal computers, video game consoles and handheld platforms manufactured by Sony, Microsoft and Nintendo. We also distribute our products as well as third-party software, hardware and accessories to retail outlets in North America through our Jack of All Games subsidiary, and we have sales, marketing and publishing operations in Australia, Austria, Canada, France, Germany, Netherlands, Italy, New Zealand, Spain and the United Kingdom.

Our principal sources of revenue are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software titles and software titles developed by third parties. Operating margins in our publishing business are dependent upon our ability to continually release new, commercially successful products. We develop most of our frontline products internally, and we own major intellectual properties, which we believe permits us to maximize profitability. Operating margins for titles developed by third parties, or for which we do not own the intellectual property, are affected by costs to acquire licenses and amounts due to developers.

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

Through our Rockstar Games subsidiary, we have pursued a growth strategy by capitalizing on the widespread market acceptance of video game consoles, as well as the growing popularity of innovative action games that appeal to mature audiences. We have established a portfolio of successful proprietary software content for the major hardware platforms. We expect to continue to be the leader in the mature, action product category by leveraging our existing franchises and developing new brands. We currently anticipate that the release of Grand Theft Auto: San Andreas for the Xbox and PC, Midnight Club 3: DUB Edition for the PSP, Grand Theft Auto: Liberty City Stories for the PSP, The Warriors for the PlayStation 2 and Xbox and Bully for the PlayStation 2 and Xbox will generate significant cash flow in fiscal 2005.

The Company is seeking to diversify its product offerings through its 2K Games subsidiary by capitalizing on significant growth opportunities in the market for sports and other licensed action and strategy titles. 2K Games recently made strategic acquisitions of leading sports development studios and has entered into license agreements with major sports leagues to develop sports titles. 2K Games also entered into license agreements for several popular entertainment properties, acquired well-known intellectual property rights, and entered into distribution and publishing arrangements for major action and strategy PC titles. We currently anticipate the release of Charlie and the Chocolate Factory, Conflict: Global Terror and World Poker Tour on multiple platforms, Call of Cthulhu: Dark Corners of the EarthTM for the PlayStation 2 and Xbox, NBA 2K6 for the PlayStation 2 and Xbox, and Top Spin for the PlayStation 2, among other titles, in fiscal 2005.

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

Stock Split

In April 2005, we effected a three-for-two stock split in the form of a stock dividend. Accordingly, all share and per-share data in the accompanying unaudited condensed consolidated financial statements and notes thereto give retroactive effect to the stock split.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
 (Dollars in thousands, except per share amounts)

Revenue Recognition

We recognize revenue upon the transfer of title and risk of loss to our customers. We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition”. Accordingly, we recognize revenue for software when there is (1) persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the software is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms.

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

Software Development Costs

We utilize both internal development teams and third-party software developers to develop our products.

We capitalize internal software development costs, as well as film production and other content costs subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, we evaluate the recoverability of capitalized software costs based on undiscounted future cash flows and charge to cost of sales any amounts that are deemed unrecoverable.

Our agreements with third-party developers generally provide us with exclusive publishing and distribution rights and require us to make advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs. Advance payments are amortized as royalties in cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. At each balance sheet date, we evaluate the recoverability of advanced development payments and unrecognized minimum commitments not yet paid to determine the amounts unlikely to be realized through product sales. Advance payments are charged to cost of sales in the amount that management determines is unrecoverable in the period in which such determination is made or if management determines that it will cancel a development project.

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

Licenses are amortized as royalties in cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. At each balance sheet date, we evaluate licenses as well as any unrecognized minimum commitments not yet paid to determine the amounts unlikely to be realized through product sales. License-based assets are charged to cost of sales in the amount that management determines is not probable of being recouped at the contractual royalty rate based on current and future sales in the period in which such determination is made.

Income Taxes

Income tax assets and liabilities are determined by taxable jurisdiction. We do not provide taxes on undistributed earnings of our international subsidiaries. The total amount of undistributed earnings of foreign subsidiaries was approximately $110,400 as of April 30, 2005. It is currently our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends to us. The realization of deferred tax assets depends on whether we generate future taxable income of the appropriate type. In addition, we may adopt tax planning strategies to realize these assets. If future taxable income does not materialize or tax planning strategies are not effective, we may be required to record a valuation allowance.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. Management is currently analyzing the method of adoption and impact of the adoption of this standard, effective November 1, 2005. However, it is expected to have an impact on our condensed consolidated financial statements similar to the pro forma disclosure under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
 (Dollars in thousands, except per share amounts)

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations, and sets forth net sales by territory, sales mix, platform and principal products:

	Three months ended April 30,		Six months ended April 30,

Operating data:	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales
Product costs	55.6	68.2	49.8	62.2
Royalties	9.9	8.5	14.1	6.2
Software development costs	2.2	1.0	1.2	1.1
Total cost of sales	67.6	77.7	65.2	69.5
Selling and marketing	16.3	14.5	12.0	11.0
General and administrative	12.9	15.7	7.9	9.1
Research and development	6.2	5.4	5.1	4.1
Depreciation and amortization	2.3	2.5	1.4	1.4
Interest income, net	0.5	0.4	0.2	0.2
Provision (benefit) for income taxes	(1.2)	(5.9)	2.1	1.8
Net income (loss)	(3.7)	(9.5)	6.5	3.2

Net Sales by Territory:
North America	69.7%	67.2%	67.0%	76.2%
International	30.3	32.8	33.0	23.8

Net Sales Mix:
Publishing	66.2%	57.7%	69.3%	60.6%
Distribution	33.8	42.3	30.7	39.4

Platform Mix (publishing):
Console	85.0%	89.8%	92.6%	93.0%
PC	11.4	1.0	4.6	1.6
Handheld	1.5	5.0	1.2	2.9
Accessories	2.1	4.2	1.6	2.5

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
 (Dollars in thousands, except per share amounts)

Our best-selling titles for the three and six months ended April 30, 2005 and 2004 as a percentage of sales are as follows:

Top Ten Titles – Three months ended April 30, 2005	Platform	Release Date	% of Sales

Midnight Club 3: DUB Edition	PS2	April 2005	19.4%
Midnight Club 3: DUB Edition	Xbox	April 2005	9.6
Grand Theft Auto: San Andreas	PS2	October 2004	9.0
Stronghold 2	PC	April 2005	4.4
Major League Baseball 2K5	PS2	February 2005	3.3
Major League Baseball 2K5	Xbox	February 2005	2.6
Close Combat: First to Fight	Xbox	April 2005	2.3
Grand Theft Auto: Vice City	PS2	October 2002	1.6
Grand Theft Auto Double Pack	Xbox	November 2003	1.0
Grand Theft Auto 3	PS2	October 2001	1.0

Top Ten Titles – Three months ended April 30, 2004	Platform	Release Date	% of Sales

Mafia	PS2	January 2004	8.7%
Mafia	Xbox	March 2004	7.1
Grand Theft Auto Double Pack	Xbox	November 2003	6.1
Manhunt	Xbox	April 2004	5.0
Grand Theft Auto: Vice City	PS2	October 2002	3.6
Grand Theft Auto Double Pack	PS2	October 2003	3.0
Grand Theft Auto 3	PS2	October 2001	2.1
Destruction Derby Arenas	PS2	March 2004	1.9
Manhunt	PC	November 2003	1.4
Serious Sam: Next Encounter	PS2	April 2004	1.3

Top Ten Titles – Six months ended April 30, 2005	Platform	Release Date	% of Sales

Grand Theft Auto: San Andreas	PS2	October 2004	42.3%
Midnight Club 3: DUB Edition	PS2	April 2005	5.9
Midnight Club 3: DUB Edition	Xbox	April 2005	2.9
Grand Theft Auto: Vice City	PS2	October 2002	1.4
Stronghold 2	PC	April 2005	1.3
ESPN NBA 2K5	PS2	September 2004	1.2
Major League Baseball 2K5	PS2	February 2005	1.0
ESPN NFL 2K5	PS2	July 2004	0.9
Major League Baseball 2K5	Xbox	February 2005	0.8
Grand Theft Auto Double Pack	Xbox	November 2003	0.8

Top Ten Titles – Six months ended April 30, 2004	Platform	Release Date	% of Sales

Grand Theft Auto Double Pack	Xbox	November 2003	11.1%
Max Payne 2: The Fall of Max Payne	PS2	December 2003	7.5
Manhunt	PS2	November 2003	6.5
Max Payne 2: The Fall of Max Payne	Xbox	November 2003	4.5
Mafia	PS2	January 2004	4.4
Grand Theft Auto: Vice City	PS2	October 2002	3.7
Grand Theft Auto Double Pack	PS2	October 2003	3.1
Mafia	Xbox	March 2004	2.1
Grand Theft Auto 3	PS2	October 2001	1.6
Manhunt	Xbox	April 2004	1.4

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
 (Dollars in thousands, except per share amounts)

Business Acquisitions

During fiscal 2004 and the six months ended April 30, 2005, we consummated the acquisitions described below. To the extent that the purchase price allocation for these acquisitions is preliminary, we do not expect that the final purchase price allocation will be materially different. The acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations and financial position of the acquired businesses are included in our condensed consolidated financial statements from the respective dates of acquisition. Pro forma information has not been provided as the impact of these acquisitions was not material.

Visual Concepts Entertainment and Kush Games. In January 2005, we acquired from SEGA all of the outstanding capital stock of Visual Concepts and Kush, the developers of certain of our sports titles, and certain intellectual property rights associated with these products. The purchase price consisted of $23,244 in cash, $4,550 of development costs due SEGA, approximately $1,866 of prepaid royalties previously advanced to SEGA and contingent consideration of $2,593 based on the release of certain titles. In connection with the acquisition, we recorded $7,980 of identifiable intangible assets, $29,433 of goodwill, $1,196 of non-current assets, $3,164 of net current liabilities and $3,192 of deferred tax liabilities related to identifiable intangible assets, on a preliminary basis.

Indie. In October 2004, we acquired certain assets from Microsoft, including Indie, the developer of the successful Top Spin (tennis), Amped and Amped 2 (snowboarding) and Links (golf) sports games, and the intellectual property rights associated with these products. The purchase price for these assets was $18,500 paid in cash at closing. In connection with the acquisition, we recorded $5,828 in identifiable intangible assets, $10,378 of goodwill, $280 of fixed assets, $829 of accounts receivable and $1,185 of net current assets, on a preliminary basis.

Venom. In September 2004, we acquired all the outstanding capital stock of Venom, a UK-based developer of the boxing games Rocky and Rocky Legends. The purchase price was $1,181 paid in cash at closing. In connection with the acquisition, we recorded identifiable intangibles of $750, goodwill of $626 and net current liabilities of $195, on a preliminary basis.

Mobius (Rockstar Leeds). In March 2004, we acquired all the outstanding capital stock of Mobius, a UK-based developer of titles for handheld platforms, including Sony’s PSP platform. The purchase price was approximately $4,515, of which $3,593 was paid in cash at closing and approximately $922 was paid in March 2005. In connection with the acquisition, we recorded identifiable intangibles of $96, goodwill of $4,681 and net liabilities of $262. We also agreed to make additional contingent payments of approximately $2,100 based on delivery of products, which will be recorded as additional purchase price when the conditions requiring their payment are met.

TDK. In December 2003, we acquired all of the outstanding capital stock and assumed certain liabilities of TDK. The purchase price consisted of $16,032 in cash (which is net of $8,051 previously due to TDK under a distribution agreement) and the issuance of 163,641 shares of restricted stock valued at $5,160. In connection with the acquisition, we recorded identifiable intangibles of $7,690, goodwill of $17,079 and net liabilities of $3,577.

Pursuant to FASB Interpretation No. 46 (R) “Consolidation of Variable Interest Entities”, the results of operations of Destineer Publishing Corp. (“Destineer”), a publisher of PC games, were consolidated in the Company’s financial statements effective November 1, 2003 through January 31, 2005. Effective February 1, 2005, the Company is no longer considered the primary beneficiary of Destineer nor does the Company hold a significant variable interest in Destineer. Accordingly, pursuant to the requirements of FIN 46 (R), the results of Destineer’s operations are not included in the Company’s condensed consolidated financial statements subsequent to February 1, 2005. The consolidation of Destineer did not have a material impact on the Company’s consolidated financial statements.

Three Months ended April 30, 2005 and 2004

Net Sales

	Three months ended April 30,

	2005	%	2004	%	$ Increase	% Incr

Publishing	$146,923	66.2	$88,533	57.7	$58,390	66.0
Distribution	75,145	33.8	64,835	42.3	10,310	15.9

Total net sales	$222,068	100.0	$153,368	100.0	$68,700	44.8

Net Sales. The increase in net sales was primarily attributable to growth in our publishing business.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
 (Dollars in thousands, except per share amounts)

The increase in publishing revenues for the three months ended April 30, 2005 was primarily attributable to sales of Midnight Club 3: DUB Edition for the PlayStation 2 and Xbox, which was released in April 2005, the continued sales of Grand Theft Auto: San Andreas for the PlayStation 2 and sales of our sports titles for the PlayStation 2 and Xbox, including Major League Baseball 2K5, which was released in February 2005. Publishing revenues for the three months ended April 30, 2005 and 2004 include licensing revenues of $7,078 and $3,337, respectively.

Products designed for video game console platforms accounted for 85.0% of publishing revenues as compared to 89.8% for the comparable period last year. Products designed for PC platforms accounted for 11.4% of publishing revenues as compared to 1.0% for the prior comparable period. The increase in sales of products for PC platforms was primarily attributable to sales of Stronghold 2 for PC, which was released in April 2005. We anticipate that our platform mix will remain heavily weighted towards console platforms, but may fluctuate from period to period.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. The increase in distribution revenues was primarily attributable to increased hardware sales offset by lower sales of software titles. We currently anticipate that distribution revenues will grow at a rate consistent with industry trends.

International operations accounted for approximately $67,212, or 30.3% of net sales for the three months ended April 30, 2005 compared to $50,342 or 32.8% of net sales for the three months ended April 30, 2004. The absolute dollar increase was primarily attributable to sales of Midnight Club 3: DUB Edition for the PlayStation 2 and Xbox, which was released in April 2005 and the continued strong sales of Grand Theft Auto: San Andreas for the PlayStation 2. Net sales included approximately $4,884 of benefit from foreign exchange rates in the three months ended April 30, 2005. We expect international sales to continue to account for a significant portion of our revenues.

Cost of Sales

	Three months ended April 30,

	2005	% of Sales	2004	% of Sales	$ Increase	% Incr

Product costs	$123,504	55.6	$104,573	68.2	$18,931	18.1
Royalties	21,938	9.9	13,016	8.5	8,922	68.5
Software development costs	4,780	2.1	1,573	1.0	3,207	203.9

Total cost of sales	$150,222	67.6	$119,162	77.7	$31,060	26.1

Product costs. The increase in product costs in absolute dollars was consistent with the increase in publishing and distribution revenues. The decrease in product costs as a percentage of net sales was due to the higher proportion of publishing revenues, primarily attributable to sales of Midnight Club 3: DUB Edition and Grand Theft Auto: San Andreas, which have lower product costs than distribution revenues. The decrease in product costs as a percentage of net sales was slightly offset by a shift in the product mix within our distribution business toward hardware products which have higher costs than software titles.

Royalties. The increase in royalties was primarily attributable to expense associated with sales of Midnight Club 3: DUB Edition and our sports titles, including Major League Baseball 2K5. Royalties also increased as a result of expense associated with sales of Grand Theft Auto: San Andreas under our internal royalty program, which provides for increasing royalty levels as incentives for achieving sales thresholds.

Software development costs. The increase in software development costs was due to the increased sales of our internally developed titles, resulting in higher amortization of capitalized costs.

In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product, sales mix and distribution channels.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
 (Dollars in thousands, except per share amounts)

Operating Expenses

	Three months ended April 30,

	2005	% of Sales	2004	% of Sales	$ Increase	% Incr

Selling and marketing	$36,275	16.3	$22,271	14.5	$14,004	62.9
General and administrative	28,705	12.9	24,050	15.7	4,655	19.4
Research and development	13,785	6.2	8,228	5.4	5,557	67.5
Depreciation and amortization	5,102	2.3	3,910	2.5	1,192	30.5

Total operating expenses	$83,867	37.7	$58,459	38.1	$25,408	43.5

Selling and marketing. The increase in selling and marketing expense was due to increased levels of advertising and promotional support for new products, specifically Major League Baseball 2K5 and Midnight Club 3: DUB Edition, and catalog titles. The increase was also due to higher personnel expense, which is consistent with the growth of our business.

General and administrative. The increase in general and administrative expense in absolute dollars was primarily due to increased compensation for additional executive personnel to support the growth of our business and increased professional fees primarily attributable to Sarbanes-Oxley compliance. The increase was also due to higher office and rent expense associated with development studios that were acquired subsequent to the second quarter of fiscal 2004, and the opening of a new office in fiscal 2005 in connection with the formation of our 2K Games publishing label. For the 2004 period, personnel expenses included approximately $3,000 of severance charges, signing bonuses and restricted stock expenses, primarily attributable to senior management changes.

Research and development. The increase in research and development costs was primarily due to increased personnel expenses associated with development studios that were acquired subsequent to the second quarter of fiscal 2004. Increased personnel expenses are attributable to increased staffing, reflecting our strategy of bringing more of our development in-house. A substantial portion of our research and development costs are capitalized and subsequently amortized as cost of goods sold once software development projects reach technological feasibility, which is relatively early in the development process.

Depreciation and amortization. Depreciation and amortization expense increased primarily due to higher depreciation related to the implementation of software systems and leasehold improvements.

Loss from operations. Loss from operations decreased by $12,232, or 50.4%, to $12,021 for the three months ended April 30, 2005 from a loss of $24,253 for the three months ended April 30, 2004, due to the changes referred to above. Foreign exchange rates increased the loss from operations by approximately $510 for the three months ended April 30, 2005.

Interest income, net. Interest income increased by $516, or 79.6% to $1,164 for the three months ended April 30, 2005 from $648 for the prior comparable period due to interest earned on invested cash.

Benefit for income taxes. Income tax benefit was $2,671 for the three months ended April 30, 2005 as compared to income tax benefit of $9,029 for the three months ended April 30, 2004. The decrease was due to a reduction in the estimated annual effective tax rate and a lower taxable loss. The estimated annual effective tax rate was 24.6% for the three months ended April 30, 2005, as compared to an estimated annual effective tax rate of 36.0% for the comparable period in fiscal 2004. The lower estimated annual effective tax rate of 24.6% for fiscal 2005 is primarily due to a change in the mix of earnings with a greater proportion of income being generated in lower tax jurisdictions.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss. For the three months ended April 30, 2005, net loss was $8,186 as compared to net loss of $14,576 for the three months ended April 30, 2005, a decrease of $6,390, or 43.8% resulting from the changes referred to above.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
 (Dollars in thousands, except per share amounts)

Diluted net loss per share. Diluted net loss per share for the three months ended April 30, 2005 of $0.12, decreased $0.10, or 45.5%, as compared to diluted net loss per share of $0.22 for the three months ended April 30, 2004, principally due to a decrease in the net loss for the period offset by a slight increase in the weighted average common shares outstanding.

Six Months ended April 30, 2005 and 2004

Net Sales

	Six months ended April 30,

	2005	%	2004	%	$ Increase	% Incr

Publishing	$502,307	69.3	$320,241	60.6	$182,066	56.9
Distribution	222,235	30.7	208,639	39.4	13,596	6.5

Total net sales	$724,542	100.0	$528,880	100.0	$195,662	37.0

Net Sales. The increase in net sales was primarily attributable to growth in our publishing business.

The increase in publishing revenues for the six months ended April 30, 2005 was primarily attributable to sales of Grand Theft Auto: San Andreas for the PlayStation 2 and Midnight Club 3: DUB Edition for the PlayStation 2 and Xbox, which was released in April 2005. Sales of sports titles for the PlayStation 2 and Xbox, including Major League Baseball 2K5, also contributed to the increase in publishing revenues. Publishing revenues for the six months ended April 30, 2005 and 2004 include licensing revenues of $9,409 and $7,578, respectively.

Products designed for video game console platforms accounted for 92.6% of publishing revenues as compared to 93.0% for the comparable period last year. Products designed for PC platforms accounted for 4.6% of publishing revenues as compared to 1.6% for the prior comparable period. The increase in sales of products for PC platforms was primarily attributable to sales of Stronghold 2 for PC, which was released in April 2005. We anticipate that our platform mix will remain heavily weighted towards console platforms, but may fluctuate from period to period.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. The increase in distribution revenues was primarily attributable to increased hardware sales offset by lower sales of software titles. We currently anticipate that distribution revenues will grow at a rate consistent with industry trends.

International operations accounted for approximately $239,343, or 33.0% of net sales for the six months ended April 30, 2005 compared to $125,907 or 23.8% of net sales for the six months ended April 30, 2004. The increase was primarily attributable to sales of Grand Theft Auto: San Andreas for the PlayStation 2 and Midnight Club 3: DUB Edition for the PlayStation 2 and Xbox, which was released in April 2005. Net sales included approximately $21,470 of benefit from foreign exchange rates in the six months ended April 30, 2005. We expect international sales to continue to account for a significant portion of our revenues.

Cost of Sales

	Six months ended April 30,

	2005	% of Sales	2004	% of Sales	$ Increase	% Incr

Product costs	$360,989	49.8	$328,951	62.2	$32,038	9.7
Royalties	102,147	14.1	33,014	6.2	69,133	209.4
Software development costs	8,985	1.3	5,555	1.1	3,430	61.7

Total cost of sales	$472,121	65.2	$367,520	69.5	$104,601	28.5

Product costs. The increase in product costs in absolute dollars was consistent with the increase in publishing and distribution revenues. The decrease in product costs as a percentage of net sales was due to the higher proportion of publishing revenues, primarily attributable to Grand Theft Auto: San Andreas and Midnight Club 3: DUB Edition, which have lower product costs than distribution revenues. The decrease in product costs as a percentage of net sales was slightly offset by a shift in the product mix within our distribution operations toward hardware products which have higher costs than software titles.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
 (Dollars in thousands, except per share amounts)

Royalties.The increase in royalties was primarily attributable to expense associated with Grand Theft Auto: San Andreas under our internal royalty program, which provides for increasing royalty levels as incentives for achieving sales thresholds. Royalties also increased as a result of expense associated with sales of Midnight Club 3: DUB Edition and our sports titles, including Major League Baseball 2K5.

Software development costs. The increase in software development costs was due to the increased sales of our internally developed titles resulting in higher amortization of capitalized costs.

In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product, sales mix and distribution channels.

Operating Expenses

	Six months ended April 30,

	2005	% of Sales	2004	% of Sales	$ Increase	% Incr

Selling and marketing	$87,206	12.0	$58,173	11.0	$29,033	49.9
General and administrative	57,392	7.9	48,090	9.1	9,302	19.3
Research and development	37,202	5.1	21,657	4.1	15,545	71.8
Depreciation and amortization	9,888	1.4	7,655	1.4	2,233	29.2

Total operating expenses	$191,688	26.4	$135,575	25.6	$56,113	41.4

Selling and marketing. The increase in selling and marketing expense was due to higher advertising and promotional support for existing and new products, specifically Grand Theft Auto: San Andreas, Midnight Club 3: DUB Edition and our sports titles. The increase was also due to higher personnel expense, which is consistent with the growth of our business.

General and administrative. The increase in general and administrative expense in absolute dollars was primarily due to increased compensation for additional executive personnel to support the growth of our business and increased professional fees primarily attributable to Sarbanes-Oxley compliance. The increase was also due to higher office and rent expense associated with development studios that were acquired subsequent to the second quarter of fiscal 2004 and the opening of a new office in fiscal 2005 in connection with the formation of our 2K Games publishing label. For the 2004 period, personnel expenses included approximately $3,000 of severance charges, signing bonuses and restricted stock expenses, primarily attributable to senior management changes.

Research and development. The increase in research and development costs was primarily due to increased personnel expenses associated with development studios that were acquired subsequent to the second quarter of fiscal 2004. Increased personnel expenses are attributable to increased staffing, reflecting our strategy of bringing more of our development in-house. A substantial portion of our research and development costs are capitalized and subsequently amortized as cost of goods sold once software development projects reach technological feasibility, which is relatively early in the development process.

Depreciation and amortization. Depreciation and amortization expense increased primarily due to higher depreciation related to the implementation of software systems and leasehold improvements.

Income from operations. Income from operations increased by $34,948, or 135.5%, to $60,733 for the six months ended April 30, 2005 from $25,785 for the six months ended April 30, 2004, due to the changes referred to above. Foreign exchange rates benefited income from operations by approximately $2,000 for the six months ended April 30, 2005.

Interest income, net. Interest income increased by $630, or 58.7% to $1,704 for the six months ended April 30, 2005 from $1,074 for the prior comparable period due to interest earned on invested cash.

Provision for income taxes. Income tax expense was $15,374 for the six months ended April 30, 2005 as compared to income tax expense of $9,677 for the six months ended April 30, 2004. The increase was primarily attributable to increased taxable income offset by a reduction in the estimated annual effective tax rate. The estimated annual effective tax rate was 24.6% for the six months ended April 30, 2005, as compared to an estimated annual effective tax rate of 36.0% for the comparable period in fiscal 2004. The lower estimated annual effective tax rate of 24.6% for fiscal 2005 is primarily due to a change in the mix of earnings with a greater proportion of income being generated in lower tax jurisdictions.

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

Net income. For the six months ended April 30, 2005, net income was $47,063 as compared to net income of $17,182 for the six months ended April 30, 2004, an increase of $29,881, or 173.9% and resulted from the changes referred to above.

Diluted net income per share. Diluted net income per share for the six months ended April 30, 2005 of $0.67, increased $0.42, or 164.4%, as compared to diluted net income per share of $0.25 for the six months ended April 30, 2004, principally due to higher net income offset by a slight increase in the weighted average common shares outstanding.

Liquidity and Capital Resources

Our primary cash requirements are to fund the development and marketing of our products. We satisfy our working capital requirements primarily through cash flow from operations. At April 30, 2005, we had working capital of $412,178 as compared to working capital of $398,094 at October 31, 2004.

Cash and cash equivalents increased for the six months ended April 30, 2005 as follows:

	Six months ended April 30,

	2005	2004

Cash provided by operating activities	$97,654	$100,061
Cash used in investing activities	(65,281)	(30,193)
Cash provided by financing activities	24,393	7,187
Effect of foreign exchange rates on cash and cash equivalents	(1,620)	801

Net increase in cash and cash equivalents	$55,146	$77,856

Operating Activities. Cash provided by operating activities for the six months ended April 30, 2005 was $97,654 compared to $100,061 for the six months ended April 30, 2004. The decrease principally reflects an increase in expenditures related to the development of titles, the subsequent payment of accounts payable related to the build-up in inventory at October 31, 2004 in connection with release of a major product and the payment of royalties earned under our internal royalty program. This was offset by higher net income, adjusted for non-cash items, and the collections of accounts receivable from significant product sales.

Investing Activities. Net cash used in investing activities for the six months ended April 30, 2005 was $65,281 compared to net cash used in investing activities of $30,193 for the six months ended April 30, 2004. Net cash used in the current period reflects an escrow payment in connection with an offer of settlement, the acquisition of Civilization, Visual Concepts and Kush and the prior period reflects the acquisition of TDK. During the current period, we also incurred capital expenditures associated with leasehold improvements at our new warehouse facilities in Cincinnati, Ohio and new offices for our 2K publishing label and expenditures related to the continued improvement of our software systems.

Financing Activities. Net cash provided by financing activities for the six months ended April 30, 2005 was $24,393 as compared to net cash provided by financing activities of $7,187 for the six months ended April 30, 2004. The increase was primarily attributable to higher proceeds from the exercise of stock options.

Significant Balance Sheet Changes

Accounts Receivable: The decrease of $174,150 in gross accounts receivable, before allowances, from October 31, 2004 to April 30, 2005 and the increase in allowances as a percentage of gross receivables was due to a significant product release during the three months ended October 31, 2004 and subsequent receivable collections. Our allowances, which include doubtful accounts, returns, price concessions, rebates and other sales allowances, decreased to $56,496 at April 30, 2005 from $72,215 at October 31, 2004 and increased as a percentage of receivables to 30.7% at April 30, 2005 from 20.2% at October 31, 2004. The above variances are consistent with the seasonal fluctuations of our business.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
 (Dollars in thousands, except per share amounts)

As of April 30, 2005, the receivable balances from our five largest retail customers accounted for approximately 36.6% of our gross receivable balance. Generally, we have been able to collect our receivables in the ordinary course of business. We do not hold any collateral to secure payment from customers and our domestic receivables are not covered by insurance. As a result, we are subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers. If we are unable to collect our accounts receivable as they become due, it could adversely affect our liquidity and working capital position and we would be required to increase our provision for doubtful accounts.

Loan Facilities: In December 1999, we entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provides for borrowings of up to $40,000 through the expiration of the line of credit on August 28, 2005. Interest accrues on borrowings at the bank’s prime rate plus 0.25% to 1.25%, or at LIBOR plus 2.25% to 2.75% depending on our consolidated leverage ratio. We are required to pay a commitment fee to the bank equal to 0.5% of the unused loan balance. Borrowings under the line of credit are collateralized by our accounts receivable, inventory, equipment, general intangibles, securities and other personal property, including the capital stock of our domestic subsidiaries. The loan agreement contains certain financial and other covenants, including the maintenance of consolidated net worth, consolidated leverage ratio and consolidated fixed charge coverage ratio. As of April 30, 2005, we were in compliance with such covenants. The loan agreement limits or prohibits us from declaring or paying cash dividends, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. Available borrowings under the agreement are reduced by the amount of an outstanding stand-by letter of credit, which was $1,560 at April 30, 2005. We had no outstanding borrowings under the revolving line of credit as of April 30, 2005.

In May 2005, our United Kingdom subsidiary renewed its credit facility agreement with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $36,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2006. We had no outstanding guarantees and no borrowings under this facility as of April 30, 2005.

Capital Expenditures: We expect to spend an additional $2.3 million in connection with the continued improvement of our software systems for our domestic and international operations. We also expect to make additional capital expenditures of $1.7 million for leasehold improvements and equipment in our new warehouse facilities in Cincinnati, Ohio, and a further $1.0 million for leasehold improvements to new offices for our 2K Games publishing label. As of the date of this report, we have no other material commitments for capital expenditures.

Other: In January 2003, the Board of Directors authorized a stock repurchase program under which we may repurchase up to $25,000 of our common stock from time to time in the open market or in privately negotiated transactions. To date, we have not repurchased any shares under this program.

We have incurred and may continue to incur significant legal, accounting and other professional fees and expenses in connection with pending regulatory and litigation matters.

Based on our currently proposed operating plans and assumptions, we believe that projected cash flow from operations and available cash resources will be sufficient to satisfy our cash requirements for the next twelve months.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
 (Dollars in thousands, except per share amounts)

Contractual Obligations and Contingent Liabilities and Commitments

A summary of annual minimum contractual obligations and commitments as of April 30, 2005 is as follows:

Fiscal Years Ending October 31,	Leases	Distribution Agreements	Software Development Agreements	Licensing and Marketing Agreements	Total

Remainder of 2005	$8,275	$3,312	$35,678	$11,778	$59,043
2006	13,621	798	24,839	38,423	77,681
2007	11,444	—	7,900	34,078	53,422
2008	11,104	—	—	34,117	45,221
2009	10,826	—	—	34,700	45,526
Thereafter	38,075	—	—	27,833	65,908

	$93,345	$4,110	$68,417	$180,929	$346,801

Lease Commitments: Our offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from May 2005 to October 2014. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through December 2008. Future minimum rental payments for fiscal 2005 are $8,275 and aggregate minimum rental payments through applicable lease expirations are $93,345.

Distribution Agreements: Our Jack of All Games subsidiary periodically enters into distribution agreements to purchase various software games that require minimum guaranteed payments. These agreements, which expire between June 2005 and June 2006, require remaining aggregate minimum guaranteed payments of $4,110 at April 30, 2005.

Software Development Agreements: Our payments made to third-party developers include contractual advances and royalty payments under agreements which expire at various times through October 2007. Assuming performance by third-party developers, we have aggregate outstanding commitments of $68,417 under various software development agreements at April 30, 2005. We have also established an internal royalty program pursuant to which we pay royalties to certain of our development personnel based on product sales.

Licensing Agreements: Our license expense consists primarily of payments to licensors of intellectual properties under agreements which expire at various times through September 2010. As of April 30, 2005, we have minimum guaranteed licensing and marketing commitments of $180,929 outstanding under various licensing agreements of which $6,035 are recorded in our condensed consolidated balance sheet as the licensor does not have any significant performance obligation. Minimum guaranteed licensing and marketing commitments primarily reflect our agreements with Major League Baseball and the National Basketball Association.

Contingent Consideration: In connection with the acquisition of Mobius in March 2004, we agreed to make additional contingent payments of approximately $2,100 based on the delivery of products. In fiscal 2003, we also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s future profits for the first three years after acquisition.

In March 2005, we renegotiated a $6,000 contingent obligation due upon the delivery of the final PC version of Duke Nukem Forever through the payment of $4,250 and issuance of a promissory note in the principal amount of $500. The payment of the promissory note is contingent upon the commercial release of such product prior to December 31, 2006.

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
 (Dollars in thousands, except per share amounts)

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. For the six months ended April 30, 2005 and 2004, sales in international markets accounted for approximately 33.0% and 23.8%, respectively, of our net sales. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

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

A significant portion of our revenues is derived from a limited number of titles. For the six months ended April 30, 2005, our ten best selling titles accounted for approximately 58.5% of our revenues, with Grand Theft Auto: San Andreas for the PlayStation 2 accounting for 42.3% of our revenues; Midnight Club 3: DUB Edition for the PlayStation 2 accounting for 5.9% of our revenues; Midnight Club 3: DUB Edition for Xbox accounting for 2.9% of our revenues; Grand Theft Auto: Vice City for the PlayStation 2 accounting for 1.4% of our revenues; and Stronghold 2 for PC accounting for 1.3% of our revenues. For the six months ended April 30, 2004, our ten best selling titles accounted for approximately 45.9% of our revenues, with Grand Theft Auto Double Pack for Xbox accounting for 11.1% of our revenues; Max Payne 2: The Fall of Max Payne for the PlayStation 2 accounting for 7.5% of our revenues, and Manhunt for the PlayStation 2 accounting for 6.5% of our revenues. For the year ended October 31, 2004, our ten best selling titles accounted for approximately 46.3% of our revenues. If we fail to continue to develop and sell new, commercially successful titles, our revenues and profits may decrease substantially and we may incur losses.

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

We have also devoted significant development resources on products designed for next-generation hardware platforms, initially for the Xbox 360TM video game and entertainment system from Microsoft, at significant cost. It is difficult to anticipate hardware development cycles and we have made and will continue to make software development commitments and investment decisions well in advance of the introduction of new hardware platforms, resulting in cash outflows without corresponding revenues. If new hardware platforms are delayed or do not achieve consumer acceptance, we may not be able to recover our investments and our business and financial results could be materially adversely affected.

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

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
 (Dollars in thousands, except per share amounts)

A limited number of customers account for a significant portion of our sales. Sales to our five largest customers accounted for approximately 39.3% and 34.8% of our revenues, respectively, for the six months ended April 30, 2005 and 2004. Sales to our five largest customers accounted for approximately 38.9% of our revenues for the year ended October 31, 2004. For the year ended October 31, 2004, sales of our products to Wal-Mart accounted for 10.4% of our revenues. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments. Our customers may terminate their relationship with us at any time. The loss of our relationships with principal customers or a decline in sales to principal customers could harm our operating results. Bankruptcies or consolidations of certain large retail customers could also seriously hurt our business.

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

Rating systems for interactive entertainment software, potential legislation and consumer opposition could inhibit sales of our products. Trade organizations within the video game industry require interactive entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and impose penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for sales of interactive entertainment software in such countries. In some instances, we may be required to modify our products to comply with the requirements of such rating systems, which could delay the release of those products in such countries. Our software titles receive a rating of “E” (age 6 and older), “E10+” (age 10 and older), “T” (age 13 and over) or “M” (age 17 and over). Many of our titles (including our Grand Theft Auto titles, Max Payne 2: The Fall of Max Payne, Manhunt, Mafia and Red Dead Revolver) have received an “M” rating. We believe that we comply with such rating systems and properly display the ratings and content descriptions received for our titles.

Several proposals have been made for federal legislation to regulate the interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, television and music containing violence or sexually explicit material, and the Federal Trade Commission has issued reports with respect to the marketing of such material to under-17 audiences. Consumer advocacy groups have also opposed sales of interactive entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas (including proposed legislation in several states prohibiting the sale of “M” rated video games to under-17 audiences) and by engaging in public demonstrations and media campaigns. Retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our “M” rated products, and adversely affect our operating results. If any groups (including international, national and local political and regulatory bodies) were to target our “M” rated titles, we might be required to significantly change or discontinue a particular title, which in the case of our best selling titles could seriously hurt our business. Although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have been unsuccessful, claims of this kind have been asserted against us from time to time. See Legal Proceedings.

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

Our software is susceptible to errors, which can harm our financial results and reputation. The technological advancements of new hardware platforms allows more complex software products. As software products become more complex, the risk of undetected errors in products when first introduced increases. If, despite testing, errors are found in new products or releases after shipments have been made, we could experience a loss of or delay in timely market acceptance, product returns, loss of revenues and damage to our reputation.

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

Our distribution business is dependent on suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis.Our ability to obtain particular products in required quantities and to fulfill customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, limited price concessions or return rights offered by publishers may have a bearing on the amount of product we may be willing to purchase. Our industry may experience significant hardware supply shortages from time to time due to the inability of certain manufacturers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term hardware inventory shortages. In addition, manufacturers or publishers who currently distribute their products through us may decide to distribute, or to substantially increase their existing distribution, through other distributors, or directly to retailers.

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

We are subject to risks and uncertainties of international trade. Sales in international markets, primarily in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. Sales in international markets accounted for approximately 33.0% and 23.8%, respectively, of our revenues for the six months ended April 30, 2005 and April 30, 2004. Sales in international markets accounted for approximately 27.5% of our revenues for fiscal 2004. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies. We may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk. These contracts may result in increased exposure.

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

We are dependent on our management and key personnel.We rely on our management and other key personnel for the successful operation of our business. We are dependent upon the expertise and skills of certain of our Rockstar employees responsible for content creation and product development and marketing. Although we have employment agreements with each of these creative, development and marketing personnel, and we have granted them incentives in the form of an internal royalty program based on sales of Rockstar published products, there can be no assurance that we will be able to continue to retain these personnel at current compensation levels, or at all. Failure to continue to attract and retain qualified management, creative, development, financial, marketing, sales and technical personnel could materially adversely affect our business and prospects.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
 (Dollars in thousands, except per share amounts)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. At April 30, 2005, we had no outstanding variable rate indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter. Translation adjustments are included as a separate component of stockholders’ equity. For the six months ended April 30, 2005, our foreign currency translation adjustment loss was $1,723. Foreign exchange transaction loss for the six months ended April 30, 2005 was $247. A hypothetical 10% change in applicable currency exchange rates at April 30, 2005 would result in a material translation adjustment.

Item 4. Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level for recording, processing, summarizing and reporting the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
 (Dollars in thousands, except per share amounts)

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In June 2005, the SEC accepted the Company’s settlement offer, thereby concluding the SEC’s investigation of the Company. Without admitting or denying any wrongdoing, the Company has agreed to consent to the entry of an order enjoining it from future violations of specified provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 (’34 Act), including section 10(b) of the ’34 Act and Rule 10b-5 thereunder. In addition, the Company has agreed to pay a $7.5 million civil penalty, which the Company previously accrued as of October 31, 2004 in the accompanying financial statements, and which has been deposited into an escrow account. The SEC investigation was related to certain accounting matters relating to the Company’s financial statements, periodic reporting and internal accounting control provisions of the federal securities laws. These matters were the subject of the Company’s previously reported restatements of its financial statements in February 2002 and February 2004. Certain of the Company’s employees and former employees also reached settlements with the SEC.

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

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Registrant)

Date: June 9, 2005	By:	/s/ Paul Eibeler
Paul Eibeler Chief Executive Officer and President (Principal Executive Officer)

Date: June 9, 2005	By:	/s/ Karl H. Winters
Karl H. Winters Chief Financial Officer (Principal Financial Officer)