Form 10-Q
period 2005-07-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2005-09-08
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF l934.

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No

As of September 2, 2005, there were 70,853,775 shares of the Registrant’s Common Stock outstanding.

Back to Index

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of July 31, 2005 and October 31, 2004
(In thousands, except share and per share data)

	July 31, 2005	October 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$195,355	$155,095
Accounts receivable, net of allowances of $81,720 and $72,215 at July 31, 2005 and October 31, 2004, respectively	61,735	285,709
Inventories, net	104,414	154,345
Software development costs	51,423	33,980
Licenses	6,787	4,240
Prepaid expenses and other current assets	94,645	60,018
Deferred tax asset	11,686	11,554

Total current assets	526,045	704,941

Fixed assets, net	46,644	34,291
Software development costs, net of current portion	61,365	30,342
Licenses, net of current portion	2,146	1,425
Goodwill	175,316	135,477
Intangibles, net	62,612	36,104
Deferred tax asset	6,219	6,219
Other assets	1,875	1,714

Total assets	$882,222	$950,513

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$76,839	$163,961
Accrued expenses and other current liabilities	102,428	125,567
Income taxes payable	7,452	17,319

Total current liabilities	186,719	306,847

Other long-term liabilities	2,933	2,963
Deferred tax liability	12,950	5,233

Total liabilities	202,602	315,043

Stockholders’ equity
Common stock, par value $.01 per share; 100,000,000 shares authorized; 71,589,309 and 68,159,477 shares issued and outstanding at July 31, 2005 and October 31, 2004, respectively	716	682
Additional paid-in capital	442,918	381,928
Deferred compensation	(8,329)	(3,896)
Retained earnings	268,685	250,402
Treasury stock, at cost (887,008 shares)	(23,309)	—
Accumulated other comprehensive income (loss)	(1,061)	6,354

Total stockholders’ equity	679,620	635,470

Total liabilities and stockholders’ equity	$882,222	$950,513

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
For the three and nine months ended July 31, 2005 and 2004
(In thousands, except per share data)

	Three months ended July 31,		Nine months ended July 31,

	2005	2004	2005	2004

Net sales	$169,899	$160,858	$894,441	$689,738

Cost of sales
Product costs	92,525	101,156	453,514	430,107
Royalties	25,608	14,600	127,755	47,614
Software development costs	4,046	2,242	13,031	7,797

Total cost of sales	122,179	117,998	594,300	485,518

Gross profit	47,720	42,860	300,141	204,220

Operating expenses
Selling and marketing	32,437	24,677	119,643	82,850
General and administrative	32,539	24,685	89,931	72,775
Research and development	19,736	10,529	56,938	32,186
Depreciation and amortization	5,691	4,327	15,579	11,982

Total operating expenses	90,403	64,218	282,091	199,793

Income (loss) from operations	(42,683)	(21,358)	18,050	4,427

Interest income, net	1,261	530	2,965	1,604

Income (loss) before income taxes	(41,422)	(20,828)	21,015	6,031

Provision (benefit) for income taxes	(12,642)	(6,393)	2,732	3,284

Net income (loss)	$(28,780)	$(14,435)	$18,283	$2,747

Per share data:
Basic:
Weighted average common shares outstanding	70,556	67,260	69,768	66,923

Net income (loss) per share	$(0.41)	$(0.21)	$0.26	$0.04

Diluted:
Weighted average common shares outstanding	70,556	67,260	70,974	68,331

Net income (loss) per share	$(0.41)	$(0.21)	$0.26	$0.04

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended July 31, 2005 and 2004
(In thousands)

	Nine months ended July 31,

	2005	2004

Cash flows from operating activities:
Net income	$18,283	$2,747
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,579	11,982
Loss (gain) on disposal of fixed assets	14	(619)
Amortization of intellectual property and other	7,905	15,142
Amortization of compensatory stock	12,994	1,938
Amortization of software development costs and licenses	40,254	23,838
Provision for doubtful accounts, returns and sales allowances	119,738	94,194
Write-off of software development costs and licenses	5,523	2,404
Tax benefit from exercise of compensatory stock and stock options	11,890	1,820
Foreign currency transaction (gain) loss	(693)	1,344

Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	102,368	1,015
Decrease in inventories	49,509	5,320
Increase in software development costs	(99,162)	(51,658)
Increase in licenses	(7,474)	(4,906)
Increase in prepaid expenses and other current assets	(33,939)	(11,448)
Increase in other non-current assets	(161)	—
Decrease in accounts payable	(87,616)	(38,132)
Decrease in accrued expenses and other liabilities	(35,711)	(12,870)
Decrease in income taxes payable	(8,327)	(764)

Net cash provided by operating activities	110,974	41,347

Cash flows from investing activities:
Purchase of fixed assets	(22,456)	(16,368)
Acquisition of intangible assets	(24,250)	(3,500)
Acquisitions, net of cash acquired	(33,542)	(19,625)
Proceeds from sale of fixed assets and investments	—	842

Net cash used in investing activities	(80,248)	(38,651)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	29,980	11,518
Purchase of treasury shares	(14,998)	—
Other financing	(70)	(83)

Net cash provided by financing activities	14,912	11,435

Effect of foreign exchange rates	(5,378)	343

Net increase in cash for the period	40,260	14,474

Cash and cash equivalents, beginning of the period	155,095	183,477

Cash and cash equivalents, end of the period	$195,355	$197,951

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Index

     TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
 For the nine months ended July 31, 2005 and 2004
(In thousands)

	Nine months ended July 31,

	2005	2004

Supplemental information on businesses acquired:
Fair value of assets acquired:
Current assets	$934	$1,457
Non-current assets	1,724	809
Intangible assets	12,790	7,786
Goodwill	38,405	21,760
Less: liabilities assumed
Current liabilities	(5,084)	(6,105)
Deferred income taxes	(5,116)	—

Net assets of businesses acquired, excluding cash	$43,653	$25,707

Cash paid for businesses acquired	$35,050	$20,454
Less: cash acquired	(1,508)	(829)

Net cash paid for businesses acquired	33,542	19,625

Additional payments in connection with acquisition	5,921	—
Contingent and deferred consideration	4,190	922
Issuance of restricted stock in connection with acquisition	—	5,160

Total consideration	$43,653	$25,707

Supplemental cash flow information:
Issuance of warrants to licensor	$1,183	$—
Cash paid for taxes	34,332	20,575
Cash paid for interest	163	111

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
For the year ended October 31, 2004 and the nine months ended July 31, 2005
(In thousands)

	Common Stock

	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (loss)	Total

Balance, October 31, 2003	66,341	$663	$350,631	$(1,890)	$185,024	$—	$(936)	$533,492

Foreign currency translation adjustment	—	—	—	—	—	—	7,290	7,290
Net income	—	—	—	—	65,378	—	—	65,378

Comprehensive income								72,668

Proceeds from exercise of stock options and warrants	1,326	13	16,670	—	—	—	—	16,683
Amortization of deferred compensation	—	—	—	3,331	—	—	—	3,331
Issuance of common stock in connection with acquisition	246	3	5,157	—	—	—	—	5,160
Issuance of compensatory stock	246	3	5,334	(5,337)	—	—	—	—

Tax benefit in connection with the exercise of compensatory stock and stock options	—	—	4,136	—	—	—	—	4,136

Balance, October 31, 2004	68,159	$682	$381,928	$(3,896)	$250,402	$—	$6,354	$635,470

Foreign currency translation adjustment	—	—	—	—	—	—	(7,415)	(7,415)
Net income	—	—	—	—	18,283	—	—	18,283

Comprehensive income								10,868

Proceeds from exercise of stock options and warrants	2,648	26	29,954	—	—	—	—	29,980

Purchase and exchange of treasury shares, not retired	—	—	—	—	—	(23,309)	—	(23,309)
Amortization of deferred compensation	—	—	—	12,994	—	—	—	12,994

Issuance of compensatory stock and stock options, net of forfeitures	782	8	17,963	(17,427)	—	—	—	544

Tax benefit in connection with the exercise of compensatory stock and stock options	—	—	11,890	—	—	—	—	11,890
Issuance of warrants to licensor	—	—	1,183	—	—	—	—	1,183

Balance, July 31, 2005	71,589	$716	$442,918	$(8,329)	$268,685	$(23,309)	$(1,061)	$679,620

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

Take-Two Interactive Software, Inc. (the “Company”) was incorporated in the State of Delaware in September 1993. The Company develops, publishes and distributes interactive software games designed for personal computers, video game consoles and handheld platforms.

2.    SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for an interim period are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

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

At July 31, 2005, the Company’s accounts receivable balance is net of reserves of approximately $32,637 recorded in anticipation of product returns primarily related to our North American retail inventory of Grand Theft Auto: San Andreas as a result of the re-rating of the title by the Entertainment Software Rating Board (“ESRB”) in July 2005.

Stock Split

In April 2005, the Company effected a three-for-two stock split in the form of a stock dividend. Accordingly, all share and per share data in the accompanying unaudited condensed consolidated financial statements and notes thereto give retroactive effect to the stock split.

Treasury Stock

At July 31, 2005, common stock at an aggregate cost of $23,309 was held in treasury.

In January 2003, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $25,000 of its common stock from time to time in the open market or in privately negotiated transactions. During the quarter ended July 31, 2005, the Company repurchased 520,341 shares of its common stock at an aggregate cost of approximately $14,998. In August 2005, the Company repurchased 405,000 shares of its common stock at an aggregate cost of approximately $9,947.

Separately, in July 2005, the Company modified a stock compensation arrangement and accepted for return 412,500 shares of its common stock, held by three employees with a fair market value at the original issuance date of approximately $9,350, for cash bonuses payable in the future. At the date of modification, 366,667 shares were fully vested and $8,311 of compensation expense had been previously recognized. At July 31, 2005, the return of these vested shares and the related cost have been included as part of treasury stock. The remaining unvested shares were forfeited and the additional compensation expense of such future cash bonuses, expected to approximate $1,039, will be recognized ratably as expense through February 2006.

Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

Back to Index

     TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company transacts business in various foreign currencies and has significant sales and purchase transactions denominated in foreign currencies. The Company uses forward exchange contracts to seek to mitigate foreign currency risk associated with foreign currency assets and liabilities, primarily certain intercompany receivables and payables. The Company does not designate foreign currency forward contracts as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result, the Company marks to market its foreign currency forward contracts each period and any gains and losses are recognized in net income. At July 31, 2005, the Company had forward contracts to buy British pounds through October 2005. The notional value and fair value of such contracts were $36,016 and $36,747, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS 154 will have a material impact on the Company’s condensed consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. Although the Company is currently analyzing the method of adoption and impact of the adoption of this standard, effective November 1, 2005, it is expected to have an impact on the Company’s condensed consolidated financial statements similar to the pro forma disclosure under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) (See Note 3).

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

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,

	2005	2004	2005	2004

Net income (loss), as reported	$(28,780)	$(14,435)	$18,283	$2,747
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,276	515	7,937	1,321
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,353)	(4,255)	(21,724)	(10,731)

Pro forma net income (loss)	$(33,857)	$(18,175)	$4,496	$(6,663)

Earnings (loss) per share:
Basic – as reported	$(0.41)	$(0.21)	$0.26	$0.04
Basic – pro forma	$(0.48)	$(0.27)	$0.06	$(0.10)

Diluted – as reported	$(0.41)	$(0.21)	$0.26	$0.04
Diluted – pro forma	$(0.48)	$(0.27)	$0.06	$(0.10)

The pro forma disclosures shown are not representative of the effects on net income and net income per share in future periods.

4.    BUSINESS ACQUISITIONS

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

In June 2005, the Company acquired all of the outstanding capital stock of Gaia Capital Group and its wholly-owned subsidiaries (“Gaia”), the developers of certain of the Company’s titles for console and handheld platforms. The purchase price consisted of $5,748 in cash, $4,055 of prepaid royalties previously advanced to Gaia and deferred consideration of $1,597. In connection with the acquisition, the Company recorded $4,810 of identifiable intangible assets, $8,972 of goodwill, $528 of non-current assets, $986 of net current liabilities and $1,924 of deferred tax liabilities related to identifiable intangible assets, on a preliminary basis.

In January 2005, the Company acquired from SEGA all of the outstanding capital stock of Visual Concepts Entertainment and its wholly-owned subsidiary, Kush Games, the developers of certain of the Company’s sports titles, and certain intellectual property rights associated with these products. The purchase price consisted of $27,794 in cash, $1,866 of prepaid royalties previously advanced to SEGA and contingent consideration of $2,593 based on the release of certain titles. In connection with the acquisition, the Company recorded $7,980 of identifiable intangible assets, $29,433 of goodwill, $1,196 of non-current assets, $3,164 of net current liabilities and $3,192 of deferred tax liabilities related to identifiable intangible assets, on a preliminary basis.

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

In September 2004, the Company acquired all the outstanding capital stock of Venom Games (“Venom”), a UK-based developer of the boxing games Rocky and Rocky Legends. The purchase price was $1,181 paid in cash at closing. In connection with the acquisition, the Company recorded identifiable intangibles of $750, goodwill of $626 and net current liabilities of $195.

In March 2004, the Company acquired all the outstanding capital stock of Mobius Entertainment (“Mobius”) a UK-based developer of titles for handheld platforms, including Sony’s PSP platform. The purchase price was approximately $4,515, of which $3,593 was paid in cash at closing and approximately $922 was paid in March 2005. In connection with the acquisition, the Company recorded identifiable intangibles of $96, goodwill of $4,681 and net liabilities of $262. The Company also agreed to make additional contingent

Back to Index

     TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

payments of approximately $1,900 based on delivery of products, which will be recorded as additional purchase price when the conditions requiring their payment are probable.

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

5.    INCOME TAXES

The provisions (benefit) for income taxes for the three and nine months ended July 31, 2005 and 2004 are based on the Company’s estimated annualized effective tax rates for the respective years. The estimated annualized effective tax rate for fiscal 2005 is 13.0% compared to 34.0%, excluding additional tax reserve requirements, for the comparable prior period. The decrease is a result of a forecasted change in the mix of earnings with a greater proportion of income being generated in lower tax jurisdictions due primarily to additional reserves recorded in anticipation of product returns primarily related to our North American retail inventory of Grand Theft Auto: San Andreas.

At each balance sheet date, the Company evaluates its estimated annual effective tax rate based on updated information on forecasted income generated in each of its jurisdictions. Any revisions to the rates are recorded in the current period to reflect management’s current best estimate of the annual effective tax rate.

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

This legislation also provides for a one-time 85% dividends received deduction on repatriation of foreign earnings, which would be applicable to the Company if utilized in fiscal 2005. Historically, the Company has considered undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no incremental taxes have been provided thereon. The Company does not anticipate repatriating foreign earnings under this provision.

6.   NET INCOME (LOSS) PER SHARE

The following table provides a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and nine months ended July 31, 2005 and 2004:

	Net Income (loss)	Shares (in thousands)	Per Share Amount

Three Months Ended July 31, 2005:
Basic and Diluted	$(28,780)	70,556	$(0.41)

Three Months Ended July 31, 2004:
Basic and Diluted	$(14,435)	67,260	$(0.21)

Nine Months Ended July 31, 2005:
Basic	$18,283	69,768	$0.26
Effect of dilutive securities – Stock options, restricted stock and warrants	—	1,206

Diluted	$18,283	70,974	$0.26

Nine Months Ended July 31, 2004:
Basic	$2,747	66,923	$0.04
Effect of dilutive securities – Stock options, restricted stock and warrants	—	1,408

Diluted	$2,747	68,331	$0.04

The computation of diluted number of shares excludes unexercised stock options, warrants and unvested restricted shares which are antidilutive. A net loss was reported for the three months ended July 31, 2005 and July 31, 2004, therefore, the diluted number of shares excludes 8,019,780 and 7,926,126 of unexercised stock options, warrants and unvested restricted shares, respectively, which

Back to Index

     TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

are antidilutive due to the net loss. The computation of diluted number of shares excludes 1,764,481 and 1,433,250 unexercised stock options and warrants for the nine months ended July 31, 2005 and July 31, 2004, respectively, which are antidilutive.

7.     INVENTORIES, NET

As of July 31, 2005 and October 31, 2004, inventories consist of:

	July 31, 2005	October 31, 2004

Parts and supplies	$5,922	$7,146
Finished products	98,492	147,199

Total	$104,414	$154,345

Estimated product returns included in the inventory balance were $7,987 and $7,371 at July 31, 2005 and October 31, 2004, respectively. Allowances to reduce inventory amounts to net realizable value were $9,690 and $7,520 at July 31, 2005 and October 31, 2004, respectively.

8.    SOFTWARE DEVELOPMENT COSTS

The Company utilizes both internal development teams and third-party software developers to develop the Company’s products and the titles it publishes.

The Company capitalizes internal software development costs, as well as film production and other content costs subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. The amount of internally developed software included in software development costs was $55,458 and $27,785 at July 31, 2005 and October 31, 2004, respectively.

The Company’s agreements with third-party developers generally provide it with exclusive publishing and distribution rights and require it to make advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs. Advance payments are capitalized subsequent to establishing technological feasibility and amortized as royalties in cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. The amount of software development costs resulting from advance payments and guarantees to third-party developers was $57,330 and $36,537 at July 31, 2005 and October 31, 2004, respectively. These amounts were previously classified as prepaid royalties in the Company’s financial statements.

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

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

Additions	27,386	24,934
Amortization	(10,467)	(8,615)
Write down	(1,970)	(226)
Foreign exchange	(386)	615

Balance, July 31	112,788	65,031

Less: current portion	51,423	35,905

Non-current portion	$61,365	$29,126

Included in software development costs at July 31, 2005 and October 31, 2004 are $99,903 and $49,304 related to titles that have not been released yet.

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

The following table provides the details of licenses:

	Fiscal 2005	Fiscal 2004

Balance, November 1	$5,665	$225
Additions	4,480	2,222
Amortization	(1,256)	(30)
Write down	(400)	—

Balance, January 31	8,489	2,417

Additions	1,076	243
Amortization	(934)	(193)
Write down	—	—

Balance, April 30	8,631	2,467

Additions	1,918	2,441
Amortization	(1,460)	(211)
Write down	(156)	—

Balance, July 31	8,933	4,697

Less: current portion	6,787	4,697

Non-current portion	$2,146	$—

Included in licenses at July 31, 2005 and October 31, 2004 are $7,337 and $5,593 related to titles that have not been released yet.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

10.    FIXED ASSETS, NET

As of July 31, 2005 and October 31, 2004, fixed assets consist of:

	July 31, 2005	October 31, 2004

Computer equipment	$20,806	$16,973
Office equipment	8,548	6,405
Computer software	23,100	15,480
Furniture and fixtures	6,023	4,413
Leasehold improvements	17,405	10,906
Capital leases	398	398
Construction in progress	5,754	3,922

	82,034	58,497
Less: accumulated depreciation and amortization	35,390	24,206

Total	$46,644	$34,291

Depreciation expense for the nine months ended July 31, 2005 and 2004 is $11,697 and $8,776, respectively.

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

		July 31, 2005			October 31, 2004

	Range of Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	7-10 years	$29,215	$(13,082)	$16,133	$26,825	$(10,438)	$16,387
Customer lists and relationships	5-10 years	4,674	(3,213)	1,461	4,673	(3,007)	1,666
Intellectual property	2-6 years	71,169	(33,831)	37,338	39,783	(27,151)	12,632
Non-competition agreements	3-6 years	8,218	(4,063)	4,155	7,888	(3,002)	4,886
Technology	3 years	7,782	(4,257)	3,525	4,192	(3,659)	533

Total		$121,058	$(58,446)	$62,612	$83,361	$(47,257)	$36,104

Amortization expense for the three and nine months ended July 31, 2005 and 2004 is as follows:

	Three months ended July 31,		Nine months ended July,

	2005	2004	2005	2004

Included in:
Cost of sales – product costs	$1,318	$2,479	$7,227	$14,966
Depreciation and amortization	1,319	1,080	3,882	3,206

Total amortization expense	$2,637	$3,559	$11,109	$18,172

Estimated amortization expense for the fiscal years ending October 31, is as follows:

Remainder of 2005	$5,742
2006	19,418
2007	13,323
2008	8,850
2009	6,795
Thereafter	8,484

Total	$62,612

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

For the nine months ended July 31, 2005, the increase in intellectual property and trademarks resulted primarily from the purchase of businesses (See Note 4) and acquisition of the intellectual property associated with Civilization.

12.    LINES OF CREDIT

In December 1999, the Company entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provided for borrowings of up to $40,000 through the expiration of the credit agreement on August 28, 2005. Available borrowings under the agreement are reduced by the amount of any outstanding stand-by letters of credit, which at July 31, 2005, was $1,560. At July 31, 2005, the Company had no borrowings under the credit agreement and was in compliance with all financial and other covenants.

On August 24, 2005, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), and terminated its credit agreement with Bank of America, N.A. The JPMorgan credit agreement provides for borrowings of up to $50,000 through the expiration of the agreement on August 23, 2006. Advances under the credit agreement bear interest at a rate of 0.25% to 0.75% over the bank’s prime rate, or at the Eurodollar rate plus 1.25% to 1.75% depending on the Company’s consolidated leverage ratio. The Company is required to pay a commitment fee to the bank equal to 0.25% of the unused loan balance and borrowings under the agreement are collateralized by certain of the Company’s assets. The credit agreement also contains financial and other covenants (including a consolidated asset coverage ratio) and limits or prohibits the Company from paying cash dividends, merging or consolidating with another corporation, selling or acquiring assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. Available borrowings under the agreement are reduced by the amount of any outstanding stand-by letters of credit.

In May 2005, the Company’s United Kingdom subsidiary renewed its credit facility agreement with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $23,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2006. The Company had no outstanding guarantees and no borrowings under this facility as of July 31, 2005.

13.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of July 31, 2005 and October 31, 2004 consist of:

	July 31, 2005	October 31, 2004

Compensation and benefits	$31,164	$16,865
Royalties payable	25,739	56,012
Licenses and guarantee payables	8,339	14,732
Provision for settlement	—	7,500
Deferred revenue	8,078	3,448
Rent and deferred rent obligations	6,001	2,977
Co-op advertising and product rebates	4,242	3,487
Professional fees	4,149	2,140
Freight	1,676	5,354
Other	13,040	13,052

Total	$102,428	$125,567

14.    LEGAL AND OTHER PROCEEDINGS

In July 2005, the Company was notified that the staff of the Federal Trade Commission’s (“FTC”) Division of Advertising Practices is conducting an inquiry into advertising claims made for Grand Theft Auto: San Andreas following the re-rating of the title by the Entertainment Software Rating Board (“ESRB”) from a Mature 17+ (“M”) rating to an Adults Only 18+ (“AO”) rating. The Company is cooperating with the FTC inquiry and believes that it acted in accordance with all applicable laws and regulations. The Company has also received requests for documents and information relating to Grand Theft Auto: San Andreas from the Attorneys General of the States of North Carolina and Connecticut.

In July 2005, the Company received three purported class action complaints against the Company and its subsidiary, Rockstar Games, Inc. (“Rockstar”), which were filed in the United States District Court for the Southern District of New York and one such complaint

Back to Index

     TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

which was filed in the United States District Court, Eastern District of Pennsylvania. The plaintiffs, alleged purchasers of the Company’s Grand Theft Auto: San Andreas game, allege that the Company and Rockstar engaged in consumer deception, false advertising and common law fraud and were unjustly enriched as a result of the alleged failure of the Company and Rockstar to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving an M rating from the ESRB rather than an AO rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. The Company believes the complaints are without merit and intends to vigorously defend and seek dismissals of these actions.

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

15.    COMMITMENTS AND CONTINGENCIES

Licensing and Marketing Agreements: The Company’s license expense consists primarily of payments made to licensors for intellectual property rights under agreements which expire at various times through December 2012. As of July 31, 2005, the Company has minimum guaranteed licensing and marketing commitments of $394,124 outstanding, of which $2,622 is recorded in the Company’s condensed consolidated balance sheet as the licensor does not have any significant performance obligation to the Company. Minimum guaranteed licensing and marketing commitments primarily reflect the Company’s agreements with major sports leagues and players’ associations.

Software Development Agreements: The Company’s payments made to third-party software developers include contractual advances and royalties under agreements which expire at various times through October 2007. Assuming performance by third-party developers, the Company has aggregate outstanding commitments of $70,794 under various software development agreements at July 31, 2005. The Company has also established an internal royalty program pursuant to which it pays royalties to its development personnel based on product sales.

Lease Commitments: The Company’s offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from August 2005 to February 2015. The Company also leases certain furniture, equipment and automobiles under non-cancelable leases expiring through December 2008. Future minimum rental payments for fiscal 2005 are $7,188 and aggregate minimum rental payments through applicable lease expirations are $96,785.

Distribution Agreements: The Company periodically enters into distribution agreements to purchase various software games. These agreements, which expire between August 2005 and June 2006, require remaining aggregate minimum guaranteed payments of $4,193 at July 31, 2005.

Contingent Consideration: In connection with the acquisition of Mobius in March 2004, the Company agreed to make additional contingent payments of approximately $1,900 based on the delivery of products. In fiscal 2003, the Company agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s future profits for the first three years after acquisition. The Company does not anticipate making these contingent payments within the next twelve months.

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

Back to Index

     TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single segment.

Information about the Company’s total non-current assets in the United States, Canada and international areas as of July 31, 2005 and October 31, 2004 is presented below:

	July 31, 2005	October 31, 2004

Non-current assets:
United States	$250,306	$163,709
Canada	27,929	23,427
International:
United Kingdom	33,158	31,263
All other Europe	34,866	16,809
Other	9,918	10,364

Total	$356,177	$245,572

Information about the Company’s net sales in the United States, Canada and international areas for the three and nine months ended July 31, 2005 and 2004 is presented below (net sales are attributed to geographic areas based on product destination):

	Three months ended July 31,		Nine months ended July 31,

	2005	2004	2005	2004

Net Sales:
United States	$98,615	$108,251	$531,719	$453,953
Canada	10,754	11,634	62,849	68,906
International
United Kingdom	15,651	9,820	99,024	55,405
All other Europe	42,822	22,165	178,282	87,878
Asia Pacific	1,218	8,988	19,507	22,650
Other	839	—	3,060	946

Total	$169,899	$160,858	$894,441	$689,738

North America	64.4%	74.5%	66.5%	75.8%
International	35.6%	25.5%	33.5%	24.2%

Information about the Company’s net sales by product category for the three and nine months ended July 31, 2005 and 2004 is presented below:

	Three months ended July 31,		Nine months ended July 31,

	2005	2004	2005	2004

Product Category:
Publishing	$126,605	$98,821	$628,912	$419,062
Distribution	43,294	62,037	265,529	270,676

Total	$169,899	$160,858	$894,441	$689,738

Publishing revenue is derived from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third parties. Distribution revenue is derived from the sale of third-party interactive software titles, hardware and accessories.

Back to Index

     TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(Dollars in thousands, except per share amounts)

Information about the Company’s net sales by product platforms for the three and nine months ended July 31, 2005 and 2004 is presented below:

	Three months ended July 31,		Nine months ended July 31,

	2005	2004	2005	2004

Platforms:
Sony PlayStation 2	$25,257	$78,876	$478,529	$322,445
Sony PlayStation	577	3,841	4,604	21,677
Microsoft Xbox	58,925	34,286	147,687	175,774
Sony PSP	12,078	—	15,412	—
PC	37,653	16,324	91,404	44,338
Nintendo Game Boy Color, Game Boy Advance, DS and N64	7,906	11,983	49,820	47,025
Nintendo GameCube	3,784	4,840	22,419	29,937
Hardware	14,755	6,821	49,558	30,788
Accessories and other	8,964	3,887	35,008	17,754

Total	$169,899	$160,858	$894,441	$689,738

17.    SUBSEQUENT EVENT

In August 2005, the Company acquired all of the outstanding membership interests in a developer of certain of the Company’s titles. The purchase price consisted of $4,500 in cash and $2,000 of restricted stock, which is payable at closing; $2,000 payable in equal amounts on the first and second anniversary dates of the acquisition; and $2,000 payable upon the release of products currently under development.

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

We have diversified our product offerings by capitalizing on significant growth opportunities in the market for sports and other licensed action and strategy titles. 2K Games recently made strategic acquisitions of leading sports development studios and have entered into license agreements with major sports leagues to develop sports titles. We also entered into license agreements for several popular entertainment properties, acquired well-known intellectual property rights, and entered into distribution and publishing arrangements for major action and strategy PC titles.

We expect that Microsoft, Sony and Nintendo will introduce next generation platforms into the marketplace in late 2005 and 2006. As a result of the transition to these newer and more advanced hardware platforms, our operating results may become more volatile and difficult to predict. See “Cautionary Statements and Risk Factors.”

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

Revenue Recognition

We recognize revenue upon the transfer of title and risk of loss to our customers. We apply the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition”. Accordingly, we recognize revenue for software when there is (1) persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the software is delivered, (3) the selling price is fixed or

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms.

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

Our agreements with third-party developers generally provide us with exclusive publishing and distribution rights and require us to make advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs. Advance payments are capitalized subsequent to establishing technological feasibility and amortized as royalties in cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. At each balance sheet date, we evaluate the recoverability of advanced development payments and unrecognized minimum commitments not yet paid to determine the amounts unlikely to be realized through product sales. Advance payments are charged to cost of sales in the amount that management determines is unrecoverable in the period in which such determination is made or if management determines that it will cancel a development project.

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

Income Taxes

Income tax assets and liabilities are determined by taxable jurisdiction. We do not provide taxes on undistributed earnings of our international subsidiaries. The total amount of undistributed earnings of foreign subsidiaries was approximately $118,000 as of July 31, 2005. It is currently our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends to us. The realization of deferred tax assets depends on whether we generate future taxable income of the appropriate type. In addition, we may adopt tax planning strategies to realize these assets. If future taxable income does not materialize or tax planning strategies are not effective, we may be required to record a valuation allowance.

The provisions (benefit) for income taxes for the three and nine months ended July 31, 2005 and 2004 are based on the Company’s estimated annualized effective tax rates for the respective years. The estimated annualized effective tax rate for fiscal 2005 is 13.0% compared to 34.0%, excluding additional tax reserve requirements, for the comparable prior period. The decrease is a result of a forecasted change in the mix of earnings with a greater proportion of income being generated in lower tax jurisdictions due primarily to additional reserves recorded in anticipation of product returns primarily related to our North American retail inventory of Grand Theft Auto: San Andreas.

At each balance sheet date, we evaluate the estimated annual effective tax rate based on updated information on forecasted income generated in each of our jurisdictions. Any revisions to the tax rates are recorded in the current period to reflect our current best estimate of the annual effective tax rate.

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

This legislation also provides for a one-time 85% dividends received deduction on repatriation of foreign earnings, which would be applicable to us if utilized in fiscal 2005. Historically, we have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no incremental taxes have been provided thereon. We do not anticipate repatriating foreign earnings under this provision.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS 154 will have a material impact on our condensed consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. Management is currently analyzing the method of adoption and impact of the adoption of this standard, effective November 1,

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
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

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in our statement of operations, and sets forth net sales by territory, sales mix, platform and principal products:

	Three months ended July 31,		Nine months ended July 31,

	2005	2004	2005	2004
Operating data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales
Product costs	54.5	62.9	50.7	62.4
Royalties	15.1	9.1	14.3	6.9
Software development costs	2.4	1.4	1.4	1.1
Total cost of sales	71.9	73.4	66.4	70.4
Selling and marketing	19.1	15.3	13.4	12.0
General and administrative	19.2	15.3	10.1	10.6
Research and development	11.6	6.5	6.4	4.7
Depreciation and amortization	3.3	2.7	1.7	1.7
Interest income, net	0.7	0.3	0.3	0.2
Provision (benefit) for income taxes	(7.4)	(4.0)	0.3	0.5
Net income (loss)	(16.9)	(9.0)	2.0	0.4

Net Sales by Territory:
North America	64.4%	74.5%	66.5%	75.8%
International	35.6	25.5	33.5	24.2

Net Sales Mix:
Publishing	74.5%	61.4%	70.3%	60.8%
Distribution	25.5	38.6	29.7	39.2

Platform Mix (publishing):
Console	61.4%	89.3%	86.3%	92.1%
PC	25.1	6.3	8.7	2.7
Handheld	10.6	2.3	3.1	2.7
Accessories	2.9	2.1	1.9	2.5

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Our best-selling titles for the three and nine months ended July 31, 2005 and 2004 as a percentage of sales are as follows:

Top Ten Titles – Three months ended July 31, 2005	Platform	Release Date	% of Sales

Grand Theft Auto: San Andreas	Xbox	June 2005	23.5%
Grand Theft Auto: San Andreas	PC	June 2005	13.8
Midnight Club 3: DUB Edition	PSP	June 2005	6.0
Midnight Club 3: DUB Edition	PS2	April 2005	4.1
Charlie and the Chocolate Factory	PS2	July 2005	3.3
Sid Meier’s Pirates!	Xbox	July 2005	2.6
Midnight Club 3: DUB Edition	Xbox	April 2005	2.4
Charlie and the Chocolate Factory	GBA	July 2005	1.4
Charlie and the Chocolate Factory	Xbox	July 2005	1.3
Stronghold 2	PC	April 2005	1.3
Top Ten Titles – Three months ended July 31, 2004	Platform	Release Date	% of Sales

Red Dead Revolver	PS2	April 2004	14.0%
Red Dead Revolver	Xbox	April 2004	7.7
Grand Theft Auto: Vice City	PS2	October 2002	7.0
ESPN NFL 2K5	PS2	July 2004	6.9
ESPN NFL 2K5	Xbox	July 2004	5.8
Drakengard	PS2	May 2004	1.8
Grand Theft Auto 3	PS2	October 2001	1.5
Midnight Club 2	PS2	April 2003	1.3
Grand Theft Auto Double Pack	Xbox	November 2003	1.3
Grand Theft Auto Double Pack	PS2	October 2003	1.0
Top Ten Titles – Nine months ended July 31, 2005	Platform	Release Date	% of Sales

Grand Theft Auto: San Andreas	PS2	October 2004	33.4%
Midnight Club 3: DUB Edition	PS2	April 2005	5.6
Grand Theft Auto: San Andreas	Xbox	June 2005	4.5
Midnight Club 3: DUB Edition	Xbox	April 2005	2.9
Grand Theft Auto: San Andreas	PC	June 2005	2.6
Stronghold 2	PC	April 2005	1.3
Grand Theft Auto: Vice City	PS2	October 2002	1.3
Midnight Club 3: DUB Edition	PSP	June 2005	1.1
ESPN NBA 2K5	PS2	September 2004	1.0
Major League Baseball 2K5	PS2	February 2005	1.0
Top Ten Titles – Nine months ended July 31, 2004	Platform	Release Date	% of Sales

Grand Theft Auto Double Pack	Xbox	November 2003	8.8%
Max Payne 2: The Fall of Max Payne	PS2	December 2003	5.8
Manhunt	PS2	November 2003	4.9
Grand Theft Auto: Vice City	PS2	October 2002	4.5
Red Dead Revolver	PS2	April 2004	3.5
Max Payne 2: The Fall of Max Payne	Xbox	November 2003	3.4
Mafia	PS2	January 2004	3.3
Grand Theft Auto Double Pack	PS2	October 2003	2.6
Red Dead Revolver	Xbox	April 2004	2.0
ESPN NFL 2K5	PS2	July 2004	1.6

Business Acquisitions

During fiscal 2004 and the nine months ended July 31, 2005, we consummated the acquisitions described below. To the extent that the purchase price allocation for these acquisitions is preliminary, we do not expect that the final purchase price allocation will be materially different. The acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations and

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

financial position of the acquired businesses are included in our condensed consolidated financial statements from the respective dates of acquisition. Pro forma information has not been provided as the impact of these acquisitions was not material.

Gaia Capital Group. In June 2005, the Company acquired all of the outstanding capital stock of Gaia Capital Group and its wholly-owned subsidiaries, the developers of certain of the Company’s titles for console and handheld platforms. The purchase price consisted of $5,748 in cash, $4,055 of prepaid royalties previously advanced to Gaia and deferred consideration of $1,597. In connection with the acquisition, the Company recorded $4,810 of identifiable intangible assets, $8,972 of goodwill, $528 of non-current assets, $986 of net current liabilities and $1,924 of deferred tax liabilities related to identifiable intangible assets, on a preliminary basis.

Visual Concepts Entertainment and Kush Games. In January 2005, we acquired from SEGA all of the outstanding capital stock of Visual Concepts Entertainment and its wholly-owned subsidiary, Kush Games, the developers of certain of our sports titles, and certain intellectual property rights associated with these products. The purchase price consisted of $27,794 in cash, $1,866 of prepaid royalties previously advanced to SEGA and contingent consideration of $2,593 based on the release of certain titles. In connection with the acquisition, we recorded $7,980 of identifiable intangible assets, $29,433 of goodwill, $1,196 of non-current assets, $3,164 of net current liabilities and $3,192 of deferred tax liabilities related to identifiable intangible assets, on a preliminary basis.

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

Venom. In September 2004, we acquired all the outstanding capital stock of Venom, a UK-based developer of the boxing games Rocky and Rocky Legends. The purchase price was $1,181 paid in cash at closing. In connection with the acquisition, we recorded identifiable intangibles of $750, goodwill of $626 and net current liabilities of $195.

Mobius (Rockstar Leeds). In March 2004, we acquired all the outstanding capital stock of Mobius, a UK-based developer of titles for handheld platforms, including Sony’s PSP platform. The purchase price was approximately $4,515, of which $3,593 was paid in cash at closing and approximately $922 was paid in March 2005. In connection with the acquisition, we recorded identifiable intangibles of $96, goodwill of $4,681 and net liabilities of $262. We also agreed to make additional contingent payments of approximately $1,900 based on delivery of products, which will be recorded as additional purchase price when the conditions requiring their payment are probable.

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

Three Months ended July 31, 2005 and 2004

Net Sales

	Three months ended July 31,

	2005	%	2004	%	$ Increase (Decrease)	% Incr (Decr)

Publishing	$126,605	74.5	$98,821	61.4	$27,784	28.1
Distribution	43,294	25.5	62,037	38.6	(18,743)	(30.2)

Total net sales	$169,899	100.0	$160,858	100.0	$9,041	5.6

Net Sales. The increase in net sales for the three months ended July 31, 2005 was attributable to growth in our publishing business, led by the release of Grand Theft Auto: San Andreas for Xbox and PC and Midnight Club 3: DUB Edition for the Sony PSP in June 2005. The growth in our publishing business was offset by reserves of approximately $32,637 recorded in anticipation of product returns primarily related to our North American retail inventory of Grand Theft Auto: San Andreas as a result of the re-rating of the title by the Entertainment Software Rating Board (“ESRB”) in July 2005. Publishing net sales, excluding these reserves, increased by 61.1% in the three months ended July 31, 2005 from the prior comparable period.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

The increase in publishing revenues for the three months ended July 31, 2005 was primarily attributable to sales of Grand Theft Auto: San Andreas for Xbox and PC and sales of Midnight Club 3: DUB Edition for the PlayStation 2 and Xbox and the Sony PSP. Publishing revenues for the three months ended July 31, 2005 and 2004 include licensing revenues of $4,266 and $7,861, respectively. Publishing revenues for the three months ended July 31, 2004 primarily reflect sales of Red Dead Revolver and ESPN NFL 2K5 for the PlayStation 2 and Xbox.

Products designed for video game console platforms accounted for 61.4% of publishing revenues as compared to 89.3% for the comparable period last year. Products designed for PC platforms accounted for 25.1% of publishing revenues as compared to 6.3% for the prior comparable period. The increase in sales of products for PC platforms as a percentage of publishing revenues was primarily attributable to sales of Grand Theft Auto: San Andreas and Stronghold 2 for PC. We anticipate that our platform mix will be heavily weighted toward console platforms and the newly introduced Sony PSP handheld system, but may fluctuate from period to period.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. The decrease in distribution revenues was primarily attributable to lower sales of software titles, coupled with a decrease in average selling prices of interactive entertainment products as our industry transitions to next generation platforms and increased competition in the value software segment.

International operations accounted for approximately $60,530, or 35.6% of net sales for the three months ended July 31, 2005 compared to $40,973 or 25.5% of net sales for the three months ended July 31, 2004. The increase was primarily attributable to sales of Grand Theft Auto: San Andreas for the Xbox, PlayStation 2 and PC, Charlie and the Chocolate Factory on multiple platforms and Midnight Club 3: DUB Edition for the PlayStation 2 and Xbox. International revenues for the three months ended July 31, 2004 are primarily attributable to sales of Red Dead Revolver for the PlayStation 2 and Xbox and sales of Grand Theft Auto: Vice City for the PlayStation 2.

Net sales related to international operations included approximately $1,142 of benefit from changes to foreign exchange rates in the three months ended July 31, 2005. We expect international sales to continue to account for a significant portion of our revenues.

Cost of Sales

	Three months ended July 31,

	2005	% of Sales	2004	% of Sales	$ Increase (Decrease)	% Incr (Decr)

Product costs	$92,525	54.4	$101,156	62.9	$(8,631)	(8.5)
Royalties	25,608	15.1	14,600	9.1	11,008	75.4
Software development costs	4,046	2.4	2,242	1.4	1,804	80.5

Total cost of sales	$122,179	71.9	$117,998	73.4	$4,181	3.5

Product costs. The decrease in product costs was due to the higher proportion of publishing revenues, including PC products, which have lower product costs than distribution revenues. The decrease in product costs as a percentage of net sales was slightly offset by a shift in the product mix within our distribution business toward hardware products which have higher costs than software titles.

Royalties. The increase in royalties was primarily attributable to expense associated with sales of Grand Theft Auto: San Andreas for Xbox and PC under our internal royalty program, which provides for increasing royalty levels as incentives for achieving sales thresholds. Royalties also increased as a result of expense associated with sales of Midnight Club 3: DUB Edition and Charlie and the Chocolate Factory. Royalty expense for the three months ended July 31, 2004 included lower internal royalty costs due to a lower proportion of sales from our internally developed titles versus the comparable current period.

Software development costs. The increase in software development costs was due to higher sales in the current period of our internally developed titles, resulting in higher amortization of capitalized costs.

In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product, sales mix, distribution channels and royalty arrangements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Operating Expenses

	Three months ended July 31,

	2005	% of Sales	2004	% of Sales	$ Increase	% Incr

Selling and marketing	$32,437	19.1	$24,677	15.3	$7,760	31.4
General and administrative	32,539	19.2	24,685	15.3	7,854	31.8
Research and development	19,736	11.6	10,529	6.5	9,207	87.4
Depreciation and amortization	5,691	3.3	4,327	2.7	1,364	31.5

Total operating expenses	$90,403	53.2	$64,218	39.8	$26,185	40.8

Selling and marketing. The increase in selling and marketing expense was due to increased levels of advertising and promotional support for new products, including Grand Theft Auto: San Andreas for Xbox and PC and Midnight Club 3: DUB Edition for Sony PSP, and our catalog titles. The increase was also due to higher personnel expense, which is consistent with the growth of our business, and to additional expenditures related to our increased presence at E3, an industry trade exhibition, held in May 2005.

General and administrative. The increase in general and administrative expense was primarily due to increased compensation for additional personnel to support the growth of our business and increased professional fees primarily attributable to Sarbanes-Oxley compliance and legal matters. The increase was also due to higher office and rent expense associated with recently acquired development studios and the opening of a new office for our 2K Games publishing label in fiscal 2005. Rent expense for the three months ended July 31, 2004 included lease termination costs associated with the relocation of a European office.

Research and development. The increase in research and development costs was primarily due to increased personnel expenses associated with development studios that were acquired subsequent to the third quarter of fiscal 2004. Increased personnel expenses are attributable to increased staffing, reflecting our strategy of bringing more of our development in-house. A substantial portion of our research and development costs are capitalized once software development projects reach technological feasibility, which is relatively early in the development process, and subsequently amortized as cost of goods sold.

Depreciation and amortization. Depreciation and amortization expense increased primarily due to higher depreciation related to the upgrading of software systems and leasehold improvements.

Loss from operations. Loss from operations increased by $21,325, or 99.8%, to $42,683 for the three months ended July 31, 2005 from a loss of $21,358 for the three months ended July 31, 2004, due to the changes referred to above. Changes in foreign exchange rates increased the loss from operations by approximately $253 for the three months ended July 31, 2005.

Interest income, net. Interest income increased by $731, or 137.9% to $1,261 for the three months ended July 31, 2005 from $530 for the prior comparable period due to interest earned on a higher average cash balance.

Benefit for income taxes. Income tax benefit was $12,642 for the three months ended July 31, 2005 as compared to income tax benefit of $6,393 for the three months ended July 31, 2004. The increase was due to a higher taxable loss offset by a reduction in the estimated annual effective tax rate. The effective tax rate was 30.5% for the three months ended July 31, 2005, as compared to 30.7% for the comparable period in fiscal 2004. The rate in fiscal 2005 reflects a change in the mix of earnings in taxable jurisdictions and the rate in fiscal 2004 was impacted by an increase in estimated tax reserve requirements.

The reduction in the estimated annual effective tax rate of 24.6% in the first half of fiscal 2005 to 13.0% is primarily due to a forecasted change in the mix of earnings with a greater proportion of income being generated in lower tax jurisdictions due primarily to additional reserves recorded as a result of the re-rating of Grand Theft Auto: San Andreas by the ESRB.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss. For the three months ended July 31, 2005, net loss was $28,780 as compared to net loss of $14,435 for the three months ended July 31, 2004, an increase of $14,345, or 99.4% . The increase in net loss resulted principally from the establishment of reserves in anticipation of product returns primarily related to our North American inventory of Grand Theft Auto: San Andreas.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Diluted net loss per share. Diluted net loss per share for the three months ended July 31, 2005 of $0.41, increased $0.20 as compared to diluted net loss per share of $0.21 for the three months ended July 31, 2004, principally due to an increase in the net loss for the period, partially offset by an increase in the weighted average common shares outstanding.

Nine Months ended July 31, 2005 and 2004

Net Sales

	Nine months ended July 31,

	2005	%	2004	%	$ Increase (Decrease)	% Incr (Decr)

Publishing	$628,912	70.3	$419,062	60.8	$209,850	50.1
Distribution	265,529	29.7	270,676	39.2	(5,147)	(1.9)

Total net sales	$894,441	100.0	$689,738	100.0	$204,703	29.7

Net Sales. The increase in net sales for the nine months ended July 31, 2005 was attributable to growth in our publishing business, led by the strong sales of Grand Theft Auto: San Andreas on multiple platforms. The growth in our publishing business was offset by reserves of approximately $32,637 recorded in anticipation of product returns primarily related to our North American retail inventory of Grand Theft Auto: San Andreas as a result of the re-rating of the title by the Entertainment Software Rating Board (“ESRB”) in July 2005. Publishing net sales, excluding these reserves, increased by 57.9% in the nine months ended July 31, 2005 from the prior comparable period.

The increase in publishing revenues for the nine months ended July 31, 2005 was primarily attributable to sales of Grand Theft Auto: San Andreas for the PlayStation 2, Xbox and PC and Midnight Club 3: DUB Edition for the PlayStation 2 and Xbox and the Sony PSP. Sales of Stronghold 2 for PC and our sports titles for the PlayStation 2 and Xbox, including Major League Baseball 2K5, also contributed to the increase in publishing revenues. Publishing revenues for the nine months ended July 31, 2005 and 2004 include licensing revenues of $13,676 and $15,439, respectively. Publishing revenues for the nine months ended July 31, 2004 primarily reflect sales of Grand Theft Auto Double Pack and Max Payne 2 for Xbox and the PlayStation 2.

Products designed for video game console platforms accounted for 86.3% of publishing revenues as compared to 92.1% for the comparable period last year. Products designed for PC platforms accounted for 8.7% of publishing revenues as compared to 2.7% for the prior comparable period. The increase in sales of products for PC platforms as a percentage of publishing revenues was primarily attributable to sales of Grand Theft Auto: San Andreas and Stronghold 2 for PC. We anticipate that our platform mix will be heavily weighted toward console platforms and the newly introduced Sony PSP handheld system, but may fluctuate from period to period.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. The decrease in distribution revenues was primarily attributable to lower sales of software titles, a decrease in average selling prices of interactive entertainment products as our industry transitions to next generation technology and increased competition in the value software market. The decline in sales of software titles was partially offset by an increase in hardware sales, primarily attributable to demand for the Sony PSP system, and related accessories.

International operations accounted for approximately $299,873, or 33.5% of net sales for the nine months ended July 31, 2005 compared to $166,879 or 24.2% of net sales for the nine months ended July 31, 2004. The increase was primarily attributable to sales of Grand Theft Auto: San Andreas for Xbox, the PlayStation 2 and PC, sales of Midnight Club 3: DUB Edition for the PlayStation 2 and Xbox and sales of Stronghold 2 for PC. International revenues for the nine months ended July 31, 2004 were primarily attributable to sales of various Grand Theft Auto titles, Max Payne 2: The Fall of Max Payne and Red Dead Revolver.

Net sales included approximately $22,612 of benefit from changes in foreign exchange rates in the nine months ended July 31, 2005. We expect international sales to continue to account for a significant portion of our revenues.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Cost of Sales

	Nine months ended July 31,

		% of		% of	$	%
	2005	Sales	2004	Sales	Increase	Incr

Product costs	$453,514	50.7	$430,107	62.4	$23,407	5.4
Royalties	127,755	14.3	47,614	6.9	80,141	168.3
Software development costs	13,031	1.4	7,797	1.1	5,234	67.1

Total cost of sales	$594,300	66.4	$485,518	70.4	$108,782	22.4

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

Royalties. The increase in royalties was primarily attributable to expense associated with Grand Theft Auto: San Andreas under our internal royalty program, which provides for increasing royalty levels as incentives for achieving sales thresholds. Royalties also increased as a result of expense associated with sales of Midnight Club 3: DUB Edition and our sports titles, including Major League Baseball 2K5. Royalty expense in the nine months ended July 31, 2004 included lower internal royalty costs due to a lower proportion of sales from our internally developed titles.

Software development costs. The increase in software development costs was due to the increased sales of our internally developed titles resulting in higher amortization of capitalized costs as compared to the prior period.

In future periods, cost of sales may be adversely affected by manufacturing and other costs, price competition and by changes in product, sales mix, distribution channels and royalty arrangements.

Operating Expenses

	Nine months ended July 31,

		% of		% of	$	%
	2005	Sales	2004	Sales	Increase	Incr

Selling and marketing	$119,643	13.4	$82,850	12.0	$36,793	44.4
General and administrative	89,931	10.1	72,775	10.6	17,156	23.6
Research and development	56,938	6.4	32,186	4.7	24,752	76.9
Depreciation and amortization	15,579	1.7	11,982	1.7	3,597	30.0

Total operating expenses	$282,091	31.6	$199,793	29.0	$82,298	41.2

Selling and marketing. The increase in selling and marketing expense was due to higher advertising and promotional support for existing and new products, specifically Grand Theft Auto: San Andreas, Midnight Club 3: DUB Edition and our sports titles. The increase was also due to higher personnel expense, which is consistent with the growth of our business, and to additional expenditures related to our increased presence at E3, an industry trade exhibition, held in May 2005.

General and administrative. The increase in general and administrative expense in absolute dollars was primarily due to increased compensation for additional executive personnel to support the growth of our business and increased professional fees primarily attributable to Sarbanes-Oxley compliance and legal matters. The increase was also due to higher office and rent expense associated with recently acquired development studios and the opening of a new office for our 2K Games publishing label in fiscal 2005. The increase was partially offset by a decrease in bad debt expense from the prior comparable period due to bad debt recoveries. For the nine months ended July 31, 2004, personnel expenses included approximately $3,365 of severance charges, signing bonuses and restricted stock expenses, primarily attributable to senior management changes.

Research and development. The increase in research and development costs was primarily due to increased personnel expenses associated with development studios that were acquired subsequent to the third quarter of fiscal 2004. Increased personnel expenses are attributable to increased staffing, reflecting our strategy of bringing more of our development in-house. A substantial portion of

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

our research and development costs are capitalized once software development projects reach technological feasibility, which is relatively early in the development process, and subsequently amortized as cost of goods sold.

Depreciation and amortization. Depreciation and amortization expense increased primarily due to higher depreciation related to the upgrading of software systems and leasehold improvements.

Income from operations. Income from operations increased by $13,623, or 307.7%, to $18,050 for the nine months ended July 31, 2005 from $4,427 for the nine months ended July 31, 2004, due to the changes referred to above. Changes in foreign exchange rates benefited income from operations by approximately $1,826 for the nine months ended July 31, 2005.

Interest income, net. Interest income increased by $1,361, or 84.9% to $2,965 for the nine months ended July 31, 2005 from $1,604 for the prior comparable period due to interest earned on a higher average cash balance.

Provision for income taxes. Income tax expense was $2,732 for the nine months ended July 31, 2005 as compared to income tax expense of $3,284 for the nine months ended July 31, 2004. The decrease was primarily attributable to a reduction in the estimated annual effective tax rate partially offset by an increase in taxable income. The estimated tax rate was 13.0% for the nine months ended July 31, 2005, as compared to 54.5% for the comparable period in fiscal 2004. The lower estimated annual effective tax rate of 13.0% as compared to 34.0% in fiscal 2004 is primarily due to a change in the mix of earnings with a greater proportion of income being generated in lower tax jurisdictions. In addition, the estimated annualized effective tax rate in fiscal 2004 was impacted by an increase in the estimate of additional tax reserve requirements.

The reduction in the estimated annual effective tax rate of 24.6% in the first half of fiscal 2005 to 13.0% is primarily due to a forecasted change in the mix of earnings with a greater proportion of income being generated in lower tax jurisdictions due primarily to additional reserves recorded as a result of the re-rating of Grand Theft Auto: San Andreas by the ESRB.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income. For the nine months ended July 31, 2005, net income was $18,283 as compared to net income of $2,747 for the nine months ended July 31, 2004, an increase of $15,536, or 565.6% and resulted from the changes referred to above.

Diluted net income per share. Diluted net income per share for the nine months ended July 31, 2005 of $0.26, increased $0.22 as compared to diluted net income per share of $0.04 for the nine months ended July 31, 2004, principally due to higher net income offset by a slight increase in the weighted average common shares outstanding.

Liquidity and Capital Resources

Our primary cash requirements are to fund the development and marketing of our products. We satisfy our working capital requirements primarily through cash flow from operations. At July 31, 2005, we had working capital of $339,326 as compared to working capital of $398,094 at October 31, 2004.

Cash and cash equivalents increased for the nine months ended July 31, 2005 as follows:

	Nine months ended July 31,

	2005	2004

Cash provided by operating activities	$110,974	$41,347
Cash used in investing activities	(80,248)	(38,651)
Cash provided by financing activities	14,912	11,435
Effect of foreign exchange rates on cash and cash equivalents	(5,378)	343

Net increase in cash and cash equivalents	$40,260	$14,474

Operating Activities. Cash provided by operating activities for the nine months ended July 31, 2005 was $110,974 compared to $41,347 for the nine months ended July 31, 2004. The increase principally reflects higher net income, adjusted for non-cash items including amortization of software development costs and licenses and the provision for doubtful accounts and sales allowances. The increase is also due to the collection of accounts receivable offset by expenditures related to the development of our titles, subsequent

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

payment of accounts payable related to inventory purchased prior to October 31, 2004 and the payment of royalties earned under our internal royalty program.

Investing Activities. Net cash used in investing activities for the nine months ended July 31, 2005 was $80,248 compared to $38,651 for the nine months ended July 31, 2004. Net cash used in the current period primarily reflects the acquisition of Civilization, Gaia Capital Group, Visual Concepts and Kush, and the prior year period reflects the acquisition of TDK. During the current period, we also incurred capital expenditures associated with leasehold improvements at our new warehouse facilities in Cincinnati, Ohio and new offices for our 2K publishing label and expenditures related to the continued improvement of our software systems.

Financing Activities. Net cash provided by financing activities for the nine months ended July 31, 2005 was $14,912 as compared to $11,435 for the nine months ended July 31, 2004. The increase was primarily attributable to higher proceeds from the exercise of stock options offset by the repurchase of 520,341 shares of our common stock in June 2005 at an aggregate cost of $14,998.

Significant Balance Sheet Changes

Accounts Receivable: The decrease of $214,469 in gross accounts receivable, before allowances, from October 31, 2004 to July 31, 2005, was primarily due to a significant product release during the three months ended October 31, 2004 and subsequent receivable collections. Our allowances, which include doubtful accounts, returns, price concessions, rebates and other sales allowances, increased to $81,720 at July 31, 2005 from $72,215 at October 31, 2004 and increased as a percentage of receivables to 57.0% at July 31, 2005 from 20.2% at October 31, 2004. The increase in the allowance is due to additional reserves of approximately $32,637 recorded in anticipation of product returns as a result of the re-rating of Grand Theft Auto: San Andreas by the ESRB in July 2005. At July 31, 2005, our allowances, excluding the additional reserves related to the re-rating of Grand Theft Auto: San Andreas, were approximately 34.2% of gross accounts receivables which is consistent with the seasonal fluctuations of our business.

As of July 31, 2005, the receivable balances from our five largest retail customers accounted for approximately 45.6% of our gross receivable balance. Wal-Mart and Best Buy accounted for approximately 12.3% and 10.1%, respectively, of our gross receivable balance. Generally, we have been able to collect our receivables in the ordinary course of business. We do not hold any collateral to secure payment from customers and our domestic receivables are not covered by insurance. As a result, we are subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers. If we are unable to collect our accounts receivable as they become due, it could adversely affect our liquidity and working capital position and we would be required to increase our provision for doubtful accounts.

Loan Facilities: In December 1999, we entered into a credit agreement, as amended and restated in August 2002, with a group of lenders led by Bank of America, N.A., as agent. The agreement provided for borrowings of up to $40,000 through the expiration of the credit agreement on August 28, 2005. Available borrowings under the agreement are reduced by the amount of any outstanding standby letters of credit, which at July 31, 2005, was $1,560. At July 31, 2005, we had no borrowings under the credit agreement and were in compliance with all financial and other covenants.

On August 24, 2005, we entered into a new credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), and terminated our credit agreement with Bank of America, N.A. The JPMorgan credit agreement provides for borrowings of up to $50,000 through the expiration of the agreement on August 23, 2006. Advances under the credit agreement bear interest at a rate of 0.25% to 0.75% over the bank’s prime rate, or at the Eurodollar rate plus 1.25% to 1.75% depending our consolidated leverage ratio. We are required to pay a commitment fee to the bank equal to 0.25% of the unused loan balance and borrowings under the agreement are collateralized by certain of our assets. The credit agreement also contains financial and other covenants (including a consolidated asset coverage ratio) and limits or prohibits us from paying cash dividends, merging or consolidating with another corporation, selling or acquiring assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. Available borrowings under the agreement are reduced by the amount of any outstanding stand-by letters of credit.

In May 2005, our United Kingdom subsidiary renewed its credit facility agreement with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $23,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2006. We had no outstanding guarantees and no borrowings under this facility as of July 31, 2005.

Capital Expenditures: We expect to spend an additional $5,000 in connection with the continued improvement of our network infrastructure and software systems for our domestic and international operations. We also expect to make additional capital expenditures of approximately $1,000 for leasehold improvements and equipment in our new warehouse facilities in Cincinnati, Ohio,

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

$1,000 for leasehold improvements and equipment in our warehouse facilities in Toronto, Canada and a further $2,500 for leasehold improvements and equipment for several of our studios. As of the date of this report, we have no other material commitments for capital expenditures.

Treasury Stock: At July 31, 2005, common stock at an aggregate cost of $23,309 was held in treasury.

In January 2003, the Board of Directors authorized a stock repurchase program under which we may repurchase up to $25,000 of our common stock from time to time in the open market or in privately negotiated transactions. During the quarter ended July 31, 2005, we repurchased 520,341 shares of our common stock at an aggregate cost of $14,998. In August 2005, we repurchased 405,000 shares of our common stock at an aggregate cost of approximately $9,947.

Separately, in July 2005, we modified a stock compensation arrangement and accepted for return 412,500 shares of our common stock, held by three employees with a fair market value at the original issuance date of approximately $9,350, for cash bonuses payable in the future. At the date of modification, 366,667 shares were fully vested and $8,311 of compensation expense had been previously recognized. At July 31, 2005, the return of these vested shares and the related cost have been included as part of treasury stock. The remaining unvested shares were forfeited and the additional compensation expense of such future cash bonuses, expected to approximate $1,039, will be recognized ratably as expense through February 2006.

Legal and Accounting Expenses: We have incurred and may continue to incur significant legal, accounting and other professional fees and expenses in connection with pending regulatory and litigation matters.

Based on our currently proposed operating plans and assumptions, we believe that projected cash flow from operations and available cash resources will be sufficient to satisfy our cash requirements for the foreseeable future.

Contractual Obligations and Contingent Liabilities and Commitments

A summary of annual minimum contractual obligations and commitments as of July 31, 2005 is as follows:

				Distribution Agreements	Total
	Licensing and Marketing Agreements	Software Development Agreements
Fiscal Years Ending October 31,			Leases

Remainder of 2005	$15,448	$22,843	$7,188	$2,910	$48,389
2006	58,523	37,106	14,801	1,283	111,713
2007	54,053	10,845	13,004	—	77,902
2008	53,942	—	12,314	—	66,256
2009	55,075	—	12,037	—	67,112
Thereafter	157,083	—	37,441	—	194,524

	$394,124	$70,794	$96,785	$4,193	$565,896

Licensing and Marketing Agreements: Our license expense consists primarily of payments to licensors of intellectual properties under agreements which expire at various times through December 2012. As of July 31, 2005, we have minimum guaranteed licensing and marketing commitments of $394,124 outstanding under various licensing agreements of which $2,622 are recorded in our condensed consolidated balance sheet as the licensor does not have any significant performance obligation. Minimum guaranteed licensing and marketing commitments primarily reflect our agreements with major sports leagues and players’ associations.

Software Development Agreements: Our payments made to third-party developers include contractual advances and royalty payments under agreements which expire at various times through October 2007. Assuming performance by third-party developers, we have aggregate outstanding commitments of $70,794 under various software development agreements at July 31, 2005. We have also established an internal royalty program pursuant to which we pay royalties to certain of our development personnel based on product sales.

Lease Commitments: Our offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from August 2005 to February 2015. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through December 2008. Future minimum rental payments for fiscal 2005 are $7,188 and aggregate minimum rental payments through applicable lease expirations are $96,785.

Distribution Agreements: We periodically enter into distribution agreements to purchase various software games that require minimum guaranteed payments. These agreements, which expire between August 2005 and June 2006, require remaining aggregate minimum guaranteed payments of $4,193 at July 31, 2005.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Contingent Consideration: In connection with the acquisition of Mobius in March 2004, we agreed to make additional contingent payments of approximately $1,900 based on the delivery of products. In fiscal 2003, we also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s future profits for the first three years after acquisition. The Company does not anticipate making these contingent payments within the next twelve months.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. For the nine months ended July 31, 2005 and 2004, sales in international markets accounted for approximately 33.5% and 24.2%, respectively, of our net sales. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Cautionary Statement and Risk Factors

Safe Harbor Statement under the Securities Litigation Reform Act of 1995.

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

The market for our titles is characterized by short product life cycles. If our titles are delayed, we may experience quarterly revenue and profit shortfalls.

The market for our titles is characterized by short product life cycles and frequent introductions of new products. New products may not achieve significant market acceptance or generate sufficient sales to permit us to recover development, manufacturing and marketing costs associated with these products. The life cycle of a title generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because revenues associated with an initial product launch generally constitute a high percentage of the total revenues associated with the life of a product, any delay in the commercial release of one or more new products could result in significant quarterly revenue and profit shortfalls and cause our operating results to be materially different from expectations. In addition, if we release a limited number of new products during any period, the failure of one or more of such products to achieve market acceptance could seriously hurt our business.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

A substantial portion of our revenues is derived from a limited number of titles, and we must continue to publish “hit” titles in order to succeed.

Grand Theft Auto and certain of our other titles are “hit” products and have historically accounted for a substantial portion of our revenues. For the nine months ended July 31, 2005, our ten best selling titles accounted for approximately 54.7% of our revenues, with Grand Theft Auto: San Andreas for the PlayStation 2 accounting for 33.4% of our revenues; Midnight Club 3: DUB Edition for the PlayStation 2 accounting for 5.6% of our revenues; Grand Theft Auto: San Andreas for Xbox accounting for 4.5% of our revenues, Midnight Club 3: DUB Edition for Xbox accounting for 2.9% of our revenues; and Grand Theft Auto: San Andreas for PC accounting for 2.6% of our revenues. For the years ended October 31, 2004 and 2003, our ten best selling titles accounted for approximately 46.3% and 50.6%, respectively, of our revenues, with Grand Theft Auto products accounting for approximately 20.9% and 33.6%, respectively, of such revenues for these periods. If we fail to continue to develop and sell new commercially successful “hit” titles, our revenues and profits may decrease substantially and we may incur losses.

Rapidly changing technology and hardware cycles could adversely affect our operations and our ability to forecast our operating results.

The interactive entertainment industry is cyclical and is associated with rapidly changing technology. We expect that Microsoft, Sony and Nintendo will introduce next generation hardware platforms into the marketplace in late 2005 and 2006. As a result, we anticipate that as these newer and more advanced hardware platforms achieve market acceptance, consumer demand for software for older platforms will decline. During the transition to next generation platforms, we expect to continue to devote significant development resources on products designed for current generation platforms, including Sony’s PlayStation 2 and Microsoft’s Xbox. Consumers may elect to defer purchases of game software for these platforms until newer platforms become available. If consumer demand for these platforms declines generally or as a result of a next generation platform transition or if we are required to reduce prices for our current generation titles sooner than anticipated, we may experience lower than expected sales or losses from products designed for older platforms.

During the transition to next generation platforms, we also expect to devote significant development resources on products designed for next generation hardware platforms, initially for the Xbox 360TM video game and entertainment system from Microsoft. Our ultimate success will depend on our ability to accurately predict which platforms will achieve widespread consumer acceptance. The time, resources and costs associated with the development of next generation software have increased substantially, which increases our risk of loss in the event that new platforms do not achieve commercial success. It is difficult to anticipate hardware development cycles, and we have made and will continue to make both internal and external software development commitments and product investment decisions well in advance of the introduction of new hardware platforms, resulting in cash outflows without corresponding revenues. If new hardware platforms are delayed or do not achieve consumer acceptance, we may be unable to recover our investments and our business could be seriously hurt. Furthermore, during this transition, our operating results may become more volatile and difficult to predict, which could cause wide fluctuations in our stock price.

A number of software publishers who compete with us have developed and commercialized or are currently developing online games for use by consumers over the Internet. Future increased consumer acceptance and increases in the availability of online games or technological advances in online game software or the Internet could result in a decline in platform-based software and negatively impact sales of our products. Direct sales of software by major publishers over the Internet would materially adversely affect our distribution business.

Our efforts to diversify our product offerings and expand into the market for sports and other licensed titles may not be successful. Our significant investments in licenses for sports titles may not result in profitable operations.

We have recently diversified our product offerings by capitalizing on significant growth opportunities in the market for sports and other licensed action and strategy titles. Our success in this market will depend in part on our ability to attract licensors with popular properties and to enter into favorable arrangements with these licensors, including licensors representing the major sports leagues and players’ associations. Competition for sports and other licensed properties is intense. If we are unable to continue to obtain and maintain licenses to popular properties, our revenue and profitability with respect to these products could decline dramatically. Competition for licenses has also increased advances and royalties payable to licensors, which currently represent substantial financial commitments on our behalf. We may be unable to enter into favorable license agreements, for financial or other reasons, and despite our efforts to diversify our product offerings, we may be unable to achieve increased levels of revenues or profitability.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Our business is dependent on our ability to enter into favorable publishing arrangements with third parties.

Our success depends on our ability to continually identify and develop new titles on a timely basis. We have entered into agreements with third parties to acquire the rights to publish and distribute interactive entertainment software. These agreements typically require us to make advance payments, pay royalties and satisfy other conditions. Our advance payments may not be sufficient to permit developers to develop new software successfully, which could result in material delays and significantly increase our costs to bring particular products to market. Software development costs, promotion and marketing expenses and royalties payable to software developers have increased significantly in recent years and reduce potential profits derived from sales of our software. Future sales of our titles may not be sufficient to recover advances to software developers, and we may not have adequate financial and other resources to satisfy our contractual commitments. If we fail to satisfy our obligations under agreements with third-party developers, the agreements may be terminated or modified in ways that may be burdensome to us. Failure to commercialize products that require significant investments could result in corresponding charges to earnings.

The interactive entertainment software industry is highly competitive both for our publishing and distribution operations.

We compete for both licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. These competitors have the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television spots. These companies may also increase their own software development efforts or focus on developing software products for third-party platforms. We also compete with domestic game publishers such as Electronic Arts, Activision, THQ, Midway Games and Atari and international publishers, such as SEGA, Vivendi, Ubi Soft, Eidos, Capcom, Konami and Namco. Some of our competitors have greater financial, technical, personnel and other resources than we do and are able to carry larger inventories and make higher offers to licensors and developers for commercially desirable properties than we can. Our titles also compete with other forms of entertainment such as motion pictures, television and audio and video products featuring similar themes, online computer programs and forms of entertainment which may be less expensive or provide other advantages to consumers.

Our distribution business also operates in a highly competitive environment. Competition is based primarily on breadth, availability and quality of product lines; price; terms and conditions of sale; credit terms and availability; speed and accuracy of delivery; and effectiveness of sales and marketing programs. Our competitors include regional, national and international distributors, as well as hardware manufacturers and software publishers. We may lose market share or be forced in the future to reduce our prices in response to our competitors.

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

A limited number of customers account for a significant portion of our sales. The loss of a principal customer could seriously hurt our business.

A substantial portion of our product sales are made to a limited number of customers, two of which have recently announced plans to merge. Sales to our five largest customers accounted for approximately 41.0% and 35.6% of our revenues, respectively, for the nine months ended July 31, 2005 and 2004. Sales to our five largest customers accounted for approximately 38.9% of our revenues for the year ended October 31, 2004. For the year ended October 31, 2004, sales of our products to Wal-Mart accounted for 10.4% of our revenues. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. The loss of our relationships with principal customers or a decline in sales to principal customers could materially adversely affect our operating results. Bankruptcies or consolidations of certain large retail customers could seriously hurt our business.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

Returns of our published titles by our customers and price concessions granted to our customers may adversely affect our operating results.

We are exposed to the risk of product returns and price concessions with respect to our customers. Our distribution arrangements with customers generally do not give them the right to return titles to us or to cancel firm orders. However, we sometimes accept product returns from our distribution customers for stock balancing and negotiate accommodations to customers which include credits and returns, when demand for specific products falls below expectations. We accept returns and grant price concessions in connection with our publishing arrangements and revenue is recognized after deducting estimated reserves for returns and price concessions. While we believe that we can reliably estimate future returns and price concessions, if return rates and price concessions for our published titles exceed our reserves, our revenues could decline.

Failure to collect our accounts receivables on a timely basis will negatively impact our cash flow.

Our sales are typically made on credit. We do not hold any collateral to secure payment by our customers. As a result, we are subject to credit risks, particularly in the event that any of our receivables represent sales to a limited number of retailers or are concentrated in foreign markets. Although we continually assess the creditworthiness of our customers, which are principally large, national retailers, if we are unable to collect our accounts receivable as they become due, it could adversely affect our financial condition and cash flow.

Rating systems for interactive entertainment software, potential legislation, consumer opposition and litigation could negatively impact sales of our “M” rated products.

The Entertainment Software Rating Board (“ESRB”) requires game publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and imposes significant penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for product sales in those countries. In some instances, we may be required to modify our products to comply with the requirements of foreign rating systems, which could delay the release of our products. Sales of certain of our titles have been prohibited in certain countries. Our software titles receive a rating of “E” (age 6 and older), “E10+” (age 10 and older), “T” (age 13 and over) or “M” (age 17 and over). Many of our titles have received an “M” rating. We believe that we comply with rating systems and properly display the ratings and content descriptions received for our titles.

Several proposals have been made for federal legislation to regulate the interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, motion picture and music containing violence or sexually explicit material. The Federal Trade Commission has issued reports to Congress with respect to the marketing of such material to under-17 audiences. In July 2005, we were notified that the staff of the Federal Trade Commission’s Division of Advertising Practices is conducting an inquiry into advertising claims made for Grand Theft Auto: San Andreas following the re-rating of the title by the ESRB from an “M” rating to an “AO” rating, which caused us to establish an approximate $33.0 million reserve for anticipated product returns primarily related to our North American inventory of Grand Theft Auto: San Andreas. Consumer advocacy groups have opposed sales of interactive entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas (including legislation prohibiting the sale of “M” rated video games to under-17 audiences) and by engaging in public demonstrations and media campaigns.

Retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our “M” rated products, and adversely affect our operating results. If any groups (including international, national and local political and regulatory bodies) were to target our “M” rated titles, or if retailers decline to sell our “M” rated products or products containing graphic violence or sexually explicit material generally, we might be required to significantly change or discontinue a particular title, which in the case of our best selling titles could seriously hurt our business. Additionally, although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have been unsuccessful in the courts, claims of this kind have been asserted against us from time to time. See “Legal Proceedings.”

We cannot publish our console titles without the approval of hardware licensors who are also our competitors.

We are required to obtain a license from Sony, Microsoft and Nintendo, who are also our competitors, to develop and publish titles for their respective hardware platforms. Our existing platform licenses require that we obtain approval for the publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms, along with our ability to time the release of these titles and, accordingly, our net sales from titles for these hardware platforms, may be limited. If any licensor chooses not to renew or extend our license agreement at the end of its current term, or if the licensor were to terminate our license for

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

any reason, we would be unable to publish additional titles for that licensor’s platform. Termination of any such agreements could seriously hurt our business and prospects.

We expect that each of Microsoft, Sony and Nintendo will introduce next generation platforms into the marketplace in late 2005 and 2006. In order to publish products for a new platform, we will be required to enter into a license agreement in advance of a platform’s commercial introduction, which gives the platform licensor the opportunity to set our fee structure. Certain platform licensors have retained the right to change fee structures for online game play, and each licensor’s ability to set royalty rates makes it difficult for us to forecast our costs. Increased costs could negatively impact our operating margins. We may be unable to enter into license agreements for next generation platforms on satisfactory terms or at all. Failure to enter into any such agreement could also seriously hurt our business.

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

We have experienced and may continue to experience wide fluctuations in quarterly operating results. The interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter (our fourth and first fiscal quarters), due primarily to increased demand for games during the holiday buying season. Our failure or inability to introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business and operating results. The uncertainties associated with software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations. In future quarters, our operating results may fall below the expectations of securities analysts and investors and the price of our stock could decline significantly.

Our business is subject to risks generally associated with the entertainment industry, and we may fail to properly assess consumer tastes and preferences.

Our business is subject to all of the risks generally associated with the entertainment industry and, accordingly, our future operating results will depend on numerous factors beyond our control, including the popularity, price and timing of new hardware platforms being released; economic, political and military conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot be predicted. In order to plan for acquisition and promotional activities, we must anticipate and respond to rapid changes in consumer tastes and preferences. A decline in the popularity of certain game genres or particular platforms could cause sales of our titles to decline dramatically. The period of time necessary to develop new game titles, obtain approvals of platform licensors and produce finished products is unpredictable. During this period, consumer appeal for a particular title may decrease, causing product sales to fall short of expectations.

We may not be able to protect our proprietary rights or avoid claims that we infringe on the proprietary rights of others.

We develop proprietary software and have obtained the rights to publish and distribute software developed by third parties. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Our software is susceptible to piracy and unauthorized copying. Unauthorized third parties may be able to copy or to reverse engineer our software to obtain and use programming or production techniques that we regard as proprietary. Well organized piracy operations have also proliferated in recent years as a result of the ability to download pirated copies of our software over the Internet. Although we attempt to incorporate protective measures into our software, piracy of our products could negatively impact our future profitability.

With advances in technology, game content and software graphics are expected to become more realistic. As a result, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes the intellectual property rights of others. From time to time, we receive notices from third parties or are named in lawsuits by third parties alleging

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

infringement of their proprietary rights. Although we believe that our software and technologies and the software and technologies of third-party developers and publishers with whom we have contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others has or may occur. Any claims of infringement, with or without merit, could be time consuming, costly and difficult to defend. Moreover, intellectual property litigation or claims could require us to discontinue the distribution of products, obtain a license or redesign our products, which could result in additional substantial costs and material delays.

We are subject to product development risks which could result in delays and additional costs, and we must adapt to changes in software technologies.

We rely on third-party software developers for the development of certain of our titles. Quality third-party developers are continually in high demand. Software developers who have developed titles for us in the past may not be available to develop software for us in the future. Due to the limited number of third-party software developers and the limited control that we exercise over them, these developers may not be able to complete titles for us on a timely basis or within acceptable quality standards, if at all. We depend on third-party software developers and our internal development studios to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles ranges from twelve to twenty-four months and is expected to increase in connection with the development of next generation software. After development of a product, it may take between nine to twelve additional months to develop the product for other hardware platforms. If developers experience financial difficulties, additional costs or unanticipated development delays, we will not be able to release titles according to our schedule and at budgeted costs.

Additionally, in order to stay competitive, our internal development studios must anticipate and adapt to rapid technological changes affecting software development. Any inability to respond to technological advances and implement new technologies could render our products obsolete or less marketable.

Our software is susceptible to errors, which can harm our financial results and reputation.

The technological advancements of new hardware platforms results in the development of more complex software products. As software products become more complex, the risk of undetected errors in products when first introduced increases. If, despite testing, errors are found in new products or releases after shipments have been made, we could experience a loss of or delay in timely market acceptance, product returns, loss of revenues and damage to our reputation.

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

A significant portion of our selling and general and administrative expense is comprised of personnel and facilities. In the event of a significant decline in revenues, we may not be able to exit facilities, reduce personnel, or make other changes to our cost structure without disruption to our operations or without significant termination and exit costs. Management may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in revenues and profit.

Our distribution business is dependent on suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis.

Our ability to obtain particular products in required quantities and to fulfill customer orders on a timely basis is important to our success. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, limited price concessions or return rights offered by publishers may have a bearing on the amount of product we may be willing to purchase. Our industry may experience significant hardware supply shortages from time to time due to the inability of certain manufacturers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term hardware inventory shortages. Further, manufacturers or publishers who currently distribute their products through us may decide to distribute, or to substantially increase their existing distribution, through other distributors, or directly to retailers.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

We are subject to the risk that our inventory values may decline and protective terms under supplier arrangements may not adequately cover the decline in values.

The interactive entertainment software and hardware industry is characterized by the introduction of new and enhanced generations of products and evolving industry standards. These changes may cause inventory to decline substantially in value over time or to become obsolete. We are exposed to inventory risk in our distribution business to the extent that supplier price concessions are not available to us on all products or quantities. In addition, suppliers may become insolvent and unable to fulfill price concession obligations.

We are subject to risks and uncertainties of international trade, including fluctuations in the values of local foreign currencies against the dollar.

Sales in international markets, primarily in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net sales. Sales in international markets accounted for approximately 33.5% and 24.2%, respectively, of our revenues for the nine months ended July 31, 2005 and July 31, 2004. Sales in international markets accounted for approximately 27.5% of our revenues for fiscal 2004. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our results of operations could be adversely affected by unfavorable foreign currency fluctuations.

The market price for our common stock may be highly volatile as a result of, among other things, factors affecting the industry.

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

In response to recent corporate events, legislators and government agencies have focused on the integrity of financial reporting, and regulatory accounting bodies have recently announced their intention to issue several new accounting standards, including a recently adopted standard that accounts for stock options as compensation expense. Additionally, recently enacted legislation focused on corporate governance, auditing and internal accounting controls imposes compliance burdens on us, and will require us to continue to devote substantial financial, technical and personnel resources to address various compliance issues and audit requirements.

We are dependent on our management and key personnel for our success. If we fail to retain qualified creative and marketing personnel, our business could be seriously harmed.

We rely on our management and other key personnel for the successful operation of our business. We are dependent upon the expertise and skills of certain of our Rockstar employees responsible for content creation and product development and marketing. Although we have employment agreements with each of these creative, development and marketing personnel, and we have granted them incentives in the form of an internal royalty program based on sales of Rockstar published products, we may be unable to continue to retain these personnel at current compensation levels, or at all. Future changes to compensation arrangements could result in increased expenses and have a negative impact on our operating results. Failure to continue to attract and retain qualified management, creative, development and marketing personnel could materially adversely affect our business and prospects.

Our expansion and acquisitions may strain our operations, and we may not have sufficient financial resources to continue to expand our operations at previous levels.

We have expanded through internal growth and acquisitions, which has placed and may continue to place a significant strain on our management, administrative, operational, financial and other resources. We have expanded our publishing operations, significantly increased our advances to licensors and developers and manufacturing expenditures and enlarged our work force. To successfully manage this growth, we must continue to implement and improve our operating systems as well as hire, train and manage a substantial and increasing number of management, technical, marketing, administrative and other personnel. We may be unable to effectively manage these rapidly expanding operations which are geographically dispersed.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
(Dollars in thousands, except per share amounts)

We have acquired rights to various properties and businesses, and we intend to continue to pursue opportunities by making selective acquisitions consistent with our business strategy. We may be unable to successfully integrate new personnel, property or businesses into our operations. If we are unable to successfully integrate personnel, properties or businesses into our operations, we may incur significant charges.

Our publishing and distribution activities require significant cash resources. We may be required to seek debt or equity financing to fund the cost of continued expansion. The issuance of equity securities would result in dilution to the interests of our stockholders.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. At July 31, 2005, we had no outstanding variable rate indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter. Translation adjustments are included as a separate component of stockholders’ equity. For the nine months ended July 31, 2005, our foreign currency translation adjustment loss was $7,415. Foreign exchange transaction gain for the nine months ended July 31, 2005 was $693. A hypothetical 10% change in applicable currency exchange rates at July 31, 2005 would result in a material translation adjustment.

Item 4. Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level for recording, processing, summarizing and reporting the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2005, the Company was notified that the staff of the Federal Trade Commission’s (“FTC”) Division of Advertising Practices is conducting an inquiry into advertising claims made for Grand Theft Auto: San Andreas following the re-rating of the title by the Entertainment Software Rating Board (“ESRB”) from a Mature 17+ (“M”) rating to an Adults Only 18+ (“AO”) rating. The Company is cooperating with the FTC inquiry and believes that it acted in accordance with all applicable laws and regulations. The Company has also received requests for documents and information relating to Grand Theft Auto: San Andreas from the Attorneys General of the States of North Carolina and Connecticut.

In July 2005, the Company received three purported class action complaints against the Company and its subsidiary, Rockstar Games, Inc. (“Rockstar”), which were filed in the United States District Court for the Southern District of New York and one such complaint which was filed in the United States District Court, Eastern District of Pennsylvania. The plaintiffs, alleged purchasers of the Company’s Grand Theft Auto: San Andreas game, allege that the Company and Rockstar engaged in consumer deception, false advertising and common law fraud and were unjustly enriched as a result of the alleged failure of the Company and Rockstar to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving an M rating from the ESRB rather than an AO rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. The Company believes the complaints are without merit and intends to vigorously defend and seek dismissals of these actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2003, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $25,000 of its common stock from time to time in the open market or in privately negotiated transactions. During the quarter ended July 31, 2005, the Company repurchased 520,341 shares of its common stock at an aggregate cost of approximately $14,998. As of July 31, 2005, $10,002 may be used to purchase additional shares of the Company’s common stock under this program. Detail of the repurchases is provided in the table below.

Month of Purchase	Total number of shares purchased/ returned		Average price paid per share		Total number of shares repurchased as part of the publicly announced program	Total amount purchased as part of the publicly announced program	Maximum dollar value of shares that may yet be purchased under the program

May 2005	—		$—		—	$—	$25,000
June 2005	520,341		28.82		520,341	14,998	10,002
July 2005	412,500	(1)	22.67	(1)	—	—	10,002

Total/Average	932,841		$26.10		520,341	$14,998	$10,002

(1)	In July 2005, the Company accepted for return 412,500 shares of its common stock held by three employees with a fair market value at the original issuance date of approximately $9,350.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on June 16, 2005. At the meeting, Paul Eibeler, Oliver R. Grace, Jr, Robert Flug, Mark Lewis, Todd Emmel, Steve Tisch and Barbara Kaczynski were elected as directors. Mr. Eibeler received 57,882,471 votes for, and zero votes against. Mr. Grace received 55,420,241 votes for, and zero votes against. Mr. Flug received 55,420,177 votes for, and zero votes against. Mr. Lewis received 56,137,315 votes for, and zero votes against. Mr. Emmel received 56,918,907 votes for, and zero votes against. Mr. Tisch received 56,136,880 votes for, and zero votes against. Ms. Kaczynski received 57,346,944 votes for, and zero votes against.

In addition, the stockholders approved an amendment to the Company’s 2002 Stock Option Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Option Plan by 2,000,000 shares with 42,174,825 votes for and 13,591,306 votes against and an amendment to the Company’s Incentive Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Incentive Plan by 1,000,000 shares with 42,855,526 votes for and 12,881,224 votes against.

Item 6.  Exhibits

Exhibits:

10.1	Take-Two Interactive Software, Inc., Incentive Stock Plan, as amended.

10.2	2002 Stock Option Plan of Take-Two Interactive Software, Inc., as amended.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Registrant)

Date: September 8, 2005	By:	/s/ Paul Eibeler

Paul Eibeler Chief Executive Officer and President (Principal Executive Officer)

Date: September 8, 2005	By:	/s/ Karl H. Winters

Karl H. Winters Chief Financial Officer (Principal Financial Officer)