Form 10-K
period 2005-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2006-01-31
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

    Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended October 31, 2005

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
Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    No

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

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes      No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,664,160,000.

As of January 20, 2006, there were 71,437,927 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference:
Proxy Statement Relating to Annual Meeting to be held in Fiscal 2006
(Incorporated into Part III)

Back to Index

PART I

Item 1.	Business

Safe Harbor Statement under the Securities Litigation Reform Act of 1995: We make forward-looking statements in this report that are based on the beliefs of management and assumptions made by and information currently available to them. The words “expect,” “anticipate,” “believe,” “may,” “estimate,” “intend” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions including those described in “Risk Factors,” which could cause our actual results to be materially different from results expressed or implied by such forward-looking statements.

All share and per-share data in this Report, including the consolidated financial statements and notes thereto, give retroactive effect to a three-for-two split of our common stock effected in April 2005.

Overview

We are a leading global publisher of interactive software games designed for personal computers, and video game consoles and handheld platforms manufactured by Sony, Microsoft and Nintendo. We have pursued a growth strategy by capitalizing on the widespread market acceptance of video game consoles, as well as the growing popularity of innovative action games that appeal to mature audiences. We have also recently diversified our product offerings by focusing on significant growth opportunities in the market for sports and strategy titles.

Our Rockstar Games publishing label continues to successfully create new, proprietary brands and sequels to existing brands with broad consumer appeal. Grand Theft Auto: San Andreas, a sequel in the blockbuster Grand Theft Auto® franchise, was a top selling video game across multiple platforms with sales through December 2005 in excess of 7.0 million units in North America according to NPD Funworld® and NPD Canada®. In fiscal 2005, Rockstar released Midnight Club 3: DUB Edition for Sony’s PlayStation® 2, Microsoft’s Xbox® and Sony’s PlayStation Portable (PSP™); The Warriors, a title based on Paramount Pictures’ classic 1979 gang drama, for the PlayStation 2 and Xbox; and Grand Theft Auto: Liberty City Stories for the PSP.

We recently established our 2K Games and 2K Sports publishing labels. During fiscal 2005, 2K Sports made strategic acquisitions of leading sports game development studios and entered into license agreements with major sports leagues to develop sports titles. 2K Games made strategic acquisitions of game development studios and entered into license agreements for several popular entertainment properties, acquired well-known intellectual property rights and entered into distribution and publishing arrangements for major action and strategy PC titles. 2K Games and 2K Sports released more than 20 titles across multiple platforms in fiscal 2005, including Major League Baseball 2K5, NBA 2K6, NHL 2K6, Top Spin, World Poker Tour, Sid Meier’s Pirates!, Sid Meier’s Civilization IV, Call of Cthulhu: Dark Corners of the Earth™ and Conflict: Global Terror. In November 2005, 2K Sports released Amped 3, NHL 2K6 and NBA 2K6 to coincide with the release of Microsoft’s next-generation Xbox 360™ video game and entertainment system.

Our Global Star Software label continues to concentrate on publishing titles based on popular licensed and children’s properties. In fiscal 2005, Global Star released more than 18 titles, including Charlie and the Chocolate Factory on multiple platforms, video games based on the popular children’s cartoon series, Dora the Explorer, for handheld and console platforms and Codename Kids Next Door: Operation V.I.D.E.O.G.A.M.E. for the PlayStation 2, Xbox and Nintendo GameCube™.

Our Jack of All Games subsidiary distributes our products as well as third-party software, hardware and accessories to retail outlets in North America. Our customers in North America include Best Buy, Blockbuster, Circuit City, GameStop, Target, Toys “R” Us, Wal-Mart, and other leading national and regional drug store, supermarket and discount store chains and specialty retailers. We also have

Back to Index

sales, marketing and publishing operations in Australia, Austria, Canada, France, Germany, the Netherlands, Italy, New Zealand, Spain, Japan and the United Kingdom.

We were incorporated under the laws of the State of Delaware in 1993. We make available free of charge on our website our periodic reports filed with the SEC under applicable law as soon as reasonably practicable after we file such material. The information on our website is not part of this report. Our Internet address is www.take2games.com.

Diversification

We made several acquisitions in fiscal 2005 to diversify our business. In January 2005, we acquired SEGA Corporation’s California-based development studio Visual Concepts Entertainment (“Visual Concepts”) and its wholly-owned studio, Kush Games (“Kush”). Visual Concepts is the marketer and developer of the critically acclaimed 2K series of sports video games.

In June 2005, we acquired Gaia Capital Group (“Gaia”) and its wholly-owned subsidiaries, developers of sports and action titles for console and handheld platforms. In August 2005, we acquired Irrational Studios, developers of strategy games for the PC and console platforms with development teams based in the United States and Australia.

In fiscal 2005, we also acquired licenses and rights to popular entertainment properties, including rights to the multi-million unit selling Civilization franchise, as well as sports licenses, including long-term, third-party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media.

In fiscal 2005, we entered into an exclusive worldwide agreement with Sony Pictures to publish and distribute a video game based on “The Da Vinci Code” feature film, which is expected to be available in May 2006 to coincide with the film’s release.

Also, in November 2005, we acquired Firaxis Games™ (“Firaxis”), one of the world's premier game development studios. Firaxis is known for developing award-winning, top-rated games with mass consumer appeal, including Sid Meier's Pirates! and the blockbuster Civilization franchise.

Industry Overview

Expanding gamer demographics has driven demand for interactive entertainment software in recent years, with video games becoming a mainstream entertainment choice for a maturing, technologically sophisticated audience. According to the Entertainment Software Association, an estimated 50% of all Americans play PC and video games, and the average age of game players is 30 years old. According to the International Development Group, worldwide sales of PC, console and handheld games (excluding wireless applications) in 2004 reached $14.0 billion.

The video game industry is currently undergoing a transition due to the introduction of next-generation hardware platforms and new software for these platforms. In 2005, Sony introduced the PSP, a new handheld gaming system, followed by Microsoft’s release of the Xbox 360, a next-generation console platform. Sony is expected to introduce the PlayStation 3, and Nintendo is planning the launch of the Revolution console system in 2006. During this transition to next-generation hardware platforms, our operating results may become more volatile and more difficult to predict. See “Risk Factors.”

We develop and publish products for all major platforms and plan to release games on each new platform at or near the launch of these platforms. We anticipate an expanding market for interactive entertainment software, as more powerful computing capabilities, increasingly realistic graphics, backwards compatibility of software, broadband connectivity, greater online functionality and expanded artificial intelligence capabilities of the new platforms create new consumer awareness and demand for this compelling entertainment medium.

The Entertainment Software Rating Board (“ESRB”), through its ratings system, requires game publishers to provide consumers with information relating to graphic violence, profanity or sexually

Back to Index

explicit material contained in software titles. Consumer advocacy groups have opposed sales of interactive entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns, and various governmental bodies have proposed regulation aimed at our industry to prohibit the sale of software containing such material to minors. Additionally, retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material that they deem inappropriate for their businesses. Many of our Rockstar titles have received an “M” rating (age 17 and over). If retailers decline to sell our “M” rated products or if our “M” rated products are re-rated “AO” (age 18 and over), we might be required to significantly change or discontinue particular titles, which in the case of our best selling Grand Theft Auto titles could seriously hurt our business. See “Risk Factors.”

Fiscal 2005 Product Launches

We publish products in the action, racing, strategy, sports and simulation genres. During fiscal 2005, we published 14 new internally developed titles and 28 new titles developed by third parties. Of these titles, 3 internally developed titles each sold more than one million units across all platforms, and 3 internally developed and 2 externally developed titles each sold more than 500,000 units across all platforms.

In fiscal 2005, Grand Theft Auto products accounted for approximately 38.1% of our revenues, with Grand Theft Auto: San Andreas for the PlayStation 2, Xbox and PC accounting for 25.6%, 4.1% and 2.2%, respectively, of our revenues, and Grand Theft Auto: Liberty City Stories for the PSP accounting for 3.0% of our revenues. Midnight Club 3: DUB Edition for the PlayStation 2, Xbox and PSP accounted for 4.4%, 2.2% and 1.6%, respectively, of our revenues for fiscal 2005, and The Warriors for the PlayStation 2 and Xbox accounted for 2.1% and 1.0%, respectively, of our revenues for the year. No other product accounted for more than 10% of our revenues for the year.

Our frontline products generally sell at retail prices ranging from $39.99 to $59.99 in North America. Products that are designated Sony’s Greatest Hits and Microsoft’s Platinum Hits sell for $19.99. We currently offer our sports titles at retail prices ranging from $14.99 to $59.99, and we position our value-priced product offerings at a retail price of $9.99. We include online capability features in certain of our PC, PlayStation 2, Xbox and Xbox 360 titles, which permits users to play against one another on the Internet. Internet game play is hosted by third-party companies.

The following are certain of our products released in fiscal 2005:

Title	Platform	Release Date

Grand Theft Auto: Liberty City Stories	PSP	October 2005

Vietcong 2	PC	October 2005

Codename Kids Next Door: Operation V.I.D.E.O.G.A.M.E.	PS2; Xbox; GC	October 2005

Sid Meier’s Civilization IV	PC	October 2005

Shattered Union	Xbox; PC	October 2005

World Poker Tour® Video Game	PS2; Xbox; GBA	October 2005

The Warriors	PS2; Xbox	October 2005

Grand Theft Auto: San Andreas – Special Edition	PS2	October 2005

Dora the Explorer: Journey to the Purple Planet	PS2; GameCube	October 2005

Serious Sam II	Xbox; PC	October 2005

Back to Index

Grand Theft Auto: The Trilogy	Xbox	October 2005

Zathura	PS2; Xbox	October 2005

Conflict: Global Terror	PS2; Xbox; PC	October 2005

Major League Baseball 2K5: World Series Edition	PS2; Xbox	October 2005

Top Spin	PS2	September 2005

NBA 2K6	PS2; Xbox	September 2005

NHL 2K6	PS2; Xbox	September 2005

Sid Meier’s Pirates!	Xbox	July 2005

Charlie and the Chocolate Factory	PS2; Xbox; GBA; PC; GameCube	July 2005

Grand Theft Auto: San Andreas	Xbox; PC	June 2005

Midnight Club 3: DUB Edition	PSP	June 2005

Midnight Club 3: DUB Edition	PS2; Xbox	April 2005

Stronghold 2	PC	April 2005

Close Combat: First to Fight	Xbox; PC	April 2005

Ford Racing 3	PS2; Xbox; PC	March 2005

Major League Baseball 2K5	PS2; Xbox	February 2005

ESPN: College Hoops 2K5	PS2; Xbox	November 2004

Codename Kids Next Door: Operation S.O.D.A	GBA	November 2004

Publishing Labels

We conduct publishing operations through our Rockstar Games, 2K Games, 2K Sports and Global Star Software labels.

Rockstar Games. Our Rockstar label continues to focus on the creation of premium priced, groundbreaking entertainment. We believe that Rockstar’s Grand Theft Auto product franchise is a uniquely original popular culture phenomenon. Rockstar released Grand Theft Auto: San Andreas for the Xbox and PC in fiscal 2005 after its debut on the PlayStation 2 in October 2004. Also in fiscal 2005, Rockstar released Midnight Club 3: DUB Edition for the PlayStation 2, Xbox and the PSP, Grand Theft Auto: Liberty City Stories for the PSP and The Warriors, based on the Paramount feature film, for the PlayStation 2 and Xbox.

For fiscal 2006, Rockstar currently anticipates that it will release Grand Theft Auto: Liberty City Stories for a current generation console platform, Bully on the PlayStation 2 and Xbox, a title based on a new brand for the Xbox 360, two new titles for the PSP, including one based on the Grand Theft Auto franchise, and a sequel of a Rockstar brand.

2K Games and 2K Sports. We established our 2K Games and 2K Sports publishing labels in fiscal 2005. Our 2K publishing labels released 20 titles across multiple platforms in fiscal 2005, including Major League Baseball 2K5, NBA 2K6, NHL 2K6, Top Spin, World Poker Tour and other sports titles across various platforms, Sid Meier’s Pirates! for Xbox, Sid Meier’s Civilization IV for PC, Call of Cthulhu: Dark Corners of the Earth™ for Xbox and Conflict: Global Terror on multiple platforms.

Back to Index

In November 2005, 2K Sports released Amped 3, NHL 2K6 and NBA 2K6 for the Xbox 360 and College Hoops 2K6 for the PlayStation 2 and Xbox.

For fiscal 2006, 2K Games and 2K Sports currently anticipate that they will release more than 16 titles across multiple platforms, including The Elder Scrolls IV: Oblivion for PC and Xbox 360, Major League Baseball 2K6 on multiple platforms, Top Spin 2 for the Xbox 360, Game Boy Advance and Nintendo DS, The Da Vinci Code on multiple platforms, 24: The Game for PlayStation 2, Torino 2006™ – The Official Video Game of the XX Olympic Winter Games for PC, PlayStation 2 and Xbox, and Prey for PC and Xbox 360, as well as sequels to 2K Sports’ sports titles across multiple platforms.

Global Star Software. Global Star is focusing on titles for video game consoles, handheld platforms and the PC primarily based on licensed and children’s properties. In fiscal 2005, Global Star released 18 titles, including Charlie and the Chocolate Factory on multiple platforms in conjunction with the theatrical release of the feature film, video games based on the popular children’s cartoon series, Dora the Explorer for handheld and console platforms, and Codename Kids Next Door: Operation V.I.D.E.O.G.A.M.E. based on The Cartoon Network hit series for multiple platforms.

For fiscal 2006, Global Star plans to continue to concentrate on the growing market for video games incorporating popular licensed and children’s entertainment properties.

Software Content and Licensing

We have established a portfolio of successful proprietary software content. We own all of the intellectual property rights associated with the following brands: Grand Theft Auto; Midnight Club; Civilization; Manhunt; Red Dead Revolver; Max Payne; Smuggler’s Run; Oni; Myth; Spec Ops; Top Spin; Amped; Links; Railroad Tycoon; Tropico; Army Men; School Tycoon and Xcom. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential.

In fiscal 2005, we acquired rights to popular entertainment properties and sports licenses, including long-term, exclusive licensing relationships with Major League Baseball Properties (MLBP), the Major League Baseball Players Association (MLBPA) and Major League Baseball Advanced Media (MLBAM); long-term licensing relationships with the National Basketball Association (NBA) and National Hockey League (NHL); and entered into an exclusive worldwide agreement with Sony Pictures to publish and distribute a video game based on “The Da Vinci Code” feature film. Our agreements with licensors grant us intellectual property rights and require us to make significant advance license payments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities and Commitments.”

We expect to continue to actively pursue selective acquisitions of property rights that we believe will enhance our growth prospects.

Software Development

Rockstar. We develop most of our frontline software titles for our Rockstar label through our internal development studios: Rockstar North, the developer of Grand Theft Auto and Manhunt; Rockstar San Diego, the developer of Midnight Club, Smuggler’s Run and Red Dead Revolver; Rockstar Toronto, the developer of The Warriors as well as the PlayStation 2versions of Max Payne; Rockstar Vancouver, the developer of Bully; Rockstar Vienna, the developer of the Xbox versions of Max Payne; and Rockstar Leeds, the developer of the PSP titles Grand Theft Auto: Liberty City Stories and Midnight Club 3: DUB Edition.

2K Games. While many of our 2K Games titles are developed by third-party developers, we also develop software titles for our 2K Games label through our internal development studios:PopTop Software, the developer of Railroad Tycoon 2 and 3, Tropico and Shattered Union; Frog City, the developer of Tropico 2: Pirate Cove; Irrational Studios, the developer of the third-party titles, System Shock 2, SWAT 4 and Freedom Force; and Firaxis, the developer of Sid Meier’s Pirates! and Civilization.

Back to Index

2K Sports. In fiscal 2005, 2K Sports significantly expanded its internal development capabilities through the acquisition of Visual Concepts and Kush Games, the developers of the Major League Baseball 2K series, NBA 2K series, NHL 2K series and College Hoops 2K series; and Gaia, the current developer of the Top Spin series. These new studios, together with Indie, the developer of the Amped series and Links, and Venom Games, the developer of boxing games, Rocky and Rocky: Legends, develop most of our sports titles.

Global Star. While the majority of our Global Star titles are developed by third-party developers, we also develop software titles for our Global Star label through our internal development studio Cat Daddy Games, the developer of Splat Magazine Renegade Paintball and Mall Tycoon 3.

We believe the combination of our newly acquired development studios with our existing teams will continue to result in the development of innovative and creative games with mass market appeal.

Research & Development. As of October 31, 2005, we had a research and development staff of 1,140 employees with the technical capabilities to develop and localize software titles for all major hardware platforms and the PC in all major territories. Localization entails translating game text into foreign languages and making other changes appropriate to the territory.

For fiscal 2005, 2004 and 2003, research and development expenses relating to our software titles were $73.2 million, $43.3 million and $25.1 million, respectively. Additionally, for these years, we capitalized software development costs of $60.3 million, $26.0 million and $15.9 million, respectively.

External Product Development. Certain of our titles are developed by third parties. Agreements with developers generally give us exclusive publishing and marketing rights and require us to make advance royalty payments, pay royalties based on product sales and satisfy other conditions. Royalty advances for software titles are recoupable against royalties otherwise due to developers.

Our agreements with developers generally provide us with the right to monitor development efforts and to cease making advance payments if specified development milestones are not satisfied. We monitor the level of advances in light of expected sales for the related titles and write off unrecoverable advances to cost of sales in the period in which we determine the advance will not be fully recovered. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities and Commitments.”

The development cycle for new console, handheld and PC titles ranges from twelve to thirty-six months. After initial development of a product, it may take between nine to twelve months to develop the product for other hardware platforms. The cost to develop a frontline product generally ranges from $5 million to $20 million. We expect that development costs will continue to increase for next-generation platforms.

Arrangements with Platform Manufacturers

We have entered into license agreements with Sony, Microsoft and Nintendo to develop and publish software in North America and Europe for the PlayStation, PlayStation 2, PSP, Xbox, Xbox 360, Game Boy Advance and GameCube. We are not required to obtain any licenses to develop titles for the PC.

Sony. In May 2000, we entered into a Licensed Publisher Agreement with Sony Computer Entertainment America, Inc. Under the terms of the agreement, Sony granted us the right and license to develop, market, publish and distribute software titles for the PlayStation 2 in North America. The agreement requires us to submit products to Sony for its approval. The agreement provides for Sony to be the exclusive manufacturer of our products for the PlayStation 2 and for us to pay royalties to Sony based on the number of units manufactured.

The agreement with Sony is automatically renewable for successive one-year terms, unless terminated by Sony in the event of a breach by us or our bankruptcy or insolvency. Sony may also terminate the agreement on a title-by-title basis. Upon expiration or termination of this agreement, we have certain

Back to Index

rights to sell off existing inventories. We also entered into a similar agreement with Sony for the PlayStation 2 covering European territories and Australia.

In September 2004, we entered into a three-year agreement with Sony pursuant to which Sony granted us the right and license to develop, market, publish and distribute software titles for the PSP in North America. We also signed a similar agreement with Sony for the PSP covering European territories and Australia. We entered into a four-year Licensed Publisher Agreement with Sony in April 2004 under which Sony granted us the right and license to develop, market, publish and distribute software titles for the PlayStation in North America. We also entered into a similar agreement with Sony for PlayStation covering European territories and Australia.

Microsoft. Under a Publisher License Agreement dated December 2000, as amended, Microsoft granted us the right and license to develop, market, publish and distribute software titles for Microsoft’s Xbox in territories to be determined on a title-by-title basis. The agreement requires us to submit products to Microsoft for its approval and for us to make royalty payments to Microsoft based on the number of units manufactured. Products for the Xbox must be manufactured by pre-approved manufacturers. The agreement may be terminated by either party in the event of a material breach and expires in November 2007. The agreement is automatically renewable for a single renewal term of one year, unless either party gives the other party prior notice of non-renewal. Microsoft also has the right to terminate on a title-by-title basis. Upon expiration or termination of the agreement, we have certain rights to sell off existing inventories.

In November 2005, we entered into a Publisher License Agreement with Microsoft whereby Microsoft granted us the right and license to develop, market, publish and distribute software titles for Microsoft’s Xbox 360 in territories to be determined on a title-by-title basis. The Agreement is similar in terms to the December 2000 agreement and expires three years from November 22, 2005, the date the Xbox 360 was commercially released by Microsoft in the United States. The agreement is automatically renewable for successive one-year terms, unless either party gives the other party prior notice of non-renewal.

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

Sales and Marketing

We sell software titles to retail outlets in North America and Europe through direct relationships with large retail customers and third-party distributors. Our customers in North America include Best Buy, Blockbuster, Circuit City, GameStop, Target, Toys “R” Us, Wal-Mart and other leading mass merchandisers; video, electronic and toy stores; national and regional drug stores; supermarket and discount store chains; and specialty retailers. Our European customers include Carrefour, Dixons, Karstadt, and Media Saturn. We have sales and marketing operations in Australia, Austria, Canada, France, Germany, The Netherlands, Italy, New Zealand, Spain, Japan and the United Kingdom.

Sales to our five largest customers in fiscal 2005 accounted for approximately 40.7% of our revenues, with Wal-Mart accounting for 14.9% of our revenues. No other customer accounted for more than 10% of our revenues for this year.

Back to Index

Our marketing and promotional efforts are intended to maximize exposure and broaden distribution of our titles, promote brand name recognition, assist retailers and properly position, package and merchandise our titles. We market titles by implementing public relations campaigns, using print and online advertising, television, radio spots and outdoor advertising. We incurred selling and marketing costs of $157.7 million in fiscal 2005. We label and market our products in strict accordance with ESRB principles and guidelines.

We continue to actively pursue relationships with participants in the music and entertainment industries. We believe that the shared demographics between various media and some of the software titles marketed by our publishing labels provide excellent cross-promotional opportunities. We continue to work with popular recording artists to create sophisticated game soundtracks, have entered into agreements to license high-profile names and likenesses, and have arrangements for co-branding opportunities.

To date, Max Payne, Midnight Club, Midnight Club 2, Conflict: Desert Storm, Smuggler’s Run, Grand Theft Auto 3, Grand Theft Auto: Vice City, Grand Theft Auto Double Pack, Manhunt, Red Dead Revolver and State of Emergency have been designated Sony’s Greatest Hits Program titles. Max Payne, Midnight Club 2, Red Dead Revolver and Conflict: Desert Storm have been designated Microsoft’s Platinum Hits Program titles. To qualify for these programs under our agreements with hardware manufacturers, our products had to satisfy certain shelf life and sales requirements. In connection with these programs, we receive manufacturing discounts from Sony and Microsoft. Nintendo has also established a Player’s Choice Program for the Nintendo GameCube.

We seek to stimulate continued sales and maximize profit potential by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price concessions may occur at any time in a product’s life cycle, but typically occur six to nine months after a product’s initial launch. In fiscal 2005 and 2004, price concessions to retailers amounted to $30.4 million and $52.8 million, respectively, and are often related to products designated as a Greatest or Platinum Hits Program title offered by Sony and Microsoft. In certain international markets, we provide volume rebates to stimulate continued product sales.

We also employ various other marketing methods designed to promote consumer awareness, including in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, as well as attendance at trade shows. We employ separate sales forces for our publishing and distribution operations. As of October 31, 2005, we had a sales and marketing staff of 238 persons.

Distribution

We distribute our own titles as well as third-party software, hardware and accessories in North America through our Jack of All Games subsidiary. We distribute three major categories of third-party console and handheld products, consisting principally of newly released and popular software titles, budget and catalog software titles, and hardware.

We procure products from suppliers principally using standard purchase orders based on our assessment of market demand, as well as pre-orders from retailers. We periodically enter into agreements with our suppliers that provide exclusive distribution rights to certain products. We carry inventory quantities that we believe are necessary to provide rapid response to retailer orders. We utilize electronic data interchange with many of our retailers to enhance the efficiency of placing and shipping orders and receiving payments.

Our Jack of All Games subsidiary maintains warehouse facilities and sales offices in Ohio and Toronto, Canada. Products arrive at our warehouses to be picked, packed and shipped to customers. We generally ship products by common carrier. Backlog is not material to our business as we generally ship products within seven days of receipt of orders.

Jack of All Games seeks to capitalize on the growing installed base of hardware and the proliferation of software titles and outlets to purchase software. It has established a strong presence in the budget segment of the business due to its expanding portfolio of value-priced products and its expertise in

Back to Index

selling these titles. Jack of All Games continues to leverage this strategy by serving as the distributor of our value-priced publishing products.

Manufacturing

Sony and Nintendo are the sole manufacturers of software products sold for use on their respective hardware platforms. We begin the manufacturing process for our published titles by placing a purchase order for the manufacture of our products with Sony or Nintendo and utilizing our line of credit with the manufacturer. We then send software code and a prototype of the product to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs for approval, defect testing and manufacture. Games manufactured by Sony and Nintendo are generally shipped within two weeks of receipt of our manufacturing order. The same procedure applies to games for the Xbox and Xbox 360, although Xbox and Xbox 360 games must be manufactured by manufacturers pre-approved by Microsoft.

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

We also compete with domestic companies such as Electronic Arts, Activision, THQ, Midway Games and Atari and international companies such as SEGA, Vivendi, Ubi Soft, SCi Entertainment, Capcom, Konami and Namco. As our business is driven by hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel and other resources than we do, and are able to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties. Competition in the entertainment software industry is based on product quality and features, brand name recognition, access to distribution channels, effectiveness of marketing and price.

Retailers have limited shelf space and promotional resources, and competition is intense among an increasing number of newly introduced entertainment software titles and hardware for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures to maintain current sales levels of our titles. Competitors with more extensive lines and popular titles may have greater bargaining power with retailers. Accordingly, we may not be able to achieve the levels of support and shelf space that such competitors receive. Similarly, as competition for popular properties increases, our cost of acquiring licenses for such properties is likely to increase, possibly resulting in reduced margins. Prolonged price competition, increased licensing costs or reduced operating margins would cause our profits to decrease significantly.

Competition for our titles is influenced by the timing of competitive product releases and the similarity of such products to our titles and may result in loss of shelf space or a reduction in sell-through of our

Back to Index

titles at retail stores. Our titles also compete with other forms of entertainment such as motion pictures, television and audio and video products featuring similar themes, online computer programs and other forms of entertainment which may be less expensive or provide other advantages to consumers.

In our distribution business, we compete with large national companies as well as smaller regional distributors. We also compete with the efforts of the major entertainment software companies that distribute directly to retailers or over the Internet. Some of our competitors have greater financial, technical, personnel and other resources than we do, and are able to carry larger inventories, adopt more aggressive pricing policies, and provide more comprehensive product selection than we can.

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

Interactive entertainment software is susceptible to piracy and unauthorized copying. Unauthorized third parties may be able to copy or to reverse engineer our titles to obtain and use programming or production techniques that we regard as proprietary. Well organized piracy operations have proliferated in recent years resulting in the ability to download pirated copies of software over the Internet. Although we attempt to incorporate protective measures into our software, piracy of our products could negatively impact our future profitability.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net revenues. For fiscal 2005, 2004 and 2003, sales in international markets accounted for approximately 32.0%, 27.5% and 27.9%, respectively, of our net revenues. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. See Note 20 to Consolidated Financial Statements.

Employees

As of October 31, 2005, we had 2,002 full-time employees. None of our employees is subject to a collective bargaining agreement. We consider our relations with employees to be good.

Back to Index

Item 1A.	Risk Factors

We anticipate that we will incur a net loss for the quarter ending January 31, 2006, and we may incur future net losses.

Although we have achieved increasing levels of revenue and have generated profits in each of our last three fiscal years, we anticipate that we will incur a net loss for the quarter ending January 31, 2006 primarily as a result of a weak retail environment during the holiday season. We expect to incur increased levels of expenses associated with significant product development and licensing commitments over the next year in connection with the diversification of our product offerings. We may not generate sufficient levels of revenues to offset these increased costs, and we may incur losses in future periods. Continued losses could adversely affect the price of our common stock.

The market for our titles is characterized by short product life cycles. Delays in product releases or disruptions following the commercial release of our products may have a material adverse effect on our operating results.

The market for our titles is characterized by short product life cycles and frequent introductions of new products. New products may not achieve significant market acceptance or generate sufficient sales to permit us to recover development, manufacturing and marketing costs associated with these products. The life cycle of a title generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because revenues associated with an initial product launch generally constitute a high percentage of the total revenues associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our operating results and cause our operating results to be materially different from expectations. We have experienced delays in product releases and in fiscal 2005 our revenues were negatively impacted by product returns due to the re-rating by the ESRB of Grand Theft Auto: San Andreas from “M” (age 17 and older) to “AO” (age 18 and older). Such delays and disruptions may occur in the future. In addition, if we release a limited number of new products during any period, the failure of one or more of such products to achieve market acceptance could result in lower than anticipated revenues and significant operating losses.

Rapidly changing technology and hardware cycles could adversely affect our operations and our ability to forecast our operating results.

The interactive entertainment industry is cyclical and is associated with rapidly changing technology. Microsoft introduced its next generation hardware platform into the marketplace in November 2005, and we expect that Sony and Nintendo will introduce their respective next generation hardware platforms in 2006. As a result, we anticipate that as these newer and more advanced hardware platforms achieve market acceptance, consumer demand for software for older platforms will decline. During the transition to next generation platforms, we expect to continue to devote significant development resources on products designed for current generation platforms, including Sony’s PlayStation 2 and Microsoft’s Xbox. Consumers may elect to defer purchases of game software for these platforms until newer platforms become available. If consumer demand for these platforms declines generally or as a result of a next generation platform transition or if we are required to reduce prices for our current generation titles sooner than anticipated, we may experience lower than expected sales or losses from products designed for older platforms.

During the transition to next generation platforms, we also expect to devote significant development resources on products designed for next generation hardware platforms, initially for the Xbox 360 video game and entertainment system from Microsoft. Our ultimate success will depend on our ability to accurately predict which platforms will achieve widespread consumer acceptance. The time, resources and costs associated with the development of next generation software have increased substantially, which increases our risk of loss in the event that new platforms do not achieve commercial success. It is difficult to anticipate hardware development cycles, and we have made and will continue to make both internal and external software development commitments and product investment decisions well in advance of the introduction of new hardware platforms, resulting in cash outflows without corresponding revenues. If new hardware platforms are delayed or do not achieve

Back to Index

consumer acceptance, we may be unable to recover our investments and our business and operating results could be materially adversely affected. Furthermore, during such transition, our operating results may become more volatile and more difficult to predict, which could cause wide fluctuations in our stock price.

A number of software publishers who compete with us have developed and commercialized or are currently developing online games for use by consumers over the Internet. Future increased consumer acceptance and increases in the availability of online games or technological advances in online game software or the Internet could result in a decline in platform-based software and negatively impact sales of our products. Direct sales of software over the Internet by competitors could materially adversely affect our distribution business.

A substantial portion of our revenues is derived from a limited number of titles, and we must continue to publish “hit” titles in order to succeed.

Grand Theft Auto and certain of our other titles are “hit” products and have historically accounted for a substantial portion of our revenues. For the year ended October 31, 2005, our ten best selling titles accounted for approximately 48.2% of our revenues, with Grand Theft Auto: San Andreas for the PlayStation 2 accounting for 25.6% of our revenues; Midnight Club 3: DUB Edition for the PlayStation 2 accounting for 4.4% of our revenues; Grand Theft Auto: San Andreas for Xbox accounting for 4.1% of our revenues; and Grand Theft Auto: Liberty City Stories for the PSP accounting for 3.0% of our revenues. For the year ended October 31, 2004, our ten best selling titles accounted for approximately 46.3% of our revenues, with Grand Theft Auto: San Andreas for the PlayStation 2 accounting for 20.9% of our revenues; Grand Theft Auto Double Pack for the Xbox accounting for 5.7% of our revenues; Grand Theft Auto: Vice City for the PlayStation 2 accounting for 3.6% of our revenues; and Max Payne 2: The Fall of Max Payne for the PlayStation 2 accounting for 3.2% of our revenues. For the year ended October 31, 2003, our ten best selling titles accounted for approximately 50.6% of our revenues, with Grand Theft Auto: Vice City for the PlayStation 2 and PCaccounting for 36.2% of our revenues. If we fail to continue to develop and sell new commercially successful “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles, our revenues and profits may decrease substantially and we may incur losses.

We are dependent on our management and other key personnel for our success. If we fail to retain creative and product development personnel, our business could be seriously harmed.

We rely on our management and other key personnel for the successful operation of our business. In particular, we are highly dependent on the expertise, skills and knowledge of certain of our Rockstar employees responsible for content creation and development of Grand Theft Auto and other titles. We have reached an agreement in principle with respect to mutually satisfactory incentive compensation arrangements to retain these individuals for a three-year period, subject to the execution of a definitive agreement. The compensation arrangements could result in increased expenses and have a negative impact on our operating results. If we are unable to enter into a definitive agreement to continue to retain these individuals, or if one or more of these individuals otherwise leave the company, we may lose additional personnel, experience material interruptions in product development and delays in bringing products to market (including delays to our previously announced product release schedule), which could have a material adverse effect on our operating results. Additionally, failure to continue to attract and retain qualified management personnel could adversely affect our business and prospects.

Our efforts to diversify our product offerings and expand into the market for sports and other licensed titles may not be successful. Our significant investments in licenses for sports titles may not result in profitable operations.

We have recently diversified our product offerings by capitalizing on significant growth opportunities in the market for sports and other licensed action and strategy titles. Our success in this market will depend in part on our ability to attract licensors with popular properties and to enter into favorable arrangements with these licensors, including licensors representing the major sports leagues and players’ associations. Competition for sports and other licensed properties is intense. If we are unable to continue to obtain and maintain licenses to popular properties, our revenue and profitability with respect to these products could decline dramatically. Competition for licenses has also increased advances and royalties payable to licensors, which currently represent substantial financial commitments on our behalf. We may be unable to continue to enter into favorable license agreements, for financial or other reasons, and despite our efforts to diversify our product offerings, we may be unable to achieve increased levels of revenues or profitability.

Back to Index

Our business is dependent on our ability to enter into favorable publishing and intellectual property licensing arrangements with third parties.

Our success depends on our ability to continually identify and develop new titles on a timely basis. We have entered into agreements with third parties to acquire the rights to publish and distribute interactive entertainment software as well as to use licensed intellectual properties in our titles. These agreements typically require us to make advance payments, pay royalties and satisfy other conditions. Our advance payments may not be sufficient to permit developers to develop new software successfully, which could result in material delays and significantly increase our costs to bring particular products to market. Software development costs, promotion and marketing expenses and royalties payable to software developers and third-party licensors have increased significantly in recent years and reduce potential profits derived from sales of our software. Future sales of our titles may not be sufficient to recover advances to software developers and licensors, and we may not have adequate financial and other resources to satisfy our contractual commitments, which are approximately $60.0 million for licensing and marketing and approximately $50.0 million for software development for the fiscal year ending October 31, 2006. If we fail to satisfy our obligations under agreements with third-party developers and licensors, the agreements may be terminated or modified in ways that may be burdensome to us, and materially adversely affect our operating results. Failure to commercialize products that require significant investments could result in corresponding charges to earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities and Commitments.”

We are subject to product development risks which could result in delays and additional costs, and we must adapt to changes in software technologies.

We rely on third-party software developers for the development of certain of our titles. Quality third-party developers are continually in high demand. Software developers who have developed titles for us in the past may not be available to develop software for us in the future. Due to the limited number of third-party software developers and the limited control that we exercise over them, these developers may not be able to complete titles for us on a timely basis or within acceptable quality standards, if at all. We depend on third-party software developers and our internal development studios to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles ranges from twelve to thirty-six months and is expected to increase in connection with the development of next generation software. After development of a product, it may take between nine to twelve additional months to develop the product for other hardware platforms. If developers experience financial difficulties, additional costs or unanticipated development delays, we will not be able to release titles according to our schedule and at budgeted costs.

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

We compete for both licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. Each of these competitors has the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for television spots. These companies may also increase their own software development efforts or focus on developing software products for third-party platforms. We also compete with domestic game publishers such as Electronic Arts, Activision, THQ, Midway Games and Atari and international publishers, such as SEGA, Vivendi, Ubi Soft, SCi Entertainment, Capcom, Konami and Namco. As our business is driven by hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel and other resources than we do and are able to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties. Our titles also compete with other forms of entertainment such as motion pictures, television and audio and video products featuring

Back to Index

similar themes, online computer programs and forms of entertainment which may be less expensive or provide other advantages to consumers.

Our distribution business also operates in a highly competitive environment. Competition is based primarily on breadth, availability and quality of product lines; price; terms and conditions of sale; credit terms and availability; speed and accuracy of delivery; and effectiveness of sales and marketing programs. Our competitors include regional, national and international distributors, as well as hardware manufacturers and software publishers. We may lose market share or be forced in the future to reduce our prices in response to our competitors. Our distribution business has been adversely affected by lower sales volume of software titles, a decrease in average selling prices of interactive entertainment products as our industry transitions to next generation technology and increased competition in the value software market.

Increased competition for limited shelf space and promotional support from retailers could affect the success of our business and require us to incur greater expenses to market our titles.

Retailers have limited shelf space and promotional resources, and competition is intense among an increasing number of newly introduced interactive entertainment software titles for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures to maintain desirable levels of sales of our titles. Competitors with more extensive lines and popular titles may have greater bargaining power with retailers. Accordingly, we may not be able to achieve the levels of promotional support and shelf space that such competitors receive.

A limited number of customers account for a significant portion of our sales. The loss of a principal customer could seriously hurt our business.

A substantial portion of our product sales are made to a limited number of customers, two of which have recently merged. Sales to our five largest customers accounted for approximately 40.7% and 38.9% of our net revenues, respectively, for the fiscal years ended October 31, 2005 and 2004. For the fiscal year ended October 31, 2005, sales of our products to Wal-Mart accounted for 14.9% of our net revenues. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being re-rated to “AO” (age 18 and over), could materially adversely affect our business and operating results. Bankruptcies or consolidations of certain large retail customers could seriously hurt our business.

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

Our sales are typically made on credit. We do not hold any collateral to secure payment by our customers. As a result, we are subject to credit risks, particularly in the event that any of our receivables represent sales to a limited number of retailers or are concentrated in foreign markets. Although we continually assess the creditworthiness of our customers, which are principally large, national retailers, if we are unable to collect our accounts receivable as they become due, it could adversely affect our financial condition and cash flow. From time to time we purchase insurance from financial institutions on our receivables, with certain limits, to help protect us from loss in the event of a customer’s bankruptcy or insolvency.

Back to Index

We are subject to the rating of our content by the Entertainment Software Rating Board. Failure to obtain “M” ratings for certain of our products could negatively impact our sales. We are also subject to a Federal Trade Commission inquiry, class action complaints and a certain civil complaint.

The Entertainment Software Rating Board, sometimes referred to as the ESRB, requires game publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and imposes significant penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for product sales in those countries. In some instances, we may be required to modify our products to comply with the requirements of rating systems, which could delay or disrupt the release of our products. Sales of certain of our titles have been prohibited in certain countries. Our software titles receive a rating of “E” (age 6 and older), “E10+” (age 10 and older), “T” (age 13 and over) or “M” (age 17 and over). Many of our Rockstar titles have received an “M” rating. We believe that we comply with rating systems and properly display the ratings and content descriptions received for our titles. Although game publishers have been able to modify content to satisfy ESRB ratings standards for “M” ratings, if we are unable to obtain “M” ratings as a result of changes in the ESRB’s ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected.

The ESRB requires publishers to conduct pertinent content audit certifications with respect to certain top selling titles, the objective of which is to assess what portion, if any, of the games on the market include undisclosed pertinent content on the disc that undermines the accuracy of the ESRB rating. This self audit procedure applies to certain current titles and may be applied to additional titles in the future. We are currently conducting a self audit in accordance with the ESRB’s requirements. It is possible that there may be content in our games that could be determined to be pertinent content that causes a change to our current ESRB rating. In such event, we may be required to record a reserve for anticipated product returns and inventory obsolescence which could expose us to additional litigation, administrative fines and penalties and other potential liabilities, and could adversely affect our operating results.

In July 2005, we were notified that the staff of the Federal Trade Commission’s Division of Advertising Practices is conducting an inquiry into advertising claims made for Grand Theft Auto: San Andreas following the re-rating of the title by the ESRB from an “M” rating to an “AO” rating (18 and over). This title was re-rated after an unauthorized third-party made certain content accessible that was not intended by us to be accessible in the playable version of the title. We have also received requests for documents and information relating to such title from certain states, and we are subject to class action complaints alleging consumer deception, false advertising and common law fraud and an action brought by the City Attorney of Los Angeles. We cannot predict the outcome of these pending matters, which could result in the imposition of significant fines and penalties and judgments. Additionally, we have incurred and may continue to incur significant legal and other professional fees and expenses in connection with pending regulatory matters and litigation, and these matters have also diverted management’s attention from our business. See “Legal Proceedings.”

Our business and products are subject to increasing potential legislation. The adoption of such proposed legislation could limit the retail market for our products.

Several proposals have been made for federal legislation to regulate our industry, including a bill, referred to as The Family Entertainment Protection Act, which was recently introduced into the Senate. Such bill proposes to prohibit the sale of “M” rated, “AO” rated and “Rating Pending” products to under-17 audiences. If the bill is adopted into law, it may limit the potential market for our “M” rated products, and adversely affect our operating results. Several proposals have also been made by state legislators (including in California, Michigan and Illinois) to regulate the sale of interactive entertainment software products containing violent or sexually explicit material by prohibiting the sale of such products to under 17 or 18 audiences and proposing penalties for noncompliance. While such legislation has been successfully enjoined by industry and retail groups, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for our “M” rated titles.

Content policies adopted by retailers, consumer opposition and litigation could negatively impact sales of our products.

Retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material that they deem inappropriate for their businesses. If retailers decline to sell our “M” rated products or products containing graphic violence or sexually explicit material generally, or if our “M” rated products are re-rated “AO,” we might be required to significantly change or discontinue particular titles, which in the case of our best selling Grand Theft Auto titles could seriously hurt our business. Consumer advocacy groups have opposed sales of interactive entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. Additionally, although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have been unsuccessful in the courts, claims of this kind have been asserted against us from time to time. See “Legal Proceedings.”

Back to Index

We cannot publish our console titles without the approval of hardware licensors who are also our competitors.

We are required to obtain a license from Sony, Microsoft and Nintendo, who are also our competitors, to develop and publish titles for their respective hardware platforms. Our existing platform licenses require that we obtain approval for the publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms, and our ability to manage the timing of the release of these titles and, accordingly, our net revenues from titles for these hardware platforms, may be limited. If any licensor chooses not to renew or extend our license agreement at the end of its current term, or if the licensor were to terminate our license for any reason, we would be unable to publish additional titles for that licensor’s platform. Termination of any such agreements could seriously hurt our business and prospects.

Microsoft released its next generation hardware platform into the marketplace in November 2005, and we expect that each of Sony and Nintendo will introduce their respective next generation platforms into the marketplace in 2006. In order to publish products for a new platform, we will be required to enter into a license agreement in advance of a platform’s commercial introduction, which gives the platform licensor the opportunity to set our fee structure. Certain platform licensors have retained the right to change fee structures for online game play, and each licensor’s ability to set royalty rates makes it difficult for us to forecast our costs. Increased costs could negatively impact our operating margins. We may be unable to enter into license agreements for certain next generation platforms on satisfactory terms or at all. Failure to enter into any such agreement could also seriously hurt our business.

Sony and Nintendo are the sole manufacturers of the titles we publish under license from them. Games for the Xbox and Xbox 360 must be manufactured by manufacturers pre-approved by Microsoft. Each of these manufacturers also publishes software for its own platforms and manufactures titles for all of its other licensees and may choose to give priority to its own titles or those of other publishers if it has insufficient manufacturing capacity or if there is increased demand for its or other publishers’ products. In addition, these manufacturers may not have sufficient production capacity to satisfy our scheduling requirements during any period of sustained demand. If manufacturers do not supply us with finished titles on favorable terms without delays, our operations would be materially interrupted, and we would be unable to obtain sufficient amounts of our product to sell to our customers. If we cannot obtain sufficient product supplies, our net revenues will decline and we could incur losses.

Our quarterly operating results are highly seasonal and may fluctuate significantly, which could cause our stock price to decline.

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

We have expanded through internal growth and acquisitions, which has placed and may continue to place a significant strain on our management, administrative, operational, financial and other resources. We have expanded our publishing operations, significantly increased our advances to licensors and developers and manufacturing expenditures and enlarged our work force. To successfully manage this growth, we must continue to implement and improve our operating systems as well as hire, train and manage a substantial and increasing number of management, technical, marketing, administrative and other personnel. We may be unable to effectively manage our expanding and geographically dispersed operations.

Back to Index

We have acquired rights to various properties and businesses, and we intend to continue to pursue opportunities by making selective acquisitions consistent with our business strategy. We may be unable to successfully integrate new personnel, properties or businesses into our operations. If we are unable to successfully integrate personnel, properties or businesses into our operations, we may incur significant charges.

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

We develop proprietary software and have obtained the rights to publish and distribute software developed by third parties. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Our software is susceptible to piracy and unauthorized copying. Unauthorized third parties may be able to copy or to reverse engineer our software to obtain and use programming or production techniques that we regard as proprietary. Well organized piracy operations have also proliferated in recent years resulting in the ability to download pirated copies of our software over the Internet. Although we attempt to incorporate protective measures into our software, piracy of our products could negatively impact our future profitability.

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

Back to Index

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

Our distribution business is dependent on suppliers to maintain an adequate supply of products to fulfil customer orders on a timely basis.

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

The interactive entertainment software and hardware industry is characterized by the introduction of new and enhanced generations of products and evolving industry standards. These changes may cause inventory to decline substantially in value over time or to become obsolete. We are exposed to inventory risk in our distribution business to the extent that supplier price concessions are not available to us on all products or quantities. In addition, suppliers may become insolvent and unable to fulfil price concession obligations.

We are subject to risks and uncertainties of international trade, including fluctuations in the values of local foreign currencies against the dollar.

Sales in international markets, primarily in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net revenues. Sales in international markets accounted for approximately 32.0% and 27.5%, respectively, of our net revenues for fiscal 2005 and 2004. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our results of operations could be adversely affected by unfavorable foreign currency fluctuations.

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

Back to Index

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Back to Index

Item 2.	Properties

Our principal executive offices are located at 622 Broadway, New York, New York in approximately 48,000 square feet of space under a ten-year lease, which provides for annual rent of approximately $1,533,000. We also sublease an additional 16,000 square feet at this location for an annual rent of approximately $368,000.

Take-Two Interactive Software Europe leases 12,500 square feet of office space in Windsor, United Kingdom. The lease provides for a current annual rent of approximately $635,000 plus taxes and utilities, and expires in 2011. Rockstar North currently leases 40,000 square feet of office space in Edinburgh, Scotland, at an annual rent of approximately $1,816,000. The lease expires in 2014.

2K Games leases approximately 14,000 square feet of office space in New York, New York under five and eight-year leases, which provide for annual rent of approximately $553,000. In January 2006, a fire in a lower floor of this building caused significant damage to these offices and we have temporarily relocated all of the employees based in these offices, consisting primarily of marketing and administrative personnel, and to a limited extent, product testing personnel. While we are still determining the overall financial and operational impact of the fire, we do not expect any significant effect on our business.

Effective September 2004, Jack of All Games entered into a lease for 400,000 square feet of new office and warehouse space in Cincinnati, Ohio. The lease provides for annual rent of approximately $1,015,000, plus taxes and insurance, and expires in September 2014. Jack of All Games is currently transitioning operations from its former warehouse to this new facility and expects the transition to be completed by January 2006. As of October 31, 2005, there are aggregate lease obligations of $660,000 through June 2006 related to the former warehouse.

In addition, our other subsidiaries lease office space in Sydney and Braddon, Australia; Vienna, Austria; Ontario, Toronto and Vancouver, Canada; Paris, France; Munich, Germany; Breda, Netherlands; Madrid, Spain; Geneva, Switzerland; Milan, Italy; Auckland, New Zealand; London, Lincoln, Leighton Buzzard, Newcastle-upon-Tyne and Leeds, UK; Hong Kong, China; San Diego, San Francisco, Los Angeles, Camarillo, San Rafael and West Village, California; Baltimore and Hunt Valley, Maryland; Quincy, Massachusetts; Fenton, Missouri; Austin, Texas; Salt Lake City, Utah; and Bellevue, Washington; for an aggregate annual rent of approximately $8,294,000.

Item 3.	Legal Proceedings

Following the re-rating of Grand Theft Auto: San Andreas by the ESRB from a Mature 17+ “M” rating to an Adults Only 18+ “AO” rating in July 2005, we were notified by the staff of the Federal Trade Commission’s (“FTC”) Division of Advertising Practices that it is conducting an inquiry into advertising claims made for the title and whether we engaged in unfair or deceptive acts or practices in violation of section 5 of the Federal Trade Commission Act, 15 U.S.C., Section 45. We are cooperating with the FTC inquiry and believe that we acted in accordance with all applicable laws and regulations.

In January 2006, the City Attorney for the City of Los Angeles filed a complaint against the company and its subsidiary, Rockstar Games, in the Superior Court of the State of California. The complaint alleges that the company and Rockstar violated sections of the California Business and Professions Code prohibiting untrue and misleading statements and unfair competition and that the company and Rockstar were unjustly enriched as a result of the alleged failure to disclose that Grand Theft Auto: San Andreas contained “hidden” content which should have resulted in the game receiving an Adults Only (“AO”) rating from the ESRB rather than a Mature (“M”) rating. The complaint also alleges that we made misleading statements as to the origin of the “hidden” content. The complaint seeks injunctive relief, restitution for purchasers of the game and civil fines. We believe that the allegations in the City Attorney’s complaint are without merit, and intend to vigorously defend against these claims. We have also received requests for documents and information from the Attorneys General of the States of North Carolina and Connecticut relating to Grand Theft Auto: San Andreas.

In July 2005, we received three purported class action complaints against the company and Rockstar, two of which were filed in the United States District Court for the Southern District of New York (the “New York Actions”) and one of which was filed in the United States District Court, Eastern District of Pennsylvania (the “Pennsylvania Action”). On September 8, 2005, another similar complaint was filed in the Circuit Court for the Twentieth Judicial District, St. Clair County, Illinois (the “Illinois Action”). The plaintiffs, alleged purchasers of the Grand Theft Auto: San Andreas game, allege that the company and Rockstar engaged in consumer deception, false advertising and common law fraud and were unjustly enriched as a result of the alleged failure of the company and Rockstar to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving an “M” rating from the ESRB rather than an “AO” rating. The complaints seek unspecified damages, declarations of various violations of law and

Back to Index

litigation costs. The New York Actions and the Pennsylvania Action have been consolidated in the Southern District of New York under the caption In re Grand Theft Auto Video Game Consumer Litigation (05-CV-6734 (BSJ)). The Illinois Action has been removed to the United States District Court for the Southern District of Illinois, and the company has moved the Judicial Panel on Multidistrict Litigation for an order transferring the Illinois Action to the Southern District of New York for coordinated or consolidated proceedings with the actions pending in New York. We believe that these complaints are without merit and we intend to vigorously defend and seek dismissals of these actions.

In February 2005, the personal representatives of the Estates of Arnold Strickland and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against the company, Sony Computer of America, Wal-Mart, GameStop and Devin Moore alleging under Alabama’s manufacturers’ liability and wrongful death statutes that the company’s video games designed, manufactured, marketed and/or supplied to Mr. Moore resulted in “copycat violence” that caused the death of Messrs. Strickland and Mealer. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600 million. Wal-Mart and Sony Computer of America have tendered their defense and requested indemnification from the company, and the company has accepted such tender. The company’s motion to dismiss the action was denied and the company moved to have certain issues certified for an immediate interlocutory appeal before the Alabama Supreme Court. We believe that the complaint is without merit and we intend to vigorously defend and seek dismissal of this action.

We have been advised that a purported class action has been filed in the Southern District of New York on behalf of St. Clair Shore General Employees Retirement System and other similarly situated plaintiffs against the company and certain individuals alleging violations of the Securities Exchange Act regarding purported breaches of fiduciary duty and illegal insider trading. We have not been served in the action and not yet obtained or reviewed a copy of the complaint.

In January 2006, a proceeding was commenced in Delaware Chancery Court (Veek v. Take-Two Interactive Software, Inc.) seeking to compel the company to produce certain books and records pursuant to Section 220 of Delaware Corporation Law in connection with Grand Theft Auto: San Andreas.

We are involved in routine litigation in the ordinary course of business, which in management’s opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

Back to Index

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock has traded since September 23, 1998 on the NASDAQ National Market under the symbol “TTWO.” From April 14, 1997 to September 22, 1998, our common stock traded on the NASDAQ SmallCap Market. The following table sets forth, for the periods indicated, the range of the high and low sale prices for the common stock as reported by NASDAQ.

Dollars in thousands except share and per share amounts.

Year Ended October 31, 2004	High	Low

First Quarter	$27.27	$18.28
Second Quarter	25.00	17.93
Third Quarter	21.29	18.27
Fourth Quarter	23.70	20.27

Year Ended October 31, 2005

First Quarter	24.25	21.40
Second Quarter	27.61	23.53
Third Quarter	29.34	23.59
Fourth Quarter	25.29	17.99

The number of record holders of our common stock was 141 as of January 9, 2006. We believe that there are in excess of 11,900 beneficial owners of our common stock.

Dividend Policy. To date, we have not declared or paid any cash dividends. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend upon future earnings, capital requirements and other relevant factors. Our loan agreement with JPMorgan Chase Bank, N.A. prohibits us from paying cash dividends. We presently intend to retain all earnings to finance continued growth and development of our business and we do not expect to declare or pay any cash dividends in the foreseeable future.

Stock Split. In April 2005, we effected a three-for-two stock split in the form of a stock dividend. Accordingly, all share and per share data in this report, including the accompanying consolidated financial statements and notes thereto, give retroactive effect to the stock split.

Stock Repurchases. In January 2003, the Board of Directors authorized a stock repurchase program under which we may repurchase up to $25,000 of our common stock from time to time in the open market or in privately negotiated transactions. During June and August 2005, we repurchased 520,341 and 405,000 shares, respectively, of our common stock at an aggregate cost of $24,929 and subsequently retired these shares in August 2005. Detail of shares repurchased in the fourth quarter of fiscal 2005 is provided in the table below:

Month of purchase	Total number of shares purchased / returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Total amount purchased as part of the publicly announced program	Maximum dollar value of shares that may yet be purchased under the program

August 2005	405,000	$24.52	405,000	$9,931	$71
September 2005	––	––	––	––	71
October 2005	––	––	––	––	71

Total/Average	405,000	$24.52	405,000	$9,931	$71

Back to Index

Changes in Securities. In August 2005, we issued 81,833 shares of restricted common stock to a limited number of persons in connection with the acquisition of Irrational Studios LLC. In connection with such securities issuance, we relied on Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

(Dollars in thousands, except per share data)	Years Ended October 31,

	2005(5)	2004(4)	2003	2002	2001(1)(2)
Statement of Operations Data:
Net revenues	$1,202,595	$1,127,751	$1,033,693	$794,676	$451,396
Income from operations	39,981	102,134	163,011	122,705	28,377
Income (loss) before cumulative effect of change in accounting principle	37,475	65,378	98,118	71,563	(1,674)
Net income (loss)	$37,475	$65,378	$98,118	$71,563	$(6,918)
Net income (loss) per share
Basic	$0.54	$0.97	$1.56	$1.25	$(0.13)
Diluted	$0.53	$0.95	$1.51	$1.21	$(0.13)

	As of October 31,

	2005(5)(4)	2004(4)(3)	2003(3)	2002(3)	2001(3)
Balance Sheet Data:
Cash and cash equivalents	$107,195	$155,095	$183,477	$108,369	$6,056
Working capital	378,967	407,914	357,574	201,211	99,247
Total assets	932,876	945,280	707,298	491,440	354,305
Total debt	—	—	—	—	54,073
Total liabilities	236,742	309,810	173,806	135,896	135,140
Stockholders’ equity	696,134	635,470	533,492	355,544	219,165

(1)	Includes approximately $23.8 million of net revenues, $8.7 million of income from operations and $5.2 million of income included in loss before cumulative effect of change in accounting principle, representing the effect of the adoption of Staff Accounting Bulletin 101 “Revenue Recognition” (SAB 101) in the first quarter of fiscal 2001. There was no impact on net loss.

As required by Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections,” the $1,948 net loss on extinguishment of debt for the year ended October 31, 2001 previously classified as an extraordinary item has been reclassified as follows: $3,165 of loss on extinguishment to non-operating expenses (included within loss before cumulative effect of change in accounting principle) and $1,217 of tax benefit to benefit for income taxes in the above table.

(2)	Fiscal 2001 includes amortization of goodwill of $4,116 prior to our adoption of SFAS 142, “Goodwill and Intangible Assets” in 2002.

(3)	Working capital in fiscal years 2004, 2003, 2002 and 2001 was increased by approximately $12.8 million, $9.7 million, $4.7 million and $7.5 million, respectively, primarily to reflect a reclassification of a portion of internal software development costs to short-term to conform to the current year’s presentation for comparative purposes. Previously, all internal software development costs in fiscal 2001 through 2004 were classified as long-term which was not consistent with the accounting for external software development costs. See Notes 2 and 7 to the Consolidated Financial Statements.

(4)	In fiscal 2005, in connection with a settlement of an SEC investigation related to the company's accounting, which was the subject of the company's previously reported restatements of its financial statements in February 2002 and February 2004, the company paid a $7.5 million civil penalty, which was accrued for and expensed as of October 31, 2004.

(5)	Sales of Grand Theft Auto: San Andreas in North America during fiscal 2005 were negatively impacted by product returns and related costs as a result of the re-rating of this title from “M” to “AO.” In July 2005, we initially recorded a provision of $32,637 for product returns and related costs as a result of the re-rating. The provision was subsequently reduced by approximately $8,154 in the fourth quarter of fiscal 2005 due to better than expected sell-through of the product and lower processing costs related to product returns. The resulting impact on our consolidated results of operations in fiscal 2005 was a reduction of $24.5 million, $5.9 million, 18.6 million and $18.6 million for net revenues, cost of goods sold, gross profit and income from operations, respectively. At October 31, 2005, our accounts receivable balance is net of reserves of approximately $7,714 for remaining product returns primarily related to our North American retail inventory of Grand Theft Auto: San Andreas.

Back to Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share amounts)

Overview

We are a leading global publisher of interactive software games designed for personal computers, and video game consoles and handheld platforms manufactured by Sony, Microsoft and Nintendo. We also distribute our products as well as third-party software, hardware and accessories to retail outlets in North America through our Jack of All Games subsidiary, and we have sales, marketing and publishing operations in Australia, Austria, Canada, France, Germany, The Netherlands, Italy, New Zealand, Spain and the United Kingdom.

Our principal sources of revenue are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software titles and software titles developed by third parties. Operating margins in our publishing business are dependent in part upon our ability to continually release new, commercially successful products and to manage costs associated with business acquisitions and software product development. We develop most of our frontline products internally, and we own major intellectual properties, which we believe permits us to maximize profitability. Operating margins for titles developed by third parties, or for which we do not own the intellectual property, are affected by costs to acquire licenses and amounts due to developers.

Our distribution revenues are derived from the sale of third-party software titles, accessories and hardware. Operating margins in our distribution business are dependent in part on the mix of software and hardware sales, with software generating higher margins than hardware. Publishing activities generate significantly higher margins than distribution activities, with sales of PC software titles resulting in higher margins than sales of products designed for video game consoles and handheld platforms.

We have pursued a growth strategy by capitalizing on the widespread market acceptance of video game consoles, as well as the growing popularity of innovative action games that appeal to mature audiences. We have established a portfolio of successful proprietary software content for the major hardware platforms. We expect to continue to be a leader in the mature, action product category by leveraging our existing franchises and developing new brands.

The ESRB, through its ratings system, requires game publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles. Consumer advocacy groups have opposed sales of interactive entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns, and various governmental bodies have proposed regulation aimed at our industry to prohibit the sale of software containing such material to minors. Additionally, retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material that they deem inappropriate for their businesses. Many of our Rockstar titles have received an “M” rating. If retailers decline to sell our “M” rated products or if our “M” rated products are re-rated “AO,” we might be required to significantly change or discontinue particular titles, which in the case of our best selling Grand Theft Auto titles could seriously hurt our business.

The ESRB requires publishers to conduct pertinent content audit certifications with respect to certain top selling titles, the objective of which is to assess what portion, if any, of the games on the market include undisclosed pertinent content on the disc that undermines the accuracy of the ESRB rating. This self audit procedure applies to certain current titles and may be applied to additional titles in the future. We are currently conducting a self audit in accordance with the ESRB’s requirements. It is possible that there may be content in our games that could be determined to be pertinent content that causes a change to our current ESRB rating. In such event, we may be required to record a reserve for anticipated product returns and inventory obsolescence which could expose us to additional litigation, administrative fines and penalties and other potential liabilities, and could adversely affect our operating results.

We have diversified our product offerings by capitalizing on significant growth opportunities in the market for sports and other licensed action and strategy titles. During fiscal 2005, we made several strategic acquisitions of leading sports development studios and entered into license agreements with major sports leagues to develop sports titles. We also entered into license agreements for several popular entertainment properties, acquired well-known intellectual property rights, and entered into distribution and publishing arrangements for major action and strategy PC titles.

The video game industry is currently undergoing a transition due to the introduction of next-generation hardware platforms and new software for these platforms. In 2005, Sony introduced the PlayStation Portable (PSP), a new handheld gaming system, followed by Microsoft’s release of the Xbox 360, a next-generation console platform. Sony is expected to introduce the PlayStation 3, and Nintendo is

Back to Index

planning the launch of the Revolution console system in 2006. During this transition to next-generation hardware platforms, our operating results may become more volatile and more difficult to predict.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of capitalized software development costs, licenses and other intangibles, inventories, realization of deferred income taxes and the adequacy of allowances for returns, price concessions and doubtful accounts. Actual amounts could differ significantly from these estimates.

Stock Split

In April 2005, we effected a three-for-two stock split in the form of a stock dividend. Accordingly, all share and per-share data in the accompanying Consolidated Financial Statements and notes thereto give retroactive effect to the stock split.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Notes to Consolidated Financial Statements included in Item 8. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Revenue is recognized after deducting estimated reserves for returns and price concessions. In specific circumstances when we do not have a reliable basis to estimate returns and price concessions or are unable to determine that collection of receivables is probable, we defer the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivables is probable.

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

Back to Index

Our distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, we sometimes accept returns from our distribution customers for stock balancing and make accommodations to customers, which includes credits and returns, when demand for specific titles falls below expectations.

We make estimates of future product returns and price concessions related to current period product revenue. We estimate the amount of future returns and price concessions for published titles based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of the hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions and changes in demand and acceptance of our products by consumers.

Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price concessions in any accounting period. We believe we can make reliable estimates of returns and price concessions. However, actual results may differ from initial estimates as a result of changes in circumstances, market conditions and assumptions. Adjustments to estimates are recorded in the period in which they become known. See Note 2 to the Consolidated Financial Statements for a discussion of reserves recorded in connection with the re-rating of Grand Theft Auto: San Andreas by the Entertainment Software Rating Board in July 2005.

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

Our agreements with third-party developers generally provide us with exclusive publishing and distribution rights and require us to make advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs. Advance payments are capitalized subsequent to establishing technological feasibility and amortized as royalties in cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. At each balance sheet date, we evaluate the recoverability of advanced development payments and unrecognized minimum commitments not yet paid to determine the amounts unlikely to be realized through product sales. Advance payments are charged to cost of sales in the amount that management determines is unrecoverable in the period in which such determination is made or if management determines that it will cancel a development project. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

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

Back to Index

Licenses are amortized as royalties in cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. At each balance sheet date, we evaluate licenses as well as any unrecognized minimum commitments not yet paid to determine the amounts unlikely to be realized through product sales. License-based assets are charged to cost of sales in the amount that management determines is not probable of being recouped at the contractual royalty rate based on current and future sales in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

Income Taxes

Income tax assets and liabilities are determined by taxable jurisdiction. We do not provide taxes on undistributed earnings of our international subsidiaries. The total amount of undistributed earnings of foreign subsidiaries was approximately $166,000 as of October 31, 2005. It is currently our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends to us. The realization of deferred tax assets depends on whether we generate future taxable income of the appropriate type. In addition, we may adopt tax planning strategies to realize these assets. If future taxable income does not materialize or tax planning strategies are not effective, we may be required to record a valuation allowance.

New tax legislation currently in place is intended to replace the extraterritorial income (“ETI”) exclusion. We currently derive benefits from the ETI exclusion, which was limited to 80% of the otherwise allowable exclusion for 10 months in calendar year 2005 and will be further limited to 60% of the otherwise allowable exclusion for 10 months in calendar year 2006. There will be no ETI deduction available after calendar year 2006. The new legislation permits a deduction from taxable income based on certain qualified income from domestic production activities and may be available to us in 2006.

This legislation also provides for a one-time 85% dividends received deduction on repatriation of foreign earnings, which was applicable to us if utilized in fiscal 2005. Historically, we have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no incremental taxes have been provided thereon. We did not repatriate foreign earnings under this provision in fiscal 2005.

Recently Adopted Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS 154 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005.

Back to Index

We will adopt SFAS 123(R), effective November 1, 2005, as required, and have chosen the Modified Prospective Application (“MPA”) method for implementing SFAS 123(R). Under the MPA method, new awards will be valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of October 31, 2005 will be recognized as compensation cost over the remaining requisite service period. Prior periods will not be restated. The adoption of SFAS 123(R) will reduce our reported net income and earnings per share.

We currently estimate that income from operations in fiscal 2006 will be reduced by additional expense of approximately $22.0 million to $25.0 million due to the adoption of this Standard. However, the actual impact of adopting SFAS 123(R) in fiscal 2006 could differ from this estimate depending upon the number and timing of options granted during fiscal 2006, as well as their vesting period and vesting criteria. Our assessment, which includes an estimate for future grants, is based on the Black-Scholes option pricing model and is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. As such, our actual stock option expense may differ materially from this estimate.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchange of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153, effective August 1, 2005, did not have an impact on our financial statements.

Back to Index

Results of Operations

The following table sets forth for the periods indicated the percentage of net revenues represented by certain items reflected in our statement of operations, and sets forth net revenues by territory, sales mix and platform:

	Years Ended October 31,

	2005	2004	2003

Operating Data:
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold
Product costs	49.3	55.0	52.0
Royalties	13.7	10.1	8.6
Software development costs	2.4	1.4	1.1
Total cost of goods sold	65.4	66.5	61.7
Selling and marketing	13.1	10.4	10.0
General and administrative	10.3	8.7	8.5
Research and development	6.1	3.8	2.4
Depreciation and amortization	1.8	1.5	1.6
Interest income, net	0.3	0.2	0.2
Other non-operating expense	––	0.7	––
Provision for income taxes	0.5	2.8	6.5
Net Income	3.1	5.8	9.5

Net Revenues by Territory:
North America	68.0%	72.5%	72.1%
International	32.0	27.5	27.9

Sales Mix:
Publishing	70.9%	68.1%	65.0%
Distribution	29.1	31.9	35.0

Platform (publishing):
Console	78.5%	93.1%	81.2%
PC	11.5	2.7	17.2
Handheld	7.7	2.3	0.4
Accessories	2.3	1.9	1.2

Our best-selling titles for fiscal 2005, 2004 and 2003 as a percentage of net revenues are as follows:

			% of Net
Top 10 Titles – 2005	Platform	Release Date	Revenues

Grand Theft Auto: San Andreas	PS2	October 2004	25.6
Midnight Club 3: DUB Edition	PS2	April 2005	4.4
Grand Theft Auto: San Andreas	Xbox	June 2005	4.1
Grand Theft Auto: Liberty City Stories	PSP	October 2005	3.0
Grand Theft Auto: San Andreas	PC	June 2005	2.2
Midnight Club 3: DUB Edition	Xbox	April 2005	2.2
The Warriors	PS2	October 2005	2.1
Sid Meier’s Civilization IV	PC	October 2005	1.8
Midnight Club 3: DUB Edition	PSP	June 2005	1.6
Stronghold 2	PC	April 2005	1.2

Back to Index

			% of Net
Top 10 Titles – 2004	Platform	Release Date	Revenues

Grand Theft Auto: San Andreas	PS2	October 2004	20.9
Grand Theft Auto Double Pack	Xbox	November 2003	5.7
Grand Theft Auto: Vice City	PS2	October 2002	3.6
Max Payne 2: The Fall of Max Payne	PS2	December 2003	3.2
Manhunt	PS2	November 2003	2.9
Red Dead Revolver	PS2	April 2004	2.4
Mafia	PS2	January 2004	2.0
ESPN NFL 2K5	PS2	July 2004	2.0
Max Payne 2: The Fall of Max Payne	Xbox	November 2003	1.9
Grand Theft Auto Double Pack	PS2	October 2003	1.7

			% of Net
Top 10 Titles – 2003	Platform	Release Date	Revenues

Grand Theft Auto: Vice City	PS2	October 2002	33.6
Midnight Club 2	PS2	April 2003	4.1
Grand Theft Auto: Vice City	PC	May 2003	2.6
Grand Theft Auto 3	PS2	October 2001	2.4
Max Payne 2: The Fall of Max Payne	PC	October 2003	2.1
Grand Theft Auto Double Pack	PS2	October 2003	1.9
Midnight Club 2	Xbox	June 2003	1.2
Conflict: Desert Storm	PS2	September 2002	0.9
Max Payne	PS2	December 2001	0.9
Vietcong	PC	March 2003	0.9

Business Acquisitions

During the two years ended October 31, 2005, we consummated the acquisitions described below, which largely reflects our efforts to continue to add seasoned development studios, intellectual properties and talented personnel resources to our existing infrastructure. To the extent that the purchase price allocation for these acquisitions is preliminary, we do not expect that the final purchase price allocation will be materially different. With the exception of the acquisition of TDK, the proforma impact of these acquisitions on fiscal 2005 and 2004 was not material.

Irrational Studios LLC. In August 2005, we acquired all of the outstanding membership interests in Irrational Studios (“Irrational”), the developer of certain of our titles. The purchase price consisted of $4,212 in cash and $2,000 of restricted stock, which was payable at closing, $1,550 of development advances previously paid to Irrational and $2,000 of deferred consideration which is payable in equal amounts on the first and second anniversary dates of the acquisition. In connection with the acquisition, we recorded $2,250 of identifiable intangible assets, $7,665 of goodwill, which is deductible for tax purposes, $187 of non-current assets and $340 of net current liabilities, on a preliminary basis. We also agreed to make additional payments of $2,000 based on the delivery of products which will be recorded as additional purchase price when the conditions requiring their payment are met.

Gaia Capital Group. In June 2005, we acquired all of the outstanding capital stock of Gaia Capital Group (“Gaia”) and its wholly-owned subsidiaries, the developers of certain of our titles. The purchase price consisted of $5,748 in cash, $4,055 of development advances previously paid to Gaia and deferred consideration of $1,597. In connection with the acquisition, we recorded $3,940 of identifiable intangible assets, $7,918 of goodwill, which is deductible for tax purposes, $528 of non-current assets and $986 of net current liabilities, on a preliminary basis.

Visual Concepts Entertainment and Kush Games. In January 2005, we acquired from SEGA all of the outstanding capital stock of Visual Concepts Entertainment and its wholly-owned subsidiary, Kush

Back to Index

Games, the developers of certain of our sports titles, and certain intellectual property rights associated with these products. The purchase price consisted of $27,794 in cash, $1,866 of development advances previously paid to SEGA and contingent consideration of $2,593 based on the release of certain titles. In connection with the acquisition, we recorded $7,980 of identifiable intangible assets, $29,433 of goodwill, which is not deductible for tax purposes, $1,196 of non-current assets, $3,164 of net current liabilities and $3,192 of deferred tax liabilities related to identifiable intangible assets, on a preliminary basis.

Indie. In October 2004, we acquired certain assets from Microsoft, including Indie, the developer of the successful Top Spin (tennis), Amped series (snowboarding) and Links (golf) sports games, and the intellectual property rights associated with these products. The purchase price for these assets was $18,500 paid in cash at closing. In connection with the acquisition, we recorded identifiable intangible assets of $5,828, goodwill of $9,890, which is deductible for tax purposes, fixed assets of $280, accounts receivable of $1,317 and net other current assets of $1,185.

Venom. In September 2004, we acquired all the outstanding capital stock of Venom, a UK-based developer of the boxing games Rocky and Rocky Legends. The purchase price was $1,181 paid in cash at closing. In connection with the acquisition, we recorded identifiable intangibles of $750, goodwill of $626, which is deductible for tax purposes, and net current liabilities of $195.

Mobius (Rockstar Leeds). In March 2004, we acquired all the outstanding capital stock of Mobius, a UK-based developer of titles for handheld platforms, including Sony’s PSP platform. The purchase price was approximately $4,515, of which $3,593 was paid in cash at closing and approximately $922 was paid in March 2005. In connection with the acquisition, we recorded identifiable intangibles of $96, goodwill of $4,681, which is not deductible for tax purposes, and net liabilities of $262. We also agreed to make additional contingent payments of approximately $1,950 based on delivery of products which will be recorded as additional purchase price when the conditions requiring their payment are met.

TDK. In December 2003, we acquired all of the outstanding capital stock and assumed certain liabilities of TDK Mediactive, Inc. (“TDK”). The purchase price of approximately $21,222 consisted of $16,062 in cash (which includes $8,051 previously due to TDK under a distribution agreement) and the issuance of 163,641 shares of restricted stock valued at $5,160. In connection with the acquisition, we recorded identifiable intangibles of $7,690, goodwill of $16,101, which is not deductible for tax purposes, net deferred tax assets of $978 and net liabilities of $3,547. The proforma impact of this acquisition on the financial statements in fiscal 2004 was not material as the acquisition was made near the beginning of the year. The proforma impact on fiscal 2003 reduced net income by $17,715 to $80,403.

The acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations and financial position of the acquired businesses are included in our Consolidated Financial Statements from the respective dates of acquisition.

Pursuant to FASB Interpretation No. 46 (R) “Consolidation of Variable Interest Entities,” the results of operations of Destineer Publishing Corp. (“Destineer”), a publisher of PC games, were consolidated in our financial statements effective November 1, 2003 through January 31, 2005. Effective February 1, 2005, we are no longer considered the primary beneficiary of Destineer nor do we hold a significant variable interest in Destineer. Accordingly, pursuant to the requirements of FIN 46 (R), the results of Destineer’s operations are not included in our Consolidated Financial Statements subsequent to February 1, 2005. The consolidation of Destineer did not have a material impact on our Consolidated Financial Statements.

Back to Index

Years Ended October 31, 2005 and 2004

Net Revenues

	Years ended October 31,

						%
					Increase	Incr
	2005	%	2004	%	(Decrease)	(Decr)

Publishing	$853,237	70.9	$768,482	68.1	$84,755	11.0
Distribution	349,358	29.1	359,269	31.9	(9,911)	(2.8)

Total net revenues	$1,202,595	100.0	$1,127,751	100.0	$74,844	6.6

Net Revenues. The increase in net revenues was attributable to growth in our publishing business. Publishing net revenues were led by strong sales of Grand Theft Auto: San Andreas, Midnight Club 3: DUB Edition and The Warriors on multiple platforms and Grand Theft Auto: Liberty City Stories for the PSP. Sales of Sid Meier’s Civilization IV and Stronghold 2 for PC and our sports titles for the PlayStation 2 and Xbox, including Major League Baseball 2K5, also contributed to the increase in publishing revenues. Publishing net revenues in fiscal 2004 primarily reflect sales of Grand Theft Auto: San Andreas for the PlayStation 2, which was released in October 2004, and Grand Theft Auto Double Pack and Max Payne 2: The Fall of Max Payne for Xbox and the PlayStation 2. Publishing revenues in fiscal 2005 and 2004 include licensing revenues of $17,774 and $20,104, respectively.

Sales of our Grand Theft Auto: San Andreas title in North America during fiscal 2005 were negatively impacted by product returns due to the re-rating of this title. In July 2005, a provision of $32,637 was recorded for product returns and related costs as a result of the re-rating. The provision was subsequently reduced by approximately $8,154 in the fourth quarter of fiscal 2005 due to better than expected sell-through of the product and lower processing costs related to product returns. At October 31, 2005, our accounts receivable balance is net of reserves of approximately $7,714 for remaining product returns primarily related to our North American retail inventory of Grand Theft Auto: San Andreas.

Products designed for video game console platforms accounted for 78.5% of fiscal 2005 publishing revenues as compared to 93.1% for fiscal 2004. Products designed for PC platforms accounted for 11.5% of fiscal 2005 publishing revenues as compared to 2.7% for fiscal 2004. The increase in net revenues of products for PC platforms as a percentage of publishing revenues was primarily attributable to sales of Grand Theft Auto: San Andreas, Sid Meier’s Civilization IV and Stronghold 2 for PC. We anticipate that our platform mix will continue to be heavily weighted toward console platforms and the PSP handheld system, but may fluctuate from period to period.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. The decrease in distribution revenues was primarily attributable to lower sales volume of software titles, a decrease in average selling prices of interactive entertainment products as our industry transitions to next generation hardware platforms and increased competition in the value software market. The decline in sales of software titles was partially offset by an increase in hardware sales,primarily attributable to demand for the Sony PSP system and related accessories.

International operations accounted for approximately $385,000, or 32.0% of net revenues for fiscal 2005 compared to $310,379 or 27.5% of net revenues for fiscal 2004. The increase was primarily attributable to sales of Grand Theft Auto: San Andreas for the PlayStation 2, Xbox and PC, sales of Midnight Club 3: DUB Edition for the PlayStation 2, Xbox and PSP, sales of The Warriors for the PlayStation 2 and Xbox, and sales of Sid Meier’s Civilization IV and Stronghold 2 for PC. International revenues for fiscal 2004 were primarily attributable to sales of Grand Theft Auto: San Andreas for the PlayStation 2, which was released in October 2004, various Grand Theft Auto titles, Max Payne 2: The Fall of Max Payne and Red Dead Revolver.

In fiscal 2005 and 2004, net revenues included approximately $23,594 and $35,826, respectively, of benefit from changes in foreign exchange rates. We expect international net revenues to continue to account for a significant portion of our revenues.

Back to Index

Cost of Goods Sold

	Years ended October 31,

						%
	2005	% of Net Revenues	2004	% of Net Revenues	Increase (Decrease)	Incr (Decr)

Product costs	$593,377	49.3	$619,685	55.0	$(26,308)	(4.2)
Royalties	164,250	13.7	114,073	10.1	50,177	44.0
Software development costs	28,371	2.4	15,922	1.4	12,449	78.2

Total cost of goods sold	$785,998	65.4	$749,680	66.5	$36,318	4.8

Product costs. The decrease in product costs was due to the higher proportion of publishing revenues, which have lower product costs than distribution revenues. The decrease in product costs was also due to the increase in net revenues of publishing PC products which have lower costs than console products. The decrease in overall product costs was slightly offset by a shift in the product mix within our distribution operations toward hardware products which have higher costs than software titles.

Royalties. The increase in royalties was primarily attributable to expense associated with Grand Theft Auto: San Andreas under our internal Rockstar royalty program, which provides for increasing royalty levels as product net revenues increase. Royalties also increased as a result of internal royalty expense associated with sales of Midnight Club 3: DUB Edition, Grand Theft Auto: Liberty City Stories, The Warriors and external royalty expense associated with our sports titles, including Major League Baseball 2K5. Aggregate internal royalty expense, excluding employer payroll taxes, for fiscal 2005 and 2004 amounted to $83,774 and $45,910, respectively.

Software development costs. The increase in software development costs was due to the increased sales of our internally developed titles, including Grand Theft Auto: San Andreas, Midnight Club 3: DUB Edition, Grand Theft Auto: Liberty City Stories and The Warriors resulting in higher amortization of capitalized costs as compared to fiscal 2004.

In future periods, cost of goods sold may be adversely affected by higher manufacturing and other costs, price competition and by changes in product, sales mix, distribution channels and royalty arrangements.

Operating Expenses

	Years ended October 31,
		% of Net		% of Net		%
	2005	Revenues	2004	Revenues	Increase	Incr

Selling and marketing	$157,715	13.1	$117,606	10.4	$40,109	34.1
General and administrative	123,725	10.3	98,226	8.7	25,499	26.0
Research and development	73,160	6.1	43,259	3.8	29,901	69.1
Depreciation and amortization	22,016	1.8	16,846	1.5	5,170	30.7

Total operating expenses	$376,616	31.3	$275,937	24.4	$100,679	36.5

Selling and marketing. The increase in selling and marketing expense was primarily due to higher advertising and promotional spending, which increased by $28,912 to $101,077 in fiscal 2005. The additional spending was for new and existing products, including Grand Theft Auto: San Andreas, The Warriors and Midnight Club 3: DUB Edition across multiple platforms, Grand Theft Auto: Liberty City Stories for the PSP and to promote our various titles under our new 2K publishing labels. In addition, the increase was due to higher personnel expense of approximately $5,500, which is consistent with the growth of our business, and to additional expenditures related to our increased presence at E3, an industry trade exhibition, held in May each year.

General and administrative. The increase in general and administrative expense was primarily due to an increase of approximately $15,400 in professional fees related to Sarbanes-Oxley compliance, legal matters and process improvement and an increase of approximately $5,600 in compensation and related costs for additional personnel to support the growth of our business. In addition, rental and office expenses increased approximately $5,000 due to recently acquired development studios and the

Back to Index

opening of a new office for our 2K publishing labels in fiscal 2005. The increase was partially offset by a decrease in bad debt expense from the prior comparable period. During fiscal 2004, personnel expenses included $3,365 of severance charges, signing bonuses and restricted stock expenses, primarily attributable to senior management changes and additional rent expense associated with relocating a European office.

Research and development. The increase in research and development costs was primarily due to increased personnel and related expenses of approximately $25,800 associated with development studios that were acquired during fiscal 2005. Increased personnel expenses are attributable to higher staffing levels, reflecting our strategy of bringing more of our development in-house. A substantial portion of our research and development costs are capitalized once software development projects reach technological feasibility, which is relatively early in the development process, and subsequently amortized as cost of goods sold.

Depreciation and amortization. Depreciation and amortization expense increased primarily due to higher depreciation related to the upgrading of software systems, our new office and warehouse facility for our Jack of All Games subsidiary, additional leasehold improvements related to development studios acquired in fiscal 2005 and the addition of new offices for our 2K publishing labels.

Income from operations. Income from operations decreased by $62,153, or 60.9%, to $39,981 for fiscal 2005 from $102,134 for fiscal 2004. As discussed above, the decrease was primarily due to higher operating expenses resulting from an increase in advertising and promotional support for our products, an increase in professional fees for regulatory and compliance matters and additional personnel and office expenses to support the growth of our business. The decrease in income from operations was also due to approximately $18,609 of product returns and related costs as a result of the re-rating of Grand Theft Auto: San Andreas. Changes in foreign exchange rates benefited income from operations in fiscal 2005 and 2004 by approximately $1,268 and $1,074, respectively.

Interest income, net. Interest income increased by $1,739, or 88.0% to $3,715 for fiscal 2005 from $1,976 for fiscal 2004 due to interest earned on a higher average cash balance.

Provision for income taxes. Income tax expense was $6,221 for fiscal 2005 as compared to $31,232 for fiscal 2004. The decrease was primarily attributable to a decrease in taxable income and a reduction in the annual effective tax rate. The annual effective tax rate was 14.2% for fiscal 2005, as compared to 32.3% for fiscal 2004. The lower annual effective tax rate is primarily due to a change in the mix of earnings with a greater proportion of income being generated in lower tax jurisdictions (13.0% decrease to the effective tax rate) and a loss being generated in a higher tax jurisdiction. The lower annual effective tax rate in fiscal 2005 was also due to a higher extraterritorial income tax benefit (“ETI”) (6.2% decrease to the effective tax rate). The fiscal 2004 tax provision included benefits from a change in the mix of earnings with a greater proportion of income from lower tax jurisdictions (3.9% decrease to the effective tax rate) and from ETI (4.0% decrease to the effective tax rate) partially offset by the nondeductibility of the payment of a $7.5 million civil penalty in connection with an SEC settlement (2.7% increase to the effective rate).

At October 31, 2005, we had capital loss carryforwards totalling approximately $26,800. The capital loss carryforwards will expire in the periods fiscal 2006 through fiscal 2008. Management does not expect to generate sufficient taxable income from capital transactions prior to the expiration of these benefits, and accordingly a valuation allowance was recorded in fiscal 2003 for this asset as it is more likely than not that the deferred tax asset related to these carryforwards will not be realized. At October 31, 2005, we had foreign net operating losses of approximately $10,000 expiring between 2006 and 2010, and state net operating losses of approximately $93,000 expiring between 2011 and 2026. Management does not expect to generate sufficient taxable income in certain foreign and state jurisdictions in future years to fully utilize the net operating losses before expiration. Accordingly, valuation allowances have been recorded for these assets in the amount of $3,200 and $6,000, respectively.

Back to Index

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments. We believe that any assessments in excess of the amounts provided for will not have a material adverse impact on the Consolidated Financial Statements.

Net income. Net income was $37,475 for fiscal 2005 as compared to net income of $65,378 for fiscal 2004, a decrease of $27,903, or 42.7% and resulted from the changes referred to above.

Diluted net income per share. Diluted net income per share decreased $0.42 or 44.6% to $0.53 for fiscal 2005 from $0.95 for fiscal 2004 primarily due to lower net income and a slight increase in the weighted average common shares outstanding.

Years Ended October 31, 2004 and 2003

Net Revenues

	Years ended October 31,
						%
					Increase	Incr
	2004	%	2003	%	(Decrease)	(Decr)

Publishing	$768,482	68.1	$671,892	65.0	$96,590	14.4
Distribution	359,269	31.9	361,801	35.0	(2,532)	(0.7)

Total net revenues	$1,127,751	100.0	$1,033,693	100.0	$94,058	9.1

Net Revenues. The increase in net revenues was attributable to growth in our publishing business.

The increase in publishing revenues was primarily attributable to sales of Grand Theft Auto: San Andreas for the PlayStation 2, which was released in October 2004. Sales of sports titles for the PlayStation 2 and Xbox also contributed to the increase in publishing revenues. Publishing net revenues in fiscal 2004 and 2003 include licensing revenues of $20,104 and $25,002, respectively.

Products designed for video game console platforms accounted for 93.1% of fiscal 2004 publishing revenues as compared to 81.2% for fiscal 2003. Products designed for PC platforms accounted for 2.7% of fiscal 2004 publishing revenues as compared to 17.2% for fiscal 2003.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. The decrease in distribution revenues was attributable to lower PlayStation 2 console hardware sales due to reduced availability in the market. The lack of PlayStation 2 hardware also resulted in fewer customer orders for the PlayStation 2 software. In addition, we experienced lower sales of value-priced product for the PlayStation, which is nearing the end of its hardware lifecycle. These decreases were partially offset by growth in value and frontline software. International operations accounted for approximately $310,379 or 27.5% of net revenues for fiscal 2004 compared to $288,753, or 27.9% of net revenues for fiscal 2003. The increase in absolute dollars was primarily attributable to sales of Grand Theft Auto: San Andreas for the PlayStation 2. Higher foreign exchange rates benefited net revenues by approximately $35,826.

Cost of Goods Sold

	Years ended October 31,

		% of Net		% of Net		%
	2004	Revenues	2003	Revenues	Increase	Incr

Product costs	$619,685	55.0	$537,257	52.0	$82,428	15.3
Royalties	114,073	10.1	89,294	8.6	24,779	27.8
Software development costs	15,922	1.4	11,003	1.1	4,919	44.7

Total cost of goods sold	$749,680	66.5	$637,554	61.7	$112,126	17.6

Back to Index

Product Costs. The increase in product costs was primarily attributable to higher costs associated with products designed for console platforms. Product costs increased as a percentage of net revenues due to a change in the mix of our publishing business, which reflected a smaller percentage of higher margin PC business compared to the prior year. In addition, we also introduced sports titles at a value price point which resulted in a relatively low margin. Product costs for fiscal 2003 included a charge of $7,892 relating to the impairment of intangibles related to certain products in development.

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

In future periods, cost of goods sold may be adversely affected by manufacturing and other costs, price competition and by changes in product, sales mix and distribution channels.

Operating Expenses

	Years ended October 31,
						%
		% of Net		% of Net	Increase	Incr
	2004	Revenues	2003	Revenues	(Decrease)	(Decr)

Selling and marketing	$117,606	10.4	$103,015	10.0	$14,591	14.2
General and administrative	98,226	8.7	88,083	8.5	10,143	11.5
Research and development	43,259	3.8	25,107	2.4	18,152	72.3
Depreciation and amortization	16,846	1.5	16,923	1.6	(77)	(0.5)

Total operating expenses	$275,937	24.4	$233,128	22.5	$42,809	18.4

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

Back to Index

Interest Income, net. Interest income decreased by $289, or 12.8% for fiscal 2004, and was attributable to interest earned on invested cash.

Provision for Settlement. In June 2005, in connection with a settlement of an SEC investigation related to our accounting, which was the subject of our previously reported restatements of our financial statements in February 2002 and February 2004, we agreed to pay a $7.5 million civil penalty, which was accrued for and expensed as of October 31, 2004.

Provision for Income Taxes. Income tax expense was $31,232 for fiscal 2004 as compared to $67,197 for fiscal 2003. The decrease was primarily attributable to a lower effective tax rate and decreased taxable income in fiscal 2004. The effective tax rate was 32.3% for fiscal 2004, as compared to 40.6% for fiscal 2003. The fiscal 2004 tax provision included benefits from a change in the mix of earnings with a greater proportion of income from lower tax jurisdictions (3.9% decrease to the effective tax rate) and from the extraterritorial income benefit (ETI) (4.0% decrease to the effective tax rate) partially offset by the nondeductibility of the $7.5 million proposed SEC settlement (2.7% increase to the effective rate). The fiscal 2003 tax provision included the effect of a valuation allowance against capital loss and other carryforwards (6.3% increase to the effective tax rate) partially offset by ETI (5.5% decrease to the effective tax rate).

At October 31, 2004, we had capital loss carryforwards totalling approximately $20,000. The capital loss carryforwards will expire in the periods fiscal 2006 through fiscal 2008. Management does not expect to generate sufficient taxable income from capital transactions prior to the expiration of these benefits, and accordingly a valuation allowance was recorded in fiscal 2003 for this asset as it is more likely than not that the deferred tax asset related to these carryforwards will not be realized. At October 31, 2004, we had foreign net operating losses of approximately $11,000 expiring between 2005 and 2010, and state net operating losses of approximately $62,000 expiring between 2021 and 2023. If these losses are determined to not be utilizable prior to expiration, additional valuation allowances may need to be recorded in future periods.

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

Diluted Net Income per Share. Diluted net income per share decreased $0.56 or 37.0%, to $0.95 for fiscal 2004 from $1.51 for fiscal 2003.

Back to Index

Liquidity and Capital Resources

Our primary cash requirements are to fund the development, manufacturing and marketing of our published products and, to a lesser extent, the purchase of inventory for our distribution business. We satisfy our working capital requirements primarily through cash flow from operations. At October 31, 2005, we had working capital of $378,967 as compared to working capital of $407,914 at October 31, 2004. Our cash and cash equivalents decreased by $47,900 during fiscal 2005 as follows:

	Years ended October 31,

	2005	2004	2003

Cash provided by operating activities	$39,980	$20,458	$80,628
Cash used in investing activities	(91,034)	(64,422)	(45,881)
Cash provided by financing activities	6,223	16,315	44,562
Effect of foreign exchange rates on cash and cash equivalents	(3,069)	(733)	(4,201)

Net (decrease) increase in cash and cash equivalents	$(47,900)	$(28,382)	$75,108

Operating Activities. Cash provided by operating activities for fiscal 2005 was $39,980 compared to $20,458 for fiscal 2004. The increase is primarily due to the timing and collection of accounts receivable in fiscal 2005 and is reflected in the decrease in net accounts receivable of approximately $87,641 from October 31, 2004. The increase was primarily offset by lower net income, an increase in product development costs and the payment of a $7,500 fine in connection with an SEC settlement.

Investing Activities. Net cash used in investing activities for fiscal 2005 was $91,034 compared to $64,422 for fiscal 2004. Net cash used in fiscal 2005 primarily reflects the acquisition of Visual Concepts and Kush, Gaia Capital Group, Irrational Studios LLC and certain intellectual property rights associated with Civilization and the prior year reflects the acquisitions of TDK, Indie, Mobius and Venom. During fiscal 2005, we also incurred capital expenditures associated with leasehold improvements at our new warehouse facilities in Cincinnati, Ohio, new offices for our 2K publishing labels and expenditures related to the continued improvement of our software systems.

Financing Activities. Net cash provided by financing activities for fiscal 2005 was $6,223 as compared to $16,315 for fiscal 2004. The decrease was primarily attributable to the repurchase of 925,341 shares of our common stock in 2005 at a cost of $24,929.

Significant Balance Sheet Changes: The decrease of $89,952 in gross accounts receivable, before allowances, from October 31, 2004 to October 31, 2005, is primarily due to the timing of the release of Grand Theft Auto: San Andreas in October 2004 and subsequent receivable collections.

Our allowances, which include doubtful accounts, returns, price concessions, rebates and other sales allowances, decreased slightly to $69,904 at October 31, 2005 from $72,215 at October 31, 2004 and increased as a percentage of receivables to 26.1% at October 31, 2005 from 20.2% at October 31, 2004. The increase in the allowance as a percentage of receivables is partly due to additional reserves at October 31, 2005 of approximately $7,714 recorded in anticipation of remaining product returns as a result of the re-rating of Grand Theft Auto: San Andreas by the ESRB in July 2005. At October 31, 2005, our allowances, excluding the additional reserves related to the re-rating of Grand Theft Auto: San Andreas, were approximately 23.3% of gross accounts receivables. In addition, allowances as a percentage of receivables were lower at October 31, 2004 as a result of net revenues from a major product release, Grand Theft Auto: San Andreas for the PlayStation 2 in October 2004 on which lower allowances were required.

As of October 31, 2005 and 2004, the receivable balances from our five largest customers were approximately 56.6% and 45.1% of our net receivable balance, respectively, with two customers accounting for 21.7% and 10.8% of such balance at October 31, 2005 as compared to two customers accounting for 12.8% and 11.2% of such balance at October 31, 2004.

Generally, we have been able to collect our receivables in the ordinary course of business. We do not hold any collateral to secure payment from customers and our receivables are generally not covered by

Back to Index

insurance. However, from time to time we purchase insurance from financial institutions on our receivables, with certain limits, to help protect us from loss in the event of a customer’s bankruptcy or insolvency.

We are subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due, it could adversely affect our liquidity and working capital position and we would be required to increase our provision for doubtful accounts.

Inventories of $136,227 at October 31, 2005 decreased $18,118 from $154,345 at October 31, 2004, reflecting lower levels of publishing products. Accounts payable of $133,353 at October 31, 2005 decreased $30,608 from $163,961 at October 31, 2004 primarily due to the decrease in inventory levels.

Accrued expenses decreased primarily as a result of a decrease in royalties payable under a royalty program based on product sales for certain of our internal development personnel due to the timing of a significant product release, Grand Theft Auto: San Andreas, in October 2004. The decrease was also due to the payment of a civil penalty in connection with an SEC settlement in fiscal 2005 of $7,500, which was accrued at October 31, 2004, offset by an increase in compensation and benefits which is primarily due to timing.

Loan Facilities: On August 24, 2005, we entered into a new credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), and terminated our credit agreement with Bank of America, N.A, which would have expired on August 28, 2005. The JPMorgan credit agreement provides for borrowings of up to $50,000 through the expiration of the agreement on August 23, 2006. Advances under the credit agreement bear interest at a rate of 0.25% to 0.75% over the bank’s prime rate, or at the Eurodollar rate plus 1.25% to 1.75% depending on our consolidated leverage ratio. We are required to pay a commitment fee to the bank equal to 0.25% of the unused loan balance and borrowings under the agreement are collateralized by certain of our assets. The credit agreement also contains financial and other covenants (including a consolidated asset coverage ratio) and prohibits us from paying cash dividends, merging or consolidating with another corporation, selling or acquiring assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. Available borrowings under the agreement are reduced by the amount of any outstanding stand-by letters of credit. At October 31, 2005, we had no borrowings or outstanding stand-by letters of credit under the credit agreement, and we were in compliance with all financial and other covenants.

In May 2005, our United Kingdom subsidiary renewed its credit facility agreement with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $23,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by us. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2006. We had no outstanding guarantees and no borrowings under this facility as of October 31, 2005.

Capital Expenditures: We expect to spend an additional $5,000 in connection with the continued improvement of our network infrastructure and software systems for our domestic and international operations. We also expect to make additional capital expenditures of approximately $1,000 for leasehold improvements and equipment in our new warehouse facilities in Cincinnati, Ohio, $1,000 for leasehold improvements and equipment in our warehouse facilities in Toronto, Canada and a further $2,500 for leasehold improvements and equipment for several of our studios. As of the date of this report, we have no other material commitments for capital expenditures.

Common Stock: In June and August 2005, we repurchased a total of 925,341 shares of common stock at an aggregate cost of $24,929. These shares were retired in August 2005.

In July 2005, we modified a stock compensation arrangement and accepted for return 412,500 shares of the Company’s common stock, held by three employees with a fair market value at the original issuance date of approximately $9,350, for cash bonuses payable in the future. At the date of modification, 366,667 shares were fully vested and $8,311 of compensation expense had been previously recognized. The remaining unvested shares were forfeited and the additional compensation

Back to Index

expense of future cash bonuses of $1,039 is being recognized ratably as expense through February 2006. In October 2005, these shares were retired.

Legal and Accounting Expenses: We have incurred and may continue to incur significant legal, accounting and other professional fees and expenses in connection with pending regulatory and litigation matters.

Based on our currently proposed operating plans and assumptions, we believe that projected cash flow from operations and available cash resources, including amounts available under our line of credit, will be sufficient to satisfy our cash requirements for the foreseeable future. If our projected cash flow and available cash is insufficient to fund our operations or if our plans and assumptions change or prove to be inaccurate, we may be required to seek additional financing or curtail our diversification activities.

Contractual Obligations and Contingent Liabilities and Commitments

A summary of annual minimum contractual obligations and commitments as of October 31, 2005 is as follows:

Fiscal Years Ending October 31,	Licensing and Marketing Agreements	Software Development Agreements	Leases	Distribution Agreements	Total

2006	$60,095	$50,645	$17,414	$3,332	$131,486
2007	48,798	10,549	14,997	1,675	76,019
2008	48,542	6,761	13,734	—	69,037
2009	49,075	26	13,458	—	62,559
2010	48,925	—	11,408	—	60,333
Thereafter	90,325	—	30,237	—	120,562

	$345,760	$67,981	$101,248	$5,007	$519,996

Licensing and Marketing Agreements: Our license expense consists primarily of payments to licensors of intellectual properties under agreements which expire at various times through December 2012. As of October 31, 2005, we have minimum guaranteed licensing and marketing commitments of $345,760 outstanding under various licensing agreements of which $5,747 are recorded in our consolidated balance sheet as the licensor does not have any significant performance obligation. Minimum guaranteed licensing and marketing commitments primarily reflect our agreements with major sports leagues and players’ associations.

Software Development Agreements: Our payments made to third-party developers include contractual advances and royalty payments under agreements which expire at various times through November 2008. Assuming performance by third-party developers, we have aggregate outstanding commitments of $67,981 under various software development agreements at October 31, 2005. We have also established an internal royalty program pursuant to which we pay royalties to certain of our development personnel based on product sales.

Lease Commitments: Our offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from April 2006 to September 2014. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through November 2009. Aggregate minimum rental payments through applicable lease expirations are $101,248 at October 31, 2005. Rent expense amounted to $13,484, $9,713 and $7,445 for the years ended October 31, 2005, 2004 and 2003, respectively.

Distribution Agreements: We periodically enter into distribution agreements to purchase various software games that require minimum guaranteed payments. These agreements, which expire between December 2005 and January 2007, require remaining aggregate minimum guaranteed payments of $5,007 at October 31, 2005.

Contingent Consideration: In fiscal 2005, in connection with the acquisition of Irrational, we agreed to make additional payments of $2,000 to the former owners of Irrational based on the delivery of products. We do not anticipate making these contingent payments within the next twelve months due to the expected timing of product releases. Additionally, in fiscal 2005, in connection with the acquisition

Back to Index

of Visual Concepts and Kush Games, the Company agreed to make additional payments of approximately $2,600 to SEGA based on the commercial release of products. The additional payments to SEGA are expected to be made in fiscal 2006.

In March 2005, we renegotiated a $6,000 contingent obligation due upon the delivery of the final PC version of Duke Nukem Forever through the payment of $4,250 and issuance of a promissory note in the principal amount of $500. The payment of the promissory note is contingent upon the commercial release of such product prior to December 31, 2006.

In fiscal 2004, in connection with the acquisition of Mobius, we agreed to make additional contingent payments of approximately $1,950 based on the delivery of products. In fiscal 2003, we also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s future profits for the first three years after acquisition. We do not anticipate making these contingent payments within the next twelve months.

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

International Operations

Net revenues in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net revenues. For fiscal 2005 and 2004, net revenues in international markets accounted for approximately 32.0% and 27.5%, respectively, of our net revenues. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations. Historically, fluctuations in interest rates have not had a significant impact on our operating results. At October 31, 2005, we had no outstanding variable rate indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter or year end. Translation adjustments are included as a separate component of stockholders’ equity. For fiscal 2005, our foreign currency translation adjustment loss was $5,668 and our foreign exchange transaction gain was $1,560. A hypothetical 10% change in applicable currency exchange rates at October 31, 2005 would result in a material translation adjustment.

Back to Index

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data appear in a separate section of this report following Part III. We provide details of our valuation and qualifying accounts in the Note 22 “Supplementary Financial Information” to the Consolidated Financial Statements. In prior years, this information was provided in Schedule II to our annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As described below under Management’s Report on Internal Control over Financial Reporting, we identified material weaknesses in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of October 31, 2005. As a result of the existence of these material weaknesses, management concluded that the Company’s disclosure controls and procedures were ineffective as of October 31, 2005.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Back to Index

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”).

A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of the Company’s internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of October 31, 2005:

•	The Company did not maintain effective controls over the existence and valuation of its accounts payable related to inventory purchases. Specifically, the Company did not maintain effective controls to identify, analyze and reconcile amounts related to inventory purchases included in accounts payable to underlying supporting documentation. This control deficiency resulted in audit adjustments to the 2005 annual consolidated financial statements. In addition, this control deficiency could result in a misstatement of the accounts payable, inventory or cost of goods accounts or related disclosures that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•	The Company did not maintain effective controls over the accuracy of the amortization of its capitalized software development costs. Specifically, the Company did not have effective controls to accurately prepare and review inputs to a spreadsheet application used to calculate amortization expense related to capitalized software development costs. This control deficiency resulted in audit adjustments to the 2005 annual consolidated financial statements. In addition, this control deficiency could result in a misstatement of the capitalized software development costs or amortization expense or related disclosures that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management has concluded that, as a result of these material weaknesses, the Company did not maintain effective internal control over financial reporting as of October 31, 2005, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on pages 50 and 51 of this Annual Report on Form 10-K.

Paul Eibeler	Karl H. Winters
Chief Executive Officer and President	Chief Financial Officer

Management’s Remediation Initiatives

We have developed remediation plans and initiated action steps designed to address each of the material weaknesses in the internal control over financial reporting identified above and to implement appropriate corrective actions that are required to improve the design and operating effectiveness of internal control over financial reporting, including the enhancement of the Company’s policies, systems and procedures. Specifically, we are in the process of implementing the following measures to remediate the control deficiencies identified above:

Back to Index

•	Enhancing the design of the monthly account review process related to these account reconciliations to provide for supplementary detailed monthly review and documentation of account analyses by corporate management and Internal Audit.

•	Providing additional levels of review of accounting personnel work product through the use of consultants and will ensure additional personnel are hired.

•	Initiating a feasibility study regarding the development of a system to automate the calculation of our software development costs (asset) and the related expense.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Back to Index

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2006, entitled “Election of Directors” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2006, entitled “Executive Compensation” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2006, entitled “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2006, entitled “Certain Relationships and Related Transactions” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2006, entitled “Principal Accountant Fees and Services” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Back to Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

	(i)	Financial Statements. See Index to Financial Statements on page 49 of this Report.

	(ii)	Financial Statement Schedule. See Note 22 to the Consolidated Financial Statements.

	(iii)	Exhibits

		3.1	Restated Certificate of Incorporation (9)

		3.1.1	Certificate of Designation, dated March 11, 1998 (9)

		3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998 (9)

		3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003 (9)

		3.2	By-Laws (1)

		10.1	1997 Stock Option Plan (1) +

		10.2	2002 Stock Option Plan (2) +

		10.3	Incentive Stock Plan. (2) +

		10.4	Employment Agreement, dated February 15, 2002 by and between the Company and Karl H. Winters. (5) +

		10.5	Letter Agreement dated April 14, 2004 by and between the Company and Paul Eibeler. (7)

		10.6	Employment agreement dated May 6, 2005 by and between the Company and Paul Eibeler. (11)

		10.7	Employment Agreement dated July 30, 2004 by and between the Company and Samuel A. Judd. (8)

		10.8	Employment Agreement dated July 30, 2004 by and between the Company and Gary Lewis (12)

		10.9	Licensed Publishing Agreement dated April 1, 2000 between Sony Computer Entertainment America, Inc. and the Company. (6) *

		10.10	Xbox Publisher License Agreement dated December 14, 2000 between Microsoft Corporation and the Company. (4) *

		10.11	Confidential License Agreement for Nintendo Game Cube dated September 24, 2001 between Nintendo of America, Inc. and the Company. (4) *

		10.12	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002. (3)

		10.13	Loan Agreement with Lloyds TBS Commercial and Take-Two Interactive Software Europe Ltd.

		10.14	Credit Agreement dated as of August 24, 2005, by and among the Company and JPMorgan Chase Bank, N.A., as initial lender and administrative agent (10).

		10.15	Form of Stock Option Grant Letter.

Back to Index

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Represents a management contract or compensatory plan or arrangement.

*	Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

(1)	Incorporated by reference to the applicable exhibit contained in the Company’s Registration Statement on Form SB-2 (File No. 333-6414).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2005.

(3)	Incorporated by reference to the applicable exhibit contained in the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2002.

(4)	Incorporated by reference to the applicable exhibit contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2001.

(5)	Incorporated by reference to the applicable exhibit contained in the Company’s Annual Report on Form 10-K/A in the year ended October 31, 2001.

(6)	Incorporated by reference to the applicable exhibit contained in the Company’s Current Report on Form 8-K dated May 7, 2002.

(7)	Incorporated by reference to the applicable exhibit contained in the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2004.

(8)	Incorporated by reference to the applicable exhibit contained in the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2004.

(9)	Incorporated by reference to the applicable exhibit contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2003.

(10)	Incorporated by reference to the applicable exhibit contained in the Company’s Current Report on Form 8-K filed August 30, 2005.

(11)	Incorporated by reference to the applicable exhibit contained in the Company’s Current Report on Form 8-K filed May 6, 2005.

(12)	Incorporated by reference to the applicable exhibit contained in the Company’s Current Report on Form 8-K filed January 6, 2006.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. YEAR ENDED OCTOBER 31, 2005

Back to Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Take-Two Interactive Software, Inc.:

We have completed an integrated audit of Take-Two Interactive Software, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of October 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Take-Two Interactive Software, Inc. and its subsidiaries at October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal Control over Financial Reporting

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K, that the Company did not maintain effective internal control over financial reporting as of October 31, 2005, because the Company (i) did not maintain effective controls over the existence and valuation of its accounts payable related to inventory purchases and (ii) did not maintain effective controls over the accuracy of the amortization of its capitalized software development costs, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide

Back to Index

reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of October 31, 2005:

•	The Company did not maintain effective controls over the existence and valuation of its accounts payable related to inventory purchases. Specifically, the Company did not maintain effective controls to identify, analyze and reconcile amounts related to inventory purchases included in accounts payable to underlying supporting documentation. This control deficiency resulted in audit adjustments to the 2005 annual consolidated financial statements. In addition, this control deficiency could result in a misstatement of the accounts payable, inventory or cost of goods accounts or related disclosures that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•	The Company did not maintain effective controls over the accuracy of the amortization of its capitalized software development costs. Specifically, the Company did not have effective controls to accurately prepare and review inputs to a spreadsheet application used to calculate amortization expense related to capitalized software development costs. This control deficiency resulted in audit adjustments to the 2005 annual consolidated financial statements. In addition, this control deficiency could result in a misstatement of the capitalized software development costs or amortization expense or related disclosures that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Take-Two Interactive Software, Inc. did not maintain effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal control-Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Take-Two Interactive Software, Inc. has not maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

s/ PricewaterhouseCoopers LLP
New York, New York
January 31, 2006

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Consolidated Balance Sheets (In thousands, except share and per share data)

	As of October 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$107,195	$155,095
Accounts receivable, net of allowances of $69,904 and $72,215 at
October 31, 2005 and 2004, respectively	198,068	285,709
Inventories	136,227	154,345
Software development costs	88,826	50,360
Licenses	7,651	4,240
Prepaid expenses and other current assets	64,332	60,018
Deferred tax assets	10,943	4,994

Total current assets	613,242	714,761

Fixed assets, net	48,617	34,291
Software development costs, net of current portion	19,602	13,962
Licenses, net of current portion	2,330	1,425
Goodwill	179,893	135,477
Intangibles, net	58,666	36,104
Deferred tax assets	5,506	7,546
Other assets	5,020	1,714

Total assets	$932,876	$945,280

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$133,353	$163,961
Accrued expenses and other current liabilities	90,702	125,567
Income taxes payable	10,220	17,319

Total current liabilities	234,275	306,847
Other long-term liabilities	2,467	2,963

Total liabilities	236,742	309,810

Stockholders’ equity
Common stock, par value $.01 per share; 100,000,000 shares authorized;
70,667,421 and 68,159,477 shares issued and outstanding at October 31, 2005 and 2004, respectively	707	682
Additional paid-in capital	418,053	381,928
Deferred compensation	(11,189)	(3,896)
Retained earnings	287,877	250,402
Accumulated other comprehensive income	686	6,354

Total stockholders’ equity	696,134	635,470

Total liabilities and stockholders’ equity	$932,876	$945,280

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Consolidated Statements of Operations (In thousands, except per share data)

	Years Ended October 31,
	2005	2004	2003

Net revenues	$1,202,595	$1,127,751	$1,033,693

Cost of goods sold
Product costs	593,377	619,685	537,257
Royalties	164,250	114,073	89,294
Software development costs	28,371	15,922	11,003

Total cost of goods sold	785,998	749,680	637,554

Gross profit	416,597	378,071	396,139
Operating expenses
Selling and marketing	157,715	117,606	103,015
General and administrative	123,725	98,226	88,083
Research and development	73,160	43,259	25,107
Depreciation and amortization	22,016	16,846	16,923

Total operating expenses	376,616	275,937	233,128

Income from operations	39,981	102,134	163,011

Interest income, net	3,715	1,976	2,265
Gain on sale of investments	—	—	39
Provision for settlement	—	(7,500)	––

Total non-operating income (expense)	3,715	(5,524)	2,304

Income before income taxes	43,696	96,610	165,315
Provision for income taxes	6,221	31,232	67,197

Net income	$37,475	$65,378	$98,118

Per share data:
Basic:
Weighted average common shares outstanding	69,859	67,104	62,948

Net income per share – Basic	$0.54	$0.97	$1.56

Diluted:
Weighted average common shares outstanding	70,899	68,523	64,946

Net income per share – Diluted	$0.53	$0.95	$1.51

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	Years Ended October 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$37,475	$65,378	$98,118
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,016	16,846	12,516
Amortization of intellectual property and other	11,838	19,801	17,193
Amortization of compensatory stock	14,860	3,331	3,445
Amortization of software development costs and licenses	73,314	53,681	30,005
Write-off of software development costs and licenses	8,645	8,772	9,588
Non-cash charges for consolidation of distribution facilities	––	––	5,474
Provision for deferred taxes	(5,531)	(12,693)	13,040
Provision for sales allowances and doubtful accounts	147,689	181,055	124,651
Tax benefit from exercise of stock options	12,286	4,136	20,858
Foreign currency transaction gain	(1,560)	(1,199)	(2,015)
(Payment) provision for SEC settlement	(7,500)	7,500	––
Other	14	(700)	(70)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(65,977)	(302,811)	(185,786)
Decrease (increase) in inventories	18,099	(50,532)	(25,146)
Increase in software development costs	(127,304)	(88,072)	(45,808)
Increase in licenses	(11,305)	(6,276)	(113)
Increase in prepaid expenses and other current assets	(9,174)	(11,397)	(7,423)
Increase in other non-current assets	(3,306)	(1,301)	—
(Decrease) increase in accounts payable	(31,703)	62,277	20,148
(Decrease) increase in accrued expenses and other liabilities	(37,099)	50,114	4,445
(Decrease) increase in income taxes payable	(5,797)	22,548	(12,492)

Net cash provided by operating activities	39,980	20,458	80,628

Cash flows from investing activities:
Purchase of fixed assets	(29,031)	(21,586)	(15,464)
Acquisitions, net of cash acquired	(37,753)	(39,336)	(27,973)
Acquisition of intangible assets	(24,250)	(3,500)	(2,075)
Proceeds from the sale of fixed assets and investments	––	––	114
Other investing activities	––	––	(483)

Net cash used in investing activities	(91,034)	(64,422)	(45,881)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	31,223	16,683	44,865
Purchase of treasury shares	(24,929)	––	––
Other financing activities	(71)	(368)	(303)

Net cash provided by financing activities	6,223	16,315	44,562

Effect of foreign exchange rates on cash and cash equivalents	(3,069)	(733)	(4,201)

Net (decrease) increase in cash for the period	(47,900)	(28,382)	75,108
Cash and cash equivalents, beginning of the period	155,095	183,477	108,369

Cash and cash equivalents, end of the period	$107,195	$155,095	$183,477

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Consolidated Statements of Cash Flows (continued) (In thousands)

	Years Ended October 31,
	2005	2004	2003

Supplemental information of businesses acquired:
Fair value of assets acquired
Current assets	$961	$3,989	$437
Non-current assets	1,911	5,143	507
Intangible assets	14,170	14,364	4,720
Goodwill	45,016	31,298	38,692
Less, liabilities assumed
Current liabilities	(5,451)	(6,300)	(3,576)
Deferred income taxes	(3,192)	(3,076)	––

Net assets of businesses acquired, excluding cash	$53,415	$45,418	$40,780

Cash paid for businesses acquired	$39,550	$40,250	$29,257
Less cash acquired	(1,797)	(914)	(1,284)

Net cash paid for businesses acquired	37,753	39,336	27,973

Additional consideration in connection with acquisitions	7,819	––	6,250
Deferred and contingent consideration	5,843	922	––
Issuance of common stock in connection with acquisitions	2,000	5,160	6,557

Total consideration	$53,415	$45,418	$40,780

Supplemental data:
Issuance of warrants to licensor	$1,183	$––	$––

Cash paid during the year for interest	$281	$163	$110

Cash paid during the year for taxes	$38,350	$23,364	$48,361

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Consolidated Statements of Stockholders’ Equity For the years ended October 31, 2003, 2004 and 2005 (In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount

Balance, October 31, 2002	60,543	$605	$273,301	$(227)	$86,906	$(5,041)	$355,544

Foreign currency translation adjustment, net of taxes	—	—	—	—	—	4,119	4,119
Net unrealized loss on investments, net of taxes of $9	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	98,118	—	98,118

Comprehensive income							102,223

Proceeds from exercise of stock options and warrants	5,106	51	44,814	—	—	—	44,865
Amortization of deferred compensation	—	—	—	3,427	—	—	3,427
Issuance of common stock in connection with acquisition	354	4	6,553	—	—	—	6,557
Issuance of compensatory stock and stock options	338	3	5,105	(5,090)	—	—	18
Tax benefit in connection with the exercise of stock options	—	—	20,858	––	—	—	20,858

Balance, October 31, 2003	66,341	$663	$350,631	$(1,890)	$185,024	$(936)	$533,492

Foreign currency translation adjustment, net of taxes	—	—	—	—	—	7,290	7,290
Net income	—	—	—	—	65,378	—	65,378

Comprehensive income							72,668

Proceeds from exercise of stock options and warrants	1,326	13	16,670	—	—	—	16,683
Amortization of deferred compensation	—	—	—	3,331	—	—	3,331
Issuance of common stock in connection with acquisition	246	3	5,157	—	—	—	5,160
Issuance of compensatory stock and stock options	246	3	5,334	(5,337)	—	—	—
Tax benefit in connection with the exercise of stock options	—	—	4,136	—	—	—	4,136

Balance, October 31, 2004	68,159	$682	$381,928	$(3,896)	$250,402	$6,354	$635,470

Foreign currency translation adjustment, net of taxes	—	—	—	—	—	(5,668)	(5,668)
Net income	—	—	—	—	37,475	—	37,475

Comprehensive income							31,807

Purchase of treasury shares, retired	(925)	(9)	(24,920)	—	—	—	(24,929)
Exchange of treasury shares, retired	(367)	(4)	(8,307)	—	—	—	(8,311)
Proceeds from exercise of stock options and warrants	2,753	27	31,196	—	—	—	31,223
Amortization of deferred compensation	—	—	—	14,860	—	—	14,860
Issuance of common stock in connection with acquisition	82	1	1,999	—	—	—	2,000
Issuance of compensatory stock and stock options	965	10	22,688	(22,153)	—	—	545
Tax benefit in connection with the exercise of stock options	—	—	12,286	—	—	—	12,286
Issuance of warrants to licensor	—	—	1,183	—	—	—	1,183

Balance, October 31, 2005	70,667	$707	$418,053	$(11,189)	$287,877	$686	$696,134

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

2.       SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries and of entities for which the Company is deemed to be the primary beneficiary as defined in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” All material inter-company balances and transactions have been eliminated in consolidation.

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of software development costs, licenses and intangibles, valuation of inventories, realization of deferred income taxes and the adequacy of allowances for returns, price concessions and doubtful accounts. Actual amounts could differ significantly from these estimates.

Sales of Grand Theft Auto: San Andreas in North America during fiscal 2005 were negatively impacted by the re-rating of this title from “M” to “AO” in July 2005. In July 2005, the Company initially recorded a provision of $32,637 for product returns as a result of the re-rating. The provision was subsequently reduced by approximately $8,154 in the fourth quarter of fiscal 2005 due to better than expected sell-through of the product and lower processing costs related to product returns. The resulting impact on the Company’s consolidated results of operations in fiscal 2005 was a reduction of $24.5 million, $5.9 million, $18.6 million and $18.6 million for net revenues, cost of goods sold, gross profit and income from operations, respectively.

At October 31, 2005, the Company’s accounts receivable balance is net of reserves of approximately $7,714 for remaining product returns primarily related to the Company’s North American retail inventory of Grand Theft Auto: San Andreas as a result of the re-rating.

Stock Split

In April 2005, the Company effected a three-for-two stock split in the form of a stock dividend. Accordingly, all share and per share data in the accompanying consolidated financial statements and notes thereto give retroactive effect to the stock split.

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

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

The Company transacts business in various foreign currencies and has significant sales and purchase transactions denominated in foreign currencies. The Company uses forward exchange contracts to mitigate foreign currency risk associated with foreign currency assets and liabilities, primarily certain intercompany receivables and payables. The Company does not designate foreign currency forward contracts as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result the Company marks to market its foreign currency forward contracts each period and any gains and losses are recognized in net income. At October 31, 2005, the Company has no outstanding foreign currency forward contracts.

Concentration of Credit Risk

A significant portion of the Company’s cash balance is maintained with several major financial institutions. While the Company attempts to limit credit exposure with any single institution, there are times that balances will exceed insurable amounts.

If the financial condition and operations of the Company’s customers deteriorate, the risk of collection could increase substantially. As of October 31, 2005 and 2004, receivables from the Company’s five largest customers amounted to approximately 56.6% and 45.1% of the Company’s net receivable balance, respectively, with two customers accounting for 21.7% and 10.8% of such balance at October 31, 2005 and with two customers accounting for 12.8% and 11.2% of such balance at October 31, 2004. Except for the largest customers noted above, all receivable balances from the remaining individual customers are less than 10% of the Company’s net receivable balance.

Inventories, net

Inventories are stated at the lower of average cost or market. The Company periodically evaluates the carrying value of its inventories and makes adjustments as necessary. Estimated product returns are included in the inventory balance at their cost.

Software Development Costs

The Company utilizes both internal development teams and third-party software developers to develop its products.

The Company capitalizes internal software development costs, as well as film production and other content costs, subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of goods sold is recorded on a title-by-title basis based on the greater of the proportion of current year net revenues to the total of current and estimated future net revenues for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, the Company evaluates the recoverability of capitalized software costs based on undiscounted future cash flows and charges to cost of goods sold any amounts that are deemed unrecoverable.

Agreements with third-party developers generally provide the Company with exclusive publishing and distribution rights and require the Company to make advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs. Advance payments are capitalized subsequent to establishing technological feasibility and amortized as royalties in cost of goods sold on a title-by-title basis based on the greater of the proportion of current year net revenues to the total of current and estimated future net revenues for that title or the contractual royalty rate based on actual net product net revenues as defined in the respective agreements. At each balance sheet date, the Company evaluates the recoverability of advanced development payments and unrecognized minimum commitments not yet paid to determine the amounts unlikely to be realized through product sales. Advance payments are charged to cost of goods sold in the amount that management determines is unrecoverable in the period in which such determination is made or if management determines that it will cancel a development project. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

Licenses

Licenses consist of payments and guarantees made to licensors of intellectual property rights. Agreements with certain licensors provide for minimum guaranteed payments for intellectual property licenses and other licensing rights which may be recouped against amounts due to the licensor or developer based on product net revenues. Minimum guaranteed payments are initially recorded as an asset (licenses) and as a liability (accrued licenses) at the contractual amount upon execution of the contract when no significant performance remains with the licensor. When significant performance remains with the licensor, the Company records payments when actually paid.

Licenses are amortized as royalties in cost of goods sold on a title-by-title basis based on the greater of the proportion of current year net revenues to the total of current and estimated future net revenues for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. At each balance sheet date, the Company evaluates licenses as well as any unrecognized minimum commitments not yet paid to determine the amounts unlikely to be realized through product sales. License-based assets are charged to cost of goods sold in the amount that management determines is not probable of being recouped at the contractual royalty rate based on current and future net revenues in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

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

The Company performs an annual test for impairment of goodwill, in the fourth quarter of each fiscal year. The Company determines the fair value of each reporting unit using discounted cash flow analysis and compares such values to the respective reporting unit’s carrying amount. At October 31, 2005 and 2004, the fair value of the Company’s reporting units exceeded the carrying amounts and no impairment was indicated.

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

Revenue Recognition

The Company earns its revenue from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third-party developers (“Publishing revenue”). The Company also earns revenue from the sale of interactive software titles published by third parties, hardware and accessories (“Distribution revenue”).

The Company recognizes revenue upon the transfer of title and risk of loss to its customers. The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition” in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition.” Accordingly, the Company recognizes revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the software is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. The Company’s payment arrangements with customers typically provide net 30 and 60-day terms.

Revenue is recognized after deducting estimated reserves for returns, price concessions and other allowances. In circumstances when the Company does not have a reliable basis to estimate returns and price concessions or is unable to determine that collection of a receivable is probable, it defers the revenue until such time as it can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

Allowances for Returns, Price Concessions and Other Allowances

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

The Company makes estimates of future product returns and price concessions related to current period product revenue. The Company estimates the amount of future returns and price concessions for

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

published titles based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of a hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions and changes in demand and acceptance of its products by consumers.

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

Consideration Given to Customers and Received from Vendors

The Company has various marketing arrangements with retailers and distributors of its products that provide for cooperative advertising and market development funds, among others. Such amounts are accrued as a reduction to revenue when revenue is recognized, except for cooperative advertising which is included in selling and marketing expenses if there is a separate identifiable benefit and the benefit’s fair value can be established.

The Company also receives various incentives from its manufacturers. Such amounts are generally accounted for as a reduction in the price of the manufacturer’s product and included as a reduction of inventory or cost of goods sold, except where the incentive is in exchange for services rendered by the Company. Incentives in exchange for services are included in revenue providing there is an identifiable benefit to the vendor and the benefit’s value can be established.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended October 31, 2005, 2004, and 2003 amounted to $101,077, $72,165 and $55,795, respectively.

Research and Development Expense

Research and development costs are expensed as incurred. A substantial portion of research and development costs are capitalized once software development projects reach technological feasibility, which is relatively early in the development process, and subsequently amortized as cost of goods sold. See Note 7 “Software Development Costs.”

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

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s net income and the net income per share would have been reduced to the proforma amounts indicated below:

	Years Ended October 31,
	2005	2004	2003

Net income, as reported	$37,475	$65,378	$98,118
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (primarily restricted stock)	9,078	2,036	2,123

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28,134)	(15,946)	(18,194)

Proforma net income	$18,419	$51,468	$82,047

Earnings per share:
Basic – as reported	$0.54	$0.97	$1.56
Basic – proforma	0.26	0.77	1.30
Diluted – as reported	0.53	0.95	1.51
Diluted – proforma	0.26	0.75	1.26

The proforma disclosures shown are not representative of the effects on net income and the net income per share in future periods.

The weighted average per share fair values of options granted are $12.99, $12.26 and $10.03 for the years ended October 31, 2005, 2004 and 2003. The fair value of the Company’s stock options used to compute proforma net income and per share disclosures is the estimated present value at the grant date using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003

Risk free interest rate	3.8%	3.4%	2.6%
Expected stock price volatility	62.4%	71.9%	78.0%
Expected term until exercise (years)	4.5	4.4	4.2
Dividends	None	None	None

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which revised Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation.” This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005.

The Company will adopt SFAS 123(R) on November 1, 2005, as required, and has chosen the Modified Prospective Application (“MPA”) method for implementing SFAS 123(R). Under the MPA method, new awards will be valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of October 31, 2005 will be recognized as compensation cost over the remaining requisite service period. Prior periods will not be restated. The adoption of SFAS 123(R) will reduce reported net income and earnings per share.

The Company currently estimates that income from operations in fiscal 2006 will be reduced by additional compensation expense of approximately $22.0 million to $25.0 million due to the adoption

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

of this Standard. The actual impact of adopting SFAS No. 123(R) in fiscal 2006 could differ from this estimate depending upon the number and timing of options granted during fiscal 2006, as well as their vesting period and vesting criteria. The Company’s assessment, which includes an estimate for future grants, is based on the Black-Scholes option pricing model and is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of the Company’s stock price and employee stock option exercise behaviors. As such, actual stock option expense may differ materially from this estimate.

Net Income per Share

Basic earnings per share (“EPS”) is computed by dividing the net income applicable to common stockholders for the year by the weighted-average number of common shares outstanding during the year. Diluted EPS is computed by dividing the net income applicable to common stockholders for the year by the weighted-average number of common and common stock equivalents, which include common shares issuable upon the exercise of stock options, restricted stock and warrants outstanding during the year. Common stock equivalents are excluded from the computation if their effect is antidilutive.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in income in the period in which they occur, except on intercompany balances considered to be long term. Transaction gains and losses on intercompany balances considered to be long term are recorded in other comprehensive income, net of taxes. Foreign exchange transaction gains included in net income for the years ended October 31, 2005, 2004 and 2003 amounted to $1,560, $1,199 and $2,015, respectively.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income adjusted for the change in foreign currency translation adjustments net of tax, if applicable, and the change in net unrealized gain (loss) from investments.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS 154 will have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchange of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153, effective August 1, 2005, had no impact on the Company’s financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

3.       BUSINESS ACQUISITIONS AND CONSOLIDATION

The acquisitions described below have been accounted for as purchase transactions, accordingly, the results of operations and financial position of the acquired businesses are included in the Company’s consolidated financial statements from the respective dates of acquisition. To the extent that the purchase price allocation for these acquisitions is preliminary, the Company does not expect that the final purchase price allocation will be materially different. With the exception of the acquisition of TDK in December 2003, the proforma impact of these acquisitions was not material.

2005 Transactions

In August 2005, the Company acquired all of the outstanding membership interests in Irrational Studios (“Irrational”), the developer of certain of the Company’s titles. The purchase price consisted of $4,212 in cash and $2,000 of restricted stock, which was payable at closing, $1,550 of development advances previously paid to Irrational and $2,000 of deferred consideration which is payable in equal amounts on the first and second anniversary dates of the acquisition. In connection with the acquisition, the Company recorded $2,250 of identifiable intangible assets, $7,665 of goodwill, which is deductible for tax purposes, $187 of non-current assets and $340 of net current liabilities, on a preliminary basis. The Company also agreed to make additional payments of $2,000 based on the delivery of products which will be recorded as additional purchase price when the conditions requiring their payment are met.

In June 2005, the Company acquired all of the outstanding capital stock of Gaia Capital Group and its wholly-owned subsidiaries (“Gaia”), the developers of certain of the Company’s titles. The purchase price consisted of $5,748 in cash, $4,055 of development advances previously paid to Gaia and deferred consideration of $1,597. In connection with the acquisition, the Company recorded $3,940 of identifiable intangible assets, $7,918 of goodwill, which is deductible for tax purposes, $528 of non-current assets and $986 of net current liabilities, on a preliminary basis.

In January 2005, the Company acquired from SEGA all of the outstanding capital stock of Visual Concepts Entertainment and its wholly-owned subsidiary, Kush Games, the developers of certain of the Company’s sports titles, and certain intellectual property rights associated with these products. The purchase price consisted of $27,794 in cash, $1,866 of development advances previously paid to SEGA and contingent consideration of $2,593 based on the release of certain titles. In connection with the acquisition, the Company recorded $7,980 of identifiable intangible assets, $29,433 of goodwill, which is not deductible for tax purposes, $1,196 of non-current assets, $3,164 of net current liabilities and $3,192 of deferred tax liabilities related to identifiable intangible assets, on a preliminary basis.

Pursuant to FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), the results of operations of Destineer Publishing Corp. (“Destineer”), a publisher of PC games, were consolidated in the Company’s financial statements effective November 1, 2003 through January 31, 2005. Effective February 1, 2005, the Company is no longer considered the primary beneficiary of Destineer nor does the Company hold a significant variable interest in Destineer. Accordingly, pursuant to the requirements of FIN 46(R), the results of Destineer’s operations are not included in the Company’s consolidated financial statements subsequent to February 1, 2005. The consolidation of Destineer did not have a material impact on the Company’s consolidated financial statements.

2004 Transactions

In October 2004, the Company acquired certain assets from Microsoft, including Indie Built (“Indie”), the developer of Top Spin (tennis), Amped series (snowboarding) and Links (golf) and the intellectual property rights associated with these products. The purchase price for these assets was $18,500 paid in cash at closing. In connection with the acquisition, the Company recorded $5,828 in identifiable intangible assets, $9,890 of goodwill, which is deductible for tax purposes, $280 of fixed assets, $1,317 of accounts receivable and $1,185 of net other current assets.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

In September 2004, the Company acquired all the outstanding capital stock of Venom Games, a UK-based developer of the boxing games Rocky and Rocky Legends. The purchase price was $1,181 paid in cash at closing. In connection with the acquisition, the Company recorded identifiable intangibles of $750, goodwill of $626, which is deductible for tax purposes, and net current liabilities of $195.

In March 2004, the Company acquired all the outstanding capital stock of Mobius Entertainment (“Mobius”), a UK-based developer of titles for handheld platforms, including Sony’s PSP platform. The purchase price was approximately $4,515, of which $3,593 was paid in cash at closing and approximately $922 was paid in March 2005. In connection with the acquisition, the Company recorded identifiable intangibles of $96, goodwill of $4,681, which is not deductible for tax purposes, and net liabilities of $262. The Company also agreed to make additional contingent payments of approximately $1,950 based on delivery of products, which will be recorded as additional purchase price when the conditions requiring their payment are probable.

In December 2003, the Company acquired all of the outstanding capital stock and assumed certain liabilities of TDK Mediactive, Inc. (“TDK”). The purchase price of approximately $21,222 consisted of $16,062 in cash (which includes $8,051 previously due to TDK under a distribution agreement) and issuance of 163,641 shares of the Company’s restricted stock valued at $5,160. In connection with the acquisition, the Company recorded identifiable intangibles of $7,690, goodwill of $16,101, which is not deductible for tax purposes, net deferred tax assets of $978 and net liabilities of $3,547.

The unaudited proforma data below for the year ended October 31, 2003 is presented as if the purchase of TDK had been made as of November 1, 2002. The unaudited proforma financial information is based on management’s estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisition had, in fact, been completed on the date assumed, or which may result in the future. Proforma financial information for fiscal 2004 is not presented since the impact is not material as the acquisition was made near the beginning of the fiscal year.

Year Ended October 31, 2003

Net revenues	$1,063,359

Net income	$80,403

Net income per share – Basic	$1.27

Net income per share – Diluted	$1.23

2003 Transactions

During the quarter ended July 31, 2003, the Company acquired the assets of Frog City, Inc. (“Frog City”), the developer of Tropico 2: Pirate Cove, and the outstanding membership interests of Cat Daddy Games LLC (“Cat Daddy”), another development studio. The total purchase price for both studios consisted of $757 in cash and $319 of development advances previously paid to Frog City. The Company also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy, based on a percentage of Cat Daddy’s profits for the first three years after acquisition, which will be recorded as compensation expense if the targets are met. In connection with the acquisitions, the Company recorded goodwill of $1,267, which is deductible for tax purposes, and net liabilities of $191.

In November 2002, the Company acquired all of the outstanding capital stock of Angel Studios, Inc. (“Angel”), the developer of Midnight Club and Smuggler’s Run. The purchase price consisted of $28,500 in cash, 235,679 shares of restricted common stock (valued at $6,557), and $5,931 (net of $801 of royalties payable to Angel) of development advances previously paid to Angel. In connection with the acquisition, the Company recorded identifiable intangibles of $4,720 (comprised of intellectual property of $2,810, technology of $1,600 and non-competition agreements of $310), goodwill of $37,425, which is not deductible for tax purposes, $1,474 of deferred tax liabilities, and net assets of $329.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

4.      NET INCOME PER SHARE

The following table provides a reconciliation of basic earnings per share to diluted earnings per share for the years ended October 31, 2005, 2004, and 2003.

	Net	Shares	Per Share
	Income	(in thousands)	Amount

Year Ended October 31, 2005
Basic	$37,475	69,859	$0.54
Effect of dilutive securities – Stock options, restricted stock and warrants	—	1,040

Diluted	$37,475	70,899	$0.53

Year Ended October 31, 2004
Basic	$65,378	67,104	$0.97
Effect of dilutive securities – Stock options, restricted stock and warrants	—	1,419

Diluted	$65,378	68,523	$0.95

Year Ended October 31, 2003
Basic	$98,118	62,948	$1.56
Effect of dilutive securities – Stock options, restricted stock, and warrants	—	1,998

Diluted	$98,118	64,946	$1.51

The computation for diluted number of shares excludes those unexercised stock options and warrants, which are antidilutive. The number of such shares was 3,126,000, 579,000 and 1,000,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

5.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of and changes in accumulated other comprehensive income (loss) are:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance at November 1, 2002	$(5,055)	$14	$(5,041)
Comprehensive income (loss) changes during the year, net of taxes of $9	4,119	(14)	4,105

Balance at October 31, 2003	(936)	––	(936)
Comprehensive income changes during the year	7,290	––	7,290

Balance at October 31, 2004	6,354	––	6,354
Comprehensive income changes during the year	(5,668)	––	(5,668)

Balance at October 31, 2005	$686	$––	$686

The taxes in the above table relate to the changes in the net unrealized gain (loss) on investments. The foreign currency adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

6.      INVENTORIES

As of October 31, 2005 and 2004, inventories consist of:

	2005	2004

Finished products	$128,753	$147,199
Parts and supplies	7,474	7,146

Total	$136,227	$154,345

Estimated product returns included in inventories at October 31, 2005 and 2004 are $8,857 and $7,371, respectively.

7.     SOFTWARE DEVELOPMENT COSTS

The following table provides the details of software development costs:

	Years Ended October 31,
	2005	2004	2003

Beginning balance	$64,322	$36,746	$36,691
Additions	118,711	87,405	38,593
Amortization	(66,881)	(52,845)	(30,005)
Write down	(8,089)	(8,772)	(9,588)
Foreign exchange	365	1,788	1,055

Ending balance	108,428	64,322	36,746
Less current portion	88,826	50,360	21,623

Non-current portion	$19,602	$13,962	$15,123

The amount of internally developed software included in software development costs was $60,324 and $27,785 at October 31, 2005 and October 31, 2004, respectively. The amount of software development costs resulting from advance payments and guarantees to third-party developers was $48,104 and $36,537 at October 31, 2005 and October 31, 2004, respectively. Amounts due to third-party developers were previously classified as prepaid royalties in the Company’s 2004 and 2003 consolidated financial statements.

Software development costs at October 31, 2005 and 2004 included amounts of $77,544 and $49,304, respectively, related to titles that have not been released yet.

Previously, all internal software development costs in fiscal 2001 through 2004 were classified as long-term which was not consistent with the accounting for external software development costs which are classified as either current or non-current based on the expected current year net revenues to the total of current and estimated future net revenues related to the release of a video game title. In 2004 and 2003, internal software development costs of $16,380 and $9,652, respectively, were reclassified to short-term software development costs to conform to the current year presentation for comparative purposes. See Note 2 to the Consolidated Financial Statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

8.     LICENSES

The following table provides the details of licenses:

	Years Ended October 31,
	2005	2004	2003

Beginning balance	$5,665	$225	$112
Additions	11,305	6,276	113
Amortization	(6,433)	(836)	––
Write down	(556)	––	––

Ending balance	9,981	5,665	225
Less current portion	7,651	4,240	225

Non-current portion	$2,330	$1,425	$––

Included in licenses at October 31, 2005 and October 31, 2004 are $5,466 and $5,593 related to titles that have not been released yet.

9.     FIXED ASSETS, NET

As of October 31, 2005 and 2004, fixed assets consist of:

	2005	2004

Computer equipment	$22,893	$16,973
Office equipment	13,940	6,405
Computer software	26,411	15,480
Furniture and fixtures	6,338	4,413
Leasehold improvements	19,031	10,906
Capital leases	398	398
Construction in progress	––	3,922

	89,011	58,497
Less: accumulated depreciation and amortization	40,394	24,206

Total	$48,617	$34,291

Depreciation expense for the years ended October 31, 2005, 2004, and 2003, amounted to $16,651, $12,443, and $9,510, respectively.

10.      GOODWILL AND INTANGIBLE ASSETS, NET

The following table sets forth the components of the intangible assets subject to amortization:

		As of October 31, 2005			As of October 31, 2004

	Range of	Gross			Gross
	Useful Life	Carrying	Accumulated		Carrying	Accumulated
	(years)	Amount	Amortization	Net	Amount	Amortization	Net

Trademarks	7-10	$29,365	$(14,145)	$15,220	$26,825	$(10,438)	$16,387
Customer lists and relationships	5-10	4,673	(3,282)	1,391	4,673	(3,007)	1,666
Intellectual property	2-6	69,927	(36,371)	33,556	39,783	(27,151)	12,632
Non-competition agreements	3-6	8,738	(4,472)	4,266	7,888	(3,002)	4,886
Technology	3	9,032	(4,799)	4,233	4,192	(3,659)	533

Total		$121,735	$(63,069)	$58,666	$83,361	$(47,257)	$36,104

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

The change in the gross carrying amount of intangibles for the years ended October 31, 2005 and 2004 is as follows:

	2005	2004

Beginning balance	$83,361	$68,820
Acquisitions	14,170	14,364
Purchase of intellectual property – Civilization	20,000	—
Other purchases of intangibles	5,564	894
Impairment charges	(1,360)	(717)

Ending balance	$121,735	$83,361

Amortization expense for the years ended October 31, 2005, 2004 and 2003 is as follows:

	Years Ended October 31,
	2005	2004	2003

Included in:
Cost of goods sold – product costs	$10,364	$18,870	$2,940
Depreciation and amortization	5,365	4,403	8,660

Total amortization expense	$15,729	$23,273	$11,600

Estimated amortization expense for the years ending October 31, is as follows:

2006	$17,375
2007	13,847
2008	12,221
2009	6,693
Thereafter	8,530

Total	$58,666

The change in goodwill for the years ended October 31, 2005 and 2004 is as follows:

	2005	2004

Beginning balance	$135,477	$101,498
Acquisitions:
Visual Concepts and Kush Games	29,433	—
Gaia	7,918	—
Irrational	7,665	—
TDK	(978)	17,079
Indie	(1,703)	11,593
Other	2,081	5,307

Ending balance	$179,893	$135,477

11.      LINES OF CREDIT

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

0.25% of the unused loan balance and borrowings under the agreement are collateralized by certain of the Company’s assets. The credit agreement also contains financial and other covenants (including a consolidated asset coverage ratio) and limits or prohibits the Company from paying cash dividends, merging or consolidating with another corporation, selling or acquiring assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. Available borrowings under the agreement are reduced by the amount of any outstanding stand-by letters of credit. The Company had no borrowings or stand-by letters of credit under the credit agreement and was in compliance with all financial and other covenants at October 31, 2005.

In May 2005, the Company’s United Kingdom subsidiary renewed its credit facility agreement with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $23,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2006. The Company had no outstanding guarantees and no borrowings under this facility as of October 31, 2005.

12.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of October 31, 2005 and 2004 consist of:

	2005	2004

Compensation and benefits	$23,729	$16,865
Royalties	17,940	56,012
Licenses	9,743	14,732
Provision for settlement	—	7,500
Deferred revenue	6,414	3,448
Rent and deferred rent obligations	6,484	2,977
Co-op advertising	3,802	3,487
Professional fees	7,219	2,140
Freight	2,321	5,354
Other	13,050	13,052

Total	$90,702	$125,567

13.	LEGAL AND OTHER PROCEEDINGS

Following the re-rating of Grand Theft Auto: San Andreas by the Entertainment Software Rating Board (“ESRB”) from “M” (age 17 and over) rating to an “AO” (age 18 and over) rating in July 2005, the Company was notified by the staff of the Federal Trade Commission’s (“FTC”) Division of Advertising Practices that it is conducting an inquiry into advertising claims made for the title and whether the Company engaged in unfair or deceptive acts or practices in violation of section 5 of the Federal Trade Commission Act, 15 U.S.C., Section 45. The Company is cooperating with the FTC inquiry and believes that it acted in accordance with all applicable laws and regulations. The Company cannot predict the outcome of this pending matter, which could result in the imposition of significant fines and penalties.

In January 2006, the City Attorney for the City of Los Angeles filed a complaint against the Company and its subsidiary, Rockstar Games, Inc. (“Rockstar”), in the Superior Court of the State of California. The complaint alleges that the Company and Rockstar violated sections of the California Business and Professions Code prohibiting untrue and misleading statements and unfair competition and that the Company and Rockstar were unjustly enriched as a result of the alleged failure to disclose that Grand Theft Auto: San Andreas contained “hidden” content which should have resulted in the game receiving an Adults Only (“AO”) rating from the ESRB rather than a Mature (“M”) rating. The complaint also alleges that the Company made misleading statements as to the origin of the “hidden” content. The complaint seeks injunctive relief, restitution for purchasers of the game and civil fines. The Company believes that the allegations in the City Attorney’s complaint are without merit, and intends to vigorously defend against these claims. However, the Company cannot predict the outcome of this action and, if determined adversely to the Company, such action could have a material adverse effect on the Company’s results of operations. The Company has also received requests for documents and information from the Attorneys General of the States of North Carolina and Connecticut relating to Grand Theft Auto: San Andreas.

In July 2005 the Company received three purported class action complaints against the Company and its subsidiary, Rockstar, which were filed in the United States District Court for the Southern District of New York (the “New York Actions”) and one such complaint which was filed in the United States District Court, Eastern District of Pennsylvania (the “Pennsylvania Action”). On September 8, 2005, another similar complaint was filed in the Circuit Court for the Twentieth Judicial District, St. Clair County, Illinois (the “Illinois Action”). The plaintiffs; alleged purchasers of

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

the Company’s Grand Theft Auto: San Andreas game, allege that the Company and Rockstar engaged in consumer deception, false advertising and common law fraud and were unjustly enriched as a result of the alleged failure of the Company and Rockstar to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving an “M” rating from the ESRB rather than an “AO” rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. The New York Actions and the Pennsylvania Action have been consolidated in the Southern District of New York under the caption In re Grand Theft Auto Video Game Consumer Litigation, (05-CV-6734 (BSJ)). The Illinois Action has been removed to the United States District Court for the Southern District of Illinois, and the Company has moved the Judicial Panel on Multidistrict Litigation for an order transferring the Illinois Action to the Southern District of New York for coordinated or consolidated proceedings with the actions pending in New York. The Company believes these complaints are without merit and intends to vigorously defend and seek dismissals of these actions. However, the Company cannot predict the outcome of these actions and, if determined adversely to the Company, such actions could have a material adverse effect on the Company’s results of operations.

In February 2005, the personal representatives of the Estates of Arnold Strickland and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against the Company, Sony Computer of America, Wal-Mart, GameStop and Devin Moore alleging under Alabama’s manufacturers’ liability and wrongful death statutes that the Company’s video games designed, manufactured, marketed and/or supplied to Mr. Moore resulted in “copycat violence” that caused the death of Messrs. Strickland and Mealer. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600 million. Wal-Mart and Sony Computer of America have tendered their defense and requested indemnification from the Company, and the Company has accepted such tender. The Company’s motion to dismiss the action was denied and the Company moved to have certain issues certified for an immediate interlocutory appeal before the Alabama Supreme Court. The Company believes the complaint is without merit and intends to vigorously defend and seek dismissal of this action. However, the Company cannot predict the outcome of this action and, if determined adversely to the Company, such action could have a material adverse effect on the Company’s results of operations.

The Company has been advised that a purported class action has been filed in the Southern District of New York on behalf of St. Clair Shore General Employees Retirement System and other similarly situated plaintiffs against the Company and certain individuals alleging violations of the Securities Exchange Act regarding purported breaches of fiduciary duty and illegal insider trading. The Company has not been served in the action and not yet obtained or reviewed a copy of the complaint. The Company cannot predict the outcome of this action.

In January 2006, a proceeding was commenced in Delaware Chancery Court (Veek v. Take-Two Interactive Software, Inc.) seeking to compel the Company to produce certain books and records pursuant to Section 220 of Delaware Corporation Law in connection with Grand Theft Auto: San Andreas. The Company cannot predict the outcome of this action.

The Company is involved in routine litigation in the ordinary course of its business, which in management’s opinion will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

14.	COMMITMENTS AND CONTINGENCIES

A summary of annual minimum contractual obligations and commitments as of October 31, 2005 is as follows:

Fiscal Years Ending October 31,	Licensing and Marketing Agreements	Software Development Agreements	Leases	Distribution Agreements	Total

2006	$60,095	$50,645	$17,414	$3,332	$131,486
2007	48,798	10,549	14,997	1,675	76,019
2008	48,542	6,761	13,734	—	69,037
2009	49,075	26	13,458	—	62,559
2010	48,925	—	11,408	—	60,333
Thereafter	90,325	—	30,237	—	120,562

	$345,760	$67,981	$101,248	$5,007	$519,996

Licensing and Marketing Agreements: The Company’s license expense consists primarily of payments made to licensors for intellectual property rights under agreements which expire at various times through December 2012. As of October 31, 2005, the Company has minimum guaranteed licensing and marketing commitments of $345,760 outstanding, of which $5,747 is recorded in the Company’s consolidated balance sheet as the licensor does not have any significant performance obligation to the

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

Company. Minimum guaranteed licensing and marketing commitments primarily reflect the Company’s agreements with major sports leagues and players’ associations.

Software Development Agreements: The Company’s payments made to third-party software developers include contractual advances and royalties under agreements which expire at various times through November 2008. Assuming performance by third-party developers, the Company has aggregate outstanding commitments of $67,981 under various software development agreements at October 31, 2005. The Company has also established an internal royalty program pursuant to which it pays royalties to its Rockstar development personnel based on product sales.

Lease Commitments: The Company’s office and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from April 2006 to September 2014. The Company also leases certain furniture, equipment and automobiles under non-cancelable leases expiring through November 2009. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term. Aggregate minimum rental payments through applicable lease expirations are $101,248 at October 31, 2005. Rent expense amounted to $13,484, $9,713 and $7,445 for the years ended October 31, 2005, 2004 and 2003, respectively.

Distribution Agreements: The Company periodically enters into distribution agreements to purchase various software games. These agreements, which expire between December 2005 and January 2007, require remaining aggregate minimum guaranteed payments of $5,007 at October 31, 2005.

Contingent Consideration: In fiscal 2005, in connection with the acquisition of Irrational, the Company agreed to make additional payments of $2,000 to the former owners of Irrational based on the delivery of products. The Company does not anticipate making these contingent payments within the next twelve months. Additionally, in fiscal 2005, in connection with the acquisition of Visual Concepts and Kush Games, the Company agreed to make additional payments of approximately $2,600 to SEGA based on the commercial release of products. The additional payments to SEGA are expected to be made in fiscal 2006.

In March 2005, the Company renegotiated a $6,000 contingent obligation due upon delivery of the final PC version of Duke Nukem Forever through the payment of $4,250 and issuance of a promissory note in the principal amount of $500. The payment of the promissory note is contingent upon the commercial release of such product prior to December 31, 2006.

In connection with the acquisition of Mobius in March 2004, the Company agreed to make additional contingent payments of approximately $1,950 based on the delivery of products. In fiscal 2003, the Company agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s future profits for the first three years after acquisition. The Company does not anticipate making these contingent payments within the next twelve months.

Other: The ESRB requires publishers to conduct pertinent content audit certifications with respect to certain top selling titles, the objective of which is to assess what portion, if any, of the games on the market include undisclosed pertinent content on the disc that undermines the accuracy of the ESRB rating. This self audit procedure applies to certain current titles and may be applied to additional titles in the future. The Company is currently conducting a self audit in accordance with the ESRB’s requirements. It is possible that there may be content in the Company’s games that could be determined to be pertinent content that causes a change to the current ESRB rating. In such event, the Company may be required to record a reserve for anticipated product returns and inventory obsolescence which could expose the Company to additional litigation, administrative fines and penalties and other potential liabilities and could adversely affect the Company’s operating results.

15.	INCOME TAXES

Income (loss) before income taxes for the three years ended October 31, 2005, 2004 and 2003:

	Years Ended October 31,
	2005	2004	2003

Domestic	$(29,146)	$45,734	$134,746
Foreign	72,842	50,876	30,569

Total	$43,696	$96,610	$165,315

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

Income tax expense (benefit) is as follows:

	Years Ended October 31,
	2005	2004	2003

Current:
Federal	$(6,339)	$28,289	$33,167
State and local	(1,622)	1,169	6,287
Foreign	19,713	14,467	14,703

	11,752	43,925	54,157
Deferred:
Federal	(4,272)	(11,217)	11,616
State and Local	(793)	(1,289)	1,424
Foreign	(466)	(187)	––

	(5,531)	(12,693)	13,040

Total	$6,221	$31,232	$67,197

A reconciliation of the Company’s effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Years Ended October 31,
	2005	2004	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%
Foreign tax expense differential	(13.0)	(3.9)	1.6
Foreign income exclusion	(6.2)	(4.0)	(5.5)
State and local taxes, net of federal benefit	(5.7)	1.7	2.4
Valuation allowances	2.9	1.3	6.3
Provision for settlement, not deductible	––	2.7	––
Other	1.2	(0.5)	0.8

Income tax expense	14.2%	32.3%	40.6%

The lower annual effective tax rate for 2005 is primarily due to a change in the mix of earnings, with a greater proportion of income being generated in lower tax jurisdictions, and a loss being generated in higher tax jurisdictions.

The components of the net deferred tax assets (liabilities) as of October 31, 2005 and 2004 consist of the following:

	2005	2004

Current:
Deferred tax assets (liabilities):
Sales returns and allowances (including bad debt)	$9,758	$6,273
Inventory reserves	5,097	2,658
Deferred rent	2,239	319
Deferred revenue	1,487	(206)
Capital loss carryforward	3,260	––
Other – including reserves	2,828	2,509
Capitalized software and depreciation	(7,400)	(3,394)

Total current deferred tax assets	17,269	8,159
Less: valuation allowance	(6,326)	(3,165)

Total current deferred tax assets, net	10,943	4,994

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

Non-current:
Deferred tax assets (liabilities):
Capital loss carryforward	7,003	7,800
State net operating losses	6,025	4,773
Acquired net operating losses	3,524	––
Foreign net operating losses	3,240	3,240
Intangible amortization	1,135	6,743
Capitalized software and depreciation	(2,247)	(2,362)

Total non-current deferred tax assets	18,680	20,194
Less: valuation allowances	(13,174)	(12,648)

Total non-current deferred tax assets, net	5,506	7,546

Total deferred tax asset, net	$16,449	$12,540

In accordance with FASB issued Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, the allocation of the valuation allowance between gross current and non-current deferred tax assets was made by jurisdiction, on a pro rata basis and is not classified based solely on the item to which it relates.

At October 31, 2005, the Company had capital loss carryforwards totaling approximately $26,800. The capital loss carryforwards will expire in the periods fiscal 2006 through fiscal 2008. Management does not expect to generate sufficient taxable income from capital transactions prior to the expiration of these benefits, and accordingly a valuation allowance of $10,200 has been recorded for this asset as it is more likely than not that the deferred tax asset related to these carryforwards will not be realized.

At October 31, 2005, the Company had foreign net operating losses of approximately $10,000 expiring between fiscal 2006 and fiscal 2010, and state net operating losses of approximately $93,000 expiring between fiscal 2011 and fiscal 2026. Management does not expect to generate sufficient taxable income in certain foreign and state jurisdictions in future years to fully utilize the net operating loss carryforwards before expiration, and accordingly valuation allowances have been recorded for these assets in the amounts of $3,200 and $6,000, respectively.

The total amount of undistributed earnings of foreign subsidiaries was approximately $166,000 and $111,000 for the years ended October 31, 2005 and 2004, respectively. It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends to the Company.

The Company is regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for reasonably foreseeable tax assessments. Additionally, the Company believes that any assessments in excess of the amounts provided for will not have a material adverse impact on the Consolidated Financial Statements.

16.	STOCKHOLDERS’ EQUITY

In January 2003, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $25,000 of the Company’s common stock from time to time in the open market or in privately negotiated transactions. In June and August 2005, the Company repurchased 925,341 shares of common stock at an aggregate cost of $24,929. All shares repurchased were retired in August 2005.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

In July 2005, the Company modified a stock compensation arrangement and accepted for return 412,500 shares of the Company’s common stock, held by three employees with a fair market value at the original issuance date of approximately $9,350, for cash bonuses payable in the future. At the date of modification, 366,667 shares were fully vested and $8,311 of compensation expense had been previously recognized. The remaining unvested shares were forfeited and the additional compensation expense of future cash bonuses of $1,039 is being recognized ratably as expense through February 2006. In October 2005, 412,500 common shares under this arrangement were retired.

In November 2003, at a special meeting, the Company’s stockholders voted to amend the certificate of incorporation to increase the Company’s authorized shares of common stock from 50,000,000 to 100,000,000 shares.

17.      EMPLOYEE SAVINGS PLAN

The Company maintains a 401(k) retirement savings plan and trust (the “401(k) Plan”). The 401(k) Plan is offered to all eligible employees and participants may make voluntary contributions. The Company began matching contributions in July 2002. The matching contribution expense incurred by the Company during the years ended October 31, 2005, 2004 and 2003 was $864, $583 and $384, respectively.

18.      STOCK-BASED PLANS

Incentive Stock Plan

The Incentive Stock Plan (“Incentive Plan”) was adopted by the Board of Directors on June 12, 2003 and approved by stockholders in June 2004. The Incentive Plan provides for the grant of restricted stock, deferred stock and other stock-based awards of the Company’s common stock to directors, officers and other employees of the Company. The cost of restricted shares granted is expensed on a straight-line basis over the vesting period, which ranges from one to four years. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. In June 2005, the stockholders approved an increase in the aggregate amount of shares to 2,500,000 shares from 1,500,000 shares.

Restricted shares granted under the plan and the weighted average fair value of the shares for the years ended October 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003

Restricted common stock (in thousands)	1,022	241	353
Weighted average share price	$22.90	$20.81	$15.41

Stock Option Plans

In June 2002, the stockholders of the Company approved the Company’s 2002 Stock Option Plan, as previously adopted by the Company’s Board of Directors (the “2002 Plan”), pursuant to which officers, directors, employees and consultants of the Company may receive stock options to purchase shares of Common Stock. In June 2005, the stockholders approved an increase in the aggregate amount of shares to 11,000,000 shares from 9,000,000 shares.

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

As of October 31, 2005 and 2004, the plans had outstanding stock options in the aggregate of 6,691,000 and 5,441,000 shares of the Company’s Common Stock, respectively, vesting at various times from 2006 to 2009 and expiring at various times from 2006 to 2010. Options granted generally vest over a period of three to five years.

Non-Plan Stock Options

As of October 31, 2005 and 2004, there are non-plan stock options outstanding for an aggregate of 804,000 and 2,026,000 shares of the Company’s Common Stock, respectively. The non-plan stock options outstanding at October 31, 2005 vest from 2006 to 2007 and expire at various times from 2006 to 2009.

For those options with exercise prices less than fair value of the underlying shares at the measurement date, the difference is recorded as deferred compensation and is amortized on a straight-line basis over the vesting period. The following table summarizes the activity in options under the plans inclusive of non-plan options:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(in thousands)	Price	(in thousands)	Price	(in thousands)	Price

Options outstanding at beginning of year	7,467	$15.87	6,855	$13.49	8,617	$9.36
Granted-exercise price equal to fair values	2,940	23.95	2,931	21.16	3,663	16.85
Granted-exercise price less than fair value	––	––	––	––	––	––
Exercised	(2,717)	11.58	(1,560)	13.73	(5,127)	8.99
Forfeited	(195)	20.75	(759)	19.17	(298)	12.70

Options outstanding at October 31	7,495	$20.47	7,467	$15.87	6,855	$13.49

Options exercisable at October 31	3,135	$17.56	3,258	$12.00	2,084	$10.06

The following summarizes information about stock options outstanding and exercisable at October 31, 2005:

	Options Outstanding			Options Exercisable

			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual		Average	Contractual
	Shares	Exercise	Life	Shares	Exercise	Life
Range of Exercise Prices	(in thousands)	Price	(in years)	(in thousands)	Price	(in years)

$3.66 – $12.23	497	$9.25	1.1	497	$9.25	1.1
$12.93 – $16.87	865	14.07	2.2	627	13.89	2.1
$17.19 – $21.28	2,796	20.11	3.5	1,529	20.12	3.6
$21.79 – $26.59	3,337	24.12	4.2	482	22.75	3.2

	7,495			3,135

Compensation expense for all stock-based plans for the years ended October 31, 2005, 2004 and 2003 is $14,860, $3,331, and $3,445, respectively.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

19.     CONSOLIDATION OF DISTRIBUTION FACILITIES

In January 2003, based on management’s strategy to consolidate the Company’s distribution business and after taking into account the relative cost savings involved, the Company closed its warehouse operations in Ottawa, Illinois and College Point, New York. Operations at these warehouses ceased by January 31, 2003 and the business conducted there was consolidated with the operations of the Company’s Jack of All Games distribution facility in Ohio.

As a result of the closures, the Company recorded a charge in fiscal 2003 of $7,028 which was included in general and administrative expenses. The charge related to lease termination costs, disposition of fixed assets, other exit costs and an impairment charge with respect to an intangible asset. Cash payments and asset write-offs of $7,028 were incurred by the Company in fiscal 2003 and there was no remaining obligation at October 31, 2003.

20.      SEGMENT INFORMATION

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

Information about the Company’s total non-current assets in the United States and international areas as of October 31, 2005 and 2004 are presented below:

	2005	2004

Total non-current assets:
United States	$208,947	$156,368
Canada	13,353	19,802
International:
Switzerland	29,410	7,461
United Kingdom	28,013	27,302
All other Europe	29,749	9,222
Other	10,162	10,364

Total	$319,634	$230,519

Information about the Company’s net revenues in the United States and international areas for the years ended October 31, 2005, 2004 and 2003 are presented below (net revenues are attributed to geographic areas based on product destination):

	2005	2004	2003

United States	$723,615	$712,999	$667,580
Canada	93,979	104,373	77,360
International:
United Kingdom	126,822	99,896	88,381
All other Europe	223,957	173,880	175,717
Asia Pacific	30,137	35,280	22,885
Other	4,085	1,323	1,770

Total	$1,202,595	$1,127,751	$1,033,693

North America	68.0%	72.5%	72.1%
International	32.0%	27.5%	27.9%

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

Information about the Company’s net revenues by product category for the years ended October 31, 2005, 2004 and 2003 are presented below:

	2005	2004	2003

Product category:
Publishing	$853,237	$768,482	$671,892
Distribution	349,358	359,269	361,801

Total	$1,202,595	$1,127,751	$1,033,693

Publishing revenue is derived from the sale of internally developed interactive software titles or from the sale of titles developed by and/or licensed from third-party developers. Distribution revenue is derived from the sale of third-party interactive software titles, hardware and accessories.

Information about the Company’s net revenues by product platforms for the years ended October 31, 2005, 2004 and 2003 is presented below:

	2005	2004	2003

Platforms:
Sony PlayStation 2	$573,884	$639,625	$591,205
Sony PSP	60,514	––	––
Sony PlayStation	5,332	24,244	58,334
Microsoft Xbox	204,535	222,165	84,112
PC	145,435	69,653	147,275
Nintendo Game Boy Color, Game Boy Advance, DS and N64	74,476	72,130	48,547
Nintendo GameCube	30,287	39,732	29,085
Hardware	62,465	35,691	54,861
Accessories and other	45,667	24,511	20,274

Total	$1,202,595	$1,127,751	$1,033,693

For the years ended October 31, 2005, 2004 and 2003, the Company’s five largest customers accounted for 40.7%, 38.9% and 38.6% of net revenues, respectively. For the years ended October 31, 2005, 2004 and 2003, one customer accounted for $178,717, $117,236 and $117,636 or 14.9%, 10.4% and 11.4% of net revenues, respectively.

21.      SUBSEQUENT EVENT

In November 2005, the Company acquired all of the outstanding capital stock of Firaxis Games, Inc. (“Firaxis”), a developer of PC and strategy titles, including the Civilization franchise. The purchase price consisted of $12,500 of restricted common stock and $857 in cash paid at closing, approximately $2,100 of development advances previously paid to Firaxis and $11,250 of contingent consideration which is payable based on future product sales. The Company currently in the process of performing a valuation of certain intangible assets acquired.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Consolidated Financial Statements (Dollars in thousands, except per share amounts)

22.      SUPPLEMENTARY FINANCIAL INFORMATION

The following table provides details of the Company’s valuation and qualifying accounts. In 2003 and 2002, this information was provided in Schedule II to the Company’s annual report on Form 10-K.

	Additions(1)

Description	Balance at Beginning of Period	Revenue Reduction(2)	Expenses and Other Costs	Deductions (3)	Other (4)	Balance at End of Period

Year Ended October 31, 2005
Sales returns, price protection and other allowances	$67,287	$146,134	$2,229	$(148,447)	$(1,418)	$65,785
Allowance for doubtful accounts	4,928	––	(674)	––	(135)	4,119

	72,215	146,134	1,555	(148,447)	(1,553)	69,904

Year Ended October 31, 2004
Sales returns, price protection and other allowances	$58,511	$174,855	$1,678	$(175,130)	$7,373	$67,287
Allowances for doubtful accounts	4,306	––	4,522	(3,995)	95	4,928

	62,817	174,855	6,200	(179,125)	7,468	72,215

Year Ended October 31, 2003
Sales returns, price protection and other allowances	$27,269	$119,019	$1,310	$(91,350)	$2,263	$58,511
Allowances for doubtful accounts	3,537	––	4,322	(3,587)	34	4,306

	30,806	119,019	5,632	(94,937)	2,297	62,817

(1)	Includes increases in allowance for sales returns and doubtful accounts due to normal reserving terms.
(2)	Includes price concessions of $30,412, $52,827 and $45,919; returns of $70,237, $65,435 and $47,342; other sales allowances including rebates, discounts and cooperative advertising of $38,749, $56,593 and $25,758 for the years ended October 31, 2005, 2004 and 2003, respectively.
(3)	Includes actual write-offs of uncollectible accounts receivable, sales returns and price protection and recoveries of previously written off receivables.
(4)	Amounts primarily reflect the impact of foreign exchange in the years ended October 31, 2005, 2004 in 2003, respectively.

23.      RESULTS BY QUARTER (UNAUDITED)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended October 31, 2005.

	1st	2nd	3rd	4th
2005	Quarter	Quarter	Quarter(3)	Quarter(2)(3)

Net revenues	$502,474	$222,068	$169,899	$308,154
Gross profit	180,575	71,846	47,720	116,456
Net income (loss)	$55,249	$(8,186)	$(28,780)	$19,192
Per share data:
Basic – EPS(1)	$0.81	$(0.12)	$(0.41)	$0.27
Diluted – EPS(1)	$0.79	$(0.12)	$(0.41)	$0.27

2004
Net revenues	$375,512	$153,368	$160,858	$438,013
Gross profit	127,154	34,206	42,860	173,851
Net income (loss)	$31,758	$(14,576)	$(14,435)	$62,631
Per share data:
Basic – EPS(1)	$0.48	$(0.22)	$(0.21)	$0.93
Diluted – EPS(1)	$0.47	$(0.22)	$(0.21)	$0.91

(1)	Under accounting principles generally accepted in the United States of America, quarterly computations of earnings per share must stand on their own and, therefore, the sum of basic and diluted EPS numbers for each of the four quarters of 2005 and 2004 may not equal full year basic and diluted EPS. Basic and diluted EPS for each quarter of 2005 and 2004 is

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

(2)	In 2005, in connection with an SEC settlement, the Company paid a $7.5 million civil penalty, which the Company accrued for and expensed in the fourth quarter of 2004.

(3)	In the 3rd quarter 2005, net revenues and gross profit were reduced by estimated provisions of approximately $32.6 million and $29.6 million, respectively, primarily due to additional product returns and processing costs as a result of the re-rating of Grand Theft Auto: San Andreas by the Entertainment Software Rating Board (“ESRB”) in July 2005. In the 4th quarter 2005, the provisions were reduced due to better than expected sell-through of the product and lower processing costs which increased 4th quarter net revenues and gross profit by $8.2 million and $7.8 million, respectively.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this day of January 30, 2006.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

By:	/s/ Paul Eibeler

Paul Eibeler
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul Eibeler	Chief Executive Officer and President	January 30, 2006
(Principal Executive Officer)
Paul Eibeler

/s/ Karl H. Winters	Chief Financial Officer (Principal	January 30, 2006
Financial and Accounting Officer)
Karl H. Winters

/s/ Robert Flug	Director	January 30, 2006

Robert Flug

/s/ Steven Tisch	Director	January 30, 2006

Steven Tisch

/s/ Oliver R. Grace, Jr.	Director	January 30, 2006

Oliver R. Grace, Jr.

/s/ Todd Emmel	Director	January 30, 2006

Todd Emmel

/s/ Mark Lewis	Director	January 30, 2006

Mark Lewis

/s/ Michael J. Malone	Director	January 30, 2006

Michael J. Malone