Form 10-K/A
period 2005-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2006-02-28
CIK 946581

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No |_|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $1,664,160,000.

As of February 22, 2006, there were 71,478,926 shares of the Registrant's common stock outstanding.

Documents Incorporated by Reference:   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Following is information with respect to our executive officers and directors:

      Paul Eibeler, age 50, has been Chief Executive Officer of our company since January 2005, and our President and a director of our company since April 2004. Mr. Eibeler was President of our company from July 2000 to June 2003 and a director from December 2000 to February 2003. Prior to that, Mr. Eibeler was a consultant for Microsoft's Xbox launch team. From July 2003 to October 2003, Mr. Eibeler was President and Chief Operating Officer of Acclaim Entertainment's North America Division, a company engaged in publishing video games and, from 1998 to 1999, Mr. Eibeler served as Acclaim North America's Executive Vice-President and General Manager. Acclaim Entertainment filed a petition under Chapter 11 of the United States Bankruptcy Code in October 2004. During the seven years prior to that, Mr. Eibeler held various executive positions with Impact, Inc., a leading supplier of licensed toys and school supplies. Mr. Eibeler is a director of Dwango North America Corp., a publicly held developer and distributor of entertainment content and applications for mobile phones. Mr. Eibeler received a B.A. degree from Loyola College in 1978.

      Karl H. Winters, age 47, has been Chief Financial Officer of our company since February 2002. From April 2000 to June 2001, Mr. Winters was the Chief Financial Officer of ModelWire, Inc., a company engaged in marketing imaging database products. From September 1993 to December 1999, Mr. Winters served in various positions, most recently as Vice President of Trace International Holdings, Inc., a private holding company that held significant interests in United Auto Group, Inc., a consolidator of new car dealerships, and Foamex International Inc., a manufacturer of polyurethane products. From 1993 to 1999, Mr. Winters held executive positions at United Auto and Foamex, most recently as United Auto's Chief Financial Officer and Executive Vice President. Trace International filed a petition under Chapter 11 of the United States Bankruptcy Code in July 1999. From 1983 to 1993, Mr. Winters was a Senior Audit Manager for Coopers & Lybrand. Mr. Winters is a C.P.A. and received an M.B.A. from the University of Michigan and a B.A. in business economics with a concentration in accounting from Calvin College.

      Samuel A. Judd, age 48, has been Senior Vice President of Planning and Administration of our company since July 2004. Prior to joining our company, Mr. Judd served as Chief Financial Officer and Senior Vice President of Operations at the Simon & Schuster division of Viacom from June 1998 to December 2003. Mr. Judd received his B.A. in economics from Cornell University and an M.B.A. from the University of Pennsylvania's Wharton School of Business.

      Oliver R. Grace, Jr., age 51, has been a director of our company since April 1997. Since 1990, Mr. Grace, a private investor, has been the Chairman of the Board of Moscow Cablecom Corp. (formerly known as Anderson Group, Inc.), which provides broadband cable services to the city of Moscow. Mr. Grace is a general partner of Anglo American Security Fund, L.P., a private investment fund. Mr. Grace received a B.A. in Business Administration from Vanderbilt University.

      Robert Flug, age 57, has been a director of our company since February 1998 and interim non-executive Chairman of the Board of Directors of our company since January 2006. Mr. Flug has held various executive positions with S.L. Danielle Survivor (formerly S.L. Danielle), a women's apparel company, since September 1987, most recently as President and Chief Executive Officer. Mr. Flug received a B.S. in Business Administration from New York University.

      Todd Emmel, age 43, has been a director of our company since February 2002 and interim Chairman of our Audit Committee since January 2006. Mr. Emmel previously served as Chairman of our Audit Committee from April 2004 to July 2004. Since August 2003, Mr. Emmel has served as Director, Structured Products for John Hancock Financial Services, a financial and insurance services company. From November 1999 until June 2002, Mr. Emmel was a First Vice President at Ambac Assurance Corporation, a financial insurance company. From May 1999 to November 1999, Mr. Emmel was Chief Credit Officer at Structured Credit Partners, a private credit arbitrage firm. From March 1998 to May 1999, Mr. Emmel was a Managing Director of DVI Private Capital Group, a private equity fund. From April 1990 to March 1998, Mr. Emmel held various positions at Union Bank of Switzerland, most recently as a Managing Director. Prior to this, Mr. Emmel was an Associate at both Drexel Burnham Lambert, from June 1988 to February 1990, and at E.F. Hutton from July 1987 to February 1988. Mr. Emmel received an M.B.A. from Carnegie Mellon University and a B.S. in accounting from Miami University.

      Mark Lewis, age 56, has been a director of our company since May 2001. For the fifteen years prior to February 2001, Mr. Lewis held various positions with Electronic Arts, Inc., a company engaged in publishing video games, most recently as Senior Vice President of International Operations. Mr. Lewis has been a director of Muse Communications Corp., a broadband technology company, since November 1997. Mr. Lewis received a B.A. in English and graduated Cum Laude from Yale University.

      Steven Tisch, age 57, has been a director of our company since April 2002. Since 1986, Mr. Tisch has been an independent motion picture producer. Mr. Tisch is the Oscar Award winning producer of Forrest Gump, the 1994 winner for Best Picture. Since May 2000, Mr. Tisch has been a partner of Escape Artists, a private independent film company, and a director of Classic Media, an owner of franchise entertainment properties. Since June 2002, Mr. Tisch has been a director of Film Roman, Inc., a publicly held television and motion picture production company. From 1976 to 1986, Mr. Tisch was a principal of Tisch/Avnet Productions, a production company with credits such as Risky Business. Mr. Tisch is a member of the Board of Directors of the Tisch School of the Arts at New York University and The Geffen Theatre in Los Angeles. Mr. Tisch received a B.A. in Sociology from Tufts University.

      Michael J. Malone, age 61, has been a director of our company since January 2006. From May 2001 through February 2005, Mr. Malone served as non-executive Chairman of Maxide Acquisition, Inc., a holding company for DMX Music, Inc. (formerly AEI Music Network, Inc.), a supplier of music services that he founded in 1971. On February 14, 2005, Maxide Acquisition, Inc. filed for Chapter 11 protection with the U.S. Bankruptcy Court for the District of Delaware. From 2001 through 2004, Mr. Malone served as non-executive Chairman of DMX Music and, from 1971 through 2001, Mr. Malone served as Chief Executive Officer and non-executive Chairman of AEI Music Network, Inc. From 1995 through 2005, Mr. Malone served as Chairman of MTM Management, a national hotel management company. Since 1985, Mr. Malone has served as Chairman of Erin Air, Inc., a national jet charter company based in Seattle. Since 1999, Mr. Malone has served on the Board of Directors and Audit Committee of Expeditors International of Washington, Inc., a global logistics services company. Mr. Malone received a B.A. in Business Administration from the University of Washington.

      All directors listed above are currently serving a term of office as directors which continues until the next annual meeting of our stockholders or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal.

      Director Independence. The Board has determined that all of our company's current directors, with the exception of Mr. Eibeler (our Chief Executive Officer and President) have met the independence requirements of the NASD Marketplace Rules applicable to companies whose securities are quoted on NASDAQ.

      Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on a review of Forms 3, 4 and 5 furnished to us with respect to our most recent fiscal year, we believe that all reporting persons currently required to file reports under Section 16 of the Securities Exchange Act of 1934 filed such reports on a timely basis, except that Mr. Flug did not file two Forms 4 (two transactions) on a timely basis; Mr. Winters did not file one Form 4 (one transaction) on a timely basis; Paul Eibeler did not file three Forms 4 (three transactions) on a timely basis; and Oliver Grace did not file two Forms 4 (five transactions) on a timely basis.

      Audit Committee. We have established an Audit Committee of the Board of Directors, that is currently comprised of Messrs. Emmel (Interim Chair), Grace and Flug, each of whom is an "independent" director as defined under the rules of the National Association of Securities Dealers, Inc.

      Although the current composition of our Audit Committee satisfies the Audit Committee composition requirements of applicable NASDAQ Marketplace rules, with the recent departure of the former Chair of our Audit Committee, the Board of Directors has determined that it no longer has an Audit Committee member who qualifies as a "financial expert" under federal securities laws. The Board of Directors is currently seeking to engage an Audit Committee Chairman who qualifies as a "financial expert."

      Code of Ethics. In March 2002, we adopted a written code of ethics, as amended, that applies to all of our company's and our subsidiaries' employees, including our company's principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. We will provide a copy of our code of ethics to any person without charge upon written request addressed to Take-Two Interactive Software, Inc., 622 Broadway, New York, New York 10012, Attention: Director of Corporate Communications.

Item 11. Executive Compensation

      The following table sets forth the cash compensation paid by our company during the fiscal years ended October 31, 2003, 2004 and 2005 to those persons who held the position of Chief Executive Officer and to the four most highly compensated executive officers other than our Chief Executive Officer, each of whom was serving at the end of the fiscal year ended October 31, 2005 and whose salary and bonus exceeded $100,000 (the "Named Executives"):

                                                 Summary Compensation Table
                                                     Annual Compensation                     Long-Term Compensation Awards
                                ---------------------------------------------------     ----------------------------------------
                                                                          Other         Restricted    Securities
                                                                          Annual           Stock       Underlying     All Other
                                 Year Ended                              Compen-          Awards        Options        Compen-
Name and Principal Position     October 31,   Salary($)     Bonus($)     sation(1)        ($)(2)         (#)(3)       sation ($)
---------------------------     -----------   ---------   -----------   -----------     -----------   -----------    -----------
Paul Eibeler
Chief Executive Officer
 and President(4)                  2005         750,000       250,000            --       2,137,500        75,000          5,430(8)
                                   2004         330,000       300,000            --              --       450,000             --
                                   2003         296,153       650,000            --              --        75,000             --

Richard Roedel (5)                 2005         108,333       162,500            --              --            --        828,100(9)
                                   2004         360,000            --            --         229,250        72,000             --

Karl H. Winters
Chief Financial Officer            2005         385,000       100,000            --         397,800        50,000
                                   2004         325,000        15,000            --              --            --          9,640(10)
                                   2003         326,250       265,000            --              --            --             --
Gary Lewis (6)
                                   2005         600,000       500,000       197,500(11)          --            --         45,000(12)
                                   2004         326,538       250,000            --         638,400       217,500             --
                                   2003         258,027       132,923            --         101,080        30,000             --
Samuel Judd
Senior Vice President of
 Planning and
 Administration (7)                2005         385,000        55,000            --              --            --          4,511(13)
                                   2004          97,731            --            --         468,601       135,000             --

      (1) The aggregate value of benefits to be reported under the "Other Annual Compensation" column did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the Named Executives.

      (2) The amounts shown in this column represent the dollar value of the restricted stock on the date of grant. In fiscal 2003, Mr. Lewis received restricted stock awards of 6,000 shares. In fiscal 2004, Messrs. Roedel, Lewis and Judd received restricted stock awards of 10,500, 30,000 and 22,500 shares, respectively. In fiscal 2005 Messrs. Eibeler and Winters received restricted stock awards of 75,000 and 20,000 shares, respectively. At October 31, 2005, the number of shares of restricted stock held by Messrs. Eibeler, Roedel, Winters, Lewis and Judd was 75,000, 10,500, 20,000, 30,000 and 22,500 shares, respectively, and the value of such shares was $1,548,750, $216,825, $413,000, $619,500 and $464,625, respectively. Mr. Eibeler's shares were granted in June 2005, one-third of which vest on each of June 2006, 2007 and 2008. Mr. Winter's shares were granted in October 2005, one-third of which vest on each of June 2006, 2007 and 2008. Mr. Roedel's shares were granted in March 2004 and are fully vested. Mr. Lewis' shares were granted in April 2004 and May 2003, of which 30,000 shares are fully vested and 6,000 shares were sold. Mr. Judd's shares were granted in July 2004 of which one-third of the shares vested in July 2005 and one-third vest in each of July 2006 and 2007. During the restricted period, all shares are entitled to receive dividends paid on the common stock.

      (3) Except for options to purchase 450,000 shares issued to Mr. Eibeler, all securities listed in the table were issued under stockholder-approved plans.

      (4) Mr. Eibeler rejoined our company as President in April 2004, and became Chief Executive Officer in January 2005.

      (5) Mr. Roedel became Chief Executive Officer in April 2004 and resigned from that position in January 2005.

      (6) Mr. Lewis became our Global Chief Operating Officer in April 2004 and resigned from that position in January 2006. Our company and Mr. Lewis subsequently agreed to terminate Mr. Lewis' employment with us and we have reached an agreement in principle to pay Mr. Lewis approximately $500,000 during the fiscal year ending October 31, 2006, in consideration of his agreement not to compete with us or solicit our employees through January 3, 2007.

      (7) Mr. Judd became Senior Vice President in July 2004.

      (8) Represents $4,200 in contributions made by us under our company's 401(k) Plan and $1,230 of term-life insurance premiums paid by us.

      (9) Represents payments made through January 31, 2006 in connection with Mr. Roedel's resignation from the position of Chief Executive Officer in January 2005 pursuant to an agreement dated January 31, 2005.

      (10) Represents $4,200 in contributions made by us under our company's 401(k) Plan and $5,440 of term-life insurance premiums paid by us.

      (11) Includes a housing allowance of approximately $144,000.

      (12) Represents contributions made by us to a European pension plan.

      (13) Represents $2,961 in contributions made by us under our company's 401(k) Plan and $1,550 of term-life insurance premiums paid by us.

      The following table sets forth information concerning options granted in the fiscal year ended October 31, 2005 to the Named Executives:

                                         Option Grants in Fiscal Year Ended October 31, 2005

                                         Individual Grants(1)
                                -------------------------------------------------------------------------------------------------
Name                            Number of           Percent of  Total       Exercise      Expiration    Potential Realizable
                                Securities          Options Granted to       Price          Date        Value at Assumed
                                Underlying          Employees in             ($/Sh)                     Annual Rates of Stock
                                Options             Fiscal Year (%)                                     Price Appreciation for
                                Granted (#)                                                             Option Term (2)
                                ----------          ---------------       ---------       ----------    -------------------------
                                                                                                             5%($)         10%($)
                                                                                                        -------------------------
Paul Eibeler                        75,000                     2.55%       $  19.89        10/9/2010        412,143       910,728

Richard Roedel                          --                       --              --             -                --            --

Karl Winters                        50,000                     1.70%       $  19.89        10/9/2010        274,762       607,152

Gary Lewis                              --                       --              --             -                --            --

Samuel Judd                             --                       --              --             -                --            --

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

      The following table sets forth information concerning the value of options exercised during the fiscal year ended October 31, 2005 and the value of unexercised stock options held by the Named Executives as of October 31, 2005:

                              Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

                                                     Number of Securities
                     Shares                          Underlying                        Value of Unexercised
                   Acquired on        Value          Unexercised Options               In-the-Money Options
 Name              Exercise (#)     Realized ($)     at October 31, 2005 (#)           at October 31, 2005 ($)*
 ----              ------------     ------------     -----------------------           ------------------------

                                                     Exercisable    Unexercisable      Exercisable    Unexercisable
                                                     -----------    -------------      -----------    -------------
Paul Eibeler                 --               --         300,000          225,000           57,000               --

Richard Roedel               --               --         124,500               --          181,825               --

Karl Winters            225,500        3,431,930          64,500               --          161,685               --

Gary Lewis               52,500          556,375          97,500           90,000               --               --

Samuel Judd                  --               --          45,000           90,000               --               --


      *Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the common stock, which was $20.65 on October 31, 2005.

Director Compensation

      For the fiscal year ended October 31, 2005, each non-employee director received a cash retainer of $60,000. In addition to cash retainers, during fiscal 2005 Mr. Flug received $25,000 for serving as the Chairman of the Compensation Committee, Mr. Emmel received $20,000 for serving as Chairman of the Corporate Governance Committee and Barbara Kaczynski received $35,000 for serving as Chair of the Audit Committee. Each member of the Audit Committee also received $10,000. For the fiscal year ending October 31, 2005, each director received a restricted stock award of 6,000 shares (Mr. Flug received 7,000 shares) vesting over a three-year period.

Employment Agreements

      We have entered into a three-year employment agreement with Paul Eibeler commencing in May 2005 under which Mr. Eibeler devotes substantially all of his time to the business of our company as Chief Executive Officer and President. The agreement provides for Mr. Eibeler to receive an annual salary of $750,000 and an annual bonus equal to 100% of the salary if certain agreed upon performance targets are achieved. Mr. Eibeler is also entitled to certain health and life insurance benefits and an automobile allowance. In addition to options to purchase 300,000 shares that he received when he became our President in April 2004, Mr. Eibeler also received a grant of 75,000 shares of restricted stock (vesting over a three-year period) under the company's Incentive Stock Plan. The agreement provides for the company to pay Mr. Eibeler's salary for a period of twelve months if his employment is terminated without cause. The agreement also provides for a lump-sum payment equal to 1.5 times Mr. Eibeler's salary and bonus if his employment is terminated upon a change of control.

      We have entered into an employment agreement as amended with Karl H. Winters, which currently expires in February 2007, subject to automatic renewals for successive one-year periods, unless terminated earlier by either our company or Mr. Winters. Mr. Winters receives an annual salary of $385,000 and a bonus equal to 50% of his salary, provided that we achieve certain qualitative and quantitative performance criteria. Mr. Winters is also entitled to certain health and life insurance benefits and an automobile allowance. Mr. Winters' agreement provides that if his employment is terminated under certain circumstances, including without cause or in the event of a change of control, he would be entitled to receive salary and other benefits for a period of twelve months following the date of termination (which amount is payable in one lump-sum if employment is terminated upon a change of control).

      We have entered into a three-year employment agreement with Samuel Judd commencing July 2004. The agreement provides that Mr. Judd is entitled to an annual salary of $385,000 and an annual bonus of $275,000, provided that we achieve certain qualitative and quantitative performance criteria. Mr. Judd is also entitled to certain health and life insurance benefits and an automobile allowance. Mr. Judd's agreement provides that if his employment is terminated under certain circumstances, including without cause or in the event of a change of control, he would be entitled to receive salary and benefits for a period of eighteen months from the date of termination (which amount is payable in one lump-sum if employment is terminated upon a change of control).

      Each   employment    agreement   also   contains    confidentiality    and
non-competition provisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information as of February 22, 2006 relating to the beneficial ownership of shares of our company's common stock by (i) each person or entity who is known by us to own beneficially 5% or more of the outstanding common stock, (ii) each director, (iii) each of the Named Executives and (iv) all directors and executive officers as a group.

                                                                 Number of Shares of           Percentage of Outstanding
Name and                                                         Common Stock                  Common Stock
Address of Beneficial Owner(1)                                   Beneficially Owned(2)         Beneficially Owned
------------------------------------------------------------     ---------------------         -------------------------

OppenheimerFunds, Inc.(3)                                                   17,448,018                             24.41

FMR Corp.(4)                                                                 9,128,300                             12.77

Glenview Capital Management, LLC(5)                                          7,883,372                             11.03

D.E. Shaw & Co., L.P.(6)                                                     6,371,255                              8.91

Wellington Management Company, LLP(7)                                        3,740,580                              5.23

Oliver R. Grace, Jr.(8)                                                        412,320                                 *

Robert Flug(9)                                                                 121,302                                 *

Mark Lewis(10)                                                                  36,000                                 *

Todd Emmel(11)                                                                  48,420                                 *

Steven Tisch(12)                                                                56,500                                 *

Richard W. Roedel(13)                                                          135,000                                 *

Karl H. Winters(14)                                                             64,500                                 *

Paul Eibeler(15)                                                               165,000                                 *

Gary Lewis(16)                                                                 172,500                                 *

Samuel Judd(17)                                                                 50,000                                 *

Michael J. Malone(18)                                                               --                                 *

All directors and executive officers
 as a group  (9 persons)(19)                                                   954,042                              1.32%


*     Less than 1%.

      (1) Unless otherwise indicated, the address of each beneficial owner is Take-Two Interactive Software, Inc., 622 Broadway, New York, New York 10012. The address of OppenheimerFunds, Inc. is Two World Financial Center, 225 Liberty Street, 11th Floor, New York, New York 10281-1008. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. The address of Glenview Capital Management, LLC is 399 Park Avenue, Floor 39, New York, New York 10022. The address of D.E. Shaw & Co., L.P. is 120 W. 45th Street, Tower 45, 39th Floor, New York, New York 10036. The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

      (2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. A person is deemed to be the beneficial owner of securities that may be acquired by such person within 60 days from February 10, 2006 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of February 10, 2006 have been exercised. This table does not include shares of unvested restricted stock held by the persons named in the table.

      (3) Based on information contained in a report on Schedule 13G filed with the SEC on February 8, 2006.

      (4) Based on information contained in a report on Schedule 13G filed with the SEC on February 14, 2006.

      (5) Based on information contained in a report on Schedule 13G filed with the SEC on February 22, 2006.

      (6) Based on information contained in a report on Schedule 13G filed with the SEC on February 14, 2006.

      (7) Based on information contained in a report on Schedule 13G filed with the SEC on February 14, 2006.

      (8) Represents 272,820 shares owned of record by Anglo American Security Fund, L.P., of which Mr. Grace is a general partner, 6,000 shares of restricted stock held by Mr. Grace and 133,500 shares underlying options held by Mr. Grace. Does not include 12,000 unvested shares of restricted stock.

      (9) Represents 34,302 shares held by The Robert Flug Living Trust, 6,000 shares of restricted stock held by Mr. Flug and 81,000 shares underlying options held by Mr. Flug. Does not include 13,000 unvested shares of restricted stock.

      (10) Represents 30,000 shares underlying options and 6,000 shares of restricted stock. Does not include 12,000 unvested shares of restricted stock.

      (11) Represents 42,420 shares underlying options and 6,000 shares of restricted stock. Does not include 12,000 unvested shares of restricted stock.

      (12) Represents 52,500 shares underlying options and 4,000 shares of restricted stock. Does not include 12,000 shares of unvested restricted stock.

      (13) Represents 124,500 shares underlying options and 10,500 shares of restricted stock.

      (14) Represents 64,500 shares underlying options. Does not include 20,000 unvested shares of restricted stock.

      (15) Represents 165,000 shares underlying options. Does not include 360,000 shares issuable upon the exercise of unvested options and 75,000 unvested shares of restricted stock.

      (16) Represents 142,500 shares underlying options and 30,000 shares of restricted stock.

      (17) Represents options to purchase 45,000 shares and 5,000 shares of restricted stock. Does not include 90,000 shares issuable upon the exercise of unvested options and 10,000 unvested shares of restricted stock.

      (18) Does not include 25,000 shares issuable upon the exercise of unvested options and 6,000 unvested shares of restricted stock.

      (19) Includes 613,920 shares issuable upon the exercise of options.

      Securities Authorized for Issuance under Equity Compensation Plans.

      The following table provides certain information with respect to all of our company's equity compensation plans in effect as of October 31, 2005.

-----------------------------------------------------------------------------------------------------------
                                         (a)                      (b)                        (c)
-----------------------------------------------------------------------------------------------------------
        Plan Category           Number of securities       Weighted-average          Number of securities
                                  to be issued upon       exercise price of          remaining for future
                                     exercise of         outstanding options,        issuance under equity
                                outstanding options,     warrants and rights          compensation plans
                                 warrants and rights                                 (excluding securities
                                                                                    reflected in column (a))
-----------------------------------------------------------------------------------------------------------
Equity compensation plans
 approved by security holders         7,331,805(1)                $20.87                     2,211,067
-----------------------------------------------------------------------------------------------------------
Equity compensation plans not
 approved by security holders           803,751(2)                $17.27                            --
-----------------------------------------------------------------------------------------------------------
           Total                      8,135,556                   $20.48                     2,211,067
-----------------------------------------------------------------------------------------------------------

      (1) Includes 649,717 shares of restricted stock under the Incentive Stock Plan.

      (2) Represents shares of common stock underlying individual option grants. The options are five years in duration, expire at various dates between 2006 and 2009, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under our stockholder approved plans.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accounting Fees and Services

                              INDEPENDENT AUDITORS

      PricewaterhouseCoopers LLP is our company's independent auditor who reported on our financial statements for the fiscal years ended October 31, 2003, 2004 and 2005.

      The aggregate fees billed by our independent auditor for the fiscal years ended October 31, 2004 and 2005 are set forth below. The Audit Committee believes that the services performed by our independent auditor were compatible with maintaining such auditor's independence.


                       2004         2005
                    ----------   ----------

Audit (1)           $1,904,000   $6,770,700
Audit Related (2)       44,000       37,500
Tax (3)                833,000    1,264,000
All Other                   --           --
                    ----------   ----------
Total               $2,781,000   $8,072,200

      (1) Includes financial statement and statutory audits. For 2005, this category also includes fees of $3,702,000 in connection with the audit of management's assessment of internal control over financial reporting and PricewaterhouseCoopers LLP's audit of our internal control over financial reporting.

      (2) Includes benefit plan audits.

      (3) Includes tax compliance, advice and audit assistance.

      All services provided to our company by our independent auditor must be pre-approved by the Audit Committee. None of the Audit Related, Tax or All Other services listed above was approved by the Audit Committee under a "de minimis" exemption from pre-approval provided by applicable law.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused the amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on this 27th day of February 2006.



                                         TAKE-TWO INTERACTIVE SOFTWARE, INC.

                                         By: /s/ Karl H. Winters
                                             -------------------------------
                                                 Karl H. Winters
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
-------

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.