Form 10-Q
period 2006-01-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2006-03-13
CIK 946581

Click here to Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF l934.

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).   Large Accelerated Filer        Accelerated Filer        Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No

As of March 7, 2006, there were 71,525,426 shares of the Registrant’s Common Stock outstanding.

Click here to Cover

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – As of January 31, 2006 and October 31, 2005 (unaudited)	1

	Condensed Consolidated Statements of Operations – For the three months ended January 31, 2006 and 2005 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows – For the three months ended January 31, 2006 and 2005 (unaudited)	3

	Condensed Consolidated Statements of Stockholders’ Equity – For the year ended October 31, 2005 and the three months ended January 31, 2006 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Cautionary Statement and Risk Factors	38

Item 6.	Exhibits	46

	Signatures

Back to Index

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of January 31, 2006 and October 31, 2005
(In thousands, except share and per share data)

	January 31, 2006	October 31, 2005

ASSETS
Current assets
Cash and cash equivalents	$142,897	$107,195
Accounts receivable, net of allowances of $91,170 and $69,904 at January 31, 2006 and October 31, 2005, respectively	84,282	198,068
Inventories	107,413	136,227
Software development costs	77,529	88,826
Licenses	6,717	7,651
Prepaid taxes and taxes receivable	60,864	40,307
Prepaid expenses and other current assets	23,429	24,025
Deferred tax assets	10,875	10,943

Total current assets	514,006	613,242

Fixed assets, net	48,215	48,617
Software development costs, net of current portion	40,401	19,602
Licenses, net of current portion	4,417	2,330
Goodwill	190,851	179,893
Intangibles, net	60,481	58,666
Deferred tax assets	6,078	5,506
Other assets	4,204	5,020

Total assets	$868,653	$932,876

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$79,887	$133,353
Accrued expenses and other current liabilities	93,694	90,702
Income taxes payable	6,701	10,220

Total current liabilities	180,282	234,275

Other long-term liabilities	1,070	2,467

Total liabilities	181,352	236,742

Stockholders’ equity
Common stock, par value $.01 per share; 100,000,000 shares authorized; 71,470,746 and 70,667,421 shares issued and outstanding at January 31, 2006 and October 31, 2005, respectively	715	707
Additional paid-in capital	426,628	418,053
Deferred compensation	—	(11,189)
Retained earnings	258,755	287,877
Accumulated other comprehensive income	1,203	686

Total stockholders’ equity	687,301	696,134

Total liabilities and stockholders’ equity	$868,653	$932,876

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
For the three months ended January 31, 2006 and 2005
(In thousands, except per share data)

	Three months ended January 31,

	2006	2005

Net revenues	$264,981	$502,474

Cost of goods sold
Product costs	160,853	237,485
Royalties	32,867	80,209
Software development costs	15,594	4,205

Total cost of goods sold	209,314	321,899

Gross profit	55,667	180,575
Operating expenses
Selling and marketing	41,644	50,931
General and administrative	38,453	28,687
Research and development	17,709	23,417
Depreciation and amortization	6,651	4,786

Total operating expenses	104,457	107,821

Income (loss) from operations	(48,790)	72,754
Interest income, net	253	540

Income (loss) before income taxes	(48,537)	73,294

Provision (benefit) for income taxes	(19,415)	18,045

Net income (loss)	$(29,122)	$55,249

Per share data:
Basic:
Weighted average common shares outstanding	71,429	68,529

Net income (loss) per share	$(0.41)	$0.81

Diluted:
Weighted average common shares outstanding	71,429	69,774

Net income (loss) per share	$(0.41)	$0.79

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three months ended January 31, 2006 and 2005
(In thousands)

	Three months ended January 31,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$(29,122)	$55,249
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,651	4,786
Loss on disposal of fixed assets	—	15
Amortization of intellectual property and other	2,077	3,365
Amortization of compensatory restricted stock	305	4,802
Stock-based compensation related to compensatory stock options	4,528	—
Amortization of software development costs and licenses	27,526	14,614
Write-off of software development costs and licenses	520	3,364
Provision for doubtful accounts, returns and sales allowances	58,416	50,630
Tax benefit from exercise of compensatory stock and stock options	—	3,750
Foreign currency transaction (gain) loss	(890)	147
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	55,670	115,630
Decrease in inventories	29,094	20,363
Increase in software development costs	(35,048)	(41,530)
Increase in licenses	(6,096)	(3,297)
Increase in prepaid taxes and taxes receivable	(20,557)	(23,135)
Decrease in prepaid expenses and other current assets	2,726	27,654
Decrease (increase) in other non-current assets	759	(602)
Decrease in accounts payable	(53,553)	(78,421)
(Decrease) increase in accrued expenses and other liabilities	(2,393)	34,733
Decrease in income taxes payable	(1,154)	(2,641)

Net cash provided by operating activities	39,459	189,476

Cash flows from investing activities:
Purchase of fixed assets	(6,456)	(5,651)
Acquisition of intangible assets	—	(20,000)
Acquisitions, net of cash acquired	1,143	(23,244)

Net cash used in investing activities	(5,313)	(48,895)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,071	7,365
Excess tax benefit from exercise of compensatory stock and stock options	24	—
Other financing	—	(27)

Net cash provided by financing activities	1,095	7,338

Effect of foreign exchange rates	461	56

Net increase in cash for the period	35,702	147,975
Cash and cash equivalents, beginning of the period	107,195	155,095

Cash and cash equivalents, end of the period	$142,897	$303,070

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the three months ended January 31, 2006 and 2005
(In thousands)

	Three months ended January 31,

	2006	2005

Supplemental information on businesses acquired:
Fair value of assets acquired:
Current assets	$112	$111
Non-current assets	421	1,196
Intangible assets	5,284	7,980
Goodwill	11,445	29,433
Less: liabilities assumed
Current liabilities	(200)	(3,275)
Deferred income taxes	(1,620)	(3,192)

Net assets of businesses acquired, excluding cash acquired	$15,442	$32,253

Cash paid for businesses acquired	$857	$24,000
Less: cash acquired	(2,000)	(756)

Net cash paid (acquired) for businesses	(1,143)	23,244
Additional consideration in connection with acquisitions	4,085	6,416
Contingent and deferred consideration	—	2,593
Issuance of unregistered common stock in connection with acquisitions	12,500	—

Total consideration, net of cash acquired	$15,442	$32,253

Supplemental cash flow information:
Issuance of warrants to licensor	$—	$1,183
Cash paid for taxes	5,321	18,821
Cash paid for interest	163	50

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
For the year ended October 31, 2005 and the three months ended January 31, 2006
(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total

	Shares	Amount

Balance, October 31, 2004	68,159	$682	$381,928	$(3,896)	$250,402	$6,354	$635,470
Foreign currency translation adjustment	—	—	—	—	—	(5,668)	(5,668)
Net income	—	—	—	—	37,475	—	37,475

Comprehensive income							31,807

Purchase of treasury shares, retired	(925)	(9)	(24,920)	—	—	—	(24,929)
Exchange of treasury shares, retired	(367)	(4)	(8,307)	—	—	—	(8,311)
Proceeds from exercise of stock options and warrants	2,753	27	31,196	—	—	—	31,223
Amortization of deferred compensation	—	—	—	14,860	—	—	14,860
Issuance of common stock in connection with acquisition	82	1	1,999	—	—	—	2,000
Issuance of compensatory stock and stock options	965	10	22,688	(22,153)	—	—	545
Tax benefit in connection with the exercise of compensatory stock and stock options	—	—	12,286	—	—	—	12,286
Issuance of warrants to licensor	—	—	1,183	—	—	—	1,183

Balance, October 31, 2005	70,667	$707	$418,053	$(11,189)	$287,877	$686	$696,134
Foreign currency translation adjustment	—	—	—	—	—	517	517
Net loss	—	—	—	—	(29,122)	—	(29,122)

Comprehensive loss							(28,605)

Deferred compensation	—	—	(11,189)	11,189	—	—	—
Proceeds from exercise of stock options and warrants	86	1	1,070	—	—	—	1,071
Stock based compensation expense related to compensatory stock options	—	—	5,811	—	—	—	5,811
Amortization of deferred compensation	—	—	305	—	—	—	305
Issuance of common stock in connection with acquisition	679	7	12,493	—	—	—	12,500
Issuance of compensatory restricted stock, net of forfeitures and cancellations	39	—	61	—	—	—	61
Excess tax benefit in connection with the exercise of compensatory stock and stock options	—	—	24	—	—	—	24

Balance, January 31, 2006	71,471	$715	$426,628	$—	$258,755	$1,203	$687,301

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

2.     SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for an interim period are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates and assumptions relate to the adequacy of allowances for returns, price concessions and doubtful accounts; the amortization and recoverability of software development costs, licenses and other intangibles; valuation of inventories, fair value of stock compensation and realization of deferred income taxes. Actual amounts could differ significantly from these estimates.

At January 31, 2006, the Company’s accounts receivable balance is net of reserves of approximately $1,185 for remaining product returns primarily related to the Company’s North American retail inventory of Grand Theft Auto: San Andreas as a result of the re-rating of the title by the Entertainment Software Rating Board (“ESRB”) in July 2005.

Stock Split

In April 2005, the Company effected a three-for-two stock split in the form of a stock dividend. Accordingly, all share and per share data in the accompanying unaudited condensed consolidated financial statements and notes thereto give retroactive effect to the stock split.

Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, income tax receivable and payable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

The Company transacts business in various foreign currencies and has significant sales and purchase transactions denominated in foreign currencies. The Company uses forward exchange contracts to seek to mitigate foreign currency risk associated with foreign currency assets and liabilities, primarily certain intercompany receivables and payables. The Company does not designate foreign currency forward contracts as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, the Company marks to market its foreign currency forward contracts each period and any gains and losses are recognized in net income. At January 31, 2006, the Company had no outstanding foreign currency forward contracts.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements

Effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which revised Statement of Financial Accounting Standards 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Refer to Note 3 to the unaudited condensed consolidated financial statements for further information. There were no other accounting policies adopted during the first quarter of fiscal 2006 that had a material effect on the Company’s financial condition and results of operations.

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

3.     STOCK-BASED COMPENSATION

Effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which revised Statement of Financial Accounting Standards 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123(R) requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to employee stock options was not recognized in the statement of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Prior to November 1, 2005, the Company had adopted the disclosure-only provisions under SFAS 123.

The Company elected to use the Modified Prospective Application (“MPA”) method for implementing SFAS 123(R). Under the MPA method, prior periods are not restated and new awards are valued and accounted for prospectively upon adoption. Outstanding prior stock option awards that are non-vested as of October 31, 2005 are recognized as compensation expense in the statement of operations over the remaining requisite service period.

The Company has stock-based compensation plans under which directors, officers and other employees receive stock options and restricted stock awards. Generally, stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant, expire within five years and vest over three years. As of January 31, 2006, the Company’s 2002 stock option plan provides for a total of 11.0 million shares to be issued of which approximately 1.0 million shares are available for grant. As of January 31, 2006, the Company’s Incentive Stock Plan (restricted stock awards) provides for a total of 2.5 million shares to be issued of which approximately 1.2 million shares are available for grant.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the activity in options under the Company’s stock based compensation plans:

	Shares (in thousands)	Weighted Average Exercise Price

Options outstanding at October 31, 2005	7,495	$20.47
Granted-exercise price equal to fair value	65	18.13
Granted-exercise price less than fair value	—	—
Exercised	(86)	12.87
Forfeited	(65)	19.56

Options outstanding at January 31, 2006	7,409	$20.55

Options exercisable at January 31, 2006	3,964	$18.50

As of January 31, 2006, the weighted average remaining contractual term of the Company’s options outstanding and exercisable is 3.3 years and 2.7 years, respectively. As of January 31, 2006, due to the Company’s stock price, there is no aggregate intrinsic value related to options outstanding or exercisable. As of January 31, 2006, the total unrecognized compensation cost related to outstanding non-vested stock options is $35.9 million.

The weighted average per share fair values of options granted were $8.62 and $12.68 for the three months ended January 31, 2006 and 2005. The fair value of the Company’s options was estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of the Company’s stock price and employee stock option exercise behaviors. The assumptions and variables used for the current period grants were developed based on SFAS 123(R) and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” The following table summarizes the assumptions and variables used by the Company to compute the weighted average fair value of stock option grants:

	Three months ended January 31,

	2006	2005

Risk free interest rate	4.5%	3.6%
Expected stock price volatility	55.0%	67.6%
Expected term until exercise (years)	4.1	4.6
Dividends	None	None

For the three months ended January 31, 2006, the Company used a combination of historical volatility and the implied volatility for publicly traded options on the Company’s stock as the expected volatility assumption required in the Black-Scholes option-pricing model consistent with SFAS 123(R) and SAB 107. Prior to fiscal 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the implied volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on a historical annual forfeiture rate of approximately 7%. Estimated forfeitures will be reassessed at each balance sheet date and may change based on new facts and circumstances. Prior to October 31, 2005, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Restricted stock awards are expensed on a straight-line basis over the vesting period, which typically range from one to four years. The following table summarizes the activity in non-vested restricted stock under the Company’s stock based compensation plans:

	Shares (in thousands)	Weighted Average Grant Date Fair Value

Non-vested restricted stock at October 31, 2005	600	$23.03
Granted	45	19.24
Vested	(52)	22.35
Forfeited	(6)	19.00

Non-vested restricted stock at January 31, 2006	587	$22.84

The following table summarizes the components and classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations:

	Three months ended January 31,

	2006	2005

Stock options	$4,528	$—
Restricted stock	305	4,802

Total stock-based compensation expense	$4,833	$4,802

Cost of goods sold	$—	$—
Selling and marketing	707	1,133
General and administrative	3,193	943
Research and development	933	2,726

Total stock-based compensation expense	$4,833	$4,802

Effective November 1, 2005, in connection with the adoption of SFAS 123(R), the Company capitalizes stock-based compensation costs as software development costs. Stock-based compensation expense for the three months ended January 31, 2006 excludes approximately $1.3 million in stock option costs which were capitalized as software development costs in connection with the development of software titles. In prior periods, the Company’s disclosures regarding the pro forma impact on net income of stock-based compensation do not reflect the capitalization of these costs. For the three months ended January 31, 2005, stock-based compensation expense of approximately $0.9 million would have been capitalized.

Amortization of such capitalized costs as a component of costs of goods sold is recorded on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, the Company will evaluate the recoverability of capitalized software costs based on undiscounted future cash flows and charge to cost of goods sold any amounts that are deemed unrecoverable.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

For the three months ended January 31, 2005, had the compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

Three months ended January 31, 2005

Net income, as reported	$55,249
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,934
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(6,841)

Pro forma net income	$51,342

Earnings per share:
Basic – as reported	$0.81

Basic – pro forma	$0.75

Diluted – as reported	$0.79

Diluted – pro forma	$0.73

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

In November 2005, the Company acquired all of the outstanding capital stock of Firaxis Games, Inc. (“Firaxis”), a developer of PC and strategy titles, including the Civilization franchise. The purchase price of approximately $15,442 consisted of $12,500 of unregistered common stock and $4,085 of development advances previously paid to Firaxis reduced by net cash acquired of $1,143. In connection with the acquisition, the Company recorded $5,284 of identifiable intangible assets, comprised of $1,130 of non-competition agreements and $4,154 of intellectual property, $11,445 of goodwill, which is not deductible for tax purposes, $333 of net assets and $1,620 of deferred tax liabilities, on a preliminary basis. The Company also agreed to make additional payments of $11,250 based on future product sales, of which approximately $10,000 will be recorded as additional purchase price when the conditions requiring their payment are met and $1,250 will be recorded as employee compensation expense.

In August 2005, the Company acquired all of the outstanding membership interests in Irrational Studios (“Irrational”), the developer of certain of the Company’s titles. The purchase price consisted of $4,212 in cash and $2,000 of unregistered common stock, which was payable at closing, $1,550 of development advances previously paid to Irrational and $2,000 of deferred consideration which is payable in equal amounts on the first and second anniversary of the acquisition. In connection with the acquisition, the Company recorded $2,250 of identifiable intangible assets, $7,665 of goodwill, which is deductible for tax purposes, $187 of non-current assets and $340 of net current liabilities, on a preliminary basis. The Company also agreed to make additional payments of $2,000 based on the delivery of products which will be recorded as additional purchase price when the conditions requiring their payment are met.

In June 2005, the Company acquired all of the outstanding capital stock of Gaia Capital Group and its wholly-owned subsidiaries (“Gaia”), the developers of certain of the Company’s titles for console and handheld platforms. The purchase price consisted of $5,748 in cash, $4,055 of development advances previously paid to Gaia and deferred consideration of $1,597. In connection with the acquisition, the Company recorded $3,940 of identifiable intangible assets, $7,918 of goodwill, which is deductible for tax purposes, $528 of non-current assets, and $986 of net current liabilities, on a preliminary basis.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In January 2005, the Company acquired from SEGA all of the outstanding capital stock of Visual Concepts Entertainment and its wholly-owned subsidiary, Kush Games, the developers of certain of the Company’s sports titles, and certain intellectual property rights associated with these products. The purchase price consisted of $27,794 in cash, $1,866 of prepaid royalties previously advanced to SEGA and contingent consideration of $2,593 based on the release of certain titles. In connection with the acquisition, the Company recorded $7,980 of identifiable intangible assets, $29,433 of goodwill, which is not deductible for tax purposes, $1,196 of non-current assets, $3,164 of net current liabilities and $3,192 of deferred tax liabilities related to identifiable intangible assets.

5.     INCOME TAXES

The provision (benefit) for income taxes for the three months ended January 31, 2006 and 2005 is based on the Company’s estimated annualized effective tax rates for the respective years. The estimated annualized effective tax rate for the three months ended January 31, 2006 is a benefit of 40.0% compared to an estimated annualized effective tax rate for the comparable period in fiscal 2005, which was an expense of 24.6%. The higher estimated annual effective tax rate in fiscal 2006 is primarily attributable to forecasted losses in higher tax rate jurisdictions and the U.S. tax benefit of the extraterritorial income exclusion. The lower effective tax rate for the comparable period in fiscal 2005 was primarily attributable to a higher proportion of forecasted earnings in lower tax rate jurisdictions.

At each balance sheet date, the Company evaluates its estimated annual effective tax rate based on updated information on forecasted income generated in each of its jurisdictions. Any revisions to the rates are recorded in the current period to reflect management’s current best estimate of the annual effective tax rate.

Recent tax legislation replaced the extraterritorial income (“ETI”) exclusion, subject to a phase-out of the exclusion. The Company currently derives benefits from the ETI exclusion, which is limited to 80% and 60% of the otherwise allowable exclusion in calendar years 2005 and 2006, respectively. There will be no ETI deduction available after calendar year 2006. This recent legislation replaces the ETI with a deduction from taxable income based on certain qualified income from domestic production activities. The Company does not expect to benefit from this deduction in fiscal 2006.

This legislation also provides for a one-time 85% dividends received deduction on repatriation of foreign earnings, which was applicable to the Company if utilized by December 31, 2005. Historically, the Company has considered undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no incremental taxes have been provided thereon. The Company did not repatriate any foreign earnings under this provision. The total amount of undistributed earnings of foreign subsidiaries was approximately $173,000 as of January 31, 2006.

The Company adopted FAS 123(R) on November 1, 2005, which requires, among other items, the recognition of stock option expense in the results of operations. As a result of the adoption of SFAS 123(R), the income tax effects of compensatory stock options are included in the computation of the income tax expense (benefit), and deferred tax assets and liabilities, subject to certain prospective adjustments to stockholders’ equity for the differences between the income tax effects of expenses recognized in the results of operations and the related amounts deducted for income tax purposes. Prior to the Company’s adoption of SFAS 123(R), the tax benefits relating to the income tax deductions for compensatory stock options were recorded directly to stockholders’ equity.

6.     NET INCOME (LOSS) PER SHARE

The following table provides a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three months ended January 31, 2006 and 2005:

	Net Income (loss)	Shares (in thousands)	Per Share Amount

Three Months Ended January 31, 2006:
Basic and Diluted	$(29,122)	71,429	$(0.41)

Three Months Ended January 31, 2005:
Basic	$55,249	68,529	$0.81
Effect of dilutive securities – Stock options, restricted stock and warrants	—	1,245

Diluted	$55,249	69,774	$0.79

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The computation of diluted number of shares excludes unexercised stock options, warrants and non-vested restricted shares which are antidilutive. A net loss was reported for the three months ended January 31, 2006, therefore, the diluted number of shares excludes 8,296 of unexercised stock options, warrants and non-vested restricted shares, respectively, which are antidilutive due to the net loss. The computation of diluted number of shares excludes 518 of unexercised stock options and warrants for the three months ended January 31, 2005, which are antidilutive.

7.     INVENTORIES

As of January 31, 2006 and October 31, 2005, inventories consist of:

	January 31, 2006	October 31, 2005

Finished products	$98,102	$128,753
Parts and supplies	9,311	7,474

Total	$107,413	$136,227

Estimated product returns included in the inventory balance were $9,965 and $8,857 at January 31, 2006 and October 31, 2005, respectively.

8.     SOFTWARE DEVELOPMENT COSTS

The Company utilizes both internal development teams and third-party software developers to develop the Company’s products and the titles it publishes.

The Company capitalizes internal software development costs (including share-based compensation, specific employee payroll and incentive compensation costs related to the completion and release of titles), as well as film production and other content costs, subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of goods sold (software development costs) is recorded on a title-by-title basis based on the greater of the proportion of current year net revenues to the total of current and estimated future net revenues for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, the Company evaluates the recoverability of capitalized software costs based on undiscounted future cash flows and charges to cost of goods sold any amounts that are deemed unrecoverable. The amount of internally developed software included in software development costs was $66,107 and $60,324 at January 31, 2006 and October 31, 2005, respectively. Royalties earned under the Company’s internal royalty program continue to be expensed as incurred as a component of cost of goods sold (royalties).

Agreements with third-party developers generally provide the Company with exclusive publishing and distribution rights and require the Company to make advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs. Advance payments are capitalized subsequent to establishing technological feasibility and amortized as royalties in cost of goods sold on a title-by-title basis based on the greater of the proportion of current year net revenues to the total of current and estimated future net revenues for that title or the contractual royalty rate based on actual product net revenues as defined in the respective agreements. At each balance sheet date, the Company evaluates the recoverability of advanced development payments and unrecognized minimum commitments not yet paid to determine the amounts unlikely to be realized through product sales. Advance payments are charged to cost of goods sold in the amount that management determines is unrecoverable in the period in which such determination is made or if management determines that it will cancel a development project. Criteria used to evaluate expected product performance and to estimate future net revenues for a title include historical performance of comparable titles, orders for titles prior to release and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

The amount of software development costs resulting from advance payments and guarantees to third-party developers was $51,823 and $48,104 at January 31, 2006 and October 31, 2005, respectively.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table provides the details of software development costs:

	Three months ended January 31,

	2006	2005

Balance, November 1	$108,428	$64,322
Additions	32,268	39,510
Amortization	(22,583)	(13,358)
Write down	(520)	(2,964)
Foreign exchange	337	498

Balance, January 31	117,930	88,008
Less: current portion	77,529	64,091

Non-current portion	$40,401	$23,917

Software development costs at January 31, 2006 and October 31, 2005 included amounts of $84,447 and $77,544, respectively, related to titles that have not yet been released.

Prior to fiscal 2005, all internal software development costs were classified as long-term which was not consistent with the accounting for external software development costs which are classified as either current or non-current based on the expected current year net revenues to the total of current and estimated future net revenues related to the release of a title.

9.     LICENSES

Licenses consist of payments and guarantees made to licensors of intellectual property rights. The Company’s agreements with certain licensors provide for minimum guaranteed payments for intellectual property and other licensing rights which may be recouped against amounts due to the licensor based on product net revenues. Minimum guaranteed payments are initially recorded as an asset (licenses) and as a liability (accrued licenses) at the contractual amount upon execution of the contract when no significant performance remains with the licensor. When significant performance remains with the licensor, the Company records payments when actually due.

Licenses are amortized as royalties in cost of goods sold on a title-by-title basis based on the greater of the proportion of current year net revenues to the total of current and estimated future net revenues for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. At each balance sheet date, the Company evaluates licenses as well as any unrecognized minimum commitments not yet paid to determine the amounts unlikely to be realized through product sales. License-based assets are charged to cost of goods sold in the amount that management determines is not probable of being recouped at the contractual royalty rate based on current and future net revenues in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include historical performance of comparable titles, orders for titles prior to release and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

The following table provides the details of licenses:

	Three months ended January 31,

	2006	2005

Balance, November 1	$9,981	$5,665
Additions	6,096	4,480
Amortization	(4,943)	(1,256)
Write down	—	(400)

Balance, January 31	11,134	8,489
Less: current portion	6,717	6,689

Non-current portion	$4,417	$1,800

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Included in licenses at January 31, 2006 and October 31, 2005 are $8,575 and $5,466 related to titles that have not yet been released.

10.     FIXED ASSETS, NET

As of January 31, 2006 and October 31, 2005, fixed assets consist of:

	January 31, 2006	October 31, 2005

Computer equipment	$25,129	$22,893
Office equipment	14,541	13,940
Computer software	28,774	26,411
Furniture and fixtures	6,319	6,338
Leasehold improvements	18,253	19,031
Capital leases	398	398

	93,414	89,011
Less: accumulated depreciation and amortization	45,199	40,394

Total	$48,215	$48,617

Depreciation expense for the three months ended January 31, 2006 and 2005 is $5,177 and $3,449, respectively.

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

		January 31, 2006			October 31, 2005

	Range of Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Amortization Accumulated	Net

Trademarks	7-10 years	$30,407	$(15,176)	$15,231	$29,365	$(14,145)	$15,220
Customer lists and relationships	5-10 years	4,673	(3,351)	1,322	4,673	(3,282)	1,391
Intellectual property	2-6 years	70,618	(37,734)	32,884	69,927	(36,371)	33,556
Non-competition agreements	3-6 years	9,868	(4,932)	4,936	8,738	(4,472)	4,266
Technology	3 years	11,509	(5,401)	6,108	9,032	(4,799)	4,233

Total		$127,075	$(66,594)	$60,481	$121,735	$(63,069)	$58,666

Amortization expense for the three months ended January 31, 2006 and 2005 is as follows:

	Three months ended January 31,

	2006	2005

Included in:
Cost of goods sold – product costs	$2,077	$2,671
Depreciation and amortization	1,474	1,337

Total amortization expense	$3,551	$4,008

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Estimated amortization expense for the fiscal years ending October 31, is as follows:

Remainder of 2006	$14,965
2007	14,897
2008	14,185
2009	7,375
2010	4,647
Thereafter	4,412

Total	$60,481

For the three months ended January 31, 2006, the increase in intellectual property, non-competition agreements, technology and trademarks resulted primarily from the acquisition of Firaxis (See Note 4).

12.     LINES OF CREDIT

On August 24, 2005, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), and terminated its credit agreement with Bank of America, N.A. The JPMorgan credit agreement provides for borrowings of up to $50,000 through the expiration of the agreement on August 23, 2006. Advances under the credit agreement bear interest at a rate of 0.25% to 0.75% over the bank’s prime rate, or at the Eurodollar rate plus 1.25% to 1.75% depending on the Company’s consolidated leverage ratio. The Company is required to pay a commitment fee to the bank equal to 0.25% of the unused loan balance and borrowings under the agreement are collateralized by certain of the Company’s assets. The credit agreement also contains financial and other covenants (including a consolidated asset coverage ratio) and limits or prohibits the Company from paying cash dividends, merging or consolidating with another corporation, selling or acquiring assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. Available borrowings under the agreement are reduced by the amount of any outstanding stand-by letters of credit, which is $1,560 at January 31, 2006. The Company had no borrowings under the credit agreement and was in compliance with all financial and other covenants at January 31, 2006.

In May 2005, the Company’s United Kingdom subsidiary renewed its credit facility agreement with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $23,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2006. The Company had no outstanding guarantees and no borrowings under this facility as of January 31, 2006.

13.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of January 31, 2006 and October 31, 2005 consist of:

	January 31, 2006	October 31, 2005

Royalties	$27,815	$17,940
Compensation and benefits	14,303	23,729
Licenses	10,790	9,743
Deferred revenue	6,403	6,414
Rent and deferred rent obligations	6,503	6,484
Co-op advertising	5,284	3,802
Professional fees	5,509	7,219
Freight	1,569	2,321
Other	15,518	13,050

Total	$93,694	$90,702

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

14.     LEGAL AND OTHER PROCEEDINGS

Following the re-rating of Grand Theft Auto: San Andreas by the Entertainment Software Rating Board (“ESRB”) from an “M” (age 17 and over) rating to an “AO” (age 18 and over) rating in July 2005, the Company was notified by the staff of the Federal Trade Commission’s (“FTC”) Division of Advertising Practices that it is conducting an inquiry into advertising claims made for the title and whether the Company engaged in unfair or deceptive acts or practices in violation of section 5 of the Federal Trade Commission Act, 15 U.S.C., Section 45. The Company is cooperating with the FTC inquiry and believes that it acted in accordance with all applicable laws and regulations.

In July 2005, the Company received three purported class action complaints against the Company and its subsidiary, Rockstar Games, two of which were filed in the United States District Court for the Southern District of New York and one such complaint which was filed in the United States District Court, Eastern District of Pennsylvania. On September 8, 2005, another similar complaint was filed in the Circuit Court for the Twentieth Judicial District, St. Clair County, Illinois. The plaintiffs, alleged purchasers of the Company’s Grand Theft Auto: San Andreas game, allege that the Company and Rockstar Games engaged in consumer deception, false advertising and common law fraud and were unjustly enriched as a result of the alleged failure of the Company and Rockstar Games to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving an “M” rating from the ESRB rather than an “AO” rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. The New York actions and the Pennsylvania action have been consolidated in the Southern District of New York under the caption In re Grand Theft Auto Video Game Consumer Litigation, (05-CV-6734 (BSJ)). The Illinois action has been removed to the United States District Court for the Southern District of Illinois, and the Company has moved the Judicial Panel on Multidistrict Litigation for an order transferring the Illinois action to the Southern District of New York for coordinated or consolidated proceedings with the actions pending in New York.

In January 2006, the City Attorney for the City of Los Angeles filed a complaint against the Company and Rockstar Games in the Superior Court of the State of California. The complaint alleges that the Company and Rockstar Games violated sections of the California Business and Professions Code prohibiting untrue and misleading statements and unfair competition and that the Company and Rockstar Games were unjustly enriched as a result of the alleged failure to disclose that Grand Theft Auto: San Andreas contained “hidden” content which should have resulted in the game receiving an Adults Only (“AO”) rating from the ESRB rather than a Mature (“M”) rating. The complaint also alleges that the Company made misleading statements as to the origin of the “hidden” content. The complaint seeks injunctive relief, restitution for purchasers of the game and civil fines. The Company has also received requests for documents and information from the Attorneys General of the States of North Carolina and Connecticut relating to Grand Theft Auto: San Andreas.

In February and March 2006, an aggregate of four purported class action complaints were filed against the Company, its Chief Executive Officer, Chief Financial Officer and former Chief Global Operating Officer in the United States District Court for the Southern District of New York (the “New York Actions”). Plaintiffs for the complaints are Max Kaplan, John Fenninger, David Andrews and David Toth. The complaints allege that the defendants violated Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“Exchange Act”) by making or causing the Company to make untrue statements or failing to disclose in certain press releases and SEC periodic reports that, among other things: Grand Theft Auto: San Andreas  contained “hidden” content which should have resulted in the game receiving an Adults Only (“AO”) rating from the ESRB rather than a Mature (“M”) rating; the defendants attempted to bolster sales of Grand Theft Auto: San Andreas by concealing the “adult content” from retailers who refused to carry AO material; the Company’s management failed to keep the Board of Directors informed of important issues or failed to do so in a timely fashion; and the Company was misstating capitalized software development costs and amortization expense and had inadequate internal controls and procedures to ensure accuracy in its reported financial results. The plaintiffs seek to recover unspecified damages and their costs in these actions.

In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the Southern District of New York against the Company, as nominal defendant, and certain of the Company’s officers and directors and certain former officers and directors. The factual allegations in this action are similar to the allegations contained in the New York Actions. Plaintiff asserts that certain defendants breached their fiduciary duty by selling Company stock while in possession of certain material non-public information and breached their fiduciary duty and violated Section 14(a) and Rule 14a-9 of the Exchange Act by failing to disclose material facts in the Company’s 2003, 2004 and 2005 proxy statements in which the Company solicited approval to increase share availability under its 2002 Stock Option Plan. Plaintiff seeks the return of all profits from the alleged

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

insider trading conducted by the individual defendants who sold Company stock, unspecified compensatory damages with interest and their costs in the action.

In February 2006, Bamboo Partners, LLC, filed a purported class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company as nominal defendant and certain officers and directors and former officers and directors. The factual allegations in this action are similar to the allegations contained in the New York Actions. The plaintiff alleges that certain defendants breached their fiduciary obligations as a result of the Company’s misrepresentations regarding its business and prospects and that they disseminated materially false information to the Company’s stockholders. Plaintiff also alleges that individual defendants breached their fiduciary duties through mismanagement and a failure of oversight and by diluting the Company’s stock as a result of omissions in the Company’s 2003, 2004 and 2005 proxy statements relating to increases in share availability under its 2002 Stock Option Plan. Plaintiff also claims that the Company is entitled to contribution and indemnification from the individual defendants and to a return of certain bonuses and incentive payments made to certain officers.  In addition to the return of these payments, plaintiff seeks recovery of profits from alleged insider trading under theories of alleged unjust enrichment and abuse of control, and unspecified damages against the individual defendants, attorney’s fees and costs.

In January 2006, Todd Veeck filed a complaint in the Court of Chancery of the State of Delaware against the Company pursuant to the 8 Del. C. § 220 to compel inspection of the Company’s books and records in order to “investigate” possible breaches of fiduciary duties with regard to the creation, development, marketing and sale of the Company’s Grand Theft Auto line of products.

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

The Company intends to vigorously defend and seek dismissal of these matters and, with respect to the derivative actions, the Company has been advised that the individual defendants will vigorously defend such actions. However, the Company cannot predict the outcome of these matters and, if determined adversely to the Company, such matters, either singly or in the aggregate, could result in the imposition of significant judgments, fines and/or penalties which could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company is also involved in routine litigation in the ordinary course of its business, which in management’s opinion will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

15.     COMMITMENTS AND CONTINGENCIES

A summary of annual minimum contractual obligations and commitments as of January 31, 2006 is as follows:

Fiscal Years Ending January 31,	Licensing and Marketing Agreements	Software Development Agreements	Leases	Distribution Agreements	Total

Remainder of 2006	$52,752	$37,922	$13,015	$4,235	$107,924
2007	53,248	17,365	14,239	—	84,852
2008	48,226	10,883	12,995	—	72,104
2009	49,034	39	12,956	—	62,029
2010	49,017	—	11,232	—	60,249
Thereafter	90,480	—	30,408	—	120,888

	$342,757	$66,209	$94,845	$4,235	$508,046

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Licensing and Marketing Agreements: The Company’s license expense consists primarily of payments made to licensors for intellectual property rights under agreements which expire at various times through December 2012. As of January 31, 2006, the Company has minimum guaranteed licensing and marketing commitments of $342,757 outstanding, of which $4,062 is recorded in the Company’s condensed consolidated balance sheet as the licensor does not have any significant performance obligation to the Company. Minimum guaranteed licensing and marketing commitments primarily reflect the Company’s agreements with major sports leagues and players’ associations.

Software Development Agreements: The Company’s payments made to third-party software developers include contractual advances and royalties under agreements which expire at various times through November 2008. Assuming performance by third-party developers, the Company has aggregate outstanding commitments of $66,209 under various software development agreements at January 31, 2006. The Company has also established an internal royalty program pursuant to which it pays royalties to its development personnel based on product sales. Royalties earned under the Company’s internal royalty program continue to be expensed as incurred.

Lease Commitments: The Company’s offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from August 2006 to October 2014. The Company also leases certain furniture, equipment and automobiles under non-cancelable leases expiring through November 2009. Future minimum rental payments for fiscal 2006 are $13,015 and aggregate minimum rental payments through applicable lease expirations are $94,845.

Distribution Agreements: The Company periodically enters into distribution agreements to purchase various software games. These agreements, which expire at various dates through January 2007, require remaining aggregate minimum guaranteed payments of $4,235 at January 31, 2006.

Contingent Consideration: In November 2005, in connection with the acquisition of Firaxis, the Company agreed to make additional payments of $11,250 based on future product sales, of which approximately $10,000 will be recorded as additional purchase price and $1,250 will be recorded as employee compensation expense.

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

16.     SEGMENT REPORTING

The Company is a publisher and distributor of interactive software games. The Company’s operations involve similar products and customers worldwide. The products are developed and sold domestically and internationally. The Company is centrally managed and the chief operating decision makers, including the chief executive officer, use consolidated financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single segment.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Information about the Company’s total non-current assets in the United States, Canada and international areas as of January 31, 2006 and October 31, 2005 is presented below:

	January 31, 2006	October 31, 2005

Non-current assets:
United States	$238,094	$208,947
Canada	15,186	13,353
International:
United Kingdom	33,576	28,013
Switzerland	25,640	29,410
All other Europe	31,678	29,749
Other	10,473	10,162

Total	$354,647	$319,634

Information about the Company’s net revenues in the United States, Canada and international areas for the three months ended January 31, 2006 and 2005 is presented below (net revenues are attributed to geographic areas based on product destination):

	Three months ended January 31,

	2006	2005

Net Revenues:
United States	$156,926	$296,168
Canada	32,673	34,176
International
United Kingdom	20,188	64,976
All other Europe	47,642	94,349
Asia Pacific	6,012	11,537
Other	1,540	1,268

Total	$264,981	$502,474

North America	71.6%	65.7%
International	28.4%	34.3%

Information about the Company’s net revenues by product category for the three months ended January 31, 2006 and 2005 is presented below:

	Three months ended January 31,

	2006	2005

Product Category:
Publishing	$158,288	$355,384
Distribution	106,693	147,090

Total	$264,981	$502,474

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

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Information about the Company’s net revenues by product platforms for the three months ended January 31, 2006 and 2005 is presented below:

	Three months ended January 31,

	2006	2005

Platforms:
Sony PlayStation 2	$64,203	$350,791
Sony PSP	53,913	—
Microsoft Xbox	18,240	41,661
Microsoft Xbox 360	18,113	—
PC	32,048	27,631
Sony PlayStation	573	2,954
Nintendo Game Boy Color, Game Boy Advance, DS and N64	27,488	25,113
Nintendo GameCube	6,165	12,736
Hardware	29,540	24,519
Accessories and other	14,698	17,069

Total	$264,981	$502,474

17. Subsequent Event

In February 2006, in connection with the Company’s Rockstar compensation plan, the Board of Directors approved the issuance of shares of restricted common stock under the Company’s Incentive Stock Plan having an aggregate value of $25.0 million. Shares of restricted stock having a value of approximately $14.8 million (950,000 shares) were immediately granted principally to certain Rockstar employees responsible for product development, and the balance of the shares with a value of $10.2 million will be issued to certain Rockstar employees when the stockholders of the Company approve an amendment to the Company’s Incentive Stock Plan to increase the number of shares available for grant thereunder. Such shares will vest as to one-third of such shares in each of February 2007, February 2008 and February 2009.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a leading global publisher of interactive software games designed for personal computers, and video game consoles and handheld platforms manufactured by Sony, Microsoft and Nintendo. We also distribute our products as well as third-party software, hardware and accessories to retail outlets in North America through our Jack of All Games subsidiary, and we have sales, marketing and publishing operations in Australia, Austria, Canada, China, France, Germany, Italy, Japan, The Netherlands, New Zealand, Spain, Switzerland and the United Kingdom.

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

We have diversified our product offerings by capitalizing on significant growth opportunities in the market for sports and other licensed action and strategy titles. During fiscal 2005 and our fiscal quarter ended January 31, 2006, we made several strategic acquisitions of leading sports and strategy game development studios and entered into license agreements with major sports leagues to develop sports titles. We also entered into license agreements for several popular entertainment properties, acquired well-known intellectual property rights, and entered into distribution and publishing arrangements for major action and strategy PC titles.

The video game industry is currently undergoing a transition due to the introduction of next generation hardware platforms and new software for these platforms. In 2005, Sony introduced the PlayStation Portable (PSP), a new handheld gaming system, followed by Microsoft’s release of the Xbox 360, a next generation console platform. Sony is expected to introduce the PlayStation 3 and Nintendo is planning the launch of the Revolution console system during calendar year 2006. During the transition to next generation hardware platforms, our operating results may become more volatile and more difficult to predict. Additionally, our publishing and distribution net revenues may slow or decline during the transition period, due to downward pressure on software pricing on current generation platforms, limited initial availability of new hardware platforms and a decline in consumer purchases in anticipation of next generation platforms becoming available. See “Cautionary Statements and Risk Factors.”

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the adequacy of allowances for returns, price concessions and doubtful accounts; the amortization and recoverability of capitalized software development costs, licenses and other intangibles; valuation of inventories, fair value of stock compensation and realization of deferred income taxes. Actual amounts could differ significantly from these estimates.

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

Our distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, we sometimes accept returns from our distribution customers for stock balancing and make accommodations to customers, which include credits and returns, when demand for specific titles falls below expectations.

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

Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price concessions in any accounting period. We believe we can make reliable estimates of returns and price concessions. However, actual results may differ from initial estimates as a result of changes in circumstances, market conditions and assumptions. Adjustments to estimates are recorded in the period in which they become known. At January 31, 2006, our accounts receivable balance is net of reserves of approximately $1,185 for remaining product returns primarily related to our North American retail inventory of Grand Theft Auto: San Andreas as a result of the re-rating of the title by the Entertainment Software Rating Board (“ESRB”) in July 2005.

Software Development Costs

We utilize both internal development teams and third-party software developers to develop our products. We capitalize internal software development costs (including share-based compensation, specific employee payroll and incentive compensation costs related to the completion and release of titles), as well as film production and other content costs, subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of goods sold (software development costs) is recorded on a title-by-title basis based on the greater of the proportion of current

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

year sales to the total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, we evaluate the recoverability of capitalized software costs based on undiscounted future cash flows and charge to cost of goods sold any amounts that are deemed unrecoverable. Royalties earned under our internal royalty program continue to be expensed as incurred as a component of cost of goods sold (royalties).

Our agreements with third-party developers generally provide us with exclusive publishing and distribution rights and require us to make advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs. Advance payments are capitalized subsequent to establishing technological feasibility and amortized as royalties in cost of goods sold on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. At each balance sheet date, we evaluate the recoverability of advanced development payments and unrecognized minimum commitments not yet paid to determine the amounts unlikely to be realized through product sales. Advance payments are charged to cost of goods sold in the amount that management determines is unrecoverable in the period in which such determination is made or if management determines that it will cancel a development project. Criteria used to evaluate expected product performance and to estimate future sales for a title include historical performance of comparable titles, orders for titles prior to release and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

Licenses

Licenses consist of payments and guarantees made to licensors of intellectual property rights. Our agreements with certain licensors provide for minimum guaranteed payments for intellectual property licenses and other licensing rights which may be recouped against amounts due to the licensor or developer based on product sales. Minimum guaranteed payments are initially recorded as an asset (licenses) and as a liability (accrued licenses) at the contractual amount upon execution of the contract when no significant performance remains with the licensor. When significant performance remains with the licensor, we record payments when actually due.

Licenses are amortized as royalties in cost of goods sold on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. At each balance sheet date, we evaluate licenses as well as any unrecognized minimum commitments not yet paid to determine the amounts unlikely to be realized through product sales. License-based assets are charged to cost of goods sold in the amount that management determines is not probable of being recouped at the contractual royalty rate based on current and future sales in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include historical performance of comparable titles, orders for titles prior to release and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

Income Taxes

Income tax assets and liabilities are determined by taxable jurisdiction. We do not provide taxes on undistributed earnings of our international subsidiaries. The total amount of undistributed earnings of foreign subsidiaries was approximately $173,000 as of January 31, 2006. It is currently our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends. The realization of deferred tax assets depends on whether we generate future taxable income of the appropriate type. In addition, we may adopt tax planning strategies to realize these assets. If future taxable income does not materialize or tax planning strategies are not effective, we may be required to record a valuation allowance.

New tax legislation currently in place is intended to replace the extraterritorial income (“ETI”) exclusion. We currently derive benefits from the ETI exclusion, which is limited to 80% and 60% of the otherwise allowable exclusion calendar years 2005 and 2006, respectively. There will be no ETI deduction available after calendar year 2006. The new legislation permits a deduction from taxable income based on certain qualified income from domestic production activities. We do not expect to generate any taxable benefits from this deduction in fiscal 2006.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

This new legislation also provides for a one-time 85% dividends received deduction on repatriation of foreign earnings, which was applicable to us if utilized by December 31, 2005. Historically, we have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no incremental taxes have been provided thereon. We did not repatriate foreign earnings under this provision.

The provision (benefit) for income taxes for the three months ended January 31, 2006 and 2005 are based on the company’s estimated annualized effective tax rates for the respective years. The estimated annualized effective tax rate for fiscal 2006 is a benefit of 40.0% compared to an estimated annualized effective tax rate for fiscal 2006, which was an expense of 24.6%. The higher estimated annual effective tax rate in fiscal 2006 is primarily attributable to forecasted losses in higher tax rate jurisdictions and the U.S. tax benefit from the extraterritorial income exclusion. The lower effective tax rate for the comparable period in fiscal 2005 was primarily attributable to a higher proportion of forecasted earnings in lower tax rate jurisdictions.

As of January 31, 2006 and October 31, 2005, prepaid taxes and taxes receivable primarily include carry-back and refund claims. The increase from October 31, 2005 is primarily attributable to an increase in carry-back claims anticipated for 2006.

At each balance sheet date, we evaluate the estimated annual effective tax rate based on updated information on forecasted income in each of our jurisdictions. Any revisions to the tax rate are recorded in the current period to reflect our current best estimate of the annual effective tax rate.

We adopted FAS 123(R) on November 1, 2005, which requires, among other items, the recognition of stock option expense in the results of operations. As a result of the adoption of SFAS 123(R), the income tax effects of compensatory stock options are included in the computation of the income tax expense (benefit), and deferred tax assets and liabilities, subject to certain prospective adjustments to stockholders’ equity for the differences between the income tax effects of expenses recognized in the results of operations and the related amounts deducted for income tax purposes. Prior to our adoption of SFAS 123(R) the tax benefits relating to the income tax deductions for compensatory stock options were recorded directly to stockholders’ equity.

Recently Issued and Adopted Accounting Pronouncements

Effective November 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which revised Statement of Financial Accounting Standards 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123(R) requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to employee stock options was not recognized in the statement of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Prior to November 1, 2005, we had adopted the disclosure-only provisions under SFAS 123. In the three months ended January 31, 2006, stock-compensation expense of approximately $4.8 million, which excludes capitalizable costs of $1.3 million, was recorded in the condensed consolidated statement of operations in connection with adoption of SFAS 123(R). There was no cumulative effect of adoption. Refer to Note 3 to our unaudited condensed consolidated financial statements for further information. There were no other new accounting pronouncements adopted during the first quarter of fiscal 2006.

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

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Results of Operations

The following table sets forth for the periods indicated the percentage of net revenues represented by certain items reflected in our statement of operations, and sets forth net revenues by territory, sales mix, platform and principal products:

	Three months ended January 31,

	2006	2005

Operating data:
Net revenues	100.0%	100.0%
Cost of goods sold
Product costs	60.7	47.3
Royalties	12.4	16.0
Software development costs	5.9	0.8
Total cost of goods sold	79.0	64.1

Selling and marketing	15.7	10.1
General and administrative	14.5	5.7
Research and development	6.7	4.7
Depreciation and amortization	2.5	1.0

Interest income, net	0.1	0.1
Provision (benefit) for income taxes	(7.3)	3.6
Net income (loss)	(11.0)	11.0
Net Revenues by Territory:
North America	71.6%	65.7%
International	28.4	34.3
Net Sales Mix:
Publishing	59.7%	70.7%
Distribution	40.3	29.3
Platform Mix (publishing):
Console	47.6%	95.8%
PC	12.1	1.8
Handheld	34.9	1.0
Accessories	5.4	1.4

Our best-selling titles for the three months ended January 31, 2006 and 2005 as a percentage of net revenues are as follows:

Top Ten Titles – Three months ended January 31, 2006	Platform	Release Date	% of Net Revenues

Grand Theft Auto: Liberty City Stories	PSP	October 2005	19.5%
Grand Theft Auto: San Andreas	PS2	October 2004	5.5
Sid Meier’s Civilization IV	PC	October 2005	4.6
NBA 2K6	Xbox 360	November 2005	2.4
Torino 2006™	PS2	January 2006	2.1
Amped 3	Xbox 360	November 2005	2.0
Midnight Club 3: DUB Edition	PSP	June 2005	1.6
NHL 2K6	Xbox 360	November 2005	1.4
Grand Theft Auto: San Andreas	Xbox	June 2005	1.3
Midnight Club 3: Dub Edition	PS2	April 2005	1.3

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Top Ten Titles – Three months ended January 31, 2005	Platform	Release Date	% of Net Revenues

Grand Theft Auto: San Andreas	PS2	October 2004	57.1%
Grand Theft Auto: Vice City	PS2	October 2002	1.3
ESPN NBA 2K5	PS2	September 2004	1.3
ESPN NFL 2K5	PS2	July 2004	1.1
ESPN College Hoops 2K5	PS2	November 2004	0.9
Grand Theft Auto Double Pack	Xbox	November 2003	0.7
ESPN College Hoops 2K5	Xbox	November 2004	0.7
ESPN NBA 2K5	Xbox	September 2004	0.6
ESPN NFL 2K5	Xbox	July 2004	0.6
Outlaw Golf 2	PS2	November 2004	0.5

Business Acquisitions

During fiscal 2005 and the three months ended January 31, 2006, we consummated the acquisitions described below. To the extent that the purchase price allocation for these acquisitions is preliminary, we do not expect that the final purchase price allocation will be materially different. The acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations and financial position of the acquired businesses are included in our condensed consolidated financial statements from the respective dates of acquisition. Pro forma information has not been provided as the impact of these acquisitions was not material.

Firaxis Games, Inc. In November 2005, we acquired all of the outstanding capital stock of Firaxis Games, Inc., a developer of PC and strategy titles, including the Civilization franchise. The purchase price of approximately $15,442 consisted of $12,500 of unregistered common stock and $4,085 of development advances previously paid to Firaxis reduced by net cash acquired of $1,143. In connection with the acquisition, we recorded $5,284 of identifiable intangible assets, comprised of $1,130 of non-competition agreements and $4,154 of intellectual property, $11,445 of goodwill, which is not deductible for tax purposes, $333 of net assets and $1,620 of deferred tax liabilities, on a preliminary basis. We also agreed to make additional payments of $11,250 based on future product sales, of which approximately $10,000 will be recorded as additional purchase price when the conditions requiring their payment are met and $1,250 will be recorded as employee compensation expense.

Irrational Studios LLC. In August 2005, we acquired all of the outstanding membership interests in Irrational Studios, the developer of certain of our titles. The purchase price consisted of $4,212 in cash and $2,000 of unregistered common stock, which was payable at closing, $1,550 of development advances previously paid to Irrational and $2,000 of deferred consideration which is payable in equal amounts on the first and second anniversary of the acquisition. In connection with the acquisition, we recorded $2,250 of identifiable intangible assets, $7,665 of goodwill, which is deductible for tax purposes, $187 of non-current assets and $340 of net current liabilities, on a preliminary basis. We also agreed to make additional payments of $2,000 based on the delivery of products which will be recorded as additional purchase price when the conditions requiring their payment are met.

Gaia Capital Group. In June 2005, we acquired all of the outstanding capital stock of Gaia Capital Group and its wholly-owned subsidiaries, the developers of certain of our titles. The purchase price consisted of $5,748 in cash, $4,055 of development advances previously paid to Gaia and deferred consideration of $1,597. In connection with the acquisition, we recorded $3,940 of identifiable intangible assets, $7,918 of goodwill, which is deductible for tax purposes, $528 of non-current assets and $986 of net current liabilities, on a preliminary basis.

Visual Concepts Entertainment and Kush Games. In January 2005, we acquired from SEGA all of the outstanding capital stock of Visual Concepts Entertainment and its wholly-owned subsidiary, Kush Games, the developers of certain of our sports titles, and certain intellectual property rights associated with these products. The purchase price consisted of $27,794 in cash, $1,866 of development advances previously paid to SEGA and contingent consideration of $2,593 based on the release of certain titles. In connection with the acquisition, we recorded $7,980 of identifiable intangible assets, $29,433 of goodwill, which is not deductible for tax purposes, $1,196 of non-current assets, $3,164 of net current liabilities and $3,192 of deferred tax liabilities related to identifiable intangible assets.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Three Months ended January 31, 2006 and 2005

Net Revenues

	Three months ended January 31,

	2006	%	2005	%	$ (Decrease)	% (Decr)

Publishing	$158,288	59.7	$355,384	70.7	$(197,096)	(55.5)
Distribution	106,693	40.3	147,090	29.3	(40,397)	(27.5)

Total net revenues	$264,981	100.0	$502,474	100.0	$(237,493)	(47.3)

Net Revenues. The decrease in net revenues for the three months ended January 31, 2006 primarily reflects an unfavorable comparison to a period with strong sales of Grand Theft Auto: San Andreas for the PlayStation 2, which was released in October 2004. The decrease is also attributable to lower distribution revenues and a decline in the prices of current generation software titles due to weaker market conditions and the ongoing transition to next generation hardware platforms. Publishing revenues for the three months ended January 31, 2006 primarily reflects sales of Grand Theft Auto: Liberty City Stories for the PSP, Grand Theft Auto: San Andreas across multiple platforms and Sid Meier’s Civilization IV for PC. Publishing revenues for the three months ended January 31, 2006 and 2005 include licensing revenues of $3,042 and $2,332, respectively.

Products designed for video game console platforms accounted for 47.6% of publishing revenues as compared to 95.8% for the comparable period last year. Products designed for PC platforms accounted for 12.1% of publishing revenues as compared to 1.8% for the prior comparable period. The increase in sales of products for PC platforms as a percentage of publishing revenues was primarily attributable to sales of Sid Meier’s Civilization IV and Grand Theft Auto: San Andreas for PC. We anticipate that our platform mix will be heavily weighted toward console platforms and the PSP handheld system, but may fluctuate from period to period.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. The decrease in distribution revenues was primarily attributable to a continued decline in sales volume of value and front-line software titles, a decrease in average selling prices of interactive entertainment products as our industry transitions to next generation platforms and increased competition in the value software segment. The decline in sales of software titles was partially offset by an increase in hardware sales and peripherals, primarily attributable to the Xbox 360 and related accessories and to continued demand for the Sony PSP.

International operations accounted for approximately $75,382, or 28.4% of net revenues for the three months ended January 31, 2006 compared to $172,130, or 34.3% of net revenues for the three months ended January 31, 2005. The decrease was primarily attributable to lower publishing revenues in Europe, which reflected the unfavorable comparison to a period with significant sales of Grand Theft Auto: San Andreas for the PlayStation 2, which was launched in Europe in October 2004. International revenues for the three months ended January 31, 2006 are primarily attributable to sales of Grand Theft Auto: Liberty City Stories for the PSP, and Grand Theft Auto: San Andreas and Torino 2006™ across multiple platforms.

Net revenues related to international operations were reduced by approximately $6,796 and increased by $16,586 due to changes in foreign exchange rates in the three months ended January 31, 2006 and January 31, 2005, respectively. We expect international net revenues to continue to account for a significant portion of our revenues.

Cost of Goods Sold

	Three months ended January 31,

	2006	% of Net Revenues	2005	% of Net Revenues	$ Increase (Decrease)	% Incr (Decr)

Product costs	$160,853	60.7	$237,485	47.3	$(76,632)	(32.3)
Royalties	32,867	12.4	80,209	16.0	(47,342)	(59.0)
Software development costs	15,594	5.9	4,205	0.8	11,389	270.8

Total cost of goods sold	$209,314	79.0	$321,899	64.1	$(112,585)	(35.0)

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Product costs. The decrease in product costs in absolute dollars is consistent with the decrease in publishing and distribution revenues. The increase as a percentage of net revenues was primarily due to the higher proportion of distribution revenues, including sales of hardware products, which have higher product costs than publishing revenues. Additionally, net revenues for the three months ended January 31, 2006 were reduced by lower prices on current generation software titles, which resulted in an increase in product costs as a percentage of net revenues for the current period.

Royalties. The decrease in royalties is primarily due to the decrease in publishing revenues. Royalty expense for the three months ended January 31, 2006 is primarily attributable to internal royalty costs related to sales of Grand Theft Auto: Liberty City Stories for the PSP and Grand Theft Auto: San Andreas for the PlayStation 2 and Xbox. In the comparable prior period, higher internal royalty costs are related to significant sales of Grand Theft Auto: San Andreas for the PlayStation 2, which was released in October 2004.

Software development costs. The increase in software development costs is due to sales of a larger number of internally developed titles resulting in higher amortization of capitalized costs as compared to the prior period. Sales of our internally developed sports and other titles for current and next generation console platforms, including Amped 3 and NBA 2K6 for the Xbox 360, Grand Theft Auto: Liberty City Stories for the PSP and The Warriors across multiple platforms contributed to the increase in software development costs for the three months ended January 31, 2006. In the comparable fiscal 2005 period, software development costs were primarily attributable to sales of Grand Theft Auto: San Andreas for the PlayStation 2.

In future periods, cost of goods sold may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix, distribution channels and royalty arrangements.

Operating Expenses

	Three months ended January 31

	2006	% of Net Revenues	2005	% of Net Revenues	Increase (Decrease)	% Incr (Decr)

Selling and marketing	$41,644	15.7	$50,931	10.1	$(9,287)	(18.2)
General and administrative	38,453	14.5	28,687	5.7	9,766	34.0
Research and development	17,709	6.7	23,417	4.7	(5,708)	(24.4)
Depreciation and amortization	6,651	2.5	4,786	1.0	1,865	39.0

Total operating expenses	$104,457	39.4	$107,821	21.5	$(3,364)	(3.1)

Selling and marketing. The decrease in selling and marketing expense in absolute dollars is primarily due to lower marketing and promotional spending by approximately $8.1 million in the current period. The increase as a percentage of net revenues is primarily due to a decrease in net revenues for the three months ended January 31, 2006. In the comparable fiscal 2005 period, higher advertising and marketing costs were primarily attributable to the release of Grand Theft Auto: San Andreas for the PlayStation 2, which occurred in October 2004, and additional marketing commitments associated with our sports titles.

General and administrative. The increase in general and administrative expense is primarily due to increased compensation and payroll related costs of $5.5 million for additional personnel to support the expected growth of our business. Compensation and payroll related costs included approximately $3.2 million of stock compensation expense due to the adoption of SFAS 123(R), effective November 1, 2005. The increase was also due to higher rent and office related expenses of approximately $2.4 million primarily due to development studios acquired since the first quarter of fiscal 2005 and an increase in professional fees of approximately $1.6 million related to Sarbanes-Oxley compliance, legal matters and process improvement. The increase in general and administrative expenses as a percentage of net revenues was also impacted by a decline in net revenues for the three months ended January 31, 2006.

Research and development. The decrease in research and development expense in absolute dollars is primarily due to a decrease of approximately $7.8 million in incentive compensation costs for personnel, which is consistent with lower net revenues. For the three months ended January 31, 2006, incentive compensation directly related to the

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

completion and release of our titles is capitalized as software development costs and will subsequently be amortized as cost of goods sold upon release of the title. The increase as a percentage of net revenues is primarily due to a decline in net revenues for the three months ended January 31, 2006.

A substantial portion of our research and development costs are capitalized once software development projects reach technological feasibility, which is relatively early in the development process, and subsequently amortized as cost of goods sold. However, amounts earned under our internal royalty program continue to be expensed as incurred in cost of goods sold.

Depreciation and amortization. Depreciation and amortization expense increased primarily due to higher depreciation related to the upgrading of software systems, our new office and warehouse facility for our Jack of all Games subsidiary, additional leasehold improvements related to development studios acquired since the first quarter of 2005 and the addition of new offices for our 2K publishing labels.

Income (Loss) from operations. Income (loss) from operations decreased by $121,544 or 167.1%, to a loss of $48,790 for the three months ended January 31, 2006 from income of $72,754 for the three months ended January 31, 2005, due to the changes referred to above. Changes in foreign exchange rates decreased the loss from operations by approximately $482 for the three months ended January 31, 2006 and increased income from operations by approximately $2,511 for the three months ended January 31, 2005.

Interest income, net. Interest income decreased by $287, or 53.1% to $253 for the three months ended January 31, 2006 from $540 for the prior comparable period due to interest earned on a lower average cash balance.

Provision (benefit) for income taxes. Income tax benefit is $19,415 for the three months ended January 31, 2006 as compared to income tax expense of $18,045 for the three months ended January 31, 2005. The decrease is primarily attributable to our net loss for the period. The estimated annual effective tax rate is a benefit of 40.0% for the three months ended January 31, 2006, compared to an estimated effective tax rate for the comparable period in fiscal 2005, which was an expense of 24.6%. The higher estimated annual effective tax rate in fiscal 2006 is primarily attributable to forecasted losses in higher tax rate jurisdictions and the U.S. tax benefit from the extraterritorial income exclusion. The lower effective tax rate for the comparable period in fiscal 2005 was primarily attributable to a higher proportion of forecasted earnings in lower tax rate jurisdictions.

We adopted FAS 123(R) on November 1, 2005, which requires, among other items, the recognition of stock option expense in the results of operations. As a result of the adoption of SFAS 123(R), the income tax effects of compensatory stock options are included in the computation of the income tax expense (benefit), and deferred tax assets and liabilities, subject to certain prospective adjustments to stockholders’ equity for the differences between the income tax effects of expenses recognized in the results of operations and the related amounts deducted for income tax purposes. Prior to our adoption of SFAS 123(R) the tax benefits relating to the income tax deductions for compensatory stock options were recorded directly to stockholders’ equity.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income (loss). For the three months ended January 31, 2006, net loss was $29,122 as compared to net income of $55,249 for the three months ended January 31, 2005, a decrease of $84,371, or 152.7%. The decrease resulted from the changes referred to above.

Diluted net income (loss) per share. Diluted net loss per share for the three months ended January 31, 2006 of $0.41, decreased $1.20 as compared to diluted net income per share of $0.79 for the three months ended January 31, 2005, principally due to the net loss for the period and increase in the weighted average common shares outstanding.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Liquidity and Capital Resources

Our primary cash requirements are to fund the development and marketing of our products. We satisfy our working capital requirements primarily through cash flow from operations. At January 31, 2006, we had working capital of $333,724 as compared to working capital of $378,967 at October 31, 2005.

Cash and cash equivalents increased by $35,702 for the three months ended January 31, 2006 as follows:

	Three months ended January 31,

	2006	2005

Cash provided by operating activities	$39,459	$189,476
Cash used in investing activities	(5,313)	(48,895)
Cash provided by financing activities	1,095	7,338
Effect of foreign exchange rates on cash and cash equivalents	461	56

Net increase in cash and cash equivalents	$35,702	$147,975

Operating Activities. Cash provided by operating activities for the three months ended January 31, 2006 was $39,459 compared to $189,476 for the three months ended January 31, 2005. The decrease is primarily due to the net loss in the current period, adjusted for non-cash items including amortization of software development costs and licenses and the provision for doubtful accounts and sales allowances. The decrease is also due to additional expenditures related to the development of our titles and subsequent payment of accounts payable related to inventory purchased prior to October 31, 2005.

Investing Activities. Net cash used in investing activities for the three months ended January 31, 2006 was $5,313 compared to $48,895 for the three months ended January 31, 2005. Net cash used in the current period primarily reflects the purchase of fixed assets partially offset by net cash acquired in the acquisition of Firaxis.  The prior year period reflects the acquisition of Visual Concepts and Kush and the intellectual property of Civilization.

Financing Activities. Net cash provided by financing activities for the three months ended January 31, 2006 was $1,095 as compared to $7,338 for the three months ended January 31, 2005. The decrease was primarily attributable to lower proceeds from the exercise of stock options.

Significant Balance Sheet Changes

Accounts Receivable: The decrease of $92,520 in gross accounts receivable, before allowances, from October 31, 2005 to January 31, 2006, was primarily due to additional cash collections of holiday sales and is consistent with the seasonal fluctuations of our business. Our allowances, which include doubtful accounts, returns, price concessions, rebates and other sales allowances, increased to $91,170 at January 31, 2006 from $69,904 at October 31, 2005 and increased as a percentage of receivables to 52.0% at January 31, 2006 from 26.1% at October 31, 2005. The increase in the allowance is due to weaker market conditions and the ongoing transition to next generation hardware platforms. The increase was slightly offset by a decrease in the reserve for remaining product returns as a result of the re-rating of Grand Theft Auto: San Andreas by the ESRB in July 2005, which was $7,714 at October 31, 2005 and $1,185 at January 31, 2006.

As of January 31, 2006, the receivable balances from our five largest retail customers accounted for approximately 46.9% of our gross receivable balance. Target, Best Buy and Wal-Mart accounted for approximately 12.1%, 12.0% and 11.6%, respectively, of our gross receivable balance. Generally, we have been able to collect our receivables in the ordinary course of business.

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

Loan Facilities: On August 24, 2005, we entered into a new credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), and terminated our credit agreement with Bank of America, N.A, which would have expired on August 28, 2005. The JPMorgan credit agreement provides for borrowings of up to $50,000 through the expiration of the agreement on August 23, 2006. Advances under the credit agreement bear interest at a rate of 0.25% to 0.75% over the bank’s prime rate, or at the Eurodollar rate plus 1.25% to 1.75% depending on our consolidated leverage ratio. We are required to pay a commitment fee to the bank equal to 0.25% of the unused loan balance and borrowings under the agreement are collateralized by certain of our assets. The credit agreement also contains financial and other covenants (including a consolidated asset coverage ratio) and prohibits us from paying cash dividends, merging or consolidating with another corporation, selling or acquiring assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. Available borrowings under the agreement are reduced by the amount of any outstanding stand-by letters of credit, which is $1,560 at January 31, 2006. We had no borrowings under the credit agreement and we were in compliance with all financial and other covenants at January 31, 2006.

In May 2005, our United Kingdom subsidiary renewed its credit facility agreement with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $23,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by us. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2006. We had no outstanding guarantees and no borrowings under this facility as of January 31, 2006.

Capital Expenditures: In fiscal 2006, we expect to spend an additional $5,000 in connection with the continued improvement of our network infrastructure and software systems for our domestic and international operations. We also expect to make additional capital expenditures of approximately $1,000 for leasehold improvements and equipment in our new warehouse facilities in Cincinnati, Ohio, $1,000 for leasehold improvements and equipment in our warehouse facilities in Toronto, Canada and a further $2,000 for leasehold improvements and equipment for several of our studios. As of the date of this report, we have no other material commitments for capital expenditures.

Stock Split: In April 2005, we effected a three-for-two stock split in the form of a stock dividend. Accordingly, all share and per share data in the accompanying unaudited condensed consolidated financial statements and notes thereto give retroactive effect to the stock split.

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

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Contractual Obligations and Contingent Liabilities and Commitments

A summary of annual minimum contractual obligations and commitments as of January 31, 2006 is as follows:

Fiscal Years Ending January 31,	Licensing and Marketing Agreements	Software Development Agreements	Leases	Distribution Agreements	Total

Remainder of 2006	$52,752	$37,922	$13,015	$4,235	$107,924
2007	53,248	17,365	14,239	—	84,852
2008	48,226	10,883	12,995	—	72,104
2009	49,034	39	12,956	—	62,029
2010	49,017	—	11,232	—	60,249
Thereafter	90,480	—	30,408	—	120,888

	$342,757	$66,209	$94,845	$4,235	$508,046

Licensing and Marketing Agreements: Our license expense consists primarily of payments to licensors of intellectual properties under agreements which expire at various times through December 2012. As of January 31, 2006, we have minimum guaranteed licensing and marketing commitments of $342,757 outstanding under various licensing agreements of which $4,062 are recorded in our condensed consolidated balance sheet as the licensor does not have any significant performance obligation. Minimum guaranteed licensing and marketing commitments primarily reflect our agreements with major sports leagues and players’ associations.

Software Development Agreements: Our payments made to third-party developers include contractual advances and royalty payments under agreements which expire at various times through November 2008. Assuming performance by third-party developers, we have aggregate outstanding commitments of $66,209 under various software development agreements at January 31, 2006. We have also established an internal royalty program pursuant to which we pay royalties to certain of our development personnel based on product sales. Royalties earned under our internal royalty program are expensed as incurred.

Lease Commitments: Our offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from April 2006 to October 2014. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through November 2009. Future minimum rental payments for fiscal 2006 are $13,015 and aggregate minimum rental payments through applicable lease expirations are $94,845.

Distribution Agreements: We periodically enter into distribution agreements to purchase various software games that require minimum guaranteed payments. These agreements, which expire at various dates through January 2007, require remaining aggregate minimum guaranteed payments of $4,235 at January 31, 2006.

Contingent Consideration: In November 2005, in connection with the acquisition of Firaxis, we agreed to make additional payments of $11,250 based on future product sales, of which approximately $10,000 will be recorded as additional purchase price and $1,250 will be recorded as employee compensation expense.

In fiscal 2005, in connection with the acquisition of Irrational, we agreed to make additional payments of $2,000 to the former owners of Irrational based on the delivery of products. We do not anticipate making these contingent payments within the next twelve months due to the expected timing of product releases. Additionally, in fiscal 2005, in connection with the acquisition of Visual Concepts and Kush Games, we agreed to make additional payments of approximately $2,600 to SEGA based on the commercial release of products. The additional payments to SEGA are expected to be made in fiscal 2006.

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

International Operations

Net revenues in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net revenues. For the three months ended January 31, 2006 and 2005, net revenues in international markets accounted for approximately 28.4% and 34.3%, respectively, of our net revenues. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. At January 31, 2006, we had no outstanding variable rate indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders’ equity. For the three months ended January 31, 2006, our foreign currency translation adjustment gain was $517. Foreign exchange transaction gain for the three months ended January 31, 2006 was $890. A hypothetical 10% change in applicable currency exchange rates at January 31, 2006 would result in a material translation adjustment.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of the company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, we determined that, as of the October 31, 2005, there were two material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, the company’s disclosure controls and procedures were not effective. As described below, we are in the process of remediating those material weaknesses. Consequently, based on the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that, as of January 31, 2006, the company’s disclosure controls and procedures were not effective.

Management’s Remediation Initiatives
As previously reported in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, management determined that, as of October 31, 2005, there were material weaknesses in the company’s internal control over financial reporting relating to (i) ineffective controls over the existence and valuation of its accounts payable related to inventory purchases and (ii) ineffective controls over the accuracy of the amortization of its capitalized costs. As reported in the Annual Report for fiscal 2005, we initiated a number of changes in our internal controls to remediate these material weaknesses. Although these changes were initiated during the first quarter of fiscal 2006, the remediation effort is not yet completed. Specifically, the company is in the process of implementing the following measures to remediate the control deficiencies:

•
The company is in the process of developing reports to assist in the analysis of accounts payable related to inventory purchases to ensure there is adequate and timely reconciliation of these accounts.

•
The company has added an additional level of review of the amortization of capitalized software development costs to ensure the accuracy of the information used in this calculation. The company has also redesigned the reconciliation schedules in this area to make it easier to review. Further, the company has initiated a feasibility study to determine ways to automate the inputs and/or calculation of these amounts to reduce or eliminate the data entry involved in the current process. Although management believes that this control is in place, it has not been tested for a sufficient period to conclude that the control is effective.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the first quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Following the re-rating of Grand Theft Auto: San Andreas by the Entertainment Software Rating Board (“ESRB”) from “M” (age 17 and over) rating to an “AO” (age 18 and over) rating in July 2005, we were notified by the staff of the Federal Trade Commission’s (“FTC”) Division of Advertising Practices that it is conducting an inquiry into advertising claims made for the title and whether we engaged in unfair or deceptive acts or practices in violation of section 5 of the Federal Trade Commission Act, 15 U.S.C., Section 45. We are cooperating with the FTC inquiry and believes that it acted in accordance with all applicable laws and regulations.

In July 2005, we received three purported class action complaints against the company and its subsidiary, Rockstar Games, two of which were filed in the United States District Court for the Southern District of New York and one such complaint which was filed in the United States District Court, Eastern District of Pennsylvania. On September 8, 2005, another similar complaint was filed in the Circuit Court for the Twentieth Judicial District, St. Clair County, Illinois. The plaintiffs, alleged purchasers of the Grand Theft Auto: San Andreas game, allege that the company and Rockstar Games engaged in consumer deception, false advertising and common law fraud and were unjustly enriched as a result of the alleged failure of the company and Rockstar Games to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving an “M” rating from the ESRB rather than an “AO” rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. The New York actions and the Pennsylvania action have been consolidated in the Southern District of New York under the caption In re Grand Theft Auto Video Game Consumer Litigation, (05-CV-6734 (BSJ)). The Illinois action has been removed to the United States District Court for the Southern District of Illinois, and the company has moved the Judicial Panel on Multidistrict Litigation for an order transferring the Illinois action to the Southern District of New York for coordinated or consolidated proceedings with the actions pending in New York.

In January 2006, the City Attorney for the City of Los Angeles filed a complaint against the company and Rockstar Games in the Superior Court of the State of California. The complaint alleges that the company and Rockstar Games violated sections of the California Business and Professions Code prohibiting untrue and misleading statements and unfair competition and that the company and Rockstar Games were unjustly enriched as a result of the alleged failure to disclose that Grand Theft Auto: San Andreas contained “hidden” content which should have resulted in the game receiving an Adults Only (“AO”) rating from the ESRB rather than a Mature (“M”) rating. The complaint also alleges that the company made misleading statements as to the origin of the “hidden” content. The complaint seeks injunctive relief, restitution for purchasers of the game and civil fines. The company has also received requests for documents and information from the Attorneys General of the States of North Carolina and Connecticut relating to Grand Theft Auto: San Andreas.

In February and March 2006, an aggregate of four purported class action complaints were filed against the company, its Chief Executive Officer, Chief Financial Officer and former Chief Global Operating Officer in the United States District Court for the Southern District of New York (the “New York Actions”). Plaintiffs for the complaints are Max Kaplan, John Fenninger, David Andrews and David Toth. The complaints allege that the defendants violated Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“Exchange Act”) by making or causing the company to make untrue statements or failing to disclose in certain press releases and SEC periodic reports that, among other things: Grand Theft Auto: San Andreas  contained “hidden” content which should have resulted in the game receiving an Adults Only (“AO”) rating from the ESRB rather than a Mature (“M”) rating; the defendants attempted to bolster sales of Grand Theft Auto: San Andreas by concealing the “adult content” from retailers who refused to carry AO material; the company’s management failed to keep the Board of Directors informed of important issues or failed to do so in a timely fashion; and the company was misstating capitalized software development costs and amortization expense and had inadequate internal controls and procedures to ensure accuracy in its reported financial results. The plaintiffs seek to recover unspecified damages and their costs in these actions.

In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the Southern District of New York against the company, as nominal defendant, and certain of the company’s officers and directors and certain former officers and directors.  The factual allegations in this action are similar to the allegations contained in the New York Actions. Plaintiff asserts that certain defendants breached their fiduciary duty by selling company stock while in possession of certain material non-public information and breached their fiduciary duty and violated Section 14(a) and Rule 14a-9 of the Exchange Act by failing to disclose material facts in the company’s 2003, 2004 and 2005 proxy statements in which the company solicited approval to

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

increase share availability under its 2002 Stock Option Plan. Plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold company stock, unspecified compensatory damages with interest and their costs in the action.

In February 2006, Bamboo Partners, LLC, filed a purported class action and derivative complaint in the Court of Chancery of the State of Delaware against the company as nominal defendant and certain officers and directors and former officers and directors.  The factual allegations in this action are similar to the allegations contained in the New York Actions. The plaintiff alleges that certain defendants breached their fiduciary obligations as a result of the company’s misrepresentations regarding its business and prospects and that they disseminated materially false information to the company’s stockholders. Plaintiff also alleges that individual defendants breached their fiduciary duties through mismanagement and a failure of oversight and by diluting the company’s stock as a result of omissions in the company’s 2003, 2004 and 2005 proxy statements relating to increases in share availability under its 2002 Stock Option Plan. Plaintiff also claims that the company is entitled to contribution and indemnification from the individual defendants and to a return of certain bonuses and incentive payments made to certain officers.  In addition to the return of these payments, plaintiff seeks recovery of profits from alleged insider trading under theories of alleged unjust enrichment and abuse of control, and unspecified damages against the individual defendants, attorney’s fees and costs.

In January 2006, Todd Veeck filed a complaint in the Court of Chancery of the State of Delaware against the company pursuant to the 8 Del. C. § 220 to compel inspection of the company’s books and records in order to “investigate” possible breaches of fiduciary duties with regard to the creation, development, marketing and sale of the company’s Grand Theft Auto line of products.

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

We intend to vigorously defend and seek dismissal of these matters and, with respect to the derivative actions, we have been advised that the individual defendants will vigorously defend such actions. However, we cannot predict the outcome of these matters and, if determined adversely to the company, such matters, either singly or in the aggregate, could result in the imposition of significant judgments, fines and/or penalties which could have a material adverse effect on our financial condition, cash flows or results of operations.

We are involved in routine litigation in the ordinary course of its business, which in management’s opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Item 1A. Cautionary Statement and Risk Factors

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

We have incurred a net loss for the quarter ended January 31, 2006, and we may incur future net losses.

Although we have achieved increasing levels of revenue and have generated profits in each of our last three fiscal years, we have incurred a net loss for the quarter ended January 31, 2006 primarily as a result of a weak retail environment during the holiday season and lower than expected sales of interactive entertainment products as our industry transitions to next generation technology. We expect to incur increased levels of expenses associated with significant product development and licensing commitments over the next year in connection with the diversification of our product offerings and the transition to next generation platforms. We anticipate that we will continue to incur losses until such time as we generate sufficient levels of revenues to offset these increased costs. Continued losses could adversely affect the price of our common stock.

Rapidly changing technology and hardware cycles could adversely affect our operations and our ability to forecast our operating results.

The interactive entertainment industry is cyclical and is associated with rapidly changing technology. Microsoft introduced its next generation hardware platform into the marketplace in November 2005, and we expect that Sony and Nintendo will introduce their respective next generation hardware platforms during calendar year 2006. As a result, consumer demand for software for older platforms has declined as newer and more advanced hardware platforms achieve market acceptance. During the transition to next generation platforms, we expect to continue to devote significant development resources to products designed for current generation platforms, including Sony’s PlayStation 2 and Microsoft’s Xbox. Consumers may elect to defer purchases of game software for these platforms until newer platforms become available.  Consumer demand for these platforms may continue to decline generally or as a result of the next generation platform transition. Additionally, we have reduced prices for our current generation software titles and we may continue to reduce prices for our current generation software titles, which may result in lower than expected sales or losses from products designed for older platforms.

During the transition to next generation platforms, we are devoting significant development resources to products designed for next generation hardware platforms, initially for the Xbox 360 video game and entertainment system from Microsoft. Our ultimate success will depend on our ability to accurately predict which platforms will achieve widespread consumer acceptance. The time, resources and costs associated with the development of next generation software have increased substantially, which increases our risk of loss in the event that new platforms do not achieve commercial success. It is difficult to anticipate hardware development cycles, and we have made and will continue to make both internal and external software development commitments and product investment decisions well in advance of the introduction of new hardware platforms, resulting in net cash outflows. To date, Microsoft has shipped limited quantities of the Xbox 360, resulting in next generation hardware shortages that have negatively impacted sales of next generation software.  If new hardware platforms are delayed, are shipped in limited quantities or do not achieve consumer acceptance, we may be unable to recover our investments and our business and operating results could be materially adversely affected. Furthermore, during such transition, our operating results may become more volatile and more difficult to predict, which could cause wide fluctuations in our stock price.

A number of software publishers who compete with us have developed and commercialized or are currently developing online games for use by consumers over the Internet. Future increased consumer acceptance and increases in the availability of online games or technological advances in online game software sales or the Internet could result in a decline in platform-based software sales and negatively impact sales of our products. Direct sales of software over the Internet by our competitors could materially adversely affect our distribution business.

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

Grand Theft Auto and certain of our other titles are “hit” products and have historically accounted for a substantial portion of our revenues. For the three months ended January 31, 2006, our ten best selling titles accounted for approximately 41.7% of our revenues, with Grand Theft Auto: Liberty City Stories for the PSP accounting for 19.5% of our revenues; Grand Theft Auto: San Andreas for the PlayStation 2 accounting for 5.5% of our revenues; Sid Meier’s Civilization IV for PC accounting for 4.6% of our revenues; and NBA 2K6 for Xbox 360 accounting for 2.4% of our revenues. For the three months ended January 31, 2005, our ten best selling titles accounted for approximately 64.8% of our revenues, with Grand Theft Auto: San Andreas for the PlayStation 2 accounting for 57.1% of our revenues; Grand Theft Auto: Vice City for the PlayStation accounting for 1.3% of our revenues; ESPN NBA 2K5 for the PlayStation 2 accounting for 1.3% of our revenues; and ESPN NFL 2K5 for the PlayStation 2 accounting for 1.1% of our revenues. For the years ended October 31, 2005 and October 31, 2004, our ten best selling titles accounted for approximately 48.2% and 46.3%, respectively, of our revenues, with Grand Theft Auto products accounting for 38.2% and 34.3%, respectively of such revenues for these periods. If we fail to continue to develop and sell new commercially successful “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles, our revenues and profits may decrease substantially and we may incur losses.

We are dependent on our management and other key personnel for our success. If we fail to retain creative and product development personnel, our business could be seriously harmed.

We rely on our management and other key personnel for the successful operation of our business. In particular, we are highly dependent on the expertise, skills and knowledge of certain of our Rockstar employees responsible for content creation and development of Grand Theft Auto and other titles. Although we recently entered into three-year employment agreements with such Rockstar employees, and we have granted them incentives including an internal royalty program based on sales of Rockstar published products, there can be no assurance that we will be able to continue to retain these personnel at current compensation levels, or at all. The compensation arrangements with such Rockstar employees could result in increased expenses and have a negative impact on our operating results. If one or more of these individuals leave the company, we may lose additional personnel, experience material interruptions in product development and delays in bringing products to market, which could have a material adverse effect on our operating results. Additionally, failure to continue to attract and retain qualified management personnel could adversely affect our business and prospects.

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

Our success depends on our ability to continually identify and develop new titles on a timely basis. We have entered into agreements with third parties to acquire the rights to publish and distribute interactive entertainment software as well as to use licensed intellectual properties in our titles. These agreements typically require us to make advance payments, pay royalties and satisfy other conditions. Our advance payments may not be sufficient to permit developers to develop new software successfully, which could result in material delays and significantly increase our costs to bring particular products to market. Software development costs, promotion and marketing expenses and royalties payable to software developers and third-party licensors have increased significantly in recent years and reduce potential profits derived from sales of our software. Future sales of our titles may not be sufficient to recover advances to software developers and licensors, and we may not have adequate financial and other resources to satisfy our contractual commitments, which are approximately $52.8 million for licensing and marketing and approximately $37.9 million for software development for the remainder of fiscal year ending October 31, 2006. If we fail to satisfy our obligations under agreements with third-party developers and licensors, the agreements may be terminated or modified in ways that may be burdensome to us, and materially adversely affect our operating results. Failure to commercialize products that require significant investments could result in corresponding charges to earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities and Commitments.”

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

A substantial portion of our product sales are made to a limited number of customers, two of which have recently merged. Sales to our five largest customers accounted for approximately 46.1% and 41.4% of our net revenues, respectively, for the three months ended January 31, 2006 and 2005. For the fiscal year ended October 31, 2005, sales of our products to Wal-Mart accounted for 14.9% of our net revenues. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being re-rated to “AO” (age 18 and over), could materially adversely affect our business and operating results. Bankruptcies or consolidations of certain large retail customers could seriously hurt our business.

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

Failure to collect our accounts receivable on a timely basis will negatively impact our cash flow.

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

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

We are subject to the rating of our content by the Entertainment Software Rating Board. Failure to obtain “M” ratings for certain of our products could negatively impact our sales. We are also subject to a Federal Trade Commission inquiry and class action complaints.

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

The ESRB requires publishers to conduct pertinent content audit certifications with respect to certain top selling titles, the objective of which is to assess what portion, if any, of the games on the market include undisclosed pertinent content on the disc that undermines the accuracy of the ESRB rating. This self audit procedure applies to certain current titles and may be applied to additional titles in the future. In the event that any content is found in our games in connection with any such self audit or otherwise that could be determined to be pertinent content that causes a change to such game’s ESRB rating, we may be required to record a reserve for anticipated product returns and inventory obsolescence which could expose us to additional litigation, administrative fines and penalties and other potential liabilities, and could adversely affect our operating results.

In July 2005, we were notified that the staff of the Federal Trade Commission’s Division of Advertising Practices is conducting an inquiry into advertising claims made for Grand Theft Auto: San Andreas following the re-rating of the title by the ESRB from an “M” rating to an “AO” rating (18 and over). This title was re-rated after an unauthorized third-party made certain content accessible that was not intended by us to be accessible in the playable version of the title. We have also received requests for documents and information relating to such title from certain states, and we are subject to class action complaints alleging consumer deception, false advertising and common law fraud, class action complaints alleging violations of certain federal securities laws and an action brought by the City Attorney of Los Angeles. We cannot predict the outcome of these pending matters, which could result in the imposition of significant fines and penalties and judgments. Additionally, we have incurred and may continue to incur significant legal and other professional fees and expenses in connection with pending regulatory matters and litigation, and these matters have also diverted management’s attention from our business. See “Legal Proceedings.”

Our business and products are subject to increasing potential legislation. The adoption of such proposed legislation could limit the retail market for our products.

Several proposals have been made for federal legislation to regulate our industry, including a bill, referred to as The Family Entertainment Protection Act, which was recently introduced into the Senate. Such bill proposes to prohibit the sale of “M” rated, “AO” rated and “Rating Pending” products to under-17 audiences. If the bill is adopted into law, it may limit the potential market for our “M” rated products, and adversely affect our operating results. Proposals have also been made by numerous state legislators to regulate the sale of interactive entertainment software products containing violent or sexually explicit material by prohibiting the sale of such products to under 17 or 18 audiences and proposing penalties for noncompliance and certain states have adopted such laws which have been enjoined in litigation. While such legislation has been successfully enjoined by industry and retail groups, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for our “M” rated titles.

Content policies adopted by retailers, consumer opposition and litigation could negatively impact sales of our products.

Retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses. If retailers decline to sell our “M” rated products or products containing graphic violence or sexually explicit material or other objectionable content generally, or if our “M” rated products are re-rated “AO,” we might be required to significantly change or

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

discontinue particular titles, which in the case of our best selling Grand Theft Auto titles could seriously hurt our business. Consumer advocacy groups have opposed sales of interactive entertainment software containing graphic violence or sexually explicit material or other objectionable content by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. Additionally, although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have been unsuccessful in the courts, claims of this kind have been asserted against us from time to time. See Part II – Item 1. “Legal Proceedings.”

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

Microsoft released its next generation hardware platform into the marketplace in November 2005, and we expect that each of Sony and Nintendo will introduce their respective next generation platforms into the marketplace during calendar year 2006. In order to publish products for a new platform, we will be required to enter into a license agreement in advance of a platform’s commercial introduction, which gives the platform licensor the opportunity to set our fee structure. Certain platform licensors have retained the right to change fee structures for online game play, and each licensor’s ability to set royalty rates makes it difficult for us to forecast our costs. Increased costs could negatively impact our operating margins. We may be unable to enter into license agreements for certain next generation platforms on satisfactory terms or at all. Failure to enter into any such agreement could also seriously hurt our business.

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

The technological advancements of new hardware platforms result in the development of more complex software products. As software products become more complex, the risk of undetected errors in products when first introduced increases. If, despite testing, errors are found in new products or releases after shipments have been made, we could experience a loss of or delay in timely market acceptance, product returns, loss of revenues and damage to our reputation.

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

Sales in international markets, primarily in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net revenues. Sales in international markets accounted for approximately 28.4% and 34.3%, respectively, of our net revenues for the three months ended January 31, 2006 and January 31, 2005. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our results of operations could be adversely affected by unfavorable foreign currency fluctuations.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Registrant)

Date: March 13, 2006	By:	/s/ Paul Eibeler

Paul Eibeler Chief Executive Officer and President (Principal Executive Officer)

Date: March 13, 2006	By:	/s/ Karl H. Winters

Karl H. Winters Chief Financial Officer (Principal Financial Officer)