Form 10-Q
period 2006-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2006-06-09
CIK 946581

Click here to Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF l934.

For the quarterly period ended April 30, 2006

OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). Large Accelerated Filer        Accelerated Filer        Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No

As of June 2, 2006, there were 72,548,823 shares of the Registrant’s Common Stock outstanding.

Click here to Cover

Back to Index

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

As of April 30, 2006 and October 31, 2005

(In thousands, except share and per share data)

	April 30, 2006	October 31, 2005

ASSETS
Current assets
Cash and cash equivalents	$141,068	$107,195
Accounts receivable, net of allowances of $87,820 and $69,904 at April 30, 2006 and October 31, 2005, respectively	130,328	198,068
Inventories	91,820	136,227
Software development costs	69,431	88,826
Licenses	4,253	7,651
Prepaid taxes and taxes receivable	69,854	40,307
Prepaid expenses and other current assets	27,772	24,025
Deferred tax assets	38,319	10,943

Total current assets	572,845	613,242

Fixed assets, net	49,796	48,617
Software development costs, net of current portion	27,183	19,602
Licenses, net of current portion	4,984	2,330
Goodwill	190,491	179,893
Intangibles, net	48,916	58,666
Deferred tax assets	7,784	5,506
Other assets	4,018	5,020

Total assets	$906,017	$932,876

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$108,216	$133,353
Accrued expenses and other current liabilities	135,508	90,702
Income taxes payable	14,361	10,220

Total current liabilities	258,085	234,275

Other long-term liabilities	403	2,467

Total liabilities	258,488	236,742

Stockholders’ equity
Common stock, par value $.01 per share; 100,000,000 shares authorized; 72,515,165 and 70,667,421 shares issued and outstanding at April 30, 2006 and October 31, 2005, respectively	725	707
Additional paid-in capital	433,381	418,053
Deferred compensation	—	(11,189)
Retained earnings	208,382	287,877
Accumulated other comprehensive income	5,041	686

Total stockholders’ equity	647,529	696,134

Total liabilities and stockholders’ equity	$906,017	$932,876

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

For the three and six months ended April 30, 2006 and 2005

(In thousands, except per share data)

	Three months ended April 30,		Six months ended April 30,

	2006	2005	2006	2005

Net revenues	$265,122	$222,068	$530,103	$724,542

Cost of goods sold
Product costs	130,940	123,504	291,793	360,989
Royalties	82,282	21,938	115,149	102,147
Software development costs	34,128	4,780	49,722	8,985

Total cost of goods sold	247,350	150,222	456,664	472,121

Gross profit	17,772	71,846	73,439	252,421
Operating expenses
Selling and marketing	32,194	36,275	73,838	87,206
General and administrative	33,705	28,705	72,158	57,392
Research and development	16,097	13,785	33,806	37,202
Depreciation and amortization	12,944	5,102	19,595	9,888

Total operating expenses	94,940	83,867	199,397	191,688

Income (loss) from operations	(77,168)	(12,021)	(125,958)	60,733

Interest income, net	4	1,164	257	1,704

Income (loss) before income taxes	(77,164)	(10,857)	(125,701)	62,437

Provision (benefit) for income taxes	(26,791)	(2,671)	(46,206)	15,374

Net income (loss)	$(50,373)	$(8,186)	$(79,495)	$47,063

Per share data:
Basic:
Weighted average common shares outstanding	70,979	70,112	70,890	69,365

Net income (loss) per share	$(0.71)	$(0.12)	$(1.12)	$0.68

Diluted:
Weighted average common shares outstanding	70,979	70,112	70,890	70,678

Net income (loss) per share	$(0.71)	$(0.12)	$(1.12)	$0.67

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six months ended April 30, 2006 and 2005

(In thousands)

	Six months ended April 30,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$(79,495)	$47,063
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,595	9,888
Loss on disposal of fixed assets	—	15
Amortization of intellectual property and other	6,563	6,642
Amortization of compensatory restricted stock	2,032	9,266
Stock-based compensation related to compensatory stock options	6,662	—
Amortization of software development costs and licenses	68,982	28,327
Provision for doubtful accounts and other allowances	15,712	14,634
Write-off of software development costs and licenses	18,462	3,397
Tax benefit from exercise of compensatory stock and stock options	—	9,941
Foreign currency transaction (gain) loss	(1,252)	247
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	54,270	162,459
Inventories	45,348	37,847
Software development costs	(67,504)	(70,866)
Licenses	(7,218)	(5,556)
Prepaid taxes and taxes receivable	(29,547)	(8,900)
Prepaid expenses and other current assets	(1,199)	373
Non-current assets	893	(347)
Accounts payable	(26,029)	(76,474)
Accrued expenses and other liabilities	11,162	(66,589)
Income taxes payable	5,206	(2,748)

Net cash provided by operating activities	42,643	98,619

Cash flows from investing activities:
Purchase of fixed assets	(13,009)	(14,610)
Acquisition of intangible assets	—	(20,000)
Acquisitions, net of cash acquired	1,143	(23,244)
Escrow payment for settlement	—	(7,500)
Payments for prior acquisitions	(1,334)	(965)
Proceeds from sale of fixed assets and investments	—	73

Net cash used in investing activities	(13,200)	(66,246)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,944	24,445
Excess tax benefit from exercise of compensatory stock and stock options	124	—
Other financing	—	(52)

Net cash provided by financing activities	2,068	24,393

Effect of foreign exchange rates	2,362	(1,620)

Net increase in cash for the period	33,873	55,146
Cash and cash equivalents, beginning of the period	107,195	155,095

Cash and cash equivalents, end of the period	$141,068	$210,241

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

For the six months ended April 30, 2006 and 2005

(In thousands)

	Six months ended April,

	2006	2005

Supplemental information on businesses acquired:
Fair value of assets acquired:
Current assets	$112	$111
Non-current assets	421	1,196
Intangible assets	5,644	7,980
Goodwill	11,085	29,433
Less: liabilities assumed
Current liabilities	(200)	(3,275)
Deferred income taxes	(1,620)	(3,192)

Net assets of businesses acquired, excluding cash acquired	$15,442	$32,253

Cash paid for businesses acquired	$857	$24,000
Less: cash acquired	(2,000)	(756)

Net cash paid (acquired) for businesses	(1,143)	23,244

Additional consideration in connection with acquisitions	4,085	6,416
Contingent and deferred consideration	—	2,593
Issuance of unregistered common stock in connection with acquisitions	12,500	—

Total consideration, net of cash acquired	$15,442	$32,253

Supplemental cash flow information:
Issuance of warrants to licensor	$—	$1,183
Cash paid for taxes	9,724	26,809
Cash paid for interest	575	131

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the year ended October 31, 2005 and the six months ended April 30, 2006

(In thousands)

	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income (loss)

	Shares	Amount		Deferred Compensation	Retained Earnings		Total

Balance, October 31, 2004	68,159	$682	$381,928	$(3,896)	$250,402	$6,354	$635,470
Foreign currency translation adjustment	—	—	—	—	—	(5,668)	(5,668)
Net income	—	—	—	—	37,475	—	37,475

Comprehensive income							31,807

Purchase of treasury shares, retired	(925)	(9)	(24,920)	—	—	—	(24,929)
Exchange of treasury shares, retired	(367)	(4)	(8,307)	—	—	—	(8,311)
Proceeds from exercise of stock options and warrants	2,753	27	31,196	—	—	—	31,223
Amortization of deferred compensation	—	—	—	14,860	—	—	14,860
Issuance of common stock in connection with acquisition	82	1	1,999	—	—	—	2,000
Issuance of compensatory stock and stock options	965	10	22,688	(22,153)	—	—	545
Tax benefit in connection with the exercise of compensatory stock and stock options	—	—	12,286	—	—	—	12,286
Issuance of warrants to licensor	—	—	1,183	—	—	—	1,183

Balance, October 31, 2005	70,667	$707	$418,053	$(11,189)	$287,877	$686	$696,134
Foreign currency translation adjustment	—	—	—	—	—	4,355	4,355
Net loss	—	—	—	—	(79,495)	—	(79,495)

Comprehensive loss							(75,140)

Deferred compensation	—	—	(11,189)	11,189	—	—	—
Proceeds from exercise of stock options and warrants	174	1	1,944	—	—	—	1,945
Stock-based compensation related to compensatory stock options	—	—	9,069	—	—	—	9,069
Amortization of restricted stock	—	—	2,836	—	—	—	2,836
Issuance of common stock in connection with acquisition	679	7	12,493	—	—	—	12,500
Issuance of compensatory restricted stock, net of forfeitures and cancellations	995	10	51	—	—	—	61
Tax benefit in connection with the exercise of compensatory stock and stock options	—	—	124	—	—	—	124

Balance, April 30, 2006	72,515	$725	$433,381	$—	$208,382	$5,041	$647,529

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

The Company transacts business in various foreign currencies and has significant sales and purchase transactions denominated in foreign currencies. The Company uses forward exchange contracts to seek to mitigate foreign currency risk associated with foreign currency assets and liabilities, primarily certain intercompany receivables and payables. The Company does not designate foreign currency forward contracts as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, the Company marks to market its foreign currency forward contracts each period and any gains and losses are recognized in net income. At April 30, 2006, the Company had no outstanding foreign currency forward contracts.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements

Effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which revised Statement of Financial Accounting Standards 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Refer to Note 3 to the unaudited condensed consolidated financial statements for further information. There were no other accounting policies adopted during the six months ended April 30, 2006 that had a material effect on the Company’s financial condition and results of operations.

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

Effective November 1, 2005, the Company adopted SFAS 123(R), which revised Statement of Financial Accounting Standard 123. SFAS 123(R) requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to employee stock options was not recognized in the statement of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Prior to November 1, 2005, the Company had adopted the disclosure-only provisions under SFAS 123.

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

The Company has stock-based compensation plans under which directors, officers and other employees are eligible to receive stock options and restricted stock awards. Generally, stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant, expire within five years and vest over three years. As of April 30, 2006, the Company’s 2002 stock option plan provides for a total of 11.0 million shares of common stock to be issued of which approximately 1.1 million shares were available for grant. As of April 30, 2006, the Company’s Incentive Stock Plan (restricted stock awards) provides for a total of 2.5 million shares of common stock to be issued of which approximately 0.25 million shares were available for grant.

The following table summarizes the activity in options under the Company’s stock based compensation plans:

	Shares (in thousands)	Weighted Average Exercise Price

Options outstanding at October 31, 2005	7,495	$20.47
Granted-exercise price equal to fair value	65	18.13
Exercised	(86)	12.87
Forfeited	(65)	19.56

Options outstanding at January 31, 2006	7,409	$20.55
Granted-exercise price equal to fair value	116	16.77
Exercised	(98)	10.37
Forfeited	(296)	20.87

Options outstanding at April 30, 2006	7,131	$20.61

Options exercisable at April 30, 2006	4,341	$19.12

As of April 30, 2006, the weighted average remaining contractual term of the Company’s options outstanding and exercisable is 3.0 years and 2.5 years, respectively. As of April 30, 2006, due to the Company’s stock price, there is no aggregate intrinsic value related to options outstanding or exercisable. As of April 30, 2006, the total future unrecognized compensation cost related to outstanding unvested options is $29.4 million which will be recognized as compensation expense over the remaining vesting period.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except per share amounts)

The weighted average per share fair values of options granted were $7.43 and $14.85 for the three months ended April 30, 2006 and 2005, respectively, and $7.86 and $13.81 for the six months ended April 30, 2006 and 2005, respectively. The fair value of the Company’s options was estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of the Company’s stock price and employee stock option exercise behaviors. The assumptions and variables used for the current period grants were developed based on SFAS 123(R) and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” The following table summarizes the assumptions and variables used by the Company to compute the weighted average fair value of stock option grants:

	Three months ended April 30,		Six months ended April 30,

	2006	2005	2006	2005

Risk free interest rate	4.7%	4.0%	4.6%	3.8%
Expected stock price volatility	55.0%	66.1%	55.0%	66.8%
Expected term until exercise (years)	3.5	5.0	3.7	4.8
Dividends	None	None	None	None

For the three and six months ended April 30, 2006, the Company used a combination of historical volatility and the implied volatility for publicly traded options on the Company’s stock as the expected volatility assumption required in the Black-Scholes option-pricing model consistent with SFAS 123(R) and SAB 107. Prior to fiscal 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the implied volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

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

Restricted stock awards are expensed on a straight-line basis over the vesting period, which typically ranges from one to four years. The following table summarizes the activity in non-vested restricted stock under the Company’s stock based compensation plans:

	Shares (in thousands)	Weighted Average Grant Date Fair Value

Non-vested restricted stock at October 31, 2005	600	$23.03
Granted	45	19.24
Vested	(52)	22.35
Forfeited	(6)	19.00

Non-vested restricted stock at January 31, 2006	587	$22.84

Granted	962	15.59
Vested	(57)	22.25
Forfeited	(5)	22.78

Non-vested restricted stock at April 30, 2006	1,487	$18.17

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except per share amounts)

The following table summarizes the components and classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations:

	Three months ended April 30,		Six months ended April 30,

	2006	2005	2006	2005

Stock options	$2,134	$—	$6,662	$—
Restricted stock	1,727	4,464	2,032	9,266

Total stock-based compensation expense	$3,861	$4,464	$8,694	$9,266

Selling and marketing	$517	$1,126	$1,224	$2,259
General and administrative	2,211	1,186	5,404	2,130
Research and development	1,133	2,152	2,066	4,877

Total stock-based compensation expense	$3,861	$4,464	$8,694	$9,266

Effective November 1, 2005, in connection with the adoption of SFAS 123(R), the Company capitalizes a portion of its stock-based compensation costs as software development costs. Stock-based compensation expense for the three and six months ended April 30, 2006 excludes approximately $1.9 million and $3.2 million, respectively, in stock-based compensation costs which were capitalized as software development costs in connection with the development of software titles. In prior periods, the Company’s disclosures regarding the pro forma impact on net income of stock-based compensation do not reflect the capitalization of these costs. For the three and six months ended April 30, 2005, stock-based compensation expense of approximately $1.3 million and $2.2 million, respectively, would have been capitalized.

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

For the three and six months ended April 30, 2005, had the compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended April 30, 2005	Six months ended April 30, 2005

Net income (loss), as reported	$(8,186)	$47,063
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	2,727	5,661
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,530)	(14,371)

Pro forma net income (loss)	$(12,989)	$38,353

Earnings (loss) per share:
Basic – as reported	$(.12)	$.68

Basic – pro forma	$(.19)	$.55

Diluted – as reported	$(.12)	$.67

Diluted – pro forma	$(.19)	$.54

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

In November 2005, the Company acquired all of the outstanding capital stock of Firaxis Games, Inc. (“Firaxis”), a developer of PC and strategy titles, including the Civilization franchise. The purchase price of approximately $15,442 consisted of $12,500 of unregistered common stock and $4,085 of development advances previously paid to Firaxis reduced by net cash acquired of $1,143. In connection with the acquisition, the Company recorded $5,644 of identifiable intangible assets, comprised of $1,130 of non-competition agreements and $4,514 of intellectual property, $11,085 of goodwill, which is not deductible for tax purposes, $333 of net assets and $1,620 of deferred tax liabilities, on a preliminary basis. The Company also agreed to make additional payments up to $11,250 based on future product sales, of which approximately $10,000 will be recorded as additional purchase price when the conditions requiring their payment are met and $1,250 will be recorded as employee compensation expense.

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

The provision (benefit) for income taxes for the three and six months ended April 30, 2006 and 2005 are based on the Company’s estimated annualized effective tax rates for the respective years. The estimated annualized effective tax rate for the six months ended April 30, 2006 is a benefit of 36.8% compared to an estimated annualized effective tax rate for the comparable period in fiscal 2005, which was an expense of 24.6%. The higher estimated annual effective tax rate in fiscal 2006 is primarily attributable to forecasted losses in higher tax rate jurisdictions. The lower effective tax rate for the comparable period in fiscal 2005 was primarily attributable to a higher proportion of forecasted earnings in lower tax rate jurisdictions.

The realization of deferred tax assets, including deferred tax assets attributable to net operating losses carried forward to future years, depends on whether the Company generates future taxable income of the appropriate type. In addition, the Company may adopt tax planning strategies to realize these assets. If future taxable income does not materialize or tax planning strategies are not effective, the Company may be required to record a valuation allowance, in whole or in part, if the Company determines that it is more likely than not that the future benefit of the deferred tax assets will not be realized.

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

This legislation also provides for a one-time 85% dividends received deduction on repatriation of foreign earnings, which was applicable to the Company if utilized by December 31, 2005. Historically, the Company has considered undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no incremental taxes have been provided thereon. The Company did not repatriate any foreign earnings under this provision. The total amount of undistributed earnings of foreign subsidiaries was approximately $174,000 as of April 30, 2006.

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

The following table provides a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and six months ended April 30, 2006 and 2005:

	Net Income (loss)	Shares (in thousands)	Per Share Amount

Three Months Ended April 30, 2006:
Basic and Diluted	$(50,373)	70,979	$(0.71)

Three Months Ended April 30, 2005:
Basic and Diluted	$(8,186)	70,112	$(0.12)

Six Months Ended April 30, 2006:
Basic and Diluted	$(79,495)	70,890	$(1.12)

Six Months Ended April 30, 2005:
Basic	$47,063	69,365	$0.68
Effect of dilutive securities – Stock options, restricted stock and warrants	—	1,313

Diluted	$47,063	70,678	$0.67

The computation of diluted number of shares excludes unexercised stock options, warrants and non-vested restricted shares which are antidilutive. A net loss was reported for the three and six months ended April 30, 2006, therefore, the diluted number of shares excludes 8,618 of unexercised stock options, warrants and non-vested restricted shares, which are antidilutive due to the net loss. The computation of diluted number of shares excludes 7,824 and 948 of unexercised stock options and warrants for the three and six months ended April 30, 2005, which are antidilutive.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except per share amounts)
7.	INVENTORIES

As of April 30, 2006 and October 31, 2005, inventories consist of:
	April 30, 2006	October 31, 2005

Finished products	$82,198	$128,753
Parts and supplies	9,622	7,474

Total	$91,820	$136,227

Estimated product returns included in the inventory balance were $10,753 and $8,857 at April 30, 2006 and October 31, 2005, respectively.

8.	SOFTWARE DEVELOPMENT COSTS

The Company utilizes both internal development teams and third-party software developers to develop the Company’s products and the titles it publishes.

The Company capitalizes internal software development costs (including stock-based compensation, specific employee payroll and incentive compensation costs related to the completion and release of titles), as well as film production and other content costs, subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of goods sold (software development costs) is recorded on a title-by-title basis based on the greater of the proportion of current year net revenues to the total of current and estimated future net revenues for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, the Company evaluates the recoverability of capitalized software costs based on undiscounted future cash flows and charges to cost of goods sold any amounts that are deemed unrecoverable. The amount of internally developed software included in software development costs was $54,196 and $60,324 at April 30, 2006 and October 31, 2005, respectively. Royalties earned under the Company’s internal royalty program continue to be expensed as incurred as a component of cost of goods sold (royalties).

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

The amount of software development costs resulting from advance payments and guarantees to third-party developers was $42,418 and $48,104 at April 30, 2006 and October 31, 2005, respectively.

The following table provides the details of software development costs:

	Fiscal 2006	Fiscal 2005

Balance, November 1	$108,428	$64,322
Additions	32,268	39,510
Amortization	(22,583)	(13,358)
Write down	(520)	(2,964)
Foreign exchange	337	498

Balance, January 31	117,930	88,008
Additions	34,354	23,066
Amortization	(38,437)	(12,779)
Write down	(17,942)	(33)
Foreign exchange	709	(37)

Balance, April 30	96,614	98,225

Less: current portion	69,431	50,802

Non-current portion	$27,183	$47,423

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except per share amounts)

Software development costs at April 30, 2006 and October 31, 2005 included amounts of $88,405 and $77,544, respectively, related to titles that have not yet been released.

The increase in write-downs for the three months ended April 30, 2006 was due to impairment charges related to several titles in development. The impairment charges were based on an assessment of the future recoverability of capitalized software balances related to these titles and the determination that these titles were unlikely to recover capitalized costs given a change in sales expectations as a result of weaker market conditions, the closure and anticipated closure of development studios, uncertainty involved in the console transition and historical performance of the titles.

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

The following table provides the details of licenses:

	Fiscal 2006	Fiscal 2005

Balance, November 1	$9,981	$5,665
Additions	6,096	4,480
Amortization	(4,943)	(1,256)
Write down	—	(400)

Balance, January 31	11,134	8,489

Additions	1,122	1,076
Amortization	(3,019)	(934)
Write down	—	—

Balance, April 30	9,237	8,631

Less: current portion	4,253	5,981

Non-current portion	$4,984	$2,650

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except per share amounts)

Included in licenses at April 30, 2006 and October 31, 2005 are $8,066 and $5,466, respectively, related to titles that have not yet been released.

10.	FIXED ASSETS, NET

As of April 30, 2006 and October 31, 2005, fixed assets consist of:

	April 30, 2006	October 31, 2005

Computer equipment	$27,174	$22,893
Office equipment	15,707	13,940
Computer software	31,239	26,411
Furniture and fixtures	6,667	6,338
Leasehold improvements	19,635	19,031
Capital leases	398	398

	100,820	89,011
Less: accumulated depreciation and amortization	51,024	40,394

Total	$49,796	$48,617

Depreciation expense for the three and six months ended April 30, 2006 and 2005 was $5,479 and $3,876, respectively, and $10,656 and $7,325, respectively.

11.	INTANGIBLES, NET

Intangible assets consist of trademarks, customer lists and relationships, intellectual property, non-competition agreements and acquired technology in connection with acquisitions. Intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to ten years or amortized based on the expected revenue stream.

		April 30, 2006			October 31, 2005

	Range of Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Amortization Accumulated	Net

Trademarks	7-10 years	$17,716	$(7,780)	$9,936	$29,365	$(14,145)	$15,220
Customer lists and relationships	5-10 years	4,673	(3,420)	1,253	4,673	(3,282)	1,391
Intellectual property	2-6 years	70,393	(40,375)	30,018	69,927	(36,371)	33,556
Non-competition agreements	3-6 years	7,700	(4,579)	3,121	8,738	(4,472)	4,266
Technology	3 years	11,509	(6,921)	4,588	9,032	(4,799)	4,233

Total		$111,991	$(63,075)	$48,916	$121,735	$(63,069)	$58,666

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Amortization expense for the three and six months ended April 30, 2006 and 2005 is as follows:

	Three months ended April 30,		Six months ended April 30,

	2006	2005	2006	2005

Included in:
Cost of goods sold – product costs	$4,233	$3,238	$6,310	$5,909
Depreciation and amortization	1,371	1,226	2,845	2,563

Total amortization expense	$5,604	$4,464	$9,155	$8,472

Estimated amortization expense for the fiscal years ending October 31, is as follows:

Remainder of 2006	$6,637
2007	12,117
2008	11,239
2009	10,252
2010	4,164
Thereafter	4,507

Total	$48,916

For the six months ended April 30, 2006, the decrease in intangible assets is primarily due to impairment charges of approximately $6.3 million related to the write-off of certain trademarks and acquired intangibles in the three months ended April 30, 2006 offset by an increase in trademarks and other intangibles in connection with the acquisition of Firaxis (See Note 4).

12.	LINES OF CREDIT

In August 2005, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), and terminated its credit agreement with Bank of America, N.A. The JPMorgan credit agreement provides for borrowings of up to $50,000 through the expiration of the agreement on August 23, 2006. Advances under the credit agreement bear interest at a rate of 0.25% to 0.75% over the bank’s prime rate, or at the Eurodollar rate plus 1.25% to 1.75% depending on the Company’s consolidated leverage ratio. The Company is required to pay a commitment fee to the bank equal to 0.25% of the unused loan balance and borrowings under the agreement are collateralized by certain of the Company’s assets. The credit agreement also contains financial and other covenants (including a consolidated asset coverage ratio) and limits or prohibits the Company from paying cash dividends, merging or consolidating with another corporation, selling or acquiring assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. Available borrowings under the agreement are reduced by the amount of any outstanding stand-by letters of credit, which is $1,560 at April 30, 2006. The Company had no borrowings under the credit agreement and was in compliance with all financial and other covenants at April 30, 2006.

In May 2006, the Company’s United Kingdom subsidiary renewed its credit facility agreement with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $23,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2007. The Company had no outstanding guarantees and no borrowings under this facility as of April 30, 2006.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

13.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of April 30, 2006 and October 31, 2005 consist of:

	April 30, 2006	October 31, 2005

Royalties	$57,635	$17,940
Compensation and benefits	15,544	23,729
Licenses	25,891	9,743
Deferred revenue	6,882	6,414
Rent and deferred rent obligations	7,352	6,484
Co-op advertising	4,523	3,802
Professional fees	3,906	7,219
Freight	1,261	2,321
Other	12,514	13,050

Total	$135,508	$90,702

14.	LEGAL AND OTHER PROCEEDINGS

The Federal Trade Commission (“FTC”) has concluded its previously reported inquiry regarding the advertising claims for Grand Theft Auto: San Andreas following the re-rating of the title by the Entertainment Software Rating Board (“ESRB”). In June 2006, the Company entered into an agreement with the FTC containing a Consent Order under which the Company agreed to settle all outstanding matters pending before the FTC. The proposed consent agreement with the FTC requires Take-Two and Rockstar Games to clearly and prominently disclose on product packaging and in any promotion or advertisement for electronic games, content relevant to the rating, unless that content had been disclosed sufficiently in prior submissions to the rating authority. In addition, the companies cannot misrepresent the rating or content descriptors for an electronic game and the companies must establish, implement, and maintain a comprehensive system reasonably designed to ensure that all content in an electronic game is considered and reviewed in preparing submissions to a rating authority. The Consent Order, under which no penalties or fines have been assessed, and an accompanying Complaint are subject to a 30-day period for public comment.

In July 2005, the Company received three purported class action complaints against the Company and its subsidiary, Rockstar Games, two of which were filed in the United States District Court for the Southern District of New York and one such complaint which was filed in the United States District Court, Eastern District of Pennsylvania. On September 8, 2005, another similar complaint was filed in the Circuit Court for the Twentieth Judicial District, St. Clair County, Illinois and then removed to United States District Court for the Southern District of Illinois. The plaintiffs, alleged purchasers of the Company’s Grand Theft Auto: San Andreas game, allege that the Company and Rockstar Games engaged in consumer deception, false advertising and common law fraud and were unjustly enriched as a result of the alleged failure of the Company and Rockstar Games to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving an “M” rating from the ESRB rather than an “AO” rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. The New York and Pennsylvania actions have been consolidated in the Southern District of New York under the caption In re Grand Theft Auto Video Game Consumer Litigation, (05-CV-6734 (BSJ)) and the Illinois action has been transferred to the Southern District of New York for coordinated pretrial proceedings pursuant to an Order of Judicial Panel on Multidistrict Litigation. The plantiffs must now file an Amended Consolidated Complaint.

In January 2006, the City Attorney for the City of Los Angeles filed a complaint against the Company and Rockstar Games in the Superior Court of the State of California. The complaint alleges that the Company and Rockstar Games violated sections of the California Business and Professions Code prohibiting untrue and misleading statements and unfair competition and that the Company and Rockstar Games were unjustly enriched as a result of the alleged failure to disclose that Grand Theft Auto: San Andreas contained “hidden” content which should have resulted in the game receiving an Adults Only (“AO”) rating from the ESRB rather than a Mature (“M”) rating. The complaint also alleges that the Company made misleading statements as to the origin of the “hidden” content. The complaint seeks injunctive relief, restitution for purchasers of the game and civil fines. The action has been removed to the United States District Court, Central District of California and the Company has moved to dismiss the complaint. The plaintiff has moved to remand the action to state court and the Judicial Panel on Multidistrict Litigation has issued an order transferring the action to the Southern District of New York. The Company has also received requests for documents and information from the Attorneys General of the States of North Carolina and Connecticut relating to Grand Theft Auto: San Andreas. These matters have remained dormant.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

In February and March 2006, an aggregate of four purported class action complaints were filed against the Company, its Chief Executive Officer, Chief Financial Officer and former Chief Global Operating Officer in the United States District Court for the Southern District of New York (the “New York Actions”) and one such purported class action was filed in the United States District Court for the Eastern District of Michigan (the “Michigan Action”). The New York plaintiffs are Max Kaplan, John Fenninger, David Andrews and David Toth and the Michigan plaintiff was The City of Flint and Daniel J. Hall on behalf of The City of Flint Employees’ Retirement Pension Fund. The complaints allege that the defendants violated Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“Exchange Act”) by making or causing the Company to make untrue statements or failing to disclose in certain press releases and SEC periodic reports that, among other things: Grand Theft Auto: San Andreas contained “hidden” content which should have resulted in the game receiving an Adults Only (“AO”) rating from the ESRB rather than a Mature (“M”) rating; the defendants attempted to bolster sales of Grand Theft Auto: San Andreas by concealing the “adult content” from retailers who refused to carry AO material; the Company’s management failed to keep the Board of Directors informed of important issues or failed to do so in a timely fashion; and the Company was misstating capitalized software development costs and amortization expense and had inadequate internal controls and procedures to ensure accuracy in its reported financial results. The plaintiffs seek to recover unspecified damages and their costs. The plaintiffs in the Michigan Action voluntarily dismissed their complaint without prejudice. A motion to consolidate the New York Actions and appoint a lead plaintiff is pending.

In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the Southern District of New York against the Company, as nominal defendant, and certain of the Company’s officers and directors and certain former officers and directors. The factual allegations in this action are similar to the allegations contained in the New York Actions. Plaintiff asserts that certain defendants breached their fiduciary duty by selling Company stock while in possession of certain material non-public information and breached their fiduciary duty and violated Section 14(a) and Rule 14a-9 of the Exchange Act by failing to disclose material facts in the Company’s 2003, 2004 and 2005 proxy statements in which the Company solicited approval to increase share availability under its 2002 Stock Option Plan. Plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold Company stock, unspecified compensatory damages with interest and their costs in the action. A motion to stay the action pending the determination of an investigation by a Special Litigation Committee of the Board is pending.

In January 2006, Todd Veeck filed a complaint in the Court of Chancery of the State of Delaware against the Company pursuant to the 8 Del. C. § 220 to compel inspection of the Company’s books and records in order to “investigate” possible breaches of fiduciary duties with regard to the creation, development, marketing and sale of the Company’s Grand Theft Auto line of products.

In February 2005, the personal representatives of the Estates of Arnold Strickland and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against the Company, Sony Computer Entertainment America Inc. (“SCEA”), Sony Corporation of America (“SCA”), Wal-Mart, GameStop and Devin Moore alleging under Alabama’s manufacturers’ liability and wrongful death statutes that the Company’s video games designed, manufactured, marketed and/or supplied to Mr. Moore resulted in “copycat violence” that caused the death of Messrs. Strickland and Mealer. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600 million. Wal-Mart, SCEA and SCA have tendered their defense and requested indemnification from the Company, and the Company has accepted such tender. The Company’s motion to dismiss the action was denied and the Company moved to have certain issues certified for an immediate interlocutory appeal before the Alabama Supreme Court. The Company also separately pursued a petition to dismiss claims against it and its subsidiary, Rockstar Games, for lack of personal jurisdiction. The Alabama Supreme Court declined to accept the interlocutory appeal, but agreed to hear the petition to dismiss the action for lack of personal jurisdiction. Briefing has been completed on such petition, and the matter is now pending before the Supreme Court. In April 2006, the plaintiffs filed a Third Amended Complaint to add a claim for civil conspiracy; the Company and its co-defendants have moved to dismiss that claim and the motion is scheduled for hearing before the trial court. In April 2006, the trial court entered a Scheduling Order that set (a) a hearing on the admissibility of Plaintiffs’ expert opinions for October 5, 2006; (b) completion of all fact and expert discovery by May 15, 2007; (c) mediation for June 1, 2007; and (d) trial (if necessary) to commence on July 1, 2007.

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

15.	COMMITMENTS AND CONTINGENCIES

A summary of annual minimum contractual obligations and commitments as of April 30, 2006 is as follows:

Fiscal Years Ending October 31,	Licensing and Marketing Agreements	Software Development Agreements	Leases	Distribution Agreements	Total

Remainder of 2006	$46,138	$25,822	$8,743	$4,042	$84,745
2007	60,602	26,807	16,506	—	103,915
2008	54,826	13,075	15,124	—	83,025
2009	55,634	39	14,809	—	70,482
2010	55,692	—	13,079	—	68,771
Thereafter	102,655	—	34,793	—	137,448

	$375,547	$65,743	$103,054	$4,042	$548,386

Licensing and Marketing Agreements: The Company’s license expense consists primarily of payments made to licensors for intellectual property rights under agreements which expire at various times through December 2012. As of April 30, 2006, the Company has minimum guaranteed licensing and marketing commitments of $375,547 outstanding, of which $3,328 are recorded in the Company’s condensed consolidated balance sheet as the licensor does not have any significant performance obligation to the Company. Minimum guaranteed licensing and marketing commitments primarily reflect the Company’s agreements with major sports leagues and players’ associations.

Software Development Agreements: The Company’s payments made to third-party software developers include contractual advances and royalties under agreements which expire at various times through November 2008. Assuming performance by third-party developers, the Company has aggregate outstanding commitments of $65,743 under various software development agreements at April 30, 2006. The Company has also established an internal royalty program pursuant to which it pays royalties to certain of its development personnel based on product sales. Royalties earned under the Company’s internal royalty program continue to be expensed as incurred.

Lease Commitments: The Company’s offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from June 2006 to July 2015. The Company also leases certain furniture, equipment and automobiles under non-cancelable leases expiring through April 2010. Future minimum rental payments for fiscal 2006 are $8,743 and aggregate minimum rental payments through applicable lease expirations are $103,054.

Distribution Agreements: The Company periodically enters into distribution agreements to purchase various software games. These agreements, which expire at various dates through January 2007, require remaining aggregate minimum guaranteed payments of $4,042 at April 30, 2006.

Contingent Consideration: In November 2005, in connection with the acquisition of Firaxis, the Company agreed to make additional payments of $11,250 based on future product sales, of which approximately $10,000 will be recorded as additional purchase price and $1,250 will be recorded as employee compensation expense.

In fiscal 2005, in connection with the acquisition of Irrational, the Company agreed to make additional payments of $2,000 to the former owners of Irrational based on the delivery of products. The Company does not anticipate making these contingent payments within the next twelve months due to the expected timing of product releases. Additionally, in fiscal 2005, in connection with the acquisition of Visual Concepts and Kush Games, the Company agreed to make additional payments of approximately $1,400 to SEGA based on the commercial release of products. The additional payments to SEGA are expected to be made in fiscal 2006.

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

In fiscal 2004, in connection with the acquisition of Mobius Entertainment Limited (“Mobius”), the Company agreed to make additional contingent payments of approximately $2,000 based on the delivery of products. In fiscal 2003, the Company also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy Games LLC (“Cat Daddy”) based on a percentage of Cat Daddy’s future profits for the first three years after acquisition. The Company does not anticipate making these contingent payments within the next twelve months.

16.	SEGMENT REPORTING

The Company is a publisher and distributor of interactive software games designed for personal computers, video game consoles and handheld platforms. The Company’s operations involve similar products and customers worldwide and include products which are developed and sold domestically and internationally. Publishing revenues are derived from the sale of internally developed software titles and software titles developed by third parties. Distribution revenues are derived from the sale of third-party software titles, accessories and hardware to retail outlets in North America. Generally, publishing activities generate higher margins than distribution activities, with sales of PC software titles resulting in higher margins than sales of product designed for video game consoles and handheld platforms.

The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The Company continues to be centrally managed and the chief operating decision maker primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance.

Beginning February 1, 2006, the Company’s chief operating decision maker has been presented with financial information that contains additional information that separately identifies the Company’s publishing and distribution activities, including gross margin information. Accordingly, the Company currently considers its publishing and distribution activities as two separate reportable segments. The Company is presenting prior period financial information to reflect this change and to conform to current year presentation.

The Company’s view and reporting of business segments may change due to variations in the underlying business facts and circumstances and the evolution of the reporting to its chief operating decision maker.

Information about the Company’s reportable segments as of April 30, 2006 and October 31, 2005 and for the three and six months ended April 30, 2006 and 2005 is as follows:

	As of April 30, 2006			As of October 31, 2005

	Publishing	Distribution	Total	Publishing	Distribution	Total

Accounts receivable	$43,323	$87,005	$130,328	$133,966	$64,102	$198,068
Inventory	47,162	44,658	91,820	55,119	81,108	136,227
Long-term assets	302,587	30,585	333,172	289,190	30,444	319,634
Total assets	693,097	212,920	906,017	735,975	196,901	932,876

	Three months ended April 30, 2006			Three months ended April 30, 2005

	Publishing	Distribution	Total	Publishing	Distribution	Total

Net revenues	$200,060	$65,062	$265,122	$146,923	$75,145	$222,068
Gross profit	11,104	6,668	17,772	70,375	1,471	71,846

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

	Six months ended April 30, 2006			Six months ended April 30, 2005

	Publishing	Distribution	Total	Publishing	Distribution	Total

Net revenues	$358,349	$171,754	$530,103	$502,307	$222,235	$724,542
Gross profit	59,254	14,185	73,439	238,973	13,448	252,421

The publishing segment gross profit for the three and six months ended April 30, 2006 included impairment charges of approximately $17.9 million and $18.5 million, respectively, due to the write-down of several titles.

Information about the Company’s total non-current assets in the United States, Canada and international areas as of April 30, 2006 and October 31, 2005 is presented below:

	April 30, 2006	October 31, 2005

Non-current assets:
United States	$236,775	$208,947
Canada	10,946	13,353
International:
United Kingdom	36,648	28,013
Switzerland	14,511	29,410
All other Europe	23,566	29,749
Other	10,726	10,162

Total	$333,172	$319,634

Information about the Company’s net revenues in the United States, Canada and international areas for the three and six months ended April 30, 2006 and 2005 is presented below (net revenues are attributed to geographic areas based on product destination):

	Three months ended April 30,		Six months ended April 30,

	2006	2005	2006	2005

Net revenues:
United States	$172,896	$136,937	$329,823	$433,104
Canada	19,084	17,919	51,757	52,095
International:
United Kingdom	18,848	18,397	39,036	83,373
All other Europe	46,013	41,110	93,654	135,460
Asia Pacific	7,512	6,752	13,524	18,289
Other	769	953	2,309	2,221

Total	$265,122	$222,068	$530,103	$724,542

North America	72.4%	69.7%	72.0%	67.0%
International	27.6%	30.3%	28.0%	33.0%

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Information about the Company’s net revenues by product platforms for the three and six months ended April 30, 2006 and 2005 is presented below:

	Three months ended April 30,		Six months ended April 30,

	2006	2005	2006	2005

Platforms:
Sony PlayStation 2	$48,109	$100,660	$112,312	$453,272
Microsoft Xbox 360	80,053	—	98,166	—
Sony PSP	17,740	3,334	71,653	3,334
Microsoft Xbox	14,525	46,389	32,765	88,762
PC	56,896	31,111	88,943	53,751
Nintendo Handhelds	13,372	15,369	40,859	41,914
Nintendo GameCube	2,706	5,118	8,870	18,635
Hardware	19,971	10,283	49,511	34,803
Accessories and other	11,750	9,804	27,024	30,071

Total	$265,122	$222,068	$530,103	$724,542

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

Our principal sources of revenue are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software titles and software titles developed by third parties. Operating margins in our publishing business are dependent in part upon our ability to continually release new, commercially successful products and to manage costs associated with business and product acquisitions and software product development. We develop most of our frontline products internally, and we own major intellectual properties, which we believe positions us to maximize profitability. Operating margins for titles developed by third parties, or for which we do not own the intellectual property, are affected by costs to acquire licenses and amounts due to developers.

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

We have diversified our product offerings by capitalizing on significant growth opportunities in the market for sports and other licensed action and strategy titles. During fiscal 2005 and the six months ended April 30, 2006, we made several strategic acquisitions of leading sports and strategy game development studios and entered into license agreements with major sports leagues to develop sports titles. We also entered into license agreements for several popular entertainment properties, acquired well-known intellectual property rights, and entered into distribution and publishing arrangements for major action and strategy PC titles.

The video game industry is currently undergoing a transition due to the introduction of next generation hardware platforms and new software for these platforms. In 2005, Sony introduced the PlayStation Portable (PSP), a new handheld gaming system, followed by Microsoft’s release of the Xbox 360, a next generation console platform. Sony is expected to introduce the PlayStation 3 and Nintendo is planning the launch of the Wii console system during 2006. During the transition to next generation hardware platforms, our operating results may become more volatile and more difficult to predict. Additionally, our publishing and distribution net revenues may slow or decline during the transition period, due to downward pressure on software pricing on current generation platforms, limited initial availability of new hardware platforms and a decline in consumer purchases in anticipation of next generation platforms becoming available. See Part II-Item 1A. “Risk Factors.”

In response to the current business environment during the industry transition and our assessment of market conditions, we have taken steps to streamline our operations by implementing cost saving initiatives including the closure of two underperforming development studios. In the second quarter of fiscal 2006, we recorded non-cash impairment charges of approximately $24.3 million related to several titles, certain trademarks and acquired intangibles, and incurred severance and other costs of approximately $2.0 million associated with development studio closings. We expect to incur additional costs in connection with the closure of a third studio in May 2006.

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

Software Development Costs

We utilize both internal development teams and third-party software developers to develop our products. We capitalize internal software development costs (including stock-based compensation, specific employee payroll and incentive compensation costs related to the completion and release of titles), as well as film production and other content costs, subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of goods sold (software development costs) is recorded on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, we evaluate the recoverability of capitalized software costs based on undiscounted future cash flows and charge to cost of goods sold any amounts that are deemed unrecoverable. Royalties earned under our internal royalty program continue to be expensed as incurred as a component of cost of goods sold (royalties).

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

Income Taxes

Income tax assets and liabilities are determined by taxable jurisdiction. We do not provide taxes on undistributed earnings of our international subsidiaries. The total amount of undistributed earnings of foreign subsidiaries was approximately $174,000 as of April 30, 2006. It is currently our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends. The realization of deferred tax assets depends on whether we generate future taxable income of the appropriate type. In addition, we may adopt tax planning strategies to realize these assets. If future taxable income does not materialize or tax planning strategies are not effective, we may be required to record a valuation allowance.

Recent tax legislation currently in place is intended to replace the extraterritorial income (“ETI”) exclusion. We currently derive benefits from the ETI exclusion, which is limited to 80% and 60% of the otherwise allowable exclusion for calendar years 2005 and 2006, respectively. There will be no ETI deduction available after calendar year 2006. The recent legislation permits a deduction from taxable income based on certain qualified income from domestic production activities. We do not expect to generate any taxable benefits from this deduction in fiscal 2006.

This recent legislation also provides for a one-time 85% dividends received deduction on repatriation of foreign earnings, which was applicable to us if utilized by December 31, 2005. Historically, we have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no incremental taxes have been provided thereon. We did not repatriate foreign earnings under this provision.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

(Dollars in thousands, except per share amounts)

The provision (benefit) for income taxes for the three and six months ended April 30, 2006 and 2005 are based on our estimated annualized effective tax rates for the respective years. The estimated annualized effective tax rate for fiscal 2006 is a benefit of 36.8% compared to an estimated annualized effective tax rate for fiscal 2005, which was an expense of 24.6%. The higher estimated annualized effective tax rate in fiscal 2006 is primarily attributable to forecasted losses in higher tax rate jurisdictions and the U.S. tax benefit from the extraterritorial income exclusion. The lower effective tax rate for the comparable period in fiscal 2005 was primarily attributable to a higher proportion of forecasted earnings in lower tax rate jurisdictions.

At each balance sheet date, we evaluate the estimated annualized effective tax rate based on updated information regarding forecasted income in each of our jurisdictions. Any revisions to the tax rate are recorded in the current period to reflect our current best estimate of the annualized effective tax rate.

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

Recently Issued and Adopted Accounting Pronouncements

Effective November 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which revised Statement of Financial Accounting Standards 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123(R) requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to employee stock options was not recognized in the statement of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Prior to November 1, 2005, we had adopted the disclosure-only provisions under SFAS 123. In the six months ended April 30, 2006, stock-based compensation expense of approximately $8.7 million, which excludes capitalizable costs of $3.2 million, was recorded in the condensed consolidated statement of operations in connection with adoption of SFAS 123(R). There was no cumulative effect of adoption. Refer to Note 3 to our unaudited condensed consolidated financial statements for further information. There were no other new accounting pronouncements adopted during the six months ended April 30, 2006.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS 154 will have a material impact on our condensed consolidated financial statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

(Dollars in thousands, except per share amounts)

Results of Operations

The following table sets forth for the periods indicated the percentage of net revenues represented by certain items reflected in our statement of operations, and sets forth net revenues by territory, sales mix, platform and principal products:

	Three months ended April 30,		Six months ended April 30,

Operating data:	2006	2005	2006	2005

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold
Product costs	49.4	55.6	55.0	49.8
Royalties	31.0	9.9	21.7	14.1
Software development costs	12.9	2.2	9.4	1.2
Total cost of goods sold	93.3	67.6	86.1	65.2

Selling and marketing	12.1	16.3	13.9	12.0
General and administrative	12.7	12.9	13.6	7.9
Research and development	6.1	6.2	6.4	5.1
Depreciation and amortization	4.9	2.3	3.7	1.4

Interest income, net	0.0	0.5	0.1	0.2
Provision (benefit) for income taxes	(10.1)	(1.2)	(8.7)	2.1
Net income (loss)	(19.0)	(3.7)	(15.0)	6.5

Net Revenues by Territory:
North America	72.4%	69.7%	72.0%	67.0%
International	27.6	30.3	28.0	33.0

Net Sales Mix:
Publishing	75.5%	66.2%	67.6%	69.3%
Distribution	24.5	33.8	32.4	30.7

Platform Mix (publishing):
Console	65.5%	85.0%	57.6%	92.6%
PC	20.9	11.4	17.0	4.6
Handheld	10.4	1.5	21.2	1.2
Accessories	3.2	2.1	4.2	1.6

Our best-selling titles for the three and six months ended April 30, 2006 and 2005 as a percentage of net revenues are as follows:

Top Ten Titles – Three months ended April 30, 2006	Platform	Release Date	% of Net Revenues

The Elder Scrolls IV: Oblivion	Xbox 360	March 2006	18.2%
The Elder Scrolls IV: Oblivion	PC	March 2006	12.3
Major League Baseball 2K6	Xbox 360	April 2006	4.0
Grand Theft Auto: Liberty City Stories	PSP	October 2005	3.7
Top Spin 2	Xbox 360	March 2006	3.7
Major League Baseball 2K6	PS2	April 2006	3.5
Grand Theft Auto: San Andreas	PS2	October 2004	2.6
Major League Baseball 2K6	Xbox	April 2006	2.3
Midnight Club 3: DUB Edition Remix	PS2	March 2006	2.0
24: The Game	PS2	February 2006	2.0

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

(Dollars in thousands, except per share amounts)

Top Ten Titles – Three months ended April 30, 2005	Platform	Release Date	% of Net Revenues

Midnight Club 3: DUB Edition	PS2	April 2005	19.4%
Midnight Club 3: DUB Edition	Xbox	April 2005	9.6
Grand Theft Auto: San Andreas	PS2	October 2004	9.0
Stronghold 2	PC	April 2005	4.4
Major League Baseball 2K5	PS2	February 2005	3.3
Major League Baseball 2K5	Xbox	February 2005	2.6
Close Combat: First to Fight	Xbox	April 2005	2.3
Grand Theft Auto: Vice City	PS2	October 2002	1.6
Grand Theft Auto Double Pack	Xbox	November 2003	1.0
Grand Theft Auto 3	PS2	October 2001	1.0

Top Ten Titles – Six months ended April 30, 2006	Platform	Release Date	% of Net Revenues

Grand Theft Auto: Liberty City Stories	PSP	October 2005	11.6%
The Elder Scrolls IV: Oblivion	Xbox 360	March 2006	9.1
The Elder Scrolls IV: Oblivion	PC	March 2006	6.2
Grand Theft Auto: San Andreas	PS2	October 2004	4.0
Sid Meier’s Civilization IV	PC	October 2005	2.9
Major League Baseball 2K6	Xbox 360	April 2006	2.0
Top Spin 2	Xbox 360	March 2006	1.8
NBA 2K6	Xbox 360	November 2005	1.8
Major League Baseball 2K6	PS2	April 2006	1.7
Torino 2006™	PS2	January 2006	1.5

Top Ten Titles – Six months ended April 30, 2005	Platform	Release Date	% of Net Revenues

Grand Theft Auto: San Andreas	PS2	October 2004	42.3%
Midnight Club 3: DUB Edition	PS2	April 2005	5.9
Midnight Club 3: DUB Edition	Xbox	April 2005	2.9
Grand Theft Auto: Vice City	PS2	October 2002	1.4
Stronghold 2	PC	April 2005	1.3
ESPN NBA 2K5	PS2	September 2004	1.2
Major League Baseball 2K5	PS2	February 2005	1.0
ESPN NFL 2K5	PS2	July 2004	0.9
Major League Baseball 2K5	Xbox	February 2005	0.8
Grand Theft Auto Double Pack	Xbox	November 2003	0.8

Business Acquisitions

During fiscal 2005 and the six months ended April 30, 2006, we consummated the acquisitions described below. To the extent that the purchase price allocation for these acquisitions is preliminary, we do not expect that the final purchase price allocation will be materially different. The acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations and financial position of the acquired businesses are included in our condensed consolidated financial statements from the respective dates of acquisition. Pro forma information has not been provided as the impact of these acquisitions was not material.

Firaxis Games, Inc. In November 2005, we acquired all of the outstanding capital stock of Firaxis Games, Inc., a developer of PC and strategy titles, including the Civilization franchise. The purchase price of approximately $15,442 consisted of $12,500 of unregistered common stock and $4,085 of development advances previously paid to Firaxis reduced by net cash acquired of $1,143. In connection with the acquisition, we recorded $5,644 of identifiable intangible assets, comprised of $1,130 of non-competition agreements and $4,514 of intellectual property, $11,085 of goodwill, which is not deductible for tax purposes, $333 of net assets and $1,620 of deferred tax liabilities, on a preliminary basis. We also agreed to make additional payments up to $11,250 based on future product sales, of which approximately $10,000 will be recorded as additional purchase price when the conditions requiring their payment are met and $1,250 will be recorded as employee compensation expense.

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

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES (Dollars in thousands, except per share amounts)

Three Months ended April 30, 2006 and 2005

Net Revenues

	Three months ended April 30,

	2006	% of Net Revenues	2005	% of Net Revenues	$ Increase (Decrease)	% Incr (Decr)

Publishing	$200,060	75.5	$146,923	66.2	$53,137	36.2
Distribution	65,062	24.5	75,145	33.8	(10,083)	(13.4)

Total net revenues	$265,122	100.0	$222,068	100.0	$43,054	19.4

Net Revenues. The increase in net revenues for the three months ended April 30, 2006 was primarily due to higher publishing revenues resulting from additional title releases in the current period. The increase in net revenues was slightly offset by a decline in the prices of current generation software titles due to weaker market conditions and the ongoing transition to next generation hardware platforms. Publishing revenues for the three months ended April 30, 2006 primarily reflect sales of The Elder Scrolls IV: Oblivion for the PC and Xbox 360, Grand Theft Auto: Liberty City Stories for the PSP and Grand Theft Auto: San Andreas, Midnight Club 3: DUB Edition Remix and Major League Baseball 2K6 across multiple platforms. Publishing revenues for the three months ended April 30, 2006 and 2005 include licensing revenues of $2,745 and $7,078, respectively.

Products designed for video game console platforms accounted for 65.5% of publishing revenues as compared to 85.0% for the comparable period last year. Products designed for PC platforms accounted for 20.9% of publishing revenues as compared to 11.4% for the prior comparable period. The increase in sales of products for PC platforms as a percentage of publishing revenues was primarily attributable to sales of The Elder Scrolls IV: Oblivion, Sid Meier’s Civilization IV and Grand Theft Auto: San Andreas for the PC. For the three months ended April 30, 2005, sales of products for PC platforms was primarily attributable to sales of Stronghold 2 for the PC. We anticipate that our platform mix will be weighted toward console platforms and the PSP handheld system, but may fluctuate from period to period.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. The decrease in distribution revenues was primarily attributable to a continued decline in sales volume of value and front-line software titles, a decrease in average selling prices of interactive entertainment products as our industry transitions to next generation platforms and increased competition in the value software segment. The decline in sales of software titles was partially offset by an increase in hardware sales and peripherals, primarily attributable to the Xbox 360 and related accessories and to continued demand for the PSP.

International operations accounted for approximately $73,142, or 27.6% of net revenues for the three months ended April 30, 2006 compared to $67,212, or 30.3% of net revenues for the three months ended April 30, 2005. The increase was primarily attributable to sales of The Elder Scrolls IV: Oblivion for the PC and Xbox 360, which was released in March 2006. International revenues for the three months ended April 30, 2006 also included sales of Top Spin 2 for the Xbox 360 and Grand Theft Auto: Liberty City Stories for the PSP.

Net revenues related to international operations decreased by approximately $6,762 and increased by $4,884 due to changes in foreign exchange rates (including Canada) in the three months ended April 30, 2006 and April 30, 2005, respectively. We expect international revenues to continue to account for a significant portion of our revenues.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES (Dollars in thousands, except per share amounts)

Cost of Goods Sold

	Three months ended April 30,

	2006	% of Net Revenues	2005	% of Net Revenues	$ Increase	% Incr

Product costs	$130,940	49.4	$123,504	55.6	$7,436	6.0
Royalties	82,282	31.0	21,938	9.9	60,344	275.1
Software development costs	34,128	12.9	4,780	2.1	29,348	614.0

Total cost of goods sold	$247,350	93.3	$150,222	67.6	$97,128	64.7

Product costs. The increase in product costs in absolute dollars was consistent with the increase in publishing revenues. The decrease as a percentage of net revenues was primarily due to the higher proportion of publishing revenues, including an increase in sales of PC products, which have lower product costs than console products. The decrease as a percentage of net revenues was slightly offset by lower prices of current generation software titles, which resulted in an increase in product costs as a percentage of net revenues in the current period.

Royalties. The increase in royalties was primarily due to the increase in publishing revenues and higher royalty costs related to sales of certain of our published products. Royalty expense for the three months ended April 30, 2006 was primarily attributable to higher external royalty costs related to sales of The Elder Scrolls IV: Oblivion and Major League Baseball 2K6. In the comparable prior period, royalty costs were primarily related to sales of Midnight Club 3: DUB Edition, Major League Baseball 2K5 and Grand Theft Auto: San Andreas for the PlayStation 2. Royalty costs related to sales of our internally developed products accounted for $6.0 million and $7.2 million, respectively, of royalty expense for the three months ended April 30, 2006 and 2005.

Software development costs. The increase in software development costs was primarily due to impairment charges of approximately $17.0 million related to several titles in development. The impairment charges were based on an assessment of the future recoverability of capitalized software balances related to these titles and the determination that these titles were unlikely to recover capitalized costs given a change in sales expectations as a result of weaker market conditions, the closure and anticipated closure of development studios, uncertainty involved in the console transition and historical performance of the titles.

The increase in costs was also due to sales of a larger number of internally developed titles resulting in higher amortization of capitalized costs as compared to the prior period. In the current period, software development costs related to sales of internally developed sports and other titles included Major League Baseball 2K6, Top Spin 2 and Midnight Club 3: DUB Edition Remix for current and next generation console platforms. In the comparable fiscal 2005 period, software development costs were primarily attributable to sales of Midnight Club 3: DUB Edition across multiple platforms.

In future periods, cost of goods sold may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix, distribution channels and royalty arrangements.

Operating Expenses

	Three months ended April 30,

	2006	% of Net Revenues	2005	% of Net Revenues	$ Increase (Decrease)	% Incr (Decr)

Selling and marketing	$32,194	12.1	$36,275	16.3	$(4,081)	(11.3)
General and administrative	33,705	12.7	28,705	12.9	5,000	17.4
Research and development	16,097	6.1	13,785	6.2	2,312	16.8
Depreciation and amortization	12,944	4.9	5,102	2.3	7,842	153.7

Total operating expenses	$94,940	35.8	$83,867	37.7	$11,073	13.2

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES (Dollars in thousands, except per share amounts)

Selling and marketing. The decrease in selling and marketing expense was primarily due to a decrease in personnel expenses of approximately $1.0 million and lower marketing and promotional spending of approximately $3.5 million in the current period. In the comparable fiscal 2005 period, higher advertising and marketing costs were primarily attributable to additional spending to promote titles under our 2K Games and 2K Sports publishing labels, which were established in fiscal 2005.

General and administrative. The increase in general and administrative expense in absolute dollars was primarily due to additional rent and office related expenses of approximately $1.4 million attributable to development studios acquired subsequent to the second quarter of fiscal 2005, an increase in information technology expenses of $1.5 million related to system improvements and an increase in professional fees of approximately $1.9 million related to legal matters and process improvement.

Research and development. The increase in research and development costs was primarily due to an increase in personnel expenses of approximately $3.1 million, which included approximately $1.5 million of severance costs related to the closure of two development studios in the current period. The increase in personnel expenses was primarily attributable to additional staffing associated with development studios acquired subsequent to the second quarter of fiscal 2005 offset by a decrease in incentive compensation costs, which was consistent with lower net revenues.

A substantial portion of our research and development costs are capitalized once software development projects reach technological feasibility, which is relatively early in the development process, and subsequently amortized as cost of goods sold. However, amounts earned under our internal royalty program continue to be expensed as incurred in cost of goods sold.

Depreciation and amortization. Depreciation and amortization expense increased primarily due to impairment charges of approximately $6.1 million related to the write-off of certain trademarks and acquired intangibles. The impairment charges were based on management’s assessment of the future value of these assets including future business prospects and estimated cash flows to be derived from these assets. The increase in depreciation and amortization expense was also due to higher depreciation related to the upgrading of software systems, our new office and warehouse facility for our Jack of All Games subsidiary and additional leasehold improvements related to development studios acquired subsequent to the second quarter of fiscal 2005.

Loss from operations. Loss from operations increased by $65,147 or 541.9%, to a loss of $77,168 for the three months ended April 30, 2006 from a loss of $12,021 for the three months ended April 30, 2005, due to the changes referred to above. Changes in foreign exchange rates decreased the loss from operations by approximately $435 for the three months ended April 30, 2006 and increased the loss from operations by approximately $510 for the three months ended April 30, 2005.

Interest income, net. Interest income decreased by $1,160, or 99.7% to $4 for the three months ended April 30, 2006 from $1,164 for the prior comparable period primarily due to interest earned on a lower average cash balance offset by bank finance charges incurred in international locations.

Benefit for income taxes. Income tax benefit was $26,791 for the three months ended April 30, 2006 as compared to income tax benefit of $2,671 for the three months ended April 30, 2005. The increase was primarily attributable to a higher net loss and an increase in the effective tax rate for the period. The effective tax rate was a benefit of 34.7% for the three months ended April 30, 2006, compared to an effective tax rate for the comparable period in fiscal 2005, which was a benefit of 24.6%. The higher effective tax rate in fiscal 2006 was primarily attributable to forecasted losses in higher tax rate jurisdictions. The lower effective tax rate for the comparable period in fiscal 2005 was primarily attributable to a higher proportion of forecasted earnings in lower tax rate jurisdictions.

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

Net loss. For the three months ended April 30, 2006, net loss was $50,373 as compared to a net loss of $8,186 for the three months ended April 30, 2005, an increase of $42,187, or 515.4%. The increase resulted from the changes referred to above.

Diluted net loss per share. Diluted net loss per share for the three months ended April 30, 2006 of $0.71, increased $0.59 as compared to diluted net loss per share of $0.12 for the three months ended April 30, 2005, principally due to the increase in the net loss for the period and increase in the weighted average common shares outstanding.

Six Months ended April 30, 2006 and 2005

Net Revenues

	Six months ended April 30,

	2006	% of Net Revenues	2005	% of Net Revenues	$ (Decrease)	% (Decr)

Publishing	$358,349	67.6	$502,307	69.3	$(143,959)	(28.7)
Distribution	171,754	32.4	222,235	30.7	(50,480)	(22.7)

Total net revenues	$530,103	100.0	$724,542	100.0	$(194,439)	(26.8)

Net Revenues. The decrease in net revenues for the six months ended April 30, 2006 primarily reflects an unfavorable comparison to a period with strong sales of Grand Theft Auto: San Andreas for the PlayStation 2, which was released in October 2004. The decrease was also attributable to lower distribution revenues and a decline in the prices of current generation software titles due to weaker market conditions and the ongoing transition to next generation hardware platforms.

Publishing revenues for the six months ended April 30, 2006 primarily reflects sales of Grand Theft Auto: Liberty City Stories for the PSP, Grand Theft Auto: San Andreas across multiple platforms, The Elder Scrolls IV: Oblivion for the PC and Xbox 360, sales of our sports titles, including NBA 2K6, NHL 2K6 and Major League Baseball 2K6 for current and next generation console platforms, and Sid Meier’s Civilization IV for PC. Publishing revenues for the six months ended April 30, 2006 and 2005 include licensing revenues of $5,786 and $9,409, respectively.

Products designed for video game console platforms accounted for 57.6% of publishing revenues as compared to 92.6% for the comparable period last year. Products designed for PC platforms accounted for 17.0% of publishing revenues as compared to 4.6% for the prior comparable period. The increase in sales of products for the PC platform as a percentage of publishing revenues was primarily attributable to sales of The Elder Scrolls IV: Oblivion, Sid Meier’s Civilization IV and Grand Theft Auto: San Andreas for the PC. We anticipate that our platform mix will be weighted toward console platforms and the PSP handheld system, but may fluctuate from period to period.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. The decrease in distribution revenues was primarily attributable to a continued decline in sales volume of value and front-line software titles, a decrease in average selling prices of interactive entertainment products as our industry transitions to next generation platforms and increased competition in the value software segment. The decline in sales of software titles was partially offset by an increase in hardware sales and peripherals, primarily attributable to the Xbox 360 and related accessories and to continued demand for the PSP.

International operations accounted for approximately $148,523, or 28.0% of net revenues for the six months ended April 30, 2006 compared to $239,343, or 33.0% of net revenues for the six months ended April 30, 2005. The decrease was primarily attributable to lower publishing revenues in Europe, which reflected the unfavorable comparison to a period with significant sales of Grand Theft Auto: San Andreas for the PlayStation 2, which was launched in Europe in October 2004. International revenues for the six months ended April 30, 2006 are primarily attributable to sales of The Elder Scrolls IV: Oblivion for the PC and Xbox 360, Grand Theft Auto: Liberty City Stories for the PSP, and Grand Theft Auto: San Andreas and Torino 2006™ across multiple platforms.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Net revenues related to international operations decreased by $13,558 and increased by $21,470 due to changes in foreign exchange rates (including Canada) in the six months ended April 30, 2006 and April 30, 2005, respectively. We expect international revenues to continue to account for a significant portion of our revenues.

Cost of Goods Sold

	Six months ended April 30,

	2006	% of Net Revenues	2005	% of Net Revenues	$ Increase (Decrease)	% Incr (Decr)

Product costs	$291,793	55.0	$360,989	49.8	$(69,196)	(19.2)
Royalties	115,149	21.7	102,147	14.1	13,002	12.7
Software development costs	49,722	9.4	8,985	1.3	40,737	453.4

Total cost of goods sold	$456,664	86.1	$472,121	65.2	$(15,457)	(3.3)

Product costs. The decrease in product costs in absolute dollars was consistent with the decrease in publishing and distribution revenues. The increase as a percentage of net revenues was primarily due to the higher proportion of distribution revenues, including sales of hardware products, which have higher product costs than publishing revenues. Additionally, net revenues for the six months ended April 30, 2006 were reduced by lower prices on current generation software titles, which resulted in an increase in product costs as a percentage of net revenues for the current period.

Royalties. The increase in royalties was primarily due to higher royalty costs related to sales of certain of our published products. Royalty expense for the six months ended April 30, 2006 was primarily attributable to sales of The Elder Scrolls IV: Oblivion for PC and Xbox 360, Major League Baseball 2K6 for current and next generation console platforms, Grand Theft Auto: Liberty City Stories for the PSP and Grand Theft Auto: San Andreas for the PlayStation 2 and Xbox. In the comparable prior period, royalty costs were primarily related to sales of Grand Theft Auto: San Andreas for the PlayStation 2, which was released in October 2004. Royalty costs related to sales of our internally developed products accounted for $20.2 million and $65.9 million, respectively, of our royalty expense for the six months ended April 30, 2006 and 2005.

Software development costs. The increase in software development costs was primarily due to impairment charges of approximately $17.0 million related to several titles in development. The impairment charges were based on an assessment of the future recoverability of capitalized software balances related to these titles and the determination that these titles were unlikely to recover capitalized costs given a change in sales expectations as a result of weaker market conditions, the closure and anticipated closure of development studios, uncertainty involved in the console transition and historical performance of the titles.

The increase in costs was also due to sales of a larger number of internally developed titles resulting in higher amortization of capitalized costs as compared to the prior period. In the current period, software development costs related to sales of internally developed sports and other titles included The Warriors, Amped 3, Major League Baseball 2K6, NBA 2K6, Top Spin 2 and Midnight Club 3: DUB Edition Remix for current and next generation console platforms. In the comparable fiscal 2005 period, software development costs were primarily attributable to sales of Midnight Club 3: Dub Edition and Grand Theft Auto: San Andreas across multiple platforms.

In future periods, cost of goods sold may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix, distribution channels and royalty arrangements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Operating Expenses

	Six months ended April 30,

	2006	% of Net Revenues	2005	% of Net Revenues	$ Increase (Decrease)	% Incr (Decr)

Selling and marketing	$73,838	13.9	$87,206	12.0	$(13,368)	(15.3)
General and administrative	72,158	13.6	57,392	7.9	14,766	25.7
Research and development	33,806	6.4	37,202	5.1	(3,396)	(9.1)
Depreciation and amortization	19,595	3.7	9,888	1.4	9,707	98.2

Total operating expenses	$199,397	37.6	$191,688	26.4	$7,709	4.0

Selling and marketing. The decrease in selling and marketing expense in absolute dollars was primarily due to lower marketing and promotional spending by approximately $12.1 million in the current period. The increase as a percentage of net revenues was primarily due to a decrease in net revenues for the six months ended April 30, 2006. In the comparable fiscal 2005 period, higher advertising and marketing costs were primarily attributable to the release of Grand Theft Auto: San Andreas for the PlayStation 2, which occurred in October 2004, and additional spending to promote titles under our 2K Games and 2K Sports publishing labels, which were established in fiscal 2005.

General and administrative. The increase in general and administrative expense was primarily due to increased compensation and payroll related costs of $6.1 million for additional personnel to support the expected growth of our business. Compensation and payroll related costs included approximately $3.3 million of additional stock compensation expense primarily due to the adoption of SFAS 123(R), effective November 1, 2005. The increase was also due to additional rent and office related expenses of approximately $3.9 million primarily due to development studios acquired subsequent to the second quarter of fiscal 2005, an increase in information technology expenses of $1.9 million related to system improvements and an increase in professional fees of approximately $3.4 million related to Sarbanes-Oxley compliance, legal matters and process improvement. The increase in general and administrative expenses as a percentage of net revenues was also impacted by a decline in net revenues for the six months ended April 30, 2006.

Research and development. The decrease in research and development expense in absolute dollars is primarily due to a decrease of approximately $5.4 million in incentive compensation costs for personnel, which is consistent with lower net revenues. The decrease in incentive compensation costs is slightly offset by approximately $1.5 million of severance costs related to the closure of two development studios in the current period. The increase as a percentage of net revenues was primarily due to a decline in net revenues for the six months ended April 30, 2006.

A substantial portion of our research and development costs are capitalized once software development projects reach technological feasibility, which is relatively early in the development process, and subsequently amortized as cost of goods sold. However, amounts earned under our internal royalty program continue to be expensed as incurred in cost of goods sold.

Depreciation and amortization. Depreciation and amortization expense increased primarily due to impairment charges of approximately $6.1 million related to the write-off of certain trademarks and acquired intangibles. The impairment charges were based on management’s assessment of the future value of these assets including future business prospects and estimated cash flows to be derived from these assets. The increase in depreciation and amortization expense was also due to higher depreciation related to the upgrading of software systems, our new office and warehouse facility for our Jack of All Games subsidiary and additional leasehold improvements related to development studios acquired subsequent to the second quarter of 2005.

Income (Loss) from operations. Income (loss) from operations decreased by $186,691 or 307.4%, to a loss of $125,958 for the six months ended April 30, 2006 from income of $60,733 for the six months ended April 30, 2005, due to the changes referred to above. Changes in foreign exchange rates decreased the loss from operations by approximately $917 for the six months ended April 30, 2006 and increased income from operations by approximately $2,000 for the six months ended April 30, 2005.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Interest income, net. Interest income decreased by $1,447, or 84.9% to $257 for the six months ended April 30, 2006 from $1,704 for the prior comparable period primarily due to interest earned on a lower average cash balance offset by bank finance charges incurred in international locations.

Provision (benefit) for income taxes. Income tax benefit was $46,206 for the six months ended April 30, 2006 as compared to income tax expense of $15,374 for the six months ended April 30, 2005. The decrease was primarily attributable to our net loss for the fiscal 2006 period and an increase in the estimated annual effective tax rate.

The estimated annual effective tax rate was a benefit of 36.8% for the six months ended April 30, 2006, compared to an estimated effective tax rate for the comparable period in fiscal 2005, which was an expense of 24.6%. The higher estimated annual effective tax rate in fiscal 2006 was primarily attributable to forecasted losses in higher tax rate jurisdictions. The lower effective tax rate for the comparable period in fiscal 2005 was primarily attributable to a higher proportion of forecasted earnings in lower tax rate jurisdictions.

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

Net income (loss). For the six months ended April 30, 2006, net loss was $79,495 as compared to net income of $47,063 for the six months ended April 30, 2005, a decrease of $126,558, or 268.9%. The decrease resulted from the changes referred to above.

Diluted net income (loss) per share. Diluted net loss per share for the six months ended April 30, 2006 of $1.12, decreased $1.79 as compared to diluted net income per share of $0.67 for the six months ended April 30, 2005, principally due to the net loss for the period and increase in the weighted average common shares outstanding.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
(Dollars in thousands, except per share amounts)

Liquidity and Capital Resources

Our primary cash requirements are to fund the development and marketing of our products. We satisfy our working capital requirements primarily through cash flow from operations. At April 30, 2006, we had working capital of $314,760 as compared to working capital of $378,967 at October 31, 2005.

Cash and cash equivalents increased by $33,873 for the six months ended April 30, 2006 as follows:

	Six months ended April 30,

	2006	2005

Cash provided by operating activities	$42,643	$98,619
Cash used in investing activities	(13,200)	(66,246)
Cash provided by financing activities	2,068	24,393
Effect of foreign exchange rates on cash and cash equivalents	2,362	(1,620)

Net increase in cash and cash equivalents	$33,873	$55,146

Operating Activities. Cash provided by operating activities for the six months ended April 30, 2006 was $42,643 compared to $98,619 for the six months ended April 30, 2005. The decrease is primarily due to the net loss in the current period, adjusted for non-cash items including amortization and write-offs of software development costs.

Investing Activities. Net cash used in investing activities for the six months ended April 30, 2006 was $13,200 compared to $66,246 for the six months ended April 30, 2005. Net cash used in the current period primarily reflects the purchase of fixed assets partially offset by net cash acquired in the acquisition of Firaxis. The prior year period primarily reflects the acquisition of Visual Concepts and Kush and the intellectual property of Civilization.

Financing Activities. Net cash provided by financing activities for the six months ended April 30, 2006 was $2,068 as compared to $24,393 for the six months ended April 30, 2005. The decrease was primarily attributable to lower proceeds from the exercise of stock options.

Significant Balance Sheet Changes

Accounts receivable: The decrease of $49,824 in gross accounts receivable, before allowances, from October 31, 2005 to April 30, 2006, was primarily due to lower net revenues in the current period and is consistent with the seasonal fluctuations of our business. Our allowances, which include doubtful accounts, returns, price concessions, rebates and other sales allowances, increased to $87,820 at April 30, 2006 from $69,904 at October 31, 2005 and increased as a percentage of receivables to 40.3% at April 30, 2006 from 26.1% at October 31, 2005. The increase in the allowance is due to weaker market conditions and the ongoing transition to next generation hardware platforms.

As of April 30, 2006, the receivable balances from our five largest retail customers accounted for approximately 53.9% of our gross receivable balance. Wal-Mart, Best Buy and GameStop accounted for approximately 15.6%, 13.0% and 12.8%, respectively, of our gross receivable balance. Generally, we have been able to collect our receivables in the ordinary course of business.

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

Inventories: The decrease of $44,407 in inventories from October 31, 2005 to April 30, 2006 was primarily due to a decrease in distribution inventories and is consistent with the decrease in trade accounts payable. The lower inventories balance was also consistent with lower seasonal inventory level requirements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

(Dollars in thousands, except per share amounts)

Prepaid taxes and taxes receivable: The increase of prepaid taxes and taxes receivable of $29,547 from October 31, 2005 to April 30, 2006 was primarily attributable to an increase in carry-back claims anticipated for fiscal 2006.

Deferred revenue: We have entered into various agreements to provide online content, in-game advertising and licensing of our intellectual property. We have received approximately $35 million in our fiscal third quarter ending July 31, 2006, and also expect to receive additional amounts by October 31, 2006. To the extent that we have not performed the obligations required under the agreements, cash received is accounted for as deferred revenue.

Loan Facilities: In August 2005, we entered into a new credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), and terminated our credit agreement with Bank of America, N.A, which would have expired on August 28, 2005. The JPMorgan credit agreement provides for borrowings of up to $50,000 through the expiration of the agreement on August 23, 2006. Advances under the credit agreement bear interest at a rate of 0.25% to 0.75% over the bank’s prime rate, or at the Eurodollar rate plus 1.25% to 1.75% depending on our consolidated leverage ratio. We are required to pay a commitment fee to the bank equal to 0.25% of the unused loan balance and borrowings under the agreement are collateralized by certain of our assets. The credit agreement also contains financial and other covenants (including a consolidated asset coverage ratio) and prohibits us from paying cash dividends, merging or consolidating with another corporation, selling or acquiring assets (other than in the ordinary course of business), creating liens and incurring additional indebtedness. Available borrowings under the agreement are reduced by the amount of any outstanding stand-by letters of credit, which is $1,560 at April 30, 2006. We had no borrowings under the credit agreement and we were in compliance with all financial and other covenants at April 30, 2006.

In May 2006, our United Kingdom subsidiary renewed its credit facility agreement with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $23,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by us. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2007. We had no outstanding guarantees and no borrowings under this facility as of April 30, 2006.

Capital Expenditures: In fiscal 2006, we expect to spend an additional $4,000 in connection with the continued improvement of our network infrastructure and software systems and approximately $1,500 for leasehold improvements and equipment for our domestic and international operations. We also expect to spend $1,000 in connection with our warehouse facilities in Ohio and Canada. As of the date of this report, we have no other material commitments for capital expenditures.

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

Contractual Obligations and Contingent Liabilities and Commitments

A summary of annual minimum contractual obligations and commitments as of April 30, 2006 is as follows:

Fiscal Years Ending October 31,	Licensing and Marketing Agreements	Software Development Agreements	Leases	Distribution Agreements	Total

Remainder of 2006	$46,138	$25,822	$8,743	$4,042	$84,745
2007	60,602	26,807	16,506	—	103,915
2008	54,826	13,075	15,124	—	83,025
2009	55,634	39	14,809	—	70,482
2010	55,692	—	13,079	—	68,771
Thereafter	102,655	—	34,793	—	137,448

	$375,547	$65,743	$103,054	$4,042	$548,386

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

(Dollars in thousands, except per share amounts)

Licensing and Marketing Agreements: Our license expense consists primarily of payments made to licensors for intellectual property rights under agreements which expire at various times through December 2012. As of April 30, 2006, we have minimum guaranteed licensing and marketing commitments of $375,547, of which $3,328 are recorded in our condensed consolidated balance sheet as the licensor does not have any significant performance obligation. Minimum guaranteed licensing and marketing commitments primarily reflect our agreements with major sports leagues and players’ associations.

Software Development Agreements: Our payments made to third-party developers include contractual advances and royalty payments under agreements which expire at various times through November 2008. Assuming performance by third-party developers, we have aggregate outstanding commitments of $65,743 under various software development agreements at April 30, 2006. We have also established an internal royalty program pursuant to which we pay royalties to certain of our development personnel based on product sales. Royalties earned under our internal royalty program are expensed as incurred.

Lease Commitments: Our offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from June 2006 to July 2015. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through April 2010. Future minimum rental payments for fiscal 2006 are $8,743 and aggregate minimum rental payments through applicable lease expirations are $103,054.

Distribution Agreements: We periodically enter into distribution agreements to purchase various software games. These agreements, which expire at various dates through January 2007, require remaining aggregate minimum guaranteed payments of $4,042 at April 30, 2006.

Contingent Consideration: In November 2005, in connection with the acquisition of Firaxis, we agreed to make additional payments of $11,250 based on future product sales, of which approximately $10,000 will be recorded as additional purchase price and $1,250 will be recorded as employee compensation expense.

In fiscal 2005, in connection with the acquisition of Irrational, we agreed to make additional payments of $2,000 to the former owners of Irrational based on the delivery of products. We do not anticipate making these contingent payments within the next twelve months due to the expected timing of product releases. Additionally, in fiscal 2005, in connection with the acquisition of Visual Concepts and Kush Games, we agreed to make additional payments of approximately $1,400 to SEGA based on the commercial release of products. The additional payments to SEGA are expected to be made in fiscal 2006.

In March 2005, we renegotiated a $6,000 contingent obligation due upon the delivery of the final PC version of Duke Nukem Forever through the payment of $4,250 and issuance of a promissory note in the principal amount of $500. The payment of the promissory note is contingent upon the commercial release of such product prior to December 31, 2006.

In fiscal 2004, in connection with the acquisition of Mobius, we agreed to make additional contingent payments of approximately $2,000 based on the delivery of products. In fiscal 2003, we also agreed to make additional payments of up to $2,500 to the former owners of Cat Daddy based on a percentage of Cat Daddy’s future profits for the first three years after acquisition. We do not anticipate making these contingent payments within the next twelve months.

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

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

(Dollars in thousands, except per share amounts)

International Operations

Net revenues in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net revenues. For the six months ended April 30, 2006 and 2005, net revenues in international markets accounted for approximately 28.0% and 33.0%, respectively, of our net revenues. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. At April 30, 2006, we had no outstanding variable rate indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders’ equity. For the six months ended April 30, 2006, our foreign currency translation adjustment gain was $4,355. Foreign exchange transaction gain for the six months ended April 30, 2006 was $1,252. A hypothetical 10% change in applicable currency exchange rates at April 30, 2006 would result in a material translation adjustment.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

(Dollars in thousands, except per share amounts)

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, the Company determined that, as of October 31, 2005, there were two material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, the Company’s disclosure controls and procedures were not effective. As described below, the Company is in the process of remediating those material weaknesses. Consequently, based on the evaluation described above, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of April 30, 2006, the Company’s disclosure controls and procedures were not effective.

Management’s Remediation Initiatives

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, management determined that, as of October 31, 2005, there were material weaknesses in the Company’s internal control over financial reporting relating to (i) ineffective controls over the existence and valuation of its accounts payable related to inventory purchases and (ii) ineffective controls over the accuracy of the amortization of its capitalized costs. As reported in the Annual Report for fiscal 2005, the Company initiated a number of changes in our internal controls to remediate these material weaknesses. Although these changes were initiated during the six months ended April 30, 2006, the remediation effort is not yet completed. Specifically, the Company is in the process of implementing the following measures to remediate the control deficiencies:

•

The Company has developed reports to assist in the analysis of accounts payable related to inventory purchases to ensure there is adequate and timely reconciliation of these accounts. Although management believes that this control is in place, it has not been tested for a sufficient period to conclude that the control is effective.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the second quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

(Dollars in thousands, except per share amounts)

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Federal Trade Commission (“FTC”) has concluded its previously reported inquiry regarding the advertising claims for Grand Theft Auto: San Andreas following the re-rating of the title by the Entertainment Software Rating Board (“ESRB”). In June 2006, we entered into an agreement with the FTC containing a Consent Order under which we agreed to settle all outstanding matters pending before the FTC. The proposed consent agreement with the FTC requires Take-Two and Rockstar Games to clearly and prominently disclose on product packaging and in any promotion or advertisement for electronic games, content relevant to the rating, unless that content had been disclosed sufficiently in prior submissions to the rating authority. In addition, the companies cannot misrepresent the rating or content descriptors for an electronic game and the companies must establish, implement, and maintain a comprehensive system reasonably designed to ensure that all content in an electronic game is considered and reviewed in preparing submissions to a rating authority. The Consent Order, under which no penalties or fines have been assessed, and an accompanying Complaint are subject to a 30-day period for public comment.

In July 2005, we received three purported class action complaints against the company and its subsidiary, Rockstar Games, two of which were filed in the United States District Court for the Southern District of New York and one such complaint which was filed in the United States District Court, Eastern District of Pennsylvania. On September 8, 2005, another similar complaint was filed in the Circuit Court for the Twentieth Judicial District, St. Clair County, Illinois and then removed to United States District Court for the Southern District of Illinois. The plaintiffs, alleged purchasers of the Grand Theft Auto: San Andreas game, allege that the company and Rockstar Games engaged in consumer deception, false advertising and common law fraud and were unjustly enriched as a result of the alleged failure of the company and Rockstar Games to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving an “M” rating from the ESRB rather than an “AO” rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. The New York and Pennsylvania actions have been consolidated in the Southern District of New York under the caption In re Grand Theft Auto Video Game Consumer Litigation, (05-CV-6734 (BSJ)) and the Illinois action has been transferred to the Southern District of New York for coordinated pretrial proceedings pursuant to an Order of the Judicial Panel on Multidistrict Litigation. The plaintiffs must now file an Amended Consolidated Complaint.

In January 2006, the City Attorney for the City of Los Angeles filed a complaint against the company and Rockstar Games in the Superior Court of the State of California. The complaint alleges that the company and Rockstar Games violated sections of the California Business and Professions Code prohibiting untrue and misleading statements and unfair competition and that the company and Rockstar Games were unjustly enriched as a result of the alleged failure to disclose that Grand Theft Auto: San Andreas contained “hidden” content which should have resulted in the game receiving an Adults Only (“AO”) rating from the ESRB rather than a Mature (“M”) rating. The complaint also alleges that the company made misleading statements as to the origin of the “hidden” content. The complaint seeks injunctive relief, restitution for purchasers of the game and civil fines. The action has been removed to the United States District Court, Central District of California and we have moved to dismiss the complaint. The plaintiff has moved to remand the action to state court and the Judicial Panel on Multidistrict Litigation has issued an order transferring the action to the Southern District of New York. The company has also received requests for documents and information from the Attorneys General of the States of North Carolina and Connecticut relating to Grand Theft Auto: San Andreas. These matters have remained dormant.

In February and March 2006, an aggregate of four purported class action complaints were filed against the company, its Chief Executive Officer, Chief Financial Officer and former Chief Global Operating Officer in the United States District Court for the Southern District of New York (the “New York Actions”) and one such purported class action was filed in the United States District Court for the Eastern District of Michigan (the “Michigan Action”). The New York plaintiffs are Max Kaplan, John Fenninger, David Andrews and David Toth and the Michigan plaintiff was The City of Flint and Daniel J. Hall on behalf of The City of Flint Employees’ Retirement Pension Fund. The complaints allege that the defendants violated Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“Exchange Act”) by making or causing the company to make untrue statements or failing to disclose in certain press releases and SEC periodic reports that, among other things: Grand Theft Auto: San Andreas  contained “hidden” content which should have resulted in the game receiving an Adults Only (“AO”) rating from the ESRB rather than a Mature (“M”) rating; the defendants attempted to bolster sales of Grand Theft Auto: San Andreas by concealing the “adult content” from retailers who refused to carry AO material; the company’s management failed to keep the Board of Directors informed of important issues or failed to do so in a timely fashion; and the company was misstating capitalized software development costs and amortization expense and had inadequate internal controls and procedures to ensure accuracy in its reported financial results. The plaintiffs seek to recover unspecified damages and their costs. The plaintiffs in the Michigan Action voluntarily dismissed their complaint without prejudice. A motion to consolidate the New York Actions and appoint a lead plaintiff is pending.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

(Dollars in thousands, except per share amounts)

In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the Southern District of New York against the company, as nominal defendant, and certain of the company’s officers and directors and certain former officers and directors. The factual allegations in this action are similar to the allegations contained in the New York Actions. Plaintiff asserts that certain defendants breached their fiduciary duty by selling company stock while in possession of certain material non-public information and breached their fiduciary duty and violated Section 14(a) and Rule 14a-9 of the Exchange Act by failing to disclose material facts in the company’s 2003, 2004 and 2005 proxy statements in which the company solicited approval to increase share availability under its 2002 Stock Option Plan. Plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold company stock, unspecified compensatory damages with interest and their costs in the action. A motion to stay the action pending the determination of an investigation by a Special Litigation Committee of the Board is pending.

In January 2006, Todd Veeck filed a complaint in the Court of Chancery of the State of Delaware against the company pursuant to the 8 Del. C. § 220 to compel inspection of the company’s books and records in order to “investigate” possible breaches of fiduciary duties with regard to the creation, development, marketing and sale of the company’s Grand Theft Auto line of products.

In February 2005, the personal representatives of the Estates of Arnold Strickland and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against the company, Sony Computer Entertainment America Inc. (“SCEA”), Sony Corporation of America (“SCA”), Wal-Mart, GameStop and Devin Moore alleging under Alabama’s manufacturers’ liability and wrongful death statutes that the company’s video games designed, manufactured, marketed and/or supplied to Mr. Moore resulted in “copycat violence” that caused the death of Messrs. Strickland and Mealer. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600 million. Wal-Mart, SCEA and SCA tendered their defense and requested indemnification from the company, and the company has accepted such tender. The company’s motion to dismiss the action was denied and the company moved to have certain issues certified for an immediate interlocutory appeal before the Alabama Supreme Court. The company also separately pursued a petition to dismiss claims against it and its subsidiary, Rockstar Games, for lack of personal jurisdiction. The Alabama Supreme Court declined to accept the interlocutory appeal, but agreed to hear the petition to dismiss the action for lack of personal jurisdiction. Briefing has been completed on such petition, and the matter is now pending before the Supreme Court. In April 2006, the plaintiffs filed a Third Amended Complaint to add a claim for civil conspiracy; the company and its co-defendants have moved to dismiss that claim and the motion is scheduled for hearing before the trial court. In April 2006, the trial court entered a Scheduling Order that set (a) a hearing on the admissibility of Plaintiffs’ expert opinions for October 5, 2006; (b) completion of all fact and expert discovery by May 15, 2007; (c) mediation for June 1, 2007; and (d) trial (if necessary) to commence on July 1, 2007.

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

Item 1A. Risk Factors

Safe Harbor Statement under the Securities Litigation Reform Act of 1995.

We make statements in this report that are considered forward-looking statements under federal securities laws. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to them. The words “expect,” “anticipate,” “believe,” “may,” “estimate,” “intend” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions including, but not limited to, the following risks, many of which are substantially the same as the risks set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005. These risks could cause our actual results, performance or achievements to be materially different from results, performance or achievements, expressed or implied by such forward-looking statements.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

(Dollars in thousands, except per share amounts)

We have incurred a net loss for the six months ended April 30, 2006, and we may incur future net losses.

Although we have achieved increasing levels of revenue and have generated profits in each of our last three fiscal years, we have incurred a net loss for the six months ended April 30, 2006 primarily as a result of a weak retail environment during the holiday season and lower than expected sales of interactive entertainment products as our industry transitions to next generation technology. We expect to incur increased levels of expenses associated with significant product development and licensing commitments over the next year in connection with the diversification of our product offerings and the transition to next generation platforms. We anticipate that we will continue to incur losses until such time as we generate sufficient levels of revenues to offset these increased costs. Continued losses could adversely affect the price of our common stock.

Rapidly changing technology and hardware cycles could adversely affect our operations and our ability to forecast our operating results.

The interactive entertainment industry is cyclical and is associated with rapidly changing technology. Microsoft introduced its next generation hardware platform into the marketplace in November 2005, and we expect that Sony and Nintendo will introduce their respective next generation hardware platforms during 2006. As a result, consumer demand for software for older platforms has declined as newer and more advanced hardware platforms achieve market acceptance. During the transition to next generation platforms, we expect to continue to devote significant development resources to products designed for current generation platforms, including Sony’s PlayStation 2 and Microsoft’s Xbox. Consumers may elect to defer purchases of game software for these platforms until newer platforms become available. Consumer demand for these platforms may continue to decline generally or as a result of the next generation platform transition. Additionally, we have reduced prices for our current generation software titles and we may continue to reduce prices for our current generation software titles, which may result in lower than expected sales or losses from products designed for older platforms.

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

Grand Theft Auto and certain of our other titles are “hit” products and have historically accounted for a substantial portion of our revenues. For the six months ended April 30, 2006, our ten best selling titles accounted for approximately 42.6% of our revenues, with Grand Theft Auto: Liberty City Stories for the PSP accounting for 11.6% of our revenues; The Elder Scrolls IV: Oblivion for the Xbox 360 accounting for 9.1% of our revenues; The Elder Scrolls IV: Oblivion for the PC accounting for 6.2% of our revenues; Grand Theft Auto: San Andreas for the PlayStation 2 accounting for 4.0% of our revenues; Sid Meier’s Civilization IV for the PC accounting for 2.9% of our revenues; and Major League Baseball 2K6 for the Xbox 360 accounting for 2.0% of our revenues. For the six months ended April 30, 2005, our ten best selling titles accounted for approximately 58.5% of our revenues, with Grand Theft Auto: San Andreas for the PlayStation 2 accounting for 42.3% of our revenues; Midnight Club 3: DUB Edition for the PlayStation 2 accounting for 5.9% of our revenues; Midnight Club 3: DUB Edition for Xbox accounting for 2.9% of our revenues; Grand Theft Auto: Vice City for the PlayStation 2 accounting for 1.4% of our revenues; and Stronghold 2 for PC accounting for 1.3% of our revenues. For the years ended October 31, 2005 and October 31, 2004, our ten best selling titles accounted for approximately 48.2% and 46.3%, respectively, of our revenues, with Grand Theft Auto products accounting for 38.2% and 34.3%, respectively of such revenues for these periods. If we fail to continue to develop and sell new commercially successful “hit” titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles, our revenues and profits may decrease substantially and we may incur losses.

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

Our success depends on our ability to continually identify and develop new titles on a timely basis. We have entered into agreements with third parties to acquire the rights to publish and distribute interactive entertainment software as well as to use licensed intellectual properties in our titles. These agreements typically require us to make advance payments, pay royalties and satisfy other conditions. Our advance payments may not be sufficient to permit developers to develop new software successfully, which could result in material delays and significantly increase our costs to bring particular products to market. Software development costs, promotion and marketing expenses and royalties payable to software developers and third-party licensors have increased significantly in recent years and reduce potential profits derived from sales of our software. Future sales of our titles may not be sufficient to recover advances to software developers and licensors, and we may not have adequate financial and other resources to satisfy our contractual commitments, which are approximately $46.1 million for licensing and marketing and approximately $25.8 million for software development for the remainder of our fiscal year ending October 31, 2006. If we fail to satisfy our obligations under agreements with third-party developers and licensors, the agreements may be terminated or modified in ways that may be burdensome to us, and materially adversely affect our operating results. Failure to commercialize products that require significant investments could result in corresponding charges to earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Contingent Liabilities and Commitments.”

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

A substantial portion of our product sales are made to a limited number of customers, two of which have recently merged. Sales to our five largest customers accounted for approximately 48.7% and 39.3% of our net revenues, respectively, for the six months ended April 30, 2006 and 2005 with Wal-Mart and Best Buy accounting for 15.7% and 10.4%, respectively, of such revenues for the six months ended April 30, 2006. For the fiscal year ended October 31, 2005, sales to our five largest customers accounted for 40.7% of our net revenues. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being re-rated to “AO” (age 18 and over), could materially adversely affect our business and operating results. Bankruptcies or consolidations of certain large retail customers could seriously hurt our business.

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

We are subject to the rating of our content by the Entertainment Software Rating Board. Failure to obtain “M” ratings for certain of our products could negatively impact our sales as would a game re-rating. We entered into a Consent Order with the Staff of the Federal Trade Commission and we are subject to class action complaints.

The Entertainment Software Rating Board, sometimes referred to as the ESRB, requires game publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and imposes significant penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for product sales in those countries. In some instances, we may be required to modify our products to comply with the requirements of rating systems, which could delay or disrupt the release of our products. Sales of certain of our titles have been prohibited in certain countries. Our software titles receive a rating of “E” (age 6 and older), “E10+” (age 10 and older), “T” (age 13 and over) or “M” (age 17 and over). Many of our Rockstar titles have received an “M” rating. We believe that we comply with rating systems and properly display the ratings and content descriptions received for our titles. Although game publishers have been able to modify content to satisfy ESRB ratings standards for “M” ratings, if we are unable to obtain “M” ratings as a result of changes in the ESRB’s ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected. In the event any of our games are re-rated by the ESRB, we may be required to record a reserve for anticipated product returns and inventory obsolescence which could expose us to additional litigation, administrative fines and penalties and other potential liabilities, and could adversely affect our operating results.

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

(Dollars in thousands, except per share amounts)

The Federal Trade Commission (“FTC”) has concluded its previously reported inquiry regarding the advertising claims for Grand Theft Auto: San Andreas following the re-rating of the title by the ESRB, In June 2006, we entered into an Agreement with the staff of the FTC containing a Consent Order under which we agreed to settle all outstanding matters pending before the FTC. The proposed consent agreement with the FTC requires Take-Two and Rockstar Games to clearly and prominently disclose on product packaging and in any promotion or advertisement for electronic games, content relevant to the rating, unless that content had been disclosed sufficiently in prior submissions to the rating authority. In addition, the companies cannot misrepresent the rating or content descriptors for an electronic game and the companies must establish, implement, and maintain a comprehensive system reasonably designed to ensure that all content in an electronic game is considered and reviewed in preparing submissions to a rating authority. The Consent Order, under which no penalties or fines have been assessed, and an accompanying Complaint are subject to a 30-day period for public comment, after which the FTC may withdraw its agreement.

We have also received requests for documents and information relating to Grand Theft Auto: San Andreas from certain states, which matters have been dormant, and we are subject to class action complaints alleging consumer deception, false advertising and common law fraud, class action complaints alleging violations of certain federal securities laws and an action brought by the City Attorney of Los Angeles. We cannot predict the outcome of these pending matters, which could result in the imposition of significant fines and penalties and judgments. Additionally, we have incurred and may continue to incur significant legal and other professional fees and expenses in connection with pending regulatory matters and litigation, and these matters have also diverted management’s attention from our business. See Part II – Item 1. – “Legal Proceedings.”

Our business and products are subject to increasing potential legislation. The adoption of such proposed legislation could limit the retail market for our products.

Several proposals have been made for federal legislation to regulate our industry, including a bill, referred to as The Family Entertainment Protection Act, which was recently introduced into the Senate. Such bill proposes to prohibit the sale of “M” rated, “AO” rated and “Rating Pending” products to under-17 audiences. If the bill is adopted into law, it may limit the potential market for our “M” rated products, and adversely affect our operating results. Proposals have also been made by numerous state legislators to regulate the sale of interactive entertainment software products containing violent or sexually explicit material by prohibiting the sale of such products to under 17 or 18 audiences and proposing penalties for noncompliance and certain states have adopted such laws which have been enjoined in litigation. The state of Minnesota recently adopted a law (effective August 1, 2006) that would fine underage purchasers of “M” or “AO” rated products. While such legislation has been successfully enjoined by industry and retail groups, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for our “M” rated titles.

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

A significant portion of our selling and general and administrative expense is comprised of personnel and facilities. In the event of a significant decline in revenues, we may not be able to exit facilities, reduce personnel, or make other changes to our cost structure without disruption to our operations or without significant termination and exit costs. Management may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in revenues and profit. We are seeking to reduce our costs, and we recently closed three of our underperforming development studios.

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

Sales in international markets, primarily in the United Kingdom and other territories in Europe, have accounted for a significant portion of our net revenues. Sales in international markets accounted for approximately 28.0% and 33.0%, respectively, of our net revenues for the six months ended April 30, 2006 and 2005. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our results of operations could be adversely affected by unfavorable foreign currency fluctuations.

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

Back to Index

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

(Dollars in thousands, except per share amounts)

Item 6. Exhibits

Exhibits:

10.1	Xbox 360 Publisher License Agreement dated November 17, 2006, between Microsoft Licensing, GP and the Company.*

10.2	Loan Agreement with Lloyds TSB Bank plc and Take Two Interactive Software Europe Limited.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Registrant)

Date: June 8, 2006	By:	/s/ Paul Eibeler

Paul Eibeler Chief Executive Officer and President (Principal Executive Officer)

Date: June 8, 2006	By:	/s/ Karl H. Winters

Karl H. Winters Chief Financial Officer (Principal Financial Officer)