Form 10-K
period 2006-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2007-02-28
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2006
OR

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to                .

0-29230

(Commission File No.)

TAKE-TWO INTERACTIVE SOFTWARE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	51-0350842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
622 Broadway, New York, New York	10012
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (646) 536-2842

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,236,383,000.

As of February 16, 2007, there were 72,838,149 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference:
Proxy Statement Relating to Annual Meeting of Stockholders to be held in Fiscal 2007
(Incorporated into Part III)

This Annual Report on Form 10-K contains forward-looking statements that are based on the beliefs of management and assumptions made by and information currently available to them. The words “expect,” “anticipate,” “believe,” “may,” “estimate,” “intend” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions including those described in “Risk Factors,” which could cause our actual results to be materially different from results expressed or implied by such forward-looking statements.

EXPLANATORY NOTE

In this Form 10-K, Take-Two Interactive Software, Inc. (“the Company”, “we”, “us” or similar pronouns) is restating its consolidated balance sheet as of October 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years ended October 31, 2005 and October 31, 2004, as well as consolidated financial information for each of the quarters in fiscal year 2005.

This Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 as of and for the fiscal years ended October 31, 2005, 2004, 2003, and 2002, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended October 31, 2005 and October 31, 2004.

Previously filed annual reports on Form 10-K, Form 10-K/A and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on.

As the Company previously reported, on June 23, 2006, the Company’s Board of Directors (the “Board”), based on the recommendation of the Company’s management, initiated an investigation of all of the Company’s stock option grants during the period from its April 15, 1997 initial public offering (“IPO”) through June 2006 and assigned the investigation to a Special Committee of its Board consisting of three independent members of the Board (the “Special Committee”). On July 7, 2006, the Special Committee retained independent legal counsel, and such counsel retained independent accounting advisors (collectively the “Investigative Team”). The investigation included a broad and extensive document review (including the Company’s 1997 and 2002 Stock Option Plans, all Compensation Committee minutes, Board minutes, employment agreements, stock option agreements, offer letters, emails, accounting records such as earnings per share schedules, master option tracking schedules and other correspondence and materials contained in personnel files) and interviews of certain present and former Company officers, Directors and employees who were involved in or appeared to have knowledge of the issuance of the grants. During the period from April 15, 1997 through June 2006 the Company issued approximately 1,100 stock option grants at irregular intervals and for a variety of reasons including employee hiring, retention and promotion awards, broad-based awards, executive incentive awards and awards made in connection with business acquisitions. The Investigative Team found that the Company, in granting options, failed in many cases to comply with the terms of its Stock Option Plans, did not maintain adequate control and compliance procedures for option grants, and did not generate or maintain adequate or appropriate documentation of such grants.

In particular, the Investigative Team concluded that between April 1997 and August 2003, the former Chairman/CEO of the Company, who resigned from his last (non-executive) position with the Company in October 2006, controlled and dominated the stock option granting process. More specifically, during that period, numerous option grants appear to have been backdated through a variety of methods. It was determined that the former Chairman/CEO of the Company was primarily responsible for the selection of exercise prices and grant dates and the resulting backdating issues and was assisted by certain past employees and past members of management. The Investigative Team concluded, among other things, that the conduct of these individuals raised concerns about the reliability of their representations to the Company’s independent auditors and as a result the Company has concluded that such concerns are applicable to representations made by these individuals to the Company.

Furthermore, available contemporaneous documentation that was used by the Company to support its stock option grants was found by the Investigative Team to be unreliable, deficient or nonexistent in many cases. This documentation primarily took the form of stock option agreements, interoffice stock grant requests and beginning in May 2002, undated stock option grant letters, most of which were authorized and signed by the former Chairman/CEO. The Investigative Team found no evidence that the Company’s current senior executive management engaged in any misconduct with respect to the Company’s option granting practices. They also determined that while the members of the Compensation Committee abdicated their responsibility,  with respect to the granting of stock options, they did not engage in any willful misconduct or other dishonest acts.

It was determined that due to the backdating practices and the lack of contemporaneous or reliable documentation, all stock option grants should be reviewed, analyzed and re-measured based on the most reliable existing documentation.

The Investigative Team employed forensic analysis of all available written and electronic documents, the result of which established a set of documents to analyze stock option granting activity. Consistent with the accounting literature and recent guidance from the Securities and Exchange Commission (“SEC”) staff, the grants during the relevant period were organized into categories based on the grant type. After reviewing all available relevant documentation, a general hierarchy of documentation was considered when establishing an appropriate measurement date for accounting purposes. Although the hierarchy was considered, each grant was evaluated individually based on the particular facts and circumstances in each case. The documentation considered was:

•       Minutes of Board of Directors or Compensation Committee meetings (“Minutes”);

•       Date of hire (if the grant was a new hire grant, evidenced by an employment agreement or offer letter);

•       Correspondence or other documentation supporting the option grant (e.g. emails, internal memos, Forms 4, and other materials contained in personnel files);

•       Earliest date  as evidenced by (a) updating of the Company’s master stock option tracking spreadsheets (the Company’s tracking system which accumulated all stock option grants and all relevant terms, which was updated with new grants continuously, for which forensic analysis provided a date on which the option grant was first included in the Company’s master option spreadsheet) (b) stock option exercise dates or (c) inclusion in quarterly diluted earnings per share calculation records (the “EPS Records”).

The Company identified certain stock option grants as having approvals of the allocation of shares to specific individuals and an exercise price evidenced by dated Minutes, which differed from the measurement date that was indicated within the Company’s master stock option tracking spreadsheets. Often, awards had an approval date in the Minutes that was subsequent to the grant and measurement date reported by the Company within the Company’s stock option award documentation. Other grants were found to have been assigned measurement dates subsequent to documented approval in the minutes which would have indicated a potential re-pricing of the options, specifically when there was a significant time lag between the approval in the minutes and the measurement date and the price on the measurement date was significantly lower. Accordingly, certain of these grants were determined to have been awarded on the date approved by the Compensation Committee and re-priced on a subsequent date, particularly for grants that the Investigative Team believed the recipients would have been knowledgeable of the Compensation Committee’s approval and the key terms and conditions of the grant. Furthermore, in certain instances the Minutes acknowledged prior approvals of stock-based compensation awards although no documentation of such approval exists in the Company’s records. In each of the cases described above, the Company determined that the originally assigned measurement dates could not be reliably supported and such grants should be based on dates documented in the Minutes. As a result, the Company re-measured and accounted for these awards as fixed (variable with respect to the options considered to be re-priced) on the date indicated in the Minutes.

The Company issued stock options in connection with employment agreements, offer letters, or other documentation indicative of an employee’s start of employment, but such awards often had measurement dates prior to the actual commencement of employment. The Company determined the appropriate measurement date for these grants to be the date on which the employee commenced employment.

The Company also identified certain stock option grants where the sole evidence was the aforementioned stock option agreements, interoffice request forms or stock option grant letters and employment agreement amendments (collectively, “Non-contemporaneous Dated Documents”). Stock option agreements included terms of the option grant and typically used “as of” dating to document such terms, and the Investigative Team concluded that it was unlikely that such agreements were signed by the Company and the employee on a contemporaneous basis. The interoffice request forms were undated standard forms that reflected the term of the option grants including, in some cases, grant dates. Stock option grant letters were also undated correspondence that reflected all of the terms of the options. The stock option grant letter became the primary means of documenting all of the terms of the option grants beginning in May 2002. At that time, the Company memorialized all prior option grants by preparing stock option grant letters and these grant letters were not contemporaneously prepared. All of the Non-contemporaneous Dated Documents were either authorized or signed by the former Chairman/CEO until March 2004 when he stepped-down as Chairman. As noted above, the Investigative Team found the former Chairman/CEO to have engaged in a pattern and practice of backdating option grants and determined that his representations could not be relied upon. Accordingly, any form of stock grant documentation that was authorized and/or signed by him and for which there was no other evidence that corroborated that measurement date, was deemed to be unreliable for measurement purposes.

Employment agreement amendments typically acknowledged a previous grant of options or a new grant and there was either limited or no documentation supporting the previous grant. Frequently, the indicated date of the grant was considered a “fortuitous” date (i.e. a date on which the Company’s stock price was at a low point during the period). The Investigative Team found evidence that the indicated grant date within such agreements was often unreliable for measurement purposes, and in some cases the amendment itself was backdated.

With respect to the Non-contemporaneous Dated Documents or otherwise unsupported grants, the Investigative Team reviewed and analyzed all available correspondence, including the master stock option tracking spreadsheets to determine the date on which the option was first entered into the spreadsheet, and the first period the grant was included in the EPS Records. The Company used available metadata and other computer generated records to determine the date on which the award was first entered into these spreadsheets. If the first date that the option was entered into the spreadsheet was identified, that date was used as the measurement date after considering any other available documentation. In cases where the date of first entry in the master option tracking spreadsheet was subsequent to the quarter in which the grant was first included in the EPS Records, these EPS Records were used for the determination of the measurement date.  EPS Records were only considered when there was no earlier correspondence or other evidence to document a more reliable measurement date.

The Company believes that this evidence, as supported by the Investigative Team’s conclusions, is consistent with the provisions of APB 25 whereby the measurement date is the first date on which the number of shares that each individual is allocated and the related option price is determined with employee notification soon afterwards (i.e. a “mutual understanding” between the employee and the Company of the key terms and conditions of an award)  (See paragraph below regarding actual date selected). While the number of shares and their corresponding exercise prices were identified in all of the

Non-contemporaneous Dated Documents or employment agreement amendments referred to above, the Investigative Team determined that in many instances these documents were not contemporaneously prepared and, as noted above, could not be relied upon for the measurement date. Additionally, the Investigative Team noted that the granting process and related approvals, whether formally approved by the Compensation Committee or authorized by the former Chairman/CEO, occurred prior to including the grant and its terms in master stock option tracking spreadsheets and the EPS Records. Once grants and their relevant terms were included in these spreadsheets or the EPS Records, changes to key terms (exercise price, number of shares, vesting period and identified employee) did not occur.

Where evidence of a stock option grant was limited to the EPS Records, this evidence does not result in a specific date as required under APB 25, but rather the period in which the measurement date occurred. Accordingly, the Company considered the qualitative and quantitative attributes of several alternatives, including using the date of the Company’s high and median closing stock price in each quarter. In the absence of evidence to support a more appropriate measurement date, the Company has selected the first instance of the highest quoted stock price in the quarter that the stock option grant was first included in the EPS Records as its measurement date for such stock option grants. The Company believes that this ensures that a sufficient amount of compensation expense results and that this date is equally probable to any other date in the quarter. Furthermore, neither existing documentation nor the results of the investigation indicate that there is a more appropriate date. This methodology resulted in the Company recognizing approximately $25 million of cumulative pre-tax stock-based compensation expense for the period April 15, 1997, the date of the Company’s IPO, through October 31, 2005.

If the Company had instead used the median closing price of its common stock in the corresponding quarters, rather than the highest price, the Company estimates that it would have reduced its cumulative pre-tax stock-based compensation charge by approximately $13 million. Restated cumulative net income (i.e. net income from the date of the Company’s IPO through October 31, 2005) would have been approximately 3% higher if the Company had used the median closing price of its common stock, rather than the highest price. The Company has deemed the difference between recording compensation expense based on the Company’s high and median closing stock prices to be quantitatively immaterial in the aggregate and to each individual fiscal year since the Company’s IPO, except for the Company’s fiscal years ended 2001 and 2000, when such difference would have impacted the Company’s previously reported net income by approximately $1.1 million and $0.7 million, respectively. However, the Company believes that these differences, in isolation, are not qualitatively material and would not impact an investor’s prospective opinion or valuation of the Company.

The Company also reviewed 84 restricted stock awards that were issued between May 2002 and June 2006 and identified 10 instances in which such awards had measurement dates that did not correspond with Minutes, employment agreements, offer letters, or other documentation indicative of an employee’s start date of employment. As a result, the Company recognized additional cumulative stock-based compensation expense of $0.6 million, net of tax, through October 31, 2005 related to these awards. The re-measurement of restricted stock awards resulted in $1.0 million of additional stock-based compensation expense, net of tax, in fiscal 2006, through the second quarter ended April 30, 2006, and did not have a material impact on the Company’s previously reported 2006 quarterly financial statements.

Based on the relevant facts and circumstances, the Company applied the controlling accounting standards in each year to determine, for every grant within each category, the proper measurement date. If the measurement date was not the original date that was reported in the records of the Company, accounting adjustments were made to record compensation expense based on the difference between the closing price on the revised measurement and the exercise price. The restatement as a result of the Special Committee investigation resulted in stock-based compensation expense and tax effects totaling approximately $54.6 million ($42.1 million, net of tax) from the IPO through October 31, 2005. The Investigative Team used a significant amount of judgment in examining each separate option grant and also in determining the new measurement date applied to each grant in the Company’s calculation of compensation expense.

The impact of the restatement adjustments on the Company’s 2006 statements of operations was recorded in the third quarter of fiscal year 2006 due to its immateriality, and therefore the Company’s previously reported 2006 first and second quarter results of operations have not been restated.

The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock-based compensation awards is shown below (dollars in thousands).

	Year Ended October 31,
Category of adjustment:	2005(a)	2004(a)	2003(b)	2002(b)	1997 through 2001(b),(c)
Selling and marketing	$328	$1,651	$3,721	$6,968	$2,712
General and administrative	691	2,698	6,005	8,939	17,468
Research and development	564	514	532	892	863
Interest income, net	13	3	1	—	—
Total pre-tax stock based compensation and related expense adjustments	1,596	4,866	10,259	16,799	21,043
Income tax impact of restatement adjustments above	331	(1,607)	(813)	(4,903)	(5,476)
Total adjustments to net income (loss)	$1,927	$3,259	$9,446	$11,896	$15,567

(a)           See Note 2 of the Company’s Consolidated Financial Statements included in this Form 10-K for additional information regarding the restatement of its Consolidated Financial Statements for this period.

(b)          The impact on the 2003 and 2002 periods has been reflected in Item 6. Selected Financial Data in this Form 10-K.

(c)           The cumulative effect of the stock-based compensation adjustments through October 31, 2001 is reflected as an adjustment to beginning retained earnings/stockholders equity in the fiscal 2002 period information presented in Item 6, Selected Financial Data.

The following is a summary of the pre-tax and after-tax expense, by year (all amounts have been derived from the Company’s unaudited historical statements of operations):

	Pre-tax adjustments to
(in thousands)	Selling and marketing	General and administrative	Research and development	Income tax benefit	Net of tax adjustment
Year ended October 31, 1997	$—	$76	$—	$(31)	$45
Year ended October 31, 1998	68	334	6	(142)	266
Year ended October 31, 1999	267	2,648	171	(1,241)	1,845
Year ended October 31, 2000	1,080	3,504	159	(690)	4,053
Year ended October 31, 2001	1,297	10,906	527	(3,372)	9,358
	$2,712	$17,468	$863	$(5,476)	$15,567

Additionally, the Company has restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 14 of the Notes to the Consolidated Financial Statements of this Form 10-K to reflect the impact of these adjustments for the years ended October 31, 2005 and October 31, 2004.

The Company is in the process of determining the extent of the adverse tax consequences that may be incurred by the holders of re-measured stock options. The adverse tax consequences are that re-measured stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under Internal Revenue Code (“IRC”) Section 409A (and, as applicable, similar penalty taxes). One action being considered by the Company is to offer to amend the 409A Affected Options to increase the exercise price to the market price on the accounting measurement date or, if lower, the market price at the time of the option amendment. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-executive officers cannot be offered until after this Form 10-K is filed and do not need to be completed until December 31, 2007. Another possible action is to approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (but there is no assurance that the options will be exercised). The Company has not determined what actions it will take, if any, with respect to 409A Affected Options. Any charges that arise from actions taken by the Company will be recorded in the period in which the determinations are made.

The Company also believes that United States tax deductions taken for stock option exercises in prior years, which pertained to certain executives, may not be deductible under limitations imposed by IRC Section 162(m). Section 162(m) limits the deductibility of compensation above $1 million to certain executive officers of public companies when such compensation is not incentive-based. The Special Committee found that many of the stock options granted to executives had intrinsic value on the basis of the new measurement dates determined for US GAAP financial statement purposes and therefore, under Section 162(m), may not be incentive-based and may not be tax deductible by the Company. As a result the Company has reduced its available tax net operating loss carry-forwards arising from certain exercised stock options and restricted stock. Separately, the Company also identified certain restricted stock grants and bonuses paid in prior periods that may be ineligible for deduction under section 162(m). The Company restated its tax provisions in the periods in which the benefits were recorded. The Company is in discussions with the IRS to settle these uncertainties regarding additional liabilities; however, there is no assurance that they will be settled on terms favorable to the Company.

As a result of its review, the Company also determined that it failed to properly withhold an immaterial amount of employment taxes associated with certain stock option exercises. The Company has recorded such amounts in its consolidated statements of operations in the period in which the Company was originally obligated to make the withholding.

PART I

Item 1.                        Business

Company Overview

We are a global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment, which consists of Rockstar Games, 2K Games, 2K Sports and Global Star Software, develops, markets and publishes software titles for the following leading gaming and entertainment hardware platforms: Sony’s PlayStation®2 and PLAYSTATION®3 computer entertainment systems; Sony’s PSP® (PlayStation®Portable) system; Microsoft’s Xbox® and Xbox 360™ video game and entertainment systems; Nintendo’s Wii™, GameCube™, DS™ and Game Boy® Advance; and for PCs. Our distribution segment, which includes our Jack of All Games subsidiary, distributes our products as well as third-party software, hardware and accessories to retail outlets in North America. We have pursued a growth strategy by capitalizing on the widespread market acceptance of interactive entertainment, as well as the growing popularity of innovative action, sports and strategy games that appeal to the expanding demographic of video game players.

We were incorporated under the laws of the State of Delaware in 1993 and are headquartered in New York, New York with approximately 2,020 employees globally. Our telephone number is (646) 536-2842 and our Internet address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission (“SEC”) available, free of charge, on our website under the caption “Corporate—Corporate Overview—SEC Filings.”  Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The information on our website is not part of this report.

Our Publishing and Software Development Businesses

Rockstar Games.   Rockstar Games (“Rockstar”), the publisher of our blockbuster Grand Theft Auto® franchise, is focused on creating premium content and groundbreaking entertainment. We believe that Rockstar has established a uniquely original popular culture phenomenon with its Grand Theft Auto series and we have taken advantage of its success by developing new proprietary brands as well as sequels to our existing titles. Rockstar is also well known for developing titles in multiple genres, such as Midnight Club, Max Payne, Rockstar Games Presents Table Tennis, The Warriors, Red Dead Revolver and Bully.

In May 2006, Rockstar announced that it would launch Grand Theft Auto IV on the Xbox 360 and PlayStation 3 platforms in October 2007. In addition, Rockstar and Microsoft announced an agreement whereby Rockstar will publish episodic content for Grand Theft Auto IV exclusively on Xbox Live®, Microsoft’s online entertainment and gaming network. The digitally delivered episodic content will be available for purchase by Xbox Live subscribers, allowing them to expand their Grand Theft Auto IV gameplay experience. We believe that online delivery of episodic content will continue to become more prevalent as broadband connectivity gains popularity and digital delivery platforms such as Xbox Live, PlayStation Network and Valve’s Steam gain additional customers.

In 2006, Rockstar released Grand Theft Auto: Liberty City Stories for Sony’s PlayStation 2, Grand Theft Auto: Vice City Stories for the PSP, Bully for the PlayStation 2 and Rockstar Games Presents Table Tennis for the Xbox 360. In 2007, Rockstar is anticipating the releases of Grand Theft Auto: Vice City Stories for the PlayStation 2, Grand Theft Auto IV for the Xbox 360 and PlayStation 3, Manhunt 2 for the Wii, PlayStation 2 and PSP and The Warriors, based on the Paramount feature film, for the PSP.

2K Games and 2K Sports.   In 2005, we diversified our business through a series of strategic studio acquisitions that are now organized into our 2K Games and 2K Sports publishing labels. Since their formation, our 2K labels have been actively securing major sports league licenses and rights to popular entertainment properties. We have acquired the rights to the multi-million unit selling Civilization franchise as well as various sports licenses, including long-term, third-party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media.

In fiscal 2006, our 2K Sports publishing label continued to leverage its licensing agreements with major sports leagues to develop Major League Baseball 2K6, NBA 2K7, College Hoops 2K6 and NHL 2K7, while our 2K Games business remained focused on publishing major action and strategy PC titles. We also added to our 2K Games product line with the acquisition of Firaxis Games, developer of the Civilization franchise and Sid Meier’s Pirates!. In total, 2K Games and 2K Sports released 23 titles across multiple platforms in fiscal 2006, including The Elder Scrolls® IV: Oblivion, Prey, Major League Baseball 2K6, NBA 2K6, The Da Vinci Code  and Family Guy.

Our 2K Games and 2K Sports businesses are anticipating the release of more than 14 titles across multiple platforms in 2007, including Bioshock for Xbox 360 and PC; Major League Baseball 2K7 and The BIGS, an arcade style Major League Baseball title, both on multiple platforms; All-Pro Football 2K8 on next-generation consoles; The Darkness, based on the popular comic book franchise, for next-generation consoles; Jade Empire: Special Edition on PC; Ghost Rider based on the popular Marvel comic book franchise and Columbia Pictures film on current generation consoles; Fantastic Four: Rise of the Silver Surfer on multiple platforms, in conjunction with the release of the feature film; as well as sequels to other 2K Sports’ licensed sports titles across multiple platforms.

Global Star Software.   Our Global Star Software label focuses on developing and publishing aggressively priced, licensed titles across various genres, including racing, family, action and children’s games. In fiscal 2006, Global Star released 7 titles, including Family Feud and Dora the Explorer: Dora’s World Adventure.

In fiscal 2007, Global Star released Deal or No Deal on PC, based on the hit TV series. Global Star plans to continue its focus on the growing market for video games incorporating popular licensed and children’s entertainment properties.

Our Distribution Business

Through our distribution segment, which primarily operates in North America and includes our Jack of All Games subsidiary, we supply retailers with our internally developed products as well as third-party software, hardware and accessories. We distribute third-party console, handheld and PC products, consisting principally of newly released and popular software titles, budget and catalog software titles, hardware and accessories.

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

Fiscal 2006 Product Launches

We publish products in the action, racing, strategy, sports and simulation genres. During fiscal 2006, we published 15 new internally developed titles and 18 new titles developed by third parties. Of these titles, 3 internally developed titles each sold more than one million units across all platforms, and 3 internally developed and 2 externally developed titles each sold more than 500,000 units across all platforms.

In fiscal 2006, Grand Theft Auto products accounted for approximately 22.4% of our net revenue, with Grand Theft Auto: Liberty City Stories for the PSP and PlayStation 2 accounting for 7.5% and 4.5%, respectively, of our revenue; Grand Theft Auto: Vice City Stories for the PSP accounting for 4.2% of our revenue; and Grand Theft Auto: San Andreas for the PlayStation 2 accounting for 3.5% of our revenue, respectively. No other product accounted for more than 10% of our revenue for the year. For the years ended October 31, 2005 and 2004 our Grand Theft Auto titles accounted for 38.2% and 34.3% of our total revenue, respectively.

Our frontline products generally sell at retail prices ranging from $19.99 to $59.99 in North America. Products that are designated Sony’s Greatest Hits (for both the PlayStation 2 and the PSP) and Microsoft’s Platinum Hits (for Xbox) generally sell for $19.99. We release sports titles at retail prices ranging from $19.99 to $59.99, and we position our value-priced product offerings at a retail price starting at $9.99.

We include online capability features in certain of our PC, PlayStation 2, Xbox and Xbox 360 titles, which permit users to play against one another on the Internet, as well as in some cases to download additional content including product features and software updates. Some of our titles also include static and in-game dynamic advertising.

The following are certain of our products released in fiscal 2006:

Title	Platform	Release Date
Grand Theft Auto: Vice City Stories	PSP	October 2006
Sid Meier’s Civilization Chronicles	PC	October 2006
Stronghold Legends	PC	October 2006
Family Feud	PS2; GBA; PC	October 2006
Sid Meier’s Railroads!	PC	October 2006
Bully	PS2	October 2006
Family Guy®	PS2; Xbox; PSP	October 2006
Dora the Explorer: Dora’s World Adventure	GBA	October 2006
NBA 2K7	Xbox 360; PS2; Xbox	September 2006
NHL 2K7	Xbox 360; PS2; Xbox	September 2006
Dungeon Siege II: Broken World	PC	August 2006
Sid Meier’s Civilization IV: Warlords	PC	July 2006
Civ City: Rome	PC	July 2006
Prey	Xbox 360; PC	July 2006
Grand Theft Auto: Liberty City Stories	PS2	June 2006
Rockstar Games Presents Table Tennis	Xbox 360	May 2006
The Da Vinci Code	PS2; Xbox; PC	May 2006
World Poker Tour® Video Game	PSP	April 2006
Major League Baseball 2K6	Xbox 360; PS2; Xbox; PSP; GC	April 2006, June 2006
Top Spin 2TM	Xbox 360; NDS; GBA	March 2006
The Elder Scrolls IV: Oblivion	Xbox 360; PC	March 2006
Midnight Club 3: DUB Edition Remix	PS2; Xbox	March 2006
24: The Game	PS2	February 2006
Sudoku Fever	GBA	February 2006
Torino 2006	PS2; Xbox; PC	January 2006
College Hoops 2K6	PS2; Xbox; Xbox 360	November 2005, March 2006
Amped 3	Xbox 360	November 2005
NHL 2K6	Xbox 360	November 2005
NBA 2K6	Xbox 360	November 2005

Industry Overview

Expanding gamer demographics have driven demand for interactive entertainment software in recent years, with video games becoming a mainstream entertainment choice for a maturing sophisticated audience. According to the Entertainment Software Association, more than 228 million computer and video games were sold in the United States in 2005, representing almost two games for every household in America. At least half of all Americans claim to play PC and video games, with an estimated 69% of parents and caregivers playing games. The average game player is 33 years old and has been playing for nearly 10 years. The International Development Group reports sales of PC, console and handheld games (excluding wireless applications) to be $7.9 billion in 2006 in North America and estimates such sales to reach $8.5 billion in 2007.

The video game industry is cyclical and the introduction of next-generation hardware platforms has historically had a significant effect on the demand for gaming software. Demand for current generation gaming software often diminishes as consumers await the release of next-generation hardware platforms. Additionally, the introduction of new hardware platforms has, in many cases, been characterized by delays in launch dates or reductions in launch quantities or both. Each of these circumstances had a significant financial impact on us.

Sony introduced its new PSP handheld gaming system in 2005, which was followed by the release of Microsoft’s next-generation platform, the Xbox 360, in the first quarter of our fiscal 2006. Sony introduced its next-generation console, the PlayStation 3, in North America in November 2006 and is expected to do so in Europe in 2007. Nintendo also launched its next-generation console, the Wii, in North America in November 2006, and Europe in December 2006. These next-generation consoles are more complex than their predecessors, and in some cases contain multi-processor technology, new and unique game controllers, online gameplay functionality and high definition video capabilities, which in turn require video game developers to create games that are progressively more elaborate and costly to develop.

During the transition to next-generation hardware platforms, the gaming software industry continues to devote significant resources to create games for current generation systems. However, as next-generation platforms gain acceptance, the software industry has historically been compelled to lower prices on titles developed for older platforms to compensate for the shift in demand to the newer gaming systems. This decrease in demand may result in lower than expected sales on products designed for older platforms.

Transition periods also mark a shift in the software development process for next-generation gaming systems. During technology console transition periods, software publishers and developers often devote significant resources to producing next-generation software products for new gaming consoles, which have a limited installed hardware base. As a result, next-generation software products often start out selling at relatively low unit volumes and the time required for software publishers to recognize a return on their investment is increased. See Item 1A. - “Risk Factors” for further discussion of the transition to next-generation hardware platforms and the impact on our business.

The Entertainment Software Rating Board (“ESRB”), through its ratings system, requires game publishers to provide consumers with information relating to video game content, including graphic violence, profanity or sexually explicit material contained in software titles. Consumer advocacy groups have opposed sales of interactive entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns, and various governmental bodies have proposed regulation aimed at our industry to prohibit the sale to minors of software containing such material. Additionally, retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material that they deem inappropriate for their businesses. Some of our titles have received an “M” rating (age 17 and over). If retailers decline to sell our “M” rated products or if our products are rated “AO” (age 18 and over), we might be required to significantly change or discontinue particular titles, which in the case of our best selling Grand Theft Auto titles could seriously hurt our business. See Item 1A—“Risk Factors.”

We anticipate an expanding market for interactive entertainment software as more powerful computing capabilities, increasingly realistic graphics, backwards compatibility of software, broadband connectivity, greater online functionality, online marketplace opportunities and expanded artificial intelligence capabilities of new platforms create new consumer awareness and demand for this compelling entertainment medium.

Software Content and Licensing

We have established a portfolio of successful proprietary software content. We own all of the intellectual property rights associated with the following brands: Grand Theft Auto, Midnight Club, Bully, Rockstar Games Presents Table Tennis,  Sid Meier’s Civilization, Sid Meier’s Railroads!, Sid Meier’s Pirates, Manhunt, Red Dead Revolver, Max Payne, Smuggler’s Run, Spec Ops, Bioshock, Top Spin, Amped, Links, Railroad Tycoon and Xcom. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential.

In 2006 we renewed our licensing relationship with the National Hockey League (NHL) and the National Hockey League Players’ Association (NHLPA). We also entered into an agreement to publish and distribute a video game based on the Columbia Pictures film Ghost Rider on multiple platforms. In 2005 we acquired rights to other popular entertainment properties and sports licenses, including long-term, third-party exclusive licensing relationships with Major League Baseball Properties (MLBP), the Major League Baseball Players Association (MLBPA) and Major League Baseball Advanced Media (MLBAM) and a non-exclusive long-term licensing relationship with the National Basketball Association (NBA). Our agreements with licensors grant us intellectual property rights and require us to make significant license payments.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Contingent Liabilities and Commitments.”

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

Interactive entertainment software is susceptible to piracy and unauthorized copying. Unauthorized third parties may be able to copy or to reverse engineer our titles to obtain and use programming or production techniques that we regard as proprietary. Well organized piracy operations have proliferated in recent years, resulting in the ability to download pirated copies of software over the Internet. Although we attempt to incorporate protective measures into our software, piracy of our products could negatively impact our future profitability. See Item 1A. - “Risk Factors.”

As the amount of interactive entertainment software in the market increases and the functionality of this software further overlaps, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes the copyrights or patents of others. From time to time, we receive notices from third parties or are named in lawsuits by third parties alleging infringement of their proprietary rights. Although we believe that our titles and the titles and technologies of third-party developers and publishers with whom we have contractual relationships do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others may occur. Any claims of infringement, with or without merit, could be time consuming, costly and difficult to defend. See Item 1A. - “Risk Factors,”

Software Development

Rockstar.   We develop most of our software titles for our Rockstar label through our internal development studios: Rockstar North, the developer of Grand Theft Auto and Manhunt; Rockstar San Diego, the developer of Midnight Club, Rockstar Games Presents Table Tennis, Smuggler’s Run and Red Dead Revolver; Rockstar Toronto, the developer of The Warriors for PlayStation 2 and Xbox, as well as the PlayStation 2 version of Max Payne; Rockstar Vancouver, the developer of Bully; and Rockstar Leeds, the developer of the PSP versions of Grand Theft Auto: Liberty City Stories, Grand Theft Auto: Vice City Stories; Midnight Club 3: DUB Edition, and The Warriors. Rockstar also announced an arrangement with Team Bondi Pty Ltd to develop L.A. Noire, a crime thriller for next-generation systems.

2K Games.   While many of our 2K Games titles are developed by third-party developers, we also develop software titles for our 2K Games label through our internal development studios:  Irrational Studios, acquired in fiscal 2005, the developer of the third-party titles System Shock 2, SWAT 4, Freedom Force and the upcoming proprietary title BioShock; and Firaxis, the developer of Sid Meier’s Railroads!, Sid Meier’s Pirates!, and Sid Meier’s Civilization.

2K Sports.   In fiscal 2006, 2K Sports continued to expand its internal development studios. Visual Concepts Entertainment and Kush Games, which we acquired in fiscal 2005, continue to develop the majority of our sports titles, including the Major League Baseball 2K series, NBA 2K series, NHL 2K series and College Hoops 2K series. PAM Developments, which was also acquired in fiscal 2005, develops our Top Spin tennis series.

Global Star Software.   While the majority of our Global Star titles are developed by third-party developers, we also develop software titles for our Global Star label through our internal development studio Cat Daddy Games, the developer of Mall Tycoon 3 and Deal or No Deal.

Research and Development.   As of October 31, 2006, we had a research and development staff of 1,214 employees with the technical capabilities to develop and localize software titles for all major current and next-generation console and handheld hardware platforms and the PC in all major territories. Localization involves translating game text into foreign languages and making other changes appropriate to territory.

External Product Development.   Certain of our titles are developed by third parties. Agreements with developers generally give us exclusive publishing and marketing rights and require us to make advance royalty payments, pay royalties based on product sales and satisfy other conditions. Royalty advances for software titles are typically recoupable against royalties otherwise due to developers.

Our agreements with developers generally provide us with the right to monitor development efforts and to cease making advance payments if specified development milestones are not satisfied. We monitor the level of advances in light of expected sales for the related titles and write off unrecoverable advances to cost of sales in the period in which we determine the advance will not be fully recovered. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Contingent Liabilities and Commitments.”

The development cycle for new console, handheld and PC titles generally ranges from 12 to more than 36 months. Although we often simultaneously develop our software for multiple platforms, in certain cases it can take nine to 12 months to adapt a product for additional hardware platforms after initial development for one platform is completed. The cost to develop a frontline software product generally ranges from $5 million to $20 million. We expect that development costs will continue to increase for next-generation platforms.

Arrangements with Platform Manufacturers

We have entered into license agreements with Sony, Microsoft and Nintendo to develop and publish software in North America and Europe for the PlayStation, PlayStation 2, PSP, Xbox, Xbox 360, Nintendo

GameCube and Game Boy Advance. We are not required to obtain any licenses to develop titles for the PC.

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

We expect to enter into a platform license with Sony for the PlayStation 3.

Microsoft.   In November 2005, we entered into a three-year Publisher License Agreement with Microsoft whereby Microsoft granted us the right and license to develop, market, publish and distribute software titles for Microsoft’s Xbox 360 in territories to be determined on a title-by-title basis. The agreement requires us to submit products to Microsoft for approval and for us to make royalty payments to Microsoft based on the number of units manufactured. In addition, products are required to be manufactured by Microsoft approved manufacturers. The agreement, which expires on November 22, 2008, is automatically renewable for successive one-year terms, unless either party gives the other prior notice of non-renewal. The agreement may be terminated by either party in the event of a material breach. Microsoft also has the right to terminate on a title-by-title basis. Upon expiration or termination of the agreement, we have certain rights to sell off existing inventories. We also have a similar agreement in place with Microsoft for game development and distribution on its previous generation Xbox system.

In May 2006, we announced that we would launch Grand Theft Auto IV on the Xbox 360 and PlayStation 3 platforms in October 2007. In addition, our Rockstar subsidiary and Microsoft announced that Rockstar will offer exclusive episodic content for Grand Theft Auto IV on Xbox Live®, Microsoft’s online entertainment and gaming network. The digitally delivered episodic content will be available for purchase by Xbox Live subscribers, allowing them to expand their Grand Theft Auto IV gameplay experience.

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

We expect to enter into a platform license with Nintendo for Wii and DS.

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

Sales and Marketing

We sell software titles to retail outlets in North America and Europe through direct relationships with large retail customers and third-party distributors. Our customers in North America include Best Buy, Blockbuster, Circuit City, GameStop, Target, Toys “R” Us, Wal-Mart and other leading mass merchandisers; video, electronic and toy stores; national and regional drug stores; supermarket and discount store chains; and specialty retailers. Our European customers include Carrefour, Dixons, Karstadt, and Media Saturn. We have sales and marketing operations in Australia, Austria, Canada, China France, Germany, the Netherlands, Italy, New Zealand, Spain, Switzerland, Japan and the United Kingdom.

Sales to our five largest customers in fiscal 2006 accounted for approximately 49.4% of our revenue, with Wal-Mart, GameStop and Best Buy accounting for 15.4%, 12.6% and 10.2%, respectively, of our net revenue. No other customer accounted for more than 10.0% of our revenue for this year.

Our marketing and promotional efforts are intended to maximize exposure and broaden distribution of our titles, promote brand name recognition, assist retailers and properly position, package and merchandise our titles. We market titles by implementing public relations campaigns, using print and online advertising, television, radio spots and outdoor advertising. We believe that we label and market our products in accordance with ESRB principles and guidelines.

We continue to actively pursue relationships with participants in the music and entertainment industries. We believe that the shared demographics between various media and some of the software titles marketed by our publishing labels provide excellent cross-promotional opportunities. We continue to work with popular recording artists to create sophisticated game soundtracks, enter into agreements to license high-profile names and likenesses, and make arrangements for co-branding opportunities.

We have numerous titles that have been designated Sony’s Greatest Hits Program for PlayStation 2 and PSP, and Microsoft’s Platinum Hits Program titles for Xbox. To qualify for these programs under our agreements with hardware manufacturers, our products had to satisfy certain shelf life and sales requirements. In connection with these programs, we receive manufacturing discounts from Sony and Microsoft. Nintendo has also established a Player’s Choice Program for the Wii and GameCube.

We seek to stimulate continued sales and maximize profit potential by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price concessions may occur at any time in a product’s life cycle, but typically occur six to nine months after a product’s initial launch. In fiscal 2006, 2005 and 2004, price concessions to retailers amounted to $73.9 million, $30.4 million and $52.8 million, respectively, and are often related to products designated as a Greatest or Platinum Hits Program title offered by Sony and Microsoft. In certain international markets, we provide volume rebates to stimulate continued product sales.

We also employ various other marketing methods designed to promote consumer awareness, including in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, as well as attendance at trade shows. We employ separate sales forces for our publishing and distribution operations. As of October 31, 2006, we had a sales and marketing staff of 256.

Distribution

We distribute our own titles as well as third-party software, hardware and accessories in North America through our Jack of All Games subsidiary. We distribute three major categories of third-party console, handheld and PC products, consisting principally of newly released and popular software titles, budget and catalog software titles, and hardware.

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

Our Jack of All Games subsidiary maintains warehouse facilities and sales offices in Ohio and Ontario, Canada. Products arrive at our warehouses to be picked, packed and shipped to customers. We generally ship products by common carrier. Backlog is not material to our business as we generally ship products within seven days of receipt of orders.

Competition

In our publishing business, we compete both for licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. Each of these competitors has the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly with prime-time television spots. These companies may also increase their own software development efforts. On certain occasions, we have been able to negotiate marketing reimbursements from the console manufacturers, which has allowed us to increase marketing exposure for certain of our titles.

We also compete with domestic companies such as Electronic Arts, Activision, THQ, Midway Games and Atari and international companies such as SEGA, Vivendi, Ubisoft, SCi Entertainment, Capcom, Konami and Namco-Bandai. Competition in the entertainment software industry is based on product quality and features, brand name recognition, access to distribution channels, price and effectiveness of marketing. Our business is also driven by hit titles, which require increasing budgets for development and marketing. The availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel and other resources than we do, and are able to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable intellectual properties.

Retailers have limited shelf space and promotional resources, and competition is intense among an increasing number of newly introduced entertainment software titles and hardware for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures to maintain current sales levels of our titles. Competitors with more extensive product lines and popular titles may have greater bargaining power with retailers. Accordingly, we may not be able to achieve the levels of support and shelf space that such competitors receive. Similarly, as competition for popular properties increases, our cost of acquiring licenses for such properties is likely to increase, resulting in reduced margins. Prolonged price competition, increased licensing costs or reduced operating margins would cause our profits to decrease significantly.

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

As the installed base of console and handheld platforms has increased and as new console and handheld platforms have been introduced, a growing market for used video games has emerged. We and other software developers have produced a wide variety of software titles, and to the extent that original purchasers have made titles available in second-hand markets, consumers have increasingly opted to purchase used video games rather than pay full retail price for new games. Competition from this secondary market most impacts our older software titles and titles we have published for past hardware platforms.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net revenue. For fiscal 2006, 2005 and 2004, approximately 39.4%, 39.8% and 36.8%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. See Note 1 to the Consolidated Financial Statements.

Segment Information

See Note 15 to the Consolidated Financial Statements for more information regarding our reportable segments.

Employees

As of October 31, 2006, we had approximately 2,020 full-time employees. None of our employees are subject to a collective bargaining agreement. We consider our relations with employees to be satisfactory.

Executive Officers and Directors

The Company’s executive officers and directors as of January 1, 2007 are as follows:

Name	Age	Position
Paul Eibeler	51	Chief Executive Officer and President and Director
Karl H. Winters	47	Chief Financial Officer
Samuel A. Judd	49	Senior Vice President, Planning and Administration
Grover C. Brown, Esq.	71	Director
Todd Emmel	43	Director
Robert Flug	59	Director
Oliver R. Grace, Jr.	52	Director
John F. Levy	51	Director
Mark Lewis	57	Director
Michael J. Malone	62	Director
Steven Tisch	57	Director

Paul Eibeler has been Chief Executive Officer of the Company since January 2005 and President and a director of the Company since April 2004. Mr. Eibeler was also President of the Company from July 2000 to June 2003 and a director from December 2000 to February 2003. Prior to that time, Mr. Eibeler was a consultant for Microsoft’s Xbox launch team. From July 2003 to October 2003, Mr. Eibeler was President and Chief Operating Officer of Acclaim Entertainment’s North America Division, a company engaged in publishing video games and, from 1998 to 1999, Mr. Eibeler served as Acclaim North America’s Executive Vice-President and General Manager. Acclaim filed a petition under Chapter 7 of the federal Bankruptcy Code in September 2004. During the seven years prior to 1998, Mr. Eibeler held various executive positions with Impact, Inc., a leading supplier of licensed toys and school supplies. Mr. Eibeler received a B.A. from Loyola College.

Karl H. Winters has been Chief Financial Officer of the Company since February 2002. From April 2000 to June 2001, Mr. Winters was the Chief Financial Officer of ModelWire, Inc., a company engaged in marketing imaging database products. From 1993 to 1999, Mr. Winters served in various positions, most recently as Vice President of Trace International Holdings, Inc., a private holding company that held significant interests in United Auto Group, Inc., a consolidator of new car dealerships, and Foamex International Inc., a manufacturer of polyurethane products. During such period, Mr. Winters also held executive positions at United Auto and Foamex, most recently as United Auto’s Chief Financial Officer and Executive Vice President. From 1983 to 1993, Mr. Winters was a Senior Audit Manager for Coopers & Lybrand. Mr. Winters is a C.P.A. and received an M.B.A. from the University of Michigan and a B.A. in Business Economics with a concentration in Accounting from Calvin College.

Samuel A. Judd has been Senior Vice President of Planning and Administration of the Company since July 2004. Prior to joining the Company Mr. Judd served as Chief Financial Officer and Senior Vice President of Operations at the Simon & Schuster division of Viacom, Inc. Mr. Judd received his B.A. in Economics from Cornell University and an M.B.A. from the University of Pennsylvania’s Wharton School of Business.

Grover C. Brown, Esq. has been a director of the Company since March 2006 and Chairman of its Corporate Governance Committee since December 2006. Mr. Brown, a former judge, has been special counsel at the law firm of Gordon, Fournaris & Mammarella, P.A. since March 2000. Previously, Mr. Brown was a Partner at the law firm of Morris, James, Hitchens & Williams from 1985 to 2000. Mr. Brown served as Chancellor and Vice Chancellor of the Delaware Court of Chancery from 1973 until 1985 and was a Family Court Judge for the State of Delaware prior to that time. Mr. Brown is admitted to practice before the Federal District Courts in Delaware and the District of Columbia, and the United

States Court of Appeals for the Third Circuit. Mr. Brown is a director of Cablevision Systems Corporation, a publicly traded leading media, entertainment and telecommunications company. He received his law degree from The George Washington University and is a member of the American Bar and Delaware Bar Associations.

Todd Emmel has been a director of the Company since February 2002 and was interim Chairman of the Company’s Audit Committee from January 2006 until March 2006. Mr. Emmel served as Chairman of the Company’s Audit Committee from April 2004 to July 2004. Since August 2003, Mr. Emmel has served as Director, Structured Products for John Hancock Financial Services, a financial and insurance services company. From November 1999 until June 2002, Mr. Emmel was a First Vice President at Ambac Assurance Corporation, a financial insurance company. Mr. Emmel received an M.B.A. from Carnegie Mellon University and a B.S. in Accounting from Miami University.

Robert Flug has been a director of the Company since February 1998 and interim non-executive Chairman of the Company’s Board of Directors since January 2006. Since September 1987, Mr. Flug has held various executive positions with S.L. Danielle Survivor (formerly S.L. Danielle), a women’s apparel company, most recently as President and Chief Executive Officer. Mr. Flug received a B.S. in Business Administration from New York University.

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

John F. Levy has been a director of the Company and Chairman of its Audit Committee and Compensation Committee since March 2006 and December 2006, respectively. Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory Services, a consulting firm which advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. From November 1997 to August 2004, Mr. Levy served as chief financial officer of MediaBay, Inc., a NASDAQ company and leading provider of premium spoken word audio content. While at MediaBay, he also served for a period as its Vice Chairman. Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy is a director and Chairman of the Audit Committee of Gilman+Cioccia, Inc., a publicly traded company which provides tax preparation and financial planning services to individuals. Mr. Levy has a B.S. degree in Economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph’s University in Philadelphia.

Mark Lewis has been a director of the Company since May 2001. For the fifteen years prior to February 2001, Mr. Lewis held various positions with Electronic Arts, Inc., a company engaged in publishing video games, most recently as Senior Vice President of International Operations. Mr. Lewis has been a director of Muse Communications Corp., a broadband technology company, since November 1997. Mr. Lewis received a B.A. in English and graduated Cum Laude from Yale University.

Michael J. Malone has been a director of the Company since January 2006. From May 2001 through February 2005, Mr. Malone served as non-executive Chairman of Maxide Acquisition, Inc., a holding company for DMX Music, Inc. (formerly AEI Music Network, Inc.), a supplier of music services that he founded in 1971. In February  2005, Maxide Acquisition, Inc. filed for Chapter 11 protection with the U.S. Bankruptcy Court for the District of Delaware. From 2001 through 2004, Mr. Malone served as non-executive Chairman of DMX Music, and from 1971 through 2001, Mr. Malone served as Chief Executive Officer and non-executive Chairman of AEI Music Network, Inc. From 1995 through 2005, Mr. Malone served as Chairman of MTM Management, a national hotel management company. Since 1985, Mr. Malone has served as Chairman of Erin Air, Inc., a national jet charter company based in Seattle.

Since 1999, Mr. Malone has served on the Board of Directors and Audit Committee of Expeditors International of Washington, Inc., a publicly traded global logistics services company. Mr. Malone received a B.A. in Business Administration from the University of Washington.

Steven Tisch has been a director of the Company since April 2002. Since 1986, Mr. Tisch has been an independent motion picture producer. Mr. Tisch is the Oscar Award winning producer of Forrest Gump, the 1994 winner for Best Picture. Since May 2000, Mr. Tisch has been a partner of Escape Artists, a private independent film company, and a director of Classic Media, an owner of franchise entertainment properties. Since June 2002, Mr. Tisch has been a director of Film Roman, Inc., a publicly traded television and motion picture production company. From 1976 to 1986, Mr. Tisch was a principal of Tisch/Avnet Productions, a production company with credits such as Risky Business. Mr. Tisch is a member of the Board of Directors of the Tisch School of the Arts at New York University and The Geffen Theatre in Los Angeles. Mr. Tisch received a B.A. in Sociology from Tufts University.

Item 1A.                Risk Factors

Our business is subject to many risks and uncertainties, which may affect our future financial performance. Because of the risks and uncertainties described below, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance and our business and financial performance could be harmed and the market value of our securities could decline.

The matters relating to the investigation by the Special Committee of our Board of Directors and the restatement of our consolidated financial statements may result in additional SEC inquiries, litigation and governmental enforcement actions.

In June 2006, our Board of Directors directed a Special Committee consisting of three independent members of the Board of Directors to conduct an independent investigation relating to our past stock option grants. The Special Committee was assisted in the investigation by outside independent legal counsel and independent accountants. On December 11, 2006, we announced that the Special Committee preliminarily found that there were improprieties in the process of granting and documenting stock options and that incorrect measurement dates for certain stock option grants were used for financial accounting purposes. As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 2 “Restatement of Consolidated Financial Statements” in the Notes to the Consolidated Financial Statements in this Form 10-K, as a result of the internal review and independent investigation, management has concluded, and the Audit Committee agrees, that incorrect measurement dates were used for financial accounting purposes for stock-based compensation awards made in certain prior periods. As a result, we have recorded additional non-cash stock-based compensation expense, and related tax effects, with regard to certain past stock-based awards, and we have restated certain previously filed financial statements included in this Form 10-K.

The internal review, the independent investigation, and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

While we believe that we have made appropriate judgments in determining the correct measurement dates for our stock-based compensation awards, the SEC may disagree with the manner in which we have accounted for and reported the financial impact. Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

Our past stock option granting practices and the restatement of prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part I, Item 3, “Legal Proceedings”, several derivative complaints and a class action complaint have been filed in state and federal courts against our directors and certain of our executive officers pertaining to, among other things, allegations relating to stock option grants. In addition, we have responded to the previously disclosed subpoenas and informal requests for documents and additional information from these agencies. We intend to continue to fully cooperate with these investigations. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock compensation practices. The resolution of these matters will be time consuming, expensive, and will distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages, fines or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

In August 2006, we received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of our Form 10-Q for the quarter ended July 31, 2006 (the “Third Quarter Form 10-Q”), we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and were therefore subject to delisting from the NASDAQ Stock Market. On December 29, 2006, the NASDAQ Listing Qualifications Panel granted our request for continued listing, subject to our filing of the Third Quarter Form 10-Q, and any required restatements, with the SEC by March 19, 2007, holding our combined 2005 and 2006 annual meeting by March 27, 2006 and providing certain information regarding the Special Committee’s independent investigation to NASDAQ by on or about January 15, 2007, which we have provided. We anticipate filing our Third Quarter Form 10-Q with the SEC promptly following the filing of this Form 10-K. We anticipate holding our annual meeting on or about March 23, 2007. We believe that when we hold our combined 2005 and 2006 annual meeting, we will have remedied our non-compliance with Marketplace Rule 4310(c)(14) and other applicable Marketplace Rules, subject to NASDAQ’s affirmative completion of our compliance protocols. However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock-based compensation awards, there could be further delays in filing subsequent SEC reports that might result in delisting of our common stock from the NASDAQ Stock Market.

We have incurred significant losses for the year ended October 31, 2006, and we may incur future losses.

Although we achieved increasing levels of revenue and generated profits in each of the years ended October 31, 2002 through 2005, we incurred a significant loss for the year ended October 31, 2006. We expect to incur increased levels of expenses associated with significant product development and licensing commitments over the next year in connection with the diversification of our product offerings and the transition to next-generation platforms. We anticipate that we will continue to incur losses until such time as we generate sufficient levels of revenue to offset these increased costs. Continued losses could adversely affect the price of our common stock and our business.

Our business is highly dependent on the success, timely release and availability of new video game platforms, on the continued availability of existing video game platforms, as well as our ability to develop commercially successful products for these platforms.

We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony’s PlayStation 2, PlayStation 3 and PSP; and Microsoft’s Xbox and Xbox 360. The success of our business is driven in large part by the availability of an adequate supply of current generation video game platforms (such as the PlayStation 2), the adequate supply, and, increasingly, the success of new video game hardware systems (such as the Xbox 360, PlayStation 3 and the Wii), our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may not succeed or may have a shorter life cycle than anticipated. Alternatively, a platform for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss a meaningful revenue opportunity. If the platforms for which we are developing products are not available in adequate quantities to meet consumer demand or are lower than our expectations, or do not attain wide market acceptance, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products, and our financial performance will be harmed.

We expect the average price of current generation software titles to continue to decline.

Consumer demand for software for current generation platforms has declined as newer and more advanced hardware platforms achieve market acceptance. As the gaming software industry transitions to next-generation platforms, we expect few, if any, current generation titles will be able to command premium price points and we expect that these titles will be subject to price reductions earlier in their product life cycles than we have seen in prior years. As a result, we have reduced prices for our current generation software titles and we expect to continue to reduce prices for our current generation software titles which will have a negative impact on our operating results.

The market for our titles is characterized by short product life cycles. Delays in product releases or disruptions following the commercial release of our products may have a material adverse effect on our operating results.

The market for our titles is characterized by short product life cycles and frequent introductions of new products. New products may not achieve significant market acceptance or generate sufficient sales to permit us to recover development, manufacturing and marketing costs associated with these products. The life cycle of a title generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because revenues associated with an initial product launch generally constitute a high percentage of the total revenue associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our operating results and cause our operating results to be materially different from expectations. We have experienced delays in product releases and in fiscal 2005 our revenue was negatively impacted by product returns due to the re-rating by the ESRB of Grand Theft Auto: San Andreas from “M” (age 17 and older) to “AO” (age 18 and older). Such delays and disruptions may occur in the future.

We are dependent on the future success of our Grand Theft Auto products and we must continue to publish “hit” titles in order to successfully compete in our industry.

Grand Theft Auto and certain of our other titles are “hit” products and have historically accounted for a substantial portion of our revenues. If we fail to continue to develop and sell new commercially successful hit titles or experience any delays in product releases or disruptions following the commercial release of our “hit” titles, our revenues and profits may decrease substantially and we may incur losses. For the years ended October 31, 2006, 2005 and 2004 our Grand Theft Auto titles accounted for 22.4%, 38.2% and 34.3% of our total revenue, respectively, and our ten best selling titles accounted for approximately 38.4%, 48.2% and 46.3% of our net revenues, respectively. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products and services to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value (such as pay-for play or subscription-based models), or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability will decline.

Our software titles compete for the leisure and entertainment time of consumers, which has intensified in part due to advances in technology.

We face increasing competition for the leisure and entertainment time of consumers. Our publishing business competes with all other sources of information and entertainment, including television, movies, music, live events, radio broadcasts, home video products, print media and the Internet. Technological advancements, such as new streaming capabilities and downloading entertainment via the Internet, have increased the number of media and entertainment choices available to consumers and presents challenges as our audience becomes more fragmented. The increasing number of choices available to consumers could negatively impact demand for our products, or require us to use additional resources to develop more sophisticated software, or both. If we do not respond effectively to increases in the leisure and entertainment choices available to consumers, it could have an adverse effect on our competitive position and revenues.

If we fail to retain creative and product development personnel, our business could be seriously harmed.

We are highly dependent on the expertise, skills and knowledge of certain of our Rockstar employees responsible for content creation and development of Grand Theft Auto and other titles. Although we entered into employment agreements with our key Rockstar employees, and we have granted them incentives including an internal royalty program based on sales of Rockstar published products, we may not be able to continue to retain these personnel at current compensation levels, or at all. The compensation arrangements with such Rockstar employees could result in increased expenses and have a negative impact on our operating results. In addition, if one or more of these individuals leave our company, we may lose additional personnel, experience material interruptions in product development and delays in bringing products to market, which could have a material adverse effect on our business and prospects.

We depend on our key management personnel.

Our continued success will depend to a significant extent on our senior management. The loss of the services of our executive officers could significantly harm our business, financial condition and operating results. In addition, if one or more key employees join a competitor or form a competing company, we may lose additional personnel, experience material interruptions in product development, delays in bringing products to market and difficulties in our relationships with licensors, suppliers and customers, which could significantly harm our business, financial condition and operating results. Additionally, failure to continue to attract and retain qualified management personnel could adversely affect our business and prospects.

Our ability to acquire licenses to intellectual property, especially for sports titles, impacts our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.

Many of our products are based on or incorporate intellectual property owned by others. For example, our 2K Sports products include rights licensed from major sports leagues and players’ associations. Similarly, some of our other titles are based on key film and television licenses. Competition for these licenses is intense. If we are unable to maintain these licenses or obtain additional licenses with significant commercial value, our revenues and profitability will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs.

Our business is dependent on our ability to enter into successful software development arrangements with third parties.

Our success depends on our ability to continually identify and develop new titles on a timely basis. We rely on third-party software developers for the development of certain of our titles. Quality third-party developers are continually in high demand. Software developers who have developed titles for us in the past may not be available to develop software for us in the future. Due to the limited number of third-party software developers and the limited control that we exercise over them, these developers may not be able to complete titles for us on a timely basis or within acceptable quality standards, if at all. We have entered into agreements with third parties to acquire the rights to publish and distribute interactive entertainment software as well as to use licensed intellectual properties in our titles. These agreements typically require us to make advance payments, pay royalties and satisfy other conditions. Our advance payments may not be sufficient to permit developers to develop new software successfully, which could result in material delays and significantly increase our costs to bring particular products to market. Software development costs, promotion and marketing expenses and royalties payable to software developers and third-party licensors have increased significantly in recent years and reduce potential profits derived from sales of our software. Future sales of our titles may not be sufficient to recover advances to software developers and licensors, and we may not have adequate financial and other resources to satisfy our contractual commitments to such developers. If we fail to satisfy our obligations under agreements with third-party developers and licensors, the agreements may be terminated or modified in ways that are burdensome to us, and materially adversely affect our operating results.

We are subject to product development risks which could result in delays and additional costs, and we must adapt to changes in software technologies.

We depend on third-party software developers and our internal development studios to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles ranges from twelve to thirty-six months and is expected to increase in connection with the development of next-generation software. After development of a product, it may take between nine to twelve additional months to develop the product for other hardware platforms. If developers experience financial difficulties, additional costs or unanticipated development delays, we will not be able to release titles according to our schedule and at budgeted costs. Certain of our licensing and marketing agreements also contain provisions that would impose penalties in the event that we fail to meet agreed upon software release dates.

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

We compete for both licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. Each of these competitors has the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for television spots. These companies may also increase their own software development efforts or focus on developing software products for third-party platforms. We also compete with domestic game publishers such as Electronic Arts, Activision, THQ, Midway Games and Atari and international publishers, such as SEGA, Vivendi, Ubisoft, SCi Entertainment, Capcom, Konami and Namco-Bondai. As our business is driven by hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel and other resources than we do and are able to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties. Our titles also compete with other forms of entertainment such as motion pictures, television and audio and video products featuring similar themes, online computer programs and forms of entertainment which may be less expensive or provide other advantages to consumers.

Our distribution business also operates in a highly competitive environment. Competition is based primarily on breadth, availability and quality of product lines; price; terms and conditions of sale; credit terms and availability; speed and accuracy of delivery; and effectiveness of sales and marketing programs. Our competitors include regional, national and international distributors, as well as hardware manufacturers and software publishers. We may lose market share or be forced in the future to reduce our prices in response to our competitors. Our distribution business has been adversely affected by lower sales volume of software titles, a decrease in average selling prices of interactive entertainment products as our industry transitions to next-generation technology and increased competition in the value software market.

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

Retailers have limited shelf space and promotional resources, and competition is intense among newly introduced interactive entertainment software titles for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures to maintain desirable levels of sales of our titles. Competitors with more extensive lines and popular titles may have greater bargaining power with retailers. Accordingly, we may not be able, or we may have to pay more than our competitors, to achieve similar levels of promotional support and shelf space.

A limited number of customers account for a significant portion of our sales. The loss of a principal customer could seriously hurt our business.

A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers accounted for approximately 49.4% and 40.7% of our net revenues, for the year ended October 31, 2006 and 2005, respectively, with Wal-Mart, GameStop and Best Buy accounting for 15.4%, 12.6% and 10.2%, respectively, of such revenues for the year ended October 31, 2006. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated “AO” (age 18 and over), could materially adversely affect our business and operating results. Bankruptcies or consolidations of certain large retail customers could seriously hurt our business.

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

Our sales are typically made on credit. We do not hold any collateral to secure payment by our customers. As a result, we are subject to credit risks, particularly in the event that a significant amount of our receivables represent sales to a limited number of retailers or are concentrated in foreign markets. Although we continually assess the creditworthiness of our customers, which are principally large, national retailers, if we are unable to collect our accounts receivable as they become due, it could adversely affect our financial condition and cash flow. From time to time we purchase insurance from financial institutions on our receivables, with certain limits, to help protect us from loss in the event of a customer’s bankruptcy or insolvency.

We are subject to the rating of our content by the Entertainment Software Rating Board. Failure to obtain a target rating for certain of our products could negatively impact our sales as could a game re-rating.

We submit our game products to the ESRB, a voluntary ratings organization that requires publishers to submit game content for rating. The ESRB system provides consumers with information about game content using a rating symbol that suggests the appropriate player age group, and content descriptor information, such as graphic violence, profanity, or sexually explicit material. The ESRB rating is printed on each game package and retailers may use the rating to restrict sales to the recommended age groups. The ESRB may impose significant penalties on game publishers for violations of its rules on rating or marketing a game, including revocation of a rating or monetary fines. Certain countries have also established similar rating systems as prerequisites for product sales in those countries. We believe that we comply with rating system requirements and properly display the designated rating symbols and content descriptors. In some instances, we may have to modify our products in order to market them under the expected rating, which could delay or disrupt the release of our products. Sales of some of our titles, however, have been prohibited in certain countries. In the United States, we expect our software titles to receive ESRB ratings of “E” (age 6 and older), “E10+” (age 10 and older), “T” (age 13 and over) or “M” (age 17 and over). In addition to these ratings, the ESRB may also rate a game as “AO” (age 18 and over). Many of our Rockstar titles and certain of our 2K Games titles have been rated “M” by the ESRB. If we are unable to obtain “M” ratings as a result of changes in the ESRB’s ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected. In the event any of our games are re-rated by the ESRB, we may be required to record a reserve for anticipated product returns and inventory obsolescence which could expose us to additional litigation, administrative fines and penalties and other potential liabilities, and could adversely affect our operating results.

We entered into a Consent Order with the Staff of the Federal Trade.

The Federal Trade Commission (“FTC”) has concluded its previously reported inquiry regarding the advertising claims for Grand Theft Auto: San Andreas following the re-rating of the title by the ESRB. In July 2006, we entered into an agreement with the staff of the FTC containing a Consent Order that settled all outstanding matters pending before the FTC. Under the terms of the Consent Order, we established, and must implement, and maintain a comprehensive system reasonably designed to ensure that all content in an electronic game is considered and reviewed in preparing submissions to a U.S. rating authority. The companies also agreed to accurately represent the rating and content descriptors for games they publish and to disclose to consumers the presence of any content relevant to the rating that was not disclosed to the rating authority. If we fail to comply with the terms of the Consent Order, we could be required to pay substantial fines, penalties and judgments and our operations could be significantly harmed.

We are currently in litigation that could negatively impact our financial results.

We are currently named as a defendant in class actions complaints alleging consumer deception, false advertising and common law fraud, class action and derivative complaints alleging violations of certain federal securities laws, an action brought by the City Attorney of Los Angeles and actions brought by the estates of certain individuals claiming violations of State manufacturing liability and wrongful death statutes.

We cannot predict the outcome of these pending matters, which could result in the imposition of significant fines and penalties and/or judgments that could negatively impact our results of operations and financial condition. Additionally, we have incurred and expect to continue to incur significant legal and other professional fees and expenses in connection with pending litigation as well as pending regulatory matters which have also diverted management’s attention from our business. See Item 3—“Legal Proceedings”.

We have received requests for information from certain state and federal regulatory authorities.

We have received grand jury subpoenas issued by the District Attorney of the County of New York requesting production of documents covering various periods beginning on January 1, 1997, including those relating to, among other things: the so-called “Hot Coffee” scenes in Grand Theft Auto: San Andreas; the work of  our Board of Directors, all Board Committees, and the Special Litigation Committee; certain acquisitions entered into by  us ; billing and payment records relating to Pricewaterhouse Coopers LLC (“PWC”) and the termination of PWC as  our  auditors; communications to financial analysts and stockholders about acquisitions and financial results; compensation and human resources documents of certain  of our  directors and employees; stock-based compensation; the SEC ’s  June 2006 inquiry; legal services performed for employees; corporate credit card and expense records of certain individuals; the SEC bar of  our  former Chief Executive Officer, Ryan Brant; and ethics, securities, and conflict of interest policies and questionnaires.  We are fully cooperating and providing the documents and information called for by the subpoenas.

We have also received notice from the SEC that it is conducting an informal non-public investigation into certain stock option grants made by us from January 1997 to the present. We and the Special Committee are fully cooperating with the SEC.

We have also received requests for documents and information relating to Grand Theft Auto: San Andreas from certain state Attorneys General, which matters have been dormant for some time.

We have also received a request for information from the Internal Revenue Service that includes a request for records relating to the grant and exercise of options and tax deductions taken by us pursuant to Internal

Revenue Code Section 162(m) for the period from October 31, 2000 to October 31, 2004. We are fully cooperating and providing the requested documents.

These regulatory matters could divert resources away from our business, which could undermine our ability to effectively compete and seriously hurt our business and prospects. While under review, our ability to enter into capital-raising, strategic and other potential corporate transactions on favorable terms could be severely hampered. We cannot predict the outcome of these pending reviews, which could ultimately result in the imposition  of significant fines and other penalties and/or judgments  that could negatively impact our results of operations and  financial condition.

Our business and products are subject to increasing potential legislation. The adoption of such proposed legislation could limit the retail market for our products.

Several proposals have been made for federal legislation to regulate our industry, including a Senate bill, referred to as The Family Entertainment Protection Act. This bill proposes to prohibit the sale of “M” rated, “AO” rated and “Rating Pending” products to under-17 audiences. If the bill is adopted into law, it may limit the potential market for our “M” rated products, and adversely affect our operating results. Other countries, such as Germany, have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current United States laws. In the United States, proposals have also been made by numerous state legislators to regulate the sale of interactive entertainment software products containing violent or sexually explicit material by prohibiting the sale of such products to under 17 or 18 audiences and proposing penalties for noncompliance, and certain states have recently sought to adopt laws regulating “M” or “AO” rated products or products otherwise depicting violent or sexually explicit materials. While such legislation has been successfully enjoined by industry and retail groups, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for our “M” rated titles.

Content policies adopted by retailers, consumer opposition and litigation could negatively impact sales of our products.

Retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses. If retailers decline to sell our “M” rated products or products containing graphic violence or sexually explicit material or other objectionable content generally, or if our “M” rated products are rated “AO,” we might be required to significantly change or discontinue particular titles, which in the case of our best selling Grand Theft Auto titles could seriously hurt our business. Consumer advocacy groups have opposed sales of interactive entertainment software containing graphic violence or sexually explicit material or other objectionable content by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. Additionally, although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have been unsuccessful in the courts, claims of this kind have been asserted against us from time to time. See Item 3. “Legal Proceedings.”

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

Microsoft released its next-generation hardware platform into the North American marketplace in November 2005, and each of Sony and Nintendo introduced their respective next-generation platforms into the marketplace during November 2006. Certain platform licensors have retained the right to change fee structures for online gameplay, and each licensor’s ability to set royalty rates makes it difficult for us to forecast our costs. Increased costs could negatively impact our operating margins. We may be unable to enter into license agreements for certain next-generation platforms on satisfactory terms or at all. Failure to enter into any such agreement could also seriously hurt our business.

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

Our publishing and distribution activities require significant cash resources. We may be required to seek debt or equity financing to fund the cost of continued expansion and there is no guarantee that could obtain additional financing on acceptable terms. The issuance of equity securities would result in dilution to the interests of our stockholders.

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

We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact of the same on our operations or the market price for our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Furthermore, our independent registered public accounting firm is required to audit our assessment of the effectiveness of our internal controls over financial reporting and separately report on whether it believes we maintain, in all material respects, effective internal controls over financial reporting. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

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

A significant portion of our selling and general and administrative expense is comprised of personnel and facilities. In the event of a significant decline in revenues, we may not be able to exit facilities, reduce personnel, or make other changes to our cost structure without disruption to our operations or without significant termination and exit costs. Management may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in revenues and profit. Moreover, reducing costs may impair our ability to produce and develop software titles at sufficient levels in the future.

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

Sales in international markets, primarily in the United Kingdom and other territories in Europe, have accounted for a significant portion of our net revenues. Sales in international markets accounted for approximately 39.4% and 39.8%, respectively, of our net revenues for the years ended October 31, 2006 and 2005, respectively. We are subject to risks inherent in foreign trade, including increased credit risks; tariffs and duties; fluctuations in foreign currency exchange rates; shipping delays; and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our results of operations could be adversely affected by unfavorable foreign currency fluctuations.

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

We seek to manage our business with a view to achieving long-term results, and this could have a negative effect on short-term trading.

We focus on creation of shareholder value over time, and we intend to make decisions that will be consistent with this long-term view. As a result, some of our decisions, such as whether to make or discontinue operating investments, manage our balance sheet and capital structure, or pursue or discontinue strategic initiatives, may be in conflict with the objectives of short-term traders. Further, this could adversely affect our quarterly or other short-term results of operations.

Item 1B.               Unresolved Staff Comments

Not Applicable.

Item 2.                        Properties

Our principal executive offices are located at 622 Broadway, New York, New York in approximately 48,000 square feet of space under a ten-year lease expiring in 2012, which provides for annual rent of approximately $1,605,000. We also sublease an additional 16,000 square feet at this location under a lease expiring in 2010 for an annual rent of approximately $368,000.

Take-Two Interactive Software Europe leases 12,500 and 11,200 square feet of office space in Windsor, United Kingdom and Geneva, Switzerland, respectively. The Windsor lease provides for a current annual rent of approximately $654,000 plus taxes and utilities, and expires in 2011. The Geneva lease provides for a current annual rent of approximately $461,000 plus taxes and utilities, and expires in 2011. Rockstar North currently leases 42,000 square feet of office space in Edinburgh, Scotland, at an annual rent of approximately $2,173,000. The lease expires in 2014.

2K Games leases approximately 14,000 square feet of office space in New York, New York under an eight-year lease expiring in 2013, which provides for annual rent of approximately $563,000. In January 2006, a fire in a lower floor of this building caused significant damage to these offices and we have temporarily relocated all of the employees based in these offices, consisting primarily of marketing and administrative personnel, and to a limited extent, product testing personnel. We did not experience any significant effect on our business as a result of the fire.

Our Jack of All Games subsidiary leases 400,000 square feet of office and warehouse space in Cincinnati, Ohio. The lease provides for annual rent of approximately $1,064,000, plus taxes and insurance, and expires in September 2014.

In addition, our other subsidiaries lease office space in Sydney and Braddon, Australia; Mississauga, Toronto and Vancouver, Canada; Paris, France; Munich, Germany; Breda, Netherlands; Madrid, Spain; Milan, Italy; Auckland, New Zealand; London, Lincoln, Leighton Buzzard, Newcastle-upon-Tyne and Leeds, UK; Hong Kong and Shanghai, China; Camarillo, Los Angeles, San Diego, San Francisco, San Rafael and West Village, California; Baltimore and Hunt Valley, Maryland; Quincy, Massachusetts; and Bellevue, Washington; for an aggregate annual rent of approximately $14,769,000.

Item 3.                        Legal Proceedings

In July 2005, we received three purported class action complaints against us and Rockstar Games, two of which were filed in the United States District Court for the Southern District of New York and one such complaint which was filed in the United States District Court, Eastern District of Pennsylvania. On September 8, 2005, another similar complaint was filed in the Circuit Court for the Twentieth Judicial District, St. Clair County, Illinois and then removed to United States District Court for the Southern District of Illinois. The plaintiffs, alleged purchasers of our Grand Theft Auto: San Andreas game, allege that we and Rockstar Games engaged in consumer deception, false advertising and common law fraud and were unjustly enriched as a result of the alleged failure of us and Rockstar Games to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving an “M” rating from the ESRB rather than an “AO” rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. The New York and Pennsylvania actions, together with an action commenced against us and Rockstar Games in the United States District for the Southern District of New York in August 2006, have been consolidated in the Southern District of New York under the caption In re Grand Theft Auto Video Game Consumer Litigation, (05-CV-6734 (BSJ)) and the Illinois action has been transferred to the Southern District of New York for coordinated pretrial proceedings pursuant to an Order of Judicial Panel on Multidistrict Litigation. These cases have been consolidated for pretrial proceedings under the caption In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK)(MHD). On June 7, 2006  plaintiffs filed a Consolidated and Amended Complaint. On July 31, 2006, we and Rockstar Games filed a Partial Motion to Dismiss those claims brought under the laws of states other than states where the named plaintiffs reside and were purportedly injured. By an Opinion and Order dated October 25, 2006, the Partial Motion to Dismiss was denied. On November 10, 2006 we and Rockstar Games filed a Motion to Deny Certification of the proposed nationwide class. On November 17, 2006 we and Rockstar Games served an answer denying the allegations in the Consolidated and Amended Complaint and asserting various affirmative defenses. On January 24, 2007, the Plaintiffs cross-moved for certification of the proposed nationwide class. Consolidated discovery in these actions is proceeding.

In November 2006, a complaint was filed against us and Rockstar Games in the United States District Court, Eastern District of Pennsylvania, alleging that we and Rockstar Games engaged in consumer deception, were unjustly enriched and in breach of warranty as a result of the alleged failure of us and Rockstar Games to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving an “M” rating from the ESRB rather than an “AO” rating. The complaint seeks unspecified damages, declarations of various violations of law and litigation costs. We and Rockstar Games have filed a Notice of Tag-along Action with the Judicial Panel on Multi-District Litigation, requesting that the case be transferred to the Southern District of New York for pretrial consolidation with In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK)(MHD). On January 26, 2007, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order, transferring this action to the Southern District of New York for pre-trial consolidation with In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK)(MHD).

In January 2006, the City Attorney for the City of Los Angeles filed a complaint against us and Rockstar Games in the Superior Court of the State of California. The complaint alleges that we and Rockstar Games violated sections of the California Business and Professions Code prohibiting untrue and misleading statements and unfair competition and that we and Rockstar Games were unjustly enriched as a result of the alleged failure to disclose that Grand Theft Auto: San Andreas contained “hidden” content which should have resulted in the game receiving an Adults Only (“AO”) rating from the ESRB rather than a Mature (“M”) rating. The complaint also alleges that we made misleading statements as to the origin of the “hidden” content. The complaint seeks injunctive relief, restitution for purchasers of the game and civil fines. The action has been removed to the United States District Court, Central District of California and we moved to dismiss the complaint. The plaintiff has moved to remand the action to state court and the Judicial Panel on Multidistrict Litigation has issued an order transferring the action to the Southern District of New York  and the action was consolidated for pre-trial purposes with In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK)(MHD).

In February and March 2006, an aggregate of four purported class action complaints were filed against us, our Chief Executive Officer, Chief Financial Officer and former Chief Global Operating Officer in the United States District Court for the Southern District of New York (the “New York Actions”) and one such purported class action was filed in the United States District Court for the Eastern District of Michigan (the “Michigan Action”). The New York plaintiffs are Max Kaplan, John Fenninger, David Andrews and David Toth and the Michigan plaintiff was The City of Flint and Daniel J. Hall on behalf of The City of Flint Employees’ Retirement Pension Fund. The complaints allege that the defendants violated Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“Exchange Act”) by making or causing us to make untrue statements or failing to disclose in certain press releases and SEC periodic reports that, among other things: Grand Theft Auto: San Andreas contained “hidden” content which should have resulted in the game receiving an Adults Only (“AO”) rating from the ESRB rather than a Mature (“M”) rating; the defendants attempted to bolster sales of Grand Theft Auto: San Andreas by concealing the “adult content” from retailers who refused to carry AO material; our management failed to keep our Board of Directors informed of important issues or failed to do so in a timely fashion; and we were misstating capitalized software development costs and amortization expense and had inadequate internal controls and procedures to ensure accuracy in our reported financial results. The plaintiffs seek to recover unspecified damages and their costs. The plaintiffs in the Michigan Action voluntarily dismissed their complaint without prejudice. On July 12, 2006, the Court entered Orders appointing the New York City Pension Funds as lead plaintiff and directing the filing of a consolidated amended complaint within sixty (60) days. Plaintiffs filed a consolidated and amended complaint on September 11, 2006. The amended complaint added claims for violations of Sections 10(b) and 20(a) of the Exchange Act related to allegedly improper stock option granting practices at the Company. On December 11, 2006, we announced the preliminary results of an internal investigation into our historical stock option granting practices. The preliminary findings showed that there were improprieties in the process of granting and documenting stock options, and that incorrect measurement dates for certain stock option grants were used for financial accounting purposes. We further announced that we will need to restate previous financial statements and that our financial statements between 1997 and April 30, 2006, are not reliable. As a result of these announcements the parties have entered into a stipulation modifying the current scheduling order. Pursuant to the stipulation, all pending deadlines have been stayed pending a decision by plaintiffs as to whether they will file a second amended complaint reflecting our recent announcements.

In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the Southern District of New York against us, as nominal defendant, and certain of our officers and directors and certain former officers and directors. The factual allegations in this action are similar to the allegations contained in the New York Actions. Plaintiff asserts that certain defendants breached their fiduciary duty by selling their stock while in possession of certain material non-public information and breached their fiduciary duty and violated Section 14(a) and Rule 14a-9 of the

Exchange Act by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. Plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold our stock, unspecified compensatory damages with interest and their costs in the action. A motion to stay the action pending the determination of an investigation by the Special Committee was filed with the Court. On October 4, 2006, the Court issued an order granting the motion and staying the proceedings for a period of 150 days from the date of the Order. On January 17, 2007, the plaintiffs moved for an order granting limited relief from the Court’s October 4, 2006 stay of the proceedings in order to file an Amended Derivative and Class Action Complaint.

In July 2006, Richard Lasky filed a purported derivative action complaint in the Southern District of New York against us, as nominal defendant, and certain of our officers and directors and certain former officers and directors. The complaint alleges violations of federal and state law, including violations of the Sarbanes-Oxley Act of 2002, the Exchange Act, breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2000 and the present. The complaint also asserts claims alleging the defendants breached their fiduciary duties in connection with the granting of stock options to certain officers and directors since 1997. The complaint seeks unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity based compensation paid to them by us during our fiscal year ended October 31, 2003, equitable and other relief relating to the proceeds from certain of the defendants’ alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs.

On August 22, 2006, a purported derivative complaint was filed by Raeda Karadsheh in the United States District Court of the Southern District of New York against us, as nominal defendant, and certain of our current and former officers and directors. The Karadsheh Complaint asserts claims related to our stock option granting practices. On November 22, 2006, the Court entered an Order consolidating the Lasky and Karadsheh actions and providing plaintiffs with forty-five (45) days from the date of the Order to file a consolidated complaint. The Plaintiffs filed a consolidated complaint on January 22, 2007. The consolidated complaint focuses exclusively on our historical stock option granting practices.

In January 2006, Todd Veeck filed a complaint in the Court of Chancery of the State of Delaware against us pursuant to 8 DEL. C. § 220 to compel inspection of our books and records in order to “investigate” possible breaches of fiduciary duties with regard to the creation, development, marketing and sale of our Grand Theft Auto line of products. The parties were able to amicably resolve this action, which was dismissed with prejudice on December 11, 2006.

In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against us, Sony Computer Entertainment America Inc. (“SCEA”), Sony Corporation of America (“SCA”), Wal-Mart, GameStop and Devin Moore alleging under Alabama’s manufacturers’ liability and wrongful death statutes that our video games designed, manufactured, marketed and/or supplied to Mr. Moore resulted in “copycat violence” that caused the death of Messrs. Strickland, Crump and Mealer. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600 million. Wal-Mart, SCEA and SCA have tendered their defense and requested indemnification from us, and we have accepted such tender. Our motion to dismiss the action was denied and we moved to have certain issues certified for an immediate interlocutory appeal before the Alabama Supreme Court. We also separately pursued a petition to dismiss claims against us and Rockstar Games, for lack of personal jurisdiction. The Alabama Supreme Court declined to accept the interlocutory appeal, but agreed to hear the petition to dismiss the action for lack of personal jurisdiction. Briefing has been completed on such petition, and the matter is now pending before the Supreme Court. In April 2006, the plaintiffs filed a Third Amended Complaint to add a claim for civil conspiracy; we and our co-defendants have moved to dismiss that claim and the motion is pending. In

October  2006, the trial court amended a prior Scheduling Order to set (a) a hearing on the admissibility of Plaintiffs’ expert opinions for April 6, 2007; (b) completion of all fact and expert discovery by October 12, 2007; (c) mediation for November 8, 2007; and (d) trial (if necessary) to commence no earlier than January 14, 2008.

In September 2006, the personal representatives of the Estates of Verlin Posey, Tryone Posey, and Marilea Schmid brought an action in the Second Judicial District of Bernalillo County, New Mexico in Albuquerque against us; Rockstar Games; SCEA; SCA and Cody Posey (“Posey”), alleging under New Mexico’s products liability and wrongful death statutes that our video games resulted in “copycat violence” that caused Posey to shoot and kill his father (Verlin Posey), stepmother (Tryone Posey) and stepsister (Marilea Schmid). At his criminal trial, Posey argued self-defense, and presented extensive testimony of long-term substantial physical abuse by his father. Posey was convicted of manslaughter in his father’s death, second degree murder for his stepmother’s death, and first degree murder for his stepsister’s death. At sentencing in April 2006, the judge concluded that Posey suffered from post-traumatic stress disorder and depression, and had “snapped” when he committed the killings; rather than sentence Posey to life in prison, the judge sentenced him to a juvenile facility until he turns twenty-one. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600 million. SCEA and SCA have tendered their defense and requested indemnification from us, and we have accepted such tender. Copies of the Complaint and Summonses were received by us in December 2006; and we moved to dismiss the Complaint on January 19, 2007.

We intend to vigorously defend and seek dismissal of these matters and, with respect to the derivative actions, we have been advised that the individual defendants will vigorously defend such actions. However, we cannot predict the outcome of these matters and, if determined adversely to us, such matters, either singly or in the aggregate, could result in the imposition of significant judgments, fines and/or penalties which could have a material adverse effect on our financial condition, cash flows and results of operations.

We have received notice from the SEC that it is conducting an informal non-public investigation into certain stock option grants made by us from January 1997 to the present. Prior to receiving the notice, we had initiated an internal review of our option grants, led by a committee consisting of independent board members who have retained independent legal counsel and accountants to assist in the review. We and the Special Committee are fully cooperating with the SEC.

We have received grand jury subpoenas issued by the District Attorney of the County of New York requesting production of documents covering various periods beginning on January 1, 1997, including those relating to, among other things: the so-called “Hot Coffee” scenes in Grand Theft Auto: San Andreas; the work of  our Board of Directors, all Board Committees, and the Special Litigation Committee; certain acquisitions entered into by  us ; billing and payment records relating to Pricewaterhouse Coopers LLC (“PWC”) and the termination of PWC as  our  auditors; communications to financial analysts and stockholders about acquisitions and financial results; compensation and human resources documents of certain  of our  directors and employees; stock-based compensation; the SEC ’s  June 2006 inquiry; legal services performed for employees; corporate credit card and expense records of certain individuals; the SEC bar of  our  former Chief Executive Officer, Ryan Brant; and ethics, securities, and conflict of interest policies and questionnaires.  We are fully cooperating and providing the documents and information called for by the subpoenas.

We have also received a request for information from the Internal Revenue Service that includes a request for records relating to the grant and exercise of options and tax deductions taken by us pursuant to Internal Revenue Code Section 162(m) for the period from October 31, 2000 to October 31, 2004. We are fully cooperating and providing the requested documents.

We are also involved in other routine litigation in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Split.   In April 2005, we effected a three-for-two stock split in the form of a stock dividend. Accordingly, all share and per share data in this report, including the accompanying consolidated financial statements and notes thereto, give retroactive effect to the stock split.

Market Information.   Our common stock has traded on NASDAQ under the symbol “TTWO” since April 15, 1997 and is currently listed on the NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the range of the high and low sale prices for the common stock as reported by NASDAQ.

Year Ended October 31, 2005	High	Low
First Quarter	$24.25	$21.40
Second Quarter	27.61	23.53
Third Quarter	29.34	23.59
Fourth Quarter	25.29	17.99
Year Ended October 31, 2006
First Quarter	$19.56	$14.69
Second Quarter	19.00	14.77
Third Quarter	17.16	9.34
Fourth Quarter	15.87	10.42

The number of record holders of our common stock was 131 as of February 16, 2007.

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

Stock Repurchases.   In January 2003, the Board of Directors authorized a stock repurchase program under which we may repurchase up to $25.0 million of our common stock from time to time in the open market or in privately negotiated transactions. During June and August 2005, we repurchased 520,341 and 405,000 shares, respectively, of our common stock at an aggregate cost of $24.9 million and subsequently retired these shares in August 2005. No such repurchases were made during the year ended October 31, 2006 and we remain authorized to repurchase an additional $71,000 of shares under the program as of such date.

Securities Authorized for Issuance under Equity Compensation Plans.   The table setting forth this information is included in Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data

The consolidated balance sheet as of October 31, 2005 and the consolidated statements of operations for the fiscal years ended October 31, 2005 and October 31, 2004 have been restated as set forth in this 2006 Form 10-K. The data for the consolidated balance sheets as of October 31, 2004, 2003, and 2002 and the consolidated statements of operations for the fiscal years ended October 31, 2003 and 2002 have been restated to reflect the impact of the stock-based compensation adjustments, but such restated data have not been audited and is derived from the books and records of the Company. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in the Notes to the Consolidated Financial Statements of this Form 10-K (dollar amounts in thousands, except per share amounts).

	Year Ended October 31,
	2006(1)	2005(2)	2004(3)	2003(4)	2002(4)
		As restated	As restated	As restated	As restated
STATEMENT OF OPERATIONS DATA:
Net revenue	$1,037,840	$1,201,220	$1,127,751	$1,033,693	$794,676
Income (loss)
from operations	(187,166)	38,018	97,271	152,753	105,906
Net income (loss)	$(184,889)	$35,314	$62,119	$88,672	$59,667
Earnings (loss) per share:
Basic	$(2.60)	$0.51	$0.93	$1.41	$1.05
Diluted	$(2.60)	$0.50	$0.91	$1.37	$1.00
Weighted average shares outstanding:
Basic	71,012	69,859	67,104	62,948	57,045
Diluted	71,012	70,882	68,589	64,810	59,614

	As of October 31,
	2006(1)	2005(2),(3)	2004(3),(5)	2003(5)	2002(5)
		As restated	As restated	As restated	As restated
BALANCE SHEET DATA:
Cash and cash equivalents	$132,480	$107,195	$155,095	$183,477	$108,369
Working capital	281,327	365,878	397,359	347,138	194,310
Total assets	868,806	935,220	950,163	711,713	498,088
Total liabilities	318,414	249,390	320,365	184,242	142,797
Stockholders’ equity	550,392	685,830	629,798	527,471	355,291

(1)                Includes $28.3 million of non-cash impairment charges for the write-off of intangibles, fixed assets and software development costs and other assets, of which $21.1 million was related to studio closures, and $5.3 million of severance and other costs, primarily associated with studio closures. Also includes an $8.1 million non-cash impairment charge for the write-down of goodwill and fixed assets of our Joytech subsidiary. In addition, we increased the valuation allowance on deferred tax assets by $63.5 million and reversed a corresponding amount of income tax benefit in the 2006 period due to uncertainty surrounding the realizability of such deferred tax assets.

(2)                Sales of Grand Theft Auto: San Andreas in North America during fiscal 2005 were negatively impacted by product returns and related costs as a result of the re-rating of this title from “M” to “AO.” In July 2005, we initially recorded a provision of $32.6 million for product returns and related costs as a result of the re-rating. The provision was subsequently reduced by approximately $8.2 million in the fourth quarter of fiscal 2005 due to better than expected sell-through of the product and lower processing costs related to product returns. The resulting impact on our consolidated results of operations in fiscal 2005 was a reduction of $24.5 million, $5.9 million, and $18.6 million for net revenues, cost of goods sold and income from operations, respectively. At October 31, 2005, our accounts receivable balance is net of reserves of approximately $7.7 million for remaining product returns primarily related to our North American retail inventory of Grand Theft Auto: San Andreas.

(3)                The Company reached a settlement and paid a $7.5 million civil penalty to the SEC in fiscal 2005 related to certain accounting practices that resulted in restatements of the Company’s financial statements as of and for the years ended October 31, 2000 and 2002. Such penalties were accrued and expensed as of October 31, 2004.

(4)                The following adjusts the Company’s statements of operations for the years ended October 31, 2003 and 2002 for the restatements as described in the “Explanatory Note” immediately preceeding Part I, Item 1 and in Note 2 to the Consolidated Financial Statements:

	Year Ended October 31,			Year Ended October 31,
	2003			2002
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net revenue	$1,033,693	$—	$1,033,693	$794,676	$—	$794,676
Cost of goods sold:
Product costs	537,257	—	537,257	411,518	—	411,518
Royalties	89,294	—	89,294	80,442	—	80,442
Software development costs	11,003	—	11,003	8,124	—	8,124
Total cost of goods sold	637,554	—	637,554	500,084	—	500,084
Gross Profit	396,139	—	396,139	294,592	—	294,592
Selling and marketing	103,015	3,721	106,736	77,990	6,968	84,958
General and administrative	88,083	6,005	94,088	71,544	8,939	80,483
Research and development	25,107	532	25,639	11,524	892	12,416
Depreciation and amortization	16,923	—	16,923	10,829	—	10,829
Total operating expenses	233,128	10,258	243,386	171,887	16,799	188,686
Income (loss) from operations	163,011	(10,258)	152,753	122,705	(16,799)	105,906
Interest income, net	2,265	(1)	2,264	(480)	—	(480)
Gain on sale of investments	39	—	39	181	—	181
Other income (expense), net	—	—	—	(1,468)	—	(1,468)
Interest and other, net	2,304	(1)	2,303	(1,767)	—	(1,767)
Income (loss) before income taxes	165,315	(10,259)	155,056	120,938	(16,799)	104,139
Income taxes	67,197	(813)	66,384	49,375	(4,903)	44,472
Net income (loss)	$98,118	$(9,446)	$88,672	$71,563	$(11,896)	$59,667
Basic earnings (loss) per share:
Basic	$1.56	$(0.15)	$1.41	$1.25	$(0.21)	$1.05
Diluted	$1.51	$(0.15)	$1.37	$1.21	$(0.20)	$1.00
Weighted average shares outstanding:
Basic	62,948		62,948	57,045		57,045
Diluted	64,946	(136)	64,810	59,355	259	59,614

(5)                The following adjusts the Company’s balance sheets as of October 31, 2004, 2003 and 2002 for the restatements as described in the “Explanatory Note” immediately preceeding Part I, Item 1 and in Note 2 to the Consolidated Financial Statements:

	October 31, 2004			October 31, 2003			October 31, 2002
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
ASSETS
Current assets:

Cash and cash equivalents	$155,095	$—	$155,095	$183,477	$—	$183,477	$108,369	$—	$108,369
Accounts receivable, net	285,709	—	285,709	166,536	—	166,536	105,576	—	105,576
Inventory, net	154,345	—	154,345	101,748	—	101,748	74,391	—	74,391
Software development costs	50,360	—	50,360	21,848	—	21,848	18,871	—	18,871
Licenses	4,240	—	4,240	—	—	—	—	—	—
Prepaid taxes and taxes receivable	17,172	—	17,172	—	—	—	—	—	—
Prepaid expenses and other	47,840	—	47,840	49,285	—	49,285	25,814	—	25,814
Total current assets	714,761	—	714,761	522,894	—	522,894	333,021	—	333,021
Fixed assets, net	34,291	—	34,291	22,260	—	22,260	15,319	—	15,319
Software development costs, net of current portion	13,962	—	13,962	15,123	—	15,123	17,932	—	17,932
Licenses, net of current portion	1,425	—	1,425	—	—	—	—	—	—
Goodwill	135,477	—	135,477	101,498	—	101,498	61,529	—	61,529
Other intangibles, net	36,104	—	36,104	44,836	—	44,836	55,293	—	55,293
Other assets	9,260	4,883	14,143	687	4,415	5,102	8,346	6,648	14,994
Total assets	$945,280	$4,883	$950,163	$707,298	$4,415	$711,713	$491,440	$6,648	$498,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163,961	$—	$163,961	$106,172	$—	$106,172	$79,660	$—	$79,660
Accrued expenses and other current liabilities	142,886	10,555	153,441	59,148	10,436	69,584	52,150	6,901	59,051
Total current liabilities	306,847	10,555	317,402	165,320	10,436	175,756	131,810	6,901	138,711
Other long-term liabilities	2,963	—	2,963	8,486	—	8,486	4,086	—	4,086
Total liabilities	309,810	10,555	320,365	173,806	10,436	184,242	135,896	6,901	142,797
Commitments and contingencies
Stockholders’ Equity:
Common stock	682	—	682	663	—	663	605	—	605
Additional paid-in capital	381,928	36,525	418,453	350,631	36,713	387,344	273,301	38,990	312,291
Deferred compensation	(3,896)	(2,029)	(5,925)	(1,890)	(5,824)	(7,714)	(227)	(11,780)	(12,007)
Retained earnings	250,402	(40,168)	210,234	185,024	(36,910)	148,114	86,906	(27,463)	59,443
Accumulated other comprehensive income	6,354	—	6,354	(936)	—	(936)	(5,041)	—	(5,041)
Total stockholders’ equity	635,470	(5,672)	629,798	533,492	(6,021)	527,471	355,544	(253)	355,291
Total liabilities and stockholders’ equity	$945,280	$4,883	$950,163	$707,298	$4,415	$711,713	$491,440	$6,648	$498,088

(6)        The adjustment to retained earnings in the 2002 period includes $15,567 of cumulative stock-based compensation expense, net of income taxes, for the period April 15, 1997 through October 31, 2001.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share amounts)

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended on October 31 and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The following information has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to the Consolidated Financial Statements of this Form 10-K. The net of tax impact of the adjustments, which aggregated to $0.9 million in the first and second quarters of 2006, was recorded by the Company in its third quarter of 2006. The impact of these adjustments was not significant to the Company’s operating results, trends, or liquidity for the quarterly periods in 2006. The net of tax impact of the restatements on the Company’s results of operations amounted to $1.9 million and $3.3 million in 2005 and 2004, respectively.

We have incurred material expenses in 2006 as a direct result of the investigation into our stock option grant practices and related accounting. These costs primarily relate to professional services for legal, accounting and tax guidance. In addition, we have incurred costs related to litigation, the informal investigation by the SEC, the subpoenas from the District Attorney for the County of New York and the preparation and review of our restated consolidated financial statements. We expect that we will continue to incur costs associated with these matters.

Quarterly Impact of Stock Option Restatement

As a result of the stock-based compensation restatement discussed above, we recorded additional non-cash compensation expenses in our quarterly consolidated statements of operations. The restatement of our 2005 quarterly results for stock-based compensation did not impact our previously reported revenue or gross profit. The additional compensation expense and related tax effects resulting from the restatement did not significantly impact the trends in our operating results, financial condition or liquidity discussed in our previously filed quarterly reports on Form 10-Q. The impact of the restatement on our 2005 quarterly results is reflected in the “Quarterly Information” section of this Item and Note 17 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Overview

We are a leading global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment, which consists of Rockstar Games, 2K Games, 2K Sports and Global Star Software, develops, markets and publishes software titles for the following leading gaming and entertainment hardware platforms: Sony’s PlayStation®2 and PLAYSTATION®3 computer entertainment systems; Sony’s PSP® (PlayStation®Portable) system; Microsoft’s Xbox® and Xbox 360™ video game and entertainment systems; Nintendo’s Wii™, GameCube™, DS™ and Game Boy® Advance; and for PCs. Our distribution segment, which includes our Jack of All Games subsidiary, distributes our products as well as third-party software, hardware and accessories to retail outlets in North America.

Revenue in our publishing segment is primarily derived from the sale of internally developed software titles, software titles developed on our behalf by third parties and the sale of certain video game accessories and peripherals. Operating margins in our publishing business are dependent in part upon our ability to continually release new, commercially successful products and to manage costs associated with business acquisitions and software product development. We develop most of our frontline products internally, and we own major intellectual properties, which we believe permits us to maximize profitability. Operating margins for titles developed on our behalf by third parties, or for which we do not own the intellectual property, are affected by costs to acquire licenses and amounts due to developers.

Revenue in our distribution segment is derived from the sale of third-party software titles, accessories and hardware. Operating margins in our distribution business are dependent in part on the mix of software and hardware sales, with software generating higher margins than hardware. Publishing activities generate significantly higher margins than distribution activities, with sales of PC software titles resulting in higher margins than sales of products designed for video game consoles and handheld platforms.

We have pursued a growth strategy by capitalizing on the widespread market acceptance of interactive entertainment, as well as the growing popularity of innovative action games that appeal to the expanding demographics of video game players. We have established a portfolio of successful proprietary software content for the major hardware platforms. We expect Rockstar, the publisher of our Grand Theft Auto franchise, to continue to be a leader in the action product category by leveraging our existing titles and developing new brands. In addition, we have diversified our product offerings by capitalizing on significant growth opportunities in the market for sports and other action and strategy titles. During 2005, we made several strategic acquisitions of sports development studios and entered into license agreements with major sports leagues to develop titles under our 2K Sports publishing label. We also entered into license agreements for several popular entertainment properties, acquired well-known intellectual property rights, and entered into distribution and publishing arrangements for major action and strategy PC titles under our 2K Games and Global Star Software publishing labels.

During the year ended October 31, 2006, based on information reviewed by our chief operating decision maker, we began reporting revenue and cost of goods sold by operating segment (publishing and distribution). The Company has reclassified prior period financial information to reflect this change and to conform to current year presentation.

2006 Financial Summary

The year ended October 31, 2006 was a transition year for our business. It can take up to three years for us to develop and publish a major release such as those in our Grand Theft Auto franchise. Coming off the strong release of our best-selling Grand Theft Auto: San Andreas title in October 2004, we turned our focus to developing our 2K Sports and 2K Games brands, sequels to our action games, and creating new action and adventure titles. In addition, we began to make significant investments in developing titles for next-generation gaming platforms such as the next title in our Grand Theft Auto series, which we expect to release in October 2007.

Our industry is cyclical and our 2006 results were affected by the gaming industry’s transition to next-generation hardware platforms. We believe that there was diminished demand for gaming software on certain platforms in 2006 as a result of this transition as game players postponed their purchases in anticipation of the release of next-generation gaming systems. As this transition to next-generation hardware progressed throughout 2006, we lowered prices on certain software titles to match lower consumer demand for current generation software. We were also affected by delays in next-generation hardware launch dates and reductions in initial hardware launch quantities. In 2005, Sony introduced its PSP handheld gaming system, followed by Microsoft’s release of the Xbox 360 in the first quarter of our 2006 fiscal year. Sony introduced the PlayStation 3, and Nintendo launched its Wii console in November 2006 (the beginning of our 2007 fiscal year). We had initially expected Sony to release its PlayStation 3 platform near the middle of our 2006 fiscal year. Additionally, Sony released lower launch quantities of the PlayStation 3 in North America than originally expected and postponed the European launch of the system into 2007.

We took measures to respond to the difficult industry and business environment in 2006 by reviewing our product pipeline and the financial position of our subsidiaries. As a result, we incurred non-cash charges of approximately $28.3 million to write-off several software titles that were in development, fixed assets, certain trademarks and acquired intangible assets of which $21.1 million were due to underperforming development studios. We also reduced headcount by 194 employees and recorded severance and other charges of $5.3 million in connection with our studio closures. In addition, we incurred the following charges in 2006:

•       We recorded non-cash charges at our Joytech subsidiary for impairment of goodwill and fixed assets totaling $6.4 million and $1.7 million, respectively. Joytech is a manufacturer of video game accessories and peripherals and is reported as a component of our publishing segment.

•       We incurred approximately $2.3 million of expenses during the third and fourth quarters of 2006 in connection with the relocation of our international publishing headquarters to Geneva, Switzerland as part of a restructuring of our international publishing operations.

Our net loss for the year ended October 31, 2006 also includes the impact of adopting SFAS 123(R), which required us to begin expensing employee stock options beginning on November 1, 2005. As a result, we recorded $12.1 million of stock-based compensation expense related to stock options in our statement of operations for the year ended October 31, 2006. In addition, we recorded a $63.5 million valuation allowance in 2006, which increased our net loss by approximately $0.89 per share.

Business Acquisitions

During the three years ended October 31, 2006, we completed nine acquisitions, reflecting our efforts to diversify our business by adding seasoned development studios, intellectual property, talented personnel and other resources to our existing infrastructure. The purchase method of accounting requires business combinations to be included in our consolidated financial statements from their acquisition dates forward. Although none of the following acquisitions had a significant effect on our results of operations during each of the three years ended October 31, 2006, 2005 and 2004, they do affect the comparability of our results from period to period. Information about the acquired businesses as of their respective acquisition dates is as follows:

					Goodwill
		Cash and		Guaranteed	Recorded
		Development	Value of	Deferred	on	Identified
Acquired	Acquisition	Advances	Stock	Purchase	Acquisition	Intangible	Contingent
Business	Date	Paid	Issued	Price	Date	Assets	Consideration
Firaxis Games, Inc.	November 2005	$2,942	$12,500	$—	$11,085	$5,644	Up to $11,250 based on future product sales.
Irrational Studios	August 2005	5,762	2,000	2,000	7,665	2,250	$2,000 upon delivery of certain products in development.
Gaia Capital Group	June 2005	9,803	—	1,597	7,918	3,940	None.
Visual Concepts Entertainment	January 2005	29,660	—	—	29,433	7,980	$2,593 based on the release of certain game titles.
Indie Built	October 2004	18,500	—	—	9,890	5,828	None.
Venom Games	September 2004	1,181	—	—	626	750	None.
Mobius Entertainment	March 2004	3,593	—	922	4,681	96	$2,000 upon delivery of certain products in development.
TDK Mediactive	December 2003	16,062	5,160	—	16,101	7,690	None.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. We base our estimates, assumptions and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual amounts could differ significantly from these estimates.

We have identified the policies below as critical to our business operations and the understanding of our financial results and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements included in Item 8. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

We recognize revenue upon the transfer of title and risk of loss to our customers. We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition” in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition.” Accordingly, we recognize revenue for software when there is (1) persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms.

Some of our software products provide limited online functionality at no additional cost to the consumer. Currently, none of our products require an internet connection for use, and online functionality is perceived to be of only incidental value to the software product itself. When such functionality is offered to the consumer, we do not provide ongoing technical support for gameplay. Accordingly, we consider such features to be insignificant deliverables and do not defer revenue related to products containing online features.

Revenue is recognized after deducting estimated reserves for returns and price concessions. In specific circumstances when we do not have a reliable basis to estimate returns and price concessions or are unable to determine that collection of receivables is probable, we defer the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivables is probable. Advances received for software development are reported on the balance sheet as deferred revenue.

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

Software Development Costs

We utilize both internal development teams and third-party software developers to develop the titles we publish.

We capitalize internal software development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles), third-party production and other content costs, subsequent to establishing technological feasibility of a software title. Amortization of such capitalized costs is recorded on a title-by-title basis in cost of goods sold (software development costs) using (1) the proportion of current year net revenues to the total net revenues expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated useful life of the title, whichever is greater.

We have established an internal royalty program that allows certain of our employees to participate in the success of software titles that they assist in developing. Royalties earned by employees under this program are recorded to cost of goods sold (royalties) as they are incurred.

We frequently enter into agreements with third-party developers that require us to make advance payments for game development and production services. In exchange for our advance payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements allow us to recover the advance payments to the developers at an agreed royalty rate earned on the subsequent retail sales of such software, net of any agreed costs. We capitalize advance payments as software development costs subsequent to establishing technological feasibility of a software title and amortize them, on a title-by-title basis, as royalties in cost of goods sold. Royalty amortization is recorded using (1) the proportion of current year net revenues to the total net revenues expected to be recorded over the life of the title or (2) the contractual, net revenue based royalty rate defined in the respective agreement, whichever is greater. At each balance sheet date, we evaluate the recoverability of advanced development payments and any other unrecognized minimum commitments that have not been paid. To the extent that advance payments are deemed unrecoverable, they are charged to cost of goods sold in the period in which such determination is made.

In certain circumstances, management determines that it is prudent to cancel a development project. At the time such a decision is made, we expense the related capitalized software development costs. At each balance sheet date, we evaluate the recoverability of capitalized software costs using an undiscounted future cash flow analysis, and charge any amounts that are deemed unrecoverable to cost of goods sold. We use various measures to estimate future net revenues for our software titles, including past performance of similar titles and orders for titles prior to their release. For sequels, the performance of predecessor titles is also taken into consideration.

Licenses

Licenses consist of payments and guarantees made to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products. Agreements with rights holders generally provide for guaranteed minimum royalty payments for use of their intellectual property. Guaranteed minimum payments are initially recorded as an asset (licenses) and as a liability (accrued licenses) upon execution of a licensing agreement, provided that no significant performance remains with the licensor. When significant performance remains with the licensor, we record payments when actually paid.

Certain licenses, especially those related to our sports products, extend over multi-year periods and encompass multiple game titles. In addition to guaranteed minimum payments, these licenses frequently contain provisions that could require us to pay royalties to the license holder based on pre-agreed unit sales thresholds.

Capitalized licensing fees are amortized as royalties in cost of goods sold on a title-by-title basis at a ratio of (1) current period net revenues to the total net revenues expected to be recorded over the remaining life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater. Similar to software development costs, we review our sales projections quarterly to determine the likely recoverability of our capitalized licenses as well as any unpaid minimum obligations. When management determines that the value of a license is unlikely to be recovered by product sales, capitalized licenses are charged to cost of goods sold, based on current and expected net revenues, in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

Asset Impairment

Business Combinations - Goodwill and Intangible Assets.   The purchase method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. The costs to acquire a business, including transaction, integration and restructuring costs, are allocated to the fair value of net assets acquired upon acquisition. Any excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill.

We evaluate our goodwill annually for impairment or more frequently if indicators of potential impairment exist. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. We generally use either the income, cost or market approach to aid in our conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected is based on the characteristics of the asset and the availability of information. Changes in our strategy and/or market conditions could significantly impact these judgments and require reductions to recorded intangible asset balances.

We recorded a pre-tax goodwill impairment charge of approximately $6.4 million in our publishing segment for the year ended October 31, 2006. The impairment was related to our Joytech subsidiary, a manufacturer of video game accessories and peripherals. At October 31, 2006, the fair value of our other reporting units exceeded the carrying amounts and no impairment was indicated.

Long-lived assets.   We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

In response to the difficult industry environment in 2006, we evaluated our businesses, reduced costs and closed our underperforming development studios, which resulted in certain fixed asset abandonment and write-off of capitalized software costs, certain intangibles and other assets. In total, we recorded non-cash charges of $30.0 million ($20.7 million as a component of cost of goods sold), primarily in the second and third quarters of 2006.

Stock-based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected stock volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Prior to November 1, 2005, we accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, generally, no compensation expense was recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. For fixed awards, compensation expense was measured as the excess, if any, of the quoted market price of our common stock at the date of grant over the exercise price of the option granted. Compensation expense for fixed awards was recognized ratably over the vesting period on a straight-line basis.

As a result of the review of the Special Committee, it was determined that the original grant dates reported in our records for a substantial number of stock option awards during the periods between April 1997 through August 2003 were not the proper measurement dates for accounting purposes. As a result of the Special Committee investigation, we have recorded a pre-tax non-cash cumulative charge of $54.6 million ($42.1 million on an after-tax basis) in our consolidated financial statements through October 31, 2005 to reflect additional stock-based compensation costs. Significant judgment was applied in determining measurement dates for many of our stock option awards. Information regarding the restatement, including ranges of compensation expense if other measurement dates has been selected for certain grants, is set forth in  the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2 to the Consolidated Financial Statements.

Income Taxes

GAAP requires that we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our cumulative U.S. pre-tax loss in the three most recent fiscal years represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets deferred tax assets associated with future tax deductions as well as carryforward items. Although management expects that these assets will ultimately be utilized, future realization cannot be assured.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our filed tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on November 1, 2008. We are currently assessing whether the adoption of SFAS 157 will have an impact on the Company’s financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company on November 1, 2007. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), to create a single model to address the accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for the Company beginning November 1, 2007. The cumulative-effect of adopting FIN 48 will be recorded to opening retained earnings. Management is currently evaluating the effect, if any, that the adoption of FIN 48 will have on the Company’s consolidated financial statements.

Fluctuations in Operating Results and Seasonality

We have experienced fluctuations in quarterly and annual operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the size and timing of acquisitions; the timing of orders from major customers; order cancellations; and delays in product shipment. Sales of our titles are also seasonal, with peak shipments typically occurring in the fourth calendar quarter (our fourth and first fiscal quarters) as a result of increased demand for titles during the holiday season. Quarterly and annual comparisons of operating results are not necessarily indicative of future operating results.

Results of Operations

The following table sets forth for the periods indicated the percentage of net revenues represented by certain items reflected in our statement of operations, and sets forth net revenues by geographic region, sales mix and platform:

	Year Ended October 31,
	2006	2005	2004
		As	As
		Restated	Restated
Net revenue:
Publishing	72.6%	70.9%	68.1%
Distribution	27.4%	29.1%	31.9%
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold:
Product costs	51.9%	49.4%	54.9%
Royalties	19.9%	13.7%	10.1%
Software development costs	7.7%	2.4%	1.4%
Total cost of goods sold	79.5%	65.5%	66.5%
Gross profit	20.5%	34.5%	33.5%
Selling and marketing	13.4%	13.0%	10.6%
General and administrative	14.8%	10.4%	8.9%
Research and development	6.2%	6.1%	3.9%
Impairment of goodwill and long-lived assets	1.5%	0.0%	0.0%
Depreciation and amortization	2.5%	1.8%	1.5%
Total operating expenses	38.5%	31.4%	24.4%
Income (loss) from operations	(18.0)%	3.2%	8.6%
Interest income, net	0.3%	0.3%	0.2%
Other income (expense), net	0.0%	0.0%	(0.7)%
Interest and other, net	0.3%	0.3%	(0.5)%
Income (loss) before income taxes	(17.8)%	3.5%	8.1%
Income taxes	0.0%	0.5%	2.6%
Net income (loss)	(17.8)%	2.9%	5.5%
Net revenue by geographic region:
North America	68.7%	68.1%	72.5%
International	31.3%	31.9%	27.5%
Publishing revenue by platform:
Console	60.2%	78.5%	93.1%
PC	16.6%	11.5%	2.7%
Handheld	20.0%	7.7%	2.3%
Accessories	3.2%	2.3%	1.9%

Our best-selling titles for fiscal 2006, 2005 and 2004 as a percentage of net revenues are as follows:

Top 10 Titles—2006	Platform	Release Date	% of Net Revenues
Grand Theft Auto: Liberty City Stories	PSP	October 2005	7.5
The Elder Scrolls IV: Oblivion	Xbox 360	March 2006	6.1
Grand Theft Auto: Liberty City Stories	PS2	October 2006	4.5
Grand Theft Auto: Vice City Stories	PSP	June 2006	4.2
The Elder Scrolls IV: Oblivion	PC	March 2006	4.0
Grand Theft Auto: San Andreas	PS2	October 2004	3.5
Bully (Canis Canem Edit)	PS2	October 2006	2.4
Sid Meier’s Civilization IV	PC	October 2005	2.4
Prey	Xbox 360	October 2005	2.2
Midnight Club 3: DUB Edition Remix	PS2	March 2005	1.6

Top 10 Titles—2005	Platform	Release Date	% of Net Revenues
Grand Theft Auto: San Andreas	PS2	October 2004	25.6
Midnight Club 3: DUB Edition	PS2	April 2005	4.4
Grand Theft Auto: San Andreas	Xbox	June 2005	4.1
Grand Theft Auto: Liberty City Stories	PSP	October 2005	3.0
Grand Theft Auto: San Andreas	PC	June 2005	2.2
Midnight Club 3: DUB Edition	Xbox	April 2005	2.2
The Warriors	PS2	October 2005	2.1
Sid Meier’s Civilization IV	PC	October 2005	1.8
Midnight Club 3: DUB Edition	PSP	June 2005	1.6
Stronghold 2	PC	April 2005	1.2

Top 10 Titles—2004	Platform	Release Date	% of Net Revenues
Grand Theft Auto: San Andreas	PS2	October 2004	20.9
Grand Theft Auto Double Pack	Xbox	November 2003	5.7
Grand Theft Auto: Vice City	PS2	October 2002	3.6
Max Payne 2: The Fall of Max Payne	PS2	December 2003	3.2
Manhunt	PS2	November 2003	2.9
Red Dead Revolver	PS2	April 2004	2.4
Mafia	PS2	January 2004	2.0
ESPN NFL 2K5	PS2	July 2004	2.0
Max Payne 2: The Fall of Max Payne	Xbox	November 2003	1.9
Grand Theft Auto Double Pack	PS2	October 2003	1.7

Years Ended October 31, 2006 and 2005

Net Revenue

(thousands of dollars)	2006	%	2005	%	Increase/ (decrease)	% Increase/ (decrease)
Publishing	$753,315	72.6%	$851,862	70.9%	$(98,547)	(11.6)%
Distribution	284,525	27.4%	349,358	29.1%	(64,833)	(18.6)%
Net revenue	$1,037,840	100.0%	$1,201,220	100.0%	$(163,380)	(13.6)%

Net revenue for the year ended October 31, 2006 decreased compared to the prior year, which included strong sales of Grand Theft Auto: San Andreas, our most popular product to date. Grand Theft Auto: San Andreas was released in October 2004 for PlayStation 2 and in June 2005 for Xbox and PC, and accounted for more than 25% of our total revenue in 2005. In 2006, we also experienced declines in net revenue due to weaker industry conditions, resulting largely from the transition to next-generation hardware platforms and the associated decrease in demand for current generation video games. Consumers often delay their software purchases in anticipation of next-generation platform launches and as a result, we reduced prices on some of our current generation software titles to meet diminishing demand throughout 2006. Similarly, the transition to next-generation consoles also negatively impacted the net revenue in our distribution segment. Publishing revenue for the year ended October 31, 2006 and 2005 includes licensing revenue of $10.9 million and $17.8 million, respectively.

We continue to derive the majority of our revenue from software that is created for video game console platforms, which accounted for 60.2% of publishing revenue in 2006 compared to 78.5% for the comparable 2005 period. Although some industry analysts expect PC product sales to remain flat over the next few years, we believe we have the ability to publish commercially successful PC titles, as we did with The Elder Scrolls IV: Oblivion and Sid Meier’s Civilization IV in 2006, and expect these products to continue to contribute significantly to our net revenue. However, we expect our revenue mix to continue to favor game consoles, especially as they become more functional and interactive entertainment platforms. Handheld gaming platforms have also contributed significantly to our revenue, due mostly to the success of our Grand Theft Auto brand titles for the PSP.

Our distribution revenue is derived from the sale of third-party software titles, hardware and accessories. The decrease in distribution revenue in 2006 reflects increased competition and a decline in the sales volume and average selling prices of value and front-line software titles as our industry transitioned to next-generation platforms. The decline in sales of software titles was partially offset by an increase in hardware sales and peripherals, largely due to the launch of Microsoft’s Xbox 360 in the first quarter of our 2006 fiscal year.

Operations outside of North America accounted for approximately 31.3% and 31.9% of our net revenue in the years ended October 31, 2006 and 2005, respectively. In 2006, we recognized lower publishing revenue in Europe, reflecting the comparison to the 2005 period which had significant sales of Grand Theft Auto: San Andreas. International revenue for the year ended October 31, 2006 primarily consisted of sales of Grand Theft Auto: Liberty City Stories for PSP and PlayStation 2, The Elder Scrolls IV: Oblivion for Xbox 360 and PC, Grand Theft Auto: San Andreas on multiple platforms, Grand Theft Auto: Vice City Stories on PSP and Prey for Xbox 360 and PC.

Foreign currency exchange rates increased net revenue by approximately $1.3 million in 2006. We expect international revenue to continue to account for a significant portion of our revenue.

Cost of Goods Sold

(thousands of dollars)	2006	% of net revenue	2005	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Product costs	$538,761	51.9%	593,757	49.4%	$(54,996)	(9.3)%
Royalties	206,836	19.9%	164,250	13.7%	42,586	25.9%
Software development costs	79,879	7.7%	28,371	2.4%	51,508	181.6%
Cost of goods sold	$825,476	79.5%	786,378	65.5%	$39,098	5.0%

Product costs.   The decrease in our product costs is consistent with the lower revenue levels in both our publishing and distribution segments. However, product costs became a greater percentage of total net revenue in 2006 due to a change in sales mix at our distribution segment toward hardware products and peripherals, such as the Xbox 360, which have higher product costs than software titles. We lowered prices and earned lower margins on some of our current generation software titles, and continued to shift our focus to developing for next-generation gaming platforms, which also contributed to the increase in product costs as a percentage of net revenue in the year ended October 31, 2006.

Royalties.   We continued to see the average cost of game development increase in 2006, a trend that we expect to persist as next-generation platforms allow for more elaborate gameplay experiences such as high-definition display. Royalties as a percentage of net revenue increased in 2006 due to higher external royalty costs related to sales of externally developed software titles, particularly The Elder Scrolls IV: Oblivion, and higher licensing costs. In addition, royalty expense in 2006 reflects the first full year of our long-term, third-party exclusive licensing relationships with Major League Baseball Properties and the Major League Baseball Players Association. Lower royalty expense recorded in connection with our internally developed products, which totaled $40.4 million in 2006 compared to $83.8 million in 2005, partially offset the increase in external royalties.

Software development costs.   In connection with our industry’s transition to next-generation consoles in 2006, we evaluated the sales expectations of our internal development studios as well as overall industry conditions and, as part of a cost savings initiative, decided to close three development studios and discontinue the further development of certain software titles. As a result, we recorded an impairment charge of $20.7 million in our publishing segment to write-off certain product, royalty and software development costs related to game titles that we no longer intended to bring to market and therefore would not recover their capitalized value. The impairment charge also caused software development costs to increase as a percent of net revenue versus the prior year.

Compared to the prior year, we sold a larger number of internally developed software titles in 2006, resulting in higher amortization of capitalized costs compared to the prior period. Software development costs primarily related to sales of internally developed sports and other titles such as Grand Theft Auto: Vice City Stories, The Warriors, Rockstar Games Presents Table Tennis, Amped 3, Major League Baseball 2K6, NBA 2K6, Midnight Club 3: DUB Edition Remix, Top Spin 2 and Bully in 2006. In the comparable 2005 period, software development costs were primarily attributable to sales of Grand Theft Auto: San Andreas, Midnight Club 3: DUB Edition, Grand Theft Auto: Liberty City Stories and The Warriors.

In future periods, cost of goods sold may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix, distribution channels and royalty arrangements.

Operating Expenses

						%
		% of net		% of net	Increase/	Increase/
(thousands of dollars)	2006	revenue	2005	revenue	(decrease)	(decrease)
			As Restated
Selling and marketing	$139,250	13.4%	$156,668	13.0%	$(17,418)	(11.1)%
General and administrative	154,015	14.8%	124,416	10.4%	29,599	23.8%
Research and development	64,258	6.2%	73,724	6.1%	(9,466)	(12.8)%
Impairment of goodwill and long-lived assets	15,608	1.5%	—	0.0%	15,608	N/M
Depreciation and amortization	26,399	2.5%	22,016	1.8%	4,383	19.9%
Total operating expenses	$399,530	38.5%	$376,824	31.4%	$22,706	6.0%

Selling and marketing.   We maintained a consistent level of selling and marketing expense as a percentage of net revenue in 2006 by decreasing overall spending compared to the prior year, which contained substantial marketing and promotion of Grand Theft Auto: San Andreas. We also spent less on in-store promotional advertising and reduced our presence at E3, an annual industry trade exhibition that was held in May 2006. The decrease was also due to lower personnel expenses, primarily resulting from a reduction in incentive compensation, consistent with current business performance. Partially offsetting our decrease in selling and marketing expenses for the year ended October 31, 2006 were increases in advertising and promotion of our 2K Sports games, particularly Major League Baseball 2K6.

General and administrative.   General and administrative expense increased in 2006, primarily due to an increase in personnel costs, which includes approximately $6.9 million of expense related to the adoption of SFAS 123(R) on November 1, 2005.  We also incurred incremental severance costs in the second and third quarters of 2006 in connection with our cost savings plans, which included studio closures. The increase in personnel costs was partially offset by a decrease in incentive compensation, consistent with our lower revenue and business performance in the 2006 year.

Operating expenses in 2006 reflect a full year of general and administrative expenses related to our 2005 acquisitions, resulting in additional occupancy and related expenses compared to the prior year period. In addition, as a result of various ongoing legal matters, including a review of our stock option grants and process improvement projects, we incurred an incremental $4.6 million in professional fees in the 2006 period. General and administrative expenses also increased for lease termination fees incurred in connection with the closure of development studios and costs for information technology system improvements, offset by a reduction in consulting fees related to Sarbanes-Oxley compliance.  General and administrative expenses for the year ended October 31, 2006 and 2005 also include occupancy expenses (primarily rent, utilities and office expenses) of $15.2 million and $9.0 million, respectively, related to our development studios.

Research and development.   The decrease in research and development expense was primarily attributable to studio closures and lower personnel costs, which decreased by approximately $7.2 million. Lower incentive compensation in 2006, consistent with current business performance, and greater percentage of salary and related costs for our software development personnel being capitalized, resulted in lower compensation expense than in the prior period. In addition, we recorded less incentive compensation in 2006, consistent with current business performance. Production expenses also decreased in the current year as more of our titles reached the technological feasibility stage of development. Employee severance costs incurred in connection with the closure of development studios and a full year of expenses related to our 2005 business acquisitions offset our decrease in research and development in the current period.

A substantial portion of our development costs are capitalized once software development projects reach technological feasibility, which is relatively early in the development process. Such costs are subsequently amortized as cost of goods sold commencing with the release of the title. Amounts earned under our internal royalty program, which are based on product sales, are expensed as incurred in cost of goods sold. During 2006, $8.1 million of equity compensation recorded in connection with SFAS 123(R), which is directly related to the completion and release of our titles, has been capitalized as software development costs. Such costs are amortized as cost of goods sold upon release of the title.

Impairment, depreciation and amortization.   We recorded impairment charges of approximately $15.6 million in 2006, related to the write-off of goodwill and fixed assets at our Joytech subsidiary as well as other intangibles. The impairment charges were based on management’s assessment of the future value of these assets including future business prospects and estimated cash flows to be derived from these assets.

Depreciation and amortization expense increased in 2006 as we upgraded and improved software systems and recorded a full year of expense related to the fixed assets and leasehold improvements acquired in connection with our development studio purchases in  2005 and 2006.

Provision (benefit) for income taxes.   Income tax expense was $0.4 million for the year ended October 31, 2006 compared to $6.4 million for the year ended October 31, 2005. The income tax expense recorded against our net loss in 2006 was primarily a result of a $63.5 million increase in our valuation allowance that was recorded in accordance with SFAS 109 to reduce our deferred tax assets, which increased our net loss by approximately $0.89 per share. The valuation allowance was primarily recorded due to uncertainty regarding the realization of deferred tax assets attributable to our net operating loss carryforwards. As a result of the significant adjustment to our valuation allowance during 2006, our effective tax rate was 0.2% for the full year period, compared to 15.4% in the prior year, which was impacted by additional reserves recorded for product returns primarily related to our North American retail inventory of Grand Theft Auto: San Andreas.

We adopted SFAS 123(R) on November 1, 2005, which requires, among other items, the recognition of stock option expense in the results of operations. As a result of the adoption of SFAS 123(R), the income tax effects of compensatory stock options are included in the computation of the income tax expense (benefit), and deferred tax assets and liabilities, subject to certain prospective adjustments to stockholders’ equity for the differences between the income tax effects of expenses recognized in the results of operations and the related amounts deducted for income tax purposes. Prior to our adoption of SFAS 123(R), the tax benefits relating to the income tax deductions for compensatory stock options were recorded directly to stockholders’ equity.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income (loss) and earnings (loss) per share.   For the year ended October 31, 2006, net loss was $184.9 million, or $2.60 per share, compared to net income of $35.3 million or $0.50 per diluted share, for the year ended October 31, 2005, resulting from the changes referred to above and a higher number of weighted average shares outstanding, which reflects shares issued in connection with stock-based compensation arrangements and business acquisitions. The review of stock option granting practices performed by us and the Special Committee resulted in a $1.3 million reduction in net income or $0.02 per diluted share in 2006, compared to a reduction in net income of $1.9 million or $0.03 per diluted share in 2005.

Years Ended October 31, 2005 and 2004

Net Revenue

						%
					Increase/	Increase/
(thousands of dollars)	2005	%	2004	%	(decrease)	(decrease)
Publishing	$851,862	70.9%	$768,482	68.1%	$83,380	10.8%
Distribution	349,358	29.1%	359,269	31.9%	(9,911)	(2.8)%
Net revenue	$1,201,220	100.0%	$1,127,751	100.0%	$73,469	6.5%

The increase in net revenue was attributable to growth in our publishing business. Publishing net revenue was led by strong sales of Grand Theft Auto: San Andreas, Midnight Club 3: DUB Edition and The Warriors on multiple platforms and Grand Theft Auto: Liberty City Stories for the PSP. Sales of Sid Meier’s Civilization IV and Stronghold 2 for PC and our sports titles for the PlayStation 2 and Xbox, including Major League Baseball 2K5, also contributed to the increase in publishing revenue. Publishing net revenue in 2004 primarily reflects sales of Grand Theft Auto: San Andreas for the PlayStation 2, which was released in October 2004, and Grand Theft Auto Double Pack and Max Payne 2: The Fall of Max Payne for Xbox and the PlayStation 2. Publishing revenue in 2005 and 2004 includes licensing revenue of $17.8 million and $20.1 million, respectively.

Sales of our Grand Theft Auto: San Andreas title in North America during 2005 were negatively impacted by product returns due to the re-rating of this title. In July 2005, a provision of $32.6 million was recorded for product returns and related costs as a result of the re-rating. The provision was subsequently reduced by approximately $8.2 million in the fourth quarter of fiscal 2005 due to better than expected sell-through of the product and lower processing costs related to product returns. At October 31, 2005, our accounts receivable balance is net of reserves of approximately $7.7 million for remaining product returns primarily related to our North American retail inventory of Grand Theft Auto: San Andreas.

Products designed for video game console platforms accounted for 78.5% of 2005 publishing revenue as compared to 93.1% for 2004. Products designed for PC platforms accounted for 11.5% of 2005 publishing revenue as compared to 2.7% for 2004. The increase in net revenue of products for PC platforms as a percentage of publishing revenue was primarily attributable to sales of Grand Theft Auto: San Andreas, Sid Meier’s Civilization IV and Stronghold 2 for PC. We anticipate that our platform mix will continue to be heavily weighted toward console platforms and the PSP handheld system, but may fluctuate from period to period.

The decrease in distribution revenue was primarily attributable to lower sales volume of software titles, a decrease in average selling prices of interactive entertainment products as our industry transitioned to next-generation hardware platforms and increased competition in the value software market. The decline in sales of software titles was partially offset by an increase in hardware sales, primarily attributable to demand for the Sony PSP system and related accessories.

International operations accounted for approximately $385.0 million, or 31.9% of net revenue for 2005 compared to $310.4 million or 27.5% of net revenue for 2004. The increase was primarily attributable to sales of Grand Theft Auto: San Andreas for the PlayStation 2, Xbox and PC, sales of Midnight Club 3: DUB Edition for the PlayStation 2, Xbox and PSP, sales of The Warriors for the PlayStation 2 and Xbox, and sales of Sid Meier’s Civilization IV and Stronghold 2 for PC. International revenue for 2004 was primarily attributable to sales of Grand Theft Auto: San Andreas for the PlayStation 2, which was released in October 2004, various Grand Theft Auto titles, Max Payne 2: The Fall of Max Payne and Red Dead Revolver.

In 2005 and 2004, net revenue included approximately $23.6 million and $35.8 million, respectively, of benefit from changes in foreign exchange rates. We expect international net revenue to continue to account for a significant portion of our total revenue.

Cost of Goods Sold

(thousands of dollars)	2005	% of net revenue	2004	% of net revenue	Increase / (decrease)	% Increase / (decrease)
Product costs	$593,757	49.4%	$619,685	54.9%	$(25,928)	(4.2)%
Royalties	164,250	13.7%	114,073	10.1%	50,177	44.0%
Software development costs	28,371	2.4%	15,922	1.4%	12,449	78.2%
Cost of goods sold	$786,378	65.5%	$749,680	66.5%	$36,698	4.9%

Product costs.   The decrease in product costs occurred mainly in our distribution segment, where the mix of products changed from higher cost items such as gaming consoles, to lower cost products, such as software titles. The decrease in product costs was also due to the increase in net revenue of publishing PC products which have lower costs than console based software products. As a result of our product mix shifting to software sales in the 2005 period, the gross margin in our distribution segment increased to 9.4% in 2005 from 7.0% in 2004.

Royalties.   The increase in royalties was primarily attributable to expense associated with Grand Theft Auto: San Andreas under our internal Rockstar royalty program, which provides for increasing royalty levels as product net revenue increases. Royalties also increased as a result of internal royalty expense associated with sales of Midnight Club 3: DUB Edition, Grand Theft Auto: Liberty City Stories, The Warriors and external royalty expense associated with our sports titles, including Major League Baseball 2K5. Aggregate internal royalty expense, excluding employer payroll taxes, for 2005 and 2004 amounted to $83.8 million and $45.9 million, respectively.

Software development costs.   The increase in software development costs was due to the increased sales of our internally developed titles, including Grand Theft Auto: San Andreas, Midnight Club 3: DUB Edition, Grand Theft Auto: Liberty City Stories and The Warriors resulting in higher amortization of capitalized costs as compared to 2004.

In future periods, cost of goods sold may be adversely affected by higher manufacturing and other costs, price competition and by changes in product, sales mix, distribution channels and royalty arrangements.

Operating Expenses

(thousands of dollars)	2005	% of net revenue	2004	% of net revenue	Increase / (decrease)	% Increase / (decrease)
	As Restated		As Restated
Selling and marketing	$156,668	13.0%	$119,257	10.6%	$37,411	31.4%
General and administrative	124,416	10.4%	100,924	8.9%	23,492	23.3%
Research and development	73,724	6.1%	43,773	3.9%	29,951	68.4%
Depreciation and amortization	22,016	1.8%	16,846	1.5%	5,170	30.7%
Total operating expenses	$376,824	31.4%	$280,800	24.9%	$96,024	34.2%

Selling and marketing.   The increase in selling and marketing expense was primarily due to higher advertising and promotional spending, which increased by $28.9 million to $101.1 million in 2005. The additional spending was for new and existing products, including Grand Theft Auto: San Andreas, The Warriors and Midnight Club 3: DUB Edition across multiple platforms, Grand Theft Auto: Liberty City Stories for the PSP and to promote our various titles under our new 2K publishing labels. In addition, the increase was due to higher personnel expense of approximately $5.5 million, which is consistent with the growth of our business, and to additional expenditures related to our increased presence at E3, an industry trade exhibition, held in May each year. The stock option review performed by us and the Special Committee resulted in $0.3 million and $1.7 million of additional stock-based compensation expense, recorded as a component of selling and marketing expenses, for the years ended October 31, 2005 and 2004, respectively.

General and administrative.   The increase in general and administrative expense was primarily due to an increase of approximately $15.4 million in professional fees related to Sarbanes-Oxley compliance, legal matters and process improvement and an increase of approximately $5.6 million in compensation and related costs for additional personnel to support the growth of our business. In addition, rental and office expenses increased approximately $5.0 million due to recently acquired development studios and the opening of a new office for our 2K publishing labels in 2005. The increase was partially offset by a decrease in bad debt expense from the prior comparable period. During 2004, personnel expenses included $3.4 million of severance charges, signing bonuses and restricted stock expenses, primarily attributable to senior management changes and additional rent expense associated with relocating a European office. The stock option review performed by the Special Committee resulted in $0.7 million and $2.7 million of additional stock-based compensation expense, recorded as a component of general and administrative, for the years ended October 31, 2005 and 2004, respectively.

Research and development.   The increase in research and development costs was primarily due to increased personnel and related expenses of approximately $25.8 million associated with development studios that were acquired during 2005. Increased personnel expenses are attributable to higher staffing levels, reflecting our strategy of bringing more of our development in-house. A substantial portion of our research and development costs are capitalized once software development projects reach technological feasibility, which is relatively early in the development process. They are subsequently amortized as cost of goods sold. Research and development expense includes $0.6 and $0.5 million of additional stock-based compensation expense resulting from the stock option review performed by the Special Committee for the years ended October 31, 2005 and 2004, respectively.

Depreciation and amortization.   Depreciation and amortization expense increased primarily due to higher depreciation related to the upgrading of software systems, our new office and warehouse facility for our Jack of All Games subsidiary, additional leasehold improvements related to development studios acquired in 2005 and the addition of new offices for our 2K publishing labels.

Provision for income taxes.   Income tax expense was $6.4 million for 2005 as compared to $29.6 million for 2004. The decrease was primarily attributable to a decrease in taxable income and a reduction in the annual effective tax rate. The annual effective tax rate was 15.4% for 2005, as compared to 32.3% for 2004. The lower annual effective tax rate is primarily due to a change in the mix of earnings with a greater proportion of income being generated in lower tax jurisdictions (13.6% decrease to the effective tax rate) and a loss being generated in a higher tax jurisdiction. The lower annual effective tax rate in 2005 was also due to a higher extraterritorial income tax benefit (“ETI”) (6.5% decrease to the effective tax rate). The 2004 tax provision included benefits from a change in the mix of earnings with a greater proportion of income from lower tax jurisdictions (4.1% decrease to the effective tax rate) and from ETI (4.2% decrease to the effective tax rate) partially offset by the non-deductibility of the payment of a $7.5 million civil penalty in connection with an SEC settlement (2.8% increase to the effective rate).

At October 31, 2005, we had capital loss carryforwards totaling approximately $26.8 million that will expire in the periods 2006 through 2008. Management does not expect to generate sufficient taxable income from capital transactions prior to the expiration of these benefits, and accordingly a valuation allowance was recorded in 2003 for this asset as it is more likely than not that the deferred tax asset related to these carryforwards will not be realized. At October 31, 2005, we had foreign net operating losses of approximately $10.0 million expiring between 2006 and 2010, and state net operating losses of approximately $93.0 million expiring between 2011 and 2026. Management does not expect to generate sufficient taxable income in certain foreign and state jurisdictions in future years to fully utilize the net operating losses before expiration. Accordingly, valuation allowances have been recorded for these assets in the amount of $3.4 million and $6.0 million, respectively.

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

Net income and net income per share.   Net income was $35.3 million for 2005 or $0.50 per diluted share, compared to $62.1 million or $0.91 per diluted share for 2004, resulting from the changes referred to above. The review of stock options granting practices performed by the Special Committee resulted in a $1.9 million reduction of net income in 2005 or $0.03 per diluted share, compared to $3.3 million or $0.05 per share in 2004.

Quarterly Information

The following tables set forth our quarterly statement of operations information for each of the four quarters in the years ended October 31, 2006 and 2005 (in thousands, except per share amounts):

	2006 Quarterly Information
	First	Second	Third(1)	Fourth
Net revenue	$264,981	$265,122	$241,181	$266,556
Cost of goods sold:
Product costs	160,853	130,940	115,245	131,723
Royalties	32,867	82,282	56,443	35,244
Software development costs	15,594	34,128	12,367	17,790
Total cost of goods sold	209,314	247,350	184,055	184,757
Gross Profit	55,667	17,772	57,126	81,799
Selling and marketing	41,644	32,194	27,585	37,827
General and administrative	38,453	33,705	44,118	37,739
Research and development	17,709	16,097	17,406	13,046
Impairment of goodwill and long-lived assets	—	—	14,778	830
Depreciation and amortization	6,651	12,944	183	6,621
Total operating expenses	104,457	94,940	104,070	96,063
Loss from operations	(48,790)	(77,168)	(46,944)	(14,264)
Interest income, net	253	4	1,199	1,228
Loss before income taxes	(48,537)	(77,164)	(45,745)	(13,036)
Income taxes	(19,415)	(26,791)	45,634	979
Net Loss	$(29,122)	$(50,373)	$(91,379)	$(14,015)
Loss per share:
Basic	$(0.41)	$(0.71)	$(1.29)	$(0.20)
Diluted	$(0.41)	$(0.71)	$(1.29)	$(0.20)
Weighted average shares outstanding:
Basic	71,429	70,979	71,095	71,199
Diluted	71,429	70,979	71,095	71,199

(1)             The impact of the restatement adjustment of $0.9 million on our 2006 statements of operations was recorded in the third quarter of fiscal year 2006 due to its immateriality, and therefore our previously reported first and second quarter 2006 statements of operations have not been restated.

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per share information may not equal annual basic and diluted earnings per share.

The following table sets forth our statements of operations for each of the quarters in the year ended October 31, 2005, restated to correct our past accounting for stock options. See Note 2 to the Consolidated Financial Statements for a full discussion of our restatements.

	First Quarter Ended			Second Quarter Ended
	January 31, 2005			April 30, 2005
	As			As
	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustments	restated
Net revenue	$502,474	$—	$502,474	$222,068	$—	$222,068
Cost of goods sold:
Product costs	237,485	—	237,485	123,504	—	123,504
Royalties	80,209	—	80,209	21,938	—	21,938
Software development costs	4,205	—	4,205	4,780	—	4,780
Total cost of goods sold	321,899	—	321,899	150,222	—	150,222
Gross Profit	180,575	—	180,575	71,846	—	71,846
Selling and marketing	50,931	224	51,155	36,275	82	36,357
General and administrative	28,687	885	29,572	28,705	333	29,038
Research and development	23,417	167	23,584	13,785	156	13,941
Depreciation and amortization	4,786	—	4,786	5,102	—	5,102
Total operating expenses	107,821	1,276	109,097	83,867	571	84,438
Income (loss) from operations	72,754	(1,276)	71,478	(12,021)	(571)	(12,592)
Interest income , net	540	(3)	537	1,164	(3)	1,161
Interest and other, net	540	(3)	537	1,164	(3)	1,161
Income (loss) before income taxes	73,294	(1,279)	72,015	(10,857)	(574)	(11,431)
Provision (benefit) for income taxes	18,045	(184)	17,861	(2,671)	(35)	(2,706)
Net income (loss)	$55,249	$(1,095)	$54,154	$(8,186)	$(539)	$(8,725)
Earnings (loss) per share*:
Basic	$0.81	$(0.02)	$0.79	$(0.12)	$(0.01)	$(0.12)
Diluted	$0.79	$(0.02)	$0.78	$(0.12)	$(0.01)	$(0.12)
Weighted average shares outstanding:
Basic	68,529	—	68,529	70,112	—	70,112
Diluted	69,774	73	69,847	70,112	—	70,112

*                    Certain earnings (loss) per share amounts do not add due to rounding.

	Third Quarter Ended			Fourth Quarter Ended
	July 31, 2005			October 31, 2005
	As			As
	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustments	restated
Net revenue	$169,899	$—	$169,899	$308,154	$(1,375)	$306,779
Cost of goods sold:
Product costs	92,525	—	92,525	139,863	380	140,243
Royalties	25,608	—	25,608	36,495	—	36,495
Software development costs	4,046	—	4,046	15,340	—	15,340
Total cost of goods sold	122,179	—	122,179	191,698	380	192,078
Gross Profit	47,720	—	47,720	116,456	(1,755)	114,701
Selling and marketing	32,437	12	32,449	38,072	(1,365)	36,707
General and administrative	32,539	(158)	32,381	33,794	(369)	33,425
Research and development	19,736	163	19,899	16,222	78	16,300
Depreciation and amortization	5,691	—	5,691	6,437	—	6,437
Total operating expenses	90,403	17	90,420	94,525	(1,656)	92,869
Income (loss) from operations	(42,683)	(17)	(42,700)	21,931	(99)	21,832
Interest income, net	1,261	(3)	1,258	750	(4)	746
Interest and other, net	1,261	(3)	1,258	750	(4)	746
Income (loss) before income taxes	(41,422)	(20)	(41,442)	22,681	(103)	22,578
Provision (benefit) for income taxes	(12,642)	176	(12,466)	3,489	228	3,717
Net income (loss)	$(28,780)	$(196)	$(28,976)	$19,192	$(331)	$18,861
Earnings (loss) per share:
Basic	$(0.41)	$(0.00)	$(0.41)	$0.27	$(0.00)	$0.27
Diluted	$(0.41)	$(0.00)	$(0.41)	$0.27	$(0.00)	$0.27
Weighted average shares outstanding:
Basic	70,556	—	70,556	70,158	—	70,158
Diluted	70,556	—	70,556	70,717	27	70,744

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per share information may not equal annual basic and diluted earnings per share.

The following tables set forth our balance sheets as of January 31, 2006 and 2005 and April 30, 2006 and 2005, restated to correct our past accounting for stock options. Adjustments to other assets and accrued expenses and other liabilities affect deferred tax assets and tax liabilities (in thousands, except per share amounts):

	January 31, 2006			April 30, 2006
	As			As
	previously			previously		As
	reported	Adjustments	As restated	reported	Adjustments	restated
ASSETS
Current assets:
Cash and cash equivalents	$142,897	$—	$142,897	$141,068	$—	$141,068
Accounts receivable, net	84,282	(207)	84,075	130,328	(207)	130,121
Inventory, net	107,413	—	107,413	91,820	—	91,820
Software development costs	77,529	—	77,529	69,431	—	69,431
Licenses	6,717	—	6,717	4,253	—	4,253
Prepaid taxes and taxes receivable	60,864	146	61,010	69,854	146	70,000
Prepaid expenses and other	34,304	(380)	33,924	66,091	(380)	65,711
Total current assets	514,006	(441)	513,565	572,845	(441)	572,404
Fixed assets, net	48,215	—	48,215	49,796	—	49,796
Software development costs, net of current portion	40,401	—	40,401	27,183	—	27,183
Licenses, net of current portion	4,417	—	4,417	4,984	—	4,984
Goodwill	190,851	—	190,851	190,491	—	190,491
Other intangibles, net	60,481	—	60,481	48,916	—	48,916
Other assets	10,282	2,785	13,067	11,802	2,785	14,587
Total assets	$868,653	$2,344	$870,997	$906,017	$2,344	$908,361
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,887	$—	$79,887	$108,216	$—	$108,216
Accrued expenses and other current liabilities	100,395	12,648	113,043	149,869	12,648	162,517
Total current liabilities	180,282	12,648	192,930	258,085	12,648	270,733
Deferred tax liability	—	—	—	—	—	—
Other long-term liabilities	1,070	—	1,070	403	—	403
Total liabilities	181,352	12,648	194,000	258,488	12,648	271,136
Commitments and contingencies
Stockholders’ Equity:
Common stock	715	—	715	725	—	725
Additional paid-in capital	426,628	32,025	458,653	433,381	32,025	465,406
Retained earnings	258,755	(42,329)	216,426	208,382	(42,329)	166,053
Accumulated other comprehensive income	1,203	—	1,203	5,041	—	5,041
Total stockholders’ equity	687,301	(10,304)	676,997	647,529	(10,304)	637,225
Total liabilities and stockholders’ equity	$ 868,653	$2,344	$870,997	$906,017	$2,344	$908,361

	January 31,			April 30,			July 31,
	2005			2005			2005
	As previously reported	Ad- justments	As restated	As previously reported	Ad- justments	As restated	As previously reported	Ad- justments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$303,070	$—	$303,070	$210,241	$—	$210,241	$195,355	$—	$195,355
Accounts receivable, net	136,515	—	136,515	127,278	—	127,278	61,735	—	61,735
Inventory, net	134,103	—	134,103	116,568	—	116,568	104,414	—	104,414
Software development costs	34,827	—	34,827	50,802	—	50,802	51,423	—	51,423
Licenses	6,689	—	6,689	5,981	—	5,981	6,787	—	6,787
Prepaid taxes and taxes receivable	12,878	—	12,878	26,072	—	26,072	46,160	—	46,160
Prepaid expenses and other	48,356	—	48,356	59,500	—	59,500	60,171	—	60,171
Total current assets	676,438	—	676,438	596,442	—	596,442	526,045	—	526,045
Fixed assets, net	37,952	—	37,952	43,075	—	43,075	46,644	—	46,644
Software development costs, net of current portion	53,181	—	53,181	47,423	—	47,423	61,365	—	61,365
Licenses, net of current portion	1,800	—	1,800	2,650	—	2,650	2,146	—	2,146
Goodwill	163,631	—	163,631	166,417	—	166,417	175,316	—	175,316
Other intangibles, net	57,375	—	57,375	59,934	—	59,934	62,612	—	62,612
Other assets	8,535	4,343	12,878	8,280	3,339	11,619	8,094	3,052	11,146
Total assets	$998,912	$4,343	$1,003,255	$924,221	$3,339	$927,560	$882,222	$3,052	$885,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,409	$—	$87,409	$90,524	$—	$90,524	$76,839	$—	$76,839
Accrued expenses and other current liabilities	189,593	11,283	200,876	93,740	11,823	105,563	109,880	12,348	122,228
Total current liabilities	277,002	11,283	288,285	184,264	11,823	196,087	186,719	12,348	199,067
Deferred tax liability	9,937	—	9,937	11,026	—	11,026	12,950	—	12,950
Other long-term liabilities	2,741	—	2,741	2,741	—	2,741	2,933	—	2,933
Total liabilities	289,680	11,283	300,963	198,031	11,823	209,854	202,602	12,348	214,950
Commitments and contingencies
Stockholders’ Equity:
Common stock	697	—	697	713	—	713	716	—	716
Additional paid-in capital	409,994	35,937	445,931	436,476	34,412	470,888	442,918	34,353	477,271
Deferred compensation	(14,905)	(1,614)	(16,519)	(13,095)	(1,093)	(14,188)	(8,329)	(1,649)	(9,978)
Retained earnings	305,651	(41,263)	264,388	297,465	(41,803)	255,662	268,685	(42,000)	226,685
Treasury Stock, at cost							(23,309)		(23,309)
Accumulated other comprehensive income	7,795	—	7,795	4,631	—	4,631	(1,061)	—	(1,061)
Total stockholders’ equity	709,232	(6,940)	702,292	726,190	(8,484)	717,706	679,620	(9,296)	670,324
Total liabilities and stockholders’	$998,912	$4,343	$1,003,255	$924,221	$3,339	$927,560	$882,222	$3,052	$885,274

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products (ii) working capital (iii) acquisitions and (iv) capital expenditures. Historically, we have relied on funds provided by operating activities and short and long-term borrowings to satisfy our working capital needs.

As of October 31, 2006 and 2005, amounts due from our five largest customers comprised approximately 45.4% and 42.7% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprise more than 10% of our gross accounts receivable balance) accounting for 36.4% and 16.0% of such balance at October 31, 2006 and 2005, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

Generally, we have been able to collect our accounts receivable in the ordinary course of business. We do not hold any collateral to secure payment from customers and our receivables are generally not covered by insurance. However, from time to time we purchase insurance from financial institutions on our accounts receivable, with certain limits, to help protect us from loss in the event of a customer’s bankruptcy or insolvency.

We are subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due, it could adversely affect our liquidity and working capital position and we would be required to increase our provision for doubtful accounts.

We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Generally, these include:

•       Agreements to acquire licenses to intellectual property such as trademarks, copyrights and technology for use in the publishing, marketing and distribution of our software titles. Our licensing and marketing commitments primarily reflect agreements with major sports leagues and players’ associations and expire at various times through December 2012;

•       Contractual advances and royalty payments to third-party software developers that expire at various times through November 2008. Guaranteed minimum payments assume satisfactory performance;

•       Operating leases, primarily related to occupancy, furniture and equipment, expiring at various times through July 2015; and

•       Distribution agreements to purchase third-party software games that require guaranteed minimum payments through July 2008.

A summary of annual minimum contractual obligations and commitments as of October 31, 2006 is as follows (in thousands of dollars):

	Licensing and Marketing	Software Development	Operating Leases	Distribution	Total
2007	$77,119	$42,885	$17,709	$2,540	$140,253
2008	53,859	19,508	15,903	88	89,358
2009	54,034	26	15,409	—	69,469
2010	51,967	—	13,604	—	65,571
2011	49,476	—	12,581	—	62,057
Thereafter	50,053	—	24,096	—	74,149
Total	$336,508	$62,419	$99,302	$2,628	$500,857

In addition to the cash commitments above, we have also entered into acquisition agreements that contain provisions for contingent cash consideration subject to certain acquired companies achieving agreed-upon financial or unit sales goals. The amount and timing of these payments are currently not fixed or determinable. See the “Business Acquisitions” section of this Item and Note 3 to the financial statements for a full discussion of our potential acquisition commitments.

We believe that our current cash and cash equivalents and projected cash flow from operations will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next twelve months. If our projected cash flow and available cash is insufficient to fund our operations, or if our plans and assumptions change or prove to be inaccurate, we may be required to seek additional financing.

Our cash and cash equivalents increased by $25.3 million for the year ended October 31, 2006 as follows:

	Year Ended October 31,
(thousands of dollars)	2006	2005	2004
Cash provided by operating activities	$43,362	$39,980	$20,458
Cash used for investing activities	(25,275)	(91,034)	(64,422)
Cash provided by financing activities	2,971	6,223	16,315
Effects of exchange rates on cash and cash equivalents	4,227	(3,069)	(733)
Net increase (decrease) in cash and cash equivalents	$25,285	$(47,900)	$(28,382)

Our increase in cash and cash equivalents in 2006 was mainly a result of operating activities. Contributing to our net loss for the year ended October 31, 2006, were $264.4 million of non-cash expenses. In addition, we received cash advances for future online content creation, in-game advertising and licensing of our intellectual property in 2006, reflected in our $50.0 million increase in deferred revenue. Excluding the increase in deferred revenue, our net cash provided by operating activities and financial position reflects a transition from the exceptionally strong business environment in 2005, which included strong sales of our Grand Theft Auto: San Andreas title, to our focus in 2006 on developing new titles in that series and for next-generation gaming systems. The $37.9 million reduction in our accounts receivable balance reflects collections on the strong sales of 2005, particularly in the first quarter of 2006. The effects of the console transition were also apparent in our distribution business where inventory was added at a much slower pace and at lower unit values than in the prior year. Reducing the cash generated by operating activities were increased capitalized software development costs and significantly higher professional fees, primarily those associated with our legal proceedings and the investigation into our stock option granting practices. Overall working capital decreased $84.6 million in 2006.

Cash used for investing activities in 2006 primarily reflects purchases of computer equipment and network infrastructure as well as leasehold improvements. We moved our European headquarters to Geneva, Switzerland in the third quarter of 2006, which resulted in incremental capital expenditures. We also made cash payments of $1.3 million for prior year acquisitions. Cash used in investing activities was partially offset by $1.1 million of net cash acquired in connection with our Firaxis acquisition.

Cash provided by financing activities reflects the exercise of employee stock options and their related tax benefit in the current year, both of which decreased substantially from the prior year as a result of a lower average stock price in 2006.

International Operations

Net revenue in international markets, principally in the United Kingdom and continental Europe, has accounted for a significant portion of our total net revenue. For 2006 and 2005, approximately 39.4% and 39.8%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations. Historically, fluctuations in interest rates have not had a significant impact on our operating results. At October 31, 2006, we had no outstanding variable rate indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant fiscal quarter or year end. Translation adjustments are included as a separate component of stockholders’ equity. For 2006, our foreign currency translation adjustment loss was $6.2 million and our foreign exchange transaction gain was $2.2 million.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data appear in a separate section of this report following Part III. We provide details of our valuation and qualifying accounts in Note 16 “Supplementary Financial Information” to the consolidated financial statements. All schedules have been omitted since the information required to be submitted has been included on the consolidated financial statements or notes thereto or has been omitted as not applicable or not required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Upon the approval of the Audit Committee of the Board of Directors of the Company, on April 4, 2006, the Company dismissed PricewaterhouseCoopers LLP (“PWC”) as the Company’s independent registered public accounting firm.

During the Company’s fiscal years ended October 31, 2005 and 2004 and through April 4, 2006 there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PWC, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years. PWC’s reports on the Company’s financial statements for the fiscal years ended October 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended October 31, 2005 and 2004 and through April 4, 2006, there have been no reportable events as set forth in Item 304 (a)(1)(v) of Regulation S-K except as follows:

As more fully disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, the Company had identified the following material weaknesses in the Company’s internal control over financial reporting as of October 31, 2005:

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

On April 4, 2006 the Audit Committee of the Company’s Board of Directors appointed Ernst & Young LLP (“E&Y”) as the Company’s new independent registered public accounting firm to audit the Company’s financial statements. During the Company’s two most recent fiscal years ended October 31, 2005 and 2004 and through April 4, 2006, neither the Company nor anyone on its behalf consulted with E&Y regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company by E&Y that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Special Committee Review into Stock Option Grant Practices and Restatement

As discussed in the Explanatory Note preceding Part I and in Note 2 in Notes to the Consolidated Financial Statements of this Form 10-K, the Company on January 17, 2007, announced that an internal review of its stock option grant practices conducted by the Special Committee and the Investigative Team had discovered irregularities related to the issuance of certain past stock option grants. As a result of the internal review and the independent investigation, management has concluded, and the Audit Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, the Company has recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, and the Company is restating previously filed financial statements in this Form 10-K.

The internal review and the Special Committee’s independent investigation identified a number of occasions between April 1997 and August 2003 (the “relevant period”) when the Company used incorrect measurement dates for stock option grants. The independent investigation also found that during the relevant period:

•       Procedures for granting, accounting, and reporting of stock option grants did not include sufficient safeguards to prevent manipulation;

•       The grant dates for a number of grants were intentionally selected in order to obtain favorable exercise prices;

•       The Company’s former Chairman/CEO engaged in conduct that raises serious concerns in connection with the granting, accounting, recording, and reporting of stock options.

In its 2004 fiscal year, the Company began implementing improvements to procedures, processes, and systems to provide additional safeguards and greater internal control over the stock option granting and administration function in compliance with the Sarbanes-Oxley Act and evolving accounting guidance.  These improvements included:

•       Documenting and assessing the design and operation of internal controls;

•       Segregating responsibilities, adding reviews and reconciliations, and redefining roles and responsibilities;

•       Upgrading systems and system controls that support the processes;

•       Training in the stock administration function;

•       Implementing, before the adoption of SFAS No. 123(R), the practice of using the receipt of the final Board or Compensation Committee approval as the grant and measurement date for stock option grants; and

•       Identifying key controls, developing test plans, and testing controls in the stock granting and administration function.

In evaluating the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting as of October 31, 2006, management considered, among other things, the impact of the restatement to the financial statements and the effectiveness of the internal controls in this area as of the fiscal year ended October 31, 2006. Management has concluded that control deficiencies resulting in the restatement of previously issued financial statements did not constitute a material weakness in disclosure controls and procedures, or internal controls over financial reporting, as of October 31, 2006.

In addition to the improvements discussed above, the Company may adopt other measures identified by the Special Committee and management in 2007 to enhance the oversight of the stock option granting and administration function and the review and preparation of financial statements.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of October 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)        provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s CEO and CFO, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, management determined that, as of October 31, 2005, there were material weaknesses in the Company’s internal control over financial reporting relating to (i) ineffective controls over the existence and valuation of its accounts payable related to inventory purchases and (ii) ineffective controls over the accuracy of the amortization of its capitalized software development costs. As reported in the Annual Report for fiscal 2005, the Company initiated a number of changes in its internal controls to remediate these material weaknesses. As of October 31, 2006, the following measures to remediate the control deficiencies have been implemented:

•       The Company developed reports to assist in the analysis of accounts payable related to inventory purchases to ensure there is adequate and timely reconciliation of these accounts.

•       The Company has added an additional level of review of the amortization of capitalized software development costs to ensure the accuracy of the information used in this calculation. The Company has also redesigned the reconciliation schedules in this area to make it easier to review.

Based on the implementation of the additional internal controls discussed above and the subsequent testing of those internal controls for a sufficient period of time, management has concluded that the material weaknesses have been remediated and that the Company’s disclosures and procedures and internal control over financial reporting are now effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2006. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s assessment of its internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 73 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2007, entitled “Election of Directors” to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

Item 11.                 Executive Compensation

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2007, entitled “Executive Compensation” to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2007, entitled “Security Ownership of Certain Beneficial Owners and Management” to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

Item 13.                 Certain Relationships and Related Transactions

None.

Item 14.                 Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2007, entitled “Independent Registered Public Accountants” to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
	(i)	Financial Statements. See Index to Financial Statements on page 71 of this Report.
	(ii)	Financial Statement Schedule. See Note 16 to the Consolidated Financial Statements.
	(iii)	Exhibits
		3.1	Restated Certificate of Incorporation (9)
		3.1.1	Certificate of Designation, dated March 11, 1998 (9)
		3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998 (9)
		3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003 (9)
		3.2	By-Laws
		10.1	1997 Stock Option Plan (1) +
		10.2	2002 Stock Option Plan (2) +
		10.3	Incentive Stock Plan. (2) +
		10.4	Employment Agreement, dated February 13, 2001 by and between the Company and Karl H. Winters. (5) +
		10.5	Amendment to Employment Agreement, dated February 28, 2007, by and between the Company and Karl H. Winters
		10.6	Letter Agreement dated April 14, 2004 by and between the Company and Paul Eibeler. (7)
		10.7	Employment agreement dated May 6, 2005 by and between the Company and Paul Eibeler. (10)
		10.8	Employment Agreement dated July 30, 2004 by and between the Company and Samuel A. Judd. (8)
		10.9	Licensed Publishing Agreement dated April 1, 2000 between Sony Computer Entertainment America, Inc. and the Company. (6) *
		10.10	Xbox Publisher License Agreement dated December 14, 2000 between Microsoft Corporation and the Company. (4) *
		10.11	Confidential License Agreement for Nintendo Game Cube dated September 24, 2001 between Nintendo of America, Inc. and the Company. (4) *
		10.12	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002. (3)
		10.13	Loan Agreement with Lloyds TBS Commercial and Take-Two Interactive Software Europe Ltd.(11)
		10.14	Form of Stock Option Grant Letter.(12)
		10.15	Xbox 360 Publisher License Agreement dated November 17, 2006, between Microsoft Licensing, GP and the Company.(11)
		10.16	Loan Agreement with Lloyds TSB Bank plc and Take Two Interactive Software Europe Limited.

10.17	Agreement among Robert Flug, Oliver R. Grace, Jr., Todd Emmel, Steven Tisch and Mark Lewis and the Company.(13)
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

       (2) Incorporated by reference to the applicable exhibits contained in the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2005.

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

(11) Incorporated by reference to the applicable exhibit contained in the Company’s  Quarterly Report on Form 10-Q for the three months ended April 30, 2006.

(12)          Incorporated by reference to the applicable exhibit contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005.

(13)          Incorporated by reference to the applicable exhibit contained in the Company’s Current Report on Form 8-K dated February 20, 2007.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
YEAR ENDED OCTOBER 31, 2006

(All other items in this report are inapplicable)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited the accompanying consolidated balance sheet of Take-Two Interactive Software, Inc. as of October 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Take-Two Interactive Software, Inc. at October 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective November 1, 2005, Take-Two Interactive Software, Inc. adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Take-Two Interactive Software, Inc.’s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Take-Two Interactive Software, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Take-Two Interactive Software, Inc. maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Take-Two Interactive Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Take-Two Interactive Software, Inc. maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Take-Two Interactive Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Take-Two Interactive Software, Inc. as of October 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, of Take-Two Interactive Software, Inc. and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Take-Two Interactive Software, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Take-Two Interactive Software, Inc. and its subsidiaries at October 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the accompanying consolidated balance sheet as of October 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2005 have been restated.

/s/ PricewaterhouseCoopers LLP
New York, New York
January 31, 2006, except for the effects of the restatement discussed in Note 2 and the change in segments discussed in Note 15, for which
the date is February 28, 2007

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	October 31,
	2006	2005
		As restated
ASSETS
Current assets:
Cash and cash equivalents	$132,480	$107,195
Accounts receivable, net of allowances of $91,509 and $69,904 at October 31, 2006 and 2005, respectively	143,199	197,861
Inventory, net	95,520	136,227
Software development costs	79,248	88,826
Licenses	5,959	7,651
Prepaid taxes and taxes receivable	60,407	40,453
Prepaid expenses and other	28,060	34,588
Total current assets	544,873	612,801
Fixed assets, net	47,496	48,617
Software development costs, net of current portion	29,547	19,602
Licenses, net of current portion	1,807	2,330
Goodwill	187,681	179,893
Other intangibles, net	43,248	58,666
Other assets	14,154	13,311
Total assets	$868,806	$935,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,947	$133,353
Accrued expenses and other current liabilities	139,599	113,570
Total current liabilities	263,546	246,923
Deferred revenue	50,000	—
Other long-term liabilities	4,868	2,467
Total liabilities	318,414	249,390
Commitments and contingencies
Stockholders’ Equity:
Common Stock, $.01 par value, 100,000 shares authorized; 72,745 and 70,667 shares issued and outstanding at October 31, 2006 and 2005, respectively	727	707
Additional paid-in capital	482,104	451,470
Deferred compensation	—	(12,581)
Retained earnings	60,659	245,548
Accumulated other comprehensive income	6,902	686
Total stockholders’ equity	550,392	685,830
Total liabilities and stockholders’ equity	$868,806	$935,220

The accompanying Notes are an integral part of these consolidated financial statements.

TAKE-TWO INTERACTIVESOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended October 31,
	2006	2005	2004
		As restated	As restated
Net revenue	$1,037,840	$1,201,220	$1,127,751
Cost of goods sold:
Product costs	538,761	593,757	619,685
Royalties	206,836	164,250	114,073
Software development costs	79,879	28,371	15,922
Total cost of goods sold	825,476	786,378	749,680
Gross Profit	212,364	414,842	378,071
Selling and marketing	139,250	156,668	119,257
General and administrative	154,015	124,416	100,924
Research and development	64,258	73,724	43,773
Impairment of goodwill and long-lived assets	15,608	—	—
Depreciation and amortization	26,399	22,016	16,846
Total operating expenses	399,530	376,824	280,800
Income (loss) from operations	(187,166)	38,018	97,271
Interest income, net	2,684	3,702	1,973
Other expense	—	—	(7,500)
Interest and other, net	2,684	3,702	(5,527)
Income (loss) before income taxes	(184,482)	41,720	91,744
Income taxes	407	6,406	29,625
Net income (loss)	$(184,889)	$35,314	$62,119
Earnings (loss) per share:
Basic	$(2.60)	$0.51	$0.93
Diluted	$(2.60)	$0.50	$0.91
Weighted average shares outstanding:
Basic	71,012	69,859	67,104
Diluted	71,012	70,882	68,589

The accompanying Notes are an integral part of these consolidated financial statements

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended October 31,
	2006	2005	2004
		As restated	As restated
Cash flows from operating activities:
Net income (loss)	$(184,889)	$35,314	$62,119
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,399	22,016	16,846
Impairment of goodwill and long-lived assets	15,608	—	—
Amortization of intellectual property and other	10,500	11,838	19,801
Stock-based compensation	20,668	16,141	8,126
Amortization of software development costs and licenses	129,481	73,314	53,681
Write-off of software development costs and licenses	19,614	8,645	8,772
Provision (benefit) for deferred income taxes	17,360	(5,910)	(14,326)
Provision for (recovery of) price concessions, sales allowances
and doubtful accounts	18,785	(758)	1,930
Tax benefit from exercise of stock options	—	8,534	2,949
Foreign currency transaction gain and other	(2,070)	(1,546)	(1,899)
(Payment) provision for SEC settlement	—	(7,500)	7,500
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	37,866	82,677	(123,686)
Inventory	40,707	18,099	(50,532)
Software development costs	(133,646)	(127,304)	(88,072)
Licenses	(9,602)	(11,305)	(6,276)
Prepaid expenses and other	(21,691)	(8,939)	(11,397)
Other non-current assets	(8,395)	(830)	(136)
Accounts payable	(7,373)	(31,703)	62,277
Accrued expenses and other liabilities	27,621	(36,991)	50,186
Deferred revenue	50,000	—	—
Income taxes payable	(3,581)	(3,812)	22,595
Total adjustments	228,251	4,666	(41,661)
Net cash provided by operating activities	43,362	39,980	20,458
Cash flows used in investing activities:
Purchase of fixed assets	(25,084)	(29,031)	(21,586)
Acquisitions of intangible assets	—	(24,250)	(3,500)
Payments for purchases of businesses, net of cash acquired	(191)	(37,753)	(39,336)
Net cash used for investing activities	(25,275)	(91,034)	(64,422)
Cash flows provided by financing activities:
Proceeds from exercise of options	2,808	31,223	16,683
Purchase of treasury stock	—	(24,929)	—
Excess tax benefit on exercise of stock options	163	—	—
Other	—	(71)	(368)
Net cash provided by financing activities	2,971	6,223	16,315
Effects of exchange rates on cash and cash equivalents	4,227	(3,069)	(733)
Net increase (decrease) in cash and cash equivalents	25,285	(47,900)	(28,382)
Cash and cash equivalents, beginning of year	107,195	155,095	183,477
Cash and cash equivalents, end of year	$132,480	$107,195	$155,095

The accompanying Notes are an integral part of these consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years Ended October 31,
	2006	2005	2004
Supplemental information of businesses acquired:
Fair value of assets acquired
Current assets	$112	$961	$3,989
Non-current assets	421	1,911	5,143
Intangible assets	5,644	14,170	14,364
Goodwill	12,419	45,016	31,298
Less, liabilities assumed
Current liabilities	(200)	(5,451)	(6,300)
Deferred income taxes	(1,620)	(3,192)	(3,076)
Net assets of businesses acquired, excluding cash	$16,776	$53,415	$45,418
Net cash paid for businesses acquired	$191	$37,753	$39,336
Additional consideration in connection with acquisitions	4,085	7,819	—
Deferred contingent consideration	—	5,843	922
Issuance of common stock in connection with acquisitions	12,500	2,000	5,160
Total consideration	$16,776	$53,415	$45,418
Supplemental data:
Issuance of warrants to licensor	$—	$1,183	$—
Interest paid	1,028	281	163
Income taxes paid	9,875	38,350	23,364

The accompanying Notes are an integral part of these consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity
Balance, November 1, 2003, as previously reported	66,341	$663	$350,631	$(1,890)	$185,024	$(936)	$533,492
Cumulative effect of restatement (See Note 2)			36,710	(5,822)	(36,909)		(6,021)
Balance, November 1, 2003, as restated	66,341	663	387,341	(7,712)	148,115	(936)	527,471
Net income, as restated	—	—	—	—	62,119	—	62,119
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	7,290	7,290
Comprehensive income, as restated	—	—	—	—	—	—	69,409
Proceeds from exercise of stock options and warrants	1,326	13	16,670	—	—	—	16,683
Amortization of deferred compensation, as restated	—	—	—	8,126	—	—	8,126
Issuance of common stock in connection with acquisition	246	3	5,157	—	—	—	5,160
Issuance of compensatory stock and stock options, as restated	246	3	6,333	(6,336)	—	—	—
Tax benefit from exercise of stock options, as restated	—	—	2,949	—	—	—	2,949
Balance, October 31, 2004, as restated	68,159	682	418,450	(5,922)	210,234	6,354	629,798
Net income, as restated	—	—	—	—	35,314	—	35,314
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	(5,668)	(5,668)
Comprehensive income, as restated	—	—	—	—	—	—	29,646
Purchase of treasury shares, retired	(925)	(9)	(24,920)	—	—	—	(24,929)
Exchange of treasury shares, retired	(367)	(4)	(8,307)	—	—	—	(8,311)
Proceeds from exercise of stock options and warrants	2,753	27	31,196	—	—	—	31,223
Amortization of deferred compensation, as restated	—	—	—	16,141	—	—	16,141
Issuance of common stock in connection with acquisition	82	1	1,999	—	—	—	2,000
Issuance of compensatory stock and stock options, as restated	965	10	23,335	(22,800)	—	—	545
Tax benefit from exercise of stock options, as restated	—	—	8,534	—	—	—	8,534
Issuance of warrants to licensor	—	—	1,183	—	—	—	1,183
Balance, October 31, 2005, as restated	70,667	707	451,470	(12,581)	245,548	686	685,830
Net loss					(184,889)		(184,889)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	6,216	6,216
Comprehensive loss	—	—	—	—	—	—	(178,673)
Reclassification of deferred compensation in connection with the adoption of SFAS 123(R)	—	—	(12,581)	12,581	—	—	—
Proceeds from exercise of stock options	273	2	2,806	—	—	—	2,808
Stock based compensation related to compensatory stock options			16,883				16,883
Amortization of restricted stock			11,530				11,530
Issuance of common stock in connection with acquisition	679	7	12,493	—	—	—	12,500
Issuance of restricted stock, net of forfeitures and cancellations	1,126	11	328	—	—	—	339
Tax benefit from exercise of stock options			(825)				(825)
Balance, October 31, 2006	72,745	$727	$482,104	$—	$60,659	$6,902	$550,392

The accompanying Notes are an integral part of these consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Take-Two Interactive Software, Inc. (the “Company”) was incorporated in the State of Delaware in September 1993. The Company develops, publishes and distributes interactive software games designed for video game consoles, handheld platforms and personal computers.

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries and of entities for which the Company is deemed to be the primary beneficiary as defined in FASB Interpretation No. 46(R) (“FIN 46”), “Consolidation of Variable Interest Entities.” All material inter-company balances and transactions have been eliminated in consolidation.

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of software development costs, licenses and intangibles, valuation of inventories, realization of deferred income taxes and the adequacy of allowances for returns, price concessions and doubtful accounts. Actual amounts could differ significantly from these estimates.

In July 2005, the Entertainment Software Rating Board determined that the Company’s Grand Theft Auto: San Andreas title should carry an Adults Only (“AO”) rating in North America instead of the previously determined Mature (“M”) rating. The re-rating of the product negatively impacted its sales, and as a result, in July 2005, the Company recorded a provision of $32,637 for estimated product returns. Such provision was subsequently reduced by $8,154 in the fourth quarter of fiscal 2005 after better than expected sales and lower processing costs related to product returns. The resulting impact on the Company’s consolidated results of operations in the fiscal year ended October 31, 2005 was a reduction of approximately $24,500 and $5,900 for net revenue and cost of goods sold, respectively and a reduction of $18,600 for both gross profit and income from operations. As of October 31, 2006, the reserve for estimated product returns related to Grand Theft Auto: San Andreas  is zero and no material adjustments were made to the reserve for the year then ended.

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

The Company transacts business in various foreign currencies and has significant sales and purchase transactions denominated in foreign currencies. From time to time, the Company uses forward exchange contracts to mitigate foreign currency risk associated with foreign currency assets and liabilities, primarily certain inter-company receivables and payables. The Company does not designate foreign currency forward contracts as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result the Company marks to market its foreign currency forward contracts each period and any gains and losses are recognized in net income. At October 31, 2006, the Company has no outstanding foreign currency forward contracts.

Concentration of Credit Risk

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts.

If the financial condition and operations of the Company’s customers deteriorate, the Company’s risk of collection could increase substantially. A majority of the Company’s trade receivables are derived from sales to major retailers and distributors. The Company’s five largest customers accounted for 49.4%, 40.7% and 38.9% of net revenue in each of the three years ended October 31, 2006, 2005, and 2004, respectively. As of October 31, 2006 and 2005, the five largest customers accounted for 45.4% and 42.7% of gross accounts receivable, respectively. Customers that individually accounted for more than 10% of the Company’s gross accounts receivable balance comprised 36.4% and 16.0% of such balance at October 31, 2006 and 2005. Except for the largest customers noted above, all receivable balances from the remaining individual customers are less than 10% of the Company’s net receivable balance. Management believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

Inventory, net

Inventories are stated at the lower of average cost or market. The Company periodically evaluates the carrying value of its inventories and makes adjustments as necessary. Estimated product returns are included in the inventory balance at their cost.

Software Development Costs

The Company utilizes both internal development teams and third-party software developers to develop the titles it publishes.

The Company capitalizes internal software development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles), third-party production and other content costs, subsequent to establishing technological feasibility of a software title. Amortization of such capitalized costs is recorded on a title by title basis in cost of goods sold (software development costs) using (1) the proportion of current year net revenue to the total net revenue expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated useful life of the title, whichever is greater.

The Company has established an internal royalty program that allows certain of its employees to participate in the success of software titles that they assist in developing. Royalties earned by employees under this program are recorded to cost of goods sold (royalties) as they are incurred.

The Company frequently enters into agreements with third-party developers that require the Company to make advance payments for game development and production services. In exchange for its advance payments, the Company receives the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements allow the Company to recover the advance payments to the developers at an agreed royalty rate earned on the subsequent retail sales of such software, net of any agreed costs. The Company capitalizes advance payments as software development costs subsequent to establishing technological feasibility of a software title and amortizes them, on a title-by-title basis, as royalties in cost of goods sold. Royalty amortization is recorded using (1) the proportion of current year net revenue to the total net revenue expected to be recorded over the life of the title or (2) the contractual, net revenue based royalty rate defined in the respective agreement, whichever is greater. At each balance sheet date, the Company evaluates the recoverability of advanced development payments and any other unrecognized minimum commitments that have not been paid. To the extent that advance payments are deemed unrecoverable, they are charged to cost of goods sold in the period in which such determination is made.

In certain circumstances, management has historically determined that it is prudent to cancel a development project. At the time such a decision is made, the Company expenses the related capitalized software development costs. At each balance sheet date, the Company evaluates the recoverability of capitalized software costs, using an undiscounted future cash flow analysis, and charges any amounts that are deemed unrecoverable to cost of goods sold. The Company uses various measures to estimate future net revenue for its software titles, including past performance of similar titles and orders for titles prior to their release. For sequels, the performance of predecessor titles is also taken into consideration.

The amount of internally developed software included in software development costs was $76,301 and $60,324 at October 31, 2006 and October 31, 2005, respectively. The Company records costs incurred prior to establishing technological feasibility as research and development expense.

Licenses

Licenses consist of payments and guarantees made to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products. Agreements with license holders generally provide for guaranteed minimum royalty payments for use of their intellectual property. Guaranteed minimum payments are initially recorded as an asset (licenses) and as a liability (accrued licenses) upon execution of a licensing agreement, provided that no significant performance remains with the licensor. When significant performance remains with the licensor, the Company records payments when actually paid.

Certain licenses, especially those related to the Company’s sports products, extend over multi-year periods and encompass multiple game titles. In addition to guaranteed minimum payments, these licenses frequently contain provisions that could require the Company to pay royalties to the license holder based on pre-agreed unit sales thresholds.

Capitalized licensing fees are amortized as royalties in cost of goods sold on a title-by-title basis at a ratio of (1) current period net revenue to the total net revenue expected to be recorded over the remaining life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater. Similar to software development costs, the Company periodically reviews its sales projections to determine the likely recoverability of its capitalized licenses as well as any unpaid minimum obligations. When management determines that the value of a license is unlikely to be recovered by product sales, capitalized licenses are charged to cost of goods sold, based on current and expected net revenue, in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

Fixed Assets, net

Office equipment, furniture and fixtures are depreciated using the straight-line method over their estimated useful lives ranging from five to seven years. Computer equipment and software are generally depreciated using the straight-line method over three years. Leasehold improvements are amortized over the lesser of the term of the related lease or estimated useful lives. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized. The carrying amounts of these assets are recorded at historical cost.

Goodwill and Intangible Assets

Goodwill is the excess of purchase price paid over identified intangible and tangible net assets of acquired companies. Intangible assets consist of trademarks, intellectual property, non-compete agreements, customer lists and acquired technology. Certain intangible assets acquired in a business combination are recognized as assets apart from goodwill. Identified intangibles other than goodwill are generally amortized using the straight-line method over the period of expected benefit ranging from three to ten years, except for intellectual property, which are usage-based intangible assets that are amortized using the shorter of the useful life or expected revenue stream.

The Company performs an annual test for impairment of goodwill in the fourth quarter of each fiscal year or earlier if indicators of impairment exist. The Company determines the fair value of each reporting unit using a discounted cash flow analysis and compares such values to the respective reporting unit’s carrying amount. The Company recorded a pre-tax goodwill impairment charge of $6,341 in its publishing segment for the year ended October 31, 2006. The impairment charge was related to the Company’s Joytech subsidiary, a manufacturer and distributor of video game accessories and peripherals. At October 31, 2006, the fair value of the Company’s other reporting units exceeded the carrying amounts and no impairment was indicated.

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

During the second and third quarters of fiscal year 2006, the Company took measures to reduce costs and close three of its underperforming development studios. The Company ceased the development of certain software titles, resulting in a non-cash impairment charge (recorded as a component of cost of goods sold) of $20,742 to write-off unrecoverable capitalized software and royalties costs, primarily in connection with such studio closures. The Company also wrote-off fixed assets, trademarks and other assets, resulting in a charge to operating expenses of $7,528 in the year ended October 31, 2006. In addition, in connection with its goodwill impairment testing, the Company recognized a charge of $1,739 related to fixed assets at its Joytech subsidiary that had book values in excess of fair value. All of such costs were recorded in the Company’s publishing segment.

Income Taxes

The Company recognizes deferred taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when the Company determines that it is more likely than not that such deferred tax assets will not be realized after considering tax planning strategies, if applicable. No income taxes have been provided on the undistributed earnings of foreign subsidiaries, as such earnings are expected to be permanently reinvested in those companies.

The Company’s cumulative U.S. pre-tax loss in its three most recent fiscal years represents sufficient negative evidence for the Company to determine that the establishment of a full valuation allowance against its deferred tax asset is appropriate. This valuation allowance offsets deferred tax assets associated with future tax deductions as well as carryforward items. Although management expects that these assets will ultimately be utilized, future realization cannot be assured.

Revenue Recognition

The Company earns its revenue from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third-party developers (“Publishing revenue”). The Company also earns revenue from the sale of interactive software titles published by third parties, hardware and accessories (“Distribution revenue”).

The Company recognizes revenue upon the transfer of title and risk of loss to its customers. The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition” in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition.” Accordingly, the Company recognizes revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. The Company’s payment arrangements with customers typically provide net 30 and 60-day terms. Advances received for software development are reported on the balance sheet as deferred revenue.

Some of the Company’s software products provide limited online functionality at no additional cost to the consumer. Currently, none of the Company’s products require an internet connection for use, and online functionality is perceived to be of only incidental value to the software product itself. When such functionality is offered to the consumer, the Company does not provide ongoing technical support for gameplay. Accordingly, the Company considers such features to be an insignificant deliverable and does not defer revenue related to products containing online features.

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

Allowances for Returns, Price Concessions and Other Allowances

The Company accepts returns and grants price concessions in connection with its publishing arrangements. Following reductions in the price of its products, the Company grants price concessions which permit customers to take credits for unsold merchandise against amounts they owe the Company. The Company’s customers must satisfy certain conditions to allow them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels.

The Company’s distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, the Company sometimes accepts returns from its distribution customers for stock balancing and makes accommodations to customers, which include credits and returns, when demand for specific titles falls below expectations.

The Company makes estimates of future product returns and price concessions related to current period product revenue based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of a hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions and changes in demand and acceptance of its products by consumers.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended October 31, 2006, 2005, and 2004 amounted to $83,533, $101,077 and $72,165, respectively.

Research and Development Expense

Research and development costs are expensed as incurred. A substantial portion of research and development costs are capitalized once software development projects reach technological feasibility, which is relatively early in the development process. See Note 7 “Software Development Costs.”

Net Income (Loss) per Share

Basic earnings per share (“EPS”) is computed by dividing the net income applicable to common stockholders for the year by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing the net income applicable to common stockholders for the year by the weighted average number of common and common stock equivalents, which include common shares issuable upon the exercise of stock options, restricted stock and warrants outstanding during the year. Common stock equivalents are excluded from the computation if their effect is antidilutive.

	Years ended October 31,
(thousands of shares)	2006	2005	2004
		As restated	As restated
Basic weighted average shares outstanding	71,012	69,859	67,104
Effect of common stock equivalents - stock options and stock issuable under employee compensation plans	—	1,023	1,485
Diluted weighted average shares outstanding	71,012	70,882	68,589

The effect of the Company’s restatement for stock-based compensation, as discussed in Note 2, did not have a significant impact on diluted weighted average shares outstanding in the years ended October 31, 2005 and 2004. The computation for diluted weighted average shares outstanding excludes those unexercised stock options and warrants, which are antidilutive. The number of such shares was approximately 7,208, 3,126 and 579 for the years ended October 31, 2006, 2005 and 2004, respectively.

Stock-based Compensation

Effective November 1, 2005, the Company adopted SFAS 123(R), “Share-Based Payment”, which revised Statement of Financial Accounting Standards No. 123. SFAS 123(R) requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to employee stock options was not recognized in the statement of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Prior to November 1, 2005, the Company had adopted the disclosure-only provisions under SFAS 123.

The Company elected to use the Modified Prospective Application (“MPA”) method for implementing SFAS 123(R). Under the MPA method, prior periods are not restated and new awards are valued and accounted for prospectively upon adoption. Outstanding prior stock option awards that are non-vested as of October 31, 2005 are recognized as compensation expense in the statement of operations over the remaining requisite service period. For the year ended October 31, 2006, the Company recorded approximately $11,500 of incremental stock-based compensation expense in connection with its adoption of SFAS 123(R). See Note 14 for a full discussion of the Company’s stock-based compensation arrangements.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in income in the period in which they occur, except on inter-company balances considered to be long term. Transaction gains and losses on inter-company balances considered to be long term are recorded in other comprehensive income. Foreign exchange transaction gains included in net income for the years ended October 31, 2006, 2005 and 2004 amounted to $2,176, $1,560 and $1,199, respectively.

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s items of other comprehensive income (loss) are foreign currency translation adjustments, which relate to investments that are permanent in nature and therefore do not require tax adjustments.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on November 1, 2008. The Company is currently assessing whether the adoption of SFAS 157 will have an impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company on November 1, 2007. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), to create a single model to address the accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company on November 1, 2007. The cumulative-effect of adopting FIN 48 will be recorded to retained earnings. Management is currently evaluating the effect, if any, that the adoption of FIN 48 will have on the Company’s consolidated financial statements.

2.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of October 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years ended October 31, 2005 and 2004 included in these consolidated financial statements, are presented on a restated basis for the reasons described below.

As the Company previously reported, on June 23, 2006, the Company’s Board of Directors (the “Board”), based on the recommendation of the Company’s management, initiated an investigation of all of the Company’s stock option grants during the period from its April 15, 1997 initial public offering (“IPO”) through June 2006 and assigned the investigation to a Special Committee of its Board consisting of three independent members of the Board (the “Special Committee”). On July 7, 2006, the Special Committee retained independent legal counsel, and such counsel retained independent accounting advisors (collectively the “Investigative Team”). The investigation included a broad and extensive document review (including the Company’s 1997 and 2002 Stock Option Plans, all Compensation Committee minutes, Board minutes, employment agreements, stock option agreements, offer letters, emails, accounting records such as earnings per share schedules, master option tracking schedules and other correspondence and materials contained in personnel files) and interviews of certain present and former Company officers, Directors and employees who were involved in or appeared to have knowledge of the issuance of the grants. During the period from April 15, 1997 through June 2006 the Company issued approximately 1,100 stock option grants at irregular intervals and for a variety of reasons including employee hiring, retention and promotion awards, broad-based awards, executive incentive awards and awards made in connection with business acquisitions. The Investigative Team found that the Company, in granting options, failed in many cases to comply with the terms of its Stock Option Plans, did not maintain adequate control and compliance procedures for option grants, and did not generate or maintain adequate or appropriate documentation of such grants.

In particular, the Investigative Team concluded that between April 1997 and August 2003, the former Chairman/CEO of the Company, who resigned from his last (non-executive) position with the Company in October 2006, controlled and dominated the stock option granting process. More specifically, during that period, numerous option grants appear to have been backdated through a variety of methods. It was determined that the former Chairman/CEO of the Company was primarily responsible for the selection of exercise prices and grant dates and the resulting backdating issues and was assisted by certain past employees and past members of management. The Investigative Team concluded, among other things, that the conduct of these individuals raised concerns about the reliability of their representations to the Company’s independent auditors and as a result the Company has concluded that such concerns are applicable to representations made by these individuals to the Company.

Furthermore, available contemporaneous documentation that was used by the Company to support its stock option grants was found by The Investigative Team to be unreliable, deficient or nonexistent in many cases. This documentation primarily took the form of stock option agreements, interoffice stock grant requests and beginning in May 2002, undated stock option grant letters, most of which were authorized and signed by the former Chairman/CEO. The Investigative Team found no evidence that the Company’s current senior executive management engaged in any misconduct with respect to the Company’s option granting practices. They also determined that while the members of the Compensation Committee abdicated their responsibility, with respect to the granting of stock options, they did not engage in any willful misconduct or other dishonest acts.

It was determined that due to the backdating practices and the lack of contemporaneous or reliable documentation, all stock option grants should be reviewed, analyzed and re-measured based on the most reliable existing documentation.

The Investigative Team conducted forensic analysis of all available written and electronic documents, the result of which established a set of documents to analyze stock option granting activity. Consistent with the accounting literature and recent guidance from the Securities and Exchange Commission (“SEC”) staff, the grants during the relevant period were organized into categories based on the grant type. After reviewing all available relevant documentation, a general hierarchy of documentation was considered when establishing an appropriate measurement date for accounting purposes. Although the hierarchy was considered, each grant was evaluated individually based on the particular facts and circumstances in each case. The documentation considered was:

•       Minutes of Board of Directors or Compensation Committee meetings (“Minutes”);

•       Date of hire (if the grant was a new hire grant, evidenced by an employment agreement or offer letter);

•       Correspondence or other documentation supporting the option grant (e.g. emails, internal memos, Forms 4, and other materials contained in personnel files);

•       Earliest date  as evidenced by (a) updating of the Company’s master stock option tracking spreadsheets (the Company’s tracking system which accumulated all stock option grants and all relevant terms, which was updated with new grants continuously, for which forensic analysis provided a date on which the option grant was first included in the Company’s master option spreadsheet) (b) stock option exercise dates or (c) inclusion in quarterly diluted earnings per share calculation records (the “EPS Records”).

The Company identified certain stock option grants as having approvals of the allocation of shares to specific individuals and an exercise price evidenced by dated Minutes, which differed from the measurement date that was indicated within the Company’s master stock option tracking spreadsheets. Often, awards had an approval date in the Minutes that was subsequent to the grant and measurement date reported by the Company within the Company’s stock option award documentation. Other grants were found to have been assigned measurement dates subsequent to documented approval in the Minutes which would have indicated a potential re-pricing of the options, specifically when there was a significant time lag between the approval in the minutes and the measurement date and the price on the measurement date was significantly lower. Accordingly, certain of these grants were determined to have been awarded on the date approved by the Compensation committee and re-priced on a subsequent date, particularly for grants that the Investigative Team believed the recipients would have been knowledgeable of the Compensation Committee’s approval and the key terms and conditions of the grant. Furthermore, in certain instances the Minutes acknowledged prior approvals of stock-based compensation awards although no documentation of such approval exists in the Company’s records. In each of the cases described above, the Company determined that the originally assigned measurement dates could not be reliably supported and such grants should be based on dates documented in the Minutes. As a result, the Company re-measured and accounted for these awards as fixed (variable with respect to the options considered to be re-priced) on the date indicated in the Minutes.

The Company issued stock options in connection with employment agreements, offer letters, or other documentation indicative of an employee’s start of employment, but such awards often had measurement dates prior to the actual commencement of employment. The Company determined the appropriate measurement date for these grants to be the date on which the employee commenced employment.

The Company also identified certain stock option grants where the sole evidence was the aforementioned stock option agreements, interoffice request forms or stock option grant letters and employment agreement amendments (collectively, “Non-contemporaneous Dated Documents”). Stock option agreements included terms of the option grant and typically used “as of” dating to document such terms, and the Investigative Team concluded that it was unlikely that such agreements were signed by the Company and the employee on a contemporaneous basis. The interoffice request forms were undated standard forms that reflected the term of the option grants including, in some cases, grant dates. Stock option grant letters were also undated correspondence that reflected all of the terms of the options. The stock option grant letter became the primary means of documenting all of the terms of the option grants beginning in May 2002. At that time, the Company memorialized all prior option grants by preparing stock option grant letters and these grant letters were not contemporaneously prepared. All of the Non-contemporaneous Dated Documents were either authorized or signed by the former Chairman/CEO until March 2004 when he stepped-down as Chairman. As noted above, the Investigative Team found the former Chairman/CEO to have engaged in a pattern and practice of backdating option grants and determined that he could not be relied upon. Accordingly, any form of stock grant documentation that was authorized and/or signed by him and for which there was no other evidence that corroborated that measurement date, was deemed to be unreliable for measurement purposes.

Employment agreement amendments typically acknowledged a previous grant of options or a new grant and there was either limited or no documentation supporting the previous grant. Frequently, the indicated date of the grant was considered a “fortuitous” date (i.e. a date on which the Company’s stock price was at a low point during the period). The Investigative Team found evidence that the indicated grant date within such agreements was often unreliable for measurement purposes, and in some cases the amendment itself was backdated.

With respect to the Non-contemporaneous Dated Documents or otherwise unsupported grants, the Investigative Team reviewed and analyzed all available correspondence, including the master stock option tracking spreadsheets to determine the date on which the option was first entered into the spreadsheet, and the first period the grant was included in the EPS Records. The Company used available metadata and other computer generated records to determine the date on which the award was first entered into these spreadsheets. If the first date that the option was entered into the spreadsheet was identified, that date was used as the measurement date after considering any other available documentation. In cases where the date of first entry in the master option tracking spreadsheet was subsequent to the quarter in which the grant was first included in the EPS Records, these EPS Records were used for the determination of the measurement date.  EPS Records were only considered when there was no earlier correspondence or other evidence to document a more reliable measurement date.

The Company believes that this evidence, as supported by the Investigative Team’s conclusions, is consistent with the provisions of APB 25 whereby the measurement date is the first date on which the number of shares that each individual is allocated and the related option price is determined with employee notification soon afterwards (i.e. a “mutual understanding” between the employee and the Company of the key terms and conditions of an award)  (See paragraph below regarding actual date selected). While the number of shares and their corresponding exercise prices were identified in all of the Non-contemporaneous Dated Documents or employment agreement amendments referred to above, the Investigative Team determined that in many instances these documents were not contemporaneously prepared and, as noted above, could not be relied upon for the measurement date. Additionally, the Investigative Team noted that the granting process and related approvals, whether formally approved by the Compensation Committee or authorized by the former Chairman/CEO, occurred prior to including the grant and its terms in master stock option tracking spreadsheets and the EPS Records. Once grants and their relevant terms were included in these spreadsheets or the EPS Records, changes to key terms (exercise price, number of shares, vesting period and identified employee) did not occur.

Where evidence of a stock option grant was limited to the EPS Records, this evidence does not result in a specific date as required under APB 25, but rather the period in which the measurement date occurred. Accordingly, the Company considered the qualitative and quantitative attributes of several alternatives, including using the date of the Company’s high and median closing stock price in each quarter. In the absence of evidence to support a more appropriate measurement date, the Company has selected the first instance of the highest quoted stock price in the quarter that the stock option grant was first included in the EPS Records as its measurement date for such stock option grants. The Company believes that this ensures that a sufficient amount of compensation expense results and that this date is equally probable to any other date in the quarter. Furthermore, neither existing documentation nor the results of the investigation indicate that there is a more appropriate date. This methodology resulted in the Company recognizing approximately $25 million of cumulative pre-tax stock-based compensation expense for the period April 15, 1997, the date of the Company’s IPO, through October 31, 2005.

If the Company had instead used the median closing price of its common stock in the corresponding quarters, rather than the highest price, the Company estimates that it would have reduced its cumulative pre-tax stock-based compensation charge by approximately $13 million. Restated cumulative net income (i.e. net income from the date of the Company’s IPO through October 31, 2005) would have been approximately 3% higher if the Company had used the median closing price of its common stock, rather than the highest price. The Company has deemed the difference between recording compensation expense based on the Company’s high and median closing stock prices to be quantitatively immaterial in the aggregate and to each individual fiscal year since the Company’s IPO, except for the Company’s fiscal years ended 2001 and 2000, when such difference would have impacted the Company’s previously reported net income by approximately $1.1 million and $0.7 million, respectively. However, the Company believes that these differences, in isolation, are not qualitatively material and would not impact an investor’s prospective opinion or valuation of the Company.

The Company also reviewed 84 restricted stock awards that were issued between May 2002 and June 2006 and identified 10 instances in which such awards had measurement dates that did not correspond with Minutes, employment agreements, offer letters, or other documentation indicative of an employee’s start date of employment. As a result, the Company recognized additional cumulative stock-based compensation expense of $0.6 million, net of tax, through October 31, 2005 related to these awards.

Based on the relevant facts and circumstances, the Company applied the controlling accounting standards in each year to determine, for every grant within each category, the proper measurement date. If the measurement date was not the original date that was reported in the records of the Company, accounting adjustments were made to record compensation expense based on the difference between the closing price on the revised measurement and the exercise price. The restatement as a result of the Special Committee investigation resulted in stock-based compensation expense and tax effects totaling approximately $54.6 million ($42.1 million, net of tax) from the IPO through October 31, 2005. The Investigative Team used a significant amount of judgment in examining each separate option grant and also in determining the new measurement date applied to each grant in the Company’s calculation of compensation expense.

The resulting impact of the restatement on stock-based compensation expense, which was previously reported as a component of operating expenses in the Company’s statements of operations, is as follows:

		Additional
		compensation
	Gross stock-	expense		Income tax
	based	resulting from	Gross stock	benefit on
	compensation	improper	based	stock-based	Stock-based
	expense, as	measurement	compensation	compensation	compensation
	previously	dates for stock	expense, as	expense, as	expense, net of
	reported	based awards	restated	restated	tax, as restated
Year ended October 31, 1997	$17	$76	$93	$(38)	$55
Year ended October 31, 1998	121	408	529	(187)	342
Year ended October 31, 1999	181	3,086	3,267	(1,316)	1,951
Year ended October 31, 2000	43	4,743	4,786	(1,214)	3,572
Year ended October 31, 2001	5	12,730	12,735	(4,231)	8,504
Year ended October 31, 2002	3,053	16,799	19,852	(7,063)	12,789
Year ended October 31, 2003	3,445	10,259	13,704	(3,791)	9,913
Total	6,865	48,101	54,966	(17,840)	37,126
Income tax impact of restatement		(15,188)
Cumulative effect of stock-based compensation adjustments through October 31, 2003		32,913
Income tax impact of bonuses disallowed under Section 162(m)		3,996
Cumulative reduction of retained earnings resulting from restatement through October 31, 2003		$36,909

The following table reflects the impact of the restatement on stock-based compensation expense in the Company’s consolidated statements of operations for the years ended October 31, 2005 and 2004:

Additional
compensation
	Gross stock-	expense		Income tax
	based	resulting from	Gross stock-	benefit on
	compensation	improper	based	stock-based	Stock-based
	expense, as	measurement	compensation	compensation	compensation
	previously	dates for stock	expense, as	expense, as	expense, net of
	reported	based awards	restated	restated	tax, as restated
Year ended October 31, 2004	$3,331	$4,866	$8,197	$(2,909)	$5,288
Year ended October 31, 2005	14,860	1,596	16,456	(5,806)	10,650

Additionally, the Company restated the pro forma expense under SFAS No. 123 in Note 14 to reflect the impact of these adjustments.

The Company is in the process of determining the extent of the adverse tax consequences that may be incurred by the holders of re-measured stock options. The adverse tax consequences are that re-measured stock options vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under Internal Revenue Code (“IRC”) Section 409A (and, as applicable, similar penalty taxes).

One action being considered the Company is to offer to amend the 409A Affected Options to increase the exercise price to the market price on the accounting measurement date or, if lower, the market price at the time of the amendment. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-executive officers cannot be offered until after this Form 10-K is filed and do not need to be completed until December 31, 2007. Another possible action is to approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (but there is no assurance that the options will be exercised). The Company has not determined what actions it will take, if any, with respect to 409A Affected Options. Any charges that arise from actions taken by the Company will be recorded in the period in which the determinations are made.

The Company also believes that United States tax deductions taken for stock option exercises in prior years, which pertained to certain executives, may not be deductible under limitations imposed by IRC Section 162(m). Section 162(m) limits the deductibility of compensation above $1 million to certain executive officers of public companies when such compensation is not incentive-based. The Special Committee found that many of the stock options granted to executives had intrinsic value on the basis of the new measurement dates determined for US GAAP financial statement purposes and therefore, under Section 162(m), may not be incentive-based and may not be tax deductible by the Company. As a result the Company has reduced its available tax net operating loss carry-forwards arising from certain exercised stock options and restricted stock. Separately, the Company also identified certain restricted stock grants and bonuses paid in prior periods that may be ineligible for deduction under section 162(m). The Company restated its tax provisions in the periods in which the benefits were recorded. The Company is in discussions with the IRS to settle these uncertainties regarding additional liabilities; however, there is no assurance that they will be settled on terms favorable to the Company.

As a result of its review, the Company also determined that it failed to properly withhold an immaterial amount of employment taxes associated with certain stock option exercises. The Company has recorded such amounts in its consolidated statements of operations in the period in which the Company was originally obligated to make the withholding.

The Company has restated prior year income tax amounts in Note 13 to reflect the impacts of the adjustments described above.

The following table presents the effects of the adjustments made to the Company’s previously reported consolidated balance sheet as of October 31, 2005 for the stock options restatement described above as well as, in 2005, to correct certain other errors previously considered insignificant. Adjustments to assets and liabilities related to the Company’s stock options restatement primarily affect deferred tax assets and tax liabilities:

	October 31. 2005
	As
	Previously
	reported	Adjustments		As restated
ASSETS
Current assets:
Cash and cash equivalents	$107,195	$—		$107,195
Accounts receivable, net of allowances of $69,904	198,068	(207	)(a)	197,861
Inventory, net	136,227	—		136,227
Software development costs	88,826	—		88,826
Licenses	7,651	—		7,651
Prepaid taxes and taxes receivable	40,307	146	(a)	40,453
Prepaid expenses and other	34,968	(380	)(a)	34,588
Total current assets	613,242	(441)		612,801
Fixed assets, net	48,617	—		48,617
Software development costs , net of current portion	19,602	—		19,602
Licenses, net of current portion	2,330	—		2,330
Goodwill	179,893	—		179,893
Other intangibles, net	58,666	—		58,666
Deferred income taxes	10,526	2,785	(b)	13,311
Total assets	$932,876	$2,344		$935,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,353	$—		$133,353
Accrued expenses and other current liabilities	100,922	12,648	(a),(b)	113,570
Total current liabilities	234,275	12,648		246,923
Other long-term liabilities	2,467	—		2,467
Total liabilities	236,742	12,648		249,390
Stockholders’ Equity:
Common Stock, $.01 par value, 100,000 shares authorized; 70,667 shares issued and outstanding at October 31, 2005	707	—		707
Additional paid-in capital	418,053	33,417	(b)	451,470
Deferred compensation	(11,189)	(1,392	)(b)	(12,581)
Retained earnings	287,877	(42,329	)(a),(b)	245,548
Accumulated other comprehensive income	686	—		686
Total stockholders’ equity	696,134	(10,304)		685,830
Total liabilities and stockholders’ equity	$932,876	$2,344		$935,220

(a)              Effect of unrecorded adjustments that were previously deemed insignificant as of October 31, 2005, as follows:

Account	Increase/(decrease)
Accounts receivable	(207)
Prepaid taxes and taxes receivable	146
Prepaid expenses and other	(380)
Accrued expenses	(207)
Retained earnings/net income	(234)

(b)             Adjustment recorded to reflect the impact of stock-based compensation resulting from the Company’s internal investigation.

The following table presents the effects of the adjustments made to the Company’s previously reported consolidated statements of operations for the stock options restatement described above as well as, in 2005, to correct certain other errors previously considered insignificant:

	Year Ended				Year Ended
	October 31, 2005				October 31, 2004
	As				As
	previously			As	previously		As
	reported	Adjustments		restated	reported	Adjustments(b)	restated
Net revenue	$1,202,595	$(1,375	)(a)	$1,201,220	$1,127,751	$—	$1,127,751
Cost of goods sold:
Product costs	593,377	380	(a)	593,757	619,685	—	619,685
Royalties	164,250	—		164,250	114,073	—	114,073
Software development costs	28,371	—		28,371	15,922	—	15,922
Total cost of goods sold	785,998	380		786,378	749,680	—	749,680
Gross Profit	416,597	(1,755)		414,842	378,071	—	378,071
Selling and marketing	157,715	(1,047	)(a),(b)	156,668	117,606	1,651	119,257
General and administrative	123,725	691	(b)	124,416	98,226	2,698	100,924
Research and development	73,160	564	(b)	73,724	43,259	514	43,773
Depreciation and amortization	22,016	—		22,016	16,846	—	16,846
Total operating expenses	376,616	208		376,824	275,937	4,863	280,800
Income from operations	39,981	(1,963)		38,018	102,134	(4,863)	97,271
Interest income, net	3,715	(13	)(b)	3,702	1,976	(3)	1,973
Other income (expense), net	—	—		—	(7,500)	—	(7,500)
Interest and other, net	3,715	(13)		3,702	(5,524)	(3)	(5,527)
Income before income taxes	43,696	(1,976)		41,720	96,610	(4,866)	91,744
Income taxes	6,221	185	(a),(b)	6,406	31,232	(1,607)	29,625
Net income	$37,475	$(2,161)		$35,314	$65,378	$(3,259)	$62,119
Earnings per share:
Basic	$0.54	$(0.03)		$0.51	$0.97	$(0.05)	$0.93
Diluted	$0.53	$(0.03)		$0.50	$0.95	$(0.05)	$0.91
Weighted average shares outstanding:
Basic	69,859	—		69,859	67,104	—	67,104
Diluted	70,899	(17	)(b)	70,882	68,523	66 (b)	68,589

(a)              Effect of unrecorded adjustments that were previously deemed insignificant as of October 31, 2005, as follows:

Account	Increase/(decrease)
Revenue	(1,375)
Product costs	380
Selling and marketing	(1,375)
Income taxes	(146)
Net income	(234)

(b)             Adjustment recorded to reflect the impact of stock-based compensation resulting from the Company’s internal investigation.

The restatement did not impact net cash flows from operating, investing or financing activities. However, certain items within net cash provided by operating activities were impacted by the adjustments. The following table shows the effect on previously reported cash flow items within operating activities:

	For the Years Ended October 31,
	2005		2004
	As		As
	previously	As	previously	As
	reported	restated	reported	restated
Cash flows from operating activities:
Net income	$37,475	$35,314	$65,378	$62,119
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of stock-based compensation	14,860	16,141	3,331	8,126
Provision (benefit) for deferred income taxes	(5,531)	(5,910)	(12,693)	(14,326)
Tax benefit from exercise of stock options	12,286	8,534	4,136	2,949
Changes in assets and liabilities , net of effect of business combinations:
Accounts receivable	82,470	82,677	(123,686)	(123,686)
Prepaid expenses and other	(9,174)	(8,939)	(11,397)	(11,397)
Other non-current assets	(3,306)	(830)	(1,301)	(136)
Accrued expenses and other current liabilities	(37,099)	(36,991)	50,114	50,186
Income taxes payable	(5,797)	(3,812)	22,548	22,595

All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes thereto.

3.  BUSINESS ACQUISITIONS AND CONSOLIDATION

During the three years ended October 31, 2006, the Company consummated the acquisitions described below, which largely reflect the Company’s efforts to diversify its business by adding seasoned development studios, intellectual properties and talented personnel resources to its existing infrastructure. The acquisitions were not considered to be material to the Company’s consolidated statements of operations, individually or in the aggregate. The results of operations and financial position of these acquisitions are included in our consolidated financial statements from their respective acquisition dates forward and therefore affect comparability from period to period.

					Goodwill
		Cash and		Guaranteed	Recorded
		Development	Value of	Deferred	on	Identified
Acquired	Acquisition	Advances	Stock	Purchase	Acquisition	Intangible	Contingent
Business	Date	Paid	Issued	Price	Date	Assets	Consideration
Firaxis Games, Inc.	November 2005	$2,942	$12,500,500	$—	$11,085	$5,644	Up to $11,250 based on future product sales.
Irrational Studios	August 2005	5,762	2,000	2,000	7,665	2,250	$2,000 upon delivery of certain products in development.
Gaia Capital Group	June 2005	9,803	—	1,597	7,918	3,940	None.
Visual Concepts Entertainment	January 2005	29,660	—	—	29,433	7,980	$2,593 based on the release of certain game titles.
Indie Built	October 2004	18,500	—	—	9,890	5,828	None.
Venom Games	September 2004	1,181	—	—	626	750	None.
Mobius Entertainment	March 2004	3,593	—	922	4,681	96	$2,000 upon delivery of certain products in development.
TDK Mediactive	December 2003	16,062	5,160	—	16,101	7,690	None.

In November 2005, the Company acquired all of the outstanding capital stock of Firaxis Games, Inc., a developer of PC and strategy titles, including the Civilization franchise. Total consideration paid upon acquisition was $15,442 including 678,683 shares of the Company’s unregistered common stock. The Company also agreed to make additional payments of up to $11,250 based on future product sales, of which approximately $10,000 will be recorded as additional purchase price and $1,250 will be recorded as employee compensation expense when the conditions requiring their payment are met. The goodwill recorded in connection with this acquisition is not deductible for tax purposes.

In August 2005, the Company acquired all of the outstanding membership interests in Irrational Studios (“Irrational”), the developer of certain of the Company’s titles. Total consideration for the acquisition was $9,762, including 81,833 shares of the Company’s common stock paid at closing, $1,550 of development advances paid prior to the acquisition of Irrational and deferred consideration payable in equal amounts on the first and second anniversary dates of the acquisition. As of October 31, 2006, $1,000 of the deferred consideration remains to be paid. The Company also agreed to make additional purchase price payments of $2,000, contingent upon the satisfactory delivery of certain products by Irrational, none of which has been paid as of October 31, 2006. The goodwill recorded in connection with this acquisition is deductible for tax purposes.

In June 2005, the Company acquired all of the outstanding capital stock of Gaia Capital Group (“Gaia”) and its wholly-owned subsidiaries, including PAM Developments SAS, the developers of certain of the Company’s titles. The purchase price included $4,055 of development advances paid prior to the acquisition of Gaia and guaranteed deferred cash payments, of which $597 have been paid as of October 31, 2006. The goodwill recorded on this acquisition is deductible for tax purposes.

In January 2005 the Company acquired from SEGA, all of the outstanding capital stock of Visual Concepts Entertainment and its wholly-owned subsidiary, Kush Games, the developers of certain of the Company’s sports titles, and certain intellectual property rights associated with these products. The purchase price included $1,866 of development advances paid to SEGA prior to the acquisition and contingent consideration based on the release of certain titles. As of October 31, 2006, $1,212 of such contingent consideration has been paid. The goodwill recorded in connection with this acquisition is not deductible for tax purposes.

In October 2004, the Company acquired certain assets from Microsoft, including Indie, the producer of the successful Top Spin (tennis), and developer of the Amped series (snowboarding) and Links (golf) sports games, and the intellectual property rights associated with such products. The goodwill recorded in connection with this acquisition is deductible for tax purposes.

In September 2004, the Company acquired all the outstanding capital stock of Venom, a UK-based developer of the boxing games Rocky and Rocky Legends. The goodwill recorded in connection with this acquisition is deductible for tax purposes.

In March 2004, the Company acquired all the outstanding capital stock of Mobius, a UK-based developer of titles for handheld platforms, including Sony’s PSP platform. Total consideration paid was $4,515, of which $3,593 was paid at closing and $922 was paid in March 2005. The Company also agreed to make additional contingent payments of approximately $2,000 based on delivery of products which will be recorded as additional purchase price when the conditions requiring their payment are met. The goodwill recorded in connection with this acquisition is not deductible for tax purposes.

In December 2003, the Company acquired all of the outstanding capital stock and assumed certain liabilities of TDKM. Total consideration paid included the issuance of 163,641 shares of the Company’s common stock. Although the acquisition was considered significant, the proforma impact on our consolidated financial statements in the 2004 period was not material because the acquisition was made near the beginning of the fiscal year.

The Company has product development agreements with Blue Castle Games, Inc. (“Blue Castle”), a software development studio responsible for creating certain of the Company’s sports titles. Based on the terms of the agreements, Blue Castle is considered a variable interest entity and the Company is considered to be the primary beneficiary of Blue Castle’s future profits or losses. As a result, pursuant to FIN 46 (R), the financial position and results of operations of Blue Castle are included in the Company’s consolidated financial statements for the year ended October 31, 2006. The Company does not have any equity ownership in Blue Castle. The consolidation of Blue Castle did not have a material impact on the Company’s consolidated financial statements.

Pursuant to FASB Interpretation No. 46 (R) “Consolidation of Variable Interest Entities,” the results of operations of Destineer Publishing Corp. (“Destineer”), a publisher of PC games, were consolidated in the Company’s financial statements from November 1, 2003 through January 31, 2005. Effective February 1, 2005, the Company is no longer considered the primary beneficiary of Destineer and does not hold a significant variable interest in Destineer. Accordingly, pursuant to the requirements of FIN 46 (R), the results of Destineer’s operations are not included in the Company’s consolidated financial statements subsequent to February 1, 2005. The consolidation of Destineer did not have a material impact on the Company’s consolidated financial statements.

4.   INVENTORY, NET

As of October 31, 2006 and 2005, inventory consists of:

	October 3 1,
	2006	2005
Finished products, net	$88,337	$128,753
Parts and supplies, net	7,183	7,474
Inventory, net	$95,520	$136,227

Estimated product returns included in inventory at October 31, 2006 and 2005 are $8,603 and $8,857, respectively.

5.   SOFTWARE DEVELOPMENT COSTS

The following table provides the details of software development costs, which are reported in the Company’s publishing segment:

	Years Ended October 31,
	2006	2005	2004
Beginning balance	$108,428	$64,322	$36,746
Additions	136,110	118,711	87,405
Amortization	(118,514)	(66,881)	(52,845)
Write down	(18,764)	(8,089)	(8,772)
Foreign exchange	1,535	365	1,788
Ending balance	108,795	108,428	64,322
Less: current portion	79,248	88,826	50,360
Non-current portion	$29,547	$19,602	$13,962

The amount of software development costs resulting from advance payments and guarantees to third-party developers was $32,494 and $48,104 at October 31, 2006 and October 31, 2005, respectively. In addition, software development costs at October 31, 2006 and 2005 included amounts of $84,448 and $77,544, respectively, related to titles that have not been released yet.

6.   LICENSES

The following table provides the details of licenses, which are reported in the Company’s publishing segment:

	Years Ended October 31,
	2006	2005	2004
Beginning balance	$9,981	$5,665	$225
Additions	9,602	11,305	6,276
Amortization	(10,967)	(6,433)	(836)
Write downs and other	(850)	(556)	—
Ending balance	7,766	9,981	5,665
Less: current portion	5,959	7,651	4,240
Non-current portion	$1,807	$2,330	$1,425

Licenses include $6,800 and $5,466 at October 31, 2006 and October 31, 2005, respectively, related to titles that have not been released yet.

7.   FIXED ASSETS, NET

As of October 31, 2006 and 2005, fixed assets consist of:

	October 31,
	2006	2005
Computer equipment	$21,612	$22,893
Office equipment	11,265	13,940
Computer software	26,447	26,411
Furniture and fixtures	5,770	6,338
Leasehold improvements	20,637	19,031
Capital leases	—	398
	85,731	89,011
Less : accumulated depreciation	38,235	40,394
Fixed assets , net	$47,496	$48,617

Depreciation expense for the years ended October 31, 2006, 2005, and 2004, was $21,771, $16,651, and $12,443, respectively.

In connection with the evaluation of goodwill, the Company identified certain fixed assets within its publishing segment that had book values in excess of their fair values. As a result, the Company recorded impairment charges totaling $2,329 in the second and third quarters of the year ended October 31, 2006 to state such fixed assets at fair value.

8.   GOODWILL AND INTANGIBLE ASSETS, NET

The Company assesses goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if circumstances indicate impairment may have occurred. During the third quarter of the year ended October 31, 2006, the Company recorded a goodwill impairment charge of $6,341 related to its Joytech subsidiary, the Company’s manufacturer and distributor of video game accessories and peripherals, which operates within its publishing segment. The impairment charge was recorded as a component of operating expenses in the accompanying consolidated statement of operations and was determined by comparing the fair value of the Joytech business and the implied value of the goodwill and other long-lived assets, with the carrying amounts on the balance sheet. The decline in the fair value of the Joytech business was due to continued competition and a decline in the price and sales volume of current generation accessories due to weaker market conditions and the ongoing transition to next-generation hardware platforms. The Company performed an annual impairment assessment of goodwill for its remaining reporting units as of August 1, 2006 and did not identify any further impairment.

The change in the Company’s goodwill balance by operating segment is as follows:

	October 31,	Additions and		October 31,
	2005	Adjustments	Impairment	2006
Publishing	$156,169	$14,129	$(6,341)	$163,957
Distribution	23,724	—	—	23,724
Total goodwill	$179,893	$14,129	$(6,341)	$187,681

The following table sets forth the components of the intangible assets subject to amortization:

	Estimated	October 31, 2006			October 31, 2005
	Useful	Gross			Gross
	Lives	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Trademarks	7-10	$17,716	$(9,328)	$8,388	$29,365	$(14,145)	$15,220
Customer lists and relationships	5-10	4,673	(3,556)	1,117	4,673	(3,282)	1,391
Intellectual property	2-6	69,249	(41,791)	27,458	69,927	(36,371)	33,556
Non-compete	5-10	7,617	(5,001)	2,616	8,738	(4,472)	4,266
Technology	3	11,509	(7,840)	3,669	9,032	(4,799)	4,233
		$110,764	$(67,516)	$43,248	$121,735	$(63,069)	$58,666

During the year ended October 31, 2006, the Company wrote-off approximately $7,235 of net intangible assets, included in the “impairment charges and other” caption in the following table. The change in the gross carrying amount of intangibles for the years ended October 31, 2006 and 2005 is as follows:

	October 31,
Gross Intangible Assets	2006	2005
Beginning balance	$121,735	$83,361
Recognized in connection with acquisitions	5,644	14,170
Purchase of intellectual property	82	20,000
Other purchases of intangible assets	—	5,564
Impairment charges and other	(16,697)	(1,360)
Ending balance	$110,764	$121,735

Amortization of intangible assets is included in the Company’s statement of operations as follows:

	Years ended October 31,
	2006	2005	2004
Cost of goods sold - product costs	$9,372	$10,364	$18,870
Depreciation and amortization	4,628	5,365	4,403
Total amortization of intangible assets	$14,000	$15,729	$23,273

Estimated amortization of intangible assets for the years ending October 31 is as follows:

2007	$12,802
2008	10,476
2009	11,008
2010	6,269
2011	2,136
Thereafter	557
Total	43,248

9.   LINES OF CREDIT

In August 2005, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”). The JPMorgan credit agreement provided for borrowings of up to $50,000 through the expiration of the agreement on August 23, 2006. The Company had no borrowings under the credit agreement through its expiration date and did not renew the credit agreement with JPMorgan.

In May 2006, the Company’s United Kingdom subsidiary renewed its credit facility agreement with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $23,000.  The credit facility is primarily secured by the Company’s international cash and accounts receivable balances. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2007. The utilized portion of this facility at October 31, 2006 was approximately $10,178 for standby letters of credit. The Company had no outstanding borrowings under this facility as of October 31, 2006.

10.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of October 31, 2006 and 2005 consist of:

	October 31,
	2006	2005
		As Restated
Compensation and benefits	$17,995	$24,293
Software development costs	43,724	17,940
Licenses	13,725	9,743
Deferred revenue	11,317	6,414
Rent and deferred rent obligations	7,233	6,484
Co-op advertising	3,923	3,802
Professional fees	8,399	7,219
Freight	1,471	2,321
Income taxes payable	18,930	22,511
Other	12,882	12,843
Total	$139,599	$113,570

11.   LEGAL AND OTHER PROCEEDINGS

In July 2005, the Company received three purported class action complaints against the Company and Rockstar Games, two of which were filed in the United States District Court for the Southern District of New York and one such complaint which was filed in the United States District Court, Eastern District of Pennsylvania. On September 8, 2005, another similar complaint was filed in the Circuit Court for the Twentieth Judicial District, St. Clair County, Illinois and then removed to United States District Court for the Southern District of Illinois. The plaintiffs, alleged purchasers of the Company’s Grand Theft Auto: San Andreas game, allege that the Company and Rockstar Games engaged in consumer deception, false advertising and common law fraud and were unjustly enriched as a result of the alleged failure of the Company and Rockstar Games to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving an “M” rating from the ESRB rather than an “AO” rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. The New York and Pennsylvania actions, together with an action commenced against the Company and Rockstar Games in the United States District for the Southern District of New York in August 2006, have been consolidated in the Southern District of New York under the caption In re Grand Theft Auto Video Game Consumer Litigation, (05-CV-6734 (BSJ)) and the Illinois action has been transferred to the Southern District of New York for coordinated pretrial proceedings pursuant to an Order of Judicial Panel on Multidistrict Litigation. These cases have been consolidated for pretrial proceedings under the caption In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK)(MHD). On  June 7, 2006  plaintiffs filed a Consolidated and Amended Complaint. On July 31, 2006, the Company and Rockstar Games filed a Partial Motion to Dismiss those claims brought under the laws of states other than states where the named plaintiffs’ reside and were purportedly injured. By an Opinion and Order dated

October 25, 2006, the Partial Motion to Dismiss was denied. On November 10, 2006 the Company and Rockstar Games filed a Motion to Deny Certification of the proposed nationwide class. On November 17, 2006 the Company and Rockstar Games served an answer denying the allegations in the Consolidated and Amended Complaint and asserting various affirmative defenses. On January 24, 2007, the Plaintiffs cross-moved for certification of the proposed nationwide class. Consolidated discovery in these actions is proceeding.

In January 2006, the City Attorney for the City of Los Angeles filed a complaint against the Company and Rockstar Games in the Superior Court of the State of California. The complaint alleges that the Company and Rockstar Games violated sections of the California Business and Professions Code prohibiting untrue and misleading statements and unfair competition and that the Company and Rockstar Games were unjustly enriched as a result of the alleged failure to disclose that Grand Theft Auto: San Andreas contained “hidden” content which should have resulted in the game receiving an Adults Only (“AO”) rating from the ESRB rather than a Mature (“M”) rating. The complaint also alleges that the Company made misleading statements as to the origin of the “hidden” content. The complaint seeks injunctive relief, restitution for purchasers of the game and civil fines. The action has been removed to the United States District Court, Central District of California and the Company moved to dismiss the complaint. The plaintiff has moved to remand the action to state court and the Judicial Panel on Multidistrict Litigation has issued an order transferring the action to the Southern District of New York  and the action was consolidated for pre-trial purposes with In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK)(MHD).

In November 2006, a complaint was filed against the Company and Rockstar Games in the United States District Court, Eastern District of Pennsylvania, alleging that the Company and Rockstar Games engaged in consumer deception,  were unjustly enriched and in breach of warranty as a result of the alleged failure of the Company and Rockstar Games to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving an “M” rating from the ESRB rather than an “AO” rating. The complaint seeks unspecified damages, declarations of various violations of law and litigation costs. The Company and Rockstar Games have filed a Notice of Tag-along Action with the Judicial Panel on Multi-District Litigation, requesting that the case be transferred to the Southern District of New York for pretrial consolidation with In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK)(MHD). On January 26, 2007, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order, transferring this action to the Southern District of New York for pre-trial consolidation with In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK)(MHD).

In February and March 2006, an aggregate of four purported class action complaints were filed against the Company, its Chief Executive Officer, Chief Financial Officer and former Chief Global Operating Officer in the United States District Court for the Southern District of New York (the “New York Actions”) and one such purported class action was filed in the United States District Court for the Eastern District of Michigan (the “Michigan Action”). The New York plaintiffs are Max Kaplan, John Fenninger, David Andrews and David Toth and the Michigan plaintiff was The City of Flint and Daniel J. Hall on behalf of The City of Flint Employees’ Retirement Pension Fund. The complaints allege that the defendants violated Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“Exchange Act”) by making or causing the Company to make untrue statements or failing to disclose in certain press releases and SEC periodic reports that, among other things: Grand Theft Auto: San Andreas contained “hidden” content which should have resulted in the game receiving an Adults Only (“AO”) rating from the ESRB rather than a Mature (“M”) rating; the defendants attempted to bolster sales of Grand Theft Auto: San Andreas by concealing the “adult content” from retailers who refused to carry AO material; the Company’s management failed to keep its Board of Directors informed of important issues or failed to do so in a timely fashion; and the Company was misstating capitalized software development costs and amortization expense and had inadequate internal controls and procedures to ensure accuracy in its reported financial results. The plaintiffs seek to recover unspecified damages and their costs. The plaintiffs in the Michigan Action voluntarily dismissed their complaint without prejudice. On July 12, 2006, the Court entered Orders appointing the New York City Pension Funds as lead plaintiff and directing the filing of a consolidated amended complaint within sixty (60) days. Plaintiffs filed a consolidated and amended complaint on September 11, 2006. The amended complaint added claims for violations of Sections 10(b) and 20(a) of the Exchange Act related to allegedly improper stock option granting practices at the Company. On December 11, 2006, the Company announced the preliminary results of an internal investigation into its historical stock option granting practices. The preliminary findings showed that there were improprieties in the process of granting and documenting stock options, and that incorrect measurement dates for certain stock option grants were used for financial accounting purposes. The Company further announced that it will need to restate previous financial statements and that its statements between 1997 and April 30, 2006, should not be relied upon. As a result of these announcements the parties have entered into a stipulation modifying the current scheduling order. Pursuant to the stipulation, all pending deadlines have been stayed pending a decision by plaintiffs as to whether they will file a second amended complaint reflecting our recent announcements.

In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the Southern District of New York against the Company, as nominal defendant, and certain of its officers and directors and certain former officers and directors. The factual allegations in this action are similar to the allegations contained in the New York Actions. Plaintiff asserts that certain defendants breached their fiduciary duty by selling the Company’s stock while in possession of certain material non-public information and breached their fiduciary duty and violated Section 14(a) and Rule 14a-9 of the Exchange Act by failing to disclose material facts in the Company’s 2003, 2004 and 2005 proxy statements in which the Company solicited approval to increase share availability under its 2002 Stock Option Plan. Plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold the Company’s stock, unspecified compensatory damages with interest and their costs in the action. A motion to stay the action pending the determination of an investigation by the Special Committee was filed with the Court. On October 4, 2006, the Court issued an order granting the motion and staying the proceedings for a period of 150 days from the date of the Order. On January 17, 2007, the plaintiffs moved for an order granting limited relief from the Court’s October 4, 2006 stay of the proceedings in order to file an Amended Derivative and Class Action Complaint.

In July 2006, Richard Lasky filed a purported derivative action complaint in the Southern District of New York against the Company, as nominal defendant, and certain of its officers and directors and certain former officers and directors. The complaint alleges violations of federal and state law, including violations of the Sarbanes-Oxley Act of 2002, the Exchange Act, breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2000 and the present. The complaint also asserts claims alleging the defendants breached their fiduciary duties in connection with the granting of stock options to certain officers and directors between 1997 and the present. The complaint seeks unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity based compensation paid to them by the Company during its fiscal year ended October 31, 2003, equitable and other relief relating to the proceeds from certain of the defendants’ alleged improper trading activity in the Company’s stock, adoption of certain corporate governance proposals and recovery of litigation costs.

On August 22, 2006, a shareholder derivative complaint was filed by Raeda Karadsheh in the United States District Court of the Southern District of New York against the Company, as nominal defendant, and certain of its current and former officers and directors. The Karadsheh Complaint asserts claims related to the Company’s stock option granting practices. On November 22, 2006, the Court entered an Order consolidating the two actions and providing plaintiffs with forty-five (45) days from the date of the Order to file a consolidated complaint. The Plaintiffs filed a consolidated complaint on January 22, 2007. The consolidated complaint focuses exclusively on the Company’s historical stock option granting practices.

In January 2006, Todd Veeck filed a complaint in the Court of Chancery of the State of Delaware against the Company pursuant to 8 DEL. C. § 220 to compel inspection of the Company’s books and records in order to “investigate” possible breaches of fiduciary duties with regard to the creation, development, marketing and sale of its Grand Theft Auto line of products. The parties were able to amicably resolve this action, which was dismissed with prejudice on December 11, 2006.

In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against the Company, Rockstar Games, Sony Computer Entertainment America Inc. (“SCEA”), Sony Corporation of America (“SCA”), Wal-Mart, GameStop and Devin Moore alleging under Alabama’s manufacturers’ liability and wrongful death statutes that the Company’s video games designed, manufactured, marketed and/or supplied to Mr. Moore resulted in “copycat violence” that caused the death of Messrs. Strickland, Crump and Mealer. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600 million. Wal-Mart, SCEA and SCA have tendered their defense and requested indemnification from the Company, and the Company has accepted such tender. The Company’s motion to dismiss the action was denied and the Company moved to have certain issues certified for an immediate interlocutory appeal before the Alabama Supreme Court. The Company also separately pursued a petition to dismiss claims against it and Rockstar Games, for lack of personal jurisdiction. The Alabama Supreme Court declined to accept the interlocutory appeal, but agreed to hear the petition to dismiss the action for lack of personal jurisdiction. Briefing has been completed on such petition, and the matter is now pending before the Supreme Court. In April 2006, the plaintiffs filed a Third Amended Complaint to add a claim for civil conspiracy; the Company and its co-defendants have moved to dismiss that claim and the motion is pending. In October  2006, the trial court amended a prior Scheduling Order to set (a) a hearing on the admissibility of Plaintiffs’ expert opinions for April 6, 2007; (b) completion of all fact and expert discovery by October 12, 2007; (c) mediation for November 8, 2007; and (d) trial (if necessary) to commence no earlier than January 14, 2008.

In September 2006, the personal representatives of the Estates of Verlin Posey, Tryone Posey, and Marilea Schmid brought an action in the Second Judicial District of Bernalillo County, New Mexico in Albuquerque against the Company; Rockstar Games; SCEA; SCA and Cody Posey (“Posey”), alleging under New Mexico’s products liability and wrongful death statutes that the Company’s video games resulted in “copycat violence” that caused Posey to shoot and kill his father (Verlin Posey), stepmother (Tryone Posey) and stepsister (Marilea Schmid). At his criminal trial, Posey argued self-defense, and presented extensive testimony of long-term substantial physical abuse by his father. Posey was convicted of manslaughter in his father’s death, second degree murder for his stepmother’s death, and first degree murder for his stepsister’s death. At sentencing in April 2006, the judge concluded that Posey suffered from post-traumatic stress disorder and depression, and had “snapped” when he committed the killings; rather than sentence Posey to life in prison, the judge sentenced him to a juvenile facility until he turns twenty-one. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600 million. SCEA and SCA have tendered their defense and requested indemnification from the Company, and the Company has accepted such tender. Copies of the Complaint and Summonses were received by the Company in December 2006; and the Company moved to dismiss the Complaint on January 19, 2007.

The Company intends to vigorously defend and seek dismissal of these matters and, with respect to the derivative actions, the Company has been advised that the individual defendants will vigorously defend such actions. However, the Company cannot predict the outcome of these matters and, if determined adversely to the Company, such matters, either singly or in the aggregate, could result in the imposition of significant judgments, fines and/or penalties which could have a material adverse effect on its financial condition, cash flows or results of operations.

The Company has received notice from the SEC that it is conducting an informal non-public investigation into certain stock option grants made by it from January 1997 to the present. Prior to receiving the notice, the Company had initiated an internal review of its option grants, led by a committee consisting of independent board members who have retained independent legal counsel and accountants to assist in the review. The Company and the Special Committee are fully cooperating with the SEC.

The Company has received grand jury subpoenas issued by the District Attorney of the County of New York requesting production of documents covering various periods beginning on January 1, 1997, including those relating to, among other things: the so-called “Hot Coffee” scenes in Grand Theft Auto: San Andreas; the work of  the Company’s Board of Directors, all Board Committees, and the Special Litigation Committee; certain acquisitions entered into by  the Company ; billing and payment records relating to Pricewaterhouse Coopers LLC (“PWC”) and the termination of PWC as  the Company’s  auditors; communications to financial analysts and stockholders about acquisitions and financial results; compensation and human resources documents of certain  of the Company’s  directors and employees; stock-based compensation; the SEC ’s  June 2006 inquiry; legal services performed for employees; corporate credit card and expense records of certain individuals; the SEC bar of  the Company’s  former Chief Executive Officer, Ryan Brant; and ethics, securities, and conflict of interest policies and questionnaires.  The Company is fully cooperating and providing the documents and information called for by the subpoenas.

The Company has also received a request for information from the Internal Revenue Service that includes a request for records relating to the grant and exercise of options and tax deductions taken by the Company pursuant to Internal Revenue Code Section 162(m) for the period from October 31, 2000 to October 31, 2004. The Company is fully cooperating and providing the requested documents.

The Company is also involved in routine litigation in the ordinary course of its business, which in its opinion will not have a material adverse effect on its financial condition, cash flows or results of operations.

12.   COMMITMENTS AND CONTINGENCIES

A summary of annual minimum contractual obligations and commitments as of October 31, 2006 is as follows:

	Licensing
	and	Software	Operating
	Marketing	Development	Leases	Distribution	Total
2007	$77,119	$42,885	$17,709	$2,540	$140,253
2008	53,859	19,508	15,903	88	89,358
2009	54,034	26	15,409	—	69,469
2010	51,967	—	13,604	—	65,571
2011	49,476	—	12,581	—	62,057
Thereafter	50,053	—	24,096	—	74,149
Total	$336,508	$62,419	$99,302	$2,628	$500,857

Licensing and Marketing Agreements:   The Company’s licensing commitments primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of the Company’s products. As of October 31, 2006, $1,841 of the Company’s guaranteed minimum licensing and marketing commitments are recorded in its consolidated balance sheet because the licensor does not have any significant performance obligation to the Company. Licensing and marketing commitments expire at various times though December 2012 and primarily reflect the Company’s agreements with major sports leagues and players’ associations. Certain of the Company’s licensing and marketing agreements also contain provisions that would impose penalties in the event that the Company fails to meet agreed upon software release dates.

Software Development Agreements:   The Company makes payments to third-party software developers that include contractual advances and royalties under several software development agreements that expire at various times through November 2008. The Company’s aggregate outstanding software development commitments assume satisfactory performance by third-party software developers.

Lease Commitments:   The Company’s office and warehouse facilities are occupied under non-cancelable operating leases expiring at various times through July 2015. The Company also leases certain furniture, equipment and automobiles under non-cancelable leases expiring through August 2011. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term. Rent expense amounted to $16,658, $13,484, and $9,713 for the years ended October 31, 2006, 2005 and 2004, respectively.

Distribution Agreements:   The Company periodically enters into distribution agreements to purchase software games for resale. At October 31, 2006 the Company’s distribution agreements expired at various dates through July 2008.

Contingent Consideration:   Part of the Company’s business acquisition strategy has been to make a portion of the purchase price of certain acquisitions dependent on product delivery or future product sales. See Note 3 for a discussion of the Company’s contingent commitments related to its business acquisitions.

Employee savings plan:   The Company maintains a 401(k) retirement savings plan and trust (the “401(k) Plan”). The 401(k) Plan is offered to all eligible employees and participants may make voluntary contributions. The Company began matching a portion of the contributions in July 2002. The matching contribution expense incurred by the Company during the years ended October 31, 2006, 2005 and 2004 was $1,989, $864 and $583, respectively.

13.   INCOME TAXES

In connection with the restatement of the consolidated financial statements, as described in Note 2, adjustments have been made to the income tax expense reported in the Company’s consolidated statements of operations for tax benefits previously recognized in additional paid-in capital in the statement of stockholders’ equity. Pursuant to section 162(m) of the Internal Revenue Code, stock options that have intrinsic value at the time of grant do not qualify for the performance-based exception to the $1,000 limitation in the deduction of compensation expense for covered employees. The Company’s income tax returns are presently being examined by the Internal Revenue Service and the Company has notified the Internal Revenue Service of the stock option review.

Components of income (loss) before income taxes are as follows:

	Years Ended October 31,
	2006	2005	2004
		As restated	As restated
Domestic	$(182,932)	$(31,122)	$40,868
Foreign	(1,550)	72,842	50,876
Income (loss) before income taxes	$(184,482)	$41,720	$91,744

Income tax expense (benefit) is as follows:

	Years Ended October 31,
	2006	2005	2004
		As restated	As restated
Current
U.S. federal	$(24,418)	$(5,806)	$28,314
U.S. state and local	413	(1,591)	1,170
Foreign	7,052	19,713	14,467
Total current income taxes	(16,953)	12,316	43,951
Deferred:
U.S. federal	16,102	(4,630)	(12,763)
U.S. state and local	1,892	(814)	(1,376)
Foreign	(634)	(466)	(187)
Total deferred income taxes	17,360	(5,910)	(14,326)
Income tax expense (benefit)	$407	$6,406	$29,625

A reconciliation of the Company’s effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Years Ended October 31,
	2006	2005	2004
		As restated	As restated
U.S. federal statutory rate	-35.0%	35.0%	35.0%
Foreign tax expense differential	0.5%	-13.5%	-4.1%
Foreign income exclusion	-0.6%	-6.4%	-4.2%
State and local taxes , net of U.S. federal benefit	1.0%	-2.9%	3.2%
Federal valuation allowance	32.5%	-0.2%	—
Non-deductible expenses	0.0%	—	2.8%
Other	1.8%	3.4%	-0.4%
Effective tax rate	0.2%	15.4%	32.3%

The lower annual effective tax rate for fiscal 2006 is a result of the Company recording a valuation allowance to reduce deferred tax assets relating to net operating loss carryforwards and deductible temporary differences. It is more-likely-than-not that such deferred tax assets will not be realized.

The effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	October 31,
	2006	2005
		As restated
Current deferred tax assets and (liabilities):
Sales returns and allowances (including bad debt)	$13,779	$9,758
Inventory reserves	5,326	5,097
Deferred rent	2,731	2,239
Deferred revenue	357	1,487
Capital loss carryforward	4,102	3,260
Other	9,760	2,828
Capitalized software and depreciation	(25,924)	(7,400)
Total current deferred tax assets	10,131	17,269
Less: Valuation allowance	(9,943)	(6,326)
Net current deferred tax asset (liability)	188	10,943
Non-current deferred tax assets and (liabilities):
Capital loss carryforward	2,968	7,003
Equity compensation	2,651	3,053
Domestic net operating loss carryforward	34,684	9,549
Foreign tax credit carryforward	1,396	—
Foreign net operating loss carryforwards	3,602	3,240
Deferred revenue	20,343	—
Intangible amortization	6,329	1,135
Capitalized software and depreciation	2,417	(2,247)
Total non-current deferred tax assets	74,390	21,733
Less: Valuation allowance	(73,051)	(13,433)
Net non-current deferred tax assets	1,339	8,300
Deferred taxes, net	$1,527	$19,243

The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that certain deferred tax assets, principally net operating losses and capital losses, cannot be used in the foreseeable future. Accordingly, a full valuation allowance has been established for these tax benefits.

At October 31, 2006, the Company had a U.S. federal net operating loss carryforward totaling $57,830 that will expire in fiscal period 2026; a U.S. federal capital loss carryforward of $18,274 that will expire in fiscal periods 2007 and 2008; and a foreign net operating loss carryforward of $17,458 that will expire in fiscal periods 2010 except for $10,555 that may be carried forward indefinitely.

The total amount of undistributed earnings of foreign subsidiaries was approximately $176,000 and $166,000 for the years ended October 31, 2006 and 2005, respectively. It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends to the Company.

The Company is regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. The Company believes that its tax return positions comply with applicable tax law and that it has adequately provided for reasonably foreseeable assessments of additional taxes. Additionally, the Company believes that any assessments in excess of the amounts provided for will not have a material adverse impact on the consolidated financial statements.

14.   STOCKHOLDERS’ EQUITY

Share Repurchases

In January 2003, the Board of Directors authorized a stock repurchase program which allowed the Company to repurchase up to $25,000 of the Company’s common stock from time to time in the open market or in privately negotiated transactions. In June and August 2005, the Company repurchased 925,341 shares of common stock at an aggregate cost of $24,929. All shares repurchased were retired in August 2005.

In July 2005, the Company modified a stock compensation arrangement and accepted for return 412,500 shares of the Company’s common stock, held by three employees with a fair market value at the original issuance date of approximately $9,350, for cash bonuses payable in the future. At the date of modification, 366,667 shares were fully vested and $8,311 of compensation expense had been previously recognized. The remaining unvested shares were forfeited and the additional compensation expense of future cash bonuses of $1,039 has been recognized ratably as expense through February 2006. In October 2005, 412,500 common shares under this arrangement were retired.

Stock-Based Compensation Plans

The Company has the following stock-based compensation plans:

Incentive Stock Plan.   The Company has adopted an Incentive Stock Plan (“Incentive Plan”). The Incentive Plan provides for the grant of restricted stock, deferred stock and other stock-based awards of the Company’s common stock to directors, officers and other employees of the Company. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. In June 2005, the stockholders approved an increase in the aggregate amount of shares to 2,500,000 shares from 1,500,000 shares.

Restricted stock awards are expensed on a straight-line basis over the vesting period, which typically ranges from one to four years. As of October 31, 2006, the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested restricted stock is approximately $18,000 and will be recognized as compensation expense on a straight-line basis over the remaining vesting period, which is through fiscal year ended October 31, 2009. The Company recognized $8,604 of stock-based compensation related to its restricted stock awards for the year ended October 31, 2006.

The following table summarizes the activity in non-vested restricted stock under the Company’s stock-based compensation plans:

		Weighted
		Average
		Shares
		Grant
	(in thousands)	Price
Non-vested restricted stock at October 31, 2005	600	23.03
Granted	1,179	15.41
Vested	(320)	22.69
Forfeited	(53)	20.17
Non-vested restricted stock at October 31, 2006	1,406	16.83

Stock Option Plans.   In June 2002, the stockholders of the Company approved the Company’s 2002 Stock Option Plan, as previously adopted by the Company’s Board of Directors (the “2002 Plan”), pursuant to which officers, directors, employees and consultants of the Company may receive stock options to purchase shares of Common Stock. In June 2005, the stockholders approved an increase in the aggregate amount of shares to 11,000,000 shares from 9,000,000 shares. As of October 31, 2006, there are approximately 2,300,000 shares available for grant under the 2002 Plan.

In January 1997, the stockholders of the Company approved the Company’s 1997 Stock Option Plan, as amended, as previously adopted by the Company’s Board of Directors (the “1997 Plan”), pursuant to which officers, directors, employees and consultants of the Company may receive options to purchase up to an aggregate of 6,500,000 shares of the Company’s Common Stock. As of October 31, 2006, there are no options available for grant under the 1997 Plan.

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

As of October 31, 2006 and 2005, there were outstanding stock options granted under the Company’s stock option plans to purchase in the aggregate 5,129,000 and 6,691,000 shares of the Company’s Common Stock, respectively, vesting at various times from 2007 to 2009 and expiring at various times from 2007 to 2011. Options granted generally vest over a period of three to five years.

As of October 31, 2006 and 2005, there are non-plan stock options outstanding for an aggregate of 673,000 and 804,000 shares of the Company’s Common Stock, respectively. The non-plan stock options outstanding at October 31, 2006 vest in 2007 and expire at various times from 2007 to 2009.

As discussed in Note 2, the Company, in granting options, was found in many cases not to be in compliance with the terms of its stock option plans.

The following table summarizes the activity in options under the plans inclusive of non-plan options:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
(options in thousands)	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	7,495	$20.47	$7,467	$15.87	6,855	$13.49
Granted	397	13.53	2,940	23.95	2,931	21.16
Exercised	(306)	10.75	(2,717)	11.58	(1,560)	13.73
Forfeited	(1,784)	19.83	(195)	20.75	(759)	19.17
Outstanding at end of year	5,802	$20.70	$7,495	$20.47	7,467	$15.87
Exercisable at year-end	3,627	$19.92	$3,135	$17.56	3,258	$12.00
Weighted average fair value of options
granted during the year		$6.27		$12.84		$12.77

The following summarizes information about stock options outstanding and exercisable at October 31, 2006 (options in thousands):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
			Average	Weighted		Weighted	Average
		Number of	Remaining	Average	Number of	Average	Remaining
Exercise Price Ranges		Shares	Contractual	Exercise	Shares	Exercise	Contractual
From	To	Outstanding	Life	Price	Exercisable	Price	Life
$3.66	12.23	494	2.2	$10.42	283	$10.41	0.4
12.93	16.87	679	1.7	14.67	573	14.30	1.2
17.19	21.28	1,847	2.6	20.20	1,519	20.18	2.5
21.79	26.59	2,782	3.3	24.37	1,252	24.33	3.1
		5,802	2.8	20.72	3,627	19.92	2.3

As of October 31, 2006, due to the Company’s stock price, there is no aggregate intrinsic value related to options outstanding or exercisable and the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested options is approximately $18,500, which will be recognized as compensation expense, on a straight-line basis, over the remaining vesting periods through 2009. The Company recognized $12,064 of stock-based compensation related to its stock option awards for the year ended October 31, 2006.  The weighted average exercise price of stock options expected to vest at October 31, 2006 is $22.05.

The fair value of the Company’s stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of the Company’s stock price and employee stock option exercise behavior. The assumptions and variables used for the current period grants were developed based on SFAS 123(R) and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” The following table summarizes the assumptions and variables used by the Company to compute the weighted average fair value of stock option grants:

	Years Ended October 31,
	2006	2005	2004
		As restated	As restated
Risk-free interest rate	4.8%	3.8%	3.4%
Expected stock price volatility	57.7%	62.4%	71.9%
Expected term until exercise (years)	3.6	4.6	4.5
Dividends	None	None	None

For the year ended October 31, 2006, the Company used a combination of historical volatility and implied volatility for publicly traded options on the Company’s stock as the expected volatility assumption required in the Black-Scholes option-pricing model consistent with SFAS 123(R) and SAB 107. Prior to fiscal 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the implied volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

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

For the years ended October 31, 2005 and 2004, had the compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123(R), the Company’s net income and net income per share would have been adjusted to the restated pro forma amounts indicated below:

	Years Ended October 31,
	2005	2004
	As restated	As restated
Net income as reported	$35,314	$62,119
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	10,650	5,288
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(30,460)	(22,483)
Pro forma net income	15,504	$44,924
Basic and diluted earnings per share:
Basic — as restated	$0.51	$0.93
Basic — proforma as restated	0.22	0.67
Diluted — as restated	0.50	0.91
Diluted — proforma as restated	0.22	0.65

The Company’s restatement of stock-based compensation expense, as discussed in Note 2, and the related impact that the re-measurement of stock-option awards had on previously reported “expected term until exercise”, as disclosed above, reduced previously reported pro forma net income by $2,915 and $6,544 in 2005 and 2004, respectively.

15.     SEGMENT AND GEOGRAPHIC INFORMATION

The Company publishes and distributes interactive software games designed for video game consoles, personal computers and handheld platforms. The Company’s operations involve similar products and customers worldwide and include products that are developed and sold domestically and internationally. Publishing revenue is derived from the sale of internally developed software titles and software titles developed on the Company’s behalf by third parties. Distribution revenue is derived from the sale of third-party software titles, accessories and hardware to retail outlets in North America. Generally, publishing activities generate higher margins than distribution activities, with sales of PC software titles resulting in higher margins than sales of products designed for video game consoles and handheld platforms.

The Company’s chief operating decision maker is considered to be the Chief Executive Officer (“CODM”). The Company continues to be centrally managed and the chief operating decision maker primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance.

The CODM also reviews and assesses performance of each operating segment based on gross margin. Gross margin is defined as revenue, less costs of goods sold.

Beginning February 1, 2006, the Company’s chief operating decision maker began receiving financial information that contains additional information that separately identifies the Company’s publishing and distribution activities, including gross margin information. Accordingly, the Company currently considers its publishing and distribution activities as two separate reportable segments. The Company has revised prior period financial information to reflect this change and to conform to current year presentation.

The Company’s operating segments do not record inter-segment revenue and therefore none has been reported. The Company does not allocate operating expenses, interest and other income, interest expense or income taxes to operating segments. The Company’s accounting policies for segment reporting are the same as for the Company as a whole.

Information about the Company’s reportable segments is as follows:

	Years Ended October 31,
Net revenue:	2006	2005	2004
Publishing	$753,315	$851,862	$768,482
Distribution	284,525	349,358	359,269
Total net revenue	$1,037,840	$1,201,220	$1,127,751

	Years Ended October 31,
Gross Profit:	2006	2005	2004
Publishing(1)	186,654	$382,539	$353,071
Distribution	25,710	32,303	25,000
Gross profit	$212,364	$414,842	$378,071

(1)           The publishing segment’s gross profit for the year ended October 31, 2006 included non-cash charges of approximately $20.7 million due to the write-down of several software titles.

	October 31, 2006			October 31, 2005
	Publishing	Distribution	Total	Publishing	Distribution	Total
				As restated	As restated	As restated
Accounts receivable, net	$109,974	$33,225	$143,199	$140,017	$57,844	$197,861
Inventory, net	35,068	60,452	95,520	54,149	82,078	136,227
Non-current assets	285,317	38,616	323,933	278,061	44,358	322,419
Total assets	710,467	158,339	868,806	717,756	217,464	935,220

The Company attributes net revenue to geographic regions based on product destination. Information about the Company’s net revenue by geographic region is as follows:

	Years Ended October 31,
Revenue by Geographic Region:	2006	2005	2004
United States	$628,785	$723,615	$712,999
Canada	83,840	93,979	104,373
North America	712,625	817,594	817,372
United Kingdom	98,186	125,447	99,896
Continental Europe	193,808	223,957	173,880
Asia Pacific and other	33,221	34,222	36,603
Total net revenue	$1,037,840	$1,201,220	$1,127,751

Information about the Company’s net revenue by product platforms is as follows:

	Years Ended October 31,
Net Revenue by Product Platform:	2006	2005	2004
Sony PlayStation 2 and PlayStation	$264,931	$579,216	$663,869
Microsoft Xbox 360	180,063	—	—
Microsoft Xbox	60,017	204,535	222,165
Nintendo GameCube	14,521	30,287	39,732
PC	178,952	145,435	69,653
Sony PSP	142,728	60,514	—
Nintendo handheld devices	58,025	74,476	72,130
Hardware	94,905	62,465	35,691
Accessories and other	43,698	44,292	24,511
Total net revenue	$1,037,840	$1,201,220	$1,127,751

16.     SUPPLEMENTARY FINANCIAL INFORMATION

The following table provides details of the Company’s valuation and qualifying accounts.

		Additions
			Charged to
	Beginning	Revenue	Costs and			Ending
	Balance	Reduction(1)	Expenses	Deductions	Other	Balance
Year ended October 31, 2006
Valuation allowance for deferred income taxes	$19,759	$—	$66,647	$(3,412)	$—	$82,994
Sales returns, price protection and other allowances	$65,785	$168,875	$3,042	$(153,411)	$2,887	$87,178
Allowance for doubtful accounts	4,119	—	926	(647)	(67)	4,331
Total accounts receivable allowances	$69,904	$168,875	$3,968	$(154,058)	$2,820	$91,509
Year ended October 31, 2005
Valuation allowance for deferred income taxes, as restated	$12,559	$—	$3,981	$—	$3,219	$19,759
Sales returns, price protection and other allowances	$67,287	$146,134	$2,229	$(148,447)	$(1,418)	$65,785
Allowance for doubtful accounts	4,928	—	(674)	—	(135)	4,119
Total accounts receivable allowances	$72,215	$146,134	$1,555	$(148,447)	$(1,553)	$69,904
Year ended October 31, 2004
Valuation allowance for deferred income taxes, as restated	$11,275	$—	$1,481	$(197)	$—	$12,559
Sales returns, price protection and other allowances	$58,511	$174,855	$1,678	$(175,130)	$7,373	$67,287
Allowance for doubtful accounts	4,306	—	4,522	(3,995)	95	4,928
Total accounts receivable allowances	$62,817	$174,855	$6,200	$(179,125)	$7,468	$72,215

(1)           Includes price concessions of $73,861, $30,412 and $52,827; returns of $54,004, $70,237 and $65,435; other sales allowances including rebates, discounts and cooperative advertising of $41,010, $45,485 and $56,593 for the years ended October 31, 2006, 2005 and 2004, respectively.

17.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended October 31, 2006. The Company’s restatement, as described in Note 2, did not have a material impact on the Company’s 2006 statements of operations. Amounts related to the Company’s first and second fiscal quarters of 2006 were recorded in the third fiscal quarter of 2006 due to their immateriality and therefore, the Company’s previously reported 2006 quarterly results have not been restated.

	Quarter
2006	First	Second (2)	Third (4)	Fourth
Net revenue	$264,981	$265,122	$241,181	$266,556
Gross profit	55,667	17,772	57,126	81,799
Net Income (loss)	$(29,122)	$(50,373)	$(91,379)	$(14,015)
Per share data:
Basic - EPS	$(0.41)	$(0.71)	$(1.29)	$(0.20)
Diluted - EPS	$(0.41)	$(0.71)	$(1.29)	$(0.20)
2005	As restated (1)	As restated (1)	As restated (1),(3)	As restated (1)
Net revenue	$502,474	$222,068	$169,899	$306,779
Gross profit	180,575	71,846	47,720	114,701
Net Income (loss)	$54,154	$(8,725)	$(28,976)	$18,861
Per share data:
Basic - EPS	$0.79	$(0.12)	$(0.41)	$0.27
Diluted - EPS	$0.78	$(0.12)	$(0.41)	$0.27

(1)          See the reconciliation of the Company’s 2005 quarterly statements of operations below, which were restated for the matters discussed in Note 2.

(2)          In the second quarter of 2006, the Company recorded impairment charges totaling $24,421 to the write-off capitalized software costs related to discontinued software titles, trademarks and other assets. In addition, the Company recorded charges of $1,964 related to severance costs and lease abandonment in second quarter of 2006.

(3)          In the third quarter 2005, net revenue and gross profit were reduced by estimated provisions of approximately $32.6 million and $29.6 million, respectively, primarily due to additional product returns and processing costs as a result of the re-rating of Grand Theft Auto: San Andreas by the Entertainment Software Rating Board (“ESRB”) in July 2005. In the 4th quarter 2005, the provisions were reduced due to better than expected sell-through of the product and lower processing costs which increased 4th quarter net revenue and gross profit by $8.2 million and $7.8 million, respectively.

(4)          The Company recorded the following expenses in the third quarter of 2006:

a.                 $8,080 to write-down the goodwill and fixed assets of its Joytech subsidiary, a manufacturer of video game accessories and peripherals.

b.                $5,227 for the impairment of software development costs and record charges for severance and office abandonment.

c.                 Approximately $900 of stock-based compensation expenses related to the stock option investigation performed by the Special Committee.

d.                Approximately $59,500 to reduce income tax benefits due to uncertainty surrounding the realizability of such deferred tax assets.

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per share information may not equal annual basic and diluted earnings per share.

The following tables present the effects of adjustments made to the Company’s previously reported quarterly financial information in the year ended October 31, 2005:

	First Quarter Ended			Second Quarter Ended
	January 31, 2005			April 30, 2005
	As			As
	previously		As	previously		As
	reported	Adjustments	Restated	reported	Adjustments	restated
Net revenue	$502,474	$—	$502,474	$222,068	$—	$222,068
Cost of goods sold:
Product costs	237,485	—	237,485	123,504	—	123,504
Royalties	80,209	—	80,209	21,938	—	21,938
Software development costs	4,205	—	4,205	4,780	—	4,780
Total cost of goods sold	321,899	—	321,899	150,222	—	150,222
Gross Profit	180,575	—	180,575	71,846	—	71,846
Selling and marketing	50,931	224	51,155	36,275	82	36,357
General and administrative	28,687	885	29,572	28,705	333	29,038
Research and development	23,417	167	23,584	13,785	156	13,941
Depreciation and amortization	4,786	—	4,786	5,102	—	5,102
Total operating expenses	107,821	1,276	109,097	83,867	571	84,438
Income (loss) from operations	72,754	(1,276)	71,478	(12,021)	(571)	(12,592)
Interest income, net	540	(3)	537	1,164	(3)	1,161
Interest and other, net	540	(3)	537	1,164	(3)	1,161
Income (loss) before income taxes	73,294	(1,279)	72,015	(10,857)	(574)	(11,431)
Provision (benefit) for income taxes	18,045	(184)	17,861	(2,671)	(35)	(2,706)
Net income (loss)	$55,249	$(1,095)	$54,154	$(8,186)	$(539)	$(8,725)
Earnings (loss) per share:
Basic	$0.81	$(0.02)	$0.79	$(0.12)	$(0.01)	$(0.12)
Diluted	$0.79	$(0.02)	$0.78	$(0.12)	$(0.01)	$(0.12)
Weighted average shares outstanding:
Basic	68,529	—	68,529	70,112	—	70,112
Diluted	69,774	73	69,847	70,112	—	70,112

	Third Quarter Ended			Fourth Quarter Ended
	July 31, 2005			October 31, 2005
	As			As
	previously		As	previously		As
	restated	Adjustments	restated	reported	Adjustments	restated
Net revenue	$169,899	$—	$169,899	$308,154	$(1,375)	$306,779
Cost of goods sold:
Product costs	92,525	—	92,525	139,863	380	140,243
Royalties	25,608	—	25,608	36,495	—	36,495
Software development costs	4,046	—	4,046	15,340	—	15,340
Total cost of goods sold	122,179	—	122,179	191,698	380	192,078
Gross Profit	47,720	—	47,720	116,456	(1,755)	114,701
Selling and marketing	32,437	12	32,449	38,072	(1,365)	36,707
General and administrative	32,539	(158)	32,381	33,794	(369)	33,425
Research and development	19,736	163	19,899	16,222	78	16,300
Depreciation and amortization	5,691	—	5,691	6,437	—	6,437
Total operating expenses	90,403	17	90,420	94,525	(1,656)	92,869
Income (loss) from operations	(42,683)	(17)	(42,700)	21,931	(99)	21,832
Interest income, net	1,261	(3)	1,258	750	(4)	746
Interest and other, net	1,261	(3)	1,258	750	(4)	746
Income (loss) before income taxes	(41,422)	(20)	(41,442)	22,681	(103)	22,578
Provision (benefit) for income taxes	(12,642)	176	(12,466)	3,489	228	3,717
Net income (loss)	$(28,780)	$(196)	$(28,976)	$19,192	$(331)	$18,861
Earnings (loss) per share:
Basic	$(0.41)	$(0.00)	$(0.41)	$0.27	$(0.00)	$0.27
Diluted	$(0.41)	$(0.00)	$(0.41)	$0.27	$(0.00)	$0.27
Weighted average shares outstanding:
Basic	70,556	—	70,556	70,158	—	70,158
Diluted	70,556	—	70,556	70,717	27	70,744

In addition to the matters described in Note 2, the adjustments recorded in the fourth quarter of 2006 include the effect of unrecorded adjustments that were previously deemed insignificant as of October 31, 2005, as follows:

Account	Increase/(decrease)
Revenue	(1,375)
Product costs	380
Selling and marketing	(1,375)
Income taxes	(146)
Net income	(234)

The following tables set forth the Company’s balance sheets as of January 31, 2006 and 2005 and April 30, 2006 and 2005, restated to correct the Company’s past accounting for stock options. Adjustments to assets and liabilities primarily affect deferred tax assets and tax liabilities:

	January 31, 2006			April 30, 2006
	As			As
	previously			previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$142,897	$—	$142,897	$141,068	$—	$141,068
Accounts receivable, net	84,282	(207)	84,075	130,328	(207)	130,121
Inventory, net	107,413	—	107,413	91,820	—	91,820
Software development costs	77,529	—	77,529	69,431	—	69,431
Licenses	6,717	—	6,717	4,253	—	4,253
Prepaid taxes and taxes receivable	60,864	146	61,010	69,854	146	70,000
Prepaid expenses and other	34,304	(380)	33,924	66,091	(380)	65,711
Total current assets	514,006	(441)	513,565	572,845	(441)	572,404
Fixed assets, net	48,215	—	48,215	49,796	—	49,796
Software development costs, net of current portion	40,401	—	40,401	27,183	—	27,183
Licenses, net of current portion	4,417	—	4,417	4,984	—	4,984
Goodwill	190,851	—	190,851	190,491	—	190,491
Other intangibles, net	60,481	—	60,481	48,916	—	48,916
Other assets	10,282	2,785	13,067	11,802	2,785	14,587
Total assets	$868,653	$2,344	$870,997	$906,017	$2,344	$908,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,887	$—	$79,887	108,216	$—	$108,216
Accrued expenses and other current liabilities	100,395	12,648	113,043	149,869	12,648	162,517
Total current liabilities	180,282	12,648	192,930	258,085	12,648	270,733
Deferred tax liability	—	—	—	—	—	—
Other long -term liabilities	1,070	—	1,070	403	—	403
Total liabilities	181,352	12,648	194,000	258,488	12,648	271,136
Stockholders’ Equity:
Common stock	715	—	715	725	—	725
Additional paid-in capital	426,628	32,025	458,653	433,381	32,025	465,406
Retained earnings	258,755	(42,329)	216,426	208,382	(42,329)	166,053
Accumulated other comprehensive income (loss)	1,203	—	1,203	5,041	—	5,041
Total stockholders’ equity	687,301	(10,304)	676,997	647,529	(10,304)	637,225
Total liabilities and stockholders’ equity	$868,653	$2,344	$870,997	$906,017	$2,344	$908,361

	January 31, 2005			April 30, 2005			July 31, 2005
	As			As			As
	previously	Ad-		previously	Ad-		previously	Ad-
	reported	justments	As restated	reported	justments	As restated	reported	justments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$303,070	$—	$303,070	$210,241	$—	$210,241	$195,355	$—	$195,355
Accounts receivable, net	136,515	—	136,515	127,278	—	127,278	61,735	—	61,735
Inventory, net	134,103	—	134,103	116,568	—	116,568	104,414	—	104,414
Software development costs	34,827	—	34,827	50,802	—	50,802	51,423	—	51,423
Licenses	6,689	—	6,689	5,981	—	5,981	6,787	—	6,787
Prepaid taxes and taxes receivable	12,878	—	12,878	26,072	—	26,072	46,160	—	46,160
Prepaid expenses and other	48,356	—	48,356	59,500	—	59,500	60,171	—	60,171
Total current assets	676,438	—	676,438	596,442	—	596,442	526,045	—	526,045
Fixed assets, net	37,952	—	37,952	43,075	—	43,075	46,644	—	46,644
Software development costs, net of current portion	53,181	—	53,181	47,423	—	47,423	61,365	—	61,365
Licenses, net of current portion	1,800	—	1,800	2,650	—	2,650	2,146	—	2,146
Goodwill	163,631	—	163,631	166,417	—	166,417	175,316	—	175,316
Other intangibles, net	57,375	—	57,375	59,934	—	59,934	62,612	—	62,612
Other assets	8,535	4,343	12,878	8,280	3,339	11,619	8,094	3,052	11,146
Total assets	$998,912	$4,343	$1,003,255	$924,221	$3,339	$927,560	$882,222	$3,052	$885,274
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$87,409	$—	$$87,409	$90,524	$—	$90,524	$76,839	$—	$76,839
Accrued expenses and other current liabilities	189,593	11,283	200,876	93,740	11,823	105,563	109,880	12,348	122,228
Total current liabilities	277,002	11,283	288,285	184,264	11,823	196,087	186,719	12,348	199,067
Deferred tax liability	9,937	—	9,937	11,026	—	11,026	12,950	—	12,950
Other long-term liabilities	2,741	—	2,741	2,741	—	2,741	2,933	—	2,933
Total liabilities	289,680	11,283	300,963	198,031	11,823	209,854	202,602	12,348	214,950
Stockholders’ Equity:
Common stock	697	—	697	713	—	713	716	—	716
Additional paid-in capital	409,994	35,937	445,931	436,476	34,412	470,888	442,918	34,353	477,271
Deferred compensation	(14,905)	(1,614)	(16,519)	(13,095)	(1,093)	(14,188)	(8,329)	(1,649)	(9,978)
Retained earnings	305,651	(41,263)	264,388	297,465	(41,803)	255,662	268,685	(42,000)	226,685
Treasury stock, at cost							(23,309)		(23,309)
Accumulated other comprehensive income (loss)	7,795	—	7,795	4,631	—	4,631	(1,061)	—	(1,061)
Total stockholders’ equity	709,232	(6,940)	702,292	726,190	(8,484)	717,706	679,620	(9,296)	670,324
Total liabilities and stockholders’ equity	$998,912	$4,343	$1,003,255	$924,221	$3,339	$927,560	$882,222	$3,052	$885,274

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

	By:	/s/ Paul Eibeler
Paul Eibeler
Chief Executive Officer and President
February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ Paul Eibeler	Chief Executive Officer and President	February 28, 2007
Paul Eibeler	(Principal Executive Officer)
/s/ Karl H. Winters	Chief Financial Officer (Principal	February 22, 2007
Karl H. Winters	Financial and Accounting Officer)
/s/ Robert Flug	Director
Robert Flug		February 28, 2007
/s/ Steven Tisch	Director	February 26, 2007
Steven Tisch
/s/ Oliver R. Grace, Jr.	Director	February 23, 2007
Oliver R. Grace, Jr.
/s/ Todd Emmel	Director	February 23, 2007
Todd Emmel
/s/ Mark Lewis	Director	February 22, 2007
Mark Lewis
/s/ Michael J. Malone	Director	February 22, 2007
Michael J. Malone
/s/ John F. Levy	Director	February 23, 2007
John F. Levy
/s/Grover C. Brown	Director	February 23, 2007
Grover C. Brown