Form 10-Q
period 2006-07-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2007-03-01
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF l934.

For the quarterly period ended July 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☒      Accelerated Filer  ☐      Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of February 16, 2007, there were 72,838,149 shares of the Registrant’s Common Stock outstanding.

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on the beliefs of management and assumptions made by and information currently available to them. The words “expect,” “anticipate,” “believe,” “may,” “estimate,” “intend” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions including those described in “Risk Factors,” which could cause our actual results to be materially different from results expressed or implied by such forward-looking statements.

EXPLANATORY NOTE

Take-Two Interactive Software, Inc. (“the Company”) has restated its condensed consolidated balance sheet as of October 31, 2005, the related condensed consolidated statements of operations for the three and nine months ended July 31, 2005 and the related condensed consolidated statement of cash flows for the nine months ended July 31, 2005. In the Company’s Form 10-K for the fiscal year ended October 31, 2006 that was filed with the Securities and Exchange Commission (the “2006 Form 10-K”), the Company restated its consolidated balance sheet as of October 31, 2005 and the related statements of operations, stockholders’ equity and cash flows for each of the fiscal years ended October 31, 2005 and 2004, as well as consolidated financial information for each of the quarters in fiscal year 2005.

The 2006 Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended October 31, 2005, 2004, 2003, and 2002, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended October 31, 2005 and October 31, 2004.

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

The Company also identified certain stock option grants where the sole evidence was the aforementioned stock option agreements, interoffice request forms or stock option grant letters and employment agreement amendments (collectively, “Non-contemporaneous Dated Documents”). Stock option agreements included terms of the option grant and typically used “as of” dating to document such terms, and the Investigative Team concluded that it was unlikely that such agreements were signed by the Company and the employee on a contemporaneous basis. The interoffice request forms were undated standard forms that reflected the term of the option grants including, in some cases, grant dates. Stock option grant letters were also undated correspondence that reflected all of the terms of the options. The stock option grant letter became the primary means of documenting all of the terms of the option grants beginning in May 2002. At that time, the Company memorialized all prior option grants by preparing stock option grant letters and these grant letters were not contemporaneously prepared. All of the Non-contemporaneous Dated Documents were either authorized or signed by the former Chairman/CEO until March 2004 when he stepped-down as Chairman. As noted above, the Investigative Team found the former Chairman/CEO to have engaged in a pattern and practice of backdating option grants and determined that his representations could not be relied upon. Accordingly, any form of stock grant documentation that was authorized and/or signed by him and for which there was no other evidence that corroborated the measurement date, was deemed to be unreliable for measurement purposes.

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

With respect to the Non-contemporaneous Dated Documents or otherwise unsupported grants, the Investigative Team reviewed and analyzed all available correspondence, including the master stock option tracking spreadsheets to determine the date on which the option was first entered into the spreadsheet, and the first period the grant was included in the EPS Records. The Company used available metadata and other computer generated records to determine the date on which the award was first entered into these spreadsheets. If the first date that the option was entered into the spreadsheet was identified, that date was used as the measurement date after considering any other available documentation. In cases where the date of first entry in the master option tracking spreadsheet was subsequent to the quarter in which the grant was first included in the EPS Records, the EPS Records were used for the determination of the measurement date. EPS Records were only considered when there was no earlier correspondence or other evidence to document a more reliable measurement date.

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

Based on the relevant facts and circumstances, the Company applied the controlling accounting standards in each year to determine, for every grant within each category, the proper measurement date. If the measurement date was not the original date that was reported in the records of the Company, accounting adjustments were made to record compensation expense based on the difference between the closing price on the revised measurement date and the exercise price. The restatement as a result of the Special Committee investigation resulted in stock-based compensation expense and tax effects totaling approximately $54.6 million ($42.1 million, net of tax) from the IPO through October 31, 2005. The Investigative Team used a significant amount of judgment in examining each separate option grant and also in determining the new measurement date applied to each grant in the Company’s calculation of compensation expense.

The Company has restated previously filed financial statements in this Form 10-Q. The impact of the restatement adjustments on the Company’s 2006 statements of operations was recorded in the third quarter of fiscal year 2006 due to its immateriality, and therefore the Company’s previously reported 2006 quarterly results of operations for the first and second quarters have not been restated.

The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock-based compensation awards is shown below (dollars in thousands). Amounts for the year ended October 31, 2003, and in all periods prior thereto, have been derived from the Company’s unaudited historical statements of operations.

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

(a)           See Note 3 of the Company’s Consolidated Condensed Financial Statements included in this Form 10-Q for additional information regarding the restatement of its consolidated financial statements for this period.

(b)          The impact on the 2003 and 2002 periods has been reflected in Item 6. Selected Financial Data in the 2006 Form 10-K.

(c)           The cumulative effect of the stock-based compensation adjustments through October 31, 2001 is reflected as an adjustment to beginning retained earnings/stockholders’ equity in the 2002 period information presented in Item 6, Selected Financial Data in the 2006 Form 10-K. The following is a summary of the pre-tax and after-tax expense, by year (all amounts have been derived from the Company’s unaudited historical statements of operations):

	Pre-tax adjustment to
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

Additionally, the Company has restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 4 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

The Company is in the process of determining the extent of the adverse tax consequences that may be incurred by the holders of re-measured stock options. The adverse tax consequences relate to re-measured stock options vesting after December 31, 2004 (“409A Affected Options”) and subject the option holder to a penalty tax under Internal Revenue Code (“IRC”) IRC Section 409A (and, as applicable, similar penalty taxes). One action being considered by the Company is to offer to amend the 409A Affected Options to increase the exercise price to the market price on the accounting measurement date or, if lower, the market price at the time of the option amendment. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-executive officers cannot be offered until after this Form 10-Q is filed and do not need to be completed until December 31, 2007. Another possible action is to approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (but there is no assurance that the options will be exercised). The Company has not determined what actions it will take, if any, with respect to 409A Affected Options. Any charges that arise from actions taken by the Company will be recorded in the period in which the determinations are made.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except per share amounts)

	July 31, 2006	October 31, 2005
		(Restated)
ASSETS
Cash and cash equivalents	$179,130	$107,195
Accounts receivable, net of allowances of $82,532 and $69,904 at July 31, 2006 and October 31, 2005, respectively	98,027	197,861
Inventory, net	83,221	136,227
Software development costs	69,997	88,826
Licenses	5,907	7,651
Prepaid taxes and taxes receivable	68,732	40,453
Prepaid expenses and other	25,968	34,588
Total current assets	530,982	612,801
Fixed assets, net	46,482	48,617
Software development costs, net of current portion	30,057	19,602
Licenses, net of current portion	1,448	2,330
Goodwill	186,881	179,893
Other intangibles, net	46,063	58,666
Other assets	13,155	13,311
Total assets	$855,068	$935,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$80,081	133,353
Accrued expenses and other current liabilities	165,972	113,570
Total current liabilities	246,053	246,923
Deferred revenue	50,000	—
Other long-term liabilities	3,988	2,467
Total liabilities	300,041	249,390
Commitments and contingencies
Stockholders’ Equity:
Common Stock, $.01 par value, 100,000 shares authorized; 72,573 and 70,667 shares issued and outstanding at July 31, 2006 and October 31 2005, respectively	726	707
Additional paid-in capital	473,695	451,470
Deferred compensation	—	(12,581)
Retained earnings	74,674	245,548
Accumulated other comprehensive income	5,932	686
Total stockholders’ equity	555,027	685,830
Total liabilities and stockholders’ equity	$855,068	$935,220

The accompanying Notes are an integral part of the unaudited condensed consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three months ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
		As restated		As restated
Net revenue	$241,181	$169,899	$771,284	$894,441
Cost of goods sold:
Product costs	115,245	92,525	407,038	453,514
Royalties	56,443	25,608	171,592	127,755
Software development costs	12,367	4,046	62,089	13,031
Total cost of goods sold	184,055	122,179	640,719	594,300
Gross Profit	57,126	47,720	130,565	300,141
Selling and marketing	27,585	32,449	101,423	119,961
General and administrative	44,260	32,381	116,276	90,991
Research and development	17,406	19,899	51,212	57,424
Impairment of goodwill and long-lived assets	8,529	—	14,778	—
Depreciation and amortization	6,290	5,691	19,778	15,579
Total operating expenses	104,070	90,420	303,467	283,955
Income (loss) from operations	(46,944)	(42,700)	(172,902)	16,186
Interest income, net	1,199	1,258	1,456	2,956
Income (loss) before income taxes	(45,745)	(41,442)	(171,446)	19,142
Income taxes	45,634	(12,466)	(572)	2,689
Net income (loss)	$(91,379)	$(28,976)	$(170,874)	$16,453
Earnings (loss) per share:
Basic	$(1.29)	$(0.41)	$(2.41)	$0.24
Diluted	$(1.29)	$(0.41)	$(2.41)	$0.23
Weighted average shares outstanding:
Basic	71,095	70,556	70,954	69,768
Diluted	71,095	70,556	70,954	71,000

The accompanying Notes are an integral part of the unaudited condensed consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended July 31,
	2006	2005
		As restated
Cash flows from operating activities:
Net income (loss)	$(170,874)	$16,453
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,778	15,579
Write-off of goodwill and other long-lived assets	14,778	—
Loss on disposal of fixed assets	409	14
Amortization of intellectual property and other	8,429	7,905
Stock-based compensation	14,419	14,563
Amortization of software development costs and licenses	101,560	40,254
Write-off of software development costs and licenses	19,328	5,523
Provision (benefit) for deferred income taxes	19,540	(575)
Provision for (recovery of) sales allowances and doubtful accounts	7,863	(12,056)
Tax benefit from exercise of stock options	—	8,527
Foreign currency translation gain and other	(1,440)	(693)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	93,803	234,162
Inventory	53,006	49,509
Software development costs	(101,190)	(99,162)
Licenses	(7,527)	(7,474)
Prepaid expenses and other	(28,279)	(33,939)
Other non-current assets	(7,676)	2,246
Accounts payable	(51,975)	(87,616)
Accrued expenses and other current liabilities	62,692	(34,505)
Deferred revenue and other long-term liabilities	47,938	62
Income taxes payable	(10,220)	(6,838)
Total adjustments	255,236	95,486
Net cash provided by operating activities	84,362	111,939
Cash flows used in investing activities:
Purchase of fixed assets	(18,600)	(22,456)
Acquisitions of intangible assets	—	(24,250)
Payments for purchases of businesses, net of cash acquired	1,143	(33,542)
Payments for prior acquisitions	(1,334)	(965)
Net cash used for investing activities	(18,791)	(81,213)
Cash flows provided by financing activities:
Proceeds from exercise of options	2,787	29,980
Purchase of treasury stock	—	(14,998)
Excess tax benefit on exercise of stock options	163	—
Other	—	(70)
Net cash provided by financing activities	2,950	14,912
Effects of exchange rates on cash	3,414	(5,378)
Net increase in cash and cash equivalents	71,935	40,260
Cash and cash equivalents, beginning of year	107,195	155,095
Cash and cash equivalents, end of period	$179,130	$195,355

The accompanying Notes are an integral part of the unaudited condensed consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the nine months ended July 31, 2006 and 2005
(In thousands)

	Nine months ended July 31,
	2006	2005
Supplemental information of businesses acquired:
Fair value of assets acquired
Current assets	$112	$934
Non-current assets	421	1,724
Intangible assets	5,644	11,920
Goodwill	11,085	37,351
Less, liabilities assumed
Current liabilities	(200)	(5,084)
Deferred income taxes	(1,620)	(3,192)
Net assets of businesses acquired, excluding cash	$15,442	$43,653
Net cash paid (received) for businesses acquired	$(1,143)	$33,542
Additional consideration in connection with acquisitions	4,085	5,921
Deferred contingent consideration	—	4,190
Issuance of common stock in connection with acquisitions	12,500	—
Total consideration	$15,442	$43,653
Supplemental data:
Issuance of warrants to licensor	$—	$1,183
Interest paid	901	163
Income taxes paid	7,237	34,332

The accompanying Notes are an integral part of the unaudited condensed consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

	Common Stock		Additional Paid-in	Deferred	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity
Balance, October 31, 2005, as restated	70,667	707	451,470	(12,581)	245,548	686	685,830
Net loss	—	—	—	—	(170,874)	—	(170,874)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	5,246	5,246
Comprehensive loss	—	—	—	—	—	—	(165,628)
Deferred compensation	—	—	(12,581)	12,581	—	—	—
Proceeds from exercise of stock options	232	2	2,785	—	—	—	2,787
Stock based compensation related to compensatory stock options	—	—	13,058	—	—	—	13,058
Amortization of restricted stock	—	—	6,617	—	—	—	6,617
Issuance of common stock in connection with acquisition	679	7	12,493	—	—	—	12,500
Issuance of restricted stock, net of forfeitures and cancellations	995	10	(10)	—	—	—	—
Tax benefit from exercise of stock options	—	—	(137)	—	—	—	(137)
Balance, July 31, 2006	72,573	$726	$473,695	$—	$74,674	$5,932	$555,027

The accompanying Notes are an integral part of the unaudited condensed consolidated financial statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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

2.                 SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for an interim period are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

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

The Company transacts business in various foreign currencies and has significant sales and purchase transactions denominated in foreign currencies. The Company sometimes uses forward exchange contracts to seek to mitigate foreign currency risk associated with foreign currency assets and liabilities, primarily certain intercompany receivables and payables. The Company does not designate foreign currency forward contracts as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and

Hedging Activities.” As a result, the Company marks to market its foreign currency forward contracts each period and any gains and losses are recognized in net income. At July 31, 2006, the Company had no outstanding foreign currency forward contracts.

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

3.                 RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated balance sheet as of October 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the fiscal years ended October 31, 2005 and 2004, as well as consolidated financial information for each of the quarters in fiscal year 2005 in its 2006 Annual Report on Form 10-K. In addition, the Company has restated its statements of operations for the three and nine months ended July 31, 2005 and its statement of cash flows for the nine months ended July 31, 2005 in this Form 10-Q.

As the Company previously reported, on June 23, 2006, the Board, based on the recommendation of the Company’s management, initiated an investigation of all of the Company’s stock option grants during the period from its April 15, 1997 initial public offering (“IPO”) through June 2006 and assigned the investigation to a Special Committee of its Board consisting of three independent members of the Board (the “Special Committee”). On July 7, 2006, the Special Committee retained independent legal counsel, and such counsel retained independent accounting advisors (collectively the “Investigative Team”). The investigation included a broad and extensive document review (including the Company’s 1997 and 2002 Stock Option Plans, all Compensation Committee minutes, Board minutes, employment agreements, stock option agreements, offer letters, emails, accounting records such as earnings per share schedules, master option tracking schedules and other correspondence and materials contained in personnel files) and interviews of certain present and former Company officers, Directors and employees who were involved in or appeared to have knowledge of the issuance of the grants. During the period from April 15, 1997 through June 2006 the Company issued approximately 1,100 stock option grants at irregular intervals and for a variety of reasons including employee hiring, retention and promotion awards, broad-based awards, executive incentive awards and awards made in connection with business acquisitions. The Investigative Team found that the Company, in granting options, failed in many cases to comply with the terms of its Stock Option Plans, did not maintain adequate control and compliance procedures for option grants, and did not generate or maintain adequate or appropriate documentation of such grants.

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

The Company identified certain stock option grants as having approvals of the allocation of shares to specific individuals and an exercise price evidenced by dated Minutes, which differed from the measurement date that was indicated within the Company’s master stock option tracking spreadsheets. Often, awards had an approval date in the Minutes that was subsequent to the grant and measurement date reported by the Company within the Company’s stock option award documentation. Other grants were found to have been assigned measurement dates subsequent to documented approval in the Minutes which would have indicated a potential re-pricing of the options, specifically when there was a significant time lag between the approval in the minutes and the measurement date and the price on the measurement date was significantly lower. The grantees were senior executives or others who would have been aware that they were granted awards by the Compensation Committee and a mutual understanding would have occurred. Accordingly, certain of these grants were determined to have been awarded on the date approved by the Compensation Committee and re-priced on a subsequent date, particularly for grants that the Investigative Team believed the recipients would have been knowledgeable of the Compensation Committee’s approval and the key terms and conditions of the grant. Furthermore, in certain instances the Minutes acknowledged prior approvals of stock-based compensation awards although no documentation of such approval exists in the Company’s records. In each of the cases described above, the Company determined that the originally assigned measurement dates could not be reliably supported and such grants should be based on dates documented in the Minutes. As a result, the Company re-measured and accounted for these awards as fixed (variable with respect to the options considered to be re-priced) on the date indicated in the Minutes.

The Company issued stock options in connection with employment agreements, offer letters, or other documentation indicative of an employee’s start of employment, but such awards often had measurement dates prior to the actual commencement of employment. The Company determined the appropriate measurement date for these grants to be the date on which the employee commenced employment.

The Company also identified certain stock option grants where the sole evidence was the aforementioned stock option agreements, interoffice request forms or stock option grant letters and employment agreement amendments (collectively, “Non-contemporaneous Dated Documents”). Stock option agreements included terms of the option grant and typically used “as of” dating to document such terms, and the Investigative Team concluded that it was unlikely that such agreements were signed by the Company and the employee on a contemporaneous basis. The interoffice request forms were undated standard forms that reflected the term of the option grants including, in some cases, grant dates. Stock option grant letters were also undated correspondence that reflected all of the terms of the options. The stock option grant letter became the primary means of documenting all of the terms of the option grants beginning in May 2002. At that time, the Company memorialized all prior option grants by preparing stock option grant letters and these grant letters were not contemporaneously dated. All of the Non-contemporaneous Dated Documents were either authorized or signed by the former Chairman/CEO until March 2004 when he stepped-down as Chairman. As noted above, the Investigative Team found the former Chairman/CEO to have engaged in a pattern and practice of backdating option grants and determined that his representations could not be relied upon. Accordingly, any form of stock grant documentation that was authorized and/or signed by him and for which there was no other evidence that corroborated the measurement date, was deemed to be unreliable for measurement purposes.

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

Based on the relevant facts and circumstances, the Company applied the controlling accounting standards in each year to determine, for every grant within each category, the proper measurement date. If the measurement date was not the original date that was reported in the records of the Company, accounting adjustments were made to record compensation expense based on the difference between the closing price on the revised measurement date and the exercise price. The restatement as a result of the Special Committee investigation resulted in stock-based compensation expense and tax effects totaling approximately $54.6 million ($42.1 million, net of tax) from the IPO through October 31, 2005. The Investigative Team used a significant amount of judgment in examining each separate option grant and also in determining the new measurement date applied to each grant in the Company’s calculation of compensation expense.

The Company has restated previously filed financial statements in this Form 10-Q. The impact of the restatement adjustments on the Company’s 2006 statements of operations was recorded in the third quarter of 2006 due to its immateriality, and therefore the Company’s previously reported 2006 quarterly results of operations for the first and second quarters have not been restated.

Additionally, the Company has restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 4 to reflect the impact of these adjustments.

The Company is in the process of determining the extent of the adverse tax consequences that may be incurred by the holders of re-measured stock options. The adverse tax consequences relate to re-measured stock options vesting after December 31, 2004 (“409A Affected Options”) and subject the option holder to a penalty tax under Internal Revenue Code (“IRC”) IRC Section 409A (and, as applicable, similar penalty taxes). One action being considered by the Company is to offer to amend the 409A Affected Options to increase the exercise price to the market price on the accounting measurement date or, if lower, the market price at the time of the amendment. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received 409A Affected Options; the amendments for non-executive officers cannot be offered until after this Form 10-Q is filed and do not need to be completed until December 31, 2007. Another possible action is to approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (but there is no assurance that the options will be exercised). The Company has not determined what actions it will take, if any, with respect to 409A Affected Options. Any charges that arise from actions taken by the Company will be recorded in the period in which the determinations are made.

The Company also believes that United States tax deductions taken for stock option exercises in prior years, which pertained to certain executives, may not be deductible under limitations imposed by IRC Section 162(m). Section 162(m) limits the deductibility of compensation above $1 million to certain executive officers of public companies when such compensation is not incentive-based. The Special Committee found that many of the stock options granted to executives had intrinsic value on the basis of the new measurement dates determined for US GAAP financial statement purposes and therefore, under Section 162(m), may not incentive-based and may not be tax deductible by the Company. As a result the Company has reduced its available tax net operating loss carry-forwards arising from certain exercised stock options and restricted stock. Separately, the Company also identified certain restricted stock grants and bonuses paid in prior periods that may be ineligible for deduction under section 162(m). The Company restated its tax provisions in the periods in which the benefits were recorded. The Company is in discussions with the IRS to settle these uncertainties regarding additional liabilities; however, there is no assurance that they will be settled on terms favorable to the Company.

As a result of its review, the Company also determined that it failed to properly withhold an immaterial amount of employment taxes associated with certain stock option exercises. The Company has recorded such amounts in its consolidated statements of operations in the period in which the Company was originally obligated to make the withholding.

The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported condensed consolidated statements of operations:

	Three months ended July 31, 2005			Nine months ended July 31, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net revenue	$169,899	$—	$169,899	$894,441	$—	$894,441
Cost of goods sold:
Product costs	92,525	—	92,525	453,514	—	453,514
Royalties	25,608	—	25,608	127,755	—	127,755
Software development costs	4,046	—	4,046	13,031	—	13,031
Total cost of goods sold	122,179	—	122,179	594,300	—	594,300
Gross Profit	47,720	—	47,720	300,141	—	300,141
Selling and marketing	32,437	12	32,449	119,643	318	119,961
General and administrative	32,539	(158)	32,381	89,931	1,060	90,991
Research and development	19,736	163	19,899	56,938	486	57,424
Impairment of goodwill and long-lived assets	—	—	—	—	—	—
Depreciation and amortization	5,691	—	5,691	15,579	—	15,579
Total operating expenses	90,403	17	90,420	282,091	1,864	283,955
Income (loss) from operations	(42,683)	(17)	(42,700)	18,050	(1,864)	16,186
Interest income, net	1,261	(3)	1,258	2,965	(9)	2,956
Income (loss) before income taxes	(41,422)	(20)	(41,442)	21,015	(1,873)	19,142
Income taxes	(12,642)	176	(12,466)	2,732	(43)	2,689
Net income (loss)	$(28,780)	$(196)	$(28,976)	$18,283	$(1,830)	$16,453
Earnings (loss) per share*:
Basic	$(0.41)	$(0.00)	$(0.41)	$0.26	$(0.03)	$0.24
Diluted	$(0.41)	$(0.00)	$(0.41)	$0.26	$(0.03)	$0.23
Weighted average shares outstanding:
Basic	70,556	—	70,556	69,768	—	69,768
Diluted	70,556	—	70,556	70,974	26	71,000

*                    Certain per share amounts do not add due to rounding

All applicable amounts relating to the aforementioned restatements have been reflected in these condensed consolidated financial statements and notes thereto.

4.                 STOCK-BASED COMPENSATION

Effective November 1, 2005, the Company adopted SFAS 123(R), which revised Statement of Financial Accounting Standards No. 123. SFAS 123(R) requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. Prior to the adoption of SFAS 123(R), stock-

based compensation expense related to employee stock options was not recognized in the statement of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Prior to November 1, 2005, the Company had adopted the disclosure-only provisions under SFAS 123.

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

The Company has stock-based compensation plans under which directors, officers and other employees are eligible to receive stock options and restricted stock awards. Generally, stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant, expire within five years and vest over three years. As of July 31, 2006, the Company’s 2002 stock option plan provides for a total of 11.0 million shares of common stock to be issued upon exercise of options, of which approximately 1.9 million shares were available for grant. As of July 31, 2006, the Company’s Incentive Stock Plan (restricted stock awards) provides for a total of 2.5 million shares of common stock to be issued of which approximately 0.2 million shares were available for grant.

As discussed in Note 3, the Company, in granting options, was found in many cases not to be in compliance with the terms of its Stock Option Plans.

The following table summarizes the activity in options under the Company’s stock-based compensation plans:

	Three months ended
	July 31, 2006		April 30, 2006		January 31, 2006
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	7,131	$20.61	7,409	$20.55	7,495	$20.47
Granted	—	—	116	16.77	65	18.13
Exercised	(45)	14.42	(98)	10.37	(86)	12.87
Forfeited	(825)	20.43	(296)	20.87	(65)	19.56
Outstanding at period-end	6,261	$20.68	7,131	$20.61	7,409	$20.55
Exercisable at period-end	4,021	$19.34

As of July 31, 2006, the weighted average remaining contractual term of the Company’s options outstanding and exercisable is 2.9 years and 2.5 years, respectively. As of July 31, 2006, due to the Company’s stock price, there is no aggregate intrinsic value related to options outstanding or exercisable. As of July 31, 2006, the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested options is $21,600 which will be recognized as compensation expense, on a straight-line basis, over the remaining vesting period through 2009.

The weighted average per share fair values of options granted were $13.81 for the three months ended July 31, 2005 and $7.86 and $13.86 for the nine months ended July 31, 2006 and 2005, respectively. No stock options were granted during the three months ended July 31, 2006. The fair value of the Company’s options was estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of the Company’s stock price and employee stock option exercise behavior. The assumptions and variables used for the current period grants were developed based on SFAS 123(R) and SEC guidance contained in Staff

Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” The following table summarizes the assumptions and variables used by the Company to compute the weighted average fair value of stock option grants:

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
		As restated		As restated
Risk-free interest rate	4.9%	3.7%	4.6%	3.8%
Expected stock price volatility	57.7%	63.5%	55.0%	65.8%
Expected term until exercise (years)	n/a	4.4	3.8	4.9
Dividends	None	None	None	None

For the three and nine months ended July 31, 2006, the Company used a combination of historical volatility and the implied volatility for publicly traded options on the Company’s stock as the expected volatility assumption required in the Black-Scholes option-pricing model consistent with SFAS 123(R) and SAB 107. Prior to fiscal 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the implied volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

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

Restricted stock awards are expensed on a straight-line basis over the vesting period, which typically ranges from one to four years. As of July 31, 2006, the total future unrecognized compensation cost related to outstanding unvested restricted stock is approximately $22,400 and will be recognized as compensation expense over the remaining vesting period, which is through fiscal year ended October 31, 2009.

The following table summarizes the activity in non-vested restricted stock under the Company’s stock-based compensation plans:

	Shares (in thousands)	Weighted Average Exercise Price
Non-vested restricted stock at October 31, 2005	600	$23.03
Granted	45	19.24
Vested	(52)	22.35
Forfeited	(6)	19.00
Non-vested restricted stock at January 31, 2006	587	$22.84
Granted	962	15.59
Vested	(57)	22.25
Forfeited	(5)	22.78
Non-vested restricted stock at April 30, 2006	1,487	$18.17
Granted	86	16.44
Vested	(57)	25.18
Forfeited	—	—
Non-vested restricted stock at July 31, 2006	1,516	$17.81

The following table summarizes the components and classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations:

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
		As restated		As restated
Stock options	$2,561	$425	$9,440	$1,898
Restricted stock	1,861	3,295	4,979	12,665
Total stock-based compensation expense	$4,422	$3,720	$14,419	$14,563
Selling and marketing	$(290)	$806	$942	$3,370
General and administrative	3,474	1,285	10,064	4,364
Research and development	1,238	1,629	3,413	6,829
Total stock-based compensation expense	$4,422	$3,720	$14,419	$14,563

Selling and marketing, general and administrative, and research and development were increased by $0.3 million, $0.8 million and $0.5 million, respectively in the nine months ended July 31, 2005 as a result of the restatement. For the three months ended July 31, 2005, research and development was increased by $0.2 million and general and administrative was decreased by $0.2 million as a result of the Company’s restatement.

Effective November 1, 2005, in connection with the adoption of SFAS 123(R), the Company capitalizes a portion of its stock-based compensation costs as software development costs. Stock-based compensation expense for the three and nine months ended July 31, 2006 excludes approximately $2,100 and $5,200, respectively, in stock-based compensation costs which were capitalized as software development costs in connection with the development of software titles. In prior periods, the Company’s disclosures regarding the pro forma impact on net income of stock-based compensation do not reflect the capitalization of these costs.

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

For the three and nine months ended July 31, 2005, had the compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended July 31, 2005	Nine months ended July 31, 2005
	As restated	As restated
Net income as reported	$(28,976)	$16,453
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,290	9,077
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,556)	(24,056)
Pro forma net income (loss)	$(34,242)	$1,474
Basic and diluted earnings (loss) per share:
Basic — as reported	$(0.41)	$0.24
Basic — proforma	(0.49)	0.02
Diluted — as reported	(0.41)	0.23
Diluted — proforma	(0.49)	0.02

25

The Company’s restatement of stock-based compensation expense, as discussed in Note 3, and the related impact that the re-measurement of stock-option awards had on previously reported “expected term until exercise”, as disclosed above, reduced pro forma net income by $382 and $3,012 in the three and nine months ended July 31, 2005, respectively.

5.                 BUSINESS ACQUISITIONS AND CONSOLIDATION

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

In August 2005, the Company acquired all of the outstanding membership interests in Irrational Studios (“Irrational”), the developer of certain of the Company’s titles. The purchase price consisted of $4,212 in cash and $2,000 of unregistered common stock, which was payable at closing, $1,550 of development advances previously paid to Irrational and $2,000 of deferred consideration, which is payable in equal amounts on the first and second anniversary of the acquisition. In connection with the acquisition, the Company recorded $2,250 of identifiable intangible assets, $7,665 of goodwill, which is deductible for tax purposes, $187 of non-current assets and $340 of net current liabilities. The Company also agreed to make additional payments of $2,000 based on the delivery of products which will be recorded as additional purchase price when the conditions requiring their payment are met.

In June 2005, the Company acquired all of the outstanding capital stock of Gaia Capital Group and its wholly-owned subsidiaries (“Gaia”), the developers of certain of the Company’s titles for console and handheld platforms. The purchase price consisted of $5,748 in cash, $4,055 of development advances previously paid to Gaia and deferred consideration of $1,597. In connection with the acquisition, the Company recorded $3,940 of identifiable intangible assets, $7,918 of goodwill, which is deductible for tax purposes, $528 of non-current assets, and $986 of net current liabilities.

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

The Company has product development agreements with Blue Castle Games, Inc. (“Blue Castle”), a software development studio responsible for creating certain of the Company’s sports titles. Based on the terms of the agreements, Blue Castle is considered a variable interest entity and the Company is considered to be the primary beneficiary of Blue Castles’s future profits or losses. As a result, pursuant to FIN 46 (R), the financial position and results of operations of Blue Castle are included in the Company’s consolidated financial statements for the three and nine months ended July 31, 2006. The Company does not have any equity ownership of Blue Castle. The consolidation of Blue Castle did not have a material impact on the Company’s consolidated financial statements.

6.                 INCOME TAXES

At each balance sheet date, the Company evaluates its estimated annual effective tax rate based on updated information on forecasted income generated in each of its jurisdictions. Any revisions to the rates are recorded in the current period to reflect management’s current best estimate of the annual effective tax rate.

The Company recorded a valuation allowance of approximately $59,500 in the third quarter of 2006, or approximately $0.84 per share, to reduce the Company’s deferred tax assets to net realizable value. The valuation allowance was recorded primarily due to uncertainty regarding the Company’s ability to utilize its net operating loss carryforwards.

Recent tax legislation replaced the extraterritorial income (“ETI”) exclusion, subject to a phase-out of the exclusion. The Company currently derives benefits from the ETI exclusion, which is limited to 80% and 60% of the otherwise allowable exclusion in calendar years 2005 and 2006, respectively. There will be no ETI deduction available after calendar year 2006. This recent legislation replaces the ETI with a deduction from taxable income based on certain qualified income from domestic production activities. The Company does not expect to derive any benefits from the domestic manufacturing deduction in fiscal 2006 due to limitations associated with claiming the benefits of this deduction.

This legislation also provided for a one-time 85% dividends received deduction on repatriation of foreign earnings, which was not utilized by the Company. Historically, the Company has considered undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no incremental taxes have been provided thereon. The Company did not repatriate any foreign earnings under this provision. The total amount of undistributed earnings of foreign subsidiaries was approximately $154,000 as of July 31, 2006.

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

7.                 NET INCOME (LOSS) PER SHARE

The following table provides a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and nine months ended July 31, 2006 and 2005:

	Net	Shares	Per Share
	Income (loss)	(in thousands)	Amount
Three Months Ended July 31, 2006:
Basic and Diluted	$(91,379)	71,095	$(1.29)
Three Months Ended July 31, 2005
Basic and Diluted, as restated	$(28,976)	70,556	$(0.41)
Nine Months Ended July 31, 2006
Basic and Diluted	$(170,874)	70,954	$(2.41)
Nine Months Ended July 31, 2005
Basic, as restated	$16,453	69,768	$0.24
Effect of dilutive securities — Stock options, restricted stock and warrants, as restated	—	1,232
Diluted, as restated	$16,453	71,000	$0.23

The effect of the Company’s restatement for stock-based compensation, as discussed in Note 2, did not have a significant impact on diluted weighted average shares outstanding in the years ended October 31, 2005 and 2004. The computation of diluted number of shares excludes unexercised stock options, warrants and non-vested restricted shares which are antidilutive. A net loss was reported for the three and nine months ended July 31, 2006, therefore, the diluted number of shares excludes 7,776 of unexercised stock options and non-vested restricted shares, which are antidilutive due to the net loss. The computation of diluted number of shares excludes 8,020 and 1,764 of unexercised stock options and warrants for the three and nine months ended July 31, 2005, which are antidilutive.

8.                 INVENTORY, NET

As of July 31, 2006 and October 31, 2005, inventory consists of:

	July 31,	October 31,
	2006	2005
Finished products, net	$75,236	$128,753
Parts and supplies, net	7,985	7,474
Inventory, net	$83,221	$136,227

Estimated product returns included in the inventory balance were $8,018 and $8,857 at July 31, 2006 and October 31, 2005, respectively.

9.                 SOFTWARE DEVELOPMENT COSTS

The following table provides the details of software development costs:

	Fiscal	Fiscal
	2006	2005
Balance, November 1	$108,428	$64,322
Additions	32,268	39,510
Amortization	(22,583)	(13,358)
Write down	(520)	(2,964)
Foreign exchange	337	498
Balance, January 31	117,930	88,008
Additions	34,354	23,066
Amortization	(38,437)	(12,779)
Write down	(17,942)	(33)
Foreign exchange	709	(37)
Balance, April 30	96,614	98,225
Additions	34,639	27,386
Amortization	(31,237)	(10,467)
Write down	(16)	(1,970)
Foreign exchange	54	(386)
Balance, July 31	100,054	112,788
Less: current portion	69,997	51,423
Non-current portion	$30,057	$61,365

Software development costs at July 31, 2006 and October 31, 2005 included amounts of $90,096 and $77,544, respectively, related to titles that have not yet been released. In addition, software development costs resulting from advance payments and guarantees to third-party developers was $31,799 and $48,104 at July 31, 2006 and October 31, 2005, respectively.

As a result of weaker market conditions, the closure of development studios and uncertainty involved in the console transition, the Company wrote-down software development costs (and charged cost of goods sold), in the second quarter of 2006, for several titles that were in development and were unlikely to recover their capitalized costs.

10.          LICENSES

The following table provides the details of licenses:

	Fiscal	Fiscal
	2006	2005
Balance, November 1	$9,981	$5,665
Additions	6,096	4,480
Amortization	(4,943)	(1,256)
Write down	—	(400)
Balance, January 31	11,134	8,489
Additions	1,122	1,076
Amortization	(3,019)	(934)
Write down	—	—
Balance, April 30	9,237	8,631
Additions	309	1,918
Amortization	(1,341)	(1,460)
Write down	(850)	(156)
Balance, July 31	7,355	8,933
Less: current portion	5,907	6,787
Non-current portion	$1,448	$2,146

Included in licenses at July 31, 2006 and October 31, 2005 are $7,352 and $5,466, respectively, related to titles that have not yet been released.

11.          FIXED ASSETS, NET

As of July 31, 2006 and October 31, 2005, fixed assets consist of:

	July 31,	October 31,
	2006	2005
Computer equipment	$25,909	$22,893
Office equipment	11,960	13,940
Computer software	33,522	26,411
Furniture and fixtures	6,047	6,338
Leasehold improvements	20,000	19,031
Capital leases	398	398
	97,836	89,011
Less: accumulated depreciation	51,354	40,394
Fixed assets, net	$46,482	$48,617

Depreciation expense for the three and nine months ended July 31, 2006 and 2005 was $5,342 and $15,998, respectively, and $4,372 and $11,697, respectively. In addition, in connection with its goodwill impairment testing, the Company recognized a charge of $1,738 related to fixed assets at its Joytech subsidiary that had book values in excess of fair value.

12.          GOODWILL AND INTANGIBLES, NET

The Company assesses goodwill and indefinite-lived intangible assets for impairment annually in August, or more frequently if circumstances indicate impairment may have occurred. During the third quarter of the year ending October 31, 2006, the Company recorded a goodwill impairment charge at its Joytech subsidiary, the Company’s manufacturer and distributor of video game accessories operated within its publishing segment. The impairment charge of approximately $6,341 was recorded as a component of operating expenses in the accompanying consolidated statement of operations and was determined by comparing the fair value of the Joytech business and the implied value of the goodwill and other long-lived assets, with the carrying amounts on the balance sheet. The decline in the fair value of Joytech’s business was due to continued competition and a decline in the price and sales volume of current generation accessories due to weaker market conditions and the ongoing transition to next generation hardware platforms. In addition, the Company wrote-down approximately $7,212 of trademarks and other intangibles in the second and third quarters of 2006 of which $3,465 was related to studio closures.

Intangible assets consist of trademarks, customer lists and relationships, intellectual property, non-competition agreements and acquired technology in connection with acquisitions. Intangible assets are amortized under the straight-line method over the period of expected benefit ranging from two to ten years or amortized based on the expected revenue stream.

	Estimated	July 31, 2006			October 31, 2005
	Useful Lives	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Trademarks	7-10	$17,716	$(8,364)	$9,352	$29,365	$(14,145)	$15,220
Customer lists and relationships	5-10	4,673	(3,487)	1,186	4,673	(3,282)	1,391
Intellectual property	2-6	69,249	(40,854)	28,395	69,927	(36,371)	33,556
Non-compete	5-10	7,617	(4,808)	2,809	8,738	(4,472)	4,266
Technology	3	11,509	(7,188)	4,321	9,032	(4,799)	4,233
Total		$110,764	$(64,701)	$46,063	$121,735	$(63,069)	$58,666

Amortization expense for the three and nine months ended July 31, 2006 and 2005 is as follows:

	Three months ended July 31,		Nine months ended July 31,
Included in:	2006	2005	2006	2005
Cost of goods sold — product costs	$991	$1,318	$7,301	$7,227
Depreciation and amortization	948	1,319	3,780	3,882
Total amortization of intangible assets	$1,939	$2,637	$11,081	$11,109

13.          LINES OF CREDIT

In August 2005, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”). The JPMorgan credit agreement provided for borrowings of up to $50,000 through the expiration of the agreement on August 23, 2006. The Company had no borrowings under the credit agreement and was in compliance with all financial and other covenants at July 31, 2006. The Company did not renew its credit agreement with JPMorgan.

In May 2006, the Company’s United Kingdom subsidiary renewed its credit facility agreement with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $23,000. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2007. The Company had no outstanding guarantees and no borrowings under this facility as of July 31, 2006.

14.          ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of July 31, 2006 and October 31, 2005 consist of:

	July 31,	October 31,
	2006	2005
		As Restated
Royalties	$51,680	$17,940
Licenses	26,151	9,743
Compensation and benefits	18,645	24,293
Deferred revenue	10,235	6,414
Rent and deferred rent obligations	7,552	6,484
Professional fees	6,429	7,219
Co-op advertising	3,312	3,802
Freight	1,452	2,321
Income taxes payable	26,631	22,511
Other	13,885	12,843
Total	$165,972	$113,570

15.          LEGAL AND OTHER PROCEEDINGS

In July 2005, the Company received three purported class action complaints against the Company and Rockstar Games, two of which were filed in the United States District Court for the Southern District of New York and one such complaint which was filed in the United States District Court, Eastern District of Pennsylvania. On September 8, 2005, another similar complaint was filed in the Circuit Court for the Twentieth Judicial District, St. Clair County, Illinois and then removed to United States District Court for the Southern District of Illinois. The plaintiffs, alleged purchasers of the Company’s Grand Theft Auto: San Andreas game, allege that the Company and Rockstar Games engaged in consumer deception, false advertising and common law fraud and were unjustly enriched as a result of the alleged failure of the Company and Rockstar Games to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving an “M” rating from the ESRB rather than an “AO” rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. The New York and Pennsylvania actions, together with an action commenced against the Company and Rockstar Games in the United States District for the Southern District of New York in August 2006, have been consolidated in the Southern District of New York under the caption In re Grand Theft Auto Video Game Consumer Litigation, (05-CV-6734 (BSJ)) and the Illinois action has been transferred to the Southern District of New York for coordinated pretrial proceedings pursuant to an Order of Judicial Panel on Multidistrict Litigation. These cases have been consolidated for pretrial proceedings under the caption In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK)(MHD). On June 7, 2006 plaintiffs filed a Consolidated and Amended Complaint. On July 31, 2006, the Company and Rockstar Games filed a Partial Motion to Dismiss those claims brought under the laws of states other than states where the named plaintiff resides and were purportedly injured. By an Opinion and Order dated October 25, 2006, the Partial Motion to Dismiss was denied. On November 10, 2006 the Company and Rockstar Games filed a Motion to Deny Certification of the proposed nationwide class. On November 17, 2006 the Company and Rockstar Games served an answer denying the allegations in the Consolidated and Amended Complaint and asserting various affirmative defenses. On January 24, 2007, the Plaintiffs cross-moved for certification of the proposed nationwide class. Consolidated discovery in these actions is proceeding.

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

In February and March 2006, an aggregate of four purported class action complaints were filed against the Company, its Chief Executive Officer, Chief Financial Officer and former Chief Global Operating Officer in the United States District Court for the Southern District of New York (the “New York Actions”) and one such purported class action was filed in the United States District Court for the Eastern District of Michigan (the “Michigan Action”). The New York plaintiffs are Max Kaplan, John Fenninger, David Andrews and David Toth and the Michigan plaintiff was The City of Flint and Daniel J. Hall on behalf of The City of Flint Employees’ Retirement Pension Fund. The complaints allege that the defendants violated Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“Exchange Act”) by making or causing the Company to make untrue statements or failing to disclose in certain press releases and SEC periodic reports that, among other things: Grand Theft Auto: San Andreas contained “hidden” content which should have resulted in the game receiving an Adults Only (“AO”) rating from the ESRB rather than a Mature (“M”) rating; the defendants attempted to bolster sales of Grand Theft Auto: San Andreas by concealing the “adult content” from retailers who refused to carry AO material; the Company’s management failed to keep its Board of Directors informed of important issues or failed to do so in a timely fashion; and the Company was misstating capitalized software development costs and amortization expense and had inadequate internal controls and procedures to ensure accuracy in its reported financial results. The plaintiffs seek to recover unspecified damages and their costs. The plaintiffs in the Michigan Action voluntarily dismissed their complaint without prejudice. On July 12, 2006, the Court entered Orders appointing the New York City Pension Funds as lead plaintiff and directing the filing of a consolidated amended complaint within sixty (60) days. Plaintiffs filed a consolidated and amended complaint on September 11, 2006. The amended complaint added claims for violations of Sections 10(b) and 20(a) of the Exchange Act related to allegedly improper stock option granting practices at the Company. On December 11, 2006, the Company announced the preliminary results of an internal investigation into its historical stock option granting practices. The preliminary findings showed that there were improprieties in the process of granting and documenting stock options, and that incorrect measurement dates for certain stock option grants were used for financial accounting purposes. The Company further announced that it will need to restate previous financial statements and that its statements between 1997 and April 30, 2006, should not be relied upon. As a result of these announcements the parties have entered into a stipulation modifying the current scheduling order. Pursuant to the stipulation, all pending deadlines have been stayed pending a decision by plaintiffs as to whether they will file a second amended complaint reflecting the Company’s recent announcements.

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

16.          COMMITMENTS AND CONTINGENCIES

A summary of annual minimum contractual obligations and commitments as of July 31, 2006 is as follows:

Fiscal years ending October 31,	Licensing and Marketing	Software Development	Operating Leases	Distribution	Total
Remainder of 2006	$34,738	$21,669	$5,321	$1,327	$63,055
2007	60,046	28,771	16,643	1,293	106,753
2008	53,201	9,547	15,021	—	77,769
2009	53,959	16	14,539	—	68,514
2010	53,967	—	13,082	—	67,049
Thereafter	100,280	—	35,504	—	135,784
Total	$356,191	$60,003	$100,110	$2,620	$518,924

Licensing and Marketing Agreements:   The Company’s license expense consists primarily of payments made to licensors for intellectual property rights under agreements which expire at various times through December 2012. As of July 31, 2006, the Company has minimum guaranteed licensing and marketing commitments of $356,191 outstanding, of which $2,871 are recorded in the Company’s condensed consolidated balance sheet as the licensor does not have any significant performance obligation to the Company. Minimum guaranteed licensing and marketing commitments primarily reflect the Company’s agreements with major sports leagues and players’ associations.

Software Development Agreements:   The Company’s payments made to third-party software developers include contractual advances and royalties under agreements which expire at various times through November 2008. Assuming performance by third-party developers, the Company has aggregate outstanding commitments of $60,003 under various software development agreements at July 31, 2006. The Company has also established an internal royalty program pursuant to which it pays royalties to certain of its development personnel based on product sales. Royalties earned under the Company’s internal royalty program continue to be expensed as incurred.

Lease Commitments:   The Company’s offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from October 2006 to September 2014. The Company also leases certain furniture, equipment and automobiles under non-cancelable leases expiring through July 2010. Future minimum rental payments for fiscal 2006 are $5,321 and aggregate minimum rental payments through applicable lease expirations are $100,110.

Distribution Agreements:   The Company periodically enters into distribution agreements to purchase various software games. These agreements, which expire at various dates through July 2007, require remaining aggregate minimum guaranteed payments of $2,620 at July 31, 2006.

Contingent Consideration:   In November 2005, in connection with the acquisition of Firaxis, the Company agreed to make additional payments of $11,250 based on future product sales, of which approximately $10,000 will be recorded as additional purchase price and $1,250 will be recorded as employee compensation expense.

In fiscal 2005, in connection with the acquisition of Irrational, the Company agreed to make additional payments of $2,000 to the former owners of Irrational based on the delivery of products. The Company anticipates making a payment of $1,000 related to these contingent payments within the next twelve months and $1,000 in fiscal 2008 due to the expected timing of product releases. Additionally, in fiscal 2005, in connection with the acquisition of Visual Concepts and Kush Games, the Company agreed to make additional payments of approximately $1,400 to SEGA based on the commercial release of products. The additional payments to SEGA are expected to be made in fiscal 2006.

17.          SEGMENT REPORTING

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

Beginning February 1, 2006, the Company’s chief operating decision maker began to be presented with financial information that contained additional information that separately identified the Company’s publishing and distribution activities, including gross margin information. Accordingly, the Company currently considers its publishing and distribution activities as two separate reportable segments. The Company has revised prior period financial information to reflect this change and to conform to current year presentation.

The Company’s operating segments do not record inter-segment revenue and therefore none has been reported. The Company does not allocate operating expenses, interest and other income, interest expense or income taxes to operating segments. The Company’s accounting policies for segment reporting are the same as for the Company as a whole.

Information about the Company’s reportable segments is as follows:

	Three months ended July 31		Nine months ended July 31,
Net revenue:	2006	2005	2006	2005
Publishing	$192,149	$126,605	$550,497	$628,912
Distribution	49,032	43,294	220,787	265,529
Total net revenue	$241,181	$169,899	$771,284	$894,441

	Three months ended July 31		Nine months ended July 31,
Gross profit:	2006	2005	2006	2005
Publishing	$50,648	$47,219	$109,870	$281,744
Distribution	6,478	501	20,695	18,397
Total gross profit	$57,126	$47,720	$130,565	$300,141

The publishing segment’s gross profit for the nine months ended July 31, 2006 included impairment charges of approximately $20,454 due to the write-down of several titles.

	As of July 31, 2006			As of October 31, 2005
	Publishing	Distribution	Total	Publishing	Distribution	Total
				As restated		As restated
Accounts receivable, net	$71,103	$26,924	$98,027	$140,017	$57,844	$197,861
Inventory, net	35,970	47,251	83,221	54,149	82,078	136,227
Long-term assets	284,608	39,478	324,086	278,061	44,358	322,419
Total assets	720,302	134,766	855,068	717,756	217,464	935,220

The Company attributes net revenue to geographic regions based on product destination. Information about the Company’s net revenue by geographic region is as follows:

	Three months ended July 31,		Nine months ended July 31,
Revenue by Geographic Region:	2006	2005	2006	2005
United States	$140,710	$98,615	$470,532	$531,719
Canada	14,256	10,754	66,013	62,849
North America	154,966	109,369	536,545	594,568
United Kingdom	15,589	15,651	54,625	99,024
Continental Europe	58,740	42,822	152,395	178,282
Asia Pacific and other	11,886	2,057	27,719	22,567
Total net revenue	$241,181	$169,899	$771,284	$894,441

Information about the Company’s net revenue by product platforms is as follows:

	Three months ended July 31,		Nine months ended July 31,
Net Revenue by Product Platform:	2006	2005	2006	2005
Sony PlayStation 2	$77,742	$25,257	$190,054	$478,529
Microsoft Xbox 360	46,070	—	144,236	—
Sony PSP	12,453	12,078	84,106	15,412
Microsoft Xbox	14,736	58,925	47,501	147,687
PC	49,605	37,653	138,549	91,404
Nintendo handheld devices	6,077	7,906	46,937	49,820
Nintendo GameCube	3,304	3,784	12,175	22,419
Hardware	23,867	14,755	73,378	49,558
Accessories and other	7,327	9,541	34,348	39,612
Total net revenue	$241,181	$169,899	$771,284	$894,441

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following information has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Item 1 and in Note 3, “Restatement of Consolidated Condensed Financial Statements” in Notes to the Consolidated Financial Statements of this Form 10-Q. The net of tax impact of the adjustments, which aggregated to $0.9 million in the first and second quarters of 2006, was recorded by the Company in its third quarter of 2006. The impact of these adjustments was not significant to the Company’s operating results, trends, or liquidity for the quarterly periods in 2006.

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

Overview

We are a leading global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment, which consists of Rockstar Games, 2K Games, 2K Sports and Global Star Software, develops, markets and publishes software titles for the following leading gaming and entertainment hardware platforms: Sony’s PlayStation®2 and PLAYSTATION®3 computer entertainment systems; Sony’s PSP® (PlayStation®Portable) system; Microsoft’s Xbox® and Xbox 360™ video game and entertainment systems; Nintendo’s Wii™, GameCube™, DS™ and Game Boy® Advance; and for PCs. Our distribution segment, which includes our Jack of All Games subsidiary, distributes our products as well as third-party software hardware and accessories to retail outlets in North America.

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

Distribution revenue is derived from the sale of third-party software titles, accessories and hardware. Operating margins in our distribution business are dependent in part on the mix of software and hardware sales, with software generating higher margins than hardware. Publishing activities generate significantly higher margins than distribution activities, with sales of PC software titles resulting in higher margins than sales of products designed for video game consoles and handheld platforms.

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

In response to the business environment during the industry transition and our assessment of market conditions, we took steps to streamline our operations by implementing cost saving initiatives including the closure of several underperforming development studios. In the nine months ended July 31 2006, we recorded non-cash charges of approximately $27.1 million related to several titles, certain trademarks and acquired intangibles, and incurred severance and other costs of approximately $5.0 million, of which $26.1 million is related to development studio closings.

In addition, during the third quarter of fiscal 2006, we recorded an impairment charge related to goodwill and fixed assets at our Joytech subsidiary, our manufacturer and distributor of video game accessories, which operates within our publishing segment. The impairment charge of approximately $8.1 million reflects a decline in the fair value of Joytech’s business resulting from continued competition and a decline in the price and sales volume of current generation accessories due to weaker market conditions and the ongoing transition to next generation hardware platforms.

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

We have identified the policies below as critical to our business operations and the understanding of our financial results and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the condensed consolidated financial statements. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

We have established an internal royalty program that allows certain of our employee software developers to participate in the success of software titles that they assist in developing. Royalties earned by employees under this program are recorded to cost of goods sold (royalties) as they are incurred.

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

Asset Impairment

Business Combinations — Goodwill and Intangible Assets.   The purchase method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our condensed consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. The costs to acquire a business, including transaction, integration and restructuring costs, are allocated to the fair value of net assets acquired upon acquisition. Any excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill.

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

We recorded a pre-tax goodwill impairment charge of approximately $6.3 million in our Publishing segment for the quarter ended July 31, 2006. The impairment was related to our Joytech subsidiary, a manufacturer of video game accessories and peripherals.

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

In response to the difficult industry environment in 2006, we evaluated our businesses, reduced costs and closed our underperforming development studios, which resulted in certain fixed asset abandonment and write-off of capitalized software costs, certain intangibles and other assets. Through July 31, 2006, we recorded non-cash charges of $28.9 million ($20.5 million as a component of cost of goods sold), primarily in the second and third quarters of 2006.

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

As a result of the review of the Special Committee, it was determined that the original grant dates reported in our records for a substantial number of stock option awards during the periods between April 1997 and August 2003 were not the proper measurement date for accounting purposes. As a result of the Special Committee investigation, we have recorded a pre-tax non-cash cumulative charge of $54.6 million ($42.1 million on an after-tax basis) in our consolidated financial statements through October 31, 2005 to reflect additional stock-based compensation costs. Significant judgment was applied in determining measurement dates for many of our stock option awards. Information regarding the restatement, including ranges of compensation expense if other measurement dates has been selected for certain grants, is set forth in  the “Explanatory Note” immediately preceding Item 1 and in Note 3 to the Condensed Consolidated Financial Statements.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of net revenues represented by certain items reflected in our statement of operations, and sets forth net revenues by territory, sales mix, platform and principal products:

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
		As restated		As restated
Net revenue:
Publishing	79.7%	74.5%	71.4%	70.3%
Distribution	20.3%	25.5%	28.6%	29.7%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Product costs	47.8%	54.5%	52.8%	50.7%
Royalties	23.4%	15.1%	22.2%	14.3%
Software development costs	5.1%	2.4%	8.1%	1.5%
Total cost of goods sold	76.3%	71.9%	83.1%	66.4%
Gross profit	23.7%	28.1%	16.9%	33.6%
Selling and marketing	11.4%	19.1%	13.2%	13.4%
General and administrative	18.4%	19.1%	15.1%	10.2%
Research and development	7.2%	11.7%	6.6%	6.4%
Impairment of goodwill and long-lived assets	3.5%	0.0%	1.9%	0.0%
Depreciation and amortization	2.6%	3.3%	2.6%	1.7%
Total operating expenses	43.2%	53.2%	39.3%	31.7%
Income (loss) from operations	(19.5)%	(25.1)%	(22.4)%	1.8%
Interest income, net	0.5%	0.7%	0.2%	0.3%
Income (loss) before income taxes	(19.0)%	(24.4)%	(22.2)%	2.1%
Income taxes	18.9%	(7.3)%	(0.0)%	0.3%
Net income (loss)	(38.2)%	(17.1)%	(22.2)%	1.8%
Net revenue by geographic region:
North America	64.3%	64.4%	69.6%	66.5%
International	35.7%	35.6%	30.4%	33.5%
Net sales mix:
Publishing	79.7%	74.5%	71.4%	70.3%
Distribution	20.3%	25.5%	28.6%	29.7%
Publishing revenue by platform:
Console	71.2%	61.4%	62.3%	86.3%
PC	19.6%	25.1%	17.9%	8.7%
Handheld	7.0%	10.6%	16.3%	3.1%
Accessories	2.2%	2.9%	3.5%	1.9%

Our best-selling titles for the three and nine months ended July 31, 2006 and 2005 as a percentage of net revenues are as follows:

Top Ten Titles — Three months ended July 31, 2006	Platform	Release Date	% of Net Revenues
Grand Theft Auto: Liberty City Stories	PS2	June 2006	16.6%
Prey	Xbox 360	July 2006	7.6
The Da Vinci Code	PS2	May 2006	5.3
Rockstar Games presents Table Tennis	Xbox 360	May 2006	4.0
The Elder Scrolls IV: Oblivion	Xbox 360	March 2006	3.7
Grand Theft Auto: Liberty City Stories	PSP	October 2005	3.6
Prey	PC	July 2006	3.4
Grand Theft Auto: San Andreas	PS2	October 2004	3.2
Midnight Club 3: DUB Edition Remix	PS2	March 2006	2.5
The Elder Scrolls IV: Oblivion	PC	March 2006	2.1

Top Ten Titles — Three months ended July 31, 2005	Platform	Release Date	% of Net Revenues
Grand Theft Auto: San Andreas	Xbox	June 2005	23.5%
Grand Theft Auto: San Andreas	PC	June 2005	13.8
Midnight Club 3: DUB Edition	PSP	June 2005	6.0
Midnight Club 3: DUB Edition	PS2	April 2005	4.1
Charlie and the Chocolate Factory	PS2	July 2005	3.3
Sid Meier’s Pirates!	Xbox	July 2005	2.6
Midnight Club 3: DUB Edition	Xbox	April 2005	2.4
Charlie and the Chocolate Factory	GBA	July 2005	1.4
Charlie and the Chocolate Factory	Xbox	July 2005	1.3
Stronghold 2	PC	April 2005	1.3

Top Ten Titles — Nine months ended July 31, 2006	Platform	Release Date	% of Net Revenues
Grand Theft Auto: Liberty City Stories	PSP	October 2005	9.1%
The Elder Scrolls IV: Oblivion	Xbox 360	March 2006	7.4
Grand Theft Auto: Liberty City Stories	PS2	June 2006	5.2
The Elder Scrolls IV: Oblivion	PC	March 2006	4.9
Grand Theft Auto: San Andreas	PS2	October 2004	3.8
Prey	Xbox 360	July 2006	2.4
Sid Meier’s Civilization IV	PC	October 2005	2.4
The Da Vinci Code	Xbox 360	April 2006	1.7
Major League Baseball 2K6	PS2	May 2006	1.6
Midnight Club 3: DUB Edition Remix	PS2	March 2006	1.5

Top Ten Titles — Nine months ended July 31, 2005	Platform	Release Date	% of Net Revenues
Grand Theft Auto: San Andreas	PS2	October 2004	33.4%
Midnight Club 3: DUB Edition	PS2	April 2005	5.6
Grand Theft Auto: San Andreas	Xbox	June 2005	4.5
Midnight Club 3: DUB Edition	Xbox	April 2005	2.9
Grand Theft Auto: San Andreas	PC	June 2005	2.6
Stronghold 2	PC	April 2005	1.3
Grand Theft Auto: Vice City	PS2	October 2002	1.3
Midnight Club 3: DUB Edition	PSP	June 2005	1.1
ESPN NBA 2K5	PS2	September 2004	1.0
Major League Baseball 2K5	PS2	February 2005	1.0

Business Acquisitions

During fiscal 2005 and the nine months ended July 31, 2006, we consummated the acquisitions described below. To the extent that the purchase price allocation for these acquisitions is preliminary, we do not expect that the final purchase price allocation will be materially different. The acquisitions have been accounted for as purchase transactions and, accordingly, the results of operations and financial position of the acquired businesses are included in our condensed consolidated financial statements from the respective dates of acquisition. Pro forma information has not been provided as the impact of these acquisitions was not material (amounts below in thousands of dollars).

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

Irrational Studios LLC.   In August 2005, we acquired all of the outstanding membership interests in Irrational Studios, the developer of certain of our titles. The purchase price consisted of $4,212 in cash and $2,000 of unregistered common stock, which was payable at closing, $1,550 of development advances previously paid to Irrational and $2,000 of deferred consideration, which is payable in equal amounts on the first and second anniversary of the acquisition. In connection with the acquisition, we recorded $2,250 of identifiable intangible assets, $7,665 of goodwill, which is deductible for tax purposes, $187 of non-current assets and $340 of net current liabilities. We also agreed to make additional payments of $2,000 based on the delivery of products which will be recorded as additional purchase price when the conditions requiring their payment are met.

Gaia Capital Group.   In June 2005, we acquired all of the outstanding capital stock of Gaia Capital Group and its wholly-owned subsidiaries, the developers of certain of our titles. The purchase price consisted of $5,748 in cash, $4,055 of development advances previously paid to Gaia and deferred consideration of $1,597. In connection with the acquisition, we recorded $3,940 of identifiable intangible assets, $7,918 of goodwill, which is deductible for tax purposes, $528 of non-current assets and $986 of net current liabilities.

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

Three Months ended July 31, 2006 and 2005

Net Revenues

	Three months ended July 31,				Increase/	% Increase/
(thousands of dollars)	2006	%	2005	%	(decrease)	(decrease)
Publishing	$192,149	79.7%	$126,605	74.5%	$65,544	51.8%
Distribution	49,032	20.3%	43,294	25.5%	5,738	13.3%
Net revenue	$241,181	100.0%	$169,899	100.0%	$71,282	42.0%

Net Revenues.   The increase in net revenues for the three months ended July 31, 2006 was primarily due to higher publishing revenues resulting from additional sales of titles released in the current period partially offset by a decline in the prices of current generation software titles due to weaker market conditions and the ongoing transition to next generation hardware platforms. The increase over the prior comparable period was also due to additional reserves of approximately $32.6 million recorded in the three months ended July 31, 2005 for product returns related to Grand Theft Auto: San Andreas as a result of the re-rating of the title by the Entertainment Software Rating Board (“ESRB”) in July 2005.

Publishing revenues for the three months ended July 31, 2006 primarily reflect sales of Grand Theft Auto: Liberty City Stories for PlayStation 2 and PSP, Prey for Xbox 360 and PC, The Da Vinci Code on multiple platforms, The Elder Scrolls IV: Oblivion for Xbox 360 and PC, Rockstar Games presents Table Tennis for Xbox 360 and Grand Theft Auto: San Andreas on multiple platforms. Publishing revenues for the three months ended July 31, 2005 primarily reflect sales of Grand Theft Auto: San Andreas for Xbox and PC, Midnight Club 3: DUB Edition for PSP, PlayStation 2 and Xbox and Charlie and the Chocolate Factory on multiple platforms. Publishing revenues for the three months ended July 31, 2006 and 2005 include licensing revenues of $2.2 million and $4.3 million, respectively.

Products designed for video game console platforms accounted for 71.2% of publishing revenues as compared to 61.4% for the comparable period last year. PC products accounted for 19.6% of publishing revenues as compared to 25.1% for the prior comparable period. The decrease in sales of products for PC platforms as a percentage of publishing revenues was primarily attributable to strong sales of Grand Theft Auto: San Andreas in the prior comparable period. For the three months ended July 31, 2006, sales of PC products were primarily attributable to Prey, The Elder Scrolls IV: Oblivion, Sid Meier’s Civilization IV, Sid Meier’s Civilization IV: Warlords and The Da Vinci Code. For the three months ended July 31, 2005, sales of PC products were primarily attributable to Grand Theft Auto: San Andreas and Stronghold 2. We anticipate that our platform mix will be weighted toward console platforms and the PSP handheld system, but may fluctuate from period to period.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. The increase in distribution revenues was primarily attributable to higher sales of hardware products and peripherals, including the Xbox 360, partially offset by a continued decline in sales volume of value and front-line software titles, a decrease in average selling prices of interactive entertainment products as our industry transitions to next generation platforms and increased competition in the value software market.

Our businesses based outside of North America accounted for approximately $86.2 million, or 35.7% of net revenues for the three months ended July 31, 2006 compared to $60.5 million, or 35.6% of net revenues for the three months ended July 31, 2005. The increase was primarily attributable to sales of Grand Theft Auto: Liberty City Stories for PlayStation 2 and PSP, Prey for Xbox 360 and PC, The Da Vinci Code on multiple platforms and Rockstar Games presents Table Tennis for Xbox 360. International revenues for the three months ended July 31, 2005 primarily reflect sales of Grand Theft Auto: San Andreas for Xbox and PC, Charlie and the Chocolate Factory on multiple platforms and Midnight Club 3: DUB Edition for PSP, PlayStation 2 and Xbox.

Net revenues related to international operations increased by approximately $3.8 million and $1.1 million due to changes in foreign exchange rates in the three months ended July 31, 2006 and July 31, 2005, respectively. We expect international revenues to continue to account for a significant portion of our revenues.

Cost of Goods Sold

	Three months ended July 31,
(thousands of dollars)	2006	% of net revenue	2005	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Product costs	$115,245	47.8%	$92,525	54.5%	$22,720	24.6%
Royalties	56,443	23.4%	25,608	15.1%	30,835	120.4%
Software development costs	12,367	5.1%	4,046	2.4%	8,321	205.7%
Cost of goods sold	$184,055	76.3%	$122,179	71.9%	$61,876	50.6%

Product costs.   The increase in product costs in absolute dollars was consistent with the increase in publishing revenues. The decrease as a percentage of net revenues was primarily due to the higher proportion of publishing revenues, including an increase in sales of PC products which have lower product costs than console products. The decrease as a percentage of net revenues was slightly offset by additional sales of hardware products and lower prices of current generation software titles.

Royalties.   The increase in royalties was primarily due to the increase in publishing revenues and higher external royalty costs related to sales of certain of our published products. Royalties as a percentage of net revenue increased in the 2006 period reflecting a greater portion of externally developed titles in the current period. Royalty expense for the three months ended July 31, 2006 was primarily attributable to royalty costs related to sales of The Da Vinci Code, Prey, Major League Baseball 2K6 and The Elder Scrolls IV: Oblivion. In the comparable prior period, royalty costs were primarily related to sales of Charlie and the Chocolate Factory and Major League Baseball 2K5. Royalty costs related to sales of our internally developed products accounted for $10.3 million and $12.9 million, respectively, of royalty expense for the three months ended July 31, 2006 and 2005.

Software development costs.   The increase in software development costs was primarily due to higher amortization of software development costs associated with sales of our internally developed titles, including Rockstar Games presents Table Tennis and Major League Baseball 2K6. In the comparable fiscal 2005 period, software development costs were primarily attributable to sales of Grand Theft Auto: San Andreas and Midnight Club 3: DUB Edition.

In future periods, cost of goods sold may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix, distribution channels and royalty arrangements.

Operating Expenses

	Three months ended July 31,
(thousands of dollars)	2006	% of net revenue	2005	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
			As restated
Selling and marketing	$27,585	11.4%	$32,449	19.1%	$(4,864)	(15.0)%
General and administrative	44,260	18.4%	32,381	19.1%	11,879	36.7%
Research and development	17,406	7.2%	19,899	11.7%	(2,493)	(12.5)%
Impairment of goodwill and long-lived assets	8,529	3.5%	—	0.0%	8,529	N/M
Depreciation and amortization	6,290	2.6%	5,691	3.3%	599	10.5%
Total operating expenses	$104,070	43.2%	$90,420	53.2%	$13,650	15.1%

Selling and marketing.   The decrease in selling and marketing expense was primarily due to lower in-store promotional spending of approximately $2.4 million and lower trade show costs of approximately $0.9 million primarily associated with E3, an industry trade exhibition held in May 2006.

General and administrative.   The increase in general and administrative expense in absolute dollars was due to an increase in professional fees of approximately $2.8 million primarily related to various on-going legal matters, including a review of our stock option grants, and process improvement projects. The increase was also due to additional rent and office related expenses of approximately $2.4 million associated with development studios acquired subsequent to the third quarter of fiscal 2005 and lease termination costs associated with the closure of a development studio in the current period. Higher personnel expenses, which include an increase in stock compensation expense due to the adoption of SFAS 123(R), effective November 1, 2005, also contributed to the increase. General and administrative expense also increased by $1.5 million in the 2006 period resulting from stock-based compensation expense recorded in connection with the review performed by our Special Committee.

Research and development.   The decrease in research and development costs was primarily due to a decrease in production expenses of approximately $2.0 million which reflects additional product development costs in the comparable prior period related to titles that had not yet reached technological feasibility. The decrease was also attributable to lower personnel expenses resulting from higher capitalization of compensation costs for development personnel, partially offset by additional employee severance costs in connection with the closure of a development studio in the current period.

A substantial portion of our research and development costs are capitalized once software development projects reach technological feasibility, which is relatively early in the development process, and subsequently amortized as cost of goods sold. However, amounts earned under our internal royalty program continue to be expensed as incurred in cost of goods sold. During fiscal 2006, incentive compensation directly related to the completion and release of our titles has been capitalized as software development costs and will subsequently be amortized as cost of goods sold upon release of the titles.

Impairment of intangibles and long-lived assets.   In the three months ended July 31, 2006, we recorded an impairment charge of $8.1 million related to goodwill and fixed assets at our Joytech subsidiary, our manufacturer and distributor of video game accessories, which operates within our publishing segment. The impairment charges reflect a decline in the fair value of Joytech’s business resulting from continued competition and a decline in the price and sales volume of current generation accessories due to weaker market conditions and the ongoing transition to next generation hardware platforms. The additional impairment charges of $0.4 million were due to the write-off of fixed assets related to a development studio closing.

Provision (benefit) for income taxes.   Income tax expense was $45.6 million for the three months ended July 31, 2006 as compared to income tax benefit of $12.5 million for the three months ended July 31, 2005. The increase was primarily due to a valuation allowance of approximately $59.5 million that was recorded in accordance with SFAS 109 to reduce our deferred tax assets. The effective tax rate was -99.8% for the three months ended July 31, 2006, compared to an effective tax rate for the comparable period in fiscal 2005, which was a benefit of 30.1%. The valuation allowance was recorded primarily due to uncertainty regarding the realization of deferred tax assets attributable to net operating loss carryforwards.

The effective tax rate for the comparable period in fiscal 2005 was impacted by additional reserves recorded for product returns primarily related to our North American retail inventory of Grand Theft Auto: San Andreas.

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

Net loss.   For the three months ended July 31, 2006, net loss was $91.4 million as compared to a net loss of $29.0 million for the three months ended July 31, 2005, resulting from the changes referred to above.

Diluted net loss per share.   Diluted net loss per share for the three months ended July 31, 2006 of $1.29, increased $0.88 as compared to diluted net loss per share of $0.41 for the three months ended July 31, 2005, principally due to the increase in net loss for the period and an increase in the weighted average common shares outstanding.

Nine Months ended July 31, 2006 and 2005

Net Revenues

	Nine months ended July 31,				Increase/	% Increase/
(thousands of dollars)	2006	%	2005	%	(decrease)	(decrease)
Publishing	$550,497	71.4%	$628,912	70.3%	$(78,415)	(12.5)%
Distribution	220,787	28.6%	265,529	29.7%	(44,742)	(16.9)%
Net revenue	$771,284	100.0%	$894,441	100.0%	$(123,157)	(13.8)%

Net Revenues.   The decrease in net revenues for the nine months ended July 31, 2006 primarily reflects an unfavorable comparison to the comparable 2005 period, which included significant sales of Grand Theft Auto: San Andreas which was released in October 2004 for PlayStation 2 and June 2005 for Xbox and PC. The decrease was also attributable to lower distribution revenues and a decline in the prices of current generation software titles due to weaker market conditions and the ongoing transition to next generation hardware platforms. Net revenues for the nine months ended July 31, 2005 were reduced by additional reserves of approximately $32.6 million recorded for product returns related to Grand Theft Auto: San Andreas as a result of the re-rating of the title by the ESRB in July 2005.

Publishing revenues for the nine months ended July 31, 2006 primarily reflect sales of Grand Theft Auto: Liberty City Stories for PSP and PlayStation 2, The Elder Scrolls IV: Oblivion for Xbox 360 and PC, Grand Theft Auto: San Andreas on multiple platforms, Prey for Xbox 360 and PC and sales of our sports titles, including Major League Baseball 2K6, NBA 2K6 and NHL 2K6 for current and next generation console platforms. Publishing revenues for the nine months ended July 31, 2005 primarily reflect sales of Grand Theft Auto: San Andreas for PlayStation 2, Xbox and PC and Midnight Club 3: DUB Edition on multiple platforms. Publishing revenues for the nine months ended July 31, 2006 and 2005 include licensing revenues of $8.0 million and $13.7 million, respectively.

Products designed for video game console platforms accounted for 62.3% of publishing revenues as compared to 86.3% for the comparable period last year. PC products accounted for 17.9% of publishing revenues as compared to 8.7% for the prior comparable period. The increase in sales of PC products as a percentage of publishing revenues was primarily attributable to sales of The Elder Scrolls IV: Oblivion, Sid Meier’s Civilization IV, Prey and The Da Vinci Code. For the nine months ended July 31, 2005, sales of products for PC platforms was primarily attributable to sales of Grand Theft Auto: San Andreas and

Stronghold 2. We anticipate that our platform mix will be weighted toward console platforms and the PSP handheld system, but may fluctuate from period to period.

Distribution revenues are derived from the sale of third-party software titles, accessories and hardware. The decrease in distribution revenues was primarily attributable to a continued decline in sales volume of value and front-line software titles, a decrease in average selling prices of interactive entertainment products as our industry transitions to next generation platforms and increased competition in the value software market. The decline in sales of software titles was partially offset by an increase in hardware sales and peripherals, primarily attributable to the Xbox 360 and related accessories.

International operations accounted for approximately $234.7 million, or 30.4% of net revenues for the nine months ended July 31, 2006 compared to $299.9 million, or 33.5% of net revenues for the nine months ended July 31, 2005. The decrease was primarily attributable to lower publishing revenues in Europe, which reflected the unfavorable comparison to a period with significant sales of Grand Theft Auto: San Andreas which was released in October 2004 for PlayStation 2 and June 2005 for Xbox and PC. International revenues for the nine months ended July 31, 2006 were primarily attributable to sales of Grand Theft Auto: Liberty City Stories for PSP and PlayStation 2, The Elder Scrolls IV: Oblivion for PC and Xbox 360, Grand Theft Auto: San Andreas on multiple platforms and Prey for Xbox 360 and PC.

Net revenues related to international operations decreased by $7.0 million and increased by $22.6 million due to changes in foreign exchange rates (including Canada) for the nine months ended July 31, 2006 and July 31, 2005, respectively. We expect international revenues to continue to account for a significant portion of our revenues.

Cost of Goods Sold

	Nine months ended July 31,
(thousands of dollars)	2006	% of net revenue	2005	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Product costs	$407,038	52.8%	$453,514	50.7%	$(46,476)	(10.2)%
Royalties	171,592	22.2%	127,755	14.3%	43,837	34.3%
Software development costs	62,089	8.1%	13,031	1.5%	49,058	376.5%
Cost of goods sold	$640,719	83.1%	$594,300	66.4%	$46,419	7.8%

Product costs.   The decrease in product costs in absolute dollars was consistent with the decrease in publishing and distribution revenues. The increase as a percentage of net revenues was primarily due to the higher sales of hardware products and peripherals, including Xbox 360, which have higher product costs than sales of software titles. Additionally, net revenues for the nine months ended July 31, 2006 were reduced by lower prices on current generation software titles, which also contributed to an increase in product costs as a percentage of net revenues for the current period.

Royalties.   The increase in royalties was primarily due to higher external royalty costs related to sales of certain of our published products. Royalties as a percentage of net revenue increased in the 2006 period reflecting a greater portion of externally developed titles in the current period. Royalty expense for the nine months ended July 31, 2006 was primarily attributable to sales of The Elder Scrolls IV: Oblivion, Major League Baseball 2K6, The Da Vinci Code, Prey, Grand Theft Auto: Liberty City Stories and Grand Theft Auto: San Andreas. In the comparable prior period, royalty costs were primarily related to sales of Grand Theft Auto: San Andreas. Royalty costs related to sales of our internally developed products accounted for $30.6 million and $78.8 million, respectively, of our royalty expense for the nine months ended July 31, 2006 and 2005.

Software development costs.   The increase in software development costs was primarily due to impairment charges of approximately $17.0 million related to several titles in development. The impairment charges were based on an assessment of the future recoverability of capitalized software balances related to these titles and the determination that these titles were unlikely to recover capitalized costs given a change in sales expectations as a result of weaker market conditions, the closure of development studios, uncertainty involved in the console transition and historical performance of these titles.

The increase in costs was also due to sales of a larger number of internally developed titles resulting in higher amortization of capitalized costs as compared to the prior period. In the current period, software development costs related to sales of internally developed sports and other titles included The Warriors, Rockstar Games Presents Table Tennis, Amped 3, Major League Baseball 2K6, NBA 2K6, Midnight Club 3: DUB Edition Remix and Top Spin 2. In the comparable fiscal 2005 period, software development costs were primarily attributable to sales of Midnight Club 3: DUB Edition and Grand Theft Auto: San Andreas.

In future periods, cost of goods sold may be adversely affected by manufacturing and other costs, price competition and by changes in product and sales mix, distribution channels and royalty arrangements.

Operating Expenses

	Nine months ended July 31,
(thousands of dollars)	2006	% of net revenue	2005	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
			As restated
Selling and marketing	$101,423	13.2%	$119,961	13.4%	$(18,538)	(15.5)%
General and administrative	116,276	15.1%	90,991	10.2%	25,285	27.8%
Research and development	51,212	6.6%	57,424	6.4%	(6,212)	(10.8)%
Impairment of goodwill and long-lived assets	14,778	1.9%	—	—	14,778	N/M
Depreciation and amortization	19,778	2.6%	15,579	1.7%	4,199	27.0%
Total operating expenses	$303,467	39.3%	$283,955	31.7%	$19,512	6.9%

Selling and marketing.   The decrease in selling and marketing expense in absolute dollars was primarily due to lower marketing and promotional spending of approximately $11.4 million in the current period, lower in-store promotional spending of approximately $4.9 million and lower trade show costs of approximately $0.7 million primarily associated with E3, an industry trade exhibition held in May 2006. The decrease was also due to lower personnel expenses, primarily resulting from a decrease in incentive and stock compensation, which is consistent with current business performance. In the comparable fiscal 2005 period, higher advertising and marketing costs were primarily attributable to the release of Grand Theft Auto: San Andreas for PlayStation 2, which occurred in October 2004, and additional spending to promote titles under our 2K Games and 2K Sports publishing labels, which were established in fiscal 2005.

General and administrative.   The increase in general and administrative expense was primarily due to higher personnel costs, which included an increase in stock compensation expense resulting from the adoption of SFAS 123(R), effective November 1, 2005, higher benefit costs of approximately $3.0 million and an increase in severance costs of $0.6 million primarily due to the closure of development studios. The increase in personnel costs was partially offset by a decrease in incentive compensation, which is consistent with lower revenues.

The increase in general and administrative expense was also due to additional rent and office related expenses of approximately $6.2 million primarily due to newly acquired development studios and lease termination costs associated with the closure of development studios, an increase in information technology expenses of $2.3 million related to system improvements and an increase in professional fees of approximately $6.2 million primarily related to various on-going legal matters, including a review of our stock option grants, and process improvement projects.

Research and development.   The decrease in research and development expense was primarily attributable to lower personnel costs of approximately $5.2 million due to a decrease in incentive compensation, which is consistent with current business performance, and higher capitalization of compensation costs for development personnel offset by an increase in employee severance costs in connection with the closure of development studios in the current period. The decrease in research and development costs was also due to a decrease in production expenses of approximately $2.1 million which reflects additional product development costs in the comparable prior period related to titles that had not yet reached technological feasibility.

A substantial portion of our research and development costs are capitalized once software development projects reach technological feasibility, which is relatively early in the development process, and subsequently amortized as cost of goods sold. However, amounts earned under our internal royalty program continue to be expensed as incurred in cost of goods sold. During fiscal 2006, incentive compensation directly related to the completion and release of our titles has been capitalized as software development costs and will subsequently be amortized as cost of goods sold upon release of the title.

Impairment of intangibles and long-lived assets.   In the three and nine months ended July 31, 2006, we recorded an impairment charge of $8.1 million related to goodwill and fixed assets at our Joytech subsidiary, the manufacturer and distributor of video game accessories, which operates within our publishing segment. The impairment charges reflect a decline in the fair value of Joytech’s business resulting from continued competition and a decline in the price and sales volume of current generation accessories due to weaker market conditions and the ongoing transition to next generation hardware platforms. Additional impairment charges of approximately $6.7 million were related to the write-off of certain trademarks, acquired intangibles and fixed assets. These write-offs were based on management’s assessment of the future value of these assets including future business prospects and estimated cash flows to be derived from these assets.

Provision (benefit) for income taxes.   Income tax benefit was $0.6 million and income tax expense of $2.7 million for the nine months ended July 31, 2006 and 2005, respectively. The income tax expense was primarily attributable to our net loss for the fiscal 2006 period offset by a valuation allowance of approximately $59.5 million that was recorded to reduce our deferred tax assets. The valuation allowance was recorded primarily due to uncertainty regarding the realization of deferred tax assets attributable to net operating loss carryforwards.

The effective tax rate for the comparable period in fiscal 2005 was impacted by additional reserves recorded for product returns primarily related to our North American retail inventory of Grand Theft Auto: San Andreas.

The estimated annual effective tax rate, excluding the impact of the valuation allowance, was a benefit of 33.4% for the nine months ended July 31, 2006, compared to an estimated effective tax rate for the comparable period in fiscal 2005, which was an expense of 14.0%. The higher estimated annual effective tax rate, excluding the impact of the valuation allowance, in fiscal 2006 was primarily attributable to forecasted losses in higher tax rate jurisdictions. The lower effective tax rate for the comparable period in fiscal 2005 was attributable to a higher proportion of forecasted earnings in lower tax rate jurisdictions primarily due to additional reserves recorded in for product returns primarily related to our North American retail inventory of Grand Theft Auto: San Andreas.

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

Net income (loss).   For the nine months ended July 31, 2006, net loss was $170.9 million as compared to net income of $16.5 million for the nine months ended July 31, 2005 resulting from the changes referred to above.

Diluted net income (loss) per share.   Diluted net loss per share for the nine months ended July 31, 2006 of $2.41, compared to diluted net income per share of $0.23 for the nine months ended July 31, 2005, principally due to the net loss for the period and increase in the weighted average common shares outstanding.

Liquidity and Capital Resources

Our primary cash requirements are to fund the development and marketing of our products. We satisfy our working capital requirements primarily through cash flow from operations. At July 31, 2006, we had working capital of $284.9 million as compared to working capital of $365.9 million at October 31, 2005.

Cash and cash equivalents increased for the nine months ended July 31, 2006 as follows:

	Nine months ended July 31,
(thousands of dollars)	2006	2005
Cash provided by operating activities	$84,362	$111,939
Cash used in investing activities	(18,791)	(81,213)
Cash provided by financing activities	2,950	14,912
Effects of exchange rates on cash and cash equivalents	3,414	(5,378)
Net increase (decrease) in cash and cash equivalents	$71,935	$40,260

Operating Activities.   Net cash provided by operating activities for the nine months ended July 31, 2006 was $84.4 million compared to $111.9 million for the nine months ended July 31, 2005. The decrease is primarily due to the net loss in the current period, adjusted for non-cash items including amortization and write-offs of software development costs. Net cash provided by operating activities in the current period also reflects an increase in accrued expenses and approximately $51.0 million of cash received related to various agreements to provide online content, in-game advertising and licensing of our intellectual property.

Investing Activities.   Net cash used in investing activities for the nine months ended July 31, 2006 was $18.8 million compared to $81.2 million for the nine months ended July 31, 2005. Net cash used in the current period primarily reflects the purchase of fixed assets partially offset by net cash acquired in the acquisition of Firaxis. The prior year period primarily reflects the acquisitions of Visual Concepts and Kush, Gaia and the intellectual property of Civilization.

Financing Activities.   Net cash provided by financing activities for the nine months ended July 31, 2006 was $3.0 million as compared to $14.9 million for the nine months ended July 31, 2005. The decrease was primarily attributable to lower proceeds from the exercise of stock options. The prior period also reflects the repurchase of our common stock at an aggregate cost of $15.0 million.

Significant Balance Sheet Changes

Accounts receivable:   The decrease of $99.8 million in net accounts receivable from October 31, 2005 to July 31, 2006, was primarily due to lower net revenues in the current period and is consistent with the seasonal fluctuations of our business. Our allowances, which include doubtful accounts, returns, price concessions, rebates and other sales allowances, increased to $82.5 million at July 31, 2006 from $69.9 million at October 31, 2005 and increased as a percentage of receivables to 45.7% at July 31, 2006 from 26.1% at October 31, 2005. The increase in the allowance is due to weaker market conditions and the ongoing transition to next generation hardware platforms.

As of July 31, 2006, the receivable balances from our five largest retail customers accounted for approximately 47.7% of our gross receivable balance. Wal-Mart, GameStop and Best Buy accounted for approximately 13.2%, 12.8 and 11.0%, respectively, of our gross receivable balance. Generally, we have been able to collect our receivables in the ordinary course of business.

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

Inventories:   The decrease of $53.0 million in inventories from October 31, 2005 to July 31, 2006 was primarily due to a decrease in distribution inventories and is consistent with the decrease in trade accounts payable. The lower inventories balance was also consistent with lower seasonal inventory level requirements.

Prepaid taxes and taxes receivable:   The increase of prepaid taxes and taxes receivable from October 31, 2005 to July 31, 2006 was primarily attributable to an increase in carry-back claims anticipated for fiscal 2006.

Deferred revenue:   We have entered into various agreements to provide online content, in-game advertising and licensing of our intellectual property. Deferred revenue as of July 31, 2006 is $50.0 million. To the extent that we have not performed the obligations required under the agreements, cash received is accounted for as deferred revenue.

Loan Facilities:   In August 2005, we entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”). The JPMorgan credit agreement provided for borrowings of up to $50.0 million through the expiration of the agreement on August 23, 2006. We had no borrowings under the credit agreement and we were in compliance with all financial and other covenants at July 31, 2006. We did not renew our credit agreement with JPMorgan.

In May 2006, our United Kingdom subsidiary renewed its credit facility agreement with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available borrowings of up to approximately $23.0 million. Advances under the credit facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by us. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The facility expires on March 31, 2007. We had no outstanding guarantees and no borrowings under this facility as of July 31, 2006.

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

Contractual Obligations and Contingent Liabilities and Commitments

A summary of annual minimum contractual obligations and commitments as of July 31, 2006 is as follows:

Fiscal years ending October 31,	Licensing and Marketing	Software Development	Operating Leases	Distribution	Total
Remainder of 2006	$34,738	$21,669	$5,321	$1,327	$63,055
2007	60,046	28,771	16,643	1,293	106,753
2008	53,201	9,547	15,021	—	77,769
2009	53,959	16	14,539	—	68,514
2010	53,967	—	13,082	—	67,049
Thereafter	100,280	—	35,504	—	135,784
Total	$356,191	$60,003	$100,110	$2,620	$518,924

Licensing and Marketing Agreements:   Our license expense consists primarily of payments made to licensors for intellectual property rights under agreements which expire at various times through December 2012. As of July 31, 2006, we have minimum guaranteed licensing and marketing commitments of $356.2 million of which $2.9 million are recorded in our condensed consolidated balance sheet as the licensor does not have any significant performance obligation. Minimum guaranteed licensing and marketing commitments primarily reflect our agreements with major sports leagues and players’ associations.

Software Development Agreements:   Our payments made to third-party developers include contractual advances and royalty payments under agreements which expire at various times through November 2008. Assuming performance by third-party developers, we have aggregate outstanding commitments of $60.0 million under various software development agreements at July 31, 2006. We have also established an internal royalty program pursuant to which we pay royalties to certain of our development personnel based on product sales. Royalties earned under our internal royalty program are expensed as incurred.

Lease Commitments:   Our offices and warehouse facilities are occupied under non-cancelable operating leases expiring at various times from October 2006 to September 2014. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through July 2010. Future minimum rental payments for fiscal 2006 are $5.3 million and aggregate minimum rental payments through applicable lease expirations are $100.1 million.

Distribution Agreements:   We periodically enter into distribution agreements to purchase various software games. These agreements, which expire at various dates through July 2007, require remaining aggregate minimum guaranteed payments of $2.6 million at July 31, 2006.

Contingent Consideration:   In November 2005, in connection with the acquisition of Firaxis, we agreed to make additional payments of $11.3 million based on future product sales, of which approximately $10.0 million will be recorded as additional purchase price and $1.3 million will be recorded as employee compensation expense.

In fiscal 2005, in connection with the acquisition of Irrational, we agreed to make additional payments of $2.0 million to the former owners of Irrational based on the delivery of products. We anticipate making a payment of $1.0 million related to these contingent payments within the next twelve months and $1.0 million in fiscal 2008 due to the expected timing of product releases. Additionally, in fiscal 2005, in connection with the acquisition of Visual Concepts and Kush Games, we agreed to make additional payments of approximately $1.4 million to SEGA based on the commercial release of products. The additional payments to SEGA are expected to be made in fiscal 2006.

In March 2005, we renegotiated a $6.0 million contingent obligation due upon the delivery of the final PC version of Duke Nukem Forever through the payment of $4.3 million and issuance of a promissory note in the principal amount of $0.5 million. The payment of the promissory note is contingent upon the commercial release of such product prior to December 31, 2006.

In fiscal 2004, in connection with the acquisition of Mobius, we agreed to make additional contingent payments of approximately $2.0 million based on the delivery of products.

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

International Operations

Net revenues outside of the United States, principally in Canada, the United Kingdom and other countries in Europe, have accounted for a significant portion of our net revenues. For the nine months ended July 31, 2006 and 2005, net revenues earned outside the United States accounted for approximately 39.1% and 40.6%, respectively, of our net revenues. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. At July 31, 2006, we had no outstanding variable rate indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders’ equity. For the nine months ended July 31, 2006, our foreign currency translation adjustment gain was $5.2 million. Foreign exchange transaction gain for the nine months ended July 31, 2006 was $1.4 million.

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

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, the Company determined that, as of October 31, 2005, there were two material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, the Company’s disclosure controls and procedures were not effective. As described below, the Company has remediated those material weaknesses. Consequently, based on the evaluation described above, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of July 31, 2006, the Company’s disclosure controls and procedures were effective.

Management’s Remediation Measures

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, management determined that, as of October 31, 2005, there were material weaknesses in the Company’s internal control over financial reporting relating to (i) ineffective controls over the existence and valuation of its accounts payable related to inventory purchases and (ii) ineffective controls over the accuracy of the amortization of its capitalized software development costs. As reported in the Annual Report for fiscal 2005, the Company initiated a number of changes in its internal controls to remediate these material weaknesses. At July 31, 2006, the following measures to remediate the control deficiencies were implemented:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the third quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

We have received grand jury subpoenas issued by the District Attorney of the County of New York requesting production of documents covering various periods beginning on January 1, 1997, including those relating to, among other things: the so-called “Hot Coffee” scenes in Grand Theft Auto: San Andreas; the work of our Board of Directors, all Board Committees, and the Special Litigation Committee; certain acquisitions entered into by us; billing and payment records relating to Pricewaterhouse Coopers LLC (“PWC”) and the termination of PWC as our auditors; communications to financial analysts and stockholders about acquisitions and financial results; compensation and human resources documents of certain of our directors and employees; stock-based compensation; the SEC’s June 2006 inquiry; legal services performed for employees; corporate credit card and expense records of certain individuals; the SEC bar of our  former Chief Executive Officer, Ryan Brant; and ethics, securities, and conflict of interest policies and questionnaires. We are fully cooperating and providing the documents and information called for by the subpoenas.

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

Item 1A. Risk Factors

            There have been no material changes to the Risk Factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006, which was filed prior to this quarterly report on Form 10-Q.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Registrant)
Date: February 28, 2007	By:	/s/ Paul Eibeler
Paul Eibeler
Chief Executive Officer and President
(Principal Executive Officer)
Date: February 28, 2007	By:	/s/ Karl H. Winters
Karl H. Winters
Chief Financial Officer
(Principal Financial Officer)