Form 10-Q
period 2007-01-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2007-03-12
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF l934.

For the quarterly period ended January 31, 2007

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

622 Broadway
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

Yes    ☐       No    ☒

As of March 5, 2007, there were 72,926,850 shares of the Registrant’s Common Stock outstanding.

(All other items in this report are inapplicable)

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except per share amounts)

	January 31,	October 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138,151	$132,480
Accounts receivable, net of allowances of $78,847 and $91,509 at January 31, 2007 and October 31, 2006, respectively	79,107	143,199
Inventory, net	82,194	95,520
Software development costs and licenses	97,839	85,207
Prepaid taxes and taxes receivable	39,474	60,407
Prepaid expenses and other	23,241	28,060
Total current assets	460,006	544,873
Fixed assets, net	49,673	47,496
Software development costs and licenses, net of current portion	39,636	31,354
Goodwill	188,179	187,681
Other intangibles, net	41,448	43,248
Other assets	14,544	14,154
Total assets	$793,486	$868,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,819	$123,947
Accrued expenses and other current liabilities	140,391	139,599
Total current liabilities	202,210	263,546
Deferred revenue	50,000	50,000
Other long-term liabilities	5,918	4,868
Total liabilities	258,128	318,414
Commitments and contingencies
Stockholders’ Equity:
Common Stock, $.01 par value, 100,000 shares authorized; 72,795 and 72,745 shares issued and outstanding at January 31, 2007 and October 31, 2006, respectively	728	727
Additional paid-in capital	487,516	482,104
Retained earnings	39,111	60,659
Accumulated other comprehensive income	8,003	6,902
Total stockholders’ equity	535,358	550,392
Total liabilities and stockholders’ equity	$793,486	$868,806

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
 (in thousands, except per share amounts)

	Three months ended January 31,
	2007	2006

Net revenue	$277,340	$264,981
Cost of goods sold:
Product costs	164,143	160,853
Royalties	27,713	32,867
Software development costs	12,369	15,594
Total cost of goods sold	204,225	209,314
Gross Profit	73,115	55,667
Selling and marketing	35,024	41,644
General and administrative	38,614	38,453
Research and development	14,150	17,709
Depreciation and amortization	6,661	6,651
Total operating expenses	94,449	104,457
Loss from operations	(21,334)	(48,790)
Interest income, net	862	253
Loss before income taxes	(20,472)	(48,537)
Provision (benefit) for income taxes	1,076	(19,415)
Net loss	$(21,548)	$(29,122)
Basic and diluted loss per share	$(0.30)	$(0.41)
Basic and diluted weighted average shares outstanding	71,360	70,870

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (in thousands)

	Three months ended January 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(21,548)	$(29,122)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,661	6,651
Amortization of intellectual property	925	2,077
Stock-based compensation	3,447	4,833
Amortization and write-off of software development costs and licenses	19,380	27,526
Benefit for deferred income taxes	(80)	(504)
Provision for price concessions, sales allowances and doubtful accounts	26,314	58,416
Tax benefit on stock-based compensation	—	24
Excess tax benefit from stock option exercises	—	(24)
Foreign currency translation gain and other	(604)	(890)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	37,577	55,670
Inventory	13,326	29,094
Software development costs and licenses	(38,315)	(40,625)
Prepaid expenses, other current and other non-current assets	25,431	(16,568)
Accounts payable, accrued expenses and other liabilities	(60,391)	(57,099)
Total adjustments	33,671	68,581
Net cash provided by operating activities	12,123	39,459
Cash flows used for investing activities:
Purchase of fixed assets	(7,742)	(6,456)
Payments for purchases of businesses, net of cash acquired	—	1,143
Net cash used for investing activities	(7,742)	(5,313)
Cash flows provided by financing activities:
Proceeds from exercise of options	—	1,071
Repurchase of common stock	(12)	—
Excess tax benefit on exercise of stock options	—	24
Net cash (used for) provided by financing activities	(12)	1,095
Effects of exchange rates on cash and cash equivalents	1,302	461
Net increase in cash and cash equivalents	5,671	35,702
Cash and cash equivalents, beginning of year	132,480	107,195
Cash and cash equivalents, end of period	$138,151	$142,897

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

1.        BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Take-Two Interactive Software, Inc. (“the Company”, “we”, “us”, or similar pronouns) is a leading global publisher, developer and distributor of interactive entertainment software, hardware and accessories.  Our publishing segment, which consists of Rockstar Games, 2K Games, 2K Sports and Global Star Software, develops, markets and publishes software titles for the following leading gaming and entertainment hardware platforms: Sony’s PlayStation®2 and PLAYSTATION®3 computer entertainment systems; Sony’s PSP® (PlayStation®Portable) system; Microsoft’s Xbox® and Xbox 360™ video game and entertainment systems; Nintendo’s Wii™, GameCube™, Nintendo DS™ and Game Boy® Advance; and for PCs.  Our distribution segment, which includes our Jack of All Games subsidiary, distributes our products as well as third-party software, hardware and accessories to retail outlets primarily in North America.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and reflect all adjustments necessary for fair presentation of our financial position, results of operations and cash flows.  Inter-company accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. We adhere to the same accounting policies in preparation of interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the fiscal year ended October 31, 2006, included in our Annual Report on Form 10-K for the year ended October 31, 2006.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the net income applicable to common stockholders for the year by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of common stock and common stock equivalents, which include common shares issuable upon the exercise of stock options, restricted stock and warrants outstanding during the year. For the three months ended January 31, 2007 and 2006, common stock equivalents are excluded from our computation of diluted weighted average shares outstanding because their effect is antidilutive.

The computation for diluted weighted average shares outstanding excludes those unexercised stock options and warrants, which are antidilutive. The number of such shares was approximately 6,925,000 and 8,296,000 for the three months ended January 31, 2007 and 2006, respectively.  For the three months ended January 31, 2007, we issued 50,000 shares of common stock in connection with stock option exercises and restricted stock awards.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for us on November 1, 2008. We are currently assessing whether the adoption of SFAS 157 will have an impact on our financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for us on November 1, 2007. We are currently evaluating the impact of applying SAB 108 but do not believe that its application will have a material effect on our financial position, cash flows, or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), to create a single model to address the accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for us beginning November 1, 2007. The cumulative-effect of adopting FIN 48 will be recorded to opening retained earnings. Management is currently evaluating the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

2.        COMPREHENSIVE LOSS

Components of comprehensive loss are as follows:

	Three months ended January 31,
	2007	2006
Net loss	$(21,548)	$(29,122)
Foreign currency translation adjustment	1,101	517
Comprehensive loss	$(20,447)	$(28,605)

3.        INVENTORY, NET

Inventory balances by category are as follows:

	January 31,	October 31,
	2007	2006
Finished products, net	$75,208	$88,337
Parts and supplies, net	6,986	7,183
Inventory, net	$82,194	$95,520

Estimated product returns included in inventory at January 31, 2007 and October 31, 2006 were $11,080 and $8,603, respectively.

4.        SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our software development costs and licenses are as follows:

	Three months ended January 31,
	2007	2006
Beginning balance	$116,561	$118,409
Additions	39,987	38,364
Amortization	(19,380)	(27,526)
Write down	—	(520)
Foreign exchange	307	337
Ending balance	137,475	129,064

Less: current portion	97,839	84,246
Non-current portion	$39,636	$44,818

Software development costs and licenses as of January 31, 2007 and 2006 include $124,195 and $93,022, respectively, related to titles that have not been released.

5.        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	January 31,	October 31,
	2007	2006

Compensation and benefits	$13,182	$17,995
Software development costs	39,660	43,724
Licenses	16,975	13,725
Deferred revenue	9,122	11,317
Rent and deferred rent obligations	10,371	7,233
Co-op advertising	4,166	3,923
Professional fees	9,689	8,399
Freight	823	1,471
Income taxes payable	18,185	18,930
Other	18,218	12,882
Total	$140,391	$139,599

6.        LEGAL AND OTHER PROCEEDINGS

Legal Proceedings

In July 2005, we received three purported class action complaints against us and Rockstar Games, two of which were filed in the United States District Court for the Southern District of New York and one such complaint which was filed in the United States District Court, Eastern District of Pennsylvania. On September 8, 2005, another similar complaint was filed in the Circuit Court for the Twentieth Judicial District, St. Clair County, Illinois and then removed to United States District Court for the Southern District of Illinois. The plaintiffs, alleged purchasers of our Grand Theft Auto: San Andreas game, allege that we and Rockstar Games engaged in consumer deception, false advertising and common law fraud and were unjustly enriched as a result of the alleged failure of us and Rockstar Games to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving a Mature (“M”) rating from the Entertainment Software Rating Board (“ESRB”) rather than an Adults Only (“AO”) rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. The New York and Pennsylvania actions, together with an action commenced against us and Rockstar Games in the United States District for the Southern District of New York in August 2006, have been consolidated in the Southern District of New York under the caption In re Grand Theft Auto Video Game Consumer

Litigation, (05-CV-6734 (BSJ)) and the Illinois action has been transferred to the Southern District of New York for coordinated pretrial proceedings pursuant to an Order of Judicial Panel on Multidistrict Litigation. These cases have been consolidated for pretrial proceedings under the caption In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK) (MHD). On June 7, 2006 plaintiffs filed a Consolidated and Amended Complaint. On July 31, 2006, we and Rockstar Games filed a Partial Motion to Dismiss those claims brought under the laws of states other than states where the named plaintiffs reside and were purportedly injured. By an Opinion and Order dated October 25, 2006, the Partial Motion to Dismiss was denied. On November 10, 2006 we and Rockstar Games filed a Motion to Deny Certification of the proposed nationwide class. On November 17, 2006 we and Rockstar Games served an answer denying the allegations in the Consolidated and Amended Complaint and asserting various affirmative defenses. On January 24, 2007, the Plaintiffs cross-moved for certification of the proposed nationwide class. Consolidated discovery in these actions is proceeding.

In November 2006, a complaint was filed against us and Rockstar Games in the United States District Court, Eastern District of Pennsylvania, alleging that we and Rockstar Games engaged in consumer deception, were unjustly enriched and in breach of warranty as a result of the alleged failure of us and Rockstar Games to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving an “M” rating from the ESRB rather than an “AO” rating. The complaint seeks unspecified damages, declarations of various violations of law and litigation costs. We and Rockstar Games have filed a Notice of Tag-along Action with the Judicial Panel on Multidistrict Litigation, requesting that the case be transferred to the Southern District of New York for pretrial consolidation with In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK) (MHD). On January 26, 2007, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order, transferring this action to the Southern District of New York for pre-trial consolidation with In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK) (MHD).

In January 2006, the City Attorney for the City of Los Angeles filed a complaint against us and Rockstar Games in the Superior Court of the State of California. The complaint alleges that we and Rockstar Games violated sections of the California Business and Professions Code prohibiting untrue and misleading statements and unfair competition and that we and Rockstar Games were unjustly enriched as a result of the alleged failure to disclose that Grand Theft Auto: San Andreas contained “hidden” content which should have resulted in the game receiving an “AO” rating from the ESRB rather than an “M” rating. The complaint also alleges that we made misleading statements as to the origin of the “hidden” content. The complaint seeks injunctive relief, restitution for purchasers of the game and civil fines. The action has been removed to the United States District Court, Central District of California and we moved to dismiss the complaint. The plaintiff has moved to remand the action to state court and the Judicial Panel on Multidistrict Litigation has issued an order transferring the action to the Southern District of New York and the action was consolidated for pre-trial purposes with In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK) (MHD).

In February and March 2006, an aggregate of four purported class action complaints were filed against us, our Chief Executive Officer, Chief Financial Officer and former Chief Global Operating Officer in the United States District Court for the Southern District of New York (the “New York Actions”) and one such purported class action was filed in the United States District Court for the Eastern District of Michigan (the “Michigan Action”). The New York plaintiffs are Max Kaplan, John Fenninger, David Andrews and David Toth and the Michigan plaintiff was The City of Flint and Daniel J. Hall on behalf of The City of Flint Employees’ Retirement Pension Fund. The complaints allege that the defendants violated Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“Exchange Act”) by making or causing us to make untrue statements or failing to disclose in certain press releases and SEC periodic reports that, among other things: Grand Theft Auto: San Andreas contained “hidden” content which should have resulted in the game receiving an “AO” rating from the ESRB rather than an “M” rating; the defendants attempted to bolster sales of Grand Theft Auto: San Andreas by concealing the “adult content” from retailers who refused to carry “AO” material; our management failed to keep our Board of Directors informed of important issues or failed to do so in a timely fashion; and we were misstating capitalized software development costs and amortization expense and had inadequate internal controls and procedures to ensure accuracy in our reported financial results. The plaintiffs seek to recover unspecified damages and their costs. The plaintiffs in the Michigan Action voluntarily dismissed their complaint without prejudice. On July 12, 2006, the Court entered

Orders appointing the New York City Pension Funds as lead plaintiff and directing the filing of a consolidated amended complaint within sixty (60) days. Plaintiffs filed a consolidated and amended complaint on September 11, 2006. The amended complaint added claims for violations of Sections 10(b) and 20(a) of the Exchange Act related to allegedly improper stock option granting practices at the Company. On December 12, 2006, the parties entered into a stipulation pursuant to which plaintiffs may file a second amended complaint on or before April 16, 2007, and we may respond to the second amended complaint, if any, within 45 days from the date it is filed.

In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the Southern District of New York against us, as nominal defendant, and certain of our officers and directors and certain former officers and directors. The factual allegations in this action are similar to the allegations contained in the New York Actions. Plaintiff asserts that certain defendants breached their fiduciary duty by selling their stock while in possession of certain material non-public information and breached their fiduciary duty and violated Section 14(a) and Rule 14a-9 of the Exchange Act by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. Plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold our stock, unspecified compensatory damages with interest and their costs in the action. A motion to stay the action pending the determination of an investigation by a committee consisting of independent members of our Board of Directors (the “Special Committee”) was filed with the Court. On October 4, 2006, the Court issued an order granting the motion and staying the proceedings for a period of 150 days from the date of the Order. On January 17, 2007, the plaintiffs moved for an order granting limited relief from the Court’s October 4, 2006 stay of the proceedings in order to file an Amended Derivative and Class Action Complaint. On February 22, 2007, counsel for the Special Committee advised the Court that the Special Committee had completed its investigation, rendered a report and, in accordance with the October 4, 2006 Order, would respond to the complaint within thirty days.

In July 2006, Richard Lasky filed a purported derivative action complaint in the Southern District of New York against us, as nominal defendant, and certain of our officers and directors and certain former officers and directors. The complaint alleges violations of federal and state law, including violations of the Sarbanes-Oxley Act of 2002, the Exchange Act, breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2000 and the filing of the complaint. The complaint also asserts claims alleging the defendants breached their fiduciary duties in connection with the granting of stock options to certain officers and directors since 1997. The complaint seeks unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity based compensation paid to them by us during our fiscal year ended October 31, 2003, equitable and other relief relating to the proceeds from certain of the defendants’ alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs.

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

In September 2006, the personal representatives of the Estates of Verlin Posey, Tryone Posey, and Marilea Schmid brought an action in the Second Judicial District of Bernalillo County, New Mexico in Albuquerque against us, Rockstar Games, SCEA, SCA and Cody Posey (“Posey”), alleging under New Mexico’s product liability and wrongful death statutes that our video games resulted in “copycat violence” that caused Posey to shoot and kill his father (Verlin Posey), stepmother (Tryone Posey) and stepsister (Marilea Schmid). At his criminal trial, Posey argued self-defense, and presented extensive testimony of long-term substantial physical abuse by his father. Posey was convicted of manslaughter in his father’s death, second degree murder for his stepmother’s death, and first degree murder for his stepsister’s death. At sentencing in April 2006, the judge concluded that Posey suffered from post-traumatic stress disorder and depression, and had “snapped” when he committed the killings; rather than sentence Posey to life in prison, the judge sentenced him to a juvenile facility until he turns twenty-one. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600 million. SCEA and SCA have tendered their defense and requested indemnification from us, and we have accepted such tender. Copies of the Complaint and Summonses were received by us in December 2006; and we moved to dismiss the Complaint on January 19, 2007.

We intend to vigorously defend and seek dismissal of the above matters and, with respect to the derivative actions, we have been advised that the individual defendants will vigorously defend such actions. However, we cannot predict the outcome of these matters and, if determined adversely to us, such matters, either singly or in the aggregate, could result in the imposition of significant judgments, fines and/or penalties which could have a material adverse effect on our financial condition, cash flows and results of operations.

Other Matters

We have received notice from the SEC that it is conducting an informal non-public investigation into certain stock option grants made by us from January 1997 to the present. Prior to receiving the notice, we had initiated an internal review of our option grants, led by the Special Committee who have retained independent legal counsel and accountants to assist in the review. We and the Special Committee are fully cooperating with the SEC.

We have received grand jury subpoenas issued by the District Attorney of the County of New York requesting production of documents covering various periods beginning on January 1, 1997, including those relating to, among other things: the so-called “Hot Coffee” scenes in Grand Theft Auto: San Andreas; the work of  our Board of Directors, all Board Committees, and the Special Litigation Committee; certain acquisitions entered into by  us; billing and payment records relating to PricewaterhouseCoopers LLP (“PWC”) and the termination of PWC as  our  auditors; communications to financial analysts and stockholders about acquisitions and financial results; compensation and human resources documents of certain  of our current and former directors and employees; stock-based compensation; the SEC ’s  June 2006 inquiry; legal services performed for employees; corporate credit card and expense records of certain individuals; the SEC bar of  our  former Chief Executive Officer, Ryan Brant; and ethics, securities, and conflict of interest policies and questionnaires.  We are fully cooperating and providing the documents and information called for by the subpoenas.

We are also involved in other routine litigation in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

7.        SEGMENT AND GEOGRAPHIC INFORMATION

We are a publisher and distributor of interactive software games designed for personal computers, video game consoles and handheld platforms. Revenue earned by our publishing segment is primarily derived from the sale of internally developed software titles, software titles developed on our behalf by third parties and the sale of certain video game accessories and peripherals. Revenue earned by our distribution segment is derived from the sale of third-party software titles, accessories and hardware.

Our Chief Executive Officer is our chief operating decision maker (“CODM”). We continue to be centrally managed and the CODM primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance.

Our CODM is presented with financial information that contains information that separately identifies our publishing and distribution operations, including gross margin information. Accordingly, we consider our publishing and distribution businesses to be distinct reportable segments.

Our operating segments do not record inter-segment revenue and therefore none has been reported. We do not allocate operating expenses, interest and other income, interest expense or income taxes to operating segments. Our accounting policies for segment reporting are the same as for the Company as a whole.

Information about our reportable segments is as follows:

	Three months ended January 31,
	2007	2006
Net Revenue:
Publishing	$161,988	$158,288
Distribution	115,352	106,693
Total net revenue	$277,340	$264,981

	Three months ended January 31,
	2007	2006
Gross Profit:
Publishing	$62,820	$48,150
Distribution	10,295	7,517
Total gross profit	$73,115	$55,667

	January 31, 2007			October 31, 2006
	Publishing	Distribution	Total	Publishing	Distribution	Total
Accounts receivable, net	$58,729	$20,378	$79,107	$109,974	$33,225	$143,199
Inventory, net	33,267	48,927	82,194	35,068	60,452	95,520
Total assets	666,311	127,175	793,486	710,467	158,339	868,806

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region is as follows:

	Three months ended January 31,
	2007	2006
Revenue by Geographic Region:
United States	$196,947	$156,926
Canada	17,163	32,673
North America	214,110	189,599

United Kingdom	23,659	20,188
Continental Europe	26,933	47,642
Asia Pacific and other	12,638	7,552
Total net revenue	$277,340	$264,981

Net revenue by product platforms is as follows:

	Three months ended January 31,
	2007	2006
Net Revenue by Product Platform:
Sony PlayStation 3	$11,035	$—
Sony PlayStation 2 and PlayStation	75,128	64,776
Microsoft Xbox 360	28,946	18,113
Microsoft Xbox	10,192	18,240
Nintendo Wii	2,806	—
Nintendo GameCube	2,376	6,165
PC	32,352	32,048
Sony PSP	34,528	53,913
Nintendo handheld devices	26,914	27,488
Hardware	34,411	29,540
Accessories and other	18,652	14,698
Total net revenue	$277,340	$264,981

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment, which consists of Rockstar Games, 2K Games, 2K Sports and Global Star Software, develops, markets and publishes software titles for the following leading gaming and entertainment hardware platforms: Sony’s PlayStation®2 and PLAYSTATION®3 computer entertainment systems; Sony’s PSP® (PlayStation®Portable) system; Microsoft’s Xbox® and Xbox 360™ video game and entertainment systems; Nintendo’s Wii™, GameCube™, DS™ and Game Boy® Advance; and for PCs. Our distribution segment, which includes our Jack of All Games subsidiary, distributes our products as well as third-party software, hardware and accessories to retail outlets primarily in North America.

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

We have pursued a growth strategy by capitalizing on the widespread market acceptance of interactive entertainment, as well as the growing popularity of innovative action, sports and strategy games that appeal to the expanding demographics of video game players. We have established a portfolio of successful proprietary software content for the major hardware platforms. We expect Rockstar, the publisher of our Grand Theft Auto franchise, to continue to be a leader in the action product category by leveraging our existing titles and developing new brands.

Critical Accounting Policies and Estimates

Our most critical accounting policies, which are those that require significant judgment, include: valuation of goodwill, long-lived assets and stock-based compensation; allowances for returns and price concessions; capitalization and recognition of software development costs and licenses; revenue recognition; and income taxes. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 (the “2006 Form 10-K”). There have been no material changes in our existing accounting policies from the disclosures included in our 2006 Form 10-K.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for us on November 1, 2008. We are currently assessing whether the adoption of SFAS 157 will have an impact on our financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for us on November 1, 2007. We are currently evaluating the impact of applying SAB 108 but do not believe that its application will have a material effect on our financial position, cash flows, or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), to create a single model to address the accounting for uncertainty in tax positions. FIN

48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for us beginning November 1, 2007. The cumulative-effect of adopting FIN 48 will be recorded to opening retained earnings. Management is currently evaluating the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated the percentage of net revenue represented by certain items reflected in our statement of operations, and sets forth net revenue by territory, sales mix, platform and principal products:

	Three months ended
	January 31,
	2007	2006
Net revenue:
Publishing	58.4%	59.7%
Distribution	41.6%	40.3%
Net revenue	100.0%	100.0%

Cost of goods sold:
Product costs	59.2%	60.7%
Royalties	10.0%	12.4%
Software development costs	4.5%	5.9%
Total cost of goods sold	73.6%	79.0%

Gross profit	26.4%	21.0%

Selling and marketing	12.6%	15.7%
General and administrative	13.9%	14.5%
Research and development	5.1%	6.7%
Depreciation and amortization	2.4%	2.5%
Total operating expenses	34.1%	39.4%
Loss from operations	(7.7)%	(18.4)%
Interest income, net	0.3%	0.1%
Loss before income taxes	(7.4)%	(18.3)%
Income taxes	0.4%	(7.3)%
Net loss	(7.8)%	(11.0)%

Net revenue by geographic region:
United States and Canada	77.2%	71.6%
Europe, Asia-Pacific and Other	22.8%	28.4%

Publishing revenue by platform:
Console	60.1%	47.6%
PC	16.7%	12.1%
Handheld	20.1%	34.9%
Accessories	3.1%	5.4%

Our best-selling titles for the three months ended January 31, 2007 and 2006 as a percentage of net revenue are as follows:

Top Ten Titles — Three months ended January 31, 2007	Platform	Release Date	% of Net Revenue
Grand Theft Auto: Vice City Stories	PSP	October 2006	7.0%
Grand Theft Auto: San Andreas	PS2	October 2004	4.9
Bully	PS2	October 2006	4.7
NBA 2K7	Xbox 360	September 2006	2.4
NBA 2K7	PS3	November 2006	2.3
Grand Theft Auto: Liberty City Stories	PSP	October 2005	2.3
Grand Theft Auto: Liberty City Stories	PS2	June 2006	2.2
The Elder Scrolls IV: Oblivion	Xbox 360	March 2006	2.2
College Hoops 2K7	Xbox 360	November 2006	1.9
NBA 2K7	PS2	September 2006	1.6

Top Ten Titles — Three months ended January 31, 2006	Platform	Release Date	% of Net Revenue
Grand Theft Auto: Liberty City Stories	PSP	October 2005	19.5%
Grand Theft Auto: San Andreas	PS2	October 2004	5.5
Sid Meier’s Civilization IV	PC	October 2005	4.6
NBA 2K6	Xbox 360	November 2005	2.4
Torino 2006	PS2	January 2006	2.1
Amped 3	Xbox 360	November 2005	2.0
Midnight Club 3: DUB Edition	PSP	June 2005	1.6
NHL 2K6	Xbox 360	November 2005	1.4
Grand Theft Auto: San Andreas	Xbox	June 2005	1.3
Midnight Club 3: DUB Edition	PS2	April 2005	1.3

Three Months ended January 31, 2007 compared to January 31, 2006

Publishing

(thousands of dollars)	2007	%	2006	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$161,988	100.0%	$158,288	100.0%	$3,700	2.3%
Cost of goods sold	99,168	61.2%	110,138	69.6%	(10,970)	(10.0)%
Gross profit	$62,820	38.8%	$48,150	30.4%	$14,670	30.5%

While reported net revenue in our publishing segment increased from the prior period, it was slightly lower on a constant currency basis.  Foreign exchange rates benefited revenue by approximately $4.3 million in the first quarter of 2007.  Our net revenue was significantly less dependent on our Grand Theft Auto franchise than in the prior period.  We recorded higher net revenue in connection with titles that were released for next generation consoles, which generally had higher average selling prices. Declining prices for current generation software titles, which continue to be discounted and remain affected by the next generation hardware transition, offset our increase in net revenue.  However, we were able to recognize an increase in our gross profit margin, which reflects the success of our sports products, particularly NBA 2K7 and College Hoops 2K7, which had significantly higher revenues than their predecessor games on a comparable amount of software development costs. Licensing costs were also lower as a percentage of net revenue.  In addition, our sales of Grand Theft Auto: Liberty City Stories on PlayStation 2 contributed to the higher gross profit margin in 2007.

Revenue earned from licensing our intellectual property to third parties increased to $9.2 million in 2007 from $3.0 million in 2006, primarily related to our release of Grand Theft Auto: San Andreas for the PlayStation 2 in Japan through our arrangement with Capcom Co., Ltd.  We recognize substantially higher gross profit margins on revenue earned in connection with our licensing arrangements.

Revenue earned outside of North America accounted for approximately $62.4 million in the first quarter of 2007 compared to $69.2 million in 2006. The year over year decrease was primarily attributable to strong sales of Grand Theft Auto: Liberty City Stories for PSP in the prior period.

Distribution

(thousands of dollars)	2007	%	2006	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$115,352	100.0%	$106,693	100.0%	$8,659	8.1%
Cost of goods sold	105,057	91.1%	99,176	93.0%	5,881	5.9%
Gross profit	$10,295	8.9%	$7,517	7.0%	$2,778	37.0%

Our distribution segment recorded higher net revenue associated with hardware products, peripherals and software titles for next generation platforms including Xbox 360, Nintendo Wii and PlayStation 3, all of which were sold at higher price points than their predecessor products.  The increase was partially offset by a continued decline in sales volume and average selling price of value and frontline software titles as the gaming industry transitions to next generation platforms.  We also continue to see increased competition in the value software market.

Although gross profit margins earned on hardware products (both current and next-generation) remained relatively unchanged compared to the prior year, we recognized increased margins on software sales, particularly PC products.  In addition, our software sales were more heavily weighted toward next-generation titles in 2007, which realized a higher gross margin than the software titles that were included in the prior period’s net revenue.

Operating Expenses

(thousands of dollars)	2007	% of net revenue	2006	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$35,024	12.6%	$41,644	15.7%	$(6,620)	(15.9)%
General and administrative	38,614	13.9%	38,453	14.5%	161	0.4%
Research and development	14,150	5.1%	17,709	6.7%	(3,559)	(20.1)%
Depreciation and amortization	6,661	2.4%	6,651	2.5%	10	0.2%
Total operating expenses	$94,449	34.1%	$104,457	39.4%	$(10,008)	(9.6)%

Our 2006 studio closings resulted in a reduced number of development personnel, improved software capitalization rates and a corresponding reduction in research and development expenses in the first quarter of 2007.  Operating expenses decreased in total and as a percentage of revenue compared to the prior period, mainly as a result of the timing of certain product releases and related selling and marketing expenses.

In the first quarter of 2006 we ran marketing campaigns in conjunction with our launches of NBA 2K6 and NHL 2K6.  We released the 2007 versions of these titles in the fourth quarter of our 2006 fiscal year and as a result, the 2007 period does not include a comparable amount of selling and marketing expense.

General and administrative expenses were flat compared to 2006, although we incurred an additional $3.6 million of professional fees (primarily legal fees) in the 2007 period, resulting from the investigation into our past stock option granting practices and responses to the New York County District Attorney’s subpoenas.  In total, professional fees related to the investigation were $6.4 million in the first quarter of 2007.  Offsetting the increase in professional fees were decreases in personnel expenses, primarily for stock-based compensation, and doubtful accounts.

General and administrative expenses for the quarters ended January 31, 2007 and 2006 also include occupancy expenses (primarily rent, utilities and office expenses) of $3.7 million and $3.6 million, respectively, related to our development studios.

Provision (benefit) for income taxes. Income tax expense was $1.1 million, attributable to foreign jurisdictions, for the three months ended January 31, 2007 as compared to an income tax benefit of $19.4 million in the first quarter of 2006. We did not record an income tax benefit on our pre-tax loss in 2007 due to uncertainty regarding the realization of our deferred tax assets, primarily those attributable to U.S. net operating loss carryforwards. As a result, we increased our valuation allowance by approximately $6.1 million in the first quarter of 2007.

Consequently, our effective tax rate was -5.3% for the three months ended January 31, 2007, compared to an effective tax benefit of 40% for the comparable period in fiscal 2006.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and loss per share. For the three months ended January 31, 2007, net loss was $21.5 million, compared to $29.1 million in the 2006 period. Net loss per share for the three months ended January 31, 2007 of $0.30, compared to $0.41 in the 2006 period.  Weighted average shares outstanding were relatively flat compared to the prior period and did not have a significant impact on our loss per share.

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products (ii) working capital (iii) acquisitions and (iv) capital expenditures. Historically, we relied on funds provided by operating activities and short and long-term borrowings to satisfy our working capital needs.

We are subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due, it could adversely affect our liquidity and working capital position and we would be required to increase our provision for doubtful accounts.

As of January 31, 2007 and October 31, 2006, amounts due from our five largest customers comprised approximately 55.7% and 45.4%, respectively, of our gross accounts receivable balance with our significant customers (those that individually comprise more than 10% of our gross accounts receivable balance) accounting for 44.3% and 36.4% of such balance at January 31, 2007 and October 31, 2006, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

Generally, we collect our accounts receivable in the ordinary course of business. We do not hold any collateral to secure payment from customers and our receivables are generally not covered by insurance. However, from time to time we purchase insurance from financial institutions on our accounts receivable, with certain limits, to help protect us from loss in the event of a customer’s bankruptcy or insolvency.

We have approximately $75 million of license and marketing commitments due within one year and approximately $340 million of such commitments over the next six years.  We entered into significant long-term agreements, primarily with major sports leagues and players’ associations, for intellectual properties including trademarks, player likenesses and player stats for use in the publishing, marketing and distribution of certain of our software titles.  We acquired non-exclusive licenses for National Basketball Association (“NBA”) and National Hockey League (“NHL”) themed titles, and a third-party exclusive license for Major League Baseball (“MLB”) themed titles.  We also occasionally enter into agreements to license, publish, market and distribute titles based on major motion pictures and other popular entertainment properties such as Ghost Rider, The Da Vinci Code and Charlie and the Chocolate Factory.  Certain of these agreements require significant cash commitments by us, including, in some cases, marketing commitments in support of these titles.

We have approximately $59 million of software development commitments with several third-party software development studios expiring at various times through November 2008.  These commitments require us to make advance payments to such developers, which we later have the ability to recover as pre-agreed sales thresholds are met.  In addition we have operating lease commitments, primarily for office space, which total nearly $100 million over the next seven years and generally range between $15 million and $18 million per year over that interval.

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

Our changes in cash and cash equivalents are as follows:

	Three months ended January 31,
(thousands of dollars)	2007	2006

Cash provided by operating activities	$12,123	$39,459
Cash used for investing activities	(7,742)	(5,313)
Cash (used for) provided by financing activities	(12)	1,095
Effects of exchange rates on cash and cash equivalents	1,302	461
Net increase in cash and cash equivalents	$5,671	$35,702

We ended the first quarter of 2007 with $138.2 million of cash and cash equivalents compared to $142.9 million in the prior year.  Our increase in cash and cash equivalents from October 31, 2006 is a result of cash provided by operating activities.  In 2007, our net loss was offset by non-cash expenses and a decrease in working capital, reflecting seasonality in our business as we collected on sales and accounts receivable from the holiday season.  We also reduced inventory and accounts payable balances and received cash for previously paid income taxes.   Increased software development costs and licenses reduced cash flow from operating activities as we continued to prepare for the releases of Major League Baseball 2K7, in the second quarter of this fiscal year, BioShock and Grand Theft Auto IV in the fourth quarter of 2007 and L.A. Noire in 2008.

Cash used in investing activities consisted exclusively of capital expenditures in the 2007 period, which increased $1.3 million over the prior period, reflecting higher levels of investment in programming and development equipment, high-definition monitors and leasehold improvements at certain of our studios.

Cash flows used in financing activities reflects the repurchase of common stock related to certain employee stock options in 2007.  We did not receive cash for the exercise of stock options in the 2007.

Cash and cash equivalents increased $1.3 million in the 2007 period as a result of foreign currency exchange translation.

Fluctuations in Quarterly Operating Results and Seasonality

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

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Canada, the United Kingdom and other countries in Europe. For the three months ended January 31, 2007 and 2006, approximately 29.0% and 40.8%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. At January 31, 2007, we had no outstanding indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders’ equity. For the three months ended January 31, 2007, our foreign currency translation adjustment gain was approximately $1.1 million. The foreign exchange transaction gain recognized in our statement of operations for the three months ended January 31, 2007 was $0.3 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of January 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2007, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our 2006 Form 10-K.  A full discussion of our pending legal proceedings is also contained in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements” of this Report.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2006.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Registrant)

Date: March 9, 2007	By:	/s/ Paul Eibeler
Paul Eibeler
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 9, 2007	By:	/s/ Karl H. Winters
Karl H. Winters
Chief Financial Officer
(Principal Financial Officer)