Form 10-Q
period 2007-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2007-06-11
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF l934.

For the quarterly period ended April 30, 2007

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

As of June 5, 2007, there were 73,593,883 shares of the Registrant’s Common Stock outstanding.

(All other items in this report are inapplicable)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	April 30,	October 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,516	$132,480
Accounts receivable, net of allowances of $52,847 and $91,509 at April 30, 2007 and October 31, 2006, respectively	70,406	143,199
Inventory, net	80,228	95,520
Software development costs and licenses	117,632	85,207
Prepaid taxes and taxes receivable	39,710	60,407
Prepaid expenses and other	34,712	28,060
Total current assets	451,204	544,873
Fixed assets, net	48,784	47,496
Software development costs and licenses, net of current portion	37,880	31,354
Goodwill	190,693	187,681
Other intangibles, net	34,845	43,248
Other assets	12,173	14,154
Total assets	$775,579	$868,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,818	$123,947
Accrued expenses and other current liabilities	132,408	128,282
Deferred revenue	36,678	11,317
Total current liabilities	246,904	263,546
Deferred revenue	25,000	50,000
Other long-term liabilities	6,437	4,868
Total liabilities	278,341	318,414
Commitments and contingencies
Stockholders’ Equity:
Common Stock, $.01 par value, 100,000 shares authorized; 72,971 and 72,745 shares issued and outstanding at April 30, 2007 and October 31, 2006, respectively	730	727
Additional paid-in capital	494,934	482,104
Retained earnings (accumulated deficit)	(12,138)	60,659
Accumulated other comprehensive income	13,712	6,902
Total stockholders’ equity	497,238	550,392
Total liabilities and stockholders’ equity	$775,579	$868,806

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Net revenue	$205,436	$265,122	$482,776	$530,103
Cost of goods sold:
Product costs	105,679	130,940	269,822	291,793
Software development costs and royalties	53,903	116,410	93,985	164,871
Total cost of goods sold	159,582	247,350	363,807	456,664
Gross profit	45,854	17,772	118,969	73,439
Selling and marketing	28,159	32,194	63,183	73,838
General and administrative	40,471	33,705	79,085	72,158
Research and development	11,936	16,097	26,086	33,806
Business reorganization and related	8,962	—	8,962	—
Impairment of long-lived assets	—	6,249	—	6,249
Depreciation and amortization	7,076	6,695	13,737	13,346
Total operating expenses	96,604	94,940	191,053	199,397
Loss from operations	(50,750)	(77,168)	(72,084)	(125,958)
Interest income, net	1,022	4	1,884	257
Loss before income taxes	(49,728)	(77,164)	(70,200)	(125,701)
Provision (benefit) for income taxes	1,521	(26,791)	2,597	(46,206)
Net loss	$(51,249)	$(50,373)	$(72,797)	$(79,495)
Basic and diluted loss per share	$(0.71)	$(0.71)	$(1.02)	$(1.12)
Basic and diluted weighted average shares outstanding	71,736	70,979	71,548	70,890

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended April 30,
	2007	2006
Operating activities:
Net loss	$(72,797)	$(79,495)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization and write-off of software development costs, licenses and intellectual property	49,688	94,007
Depreciation and amortization of long-lived assets	13,737	13,346
Impairment of long-lived assets	—	6,249
Stock-based compensation	8,777	8,694
Benefit for deferred income taxes	(135)	(29,654)
Provision for price concessions, sales allowances and doubtful accounts	38,388	94,524
Foreign currency transaction gain and other	(959)	(1,252)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	37,869	(24,542)
Inventory	15,292	45,348
Software development costs and licenses	(77,589)	(74,722)
Prepaid expenses, other current and other non-current assets	16,150	(199)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(42,461)	(9,661)
Total adjustments	58,757	122,138
Net cash (used for) provided by operating activities	(14,040)	42,643
Investing activities:
Purchase of fixed assets	(13,090)	(13,009)
Payments for purchases of businesses, net of cash acquired	(982)	(191)
Net cash used for investing activities	(14,072)	(13,200)
Financing activities:
Proceeds from exercise of stock options	802	1,944
Excess tax benefit on exercise of stock options	—	124
Net cash provided by financing activities	802	2,068
Effects of exchange rates on cash and cash equivalents	3,346	2,362
Net (decrease) increase in cash and cash equivalents	(23,964)	33,873
Cash and cash equivalents, beginning of year	132,480	107,195
Cash and cash equivalents, end of period	$108,516	$141,068

See accompanying Notes.

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

Sony	Microsoft	Nintendo
PLAYSTATION®3	Xbox 360™	Wii™
PlayStation®2	Xbox®	GameCube™
PSP® (PlayStation®Portable)		DS™
Game Boy® Advance

We also develop and publish software titles for PCs. Our distribution segment, which primarily includes our Jack of All Games subsidiary, distributes our products as well as third-party software, hardware and accessories to retail outlets primarily in North America.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and reflect all normal and recurring adjustments necessary for fair presentation of our financial position, results of operations and cash flows. Inter-company accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. We adhere to the same accounting policies in preparation of interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended October 31, 2006.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of common stock and common stock equivalents, which include common shares issuable upon the exercise of stock options, restricted stock and warrants outstanding during the same period. For the three and six months ended April 30, 2007 and 2006, common stock equivalents are excluded from our computation of diluted weighted average shares outstanding because their effect is antidilutive. The number of common stock equivalents excluded was approximately 7,042,000 for the three and six months ended April 30, 2007 and 8,618,000 for the three and six months ended April 30, 2006. For the three and six months ended April 30, 2007, we issued 829,000 and 905,000, respectively, of shares of common stock in connection with stock option exercises and restricted stock awards.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), to create a single model to address the accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for us beginning November 1, 2007. The cumulative-effect of adopting FIN 48 will be recorded to opening retained earnings. Management is currently evaluating what effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.

2.                 BUSINESS REORGANIZATION AND RELATED CHARGES

At our Annual Stockholders’ Meeting held on March 29, 2007 (the “Annual Meeting”), our stockholders elected to our Board of Directors (the “Board”) five new directors and one incumbent director (the “Alternative Slate”), rather than the six incumbent directors nominated and recommended by our incumbent Board. Immediately following the Annual Meeting, the newly elected Board removed our former President and Chief Executive Officer (“CEO”) and elected a new Chairman and CEO. Our former Chief Financial Officer (“CFO”) resigned shortly thereafter. In April 2007 we entered into separation agreements with our former CEO and CFO. Additionally, we expanded our Board to a total of eight members in the second quarter of 2007.

We entered into a management agreement with ZelnickMedia Corporation (“ZelnickMedia”) on March 30, 2007. ZelnickMedia has agreed to provide financial and management consulting services to us and our Board for an initial term through October 31, 2011. During the term of the agreement, ZelnickMedia will receive an annual management fee of $750 and a bonus of up to $750 per fiscal year based on achieving and exceeding a budgeted earnings level. Also pursuant to the management agreement, we have agreed to award stock options equal to 2.5% of our outstanding common stock on a fully diluted basis, and restricted stock based on a formula utilizing the closing stock price on the issuance date, to ZelnickMedia no earlier than 90 days nor later than 150 days of the effective date of the agreement. No stock-based compensation expense has been recorded in connection with this agreement for the three or six months ended April 30, 2007.

Our newly elected Chairman and CEO are principals of ZelnickMedia and the cost for their services to us is covered by our management agreement with ZelnickMedia. Except for health benefits provided to our CEO and reimbursement of expenses, our newly elected Chairman and CEO are not compensated by the Company.

Prior to our Annual  Meeting, we explored the possibility of presenting alternatives to our stockholders, including the possible sale of the Company, other than the Company’s proposals set forth in its Proxy Statement for the Annual Meeting and the Alternative Slate proposed by a group of the Company’s stockholders, and as a result incurred substantial professional fees, including approximately $2,000 for investment banking services and approximately $1,009 for reimbursement of certain expenses incurred by ZelnickMedia, a related party to the Company.

The table below details the business reorganization and related costs that we incurred for the three and six months ended April 30, 2007. Except for asset impairments, the extent of which we are not currently able to estimate, we expect to incur approximately $15,000 of additional business reorganization and related costs through the remainder of this fiscal year ending October 31, 2007 and into fiscal year 2008.

The components of our business reorganization and related charges are as follows:

	Costs incurred through	Utilization through April 30, 2007		Accrual as of
	April 30, 2007	Non-cash	Cash	April 30, 2007(a)
Employee termination costs	$5,187	$(1,801)	$(2,492)	$894
Professional fees and other	3,775	—	(3,303)	472
Total	$8,962	$(1,801)	$(5,795)	$1,366

(a)           Included in accrued expenses and other current liabilities

3.                 COMPREHENSIVE LOSS

Components of comprehensive loss are as follows:

	Six months ended April 30,
	2007	2006
Net loss	$(72,797)	$(79,495)
Foreign currency translation adjustment	6,810	4,355
Comprehensive loss	$(65,987)	$(75,140)

4.                 INVENTORY, NET

Inventory balances by category are as follows:

	April 30,	October 31,
	2007	2006
Finished products, net	$75,609	$88,337
Parts and supplies, net	4,619	7,183
Inventory, net	$80,228	$95,520

Estimated product returns included in inventory at April 30, 2007 and October 31, 2006 are $8,410 and $8,603, respectively.

5.                 SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our software development costs and licenses are as follows:

	April 30, 2007		October 31, 2006
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$94,367	$17,116	$58,517	$17,783
Software development costs, externally developed	15,999	17,429	20,731	11,764
Licenses	7,266	3,335	5,959	1,807
Software development costs and licenses	$117,632	$37,880	$85,207	$31,354

Amortization and write-off of software development costs and licenses for the three and six months ended April 30, 2007 and 2006 was $23,617 and $59,397, respectively, and $42,997 and $87,444, respectively.

Software development costs and licenses as of April 30, 2007 and October 31, 2006 include $145,159 and $91,248, respectively, related to titles that have not been released.

6.                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	April 30,	October 31,
	2007	2006
Software development costs	$32,233	$43,724
Licenses	27,950	13,725
Compensation and benefits	21,313	19,054
Accrued taxes	19,440	19,872
Rent and deferred rent obligations	10,287	7,233
Professional fees	7,894	8,399
Marketing and promotions	4,360	5,042
Other	8,931	11,233
Total	$132,408	$128,282

7.                 LEGAL AND OTHER PROCEEDINGS

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.

Legal Proceedings

In July 2005, we received four complaints for purported class actions. Two of the four complaints were filed in the United States District Court for the Southern District of New York, one was filed in the United States District Court, Eastern District of Pennsylvania, and one was filed in the Circuit Court in St. Clair County, Illinois. The plaintiffs, alleged purchasers of the Company’s Grand Theft Auto: San Andreas game, assert that we engaged in consumer deception, false advertising and breached an implied warranty of merchantability and were unjustly enriched, as a result of our alleged failure to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving a Mature 17+ (“M”) rating from the Entertainment Software Ratings Board (“ESRB”) rather than an Adults Only 18+ (“AO”) rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. The New York and Pennsylvania actions have been consolidated in the Southern District of New York and the Illinois action has been transferred to the Southern District of New York for coordinated pretrial proceedings pursuant to an Order of Judicial Panel on Multidistrict Litigation. These cases, together with an action commenced against us in the United States District for the Southern District of New York in August 2006, have been consolidated for pretrial proceedings under the caption In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK)(MHD). On June 7, 2006, plaintiffs filed a Consolidated and Amended Complaint. On July 31, 2006, we filed a Partial Motion to Dismiss those claims brought under the laws of states other than states where the named plaintiffs reside and were purportedly injured. By an Opinion and Order dated October 25, 2006, the Partial Motion to Dismiss was denied. On November 10, 2006 we filed a Motion to Deny Certification of the proposed nationwide class. On November 17, 2006 we served an answer denying the allegations in the Consolidated and Amended Complaint and asserting various affirmative defenses. On January 24, 2007, the Plaintiffs cross-moved for certification of the proposed nationwide class. Motion practice on the Plaintiffs’ certification motion is proceeding, as are parallel settlement discussions.

In January 2006, the City of Los Angeles filed a complaint against us in the Superior Court of the State of California. The complaint alleges that we violated sections of the California Business and Professions Code prohibiting untrue and misleading statements and unfair competition and that we were unjustly enriched as a result of the alleged failure to disclose that Grand Theft Auto: San Andreas contained “hidden” content which should have resulted in the game receiving an “AO” rating from the ESRB rather than an “M” rating. The complaint also alleges that we made misleading statements as to the origin of the “hidden” content. The complaint seeks injunctive relief, restitution for purchasers of the game and civil fines. The action has been removed to the United States District Court, Central District of California and we have moved to dismiss the complaint. The plaintiff has moved to remand the action to state court. The Judicial Panel on Multidistrict Litigation has issued an order transferring the action to the Southern District of New York and the action was consolidated for pre-trial purposes with In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK) (MHD).

In February and March 2006, an aggregate of four purported class action complaints were filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chief Global Operating Officer, and four of our former directors in the United States District Court for the Southern District of New York (the ”New York Actions”). A fourth complaint brought in Michigan was voluntarily dismissed. The complaints allege that we violated Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“Exchange Act”) by making or causing us to make untrue statements or failing to disclose in certain press releases and SEC periodic reports that, among other things, Grand Theft Auto: San Andreas contained ”hidden” content which should have resulted in the game receiving an ”AO” rating from the ESRB rather than an ”M” rating. The plaintiffs seek to recover unspecified damages and their costs. In July 2006, the court appointed a lead plaintiff. In September 2006, the lead plaintiff filed a consolidated amended complaint which included claims regarding Grand Theft Auto: San Andreas as well as claims relating to the backdating of stock options. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, and two officers of our Rockstar Games subsidiary. On April 16, 2007, the lead plaintiff filed a second amended complaint which included additional allegations based on an investigation conducted by the Special Litigation Committee of the Board of Directors, currently comprised of Strauss Zelnick, John Levy and Grover Brown (the “Special Litigation Committee”), of options backdating and the Company’s restatement of financial statements relating to options backdating. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, three of our directors, our Rockstar Games subsidiary, and two officers of Rockstar Games. The Company’s response is due on June 18, 2007.

In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors. The factual allegations in this action are similar to the allegations contained in the New York Actions. The plaintiff asserts that certain defendants breached their fiduciary duty by selling their stock while in possession of certain material non-public information and that we violated Section 14(a) and Rule 14a-9 of the Exchange Act by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. The plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold Company stock, unspecified compensatory damages with interest and their costs in the action. In October 2006, the Court issued an order granting our motion to stay this complaint, pending an investigation by the Special Litigation Committee, for a period of 150 days. On January 17, 2007, the plaintiffs moved for an order granting limited relief from the Court’s October 4, 2006 stay of the proceedings in order to file an Amended Derivative and Class Action Complaint. On February 22, 2007, counsel for the Special Litigation Committee advised the Court that the Special Litigation Committee had completed its investigation and rendered a report. On March 23, 2007, counsel for the Special Litigation Committee moved to dismiss the complaint based on, among other things, its conclusion that “future pursuit of this action is not in the best interests of Take-Two or its shareholders.” The plaintiff subsequently served a document demand seeking numerous documents concerning the Special Litigation Committee and its work. The Special Litigation Committee has responded to the document demand, and anticipates that discovery and briefing on its motion to dismiss the complaint will be completed by September 17, 2007.

In July 2006, Richard Lasky filed a purported derivative action complaint in the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors. The complaint alleges violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and further alleges that defendants breached their fiduciary duties in connection with the granting of stock options between January 1997 and the present. The complaint seeks unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity based compensation paid to them by the Company during our fiscal year ended October 31, 2003, equitable and other relief relating to the proceeds from certain of the defendants’ alleged improper trading activity in Company stock, adoption of certain corporate governance proposals and recovery of litigation costs.

In August 2006, a shareholder derivative complaint was filed by Raeda Karadsheh in the United States District Court of the Southern District of New York against us, as nominal defendant, and certain of our current and former officers and directors. The Karadsheh Complaint asserts claims related to the Company’s stock option granting practices. The Plaintiffs filed a consolidated complaint on January 22, 2007, which focuses exclusively on our historical stock option granting practices. These matters have been referred to the Special Litigation Committee. On June 4, 2007, the Special Litigation Committee moved for a three-month stay of consolidated litigation in order to allow it to conclude its investigation.

In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against the Company, Sony Computer Entertainment America Inc. (“SCEA”), Sony Corporation of America (“SCA”), Wal-Mart, GameStop and Devin Moore, alleging under Alabama’s manufacturers’ liability and wrongful death statutes, that our video games designed, manufactured, marketed and/or supplied to Mr. Moore resulted in “copycat violence” that caused the death of Messrs. Strickland, Crump and Mealer. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600 million. Our motion to dismiss the action was denied and we moved to dismiss for lack of personal jurisdiction (which motion is pending before the Alabama Supreme Court). In April 2006, the plaintiffs amended the complaint to add a claim for civil conspiracy; the Company moved to dismiss that claim and the motion is pending. Under the current Amended Scheduling Order, all fact and expert discovery is to be completed by June 15, 2007, mediation is scheduled for November 8, 2007 and trial, if necessary, to commence no earlier than January 18, 2008. Due to issues that arose in expert discovery, we expect the trial court to issue a further amended scheduling order within the next month, extending all such deadlines by at least 90-120 days. The Company believes that the claims are without merit and that this action is similar to lawsuits brought and uniformly dismissed by courts in other jurisdictions.

In September 2006, personal representatives of the estate of Delbert and Tyrone Posey and Marilea Schmid brought an action against us, Sony and Cody Posey in the Second Judicial District Court of Bernalillo County, New Mexico, alleging that Grand Theft Auto: Vice City resulted in “copycat” violence that caused the deaths of the above named individuals in violation of New Mexico’s product liability statute. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600 million. SCEA and SCA have tendered their defense and requested indemnification from us, and we have accepted such tender. We received copies of the Complaint and Summonses in December 2006; and we moved to dismiss the Complaint on January 19, 2007. We have filed a motion to dismiss for failure to state a claim, as well as a motion to dismiss for lack of personal jurisdiction. Both motions are currently pending. The plaintiffs have requested jurisdictional discovery. The Court has scheduled a hearing on the motions for September 13, 2007. The Company believes that the claims are without merit and that this action is similar to lawsuits brought and uniformly dismissed by courts in other jurisdictions.

We intend to vigorously defend of the above matters and, with respect to the derivative actions, we have been advised that the individual defendants will vigorously defend such actions. However, we cannot predict the outcome of these matters and, if determined adversely to us, such matters, either singly or in the aggregate, could result in the imposition of significant judgments, fines and/or penalties which could have a material adverse effect on our financial condition, cash flows and results of operations.

Other Matters

We have received grand jury subpoenas issued by the District Attorney of the County of New York requesting production of documents covering various periods beginning on January 1, 1997, including those relating to, among other things: the so-called “Hot Coffee” scenes in Grand Theft Auto: San Andreas; the work of our Board of Directors, all Board Committees, and the Special Litigation Committee; certain acquisitions entered into by us; billing and payment records relating to PricewaterhouseCoopers LLC (“PWC”) and the termination of PWC as the Company’s auditors; communications to financial analysts and stockholders about acquisitions and financial results; compensation and human resources documents of certain of the Company’s directors and employees and former directors and employees; stock-based compensation; the SEC’s July 2006 inquiry; legal services performed for employees; corporate credit card and expense records of certain individuals; the SEC bar of the our former Chief Executive Officer, Ryan Brant; the resolution to amend our Incentive Stock Plan; and ethics, securities, and conflict of interest policies and questionnaires. We are fully cooperating and providing the documents and information called for by the subpoenas.

In July 2006, we received notice from the SEC that it was conducting an informal non-public investigation of certain stock option grants made from January 1997 to present and in April 2007 we received notice from the SEC that it was conducting a formal investigation of such stock option grants. As a result of the Special Litigation Committee’s internal review of our option grants, in February 2007 we restated our financial statements for prior periods in our Annual Report on Form 10-K for the year ended October 31, 2006. The Company also received a request for information from the IRS for records relating to the grant and exercise of options and tax deductions taken by the Company from October 2000 to October 2004.

In connection with its investigation, the Special Litigation Committee determined that certain stock options issued by the Company to certain former members of its Board of Directors (“Independent Directors”), were improperly dated. As a result, and in connection with our remedial measures, we entered into an agreement (the “Agreement”) with each of the relevant Independent Directors whereby the Independent Directors agreed to remit to the Company any after-tax gains that they realized as a result of the improper grant dates. In the event that certain grants remained unexercised, we re-priced such stock options to reflect an appropriate price for which such stock options should have been deemed granted. The Agreement was entered into voluntarily by the Company and the Independent Directors, none of whom served on the Special Litigation Committee. In addition, the Company has subsequently entered into similar agreements with certain former employees who received improperly dated stock options.

We are also involved in other routine litigation in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

8.                 SEGMENT AND GEOGRAPHIC INFORMATION

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

Our Chief Executive Officer is our chief operating decision maker (“CODM”). We are centrally managed and the CODM primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance.

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

Information about our reportable segments is as follows:

	Three months ended April 30,		Six months ended April 30,
Net revenue:	2007	2006	2007	2006
Publishing	$153,931	$200,060	$315,919	$358,349
Distribution	51,505	65,062	166,857	171,754
Total net revenue	$205,436	$265,122	$482,776	$530,103

	Three months ended April 30,		Six months ended April 30,
Gross profit:	2007	2006	2007	2006
Publishing	$41,551	$11,104	$104,371	$59,254
Distribution	4,303	6,668	14,598	14,185
Total gross profit	$45,854	$17,772	$118,969	$73,439

	April 30, 2007			October 31, 2006
	Publishing	Distribution	Total	Publishing	Distribution	Total
Accounts receivable, net	$51,924	$18,482	$70,406	$109,974	$33,225	$143,199
Inventory, net	30,827	49,401	80,228	35,068	60,452	95,520
Total assets	648,835	126,744	775,579	710,467	158,339	868,806

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region is as follows:

	Three months ended April 30,		Six months ended April 30,
Net revenue by geographic region:	2007	2006	2007	2006
United States	$138,456	$172,896	$335,403	$329,823
Canada	10,551	19,084	27,714	51,757
North America	149,007	191,980	363,117	381,580
United Kingdom	17,528	18,848	33,556	39,036
Continental Europe	31,013	46,013	65,577	93,654
Asia Pacific and other	7,888	8,281	20,526	15,833
Total net revenue	$205,436	$265,122	$482,776	$530,103

Net revenue by product platform for our reportable segments is as follows:

	Three months ended April 30,		Six months ended April 30,
Net revenue by product platform:	2007	2006	2007	2006
Publishing:
Sony PlayStation 2 and PlayStation	$59,187	$40,279	$117,779	$87,177
Microsoft Xbox 360	31,618	78,145	56,252	94,470
PC	18,992	41,861	38,002	60,953
Sony PSP	16,832	15,719	49,922	68,146
Sony PlayStation 3	16,057	—	26,191	—
Peripherals and other	4,732	6,398	12,878	15,016
Microsoft Xbox	3,945	11,774	10,210	22,888
Nintendo handheld devices	2,536	5,059	4,323	7,841
Nintendo GameCube	32	825	363	1,858
Total publishing	153,931	200,060	315,920	358,349
Distribution:
Hardware and peripherals	22,322	24,811	67,237	60,431
Software:
PC	10,463	15,035	23,805	27,990
Sony PlayStation 2 and PlayStation	6,186	8,343	22,723	26,221
Nintendo handheld devices	5,812	8,312	30,941	33,020
Microsoft Xbox 360	1,845	1,908	6,157	3,695
Nintendo Wii	1,385	—	4,191	—
Sony PSP	1,067	2,021	2,504	3,507
Nintendo GameCube	863	1,881	2,909	7,013
Sony PlayStation 3	787	—	1,687	—
Microsoft Xbox	775	2,751	4,702	9,877
Total distribution	51,505	65,062	166,856	171,754
Total net revenue	$205,436	$265,122	$482,776	$530,103

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A included in our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended October 31, 2006.

Overview

We are a global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment, which consists of Rockstar Games, 2K Games, 2K Sports and Global Star Software, develops, markets and publishes software titles for the following leading gaming and entertainment hardware platforms: Sony’s PLAYSTATION®3 (“PS3”) and PlayStation®2 (“PS2”) computer entertainment systems; Sony’s PSP® (PlayStation®Portable) (“PSP”) system; Microsoft’s Xbox 360™ (“Xbox 360”) and Xbox® (“Xbox”) video game and entertainment systems; Nintendo’s Wii™ (“Wii”) , GameCube™, DS™ (“DS”) and Game Boy® Advance (“GBA”) ; and for PCs. Our distribution segment, which includes our Jack of All Games subsidiary, distributes our products as well as third-party software, hardware and accessories to retail outlets primarily in North America.

Our strategy is to capitalize on the growth of the interactive entertainment market, particularly the expanding demographics of video game players. We have established a portfolio of successful proprietary software content for the major hardware platforms. We expect Rockstar Games, the publisher of our Grand Theft Auto franchise, to continue to be a leader in the action product category by leveraging our existing titles and developing new brands.

Revenue in our publishing segment is primarily derived from the sale of internally developed software titles, software titles developed on our behalf by third parties and the sale of video game accessories and peripherals. Operating margins in our publishing business are dependent in part upon our ability to continually release new, commercially successful products and to manage costs associated with business acquisitions and software product development. We develop most of our frontline products internally, and we own major intellectual properties, which we believe best positions us financially and competitively. Operating margins associated with our externally developed titles, or titles for which we do not own the intellectual property are generally lower because they require us to acquire licenses and provide minimum development guarantees.

Revenue in our distribution segment is derived from the sale of third-party software titles, accessories and hardware. Operating margins in our distribution business are dependent in part on the mix of software and hardware sales. Software product sales generally yield higher margins than hardware.

Management Reorganization

During the second quarter of 2007, our stockholders elected 5 new directors to our Board of Directors (the “Board”) and one incumbent director rather than the six incumbent directors nominated for election by the incumbent Board. The newly elected Board elected a new Chairman and Chief Executive Officer of the Company, and on March 30, 2007, we entered into an agreement with  ZelnickMedia Corporation (“ZelnickMedia”) for executive management services. The Board and ZelnickMedia immediately began to implement a plan to restructure our executive management team, which included entering into separation agreements with our former Chief Executive Officer and Chief Financial Officer. Additionally, we expanded our Board to a total of eight members in the second quarter of 2007.

Our newly elected Chairman and CEO are principals of ZelnickMedia and the cost for their services to us is covered by our management agreement with ZelnickMedia. Except for health benefits provided to our CEO and reimbursement of expenses, our newly elected Chairman and CEO are not compensated by the Company.

ZelnickMedia has agreed to provide financial and management consulting services to us and our Board for an initial term through October 31, 2011. In the second quarter of 2007, ZelnickMedia began to assist us in developing a business reorganization plan. We have broadly defined the priorities of such plan as follows:

•       Review and optimize our management and organizational structure.

•       Assess our business units and develop strategic alternatives for any business that is determined to be non-core.

•       Maximize the value of our critical external relationships such as those with hardware and intellectual property licensors.

•       Establish a disciplined approval process for software titles and develop only those with adequate market potential.

•       Pursue swift and appropriate resolution of our outstanding legal and regulatory matters.

In consideration for their services, we have agreed to pay ZelnickMedia an annual management fee of $0.8 million and a bonus of up to $0.8 million per fiscal year based on achieving and exceeding a budgeted earnings level. We have also agreed to grant to ZelnickMedia options to purchase approximately 2.5% of our outstanding common stock on a fully diluted basis, and issue shares of restricted stock based on a formula utilizing the closing stock price on the issuance date. As of April 30, 2007, no stock based compensation had been granted to ZelnickMedia and no stock-based compensation expense has been recorded in connection with this agreement for the three or six months then ended.

We have recorded approximately $1.0 million of professional fees in the second quarter of 2007 to reimburse certain expenses incurred by ZelnickMedia, a related party to the Company.

Product Pipeline

We have announced expected release dates for the following titles:

Title	Platform	Expected Release (Fiscal Period)
Manhunt 2	Wii, PS2, PSP	Third quarter 2007
The BIGS	Xbox 360, PS3, Wii, PS2, PSP	Third quarter 2007
The Darkness	Xbox 360, PS3	Third quarter 2007
Fantastic 4: Rise of the Silver Surfer	Xbox 360, PS3, Wii, PS2, DS	Third quarter 2007
All-Pro Football 2K8	Xbox 360, PS3	Third quarter 2007
Grand Theft Auto IV	Xbox 360, PS3	Fourth quarter 2007
BioShock	Xbox 360, PC	Fourth quarter 2007
Carnival Games	Wii	Fourth quarter 2007
NBA 2K8	Xbox 360, PS3, PS2	Fourth quarter 2008
NHL 2K8	Xbox 360, PS3, PS2	Fourth quarter 2008
Midnight Club: Los Angeles	Xbox 360, PS3	Fiscal year 2008
L.A. Noire	PS3	Fiscal year 2008
Grand Theft Auto IV episodic content	Xbox 360	Fiscal year 2008
College Hoops 2K8	Xbox 360, PS3, PS2	Fiscal year 2008
Beaterator	PSP	Fiscal year 2008
Major League Baseball 2K8	Multiple Platforms	Fiscal year 2008
NBA 2K9	Multiple Platforms	Fiscal year 2008
NHL 2K9	Multiple Platforms	Fiscal year 2008

Critical Accounting Policies and Estimates

Our most critical accounting policies, which are those that require significant judgment, include: valuation of goodwill, long-lived assets and stock-based compensation; allowances for returns and price concessions; capitalization and recognition of software development costs and licenses; revenue recognition; and income taxes. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 (the “2006 Form 10-K”). Although there have been no material changes in the accounting policies that we disclosed in our 2006 Form 10-K, we are reiterating our policy on software development costs to provide expanded disclosure about how we determine technological feasibility for our products.

Software Development Costs

We utilize both internal development teams and third-party software developers to develop the titles we publish.

We capitalize internal software development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles), third-party production and other content costs, subsequent to establishing technological feasibility of a software title. Technological feasibility of a product includes the completion of both technical design documentation and game design documentation. Amortization of such capitalized costs is recorded on a title-by-title basis in cost of goods sold (software development costs) using (1) the proportion of current period revenues to the total revenues expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated useful life of the title, whichever is greater.

We have established an internal royalty program that allows certain of our employees to participate in the success of software titles that they assist in developing. Royalties earned by employees under this program are recorded to cost of goods sold as they are incurred.

We frequently enter into agreements with third-party developers that require us to make advance payments for game development and production services. In exchange for our advance payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements allow us to fully recover the advance payments to the developers at an agreed royalty rate earned on the subsequent retail sales of such software, net of any agreed costs. We capitalize all advance payments to developers as software development. On a product-by-product basis, we reduce software development costs and record a corresponding amount of research and development expense for any costs incurred by third-party developers prior to establishing technological feasibility of a product. We typically enter into agreements with third-party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed developer contract as research and development expense. We also generally contract with third party developers that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where design and technology are not in place prior to an executed contract, we monitor the software development process and require our third-party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

We capitalize advance payments as software development costs subsequent to establishing technological feasibility of a software title and amortize them, on a title-by-title basis, as royalties in cost of goods sold. Royalty amortization is recorded using (1) the proportion of current period revenues to the total revenues expected to be recorded over the life of the title or (2) the contractual, revenue based royalty rate defined in the respective agreement, whichever is greater. At each balance sheet date, we evaluate the recoverability of advanced development payments and any other unrecognized minimum commitments that have not been paid. To the extent that advance payments are deemed unrecoverable, they are charged to cost of goods sold in the period in which such determination is made.

At each balance sheet date, or earlier if an indicator of impairment exists, we evaluate the recoverability of capitalized software costs using an undiscounted future cash flow analysis, and charge any amounts that are deemed unrecoverable to cost of goods sold. We use various measures to estimate future revenues for our software titles, including past performance of similar titles and orders for titles prior to their release. For sequels, the performance of predecessor titles is also taken into consideration.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), to create a single model to address the accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for us beginning November 1, 2007. The cumulative-effect of adopting FIN 48 will be recorded to opening retained earnings. Management is currently evaluating what effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.

Results of Operations

Consolidated operating results, revenue by geographic region and publishing revenue by platform as a percent of revenue are as follows:

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Net revenue:
Publishing	74.9%	75.5%	65.4%	67.6%
Distribution	25.1%	24.5%	34.6%	32.4%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold:
Product costs	51.4%	49.4%	55.9%	55.0%
Software development costs and royalties	26.2%	43.9%	19.5%	31.1%
Total cost of goods sold	77.7%	93.3%	75.4%	86.1%
Gross profit	22.3%	6.7%	24.6%	13.9%
Selling and marketing	13.7%	12.1%	13.1%	13.9%
General and administrative	19.7%	12.7%	16.4%	13.6%
Research and development	5.8%	6.1%	5.4%	6.4%
Business reorganization	4.4%	0.0%	1.9%	0.0%
Impairment of long-lived assets	0.0%	2.4%	0.0%	1.2%
Depreciation and amortization	3.4%	2.5%	2.8%	2.5%
Total operating expenses	47.0%	35.8%	39.6%	37.6%
Loss from operations	(24.7)%	(29.1)%	(14.9)%	(23.8)%
Interest income, net	0.5%	0.0%	0.4%	0.0%
Loss before income taxes	(24.2)%	(29.1)%	(14.5)%	(23.7)%
Income taxes	0.7%	(10.1)%	0.5%	(8.7)%
Net loss	(24.9)%	(19.0)%	(15.1)%	(15.0)%
Net revenue by geographic region:
United States and Canada	72.5%	72.4%	75.2%	72.0%
Europe, Asia-Pacific and Other	27.5%	27.6%	24.8%	28.0%
Publishing revenue by platform:
Console	72.0%	65.5%	66.7%	57.6%
PC	12.3%	20.9%	12.0%	17.0%
Handheld	12.6%	10.4%	17.2%	21.2%
Accessories	3.1%	3.2%	4.1%	4.2%

Three Months ended April 30, 2007 compared to April 30, 2006

Publishing

(thousands of dollars)	2007	%	2006	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$153,931	100.0%	$200,060	100.0%	$(46,129)	(23.1)%
Cost of goods sold	112,380	73.0%	188,956	94.4%	(76,576)	(40.5)%
Gross profit	$41,551	27.0%	$11,104	5.6%	$30,447	274.2%

Our decrease in net revenue in 2007 primarily reflects the sales of The Elder Scrolls IV: Oblivion for Xbox 360 and PC, which were $70.3 million higher in the 2006 period. Offsetting the decreased sales of The Elder

Scrolls IV: Oblivion were strong sales of our Grand Theft Auto titles and Major League Baseball 2K7, which increased revenue $19.3 million and $7.9 million, respectively, when compared to the prior period. Major League Baseball 2K7 was also released approximately one month earlier in 2007 than in 2006.

Net revenue earned on titles for the PS2 platform continued to remain strong due to its large installed base. We recognized an $18.9 million or 47.1% increase in net revenue on the PS2 in 2007 compared to the prior period, mainly due to the releases of Grand Theft Auto: Vice City Stories and Ghost Rider in the second quarter of 2007 and the continued success of Grand Theft Auto: San Andreas almost two and a half years after its release. Xbox 360 and PC sales declined $46.5 million or 59.5% and $22.9 million or 54.6%, respectively, again reflecting the stronger sales of The Elder Scrolls IV: Oblivion in the 2006 period. Although consumer demand for the PS3 system has not increased as quickly as anticipated, these sales accounted for $16.1 million of our net publishing revenue in the 2007 period, and we expect the PS3 to continue to gain momentum through the rest of the year and into the holiday selling season. Nintendo’s Wii system has sold at a stronger than expected rate in 2007, although we have not yet published software on the Wii system. We have four titles for the Wii, which are expected to be released in the third and fourth quarters. Sales on the Xbox system decreased $7.8 million due to the continuing hardware transition and increased availability of the Xbox 360 system. We have continued to reduce pricing on software titles for the PS2 and Xbox platforms as the next generation hardware installed base grows.

Above average external royalty costs for The Elder Scrolls IV: Oblivion and approximately $18.2 million of impairment charges related to software development contributed to the unusually low gross profit margin in the 2006 period. We also recorded a $5.2 million impairment charge related to intellectual property in the second quarter of 2007, which slightly offset the increase in gross profit margin. However, we realized a significant increase in the gross profit margin of our sports products, particularly Major League Baseball 2K7, NBA 2K7 and College Hoops 2K7, each of which had higher revenues than their predecessor games on comparable amounts of software development costs. Licensing costs were also lower as a percentage of net revenue in 2007, particularly for our baseball titles where we have a greater number of products planned for release than in the prior year. We expect to realize increasing gross profit margins toward the end of fiscal 2007 and into fiscal 2008 with the releases of our internally developed, non-licensed titles such as Grand Theft Auto IV, BioShock and Midnight Club: Los Angeles.

Revenue earned from licensing our intellectual property to third parties increased to $5.9 million in the second quarter of 2007 from $2.7 million in the 2006 period, primarily related to our January 2007 release of Grand Theft Auto: San Andreas for the PS2 in Japan. We recognize substantially higher gross profit margins on revenue earned in connection with licensing our products.

Revenue earned outside of North America accounted for approximately $56.4 million in the second quarter of 2007 compared to $73.1 million in the 2006 period. The year-over-year decrease was primarily attributable to strong sales of The Elder Scrolls IV: Oblivion in the prior period. Foreign exchange rates benefited revenue by approximately $5.1 million in the second quarter of 2007.

Distribution

(thousands of dollars)	2007	%	2006	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$51,505	100.0%	$65,062	100.0%	$(13,557)	(20.8)%
Cost of goods sold	47,202	91.6%	58,394	89.8%	(11,192)	(19.2)%
Gross profit	$4,303	8.4%	$6,668	10.2%	$(2,365)	(35.5)%

Net revenue associated with software on current generation platforms decreased $4.7 million or 37.4% compared to the 2006 period, resulting from the continued decline in sales volume and average selling price of value and frontline software titles as the gaming industry transitions to next generation platforms. We also continue to see increased competition in the value software market. In addition, we experienced a decline in sales of our PC products of $4.6 million and Nintendo handhelds of $2.5 million. Lower net revenue was partially offset by an increase in next generation software sales of $2.1 million, which includes PS3, Xbox 360 and Wii, all of which were sold at higher price points than their predecessor products. We expect to see increases in sales for next generation platforms, especially the PS3 system, as the installed base of the hardware continually grows through the transition period. We recognized a slight decrease in gross profit margin as our sales of PC products declined, which typically realize higher margins.

Operating Expenses

(thousands of dollars)	2007	% of net revenue	2006	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$28,159	13.7%	$32,194	12.1%	$(4,035)	(12.5)%
General and administrative	40,471	19.7%	33,705	12.7%	6,766	20.1%
Research and development	11,936	5.8%	16,097	6.1%	(4,161)	(25.8)%
Business reorganization	8,962	4.4%	—	0.0%	8,962	N/M
Impairment of long-lived assets	—	0.0%	6,249	2.4%	(6,249)	N/M
Depreciation and amortization	7,076	3.4%	6,695	2.5%	381	5.7%
Total operating expenses(1)	$96,604	47.0%	$94,940	35.8%	$1,664	1.8%

(1)          Includes stock-based compensation expense, which was allocated as follows:

Selling and marketing	$312	$517
General and administrative	2,154	2,211
Research and development	1,070	1,133
Business reorganization	1,801	—

We ran significant marketing campaigns in conjunction with our March 2006 launch of The Elder Scrolls IV: Oblivion, which caused selling and marketing expense to be substantially higher in the 2006 period.

General and administrative expenses increased as a result of higher professional fees associated with regulatory matters, including our stock options investigation and New York County District Attorney’s subpoenas, which were $2.0 million for the three months ended April 30, 2007. In addition, we had higher salaries and related expenses of $2.6 million, primarily in our European territories in the 2007 period resulting from the relocation of our international publishing headquarters to Geneva, Switzerland. General and administrative expenses for the quarters ended April 30, 2007 and 2006 also include occupancy expenses (primarily rent, utilities and office expenses) of $3.9 million and $3.7 million, respectively, related to our development studios.

Our 2006 studio closings resulted in a reduced number of development personnel, improved software capitalization rates and a corresponding reduction in research and development expense in the second quarter of 2007. In addition, there was approximately $1.6 million of severance expense recorded in the second quarter of 2006 as a result of the studio closures.

Business reorganization and related expenses include severance of $5.2 million for the termination of employment agreements with our former Chief Executive Officer and Chief Financial Officer in April 2007. In total, we spent $3.8 million on professional fees related to the change in a majority of the members of our Board at our Annual Meeting and the subsequent replacement of prior management, $2.0 million of which was investment banking fees incurred by prior management to consider the possibility of presenting alternative proposals to our stockholders, including a potential sale of the Company. We expect to continue to incur reorganization expenses through the remainder of 2007 and in fiscal 2008.

In the second quarter of 2006, we recorded approximately $6.2 million of impairment charges related to the write-off of certain trademarks and acquired intangibles.

Provision (benefit) for income taxes.   For the three months ended April 30, 2007, income tax expense was $1.5 million, primarily attributable to foreign jurisdictions, compared to an income tax benefit of $26.8 million in the second quarter of 2006. We did not record an income tax benefit on our pre-tax loss in 2007 due to uncertainty regarding the realization of our deferred tax assets, primarily those attributable to U.S. net operating loss carryforwards. As a result, we increased our valuation allowance by approximately $18.9 million in the second quarter of 2007.

Consequently, our effective tax rate was -3.1% for the three months ended April 30, 2007, compared to an effective tax benefit of 34.7% for the comparable period in fiscal 2006.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and loss per share.   For the three months ended April 30, 2007, net loss was $51.2 million, compared to $50.4 million in the 2006 period. Net loss per share for the three months ended April 30, 2007 and April 30, 2006 was $0.71.  Weighted average shares outstanding were relatively flat compared to the prior period and did not have a significant impact on our loss per share.

Six Months ended April 30, 2007 compared to April 30, 2006

Publishing

(thousands of dollars)	2007	%	2006	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$315,919	100.0%	$358,349	100.0%	$(42,430)	(11.8)%
Cost of goods sold	211,548	67.0%	299,095	83.5%	(87,547)	(29.3)%
Gross profit	$104,371	33.0%	$59,254	16.5%	$45,117	76.1%

Sales of The Elder Scrolls IV: Oblivion for Xbox 360 and PC, which we released in the second quarter of 2006, accounted for approximately $62.0 million of the decrease in our net revenue in 2007. Offsetting the decrease were the strong sales of our sports titles (Major League Baseball 2K7, NBA 2K7, NHL 2K7, and College Hoops 2K7), which sold an additional $23.3 million compared to their respective predecessor titles in the prior year.

Net revenue earned on titles for the PS2 platform continued to remain strong due to its large installed base, with a $30.7 million or 35.2% increase due to the release of Grand Theft Auto: Vice City Stories and Ghost Rider in the second quarter of 2007 and the continued success of Grand Theft Auto: San Andreas almost two and a half years after its release. Software sales on the Xbox 360 and PC declined $38.2 million or 40.5% and $23.0 million or 37.7%, respectively, again reflecting the strong sales of The Elder Scrolls IV: Oblivion in the 2006 period. Although consumer demand for the PS3 system has not increased as quickly as anticipated, these sales accounted for $26.2 million or 8.3% of our net publishing revenue in the 2007 period, and we expect the PS3 to continue to gain momentum through the rest of the year and into the holiday selling season. Nintendo’s Wii system has sold at a stronger than expected rate in 2007, although we have not yet published software on the Wii system. We have four titles in development for the Wii which are expected to be released in the third and fourth quarters. Sales on the PSP system have decreased

$18.2 million primarily due to the strong sales of Grand Theft Auto: Liberty City Stories in the 2006 period. Sales on the Xbox system have decreased $12.7 million due to the continuing hardware transition and increased availability of the Xbox 360 system. We have continued to reduce pricing on software titles for the PS2 and Xbox platforms as the next generation hardware installed base grows.

Above average external royalty costs for The Elder Scrolls IV: Oblivion and approximately $18.2 million of impairment charges related to software development contributed to the unusually low gross profit margin in the 2006 period. In the 2007 period, we recorded a $5.2 million impairment charge related to intellectual property, which slightly offset the increase in gross profit margin. However, we were able to realize a significant increase in our gross profit margin of our sports products,  particularly Major League Baseball 2K7, NBA 2K7 and College Hoops 2K7, which had significantly higher revenues than their predecessor games on a comparable amount of software development costs. Licensing costs were also lower as a percentage of net revenue, particularly for our baseball titles where we have a greater number of products planned for release than in the prior year. We expect to realize increasing margins toward the end of fiscal 2007 and into fiscal 2008 with the release of internally developed, non-licensed titles such as Grand Theft Auto IV, BioShock and Midnight Club: Los Angeles.

Revenue earned from licensing our intellectual property to third parties increased to $15.2 million in the six months ended April 30, 2007 from $5.8 million in 2006, primarily related to our January 2007 release of Grand Theft Auto: San Andreas for the PS2 in Japan. We recognize substantially higher gross profit margins on revenue earned in connection with our licensing our products.

Revenue earned outside of North America accounted for approximately $119.7 million in the six months ended April 30, 2007 compared to $148.5 million in 2006. The year-over-year decrease was primarily attributable to strong sales of The Elder Scrolls IV: Oblivion in the prior period. Foreign exchange rates benefited revenue by approximately $9.7 million in the six months ended April 30, 2007.

Distribution

(thousands of dollars)	2007	%	2006	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$166,857	100.0%	$171,754	100.0%	$(4,897)	(2.9)%
Cost of goods sold	152,259	91.3%	157,569	91.7%	(5,310)	(3.4)%
Gross profit	$14,598	8.7%	$14,185	8.3%	$413	2.9%

Distribution revenue associated with software sales on current generation platforms decreased $11.8 million in 2007 as a result of the continued decline in sales volume and average selling price of value and frontline software titles as the gaming industry transitions to next generation platforms. We also continue to see increased competition in the value software market. In addition, we experienced a decline in sales of our PC products of $4.2 million or 15.0%. The decrease in net revenue was partially offset by an increase in next generation hardware sales, including Xbox 360, Wii and PS3, along with software titles for those platforms, all of which were sold at higher price points than their predecessor products. Software sales for next generation consoles increased $8.3 million compared to 2006. We expect to see increases in sales for next generation platforms, especially the PS3 system, as the installed base of the hardware continually grows through the transition period.

Gross profit margins remained relatively unchanged compared to the prior year, although our software sales for next generation titles in 2007 realized higher gross margins than those in the prior period. Offsetting the increase in gross margin was lower sales of PC products, which typically realize higher margins than console products.

Operating Expenses

						%
		% of net		% of net	Increase/	Increase/
(thousands of dollars)	2007	revenue	2006	revenue	(decrease)	(decrease)
Selling and marketing	$63,183	13.1%	$73,838	13.9%	$(10,655)	(14.4)%
General and administrative	79,085	16.4%	72,158	13.6%	6,927	9.6%
Research and development	26,086	5.4%	33,806	6.4%	(7,720)	(22.8)%
Business reorganization	8,962	1.9%	—	0.0%	8,962	N/M
Impairment of long-lived assets	—	0.0%	6,249	1.2%	(6,249)	N/M
Depreciation and amortization	13,737	2.8%	13,346	2.5%	391	2.9%
Total operating expenses(1)	$191,053	39.6%	$199,397	37.6%	$(8,344)	(4.2)%

(1)          Includes stock-based compensation expense, which was allocated as follows:

Selling and marketing	$619	$1,224
General and administrative	4,100	5,404
Research and development	2,257	2,066
Business reorganization	1,801	—

We ran significant marketing campaigns in conjunction with our launches on the Xbox 360 platform of The Elder Scrolls IV: Oblivion, NBA 2K6 and NHL 2K6 in the 2006 period. We released NBA 2K7 and NHL 2K7 for the Xbox 360 in the fourth quarter of our 2006 fiscal year and as a result, the 2007 period does not include a comparable amount of selling and marketing expense.

General and administrative expenses increased as a result of higher professional fees associated with regulatory matters, including our stock options investigation and New York County District Attorney’s subpoenas, which were $9.2 million for the six months ended April 30, 2007. General and administrative expenses for the six months ended April 30, 2007 and 2006 also include occupancy expenses (primarily rent, utilities and office expenses) of $7.6 million and $7.3 million, respectively, related to our development studios.

Our 2006 studio closings resulted in a reduced number of development personnel, improved software capitalization rates and a corresponding reduction in research and development expense in the six months ended April 30, 2007. In addition, there was approximately $1.6 million of severance expense recorded in the six months ended April 30, 2006 as a result of the studio closures.

Business reorganization and related expenses include severance of $5.2 million for the termination of employment agreements with our former Chief Executive Officer and Chief Financial Officer in April 2007. In total, we spent $3.8 million on professional fees related to the replacement of prior management and the election of five new directors to our board of directors at our annual stockholders’ meeting (rather than the six incumbent directors nominated and recommended by our incumbent board of directors), $2.0 million of which was investment banking fees incurred by prior management to consider the possibility of presenting alternative proposals to our stockholders, including a potential sale of the Company. We expect to continue to incur reorganization expenses through the remainder of 2007 and in fiscal 2008.

In the second quarter of 2006, we recorded approximately $6.2 million of impairment charges related to the write-off of certain trademarks and acquired intangibles.

Provision (benefit) for income taxes.   Income tax expense was $2.6 million, primarily attributable to foreign jurisdictions, for the six months ended April 30, 2007 as compared to an income tax benefit of $46.2 million in the six months ended April 30, 2006. We did not record an income tax benefit on our pre-tax loss in 2007 due to uncertainty regarding the realization of our deferred tax assets, primarily those attributable to U.S. net operating loss carryforwards. As a result, we increased our valuation allowance by approximately $25.3 million in the six months ended April 30, 2007.

Consequently, our effective tax rate was -3.7% for the six months ended April 30, 2007, compared to an effective tax benefit of 36.8% for the comparable period in fiscal 2006.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and loss per share.   For the six months ended April 30, 2007, net loss was $72.8 million, compared to $79.5 million in the 2006 period. Net loss per share for the six months ended April 30, 2007 was $1.02, compared to $1.12 in the 2006 period. Weighted average shares outstanding were relatively flat compared to the prior period and did not have a significant impact on our loss per share.

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products (ii) working capital (iii) acquisitions and (iv) capital expenditures. In addition, we expect to incur further cash obligations as part of our business reorganization initiatives. Historically, we relied on funds provided by operating activities and short and long-term borrowings to satisfy our working capital needs.

We are subject to credit risks, particularly in the event that any of the receivables represent a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due, it could adversely affect our liquidity and working capital position and we would be required to increase our provision for doubtful accounts.

As of April 30, 2007 and October 31, 2006, amounts due from our five largest customers comprised approximately 65.5% and 45.4%, respectively, of our gross accounts receivable balance with our significant customers (those that individually comprise more than 10% of our gross accounts receivable balance) accounting for 51.6% and 36.4% of such balance at April 30, 2007 and October 31, 2006, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

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

We have approximately $75 million of license and marketing commitments due within one year and approximately $325 million of such commitments over the next six years. We entered into significant long-term agreements, primarily with major sports leagues and players’ associations, for intellectual properties including trademarks, player likenesses and player stats for use in the publishing, marketing and distribution of certain of our software titles. We acquired non-exclusive licenses for National Basketball Association (“NBA”) and National Hockey League (“NHL”) themed titles, and a third-party exclusive license for Major League Baseball (“MLB”) themed titles. For certain of these agreements, in addition to the license and marketing commitments, we are subject to certain penalties based on minimum product requirements and release schedules. We also occasionally enter into agreements to license, publish, market and distribute titles based on major motion pictures and other popular entertainment properties such as Fantastic 4: Rise of the Silver Surfer, Ghost Rider, The Da Vinci Code and Charlie and the Chocolate Factory.

Generally our licensing agreements require significant cash commitments by us, including, in some cases, marketing commitments in support of these titles.

We have approximately $50 million of commitments with several third-party software development studios expiring at various times through November 2008. These commitments require us to make advance payments to such developers, which we later have the ability to recover as pre-agreed sales thresholds are met.

In the second quarter of 2007, we also entered into a distribution agreement which requires us to purchase a minimum of approximately $19 million in inventory through the remainder of 2007. In addition we have operating lease commitments, primarily for office space, which total nearly $100 million over the next seven years and generally range between $15 million and $18 million per year.

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

Our changes in cash and cash equivalents are as follows:

	April 30,
(thousands of dollars)	2007	2006
Cash (used for) provided by operating activities	$(14,040)	$42,643
Cash used for investing activities	(14,072)	(13,200)
Cash provided by financing activities	802	2,068
Effects of exchange rates on cash and cash equivalents	3,346	2,362
Net (decrease) increase in cash and cash equivalents	$(23,964)	$33,873

We ended the second quarter of 2007 with $108.5 million of cash and cash equivalents compared to $141.1 million in the prior year. Our decrease in cash and cash equivalents from October 31, 2006 is a result of cash used for operating activities. In 2007, our net loss was offset by non-cash expenses and a decrease in working capital, reflecting seasonality in our business as we collected on sales and accounts receivable from the holiday season. Increased software development costs and licenses reduced cash flow from operating activities as we continued to prepare for the releases of All Pro Football 2K8 in the third fiscal quarter, Grand Theft Auto IV and BioShock in the fourth fiscal quarter of 2007 as well as Midnight Club: Los Angeles and L.A. Noire in fiscal 2008. We also reduced inventory and accounts payable balances, mainly due to seasonality in our business, and we received an income tax refund.

Our cash flow from operations was also uniquely impacted by payments for professional fees related to our stock options investigation. In the six months ended April 30, 2007, we paid approximately $10.0 million in professional fees related to such matters. In addition, we used $5.8 million of cash in the first six months of 2007 for our business reorganization initiatives, mainly severance and professional fees related to our annual stockholders’ meeting and change in senior executive management. We expect to incur further cash obligations in 2007 as we reorganize our management team and take measures to improve our cost structure.

Cash used in investing activities consisted exclusively of capital expenditures in the 2007 period, which was approximately the same amount compared to the prior period. Purchases of fixed assets reflect the continuous investment in programming and development equipment, high-definition monitors and leasehold improvements at certain of our studios.

Cash provided by financing activities reflects the cash received for the exercise of stock options in 2007, which was less than the amount received in the 2006 period, in part, because employees were prohibited from exercising stock options through February 2007 as a result of the investigation into our stock option granting procedures.

Cash and cash equivalents increased $3.3 million in the 2007 period as a result of foreign currency exchange translation.

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

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia and Asia. For the six months ended April 30, 2007 and 2006, approximately 30.5% and 37.8%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. At April 30, 2007, we had no outstanding indebtedness.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders’ equity. For the six months ended April 30, 2007, our foreign currency translation adjustment gain was approximately $6.8 million. The foreign exchange transaction gain recognized in our statement of operations for the six months ended April 30, 2007 was $0.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2007, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our 2006 Form 10-K. A full discussion of our pending legal proceedings is also contained in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements” of this Report.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2006 other than the following.

We have experienced significant turnover in our Board and executive management and have a new business development plan.

During the second quarter of 2007, five new members were elected to our seven-member Board, our Board elected a new Chairman and Chief Executive Officer and we engaged ZelnickMedia to provide us with executive management services. The Board and ZelnickMedia have begun, and plan to continue, to reorganize our executive management team and our business. It is not yet possible to accurately assess how effective our new management team will be, whether they will be able to accomplish the objectives of our new business development plan or whether our business reorganization plan, if successful, will be of significant benefit to us and our financial performance. In addition, the success of our new business development plan depends in part on events and circumstances that are beyond our control, including general economic conditions, consumer demand for our products, and other factors affecting our industry. The changes that are part of our reorganization may be disruptive to our business and operations and may slow our progress toward our objectives.

We may need to raise additional capital if we continue to incur losses.

We incurred significant losses in the year ended October 31, 2006 and in the six months ended April 30, 2007, and we may incur future losses. If losses continue we may be required to raise capital in order to fund our operations. We could seek to raise capital in a number of ways, including through the issuance of debt or equity, or through other financing arrangements. We do not currently have a credit facility in place. If we are able to borrow funds and do so, we likely will be obligated to make periodic interest or other debt service payments, and the terms of this debt may impose significant restrictions on our ability to operate our business. If we seek financing through the sale of equity securities, our current stockholders will suffer dilution in their percentage ownership of common stock. We cannot be certain as to our ability to raise additional capital in the future or under what terms capital would be available. If we need to raise capital and are not successful in doing so, we will have to consider other options that may include, but not be limited to, a reduction in our expenditures for internal and external new product development, reductions in overhead expenses, and sales of intellectual property and other assets. These actions, should they become necessary, will likely result in a reduction in the size of our operations and could materially affect the prospects of our business.

Charges against our former CEO may result in significant costs to us and management distraction, and may result in additional proceedings against us and former officers or directors.

On February 14, 2007, our former chief executive officer, Ryan A. Brant, pleaded guilty to two felony counts relating to our stock option grant practices during Mr. Brant’s tenure with the Company and the SEC instituted a civil action against him. Mr. Brant’s pleas may lead to further investigations and proceedings (civil and criminal) against the Company and other former officers and directors of the Company, as well as further shareholder derivative actions and other litigation relating to our stock option grant practices. Governmental or regulatory actions against other former officers, directors or employees may have a similar impact.

The investigations and charges against Mr. Brant and related litigation have imposed, and future investigations, charges or proceedings against us or other current or former officers, directors or employees are likely to impose, significant costs on us both financially and as a result of the distraction of our management team. While we are unable to estimate the exact nature or amount of these future costs, we believe they will likely include:

•       damage to our reputation and business relationships;

•       professional fees in connection with the conduct of the investigations and the defense of related litigations and other proceedings;

•       potential damages, fines, penalties or settlement costs imposed on the Company;

•       advancement of certain expenses and reimbursement of certain amounts payable by, or on behalf of, our current and former officers, directors and employees subject to the investigation or named in any litigations or other proceedings pursuant to our indemnification obligations; and

•       potential impairment of our ability to obtain coverage and reimbursement under existing insurance policies, and potentially negative impact on future insurance coverage.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on Thursday, March 29, 2007, in New York, New York, at which the following matters were submitted to a vote of the stockholders:

(a)           Votes regarding the election of the persons named below as Directors for a term expiring in 2007 were as follows:

FOR
Paul Eibeler	20,203,381
Oliver Grace, Jr.	15,463,974
Robert Flug	15,464,491
Mark Lewis	15,485,120
John F. Levy	48,124,977
Grover C. Brown	21,515,550
Michael Dornemann	32,693,551
Benjamin Feder	32,693,551
Jon J Moses	32,693,551
Michael Sheresky	32,693,551
Strauss Zelnick	32,693,551

(b)          Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the fiscal year ending October 31, 2007, were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
58,721,416	34,925	23,000	—

(c)           Votes regarding the approval of an amendment to our Incentive Stock Plan to increase the number of shares of common stock reserved for issuance under the plan by 2,000,000 shares were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
40,744,365	6,053,353	131,868	11,849,755

(d)          Votes on a stockholder proposal requesting that the Board of Directors’ Compensation Committee include social responsibility, as well as corporate governance and financial criteria, in setting executive compensation:

FOR	BROKER AGAINST	ABSTENTIONS	BROKER NON-VOTES
1,416,528	11,927,610	33,585,451	11,849,752

Item 6. Exhibits

Exhibits:
10.1	Agreement dated as of February 21, 2007 by and between, Robert Flug, Oliver R. Grace, Jr., Todd Emmel, Steven Tisch and Mark Lewis and Take-Two Interactive Software, Inc.(1)
10.2	Employment Agreement dated February 28, 2007 between the Company and Seth Krauss.(2)
10.3	Amendment dated March 16, 2007 to the Registrant’s Bylaws.(3)
10.4	Amended and Restated By-laws of Take-Two Interactive Software, Inc.(4)
10.5	Amendment dated April 10, 2007 to the Registrant’s Bylaws.(5)
10.6	Management Agreement between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation dated March 30, 2007.(4)
10.7	Separation Agreement and General Release between Take-Two Interactive Software, Inc. and Paul Eibeler dated April 4, 2007.(4)
10.8	Separation Agreement and General Release between Take-Two Interactive Software, Inc. and Karl H. Winters dated April 13, 2007.(5)
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the applicable exhibit contained in the Company’s Current Report on Form 8-K dated February 20, 2007.

(2)          Incorporated by reference to the applicable exhibit contained in the Company’s Current Report on Form 8-K dated February 28, 2007.

(3)          Incorporated by reference to the applicable exhibit contained in the Company’s Current Report on Form 8-K dated March 16, 2007.

(4)          Incorporated by reference to the applicable exhibit contained in the Company’s Current Report on Form 8-K dated March 29, 2007.

(5)          Incorporated by reference to the applicable exhibit contained in the Company’s Current Report on Form 8-K dated April 9, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Registrant)
Date: June 11, 2007	By:	/s/ Benjamin Feder
Benjamin Feder
Chief Executive Officer
(Principal Executive Officer)
Date: June 11, 2007	By:	/s/ Lainie Goldstein
Lainie Goldstein
Chief Financial and Accounting Officer
(Principal Financial Officer)