Form 10-Q
period 2007-07-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2007-09-10
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF l934.

For the quarterly period ended July 31, 2007

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

As of September 6, 2007, there were 74,039,503 shares of the Registrant’s Common Stock outstanding.

(All other items in this report are inapplicable)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	July 31,	October 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,625	$132,480
Accounts receivable, net of allowances of $66,371 and $91,509 at July 31, 2007 and October 31, 2006, respectively	100,427	143,199
Inventory, net	75,790	95,520
Software development costs and licenses	126,750	85,207
Prepaid taxes and taxes receivable	39,146	60,407
Prepaid expenses and other	32,223	28,060
Total current assets	435,961	544,873
Fixed assets, net	46,223	47,496
Software development costs and licenses, net of current portion	33,088	31,354
Goodwill	193,091	187,681
Other intangibles, net	33,409	43,248
Other assets	16,541	14,154
Total assets	$758,313	$868,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,305	$123,947
Accrued expenses and other current liabilities	134,567	128,282
Deferred revenue	12,605	11,317
Total current liabilities	240,477	263,546
Deferred revenue	50,000	50,000
Line of credit	11,000	—
Other long-term liabilities	4,310	4,868
Total liabilities	305,787	318,414
Commitments and contingencies
Stockholders’ Equity:
Common Stock, $.01 par value, 100,000 shares authorized; 73,987 and 72,745 shares issued and outstanding at July 31, 2007 and October 31, 2006, respectively	740	727
Additional paid-in capital	505,293	482,104
Retained earnings (accumulated deficit)	(70,684)	60,659
Accumulated other comprehensive income	17,177	6,902
Total stockholders’ equity	452,526	550,392
Total liabilities and stockholders’ equity	$758,313	$868,806

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Net revenue	$206,415	$241,181	$689,191	$771,284
Cost of goods sold	168,279	184,055	532,086	640,719
Gross profit	38,136	57,126	157,105	130,565
Selling and marketing	35,223	27,585	98,406	101,423
General and administrative	34,703	44,260	113,788	116,276
Research and development	11,210	17,406	37,296	51,212
Business reorganization and related	7,100	—	16,062	—
Impairment of long-lived assets	—	8,529	—	14,778
Depreciation and amortization	7,006	6,290	20,743	19,778
Total operating expenses	95,242	104,070	286,295	303,467
Loss from operations	(57,106)	(46,944)	(129,190)	(172,902)
Interest income and other, net	748	1,199	2,632	1,456
Loss before income taxes	(56,358)	(45,745)	(126,558)	(171,446)
Provision (benefit) for income taxes	2,188	45,634	4,785	(572)
Net loss	$(58,546)	$(91,379)	$(131,343)	$(170,874)
Basic and diluted loss per share	$(0.81)	$(1.29)	$(1.83)	$(2.41)
Basic and diluted weighted average shares outstanding	72,075	71,095	71,714	70,954

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (in thousands)

	Nine months ended July 31,
	2007	2006
Operating activities:
Net loss	$(131,343)	$(170,874)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization and write-off of software development costs, licenses and intellectual property	88,806	129,317
Depreciation and amortization of long-lived assets	20,743	19,778
Impairment of long-lived assets	—	14,778
Stock-based compensation	10,346	14,419
Provision (benefit) for deferred income taxes	(159)	19,540
Provision for price concessions, sales allowances and doubtful accounts	79,145	127,017
Foreign currency transaction gain and other	(805)	(1,031)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	(30,872)	(25,351)
Inventory	19,730	53,006
Software development costs and licenses	(117,447)	(108,717)
Prepaid expenses, other current and other non-current assets	16,652	(35,955)
Accounts payable, accrued expenses, deferred revenue and other liabilities	(27,551)	48,435
Total adjustments	58,588	255,236
Net cash (used for) provided by operating activities	(72,755)	84,362
Investing activities:
Purchase of fixed assets	(16,629)	(18,600)
Payments for purchases of businesses, net of cash acquired	(982)	(191)
Net cash used for investing activities	(17,611)	(18,791)
Financing activities:
Proceeds from exercise of options	5,501	2,787
Borrowings on line of credit	11,000	—
Payment of debt issuance costs	(1,764)	—
Excess tax benefit on exercise of stock options	—	163
Net cash provided by financing activities	14,737	2,950
Effects of exchange rates on cash and cash equivalents	4,774	3,414
Net (decrease) increase in cash and cash equivalents	(70,855)	71,935
Cash and cash equivalents, beginning of year	132,480	107,195
Cash and cash equivalents, end of period	$61,625	$179,130

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

1.                 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Take-Two Interactive Software, Inc. (“the Company”, “we”, “us”, or similar pronouns) is a leading global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment, which consists of Rockstar Games, 2K Games, 2K Sports and 2K Play, develops, markets and publishes software titles for the following leading gaming and entertainment hardware platforms:

Sony	Microsoft	Nintendo
PLAYSTATION®3	Xbox 360™	Wii™
PlayStation®2	Xbox®	DS™
PSP® (PlayStation®Portable)		Game Boy® Advance

We also develop and publish software titles for the PC. Our distribution segment, which primarily includes our Jack of All Games subsidiary, distributes our products as well as third-party software, hardware and accessories to retail outlets primarily in North America.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of common stock and common stock equivalents, which include common shares issuable upon the exercise of stock options, restricted stock and warrants outstanding during the same period. For the three and nine months ended July 31, 2007 and 2006, common stock equivalents are excluded from our computation of diluted weighted average shares outstanding because their effect is antidilutive. The number of common stock equivalents excluded was approximately 6,024,000 for the three and nine months ended July 31, 2007 and 7,776,000 for the three and nine months ended July 31, 2006. For the three and nine months ended July 31, 2007, we issued 498,000 and 1,387,000, respectively, of shares of common stock in connection with stock option exercises and restricted stock awards.

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

2.                 BUSINESS REORGANIZATION AND RELATED CHARGES

Management Change

At our Annual Stockholders’ Meeting held on March 29, 2007 (the “Annual Meeting”), our stockholders elected to our Board of Directors (the “Board”) five new directors and one incumbent director (the “Alternative Slate”), rather than the six incumbent directors nominated and recommended by our incumbent Board. Immediately following the Annual Meeting, the newly elected Board removed our former President and Chief Executive Officer (“CEO”) and elected a new Chairman and CEO and one additional incumbent director. Our former Chief Financial Officer (“CFO”) resigned shortly thereafter. In April 2007, we entered into separation agreements with our former CEO and CFO.

We entered into a management agreement with ZelnickMedia Corporation (“ZelnickMedia”) on March 30, 2007. ZelnickMedia has agreed to provide financial and management consulting services to us and our Board for an initial term through October 31, 2011. During the term of the agreement, ZelnickMedia will receive an annual management fee of $750 and a bonus of up to $750 per fiscal year based on achieving and exceeding a budgeted earnings level. Also pursuant to the management agreement, we issued 2,009,075 stock options to ZelnickMedia at an exercise price of $14.74 per share, in August 2007. No stock-based compensation expense was recorded in connection with this agreement for the three or nine months ended July 31, 2007.

Our newly elected Chairman and CEO are principals of ZelnickMedia and the cost for their services to us is covered by our management agreement with ZelnickMedia. Except for health benefits provided to our CEO and reimbursement of expenses, our newly elected Chairman and CEO are not directly compensated by the Company.

Prior to our Annual Meeting, we explored the possibility of presenting alternatives to our stockholders, including the possible sale of the Company, other than the Company’s proposals set forth in its Proxy Statement for the Annual Meeting and the Alternative Slate proposed by a group of the Company’s stockholders, and as a result incurred substantial professional fees, including approximately $2,000 for investment banking services and approximately $1,010 for reimbursement of certain expenses incurred by ZelnickMedia, a related party to the Company.

Reorganization and related charges

We initiated a business reorganization plan in the second quarter of 2007, which includes initiatives to consolidate functions in central locations. As a result, we have incurred employee termination, relocation, and lease termination costs. In addition, we incurred severance and professional fees related to our former management team. In total, we expect to record approximately $25 million of business reorganization and related costs through the remainder of our fiscal year ending October 31, 2007 and into fiscal year 2008. These charges consist of approximately $15 million of restructuring costs related to our cost savings initiatives and approximately $10 million of expenses related to our management and board changes. For the three and nine months ended July 31, 2007, we recorded business reorganization and related charges as follows:

	Three months	Nine months
	ended	ended
	July 31, 2007	July 31, 2007
Employee termination costs	$4,391	$9,578
Lease termination and relocation costs	2,215	2,215
Professional fees and other	494	4,269
Total business reorganization and related	$7,100	$16,062

The following table summarizes activity in accrued business reorganization costs:

	Costs incurred	Utilization through
	through	July 31, 2007		Accrual as of
	July 31, 2007	Non-cash	Cash	July 31, 2007(a)
Employee termination costs	$9,578	$(2,065)	$(6,681)	$832
Lease termination and relocation costs	2,215	—	(2,150)	65
Professional fees and other	4,269	—	(3,874)	395
Total business reorganization and related	$16,062	$(2,065)	$(12,705)	$1,292

(a)           Included in accrued expenses and other current liabilities

3.                 COMPREHENSIVE LOSS

Components of comprehensive loss are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Net loss	$(58,546)	$(91,379)	$(131,343)	$(170,874)
Foreign currency translation adjustment	3,465	891	10,275	5,246
Comprehensive loss	$(55,081)	$(90,488)	$(121,068)	$(165,628)

4.                 INVENTORY, NET

Inventory balances by category are as follows:

	July 31, 2007	October 31, 2006
Finished products, net	$71,088	$88,337
Parts and supplies, net	4,702	7,183
Inventory, net	$75,790	$95,520

Estimated product returns included in inventory at July 31, 2007 and October 31, 2006 are $6,378 and $8,603, respectively.

5.                 SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our software development costs and licenses are as follows:

	July 31, 2007		October 31, 2006
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$117,425	$7,371	$58,517	$17,783
Software development costs, externally developed	6,035	21,617	20,731	11,764
Licenses	3,290	4,100	5,959	1,807
Software development costs and licenses	$126,750	$33,088	$85,207	$31,354

Amortization and write-off of software development costs and licenses for the three and nine months ended July 31, 2007 and 2006 was $38,531 and $81,528, respectively, and $33,444 and $120,888, respectively.

Software development costs and licenses as of July 31, 2007 and October 31, 2006 include $141,871 and $91,248, respectively, related to titles that have not been released.

6.                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	July 31,	October 31,
	2007	2006
Software development costs	$28,623	$43,724
Compensation and benefits	24,937	19,055
Licenses	24,018	13,723
Accrued taxes	19,027	19,872
Rent and deferred rent obligations	10,050	7,234
Professional fees	9,566	8,399
Deferred consideration for acquisitions	5,813	2,000
Marketing and promotions	4,653	5,042
Other	7,880	9,233
Total	$134,567	$128,282

7.                 CREDIT AGREEMENT

On July 3, 2007, we entered into a credit agreement with Wells Fargo Foothill, Inc. (the “Credit Agreement”), which provides for a revolving credit facility in an amount equal to the lesser of (a) the aggregate principal amount of $100,000 (one-hundred million) or (b) the borrowing base (the “Credit Facility”). The borrowing base consists of the sum of 85% of eligible accounts receivable (net of certain reserves), plus 65% of eligible inventory (net of certain reserves), plus $25,000. The Credit Facility is secured by substantially all of our U.S. based assets and the equity of our domestically incorporated subsidiaries. Revolving loans under the Credit Agreement will bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (9.25% at July 31, 2007), or (b) 1.75% to 2.25% above the LIBOR Rate (7.61% at July 31, 2007), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a fee of 0.375% of the unused balance of the Credit Facility. The Credit Facility matures on July 3, 2012. As of July 31, 2007, we borrowed $11,000 and had $89,000 available for borrowings under the line of credit.

The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25,000. Any letters of credit outstanding reduce availability under the revolving line of credit. We are required to pay a fee of 0.825% per annum multiplied by the unused portion of the outstanding letter of credit. We had no letters of credit outstanding at July 31, 2007.

The Credit Agreement substantially limits the Company and its domestic subsidiaries’ ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). Beginning in November 2007, the Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30,000 (including available borrowings under the credit facility), based on a 30-day average. As of July 31, 2007, the Company is in compliance with all covenants and requirements outlined in the Credit Agreement.

Debt issuance costs capitalized in connection with the Credit Agreement totaled $1,764 and are being amortized over the five year term of the Credit Facility. Amortization related to these costs is included in interest expense in the condensed consolidated statements of operations.

In May 2006, our European subsidiary renewed its Credit Facility agreement with Lloyds TSB Bank plc (“Lloyds”) under which Lloyds agreed to make available net borrowings of up to £13,100 (approximately $26,500 at July 31, 2007). The Credit Facility is primarily secured by the Company’s international cash and accounts receivable balances. Advances under the Credit Facility bear interest at the rate of 1.25% per annum over the bank’s base rate, and are guaranteed by the Company. Available borrowings under the agreement are reduced by the amount of outstanding guarantees. The Credit Facility expired on July 31, 2007, however Lloyds has continued to extend us credit on a temporary basis under an informal agreement. The Company had no outstanding borrowings under this facility as of July 31, 2007.

8.                 LEGAL AND OTHER PROCEEDINGS

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.

Legal Proceedings

In July 2005, we received four complaints for purported class actions. Two of the four complaints were filed in the United States District Court for the Southern District of New York, one was filed in the United States District Court, Eastern District of Pennsylvania, and one was filed in the Circuit Court in St. Clair County, Illinois. The plaintiffs, alleged purchasers of the Company’s Grand Theft Auto: San Andreas game, assert that we engaged in consumer deception, false advertising and breached an implied warranty of merchantability and were unjustly enriched as a result of our alleged failure to disclose that Grand Theft Auto: San Andreas contained “hidden” content, which resulted in the game receiving a Mature 17+ (“M”) rating from the Entertainment Software Rating Board (“ESRB”) rather than an Adults Only 18+ (“AO”) rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. In January 2006, the City of Los Angeles filed a complaint against us in the Superior Court of the State of California alleging violations of California law on substantially the same basis.

The state court actions were removed to federal court (a motion to remand filed by the City of Los Angeles is pending) and the Judicial Panel on Multidistrict Litigation transferred all the cases to the U.S. District Court for the Southern District of New York, which consolidated them under the caption In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK)(MHD). The plaintiffs have filed a motion seeking certification of a nationwide class, which motion is pending. The parties have engaged in settlement discussion.

In February and March 2006, an aggregate of four purported class action complaints were filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Global Chief Operating Officer, and four of our former directors in the United States District Court for the Southern District of New York (the ”New York Actions”). A fourth complaint brought in Michigan was voluntarily dismissed. The complaints allege that we violated Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (“Exchange Act”) by making or causing us to make untrue statements or failing to disclose in certain press releases and SEC periodic reports that, among other things, Grand Theft Auto: San Andreas contained ”hidden” content which should have resulted in the game receiving an ”AO” rating from the ESRB rather than an ”M” rating. The plaintiffs seek to recover unspecified damages and their costs. In July 2006, the court appointed a lead plaintiff. In September 2006, the lead plaintiff filed a consolidated amended complaint which included claims regarding Grand Theft Auto: San Andreas as well as claims relating to the backdating of stock options. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, and two officers of our Rockstar Games subsidiary. On April 16, 2007, the lead plaintiff filed a second amended complaint which included additional allegations based on an investigation conducted by the Special Litigation

Committee of the Board of Directors, currently comprised of Strauss Zelnick, John Levy and Grover Brown (the “Special Litigation Committee”), of options backdating and the Company’s restatement of financial statements relating to options backdating. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, two of our directors and one former director, our Rockstar Games subsidiary, and one officer and one former officer of Rockstar Games. The Company filed a motion to dismiss on June 25, 2007. In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors. The factual allegations in this action are similar to the allegations contained in the New York Actions. The plaintiff asserts that certain defendants breached their fiduciary duty by selling their stock while in possession of certain material non-public information and that we violated Section 14(a) and Rule 14a-9 of the Exchange Act by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. The plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold Company stock, unspecified compensatory damages with interest and their costs in the action. In October 2006, the Court issued an order granting our motion to stay this complaint, pending an investigation by the Special Litigation Committee, for a period of 150 days. On January 17, 2007, the plaintiffs moved for an order granting limited relief from the Court’s October 4, 2006 stay of the proceedings in order to file an Amended Derivative and Class Action Complaint. On February 22, 2007, counsel for the Special Litigation Committee advised the Court that the Special Litigation Committee had completed its investigation and rendered a report. On March 23, 2007, counsel for the Special Litigation Committee moved to dismiss the complaint based on, among other things, its conclusion that “future pursuit of this action is not in the best interests of Take-Two or its shareholders.” The plaintiff subsequently conducted discovery concerning the Special Litigation Committee’s motion to dismiss. On August 24, 2007, plaintiff filed an Amended Derivative and Class Action Complaint. The Amended Derivative and Class Action Complaint alleges among other things that defendants breached their fiduciary duties in connection with the issuance of proxy statements in 2001, 2002, 2003, 2004 and 2005.

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

In August 2006, a shareholder derivative complaint was filed by Raeda Karadsheh in the United States District Court of the Southern District of New York against us, as nominal defendant, and certain of our current and former officers and directors. The Karadsheh Complaint asserts claims related to the Company’s stock option granting practices. The Lasky and Karadsheh actions were consolidated in November 2006. The plaintiffs filed a consolidated complaint on January 22, 2007, which focuses exclusively on our historical stock option granting practices. These matters have been referred to the Special Litigation Committee. On September 7, 2007, the Special Litigation Committee moved to dismiss certain parties from the litigation and further moved that any claims against the remaining parties be assigned to the Company for disposition by the Company’s management and board of directors.

In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against the Company, Sony Computer Entertainment America Inc. (“SCEA”), Sony Corporation of America (“SCA”), Wal-Mart, GameStop and Devin Moore, alleging under Alabama’s manufacturers’ liability and wrongful death statutes, that our video games designed, manufactured, marketed and/or supplied to Mr. Moore resulted in “copycat violence” that caused the death of Messrs. Strickland, Crump and Mealer. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600 million. Our motion to dismiss the action was denied and we moved to dismiss for lack of personal jurisdiction (which motion is pending before the Alabama Supreme Court). In April 2006, the plaintiffs amended the complaint to add a claim for civil conspiracy; the Company moved to dismiss that claim and the motion is pending. Under the most recent Amended Scheduling Order, all fact and expert discovery was to have been completed by June 15, 2007, with a mediation on November 8, 2007 and trial, if necessary, to commence no earlier than January 18, 2008. Due to issues that arose in expert discovery, however, the Amended Scheduling Order was suspended. We expect the trial court to issue a further amended scheduling order within the next two months, extending all such deadlines by at least 90 to 120 days from the date of issuance of a new Scheduling Order. The Company believes that the claims are without merit and that this action is similar to lawsuits brought and uniformly dismissed by courts in other jurisdictions.

In September 2006, personal representatives of the estate of Delbert and Tyrone Posey and Marilea Schmid brought an action against us, Sony and Cody Posey in the Second Judicial District Court of Bernalillo County, New Mexico, alleging that Grand Theft Auto: Vice City resulted in “copycat” violence that caused the deaths of the above named individuals in violation of New Mexico’s product liability statute. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600 million. SCEA and SCA have tendered their defense and requested indemnification from us, and we have accepted such tender. We received copies of the Complaint and Summonses in December 2006, and we moved to dismiss the Complaint on January 19, 2007. We have filed motions to dismiss for failure to state a claim, as well as a motion to dismiss for lack of personal jurisdiction. The motions are currently pending. The plaintiffs have requested jurisdictional discovery. The Court has scheduled a hearing on the motions for September 13, 2007, though the Plaintiffs’ counsel has requested a continuance. The Company believes that the claims are without merit and that this action is similar to lawsuits brought and uniformly dismissed by courts in other jurisdictions.

We intend to vigorously defend all of the above matters and, with respect to the derivative actions, we have been advised that the individual defendants will vigorously defend such actions. However, we cannot predict the outcome of these matters and, if determined adversely to us, such matters, either singly or in the aggregate, could result in the imposition of significant judgments, fines and/or penalties which could have a material adverse effect on our financial condition, cash flows and results of operations.

Other Matters

We have received grand jury subpoenas issued by the District Attorney of the County of New York requesting production of documents covering various periods beginning on January 1, 1997, including those relating to, among other things: the so-called “Hot Coffee” scenes in Grand Theft Auto: San Andreas; the work of our Board of Directors, all Board Committees, and the Special Litigation Committee; certain acquisitions entered into by us; billing and payment records relating to PricewaterhouseCoopers LLC (“PWC”) and the termination of PWC as the Company’s auditors; communications to financial analysts and stockholders about acquisitions and financial results; compensation and human resources documents of certain of the Company’s directors and employees and former directors and employees; stock-based compensation; the SEC’s July 2006 inquiry; legal services performed for employees; corporate credit card and expense records of certain individuals; the SEC bar of the our former Chief Executive Officer, Ryan Brant; the resolution to amend our Incentive Stock Plan; and ethics, securities, and conflict of interest policies and questionnaires. We have fully cooperated and provided the documents and information called for by the subpoenas.

In July 2006, we received notice from the SEC that it was conducting an informal non-public investigation of certain stock option grants made from January 1997 to present and in April 2007 we received notice from the SEC that it was conducting a formal investigation of such stock option grants. As a result of the Special Litigation Committee’s internal review of our option grants, in February 2007 we restated our financial statements for prior periods in our Annual Report on Form 10-K for the year ended October 31, 2006. On August 9, 2007, we received a “Wells” call from the Staff of the Division of Enforcement (the “Staff”) of the SEC during which the Staff informed us that it intends to seek authority from the SEC to file charges in connection with its investigation, and that it also intends to seek authority from the SEC to seek a civil monetary penalty. The Staff informed us that we could make a submission to the SEC and the Staff that we thought appropriate (a “Wells” submission). The Staff informed the Company that it would consider the content of the Wells submission and provide the submission to the SEC before the SEC ultimately makes a decision on whether to charge or penalize the Company. We continue to cooperate with the Staff and continue to expect to resolve this investigation by means of a settlement rather than a contested litigation of charges, and believe that the “Wells” call represents a significant step forward towards that resolution.

The Company has been in contact with and has received requests for information from taxing authorities for records relating to the grant and exercise of options and tax deductions taken by the Company from October 2000 to October 2004.

In connection with its investigation, the Special Litigation Committee determined that certain stock options issued by the Company to certain members of our Board of Directors (“Independent Directors”), were improperly dated. As a result, and in connection with our remedial measures, we entered into an agreement (the “Agreement”) with each of the relevant Independent Directors whereby the Independent Directors agreed to remit to the Company any after-tax gains that they realized as a result of the improper grant dates. In the event that certain grants remained unexercised, we re-priced such stock options to reflect an appropriate price for which such stock options should have been deemed granted. The Agreement was entered into voluntarily by the Company and the Independent Directors, none of whom served on the Special Litigation Committee. In addition, the Company has subsequently entered into similar agreements with certain former members of management who received improperly dated stock options.

We are also involved in other routine litigation in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

9.                 SEGMENT AND GEOGRAPHIC INFORMATION

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

Information about our reportable segments is as follows:

	Three months ended July 31,		Nine months ended July 31,
Net revenue:	2007	2006	2007	2006
Publishing	$156,837	$192,149	$472,756	$550,497
Distribution	49,578	49,032	216,435	220,787
Total net revenue	$206,415	$241,181	$689,191	$771,284

	Three months ended July 31,		Nine months ended July 31,
Gross profit:	2007	2006	2007	2006
Publishing	$34,214	$50,648	$138,586	$109,870
Distribution	3,922	6,478	18,519	20,695
Total gross profit	$38,136	$57,126	$157,105	$130,565

	July 31, 2007			October 31, 2006
	Publishing	Distribution	Total	Publishing	Distribution	Total
Accounts receivable, net	$79,311	$21,116	$100,427	$109,974	$33,225	$143,199
Inventory, net	28,958	46,832	75,790	35,068	60,452	95,520
Total assets	632,841	125,472	758,313	710,467	158,339	868,806

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region is as follows:

	Three months ended July 31,		Nine months ended July 31,
Net revenue by geographic region:	2007	2006	2007	2006
United States	$146,013	$140,710	$481,416	$470,532
Canada	14,833	14,256	42,547	66,013
North America	160,846	154,966	523,963	536,545
United Kingdom	11,412	15,589	44,968	54,625
Continental Europe	24,883	58,740	90,460	152,395
Asia Pacific and other	9,274	11,886	29,800	27,719
Total net revenue	$206,415	$241,181	$689,191	$771,284

Net revenue by product platform for our reportable segments is as follows:

	Three months ended July 31,		Nine months ended July 31,
Net revenue by product platform:	2007	2006	2007	2006
Publishing:
Microsoft Xbox 360	$53,018	$45,525	$109,271	$139,995
Sony PlayStation 3	30,875	—	57,066	—
Sony PlayStation 2 and PlayStation	28,738	75,461	146,516	162,637
PC	12,753	37,560	50,755	98,512
Sony PSP	10,668	11,607	60,591	79,753
Nintendo Wii	10,164	—	10,164	—
Nintendo handheld devices	4,204	1,843	8,526	9,685
Peripherals and other	4,323	4,176	17,202	19,192
Microsoft Xbox	2,058	13,507	12,268	36,395
Nintendo GameCube	36	2,470	397	4,328
Total publishing	156,837	192,149	472,756	550,497
Distribution:
Hardware and peripherals	22,824	27,014	90,062	87,446
Software:
PC	8,783	12,045	32,588	40,037
Nintendo handheld devices	5,031	4,234	35,971	37,252
Sony PlayStation 2 and PlayStation	4,959	2,285	27,682	28,505
Microsoft Xbox 360	2,595	545	8,751	4,241
Nintendo Wii	2,287	—	6,478	—
Nintendo GameCube	974	834	3,883	7,847
Sony PSP	805	846	3,309	4,353
Microsoft Xbox	751	1,229	5,453	11,106
Sony PlayStation 3	569	—	2,258	—
Total distribution	49,578	49,032	216,435	220,787
Total net revenue	$206,415	$241,181	$689,191	$771,284

10.          SUBSEQUENT EVENT

In September 2007, we sold substantially all of the assets of our wholly owned Joytech video game accessories subsidiary, formerly part of our publishing segment, to Mad Catz Interactive, Inc. for approximately $3,033 in cash, subject to an adjustment for final inventory balances and delivery of certain fixed assets. We do not expect this transaction to have a material impact on our results of operations or financial condition.

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

Overview

We are a global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment consists of our Rockstar Games, 2K Games, 2K Sports and 2K Play publishing labels. We develop, market and publish software titles for the leading gaming and entertainment hardware platforms including Sony’s PLAYSTATION®3 (“PS3”) and PlayStation®2 (“PS2”) computer entertainment systems; Sony’s PSP® (PlayStation®Portable) (“PSP”) system; Microsoft’s Xbox 360™ (“Xbox 360”) and Xbox® (“Xbox”) video game and entertainment systems; Nintendo’s Wii™ (“Wii”), GameCube™, DS™ (“DS”) and Game Boy® Advance (“GBA”); and for the PC. The installed base for the prior generation of console platforms including PS2, Xbox and GameCube (“previous generation platforms”) is substantial, and the release of the Xbox 360 platform in fiscal 2006 and the releases of the PS3 and Wii platforms in fiscal 2007 (“next generation platforms”) will further expand the video game software market. The extent and timing of the increase in the installed base of the next generation platforms will significantly impact our business and profitability. Our plan is to diversify and continue to expand the number of titles released on the next generation platforms while continuing to market titles developed for previous generation platforms as long as economically attractive given their significant installed base.

Our strategy is to capitalize on the growth of the interactive entertainment market, particularly the expanding demographics of video game players, and focus on creating premium quality games and successful franchises for which we can create sequels. We have established a portfolio of successful proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, strategy, role-playing, sports, racing, music, party and puzzle. We have created, licensed and acquired a group of highly recognizable brands to match the variety of consumer demographics we aspire to serve, ranging from children to adults and casual gamers to hard-core game enthusiasts. We expect Rockstar Games, the publisher of our Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category by leveraging our existing titles as well as developing new brands. We also expect 2K Games, developer of the Civilization series and the critically acclaimed BioShock, which was released in August 2007, to continue to develop new and successful franchises in the future. Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K, NHL 2K and College Hoops 2K, provides more consistent year over year revenue streams because we publish them on an annual basis.

Revenue in our publishing segment is primarily derived from the sale of internally developed software titles, software titles developed on our behalf by third parties and the sale of video game accessories and peripherals. Operating margins in our publishing business are dependent in part upon our ability to continually release new, commercially successful products and to manage costs associated with business acquisitions and software product development. Although software development costs as well as the development cycle for next generation platforms have increased compared to previous generation platforms, the impact is partially offset by the higher selling prices on next generation software. We develop most of our frontline products internally, and we own major intellectual properties, which we believe best positions us financially and competitively. Operating margins associated with our externally developed titles, or titles for which we do not own the intellectual property, are generally lower because they require us to acquire licenses and provide minimum development guarantees. We continue to develop new revenue streams as they evolve, including higher margin sources such as in-game advertising, downloadable episodic content and micro-transactions, which we expect will become more significant to our business over time.

Our distribution segment, which includes our Jack of All Games subsidiary, distributes our products as well as third-party software, hardware and accessories to retail outlets primarily in North America. Revenue in our distribution segment is derived from the sale of third-party software titles, accessories and hardware. Operating margins in our distribution business are dependent in part on the mix of software and hardware sales. Software product sales generally yield higher margins than hardware product sales.

Third Quarter Releases

We released the following key titles in the third quarter of fiscal year 2007:

Internal
or External
Title	Publishing Label	Development	Platforms	Date Released
Fantastic Four™: Rise of the Silver Surfer	2K Games	Internal	Xbox 360, PS3	June 15, 2007
Fantastic Four™: Rise of the Silver Surfer	2K Games	External	Wii, PS2, DS	June 15, 2007
The Darkness™	2K Games	External	Xbox 360, PS3	June 26, 2007
The BIGS™	2K Sports	Internal	Xbox 360, PS3, Wii, PS2, PSP	June 26, 2007
All-Pro Football 2K8	2K Sports	Internal	Xbox 360, PS3	July 17, 2007

Product Pipeline

We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

		Internal		Actual /
		or External		Expected Release
Title	Publishing Label	Development	Platforms	(Fiscal Period)
BioShock	2K Games	Internal	Xbox 360, Games for	August 21, 2007
Windows®
Carnival Games™	Global Star Software	Internal	Wii	August 28, 2007
Rockstar Games presents Table
Tennis	Rockstar Games	Internal	Wii	Fourth quarter 2007
Elder Scrolls IV®: Oblivion™ Game of the Year Edition(GotY)	2K Games	External	Xbox 360, PC	Fourth quarter 2007
NHL® 2K8	2K Sports	Internal	Xbox 360, PS3, PS2	Fourth quarter 2007
NBA® 2K8	2K Sports	Internal	Xbox 360, PS3, PS2	Fourth quarter 2007
MLB® Power Pros	2K Sports	External	Wii, PS2	Fourth quarter 2007
Manhunt 2	Rockstar Games	Internal	Wii, PS2, PSP	Fourth quarter 2007
Bully: Scholarship Edition	Rockstar Games	Internal	Xbox 360, Wii	Fiscal year 2008
College Hoops 2K8	2K Sports	Internal	Xbox 360, PS3, PS2	Fiscal year 2008
Midnight Club: Los Angeles	Rockstar Games	Internal	Xbox 360, PS3	Fiscal year 2008
Major League Baseball® 2K8	2K Sports	Internal	Multiple platforms	Fiscal year 2008
Top Spin Tennis	2K Sports	Internal	Wii	Fiscal year 2008
Sid Meier’s Civilization®
Revolution™	2K Games	Internal	Xbox 360, PS3, DS, Wii	Fiscal year 2008
Grand Theft Auto IV	Rockstar Games	Internal	Xbox 360, PS3	Fiscal year 2008
Top Spin 3	2K Sports	Internal	Xbox 360, PS3	Fiscal year 2008
Grand Theft Auto IV episodic
content	Rockstar Games	Internal	Xbox 360	Fiscal year 2008
NBA® 2K9	2K Sports	Internal	Multiple platforms	Fiscal year 2008
NHL® 2K9	2K Sports	Internal	Multiple platforms	Fiscal year 2008

Management Reorganization

During the second quarter of 2007, our stockholders elected five new directors to our Board of Directors (the “Board”) and one incumbent director rather than the six incumbent directors nominated for election by the incumbent Board. The newly elected Board elected a new Chairman, Chief Executive Officer of the

Company and one additional incumbent director, and on March 30, 2007, we entered into an agreement with ZelnickMedia Corporation (“ZelnickMedia”) for executive management services. The Board and ZelnickMedia immediately began to implement a plan to restructure our executive management team, which included entering into separation agreements with our former Chief Executive Officer and Chief Financial Officer.

ZelnickMedia agreed to provide financial and management consulting services to us and our Board for an initial term through October 31, 2011. In consideration for their services, we agreed to pay ZelnickMedia an annual management fee of $0.8 million and a bonus of up to $0.8 million per fiscal year based on achieving and exceeding a budgeted earnings level. We also agreed to grant to ZelnickMedia options to purchase approximately 2.5% of our outstanding common stock on a fully diluted basis, and issue shares of restricted stock, provided that our closing stock price was above $16 on the measurement date. As of July 31, 2007, no stock-based compensation had been granted to ZelnickMedia and no stock-based compensation expense has been recorded in connection with this agreement for the three or nine months then ended. On August 27, 2007, we issued 2,009,075 options at an exercise price of $14.74 per share and no restricted stock in connection with this agreement.

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

In the second quarter of 2007, we began to implement a business reorganization plan. The priorities and progress of such plan are as follows:

1.                We have taken the following measures to review and optimize our management and organizational structure:

•        We restructured our international operations to consolidate and align the marketing, sales and operational functions according to business discipline rather than geography to create a more efficient and responsive international organization.

•        We realigned label and studio administrative functions to report to their respective departments at the corporate level, thereby ensuring increased control and accountability.

•        We are in the process of consolidating the management, marketing and business development operations of the 2K Games and 2K Sports labels on the West Coast of the United States to improve access to resources, work more closely with the sports development teams, and provide a centralized organization to increase efficiency and better support the growth of these labels. We expect this to be completed in the fourth quarter of 2007.

•        We consolidated our third-party PC distribution into our North American sales operations.

We expect these action plans to reduce fixed overhead by approximately $25 million on an annualized basis by the end of fiscal 2008. In order to achieve such annualized cost savings, we expect to incur approximately $25 million of business reorganization and related charges, excluding any asset impairments, through fiscal year 2008. These charges consist of approximately $15 million of restructuring costs related to our cost savings initiatives and approximately $10 million of expenses related to our management and board changes. Through July 31, 2007, approximately $16 million of these charges have been incurred, primarily consisting of severance, office closing costs and professional fees.

2.                We continue to assess our business units and develop strategic alternatives for any business that is determined to be non-core. We are committed to restructuring and supporting these operations until we can arrive at terms that make economic sense. In September 2007, we completed the sale of our Joytech accessories business to Mad Catz Interactive, Inc. for approximately $3 million in cash, subject to certain purchase price adjustments.

3.                We continue to seek ways to maximize the value of our critical external relationships such as those with hardware and intellectual property licensors.

4.                We established a disciplined approval process for software titles and develop only those with adequate market potential in order to improve the competitiveness and profitability of our titles. In the third quarter of 2007, we formalized a product investment review committee consisting of our Chairman, CEO, and CFO and the senior management of our publishing labels and sales force. The committee will meet on a periodic basis throughout software development cycles and review development budgets, milestones, sales scenarios, expected return on investment analysis, and launch plans. The committee will also conduct retrospective reviews to assess performance versus projections.

5.                We are aggressively pursuing resolution on our outstanding legal and regulatory matters. We remain in contact with the regulatory agencies to assure them of our continued cooperation.

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

We capitalize internal software development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles), third-party production and other content costs, subsequent to establishing technological feasibility of a software title. Technological feasibility of a product includes the completion of both technical design documentation and game design documentation. Amortization of such capitalized costs is recorded on a title-by-title basis in cost of goods sold (software development costs) using (1) the proportion of current year revenues to the total revenues expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated useful life of the title, whichever is greater.

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

We capitalize advance payments as software development costs subsequent to establishing technological feasibility of a software title and amortize them, on a title-by-title basis, as royalties in cost of goods sold. Royalty amortization is recorded using (1) the proportion of current year revenues to the total revenues expected to be recorded over the life of the title or (2) the contractual, revenue based royalty rate defined in the respective agreement, whichever is greater. At each balance sheet date, we evaluate the recoverability of advanced development payments and any other unrecognized minimum commitments that have not been paid. To the extent that advance payments are deemed unrecoverable, they are charged to cost of goods sold in the period in which such determination is made.

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

Results of Operations

Consolidated operating results, revenue by geographic region and publishing revenue by platform as a percent of revenue are as follows:

	Three months ended		Nine months ended
	July 31,		July 31,
	2007	2006	2007	2006
Net revenue:
Publishing	76.0%	79.7%	68.6%	71.4%
Distribution	24.0%	20.3%	31.4%	28.6%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.5%	76.3%	77.2%	83.1%
Gross profit	18.5%	23.7%	22.8%	16.9%
Selling and marketing	17.1%	11.4%	14.3%	13.1%
General and administrative	16.8%	18.4%	16.5%	15.1%
Research and development	5.4%	7.2%	5.4%	6.6%
Business reorganization and related	3.4%	0.0%	2.3%	0.0%
Impairment of long-lived assets	0.0%	3.5%	0.0%	1.9%
Depreciation and amortization	3.4%	2.6%	3.0%	2.6%
Total operating expenses	46.1%	43.2%	41.5%	39.3%
Loss from operations	(27.7)%	(19.5)%	(18.7)%	(22.4)%
Interest income and other, net	0.4%	0.5%	0.4%	0.2%
Loss before income taxes	(27.3)%	(19.0)%	(18.4)%	(22.2)%
Income taxes	1.1%	18.9%	0.7%	(0.1)%
Net loss	(28.4)%	(37.9)%	(19.1)%	(22.2)%
Net revenue by geographic region:
United States and Canada	77.9%	64.3%	76.0%	69.6%
Europe, Asia-Pacific and Other	22.1%	35.7%	24.0%	30.4%
Publishing revenue by platform:
Console	79.6%	71.2%	71.0%	62.3%
PC	8.1%	19.6%	10.7%	17.9%
Handheld	9.5%	7.0%	14.6%	16.3%
Accessories	2.8%	2.2%	3.7%	3.5%

Three Months ended July 31, 2007 compared to July 31, 2006

Publishing

						%
					Increase/	Increase/
(thousands of dollars)	2007	%	2006	%	(decrease)	(decrease)
Net revenue	$156,837	100.0%	$192,149	100.0%	$(35,312)	(18.4)%
Product costs	61,802	39.4%	72,691	37.8%	(10,889)	(15.0)%
Software development costs and royalties	40,600	25.9%	44,417	23.1%	(3,817)	(8.6)%
Internal royalties	3,536	2.3%	10,313	5.4%	(6,777)	(65.7)%
Licenses	16,685	10.6%	14,080	7.3%	2,605	18.5%
Cost of goods sold	122,623	78.2%	141,501	73.6%	(18,878)	(13.3)%
Gross profit	$34,214	21.8%	$50,648	26.4%	$(16,434)	(32.4)%

Our decrease in net revenue primarily reflects the strong prior year sales of titles from our Grand Theft Auto franchise, led by Grand Theft Auto: Liberty City Stories for PS2, which was released in June 2006. Total Grand Theft Auto titles were $50.0 million higher in the 2006 period. In addition, net revenue from Elder Scrolls IV: Oblivion, Midnight Club 3: DUB Edition, and our Civilization series decreased $20.7 million compared to the prior period. Partially offsetting the decrease in net revenue were sales of The Darkness, Fantastic Four: Rise of the Silver Surfer, The BIGS and All-Pro Football 2K8, all of which are new titles released in the third quarter of 2007. Net revenue from the titles released in the third quarter of 2007 were $44.5 million higher compared to those released in the third quarter of 2006 (excluding Grand Theft Auto: Liberty City Stories for PS2), which were Prey, The Da Vinci Code, and Rockstar Games presents Table Tennis.

Net revenue earned on next generation platforms accounted for approximately 60.0% of our total net revenue in the third quarter of 2007. Net revenue earned from games published on previous generation platforms decreased 66.3%. Xbox 360 sales increased $7.5 million or 16.5%, reflecting the increase in the platform’s installed base and the additional titles released on the Xbox 360 compared to the prior period. Although consumer demand for the PS3 system has not increased as quickly as anticipated, titles released on the platform accounted for $30.9 million of our net publishing revenue in the 2007 period. Nintendo’s Wii system continues to perform well; Wii software sales accounted for $10.2 million of our net publishing revenue in the 2007 period. We continue to invest our resources in developing Wii software and expect more titles to be released for this platform in the fourth quarter of 2007 and fiscal 2008. Sales on the PS2 platform decreased $46.7 million or 61.9%, again reflecting the release of Grand Theft Auto: Liberty City Stories in June 2006, and Xbox sales decreased $11.4 million. We expect sales on the previous generation platforms to continue to decline as a result of the continuing hardware transition and have therefore reduced the number of titles in development for these platforms. We have also continued to reduce pricing on software titles for the PS2 and Xbox platforms as the next generation hardware installed base grows. PC sales decreased $24.8 million or 66.0% in the 2007 period due to the releases of Prey and The Da Vinci Code in the 2006 period. The third quarter 2007 releases did not include any PC titles.

Product costs as a percentage of net revenue increased slightly compared to the prior year due to a $2.8 million write-down of inventory for a title in our European territory. Software development costs were higher as a percentage of net revenue primarily as a result of a $3.4 million impairment charge in the third quarter of 2007 related to an unreleased title. Licenses were also higher as a percentage of net revenue, reflecting more licensed titles released in the 2007 quarter including Fantastic Four: Rise of the Silver Surfer, All-Pro Football 2K8 and The Darkness, compared to fewer licensed title released in the third quarter of 2006 (The Da Vinci Code). The increase was partially offset by lower licensing costs as a percentage of net revenue on our baseball titles where we have a greater number of products planned for release than in the prior year. Offsetting the higher software development and license costs were lower internal royalties, reflecting the third quarter 2006 release of Grand Theft Auto: Liberty City Stories for the PS2. We did not release any Rockstar titles in the current quarter. We expect gross profit margins to increase in the fourth quarter of 2007 and into fiscal 2008 with the releases of our internally developed, wholly-owned titles such as BioShock, Grand Theft Auto IV and Midnight Club: Los Angeles.

Revenue earned from licensing our intellectual property to third parties increased to $6.2 million in the third quarter of 2007 from $2.2 million in the 2006 period, primarily related to our July 2007 release of Grand Theft Auto: Liberty City Stories for the PSP and PS2 in Japan. We recognize substantially higher gross profit margins on revenue earned in connection with licensing our products.

Revenue earned outside of North America accounted for approximately $45.4 million in the third quarter of 2007 compared to $86.2 million in the 2006 period. The year-over-year decrease was primarily attributable to strong sales of Grand Theft Auto: Liberty City Stories for the PSP and PS2 in the prior period. Foreign exchange rates benefited revenue by approximately $4.1 million in the third quarter of 2007.

Distribution

						%
					Increase/	Increase/
(thousands of dollars)	2007	%	2006	%	(decrease)	(decrease)
Net revenue	$49,578	100.0%	$49,032	100.0%	$546	1.1%
Cost of goods sold	45,656	92.1%	42,554	86.8%	3,102	7.3%
Gross profit	$3,922	7.9%	$6,478	13.2%	$(2,556)	(39.5)%

Net revenue associated with software on next generation platforms increased $4.9 million, reflecting the increasing availability and introduction of the new platforms. We expect to see further increases in sales for next generation platforms during the fourth quarter and the 2007 holiday season. Software sales on the PS2 system increased $2.7 million, as titles for this platform continued to be discounted and bundled to make room for next generation software. Offsetting the increase were decreased sales of PC titles of $3.3 million and decreased hardware sales of $3.1 million. The decrease in gross profit margin in 2007 mainly reflects reduced sales and margins of PC products.

Operating Expenses

						%
		% of net		% of net	Increase/	Increase/
(thousands of dollars)	2007	revenue	2006	revenue	(decrease)	(decrease)
Selling and marketing	$35,223	17.1%	$27,585	11.4%	$7,638	27.7%
General and administrative	34,703	16.8%	44,260	18.4%	(9,557)	(21.6)%
Research and development	11,210	5.4%	17,406	7.2%	(6,196)	(35.6)%
Business reorganization and related	7,100	3.4%	—	0.0%	7,100	N/M
Impairment of long-lived assets	—	0.0%	8,529	3.5%	(8,529)	N/M
Depreciation and amortization	7,006	3.4%	6,290	2.6%	716	11.4%
Total operating expenses(1)	$95,242	46.1%	$104,070	43.2%	$(8,828)	(8.5)%

(1)          Includes stock-based compensation expense, which was allocated as follows:

Selling and marketing	$260	$(282)
General and administrative	344	4,694
Research and development	722	1,347
Business reorganization and related	265	—

Selling and marketing expenses increased due to higher advertising expense in the 2007 period of approximately $7.9 million, primarily for titles released by our 2K labels which were entirely new franchises including All-Pro Football 2K8, The BIGS and The Darkness. The increase was partially offset by a $2.4 million reduction of marketing expense related to the annual E3 trade show event as a result of the industry wide downsizing of the event compared to past years.

General and administrative expenses decreased due to lower stock-based compensation expense, which reflects cost savings associated with the departure of our former management team. In addition, the third quarter of 2006 reflects additional stock compensation expense that was recorded as a result of our stock options investigation. We also achieved general and administrative cost savings of approximately $1.2 million in the three months ended July 31, 2007, resulting from our 2006 studio closures. The 2006 period also includes higher professional fees of $1.5 million, mainly as a result of our stock options investigation,

$1.4 million of studio closure costs (severance and lease termination) and $0.9 million related to the relocation of our international publishing headquarters to Geneva, Switzerland.

General and administrative expenses for the quarters ended July 31, 2007 and 2006 also includes occupancy expense (primarily rent, utilities and office expenses) of $4.7 million and $4.6 million, respectively, related to our development studios.

For the three months ended July 31, 2006, we recorded approximately $1.7 million of severance expense in research and development resulting from studio closures. The 2006 studio closures resulted in a reduced number of development personnel and research and development cost savings of approximately $1.2 million in the third quarter of 2007. In addition, we realized higher software capitalization rates as a result of increased development work in progress for next generation consoles.

Business reorganization and related expenses include employee termination costs of $4.4 million, primarily as a result of consolidating our international operations and severance for former management, lease termination costs of $2.1 million related to our relocation of our 2K headquarters to California and professional fees of $0.5 million, mainly as a result of consulting fees to our former management team. We expect to continue to incur reorganization expenses through the remainder of 2007 and in fiscal 2008.

In the three months ended July 31, 2006, we recorded an impairment charge of $8.1 million related to goodwill and fixed assets at our Joytech subsidiary, our manufacturer and distributor of video game accessories, which operates within our publishing segment. The impairment charges reflected a decline in the fair value of Joytech’s business resulting from continued competition and a decline in the price and sales volume of current generation accessories due to weaker market conditions and the ongoing transition to next generation hardware platforms. The additional impairment charges of $0.4 million were due to the write-off of fixed assets related to a development studio closing.

Provision (benefit) for income taxes.   For the three months ended July 31, 2007, income tax expense was $2.2 million, primarily attributable to foreign jurisdictions, compared to income tax expense of $45.6 million in the third quarter of 2006 primarily attributable to the recording of a valuation allowance against deferred tax assets. We did not record an income tax benefit on our pre-tax loss in 2007 and 2006 due to uncertainty regarding the realization of our deferred tax assets, primarily those attributable to net operating loss carryforwards. As a result, we increased our valuation allowance by approximately $13.5 million and $59.5 million in the three months ended July 31, 2007 and 2006, respectively. Our effective tax rate differed from the federal, state and foreign statutory rates primarily due to the recording of valuation allowances.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and loss per share.   For the three months ended July 31, 2007, net loss was $58.5 million, compared to $91.4 million in the 2006 period. Net loss per share for the three months ended July 31, 2007 was $0.81 compared to $1.29 for the three months ended July 31, 2006.  Weighted average shares outstanding were relatively flat compared to the prior period and did not have a significant impact on our loss per share.

Nine Months ended July 31, 2007 compared to July 31, 2006

Publishing

						%
					Increase/	Increase/
(thousands of dollars)	2007	%	2006	%	(decrease)	(decrease)
Net revenue	$472,756	100.0%	$550,497	100.0%	$(77,741)	(14.1)%
Product costs	179,364	37.9%	206,947	37.6%	(27,583)	(13.3)%
Software development costs and royalties	93,790	19.8%	159,373	29.0%	(65,583)	(41.2)%
Internal royalties	17,890	3.8%	30,556	5.6%	(12,666)	(41.5)%
Licenses	43,126	9.1%	43,751	7.9%	(625)	(1.4)%
Cost of goods sold	334,170	70.7%	440,627	80.0%	(106,457)	(24.2)%
Gross profit	$138,586	29.3%	$109,870	20.0%	$28,716	26.1%

Sales of The Elder Scrolls IV: Oblivion for Xbox 360 and PC, which we released in the second quarter of 2006, accounted for approximately $71.8 million of the decrease in our net revenue in 2007. In addition, sales of titles from our Grand Theft Auto franchise were $51.0 million higher in the 2006 period, as a result of strong sales of Grand Theft Auto: Liberty City Stories for PSP and PS2. Partially offsetting the decrease were the strong sales of our sports titles (Major League Baseball 2K7, NBA 2K7, NHL 2K7, and College Hoops 2K7), which sold an additional $24.2 million compared to their respective predecessor titles in the prior year due to additional units and higher average price points for PS3 titles compared to the PS2.

Software sales on the Xbox 360 and PC declined $30.7 million or 21.9% and $47.8 million or 48.5%, respectively, again reflecting the strong sales of The Elder Scrolls IV: Oblivion in the 2006 period. Although consumer demand for the PS3 system has not increased as quickly as anticipated, these sales accounted for $57.1 million or 12.1% of our net publishing revenue in the 2007 period. Nintendo’s Wii system has sold at a stronger than expected rate in 2007; Wii software sales accounted for $10.2 million of our net publishing revenue in the 2007 period. We are continuing to invest resources in developing Wii software and expect more titles to be released for this platform in the fourth quarter of 2007 and fiscal 2008. Sales on the PSP system have decreased $19.2 million, primarily due to the strong sales of Grand Theft Auto: Liberty City Stories in the 2006 period. Sales on the PS2 and Xbox system have decreased $16.1 million and $24.1 million, respectively, due to the continuing hardware transition and increased availability of the PS3 and Xbox 360. We have also continued to reduce pricing on software titles for the PS2 and Xbox platforms as the next generation hardware installed base grows.

Product costs as a percentage of net revenue remained relatively consistent compared to the prior period. Above average external royalty costs for The Elder Scrolls IV: Oblivion and approximately $18.5 million of impairment charges for unreleased titles contributed to the unusually high software development costs in the 2006 period. In the 2007 period, we were able to realize a significant increase in our gross profit margin of our sports products, particularly Major League Baseball 2K7, NBA 2K7 and College Hoops 2K7, which had significantly higher revenues than their predecessor games on a comparable amount of software development costs. Internal royalty expense was also lower as a percentage of net revenue as a result of fewer Rockstar titles being released in the current period. Offsetting the lower software development costs and internal royalties was slightly higher license expense as a percentage of net revenue, as a result of more licensed titles released in the current period including Fantastic Four: Rise of the Silver Surfer, All-Pro Football 2K8, Ghost Rider and The Darkness compared to the prior period releases of The Da Vinci Code, Torino 2006 and 24: The Game. The increase was partially offset by lower licensing costs as a percentage of net revenue for our sports titles, particularly for our baseball titles where we have a greater number of products planned for release than in the prior year. We expect to realize increasing margins toward the end of fiscal 2007 and into fiscal 2008 with the release of internally developed, wholly-owned titles such as BioShock, Grand Theft Auto IV and Midnight Club: Los Angeles.

Revenue earned from licensing our intellectual property to third parties increased to $21.4 million in the nine months ended July 31, 2007 from $8.0 million in 2006, primarily related to our January 2007 release of Grand Theft Auto: San Andreas for the PS2 and the July 2007 release of Grand Theft Auto: Liberty City Stories for the PSP and PS2 in Japan. We recognize substantially higher gross profit margins on revenue earned in connection with licensing our products.

Revenue earned outside of North America accounted for approximately $162.3 million in the nine months ended July 31, 2007 compared to $234.7 million in 2006. The year-over-year decrease was primarily attributable to strong sales of The Elder Scrolls IV: Oblivion and Grand Theft Auto: Liberty City Stories in the prior period. Foreign exchange rates benefited revenue by approximately $13.8 million in the nine months ended July 31, 2007.

Distribution

						%
					Increase/	Increase/
(thousands of dollars)	2007	%	2006	%	(decrease)	(decrease)
Net revenue	$216,435	100.0%	$220,787	100.0%	$(4,352)	(2.0)%
Cost of goods sold	197,916	91.4%	200,092	90.6%	(2,176)	(1.1)%
Gross profit	$18,519	8.6%	$20,695	9.4%	$(2,176)	(10.5)%

Distribution revenue associated with software sales on previous generation platforms decreased $10.4 million in 2007 as a result of the continued decline in sales volume and average selling price of value and frontline software titles as the gaming industry transitions to next generation platforms.  We also continue to see increased competition in the value software market. In addition, we experienced a decline in sales of our PC products of $7.4 million or 18.6%. The decrease in net revenue was partially offset by an increase in next generation software sales of $13.2 million, which were sold at higher price points than their predecessor products. We expect to see increases in sales for next generation platforms as the installed base of the hardware continually grows through the transition period. The decrease in gross profit margin in 2007 mainly reflects reduced sales and margins of PC products.

Operating Expenses

						%
		% of net		% of net	Increase/	Increase/
(thousands of dollars)	2007	revenue	2006	revenue	(decrease)	(decrease)
Selling and marketing	$98,406	14.3%	$101,423	13.1%	$(3,017)	(3.0)%
General and administrative	113,788	16.5%	116,276	15.1%	(2,488)	(2.1)%
Research and development	37,296	5.4%	51,212	6.6%	(13,916)	(27.2)%
Business reorganization and related	16,062	2.3%	—	0.0%	16,062	N/M
Impairment of long-lived assets	—	0.0%	14,778	1.9%	(14,778)	N/M
Depreciation and amortization	20,743	3.0%	19,778	2.6%	965	4.9%
Total operating expenses(1)	$286,295	41.5%	$303,467	39.3%	$(17,172)	(5.7)%

(1)          Includes stock-based compensation expense, which was allocated as follows:

Selling and marketing	$879	$942
General and administrative	4,424	10,064
Research and development	2,978	3,413
Business reorganization and related	2,065	—

We spent $2.4 million less in marketing at the annual E3 trade show event in 2007 as a result of the industry wide downsizing of the event compared to past years. In addition, the 2006 period reflects selling and marketing expense related to the Xbox 360 release of NBA 2K6 and NHL 2K6 in the first quarter of 2006. We released NBA 2K7 and NHL 2K7 for the Xbox 360 in the fourth quarter of 2006 and as a result, the nine months ended July 31, 2007 does not contain a comparable amount of selling and marketing expense.

General and administrative expenses decreased due to lower stock-based compensation expense, which reflects cost savings associated with the departure of our former management team. In addition, the 2006 period reflects additional stock compensation expense that was recorded as a result of our stock options investigation. We also achieved cost savings of approximately $2.9 million in the nine months ended July 31, 2007, resulting from our 2006 studio closures. The 2006 period also includes $1.7 million of studio closure costs (severance and lease termination) and $0.9 million related to the relocation of our international publishing headquarters to Geneva, Switzerland. Higher salaries and related expenses of $4.8 million in our European territories in the 2007 period and higher professional fees associated with regulatory matters of approximately $2.9 million offset the decrease in our 2007 general and administrative expenses.

General and administrative expenses for the nine months ended July 31, 2007 and 2006 also include occupancy expenses (primarily rent, utilities and office expenses) of $11.4 million and $11.9 million, respectively, related to our development studios.

For the nine months ended July 31, 2006, we recorded approximately $3.3 million of severance expense in research and development resulting from studio closures. The 2006 studio closures resulted in a reduced number of development personnel and cost savings of approximately $4.3 million in the nine months ended July 31, 2007. In addition, we realized higher software capitalization rates as a result of increased development work in progress for next generation consoles.

Business reorganization and related expenses include employee termination costs of $9.6 million, primarily as a result of severance for former management and consolidating our international operations. We recorded lease termination costs of $2.1 million related to our relocation of our 2K headquarters to California. In total, we spent $4.3 million on professional fees related to the replacement of prior management and the election of five new directors to our Board of Directors at our annual stockholders’ meeting (rather than the six incumbent directors nominated and recommended by our incumbent Board of Directors), $2.0 million of which was investment banking fees incurred by prior management to consider the possibility of presenting alternative proposals to our stockholders, including a potential sale of the Company. We expect to continue to incur reorganization expenses through the remainder of 2007 and in fiscal 2008.

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

Provision (benefit) for income taxes.   Income tax expense was $4.8 million, primarily attributable to foreign jurisdictions, for the nine months ended July 31, 2007 as compared to income tax benefit of $0.6 million in the nine months ended July 31, 2006. We did not record an income tax benefit on our pre-tax loss in 2007 and 2006 due to uncertainty regarding the realization of our deferred tax assets, primarily those attributable to net operating loss carryforwards. As a result, we increased our valuation allowance by approximately $38.8 million and $59.5 million in the nine months ended July 31, 2007 and July 31, 2006, respectively. Our effective tax rate differed from the federal, state and foreign statutory rates primarily due to the recording of valuation allowances.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and loss per share.   For the nine months ended July 31, 2007, net loss was $131.3 million, compared to $170.9 million in the 2006 period. Net loss per share for the nine months ended July 31, 2007 was $1.83, compared to $2.41 in the 2006 period. Weighted average shares outstanding were relatively flat compared to the prior period and did not have a significant impact on our loss per share.

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

On July 3, 2007, we entered into a credit agreement with Wells Fargo Foothill, Inc. (the “Credit Agreement”), which provides for a revolving credit facility (inclusive of a swingline facility) in an amount equal to the lesser of (a) the aggregate principal amount of $100.0 million and (b) the borrowing base (the “Credit Facility”). The agreement allows borrowings up to the sum of 85% of eligible accounts receivable (net of certain reserves), plus 65% of eligible inventory (net of certain reserves), plus $25.0 million. The

Credit Facility is secured by substantially all of our U.S. based assets and the equity of our domestically incorporated subsidiaries. Revolving loans under the Credit Agreement will bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (9.25% at July 31, 2007), or (b) 1.75% to 2.25% above the LIBOR Rate (7.61% at July 31, 2007), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a fee of 0.375% of the unused loan balance. The Credit Facility matures on July 3, 2012. As of July 31, 2007, we borrowed $11 million and had $89 million available for borrowings under the line of credit.

The Credit Agreement contains customary restrictions and remedies for events of default. Beginning in November 2007, the Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations (including available borrowings under the Credit Facility) falls below $30.0 million, based on a 30-day average. As of July 31, 2007, the Company was in compliance with all covenants and requirements outlined in the Credit Agreement.

As of July 31, 2007 and October 31, 2006, amounts due from our five largest customers comprised approximately 58.3% and 45.4%, respectively, of our gross accounts receivable balance with our significant customers (those that individually comprise more than 10% of our gross accounts receivable balance) accounting for 48.5% and 36.4% of such balance at July 31, 2007 and October 31, 2006, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

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

We have approximately $65 million of license and marketing commitments due within one year and approximately $305 million of such commitments over the next six years. We entered into significant long-term agreements, primarily with major sports leagues and players’ associations, for intellectual properties including trademarks, player likenesses and player stats for use in the publishing, marketing and distribution of certain of our software titles. We acquired non-exclusive licenses for National Basketball Association (“NBA”) and National Hockey League (“NHL”) themed titles, and a third-party exclusive license for Major League Baseball (“MLB”) themed titles. For certain of these agreements, in addition to the license and marketing commitments, we are subject to certain penalties based on minimum product requirements and release schedules. We also occasionally enter into agreements to license, publish, market and distribute titles based on major motion pictures and other popular entertainment properties such as Fantastic Four: Rise of the Silver Surfer, Ghost Rider, The Da Vinci Code and Charlie and the Chocolate Factory. Generally our licensing agreements require significant cash commitments by us, including, in some cases, marketing commitments in support of these titles.

We have approximately $49 million of commitments and contingent consideration with several third-party software development studios and our internally owned (acquired) studios expiring at various times through 2009. The commitments with third-party developers require us to make advance payments to such developers, which we later have the ability to recover as pre-agreed sales thresholds are met. Our contingent considerations for internally owned (acquired) studios require us to make payments based on passage of time, release of certain titles and other pre-agreed sales thresholds. In addition, we have operating lease commitments, primarily for office space, which total nearly $89 million over the next seven years and generally range between $13 million and $17 million per year.

We believe that our current cash and cash equivalents and projected cash flow from operations, along with our availability under the Credit Agreement, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next twelve months. In addition, management believes it has the ability, if necessary, to implement further restructuring activities that would substantially reduce personnel and personnel-related costs, reduce capital expenditures, reduce research and development expenditures and/or reduce selling and marketing expenditures. Management also believes it has the ability to obtain additional financing, if necessary.

Our changes in cash and cash equivalents are as follows:

	July 31,
(thousands of dollars)	2007	2006
Cash (used for) provided by operating activities	$(72,755)	$84,362
Cash (used for) investing activities	(17,611)	(18,791)
Cash provided by financing activities	14,737	2,950
Effects of exchange rates on cash and cash equivalents	4,774	3,414
Net (decrease) increase in cash and cash equivalents	$(70,855)	$71,935

We ended the third quarter of 2007 with $61.6 million of cash and cash equivalents compared to $132.5 million as of October 31, 2006. Our decrease in cash and cash equivalents from October 31, 2006 is primarily a result of cash used for operating activities. In 2007, our net loss was partially offset by non-cash expenses and a decrease in working capital, reflecting seasonality in our business as we collected on sales and accounts receivable from the 2006 holiday season. Increased software development costs and licenses reduced cash flow from operating activities as we continued to prepare for the release of BioShock in the fourth fiscal quarter of 2007 as well as Grand Theft Auto IV and Midnight Club: Los Angeles in fiscal 2008. We also reduced inventory and accounts payable balances, mainly due to the seasonality in our business.

Our cash flow from operations was also uniquely impacted by payments for professional fees related to our stock option investigation and reorganization initiatives. In the nine months ended July 31, 2007, we paid approximately $13.0 million in professional fees related to such matters. In addition, we used $12.7 million of cash in the first nine months of 2007 for our business reorganization initiatives, mainly severance, lease termination and professional fees related to our change in senior executive management and consolidating our international and 2K operations. We expect to incur further cash obligations in 2007 and 2008 as we continue to take actions to improve our cost structure.

Cash used in investing activities consisted primarily of capital expenditures in the 2007 period, which decreased compared to the prior period. Purchases of fixed assets reflect the continuous investment in programming and development equipment, high-definition monitors and leasehold improvements at certain of our studios.

Cash provided by financing activities reflects the cash received from our line of credit of $11.0 million and the exercise of stock options in 2007, which was higher than the amount received in the 2006 period as a result of a higher average stock price in the 2007 period. The cash receipts were offset by cash paid for debt issuance costs in connection with our new Credit Agreement in the third quarter of 2007.

Cash and cash equivalents increased $4.8 million in the 2007 period as a result of foreign currency exchange translation.

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

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia and Asia. For the nine months ended July 31, 2007 and 2006, approximately 30.1% and 39.0%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. As a result of the new Credit Agreement entered into during July 2007, we had a balance of $11.0 million outstanding as of July 31, 2007. This agreement is based on variable interest rates and bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (9.25% at July 31, 2007), or (b) 1.75% to 2.25% above the LIBOR Rate (7.61% at July 31, 2007), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense. For instance, if the LIBOR rate were to increase or decrease one percentage point (1.0%), our expected annual interest expense would change by approximately $0.1 million based on our outstanding balance as of July 31, 2007.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders’ equity. For the nine months ended July 31, 2007, our foreign currency translation adjustment gain was approximately $10.3 million. The foreign exchange transaction gain recognized in our statement of operations for the nine months ended July 31, 2007 was $0.4 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2007, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Except as noted below, there were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our 2006 Form 10-K. A full discussion of our pending legal proceedings is also contained in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements” of this Report.

On August 9, 2007, we received a “Wells” call from the Staff of the Division of Enforcement (the “Staff”) of the SEC during which the Staff informed us that it intends to seek authority from the SEC to file charges in connection with its investigation, and that it also intends to seek authority from the SEC to seek a civil monetary penalty. The Staff informed us that we could make a submission to the SEC and the Staff that we thought appropriate (a “Wells” submission). The Staff informed the Company that it would consider the content of the Wells submission and provide the submission to the SEC before the SEC ultimately makes a decision on whether to charge or penalize the Company. We continue to cooperate with the Staff and continue to expect to resolve this investigation by means of a settlement rather than a contested litigation of charges, and believe that the “Wells” call represents a significant step forward towards that resolution.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2006 other than the following.

We have experienced significant turnover in our Board and executive management and have a new business development plan.

During the second quarter of 2007, five new members were elected to our Board, our Board elected a new Chairman and Chief Executive Officer and appointed a sixth new member to our Board, and we engaged ZelnickMedia to provide us with executive management services. The Board and ZelnickMedia have begun, and plan to continue, to reorganize our executive management team and our business. It is not yet possible to accurately assess how effective our new management team will be, whether they will be able to accomplish the objectives of our new business development plan or whether our business reorganization plan, if successful, will be of significant benefit to us and our financial performance. In addition, the success of our new business development plan depends in part on events and circumstances that are beyond our control, including general economic conditions, consumer demand for our products, and other factors affecting our industry. The changes that are part of our reorganization may be disruptive to our business and operations and may slow our progress toward our objectives.

We may need to raise additional capital if we continue to incur losses.

We incurred significant losses in the year ended October 31, 2006 and in the nine months ended July 31, 2007, and we may incur future losses. If losses continue we may be required to raise additional capital in order to fund our operations. We could seek to raise capital in a number of ways, including through the issuance of debt or equity, or through other financing arrangements. If we are able to borrow funds and do so, we likely will be obligated to make periodic interest or other debt service payments, and the terms of this debt may impose significant restrictions on our ability to operate our business. If we seek financing through the sale of equity securities, our current stockholders will suffer dilution in their percentage ownership of common stock. We cannot be certain as to our ability to raise additional capital in the future or under what terms capital would be available. If we need to raise capital and are not successful in doing so, we will have to consider other options that may include, but not be limited to, a reduction in our expenditures for internal and external new product development, reductions in overhead expenses, and sales of intellectual property and other assets. These actions, should they become necessary, will likely result in a reduction in the size of our operations and could materially affect the prospects of our business.

Charges against our former Chairman and CEO and other former employees may result in significant costs to us and management distraction, and may result in additional proceedings against us and former officers or directors.

The investigation conducted by the New York County District Attorney’s office resulted in the Company’s former Chairman and Chief Executive Officer, Ryan A. Brant, pleading guilty to two felony counts relating to our historical stock option grant practices during Mr. Brant’s tenure with the Company, and the SEC instituted a civil action against him. Further, in connection with the District Attorney’s investigation, it has been reported that the Company’s former General Counsel, Ken Selterman, and the Company’s former Controller, Patti Tay, have also been convicted of crimes relating to their conduct during their employment with the Company. These former corporate officers and employees’ convictions may lead to further investigations and proceedings (civil and criminal) against the Company and other former officers and directors of the Company, as well as further shareholder derivative actions and other litigation relating to our stock option granting practices. Governmental or regulatory actions against other former officers, directors or employees may have a similar impact.

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

Several derivative complaints and a class action complaint have been filed in state and federal courts against certain of our current and former directors and certain of our former executive officers pertaining to, among other things, allegations relating to stock option grants. In addition, we have responded to the previously disclosed subpoenas and informal requests for documents and additional information from these agencies. We intend to continue to fully cooperate with these investigations. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock compensation practices. The resolution of these matters will be time consuming, expensive, and will distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages, fines or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

Item 6. Exhibits

Exhibits:
10.1	Confidential License Agreement for the Wii Console dated August 20, 2007, between Nintendo of America Inc. and the Company.*
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Registrant)
Date: September 10, 2007	By:	/s/ Benjamin Feder
Benjamin Feder
Chief Executive Officer
(Principal Executive Officer)
Date: September 10, 2007	By:	/s/ Lainie Goldstein
Lainie Goldstein
Chief Financial and Accounting Officer
(Principal Financial Officer)