Form 10-K
period 2007-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2007-12-20
CIK 946581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2007
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

0-29230
(Commission File No.)

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0350842 (I.R.S. Employer Identification No.)
622 Broadway, New York, New York (Address of principal executive offices)	10012 (zip code)

Registrant's telephone number, including area code: (646) 536-2842

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $1,418,331,000.

As of December 14, 2007, there were 74,331,258 shares of the Registrant's common stock outstanding.

Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "may," "anticipates," "estimates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in "Risk Factors". Unless otherwise stated, references in this Form 10-K to a particular year or quarter refer to our fiscal year ended October 31 or to the associated quarter of that fiscal year. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1.    Business

General

We are a global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment consists of our Rockstar Games, 2K Games, 2K Sports and 2K Play publishing labels. We develop, market and publish software titles for the leading gaming and entertainment hardware platforms, including Sony's PLAYSTATION®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems; Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") and Xbox® ("Xbox") video game and entertainment systems; Nintendo's Wii™ ("Wii"), GameCube™, DS™ ("DS") and Game Boy® Advance ("GBA"); and for the PC and Games for Windows®. Our distribution segment, which includes our Jack of All Games subsidiary, distributes our products as well as software, hardware and accessories produced by others to retail outlets in North America. We have pursued a strategy of capitalizing on the widespread market acceptance of interactive entertainment, as well as the growing popularity of innovative action, sports and strategy games that appeal to the expanding demographic of video game players.

Expanding gamer demographics have driven demand for interactive entertainment software in recent years, with video games becoming a mainstream entertainment choice for a maturing, sophisticated audience. According to the Entertainment Software Association, U.S. computer and video game software sales grew six percent in 2006 to $7.4 billion—almost tripling industry software sales since 1996. At least half of all Americans claim to play PC and video games, with an estimated 67% of heads of households playing games. The average game player is 33 years old and has been playing for nearly 12 years. The International Development Group, a consulting and market research firm, estimates that sales of PC, console and handheld games (excluding wireless applications) will be $8.5 billion in 2007 in North America and estimates that such sales will reach $9.4 billion in 2008.

The video game industry is cyclical and the installed base of hardware platforms has historically had a significant effect on the demand for gaming software. The prior-generation of console platforms includes the PS2, Xbox and GameCube ("prior-generation") and the next-generation of console platforms includes the PS3, Xbox 360 and Wii ("next-generation"). In 2007, demand for prior-generation gaming software began to diminish as consumers continued to upgrade to the latest generation of hardware platforms. Additionally, the introduction of new hardware platforms has, in many cases, been characterized by delays in launch dates or reductions in launch quantities or both. Each of these circumstances had a significant financial impact on us. In addition, these next-generation consoles are more complex than their predecessors, and in some cases contain multi-processor technology, new and unique game controllers, online gameplay functionality and high definition video capabilities, which in turn require video game developers to create games that are progressively more elaborate and costly to develop.

Transition periods also mark a shift in the software development process for next-generation gaming systems. During console transition periods, software publishers and developers often devote significant resources to producing next-generation software products for new gaming consoles, which have a limited installed hardware base. As a result, next-generation software products often start out selling at relatively low unit volumes and the time required for software publishers to recognize a return on their investment is increased. Information concerning the global installed base for prior-generation, next-generation and handheld platforms for 2004 through 2011 is as follows:

Global Installed Base of Hardware Platforms (millions of units)	2004	2005	2006	2007E	2008E	2009E	2010E	2011E
Prior-generation	83	100	135	143	104	106	106	106
Next-generation	—	1	11	41	76	109	137	164
Handheld	44	63	120	156	185	144	179	214

Source: International Development Group

We were incorporated under the laws of the State of Delaware in 1993 and are headquartered in New York, New York with approximately 1,900 employees globally. Our telephone number is (646) 536-2842 and our Internet address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission available, free of charge, on our website under the caption "Corporate—Corporate Overview—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. You may also obtain copies of our reports without charge by writing to:

Take-Two Interactive Software, Inc.
622 Broadway
New York, NY 10012
Attn: Investor Relations

You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an Internet website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC's Internet website is www.sec.gov.

Strategy

Overview.    Our strategy is to capitalize on the growth of the interactive entertainment market, particularly the expanding demographics of video game players, through a focus on creating premium quality games and successful franchises for which we can create sequels. We have established a portfolio of successful proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, strategy, role-playing, sports, racing, music, party and puzzle. We believe that our commitment to creativity and innovation is a distinguishing strength, allowing us to differentiate many of our products in the marketplace by combining advanced technology with compelling story lines and characters to provide unique gameplay experiences for consumers. We have created, licensed and acquired a group of highly recognizable brands to match the variety of consumer demographics we aspire to serve, ranging from adults to children and hard-core game enthusiasts to casual gamers.

Support Multiple Labels to Target Distinct Market Segments.    We publish our titles under four separate labels: Rockstar Games, 2K Games, 2K Sports and 2K Play, with each label focused on distinct product genres and target demographics. We expect Rockstar Games, the publisher of our blockbuster Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category by leveraging our existing titles as well as developing new brands. We also anticipate that 2K Games, the publisher of the critically acclaimed BioShock title and Civilization series, will continue to develop new and successful franchises in the future. Our 2K Sports label, which publishes the Major League Baseball 2K, NBA 2K, NHL 2K and College Hoops 2K series, is intended to provide more consistent year over year revenue streams because we publish these titles on an annual basis. Our recently launched 2K Play label, publisher of our successful Carnival Games title, is focused on the growing casual and family gaming market, and we recently entered into a licensing agreement with Nickelodeon to publish games based on top rated Nick Jr. preschool television properties, including Dora the Explorer and Go, Diego, Go!.

Maximize Product Selection and Development.    Our primary strategy is to publish a select number of high quality titles based on internally owned and developed intellectual property, which tends to offer higher margins than licensed products. We currently have over 15 proprietary brands which we expect to leverage in the future. In addition, we will selectively develop titles based on licensed properties, including sports, and also publish externally developed titles. We have recently implemented a product investment review process to evaluate potential titles for investment, to review existing titles in development, and to review titles after their release to assess product performance. We apply this process to all of our products, whether externally or internally developed. The product investment review process includes in-depth reviews of each project at various stages of development by our executive management team and senior management of our publishing labels, and includes coordination between our sales and marketing personnel before the launch of the title. This disciplined approach to product investment is expected to enhance the competitiveness and profitability of our titles.

We develop our products using a combination of our internal development resources and external development resources acting under contract with us. We typically select our external developers based on their track record and expertise in producing products in the same category. One developer will often produce the same game for multiple platforms and will produce sequels to the original game. We believe that selecting and using development resources in this manner allows us to leverage the particular expertise of our internal and external development resources, which we believe adds to the quality of our products.

Diversify Revenue by Title, Genre, Platform, and Target Demographic.    We believe the diversification of our product mix will reduce our operating risks and increase our revenue. We expect to continue to increase revenue in our sports business and offer a wider variety of titles for an expanded group of customers through the recent launch of our 2K Play label, focused on family and casual games. We are also increasingly offering our titles on additional hardware platforms to take advantage of the increasing installed base of these platforms, including the Xbox 360, PlayStation 3, Wii, PlayStation Portable, Nintendo DS and PC.

Improve Financial Performance.    We are seeking to return to profitability in fiscal 2008 through a combination of our company-wide cost reduction program, the introduction of a greater number of internally owned and developed titles, the reduction of legal expenses and professional fees as we resolve our outstanding regulatory and litigation issues, and the enhanced financial performance of our distribution business. We expect to improve financial performance in our sports business through a combination of higher average retail price points as more of our titles are sold on next-generation platforms, increased unit sales, and the introduction of new titles, including proprietary, non-licensed sports titles. We also expect to expand our low cost development capabilities in Asia.

Leverage Emerging Technologies.    The technological advances in our industry are leading to new revenue streams which we are seeking to capitalize on. We see opportunities in a variety of areas, including episodic content, in-game advertising, micro-transactions and networked gameplay. We plan to release episodic content for Grand Theft Auto IV on Xbox Live in fiscal 2008. We are currently including advertising in many of our sports titles. We also plan to pursue opportunities that exist for networked gameplay, particularly for our wholly-owned franchises, as well as micro-transactions, where gamers can pay to download additional content to enhance their game playing experience.

Expand International Business.    The global market for interactive entertainment continues to grow, and we seek to increase our presence internationally, particularly in Asia, Eastern Europe and Latin America. We typically distribute our products in Asia through license and royalty agreements with local publishers. While we retain title to all intellectual property, local publishers are responsible for localization of software content, distribution and marketing of the products in their respective local markets. We intend to build upon these relationships and establish new relationships to expand our international business.

Our Publishing and Software Development Businesses

The interactive software that we develop and publish is broken down into two major categories: 1) games developed by our internal development studios, and 2) games that we publish with, or market and distribute on behalf of, third party developers.

We have internal development studios located in the United States, Canada, United Kingdom, France, Australia and China. As of October 31, 2007, we had a research and development staff of 1,178 employees with the technical capabilities to develop software titles for all major prior and next-generation consoles, handheld hardware platforms and PCs in several languages and territories.

Agreements with third party developers generally give us exclusive publishing and marketing rights and require us to make advance royalty payments, pay royalties based on product sales and satisfy other conditions. Royalty advances for software titles are typically recoupable against royalties otherwise due to developers. Our agreements with third party developers generally provide us with the right to monitor development efforts and to cease making advance payments if specified development milestones are not satisfied. We also regularly monitor the level of advances in light of expected sales for the related titles.

The development cycle for our titles generally ranges from 12 to more than 24 months. Although we often simultaneously develop our software for multiple platforms, in certain cases it can take nine to 12 months to adapt a product for additional hardware platforms after initial development for one platform is completed. The cost to develop a front-line software product generally ranges from $5 million to $20 million. We expect that development costs and time will continue to increase for next-generation platforms.

Rockstar Games.    Software titles published by our Rockstar Games label are primarily internally developed. Rockstar Games is the publisher of our blockbuster Grand Theft Auto® franchise and is focused on creating premium content and groundbreaking entertainment. We believe that Rockstar has established a uniquely original popular culture phenomenon with its Grand Theft Auto series and we have taken advantage of its success by developing new proprietary brands as well as sequels to our existing titles. For the years ended October 31, 2007, 2006 and 2005, our Grand Theft Auto titles accounted for 13.1%, 22.4% and 38.2% of our total net revenue, respectively. No other products accounted for more than 10% of our revenue for the year ended October 31, 2007. Rockstar is also well known for developing titles in multiple genres, such as Midnight Club, Max Payne, Manhunt, Rockstar Games Presents Table Tennis, The Warriors, Red Dead Revolver and Bully.

We expect our next iteration in the Grand Theft Auto series, Grand Theft Auto IV, to be released on the Xbox 360 and PS3 platforms in the second quarter of fiscal 2008. In addition, Rockstar and Microsoft announced an agreement whereby Rockstar will publish episodic content for Grand Theft Auto IV exclusively on Xbox Live®, Microsoft's online entertainment and gaming network. The digitally delivered episodic content will be available for purchase by Xbox Live subscribers, allowing them to expand their Grand Theft Auto IV gameplay experience. We believe that online delivery of episodic content will continue to become more prevalent as broadband connectivity gains popularity and digital delivery platforms such as Xbox Live, PlayStation Network and Valve's Steam gain additional customers.

2K Games.    Most of our third party developed titles are published by our 2K Games label. 2K Games has actively secured rights to publish popular entertainment properties, including The Elder Scrolls IV: Oblivion,

The Darkness, Ghost Rider and Fantastic Four: Rise of the Silver Surfer. While many of our 2K Games titles are developed by third party developers, we also develop software titles for our 2K Games label through our internal development studios, such as Sid Meier's Railroads!, Sid Meier's Pirates!, and the critically acclaimed, multi-million unit selling BioShock and Civilization franchises.

2K Sports.    We develop most of our 2K Sports software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series, NHL 2K series, College Hoops 2K series and our Top Spin tennis series. Since its formation, our 2K Sports label has been actively securing major sports league licenses including long-term, third party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media.

2K Play.    Our 2K Play label focuses on developing and publishing titles for the growing market for casual and family-friendly games. While the majority of our 2K Play titles are developed by third party developers, we have also developed software titles for our 2K Play label internally, such as Carnival Games and the Deal or No Deal series. As part of our 2K Play initiative, we also announced an expansive new handheld and console video game licensing agreement with Nickelodeon, a partnership involving top-rated properties including Nick Jr. preschool television hits, Dora the Explorer and Go, Diego, Go!.

Our Distribution Business

Through our distribution business, which primarily operates in North America and includes our Jack of All Games subsidiary, we supply retailers with our internally developed products as well as software, hardware and accessories produced by others. We distribute third party console, handheld and PC products, consisting principally of newly released and popular software titles, budget and catalog software titles, hardware and accessories.

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

Intellectual Property

Our business is significantly dependent on the creation, acquisition, licensing and protection of intellectual property. Some of the intellectual property rights we have created and acquired for our portfolio of brands are: Grand Theft Auto, Midnight Club, Bully, Rockstar Games Presents Table Tennis, Sid Meier's Civilization, Sid Meier's Railroads!, Sid Meier's Pirates, The Darkness, Manhunt, Red Dead Revolver, Max Payne, Smuggler's Run, Spec Ops, BioShock, Top Spin, The Bigs, All-Pro Football, Carnival Games, Railroad Tycoon and X-Com. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Although we generally do not hold any patents, we obtain trademark and copyright registrations for many of our products.

We also enter into content license agreements, such as those with sports leagues and players associations, movie studios and performing talent, music labels and musicians. These licenses are typically limited to use of the licensed rights in products for specific time periods. In addition, our products that play on game consoles and handhelds include technology that is owned by the console manufacturer and licensed non-exclusively to us for use. While we may have renewal rights for some licenses, our business and our ability to develop many of our products is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights at reasonable rates.

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

As the amount of interactive entertainment software in the market increases and the functionality of this software further overlaps, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes the copyrights or patents of others. From time to time, we receive notices from third parties or are named in lawsuits by third parties alleging infringement of their proprietary rights. Although we believe that our titles and the titles and technologies of third party developers and publishers with whom we have contractual relationships do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others may occur. Any claims of infringement, with or without merit, could be time consuming, costly and difficult to defend. See "Item 1A.—Risk Factors."

Arrangements with Platform Manufacturers

We have entered into license agreements with Sony, Microsoft and Nintendo to develop and publish software in North America, Europe and Australia. We are not required to obtain any licenses to develop titles for the PC.

Sony.    Under the terms of the license agreements that we have entered into, or will enter into, with Sony Computer Entertainment, Inc., Sony granted us the right and license to develop, market, publish and distribute software titles for the PS3, PS2 and PSP hardware platforms. The agreements require us to submit products to Sony for approval and for us to make royalty payments to Sony based on the number of units manufactured. In addition, products for the PS3, PS2 and PSP are required to be manufactured by Sony approved manufacturers.

Microsoft.    Under the terms of the license agreements that we have entered into with Microsoft Corporation and its affiliates, Microsoft granted us the right and license to develop, market, publish and distribute software titles for the Xbox 360 and Xbox. The agreements require us to submit products to Microsoft for approval and for us to make royalty payments to Microsoft based on the number of units manufactured. In addition, products for the Xbox 360 and Xbox are required to be manufactured by Microsoft approved manufacturers.

We expect to launch Grand Theft Auto IV on the Xbox 360 and PlayStation 3 platforms in the second quarter of fiscal 2008. In addition, we expect that our Rockstar subsidiary will offer exclusive episodic content for Grand Theft Auto IV on Xbox Live®, Microsoft's online entertainment and gaming network. The digitally delivered episodic content will be available for purchase by Xbox Live subscribers, allowing them to expand their Grand Theft Auto IV gameplay experience.

Nintendo.    Under the terms of the license agreements that we have entered into with Nintendo Co., Ltd. and its affiliates, Nintendo granted us the right and license to develop, market, publish and distribute software for Nintendo's Wii, GameCube, DS and GBA. The agreements require us to submit products to Nintendo for approval and for us to make royalty payments to Nintendo based on the number of units manufactured. In addition, products for such platforms are required to be manufactured by Nintendo approved manufacturers.

Manufacturing

Sony, Nintendo and Microsoft are the sole manufacturers, or control selection of manufacturers, of software products sold for use on their respective hardware platforms. We place a purchase order for the manufacture of our products with Sony, Nintendo or Microsoft utilizing our payment terms with the manufacturer and then send software code and a prototype of the product to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs for approval, defect testing and manufacture. Games are generally shipped within two weeks of receipt of our manufacturing order.

Production of PC software is performed by third party vendors in accordance with our specifications and includes CD-ROM pressing, assembly of components, printing of packaging and user manuals and shipping of finished goods. We send software code and a prototype of a title, together with related artwork, user instructions, warranty information, brochures and packaging designs to the manufacturers. Games are generally shipped within two weeks of receipt of our manufacturing order.

We occasionally experience difficulties or delays in the manufacture of our titles; however such delays have not significantly harmed our business to date. We have not experienced material delays due to manufacturing defects. Our software titles typically carry a 90-day limited warranty.

Sales

We sell software titles to retail outlets in North America and Europe through direct relationships with large retail customers and third party distributors. Our customers in North America include leading mass merchandisers, such as Wal-Mart; specialty retailers, such as GameStop; video stores, such as Blockbuster; electronics stores, such as Best Buy and Circuit City; toy stores, such as Toys "R" Us; national and regional drug stores; and supermarket and discount store chains. Our European customers include Carrefour, Dixons, Karstadt, and Media Saturn. We have sales operations in Australia, Austria, Canada, France, Germany, Italy, the Netherlands, New Zealand, Spain, Switzerland, the United Kingdom and the United States.

Sales to our five largest customers in fiscal 2007 accounted for approximately 51.1% of our net revenue, with Wal-Mart, GameStop and Best Buy accounting for 15.1%, 12.8% and 11.5%, respectively, of our net revenue. No other customer accounted for more than 10.0% of our net revenue for the year ended October 31, 2007.

Marketing

Our marketing and promotional efforts are intended to maximize exposure and broaden distribution of our titles, promote brand name recognition, assist retailers and properly position, package and merchandise our titles.

We market titles by:

  •
  Implementing public relations campaigns, using print and online advertising, television, radio spots and outdoor advertising. We believe that we label and market our products in accordance with the applicable principles and guidelines of the Entertainment Software Rating Board, or the ESRB, an independent self-regulatory body that assigns ratings and enforces advertising guidelines for the interactive software industry.

  •
  Actively pursuing relationships with participants in the music and entertainment industries. We believe that the shared demographics between various media and some of the software titles marketed by our publishing labels provide excellent cross-promotional opportunities. We continue to work with popular recording artists to create sophisticated game soundtracks, enter into agreements to license high-profile names and likenesses, and make arrangements for co-branding opportunities.

  •
  Satisfying certain shelf life and sales requirements under our agreements with hardware manufacturers in order to qualify for Sony's Greatest Hits Programs and Microsoft's Platinum Hits

    Program. In connection with these programs, we receive manufacturing discounts from Sony and Microsoft. Similarly, Nintendo has also established a Player's Choice Program for the Wii and GameCube.

  •
  Stimulating continued sales and maximizing profits by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price concessions may occur at any time in a product's life cycle, but typically occur three to nine months after a product's initial launch. In fiscal 2007, 2006 and 2005, price concessions to retailers amounted to $68.1 million, $73.9 million and $30.4 million, respectively. In certain international markets, we provide volume rebates to stimulate continued product sales.

We also employ various other marketing methods designed to promote consumer awareness, including in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, as well as attendance at trade shows. We employ separate sales forces for our publishing and distribution operations. As of October 31, 2007, we had a sales and marketing staff of 229 people.

Our front-line products generally sell at retail prices ranging from $19.99 to $59.99 in North America. Products that are designated Sony's Greatest Hits (for both the PlayStation 2 and the PSP) and Microsoft's Platinum Hits (for Xbox) generally sell for $19.99. We release sports titles at retail prices ranging from $19.99 to $59.99, and we position our value-priced product offerings at a retail price starting at $9.99.

Distribution

We distribute our own titles as well as software, hardware and accessories developed by others in North America through our Jack of All Games subsidiary, consisting principally of newly released and popular software titles, budget and catalog software titles, and hardware for third party console, handheld and PC products. Our Jack of All Games subsidiary maintains warehouse facilities and sales offices in Ohio and Ontario, Canada. Products arrive at our warehouses to be picked, packed and shipped to customers. We generally ship products by common carrier. Backlog is not material to our business as we generally ship products within seven days after receipt of orders.

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

Competition

In our publishing business, we compete with:

  •
  Other forms of entertainment such as motion pictures, television and audio, online computer programs and other forms of entertainment which may be less expensive or provide other advantages to consumers.

  •
  Companies that range in size and cost structure from very small with limited resources to very large companies with greater financial, marketing and technical personnel and other resources than ours, such as Electronic Arts, Activision, THQ, Midway Games and Atari, and international companies, such as SEGA, Vivendi, Ubisoft, SCi Entertainment, Capcom, Konami and Namco-Bandai.

  •
  Sony, Microsoft and Nintendo, for licenses to properties and the sale of interactive entertainment software, each of which is a large developer and marketer of software for its own platforms. Each of these competitors has the financial resources to withstand significant price competition and to implement extensive advertising campaigns.

  •
  Other software, hardware and entertainment and media for limited retail shelf space and promotional resources. The competition is intense among an increasing number of newly introduced entertainment software titles and hardware for adequate levels of shelf space and promotional support.

Competition in the entertainment software industry is based on: product quality, features, innovation and playability; brand name recognition; compatibility with popular platforms; access to distribution channels; price; marketing; and customer service. Our business is driven by hit titles, which require increasing budgets for development and marketing. Competition for our titles is influenced by the timing of competitive product releases and the similarity of such products to our titles and may result in loss of shelf space or a reduction in sell-through of our titles at retail stores.

In our distribution business, we compete with large national companies as well as smaller regional distributors. We also compete with the efforts of the major entertainment software companies that distribute directly to retailers or over the Internet. Some of our competitors have greater financial, technical, personnel and other resources than we do and are able to carry larger inventories, adopt more aggressive pricing policies and provide more comprehensive product selection than we can.

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net revenue. For fiscal 2007, 2006 and 2005, approximately 31.3%, 39.4% and 39.8%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. See Notes 1 and 14 to the Consolidated Financial Statements.

Segment Information

See Note 14 to the Consolidated Financial Statements for more information regarding our reportable segments.

Employees

As of October 31, 2007, we had approximately 1,900 full-time employees, of which approximately 877 were employed outside of the United States. None of our employees is subject to a collective bargaining agreement. We consider our relations with employees to be satisfactory.

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

During the second quarter of 2007, five new members and one incumbent director were elected to our Board at our annual meeting. Our Board then elected a new Chairman and a new Chief Executive Officer, and also appointed one additional incumbent member and one additional new member to our Board, for a total of eight board members. During the quarter we also engaged ZelnickMedia, a media investment and management firm, to provide us with executive management services. The Board and ZelnickMedia reorganized our executive management team and our business in fiscal 2007. It is not yet possible to accurately assess how effective our new management team will be, whether it will be able to accomplish the objectives of our new business development plan or whether our business reorganization plan, if successful, will be of significant benefit to us and our financial performance. In addition, the success of our business plan depends in part on events and circumstances that are beyond our control, including general economic conditions, consumer demand for our products and other factors affecting our industry. The changes that are part of our business reorganization may be disruptive to our business.

We depend on our key management and product development personnel.

Our continued success will depend to a significant extent on our senior management team and our relationship with ZelnickMedia. In 2007, we entered into an agreement with ZelnickMedia whereby it has agreed to provide executive management services to us and our Board through October 31, 2011. Our Chairman and our Chief Executive Officer are partners of ZelnickMedia. We are also highly dependent on the expertise, skills and knowledge of certain of our Rockstar employees responsible for content creation and development of Grand Theft Auto and other titles. Although we have employment agreements with our key Rockstar employees, we may not be able to continue to retain these personnel at current compensation levels, or at all. The compensation arrangements with these Rockstar employees could result in increased expenses and have a negative impact on our operating results.

The loss of the services of our executive officers, ZelnickMedia or our key Rockstar employees could significantly harm our business. In addition, if one or more key employees join a competitor or form a competing company, we may lose additional personnel, experience material interruptions in product development, delays in bringing products to market and difficulties in our relationships with licensors, suppliers and customers, which could significantly harm our business. Failure to continue to attract and retain other qualified management and creative personnel could adversely affect our business and prospects.

We are dependent on the future success of our Grand Theft Auto products and we must continue to publish "hit" titles in order to compete successfully in our industry.

Grand Theft Auto and certain of our other titles are "hit" products and have historically accounted for a substantial portion of our revenue. If we fail to continue to develop and sell new commercially successful hit titles or experience any delays in product releases or disruptions following the commercial release of our "hit" titles, our revenue and profits may decrease substantially and we may incur losses. For the years ended October 31, 2007, 2006 and 2005, our Grand Theft Auto titles accounted for 13.1%, 22.4% and 38.2% of our net revenue, respectively, and our 10 best selling titles accounted for approximately 26.6%,

38.4% and 48.2% of our net revenue, respectively. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products and services to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value (such as pay-for-play or subscription-based models), or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability will decline.

Our business is highly dependent on the success, timely release and availability of new video game platforms, as well as our ability to develop commercially successful products for these platforms.

We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PlayStation 2, PlayStation 3 and PSP and Microsoft's Xbox and Xbox 360. The success of our business is dependent in large part upon the success and availability of an adequate supply of next-generation video game platforms and hardware systems, our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may not succeed or may have a shorter life cycle than anticipated. Alternatively, a platform for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss a meaningful revenue opportunity. If the platforms for which we are developing products do not attain wide market acceptance, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products, and our financial performance will be harmed.

We expect the average price of our prior-generation software titles to continue to decline.

The interactive entertainment software and hardware industry is characterized by the introduction of new and enhanced generations of products and evolving industry standards. Consumer demand for software for prior-generation platforms has declined as newer and more advanced hardware platforms achieve market acceptance. As the gaming software industry transitions to next-generation platforms, we expect few, if any, prior-generation titles will be able to command premium prices and we expect that these titles will be subject to price reductions earlier in their product life cycles than we experienced in prior years. As a result, we have reduced prices for our prior-generation software titles and we expect to continue to reduce prices for such software titles, which will have a negative impact on our operating results. These changes may cause the value of our inventory to decline substantially or to become obsolete.

The market for our titles is characterized by short product life cycles. Delays in product releases or disruptions following the commercial release of our products may have a material adverse effect on our operating results.

The market for video games is characterized by short product lives and frequent introductions of new products. New products may not achieve significant market acceptance or generate sufficient sales to permit us to recover development, manufacturing and marketing costs associated with these products. The life cycle of a title generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because revenue associated with an initial product launch generally constitutes a high percentage of the total revenue associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our operating results and cause our operating results to be materially different from expectations.

Our distribution business is dependent on suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis.

Our ability to obtain particular products in required quantities and to fulfill customer orders on a timely basis is important to the success of our distribution business. In most cases, we have no guaranteed price or delivery agreements with suppliers. Our distribution business has experienced, and may in the future experience, significant supply shortages from time to time due to the inability of certain manufacturers to supply products, such as the newest generation of platforms, on a timely basis. Further, manufacturers or publishers that currently distribute their products through us may decide to distribute, or to substantially increase their existing distribution, through other distributors, or directly to retailers. If we cannot obtain sufficient supplies of the products that we distribute, our net revenue will decline and we could incur losses.

We may need to raise additional capital if we continue to incur losses.

We incurred significant losses in the years ended October 31, 2007 and 2006, and we may continue to incur losses. If losses continue, we may be required to raise additional capital in order to fund our operations. We could seek to raise capital in a number of ways, including through the issuance of debt or equity, or through other financing arrangements. During the year ended October 31, 2007, we entered into a senior secured line of credit agreement, which requires us to make periodic interest or other debt service payments. If we were to borrow additional funds, it is likely that further debt service payments would be necessary. In addition, the terms of additional debt may impose significant restrictions on our ability to operate our business. If we seek financing through the sale of equity securities, our current stockholders will suffer dilution in their percentage ownership of common stock. We cannot be certain as to our ability to raise additional capital in the future or under what terms capital would be available. If we need to raise capital and are not successful in doing so, we will have to consider other options that may include, but are not limited to, a reduction in our expenditures for internal and external new product development, reductions in overhead expenses, and sales of intellectual property and other assets. These actions, should they become necessary, will likely result in a reduction in the size of our operations and could materially affect the prospects of our business.

Our involvement, and the involvement of some of our former executive officers in a wide variety of lawsuits, investigations and proceedings has had, and may in the future have, a material adverse effect on us.

We and some of our former officers, directors and employees have been, and are subject to, a wide variety of lawsuits, investigations and proceedings, including the following:

Former Officers.    Our former Chairman and Chief Executive Officer pled guilty to two felony counts relating to our historical stock option granting practices and the Securities and Exchange Commission instituted a civil action against him. In addition, certain other former officers have been convicted of crimes relating to their conduct during their employment with us.

Stock Option Granting Practices.    In 2006, a Special Committee of our Board of Directors conducted an investigation into our historical stock option granting practices. The Special Committee determined that there were improprieties in the process of granting and documenting stock options and that incorrect measurement dates for some stock option grants had been used for financial reporting purposes. As a result, we recorded additional non-cash stock-based compensation expense and related tax effects with respect to some of our stock-based awards and restated certain previously filed financial information in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Several derivative complaints and a class action complaint have been filed in state and federal courts against some of our current and former directors and some of our former executive officers relating to our historical stock option granting practices.

FTC Consent Order.    We have entered into an agreement with the staff of the Federal Trade Commission containing a consent order that requires us to maintain a comprehensive system reasonably designed to ensure that all content in our electronic games is considered and reviewed in preparing submissions to a U.S. rating agency. We have also agreed to represent accurately the rating and content description for games we publish and to disclose to consumers the presence of any content relevant to the rating that was not disclosed to the rating authority.

Personal Injury Actions.    We are named as a defendant in a number of personal injury and wrongful death actions.

SEC Investigation.    We have received a notice from the SEC that it is conducting a formal investigation into certain stock option grants made by us. We have also received a "Wells" notice informing us of the SEC's intention to file charges and seek a civil monetary penalty in connection with this investigation.

IRS Request for Information.    We have received a request for information from the Internal Revenue Service relating to the granting and exercise of certain stock options and tax deductions taken by us with respect thereto.

Other Inquiries and Proceedings.    We have received grand jury subpoenas issued by the District Attorney of the County of New York and from certain state attorneys general relating to some of our products, our historical stock option granting practices, the termination of our former auditors and other matters.

The investigations and charges against us or other current or former officers, directors or employees have imposed, and are likely to continue to impose, significant costs on us both financially and as a result of the distraction of our management team. While we are unable to estimate the exact nature or amount of these future costs, we believe they will likely include:

  •
  damage to our reputation and business relationships;

  •
  professional fees in connection with the conduct of the investigations and the defense of related litigations and other proceedings;

  •
  potential damages, fines, penalties or settlement costs imposed on us;

  •
  advancement of certain expenses and reimbursement of certain amounts payable by, or on behalf of, our current and former officers, directors and employees subject to the investigation or named in any litigations or other proceedings pursuant to our indemnification obligations; and

  •
  potential impairment of our ability to obtain coverage and reimbursement under existing insurance policies, and a potentially negative impact on our future insurance coverage.

  •
  potential impairment on our ability to raise capital, debt and equity

Our ability to acquire licenses to intellectual property, especially for sports titles, impacts our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.

Many of our products are based on or incorporate intellectual property owned by others. For example, our 2K Sports products include rights licensed from major sports leagues and players' associations. Similarly, some of our other titles are based on key film and television licenses. Competition for these licenses is intense. If we are unable to maintain these licenses or obtain additional licenses on reasonable economic terms or with significant commercial value, our revenue and profitability will decline significantly. Competition for these licenses may also increase the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs and adversely affect our profitability.

Our business is dependent on our ability to enter into successful software development arrangements with third parties.

Our success depends on our ability to continually identify and develop new titles on a timely basis. We rely on third party software developers for the development of some of our titles. Quality third party developers are continually in high demand. Software developers who have developed titles for us in the past may not be available to develop software for us in the future. Due to the limited number of third party software developers and the limited control that we exercise over them, these developers may not be able to complete titles for us on a timely basis or within acceptable quality standards, if at all. We have entered into agreements with third parties to acquire the rights to publish and distribute interactive entertainment software as well as to use licensed intellectual properties in our titles. These agreements typically require us to make advance payments, pay royalties and satisfy other conditions. Our advance payments may not be sufficient to permit developers to develop new software successfully, which could result in material delays and significantly increase our costs to bring particular products to market. Software development costs, promotion and marketing expenses and royalties payable to software developers and third party licensors have increased significantly in recent years and reduce potential profits derived from sales of our software. Future sales of our titles may not be sufficient to recover advances to software developers and licensors, and we may not have adequate financial and other resources to satisfy our contractual commitments to such developers. If we fail to satisfy our obligations under agreements with third party developers and licensors, the agreements may be terminated or modified in ways that are burdensome to us, and have a material adverse affect on our financial condition and operating results.

We are subject to product development risks which could result in delays and additional costs, and we must adapt to changes in software technologies.

We depend on third party software developers and our internal development studios to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles ranges from 12 to 24 months. Development times and costs of next-generation software have increased substantially as a result of the additional and enhanced features available in the newest games. After development of a product, it may take between nine to 12 additional months to develop the product for other hardware platforms. If developers experience financial difficulties, additional costs or unanticipated development delays, we will not be able to release titles according to our schedule and at budgeted costs. Certain of our licensing and marketing agreements also contain provisions that would impose penalties if we fail to meet agreed upon software release dates. There can be no assurance that the products so developed will be sufficiently successful so that we can recoup these costs or make a profit on these products.

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

We compete for both licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. We also compete with domestic game publishers, such as Electronic Arts, Activision, THQ, Midway Games and Atari and international publishers, such as SEGA, Vivendi, Ubisoft, SCi Entertainment, Capcom, Konami and Namco-Bandai. As our business is dependent upon our ability to develop hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel and other resources than we do and are able to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties. Our titles also compete with other forms of entertainment, such as motion pictures, television and audio and video products featuring similar themes, online computer programs and other entertainment, which may be less expensive or provide other advantages to consumers.

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

A number of software publishers who compete with us have developed and commercialized or are currently developing online games for use by consumers over the Internet. If technological advances significantly increase the availability of online games and if consumer acceptance of online gaming grows substantially, it could result in a decline in our platform-based software sales and negatively impact sales of our products.

Increased competition for limited shelf space and promotional support from retailers could affect the success of our business and require us to incur greater expenses to market our titles.

Retailers have limited shelf space and promotional resources and competition is intense among newly introduced interactive entertainment software titles for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures to maintain desirable sales levels of our titles. Competitors with more extensive lines and more popular titles may have greater bargaining power with retailers. Accordingly, we may not be able, or we may have to pay more than our competitors, to achieve similar levels of promotional support and shelf space.

A limited number of customers account for a significant portion of our sales. The loss of a principal customer could seriously hurt our business.

A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers accounted for approximately 51.1%, 49.4% and 40.7% of our net revenue, for the years ended October 31, 2007, 2006 and 2005, respectively, with Wal-Mart, GameStop and Best Buy accounting for 15.1%, 12.8% and 11.5%, respectively, of such net revenue for the year ended October 31, 2007. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over), could materially adversely affect our business and operating results. Bankruptcies or consolidations of certain large retail customers could seriously hurt our business.

Returns of our products by our customers and price concessions granted to our customers may adversely affect our operating results.

We are exposed to the risk of product returns and price concessions with respect to our customers. Our distribution arrangements with customers generally do not give them the right to return titles to us or to cancel firm orders. However, we sometimes accept product returns from our distribution customers for stock balancing and negotiate accommodations to customers, which include credits and returns, when demand for specific products falls below expectations. We accept returns and grant price concessions in connection with our publishing arrangements and revenue is recognized after deducting estimated reserves for returns and price concessions. While we believe that we can reliably estimate future returns and price concessions, if return rates and price concessions for our products exceed our reserves, our revenue could decline.

We submit our products for rating by the Entertainment Software Rating Board in the United States and other voluntary or government ratings organizations in foreign countries. Failure to obtain a target rating for certain of our products could negatively impact our ability to distribute and sell those games, as could the re-rating of a game for any reason.

We voluntarily submit our game products to the ESRB, a U.S.-based non-profit and independent ratings organization. The ESRB system provides consumers with information about game content using a rating symbol that generally suggests the appropriate player age group and specific content descriptors, such as graphic violence, profanity or sexually explicit material. The ESRB may impose significant penalties on game publishers for violations of its rules on rating or marketing a game, including revocation of a rating or monetary fines up to a million dollars. Other countries require voluntary or government backed ratings as prerequisites for product sales in those countries. We believe that we comply with rating system requirements and properly display the designated rating symbols and content descriptions. In some instances, we may have to modify our products in order to market them under the target rating, which could delay or disrupt the release of our products. For example, during the fiscal year ended October 31, 2007, our release of Manhunt 2 was denied a rating certification by the British Board of Film Classification, the agency responsible for film and video game ratings in the United Kingdom. That decision was recently overturned by the British Video Appeals Committee, but the initial denial delayed the expected launch of Manhunt 2. In addition, some of our titles may not be sold at all or without extensive edits in certain countries, such as Germany. In the United States, we develop software titles that we intend to receive ESRB ratings of "E" (age 6 and older), "E10+" (age 10 and older), "T" (age 13 and older) or "M" (age 17 and older). In addition to these ratings, the ESRB may also rate a game as "AO" (age 18 and older). Platform holders may not certify a game rated "AO" and retailers may refuse to sell "AO" games or games with controversial content. For instance, in 2007, some retailers reacted to the controversy over Manhunt 2 by refusing to sell it or refusing to sell it in brick and mortar stores. In addition, some consumers have reacted to re-ratings or controversial game content by refusing to purchase such games, demanding refunds for games that they had already purchased, and refraining from buying other games published by us.

We have implemented processes to comply with the requirements of the ESRB and other ratings organizations. Nonetheless, these processes are subject to human error, circumvention, overriding and reasonable resource constraints. If a video game we published were found to contain undisclosed pertinent content, the ESRB could re-rate a game, retailers could refuse to sell it and demand that we accept the return of any unsold copies or returns from customers, and consumers could refuse to buy it or demand that we refund their money. This could have a material negative impact on our operating results and financial condition. In addition, we may be exposed to litigation, administrative fines and penalties and our reputation could be harmed, which could impact sales of other video games we sell. If any of these consequences were to occur, our business and financial performance could be significantly harmed.

Many of our Rockstar titles and certain of our 2K Games titles have been rated "M" by the ESRB. If we are unable to obtain "M" ratings as a result of changes in the ESRB's ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected. If any of our games are re-rated by the ESRB or other foreign based ratings organizations, we could be exposed to litigation, administrative fines and penalties and other potential liabilities, and our operating results and financial condition could be significantly impacted.

Our business and products are subject to potential legislation. The adoption of such proposed legislation could limit the retail market for our products.

Several proposals have been made for federal legislation to regulate our industry, including a Senate bill, referred to as The Family Entertainment Protection Act. This bill prohibits the sale of "M" rated, "AO" rated and "Rating Pending" products to under-17 audiences (while the ESRB rating recommends an appropriate age group, there is currently no legal prohibition on any game sales). If the bill is enacted into law, it may limit the potential market for our "M" rated products, and adversely affect our operating results. Other countries, such as Germany, have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current United States laws. In the United States, proposals have also been made by numerous state legislators to regulate the sale of "M" or "AO" rated products and prohibit the sale of interactive entertainment software products containing certain types of violence or sexual materials to under 17 or 18 audiences. While such legislation to date has been successfully enjoined by industry and retail groups, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for our "M" rated titles.

Content policies adopted by retailers, consumer opposition and litigation could negatively impact sales of our products.

Retailers may decline to sell interactive entertainment software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses. If retailers decline to sell our products based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material or other objectionable content generally, or if any of our previously "M" rated series products are rated "AO," we might be required to significantly change or discontinue particular titles or series, which in the case of our best selling Grand Theft Auto titles could seriously hurt our business. Consumer advocacy groups have opposed sales of interactive entertainment software containing objectionable themes, violence or sexual material or other objectionable content by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. Additionally, although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have been unsuccessful in the courts, claims of this kind have been asserted against us from time to time and may be asserted and be successful in the future. See "Item 3.—Legal Proceedings."

We cannot publish our titles without the approval of hardware licensors that are also our competitors.

We are required to obtain licenses from Sony, Microsoft and Nintendo, which are also our competitors, to develop and publish titles for their respective hardware platforms. Our existing platform licenses require that we obtain approval for the publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms, our ability to manage the timing of the release of these titles and, accordingly, our net revenue from titles for these hardware platforms, may be limited. If a licensor chooses not to renew or extend our license agreement at the end of its current term, or if a licensor were to terminate our license for any reason, we would be unable to publish additional titles for that licensor's platform. Termination of any such agreements could seriously hurt our business and prospects.

Certain platform licensors have retained the right to change fee structures for online gameplay, and each licensor's ability to set royalty rates makes it difficult for us to forecast our costs. Increased costs could negatively impact our operating margins. We may be unable to enter into license agreements for certain next-generation platforms on satisfactory terms or at all. Failure to enter into any such agreement could also seriously hurt our business.

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

We may not be able to protect our proprietary rights or avoid claims that we infringe the proprietary rights of others.

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

With advances in technology, game content and software graphics are expected to continue to become more realistic. As a result, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes the intellectual property rights of others. From time to time, we receive notices from third parties or are named in lawsuits by third parties alleging infringement of their proprietary rights. Although we believe that our software and technologies and the software and technologies of third party developers and publishers with whom we have contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others may occur. Any claims of infringement, with or without merit, could be time consuming, costly and difficult to defend. Moreover, intellectual property litigation or claims could require us to discontinue the distribution of products, obtain a license or redesign our products, which could result in additional substantial costs and material delays.

Our software is susceptible to errors, which can harm our financial results and reputation.

The technological advancements of new hardware platforms result in the development of more complex software products. As software products become more complex, the risk of undetected errors in new products increases. If, despite testing, errors are found in new products or releases after shipments have been made, we could experience a loss of or delay in timely market acceptance, product returns, loss of revenue and damage to our reputation.

Gross margins relating to our distribution business have been historically narrow, which increases the impact of variations in costs on our operating results.

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

A significant portion of our selling and general and administrative expense is attributable to expenses for personnel and facilities. In the event of a significant decline in revenue, we may not be able to dispose of facilities, reduce personnel or make other changes to our cost structure without disruption to our operations or without significant termination and exit costs. Management may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in revenue and profit. Moreover, reducing costs may impair our ability to produce and develop software titles at sufficient levels in the future.

We are subject to risks and uncertainties of international trade, including fluctuations in the values of local foreign currencies against the dollar.

Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. Sales in international markets accounted for approximately 31.3%, 39.4% and 39.8%, respectively, of our net revenue for the years ended October 31, 2007, 2006 and 2005, respectively. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our results of operations could be adversely affected by unfavorable foreign currency fluctuations.

Item 1B.    Unresolved Staff Comments

Not Applicable.

Item 2.    Properties

Our principal executive offices are located at 622 Broadway, New York, New York in approximately 48,000 square feet of space under a lease expiring in 2012 for an annual rent of approximately $1,760,000. We also sublease an additional 16,000 square feet at this location under a lease expiring in 2010 for an annual rent of approximately $368,000.

Take-Two International SA, our wholly-owned subsidiary, leases 11,200 square feet of office space in Geneva, Switzerland for an annual rent of approximately $500,000 plus taxes and utilities and expires in 2011. Take-Two Interactive Software Europe, our wholly-owned subsidiary, leases 12,500 square feet of office space in Windsor, United Kingdom for an annual rent of approximately $710,000 plus taxes and utilities and expires in 2011. Rockstar North, our wholly-owned subsidiary, leases 42,000 square feet of office space in Edinburgh, Scotland, for an annual rent of approximately $2,465,000. That lease expires in 2014.

2K Games, our wholly-owned subsidiary, occupies approximately 61,000 square feet of leased office space in Novato, California. The lease provides for an annual rent of approximately $1,956,000 and expires in 2013.

Jack of All Games, our wholly-owned subsidiary, leases 400,000 square feet of office and warehouse space in Cincinnati, Ohio. The lease provides for annual rent of approximately $1,064,000, plus taxes and insurance, and expires in September 2014.

In addition, our other subsidiaries lease office space in Sydney and Braddon, Australia; Vienna, Austria; Mississauga, Toronto and Vancouver, Canada; Paris, France; Munich, Germany; Breda, Netherlands; Madrid, Spain; Milan, Italy; Auckland, New Zealand; London, Lincoln, Newcastle-upon-Tyne and Leeds,

UK; Shanghai, China; Camarillo, San Diego, and Northridge, California; Hunt Valley, Maryland; Quincy, Massachusetts; and Bellevue, Washington; for an aggregate annual rent of approximately $4,974,000.

Item 3.    Legal Proceedings

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries as described below in this section. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the matters described herein, we are involved, or may become involved, in routine litigation in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Consumer Class Action—Grand Theft Auto: San Andreas.    In July 2005, we received four complaints for purported class actions. Two of the four complaints were filed in the United States District Court for the Southern District of New York, one was filed in the United States District Court, Eastern District of Pennsylvania, and one was filed in the Circuit Court in St. Clair County, Illinois. The plaintiffs, alleged purchasers of our Grand Theft Auto: San Andreas game, assert that we engaged in consumer deception, false advertising and breached an implied warranty of merchantability and were unjustly enriched as a result of our alleged failure to disclose that Grand Theft Auto: San Andreas contained "hidden" content, which resulted in the game receiving a Mature 17+ ("M") rating from the Entertainment Software Rating Board, or the ESRB, rather than an Adults Only 18+ ("AO") rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs.

In November 2007, the United States District Court for the Southern District of New York granted preliminary approval to a settlement of the foregoing consumer class action lawsuits. If the proposed settlement receives final approval from the United States District Court for the Southern District of New York, all claims in these lawsuits will be dismissed without any admission of liability or wrongdoing by us. We have committed to spend at least $1,025,000 on settlement benefits, and the settlement generally caps the defendants' out-of-pocket costs at no more than $2,750,000, in addition to the costs of providing notice to class members and paying a fee to plaintiffs' counsel. We have established a reserve sufficient to cover the expected cost of this settlement and related expenses.

City of Los Angeles Consumer Litigation.    In January 2006, the City of Los Angeles filed a complaint against us in the Superior Court of the State of California alleging violations of California law on substantially the same basis as the consumer class action regarding Grand Theft Auto: San Andreas. The state court actions were removed to federal court (a motion to remand filed by the City of Los Angeles is pending) and the Judicial Panel on Multidistrict Litigation transferred all the cases to the U.S. District Court for the Southern District of New York, which consolidated them under the caption In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK)(MHD). The plaintiffs have filed a motion seeking certification of a nationwide class, which motion is pending. The parties have engaged in settlement discussions.

Securities Class Action—Grand Theft Auto: San Andreas and Option Backdating.    In February and March 2006, four purported class action complaints were filed against us and certain of our former officers and directors in the United States District Court for the Southern District of New York. The complaints alleged that we violated Sections 10(b) and 20(a), as well as Rule 10b-5, of the Securities Exchange Act of 1934 by making untrue statements or failing to disclose in certain press releases and periodic reports filed with the SEC that, among other things, Grand Theft Auto: San Andreas contained "hidden" content which should have resulted in the game receiving an "AO" rating from the ESRB rather than an "M" rating. The actions were consolidated under the name In re Take-Two Interactive Securities Litigation, No. 1:06-cv-00803 (SWK), and a lead plaintiff was appointed. In September 2006, the lead plaintiff filed a consolidated amended complaint, which included claims relating to Grand Theft Auto: San Andreas and to the backdating of stock options. On April 16, 2007, the lead plaintiff filed a consolidated second amended complaint, which included additional allegations based on an investigation of options backdating conducted by the Special Litigation Committee of the Board of Directors and the Company's restatement of financial statements relating to options backdating. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, two of our directors and one former director, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. On June 25, 2007, we and the other defendants filed motions to dismiss the consolidated second amended complaint. Plaintiffs filed their opposition to these motions to dismiss on September 4, 2007, and reply briefs were filed on October 4, 2007. Now that briefing on the motions to dismiss is complete, we are awaiting a decision by the Court.

St. Clair Derivative Action.    In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors, St. Clair Shores Gen. Employees Retirement System v. Eibeler, no. 1:06-cv-0688 (SWK). The factual allegations in this action are similar to those in In re Take-Two Interactive Securities Litigation. The plaintiff asserts that certain defendants breached their fiduciary duty by selling their stock while in possession of certain material non-public information and that we violated Section 14(a) and Rule 14a-9 of the Exchange Act by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. The plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold our stock, unspecified compensatory damages with interest and its costs in the action. In October 2006, the court issued a stay of proceedings pending an investigation by the Special Litigation Committee. Following the conclusion of that investigation, on March 23, 2007, the Special Litigation Committee moved to dismiss the complaint based on, among other things, the Committee's conclusion that "future pursuit of this action is not in the best interests of Take-Two or its shareholders." The plaintiff subsequently conducted discovery concerning the Special Litigation Committee's motion to dismiss. On August 24, 2007, the plaintiff filed an Amended Derivative and Class Action Complaint. The Amended Derivative and Class Action Complaint alleges, among other things, that defendants breached their fiduciary duties in connection with the issuance of proxy statements in 2001, 2002, 2003, 2004 and 2005. On September 24, 2007, the Special Litigation Committee moved to dismiss the Amended Complaint or to consolidate certain of its claims with In re Take-Two Interactive Securities Litigation.

Derivative Action—Option Backdating.    In July and August 2006, Richard Lasky and Raeda Karadsheh filed purported derivative action complaints in the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors. The complaints alleged violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the granting of certain of our stock options. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity-based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. The Lasky and Karadsheh actions were consolidated in November 2006 under the name In re Take-Two Interactive Software, Inc. Derivative Litigation, no. 1:06-cv-05279 (LTS). The plaintiffs filed a consolidated complaint on January 22, 2007, which focuses exclusively on our historical stock option granting practices. These matters were referred to the Special Litigation Committee. On September 7, 2007, the Special Litigation Committee moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and Board of Directors. The plaintiffs have sought discovery concerning the Committee's recommendation, and the briefing of the motion is expected to be completed in February 2008.

Strickland et al. Personal Injury Action.    In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against the Company, Sony Computer Entertainment America Inc., Sony Corporation of America, Wal-Mart, GameStop and Devin Moore, alleging under Alabama's manufacturers' liability and wrongful death statutes, that our video games designed, manufactured, marketed and/or supplied to Mr. Moore resulted in "copycat violence" that caused the death of Messrs. Strickland, Crump and Mealer. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600,000,000. Our motion to dismiss the action on the merits was denied. An accompanying motion to dismiss for lack of personal jurisdiction was denied by the trial court, and the Alabama Supreme Court subsequently rejected a petition for writ of mandamus on that issue. In April 2006, the plaintiffs amended the complaint to add a claim for civil conspiracy; the Company moved to dismiss that claim and the motion is pending. Under the most recent amended scheduling order, all fact and expert discovery was to have been completed by June 15, 2007, with a mediation on November 8, 2007 and trial, if necessary, to commence no earlier than January 18, 2008. Due to issues that arose in expert discovery, however, the amended scheduling order was suspended. The case is currently stayed until mid-January 2008 to permit the Plaintiffs to obtain new lead counsel. There currently is no Scheduling Order in effect. We believe that the claims are without merit and that this action is similar to lawsuits brought and uniformly dismissed by courts in other jurisdictions.

Posey and Schmid Personal Injury Action.    In September 2006, personal representatives of the estate of Delbert and Tyrone Posey and Marilea Schmid brought an action against us, Sony Computer Entertainment America Inc. and Sony Corporation of America and Cody Posey in the Second Judicial District Court of Bernalillo County, New Mexico, alleging that Grand Theft Auto: Vice City resulted in "copycat" violence that caused the deaths of the above named individuals. The suit seeks damages (including punitive damages) against all of the defendants. Both Sony entities have tendered their defense and requested indemnification from us, and we have accepted such tender. We received copies of the complaint and summonses in December 2006, and moved to dismiss the complaint in January 2007 for lack of personal jurisdiction and for failure to state a claim. The plaintiffs opposed the motions and requested jurisdictional discovery. The court heard argument on the motions on December 18, 2007, and granted such motions in their entirety, thus dismissing the complaint against us and the Sony defendants. It is expected that the court will enter an order of dismissal in early January 2008, upon which plaintiffs will have thirty days to appeal.

We intend to vigorously defend all of the above matters and, with respect to the derivative actions, we have been advised that the individual defendants will vigorously defend such actions. However, we cannot predict the outcome of these matters and, if determined adversely to us, such matters, either singly or in the aggregate, could result in the imposition of significant judgments, fines and/or penalties, which could have a material adverse effect on our financial condition, cash flows and results of operations.

Grand Jury Subpoenas.    We have received grand jury subpoenas issued by the District Attorney of the County of New York requesting production of documents covering various periods beginning on January 1, 1997, including those relating to, among other things: the so-called "Hot Coffee" scenes in Grand Theft Auto: San Andreas; the work of our Board of Directors, all Board Committees, and the Special Litigation Committee; certain acquisitions entered into by us; billing and payment records relating to PricewaterhouseCoopers LLP and the termination of PricewaterhouseCoopers LLP as our auditors; communications to financial analysts and stockholders about acquisitions and financial results; compensation and human resources documents of certain of our directors and employees and former directors and employees; stock-based compensation; the SEC's July 2006 inquiry; legal services performed for employees; corporate credit card and expense records of certain individuals; the SEC bar of our former Chief Executive Officer, Ryan Brant; the resolution to amend our Incentive Stock Plan; and ethics, securities, and conflict of interest policies and questionnaires. We fully cooperated and provided the documents and information called for by the subpoenas.

SEC Investigation.    In July 2006, we received notice from the SEC that it was conducting an informal non-public investigation of certain stock option grants made from January 1997 to present and in April 2007 we received notice from the SEC that it was conducting a formal investigation of such stock option grants. As a result of the Special Litigation Committee's internal review of our option grants, in February 2007 we restated our financial statements for prior periods in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. On August 9, 2007, we received a "Wells" notice from the Staff of the Division of Enforcement of the SEC informing us of its intention to request authority to file charges, and seek a civil monetary penalty in connection with its investigation. We have submitted a response to the Staff's notice. We continue to cooperate with the Staff and continue to expect to resolve this investigation by means of a settlement rather than a contested litigation of charges.

Tax Inquiries.    We have been in contact with and have received requests for information from taxing authorities for records relating to the grant and exercise of options and tax deductions taken by us from October 2000 to October 2004.

Special Litigation Committee.    In connection with its investigation, the Special Litigation Committee determined that certain stock options issued by us to certain members of our Board of Directors were improperly dated. As a result, and in connection with our remedial measures, we entered into an agreement with each of the relevant directors whereby they agreed to remit to us any after-tax gains that they realized as a result of the improper grant dates. In the event of grants that remained unexercised, we re-priced such stock options to reflect an appropriate price for which such stock options should have been deemed granted. This agreement was entered into voluntarily by us and the relevant directors, none of whom served on the Special Litigation Committee. In addition, we have subsequently entered into similar agreements with certain former members of management who received improperly dated stock options.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol "TTWO." The following table sets forth, for the periods indicated, the range of the high and low sale prices for our common stock as reported by NASDAQ.

	High	Low
Year Ended October 31, 2006
First Quarter	$19.80	$13.64
Second Quarter	19.40	14.05
Third Quarter	17.36	9.06
Fourth Quarter	16.25	10.34
Year Ended October 31, 2007
First Quarter	$20.57	$13.96
Second Quarter	24.80	15.60
Third Quarter	21.70	17.45
Fourth Quarter	19.52	11.82

The number of record holders of our common stock was 116 as of December 14, 2007.

Dividend Policy

We have never declared or paid cash dividends. We currently anticipate that all future earnings will be retained to finance the growth of our business and we do not expect to declare or pay any cash dividends in the foreseeable future. The payment of dividends in the future is within the discretion of our Board of Directors and will depend upon future earnings, capital requirements and other relevant factors. Our current credit agreement restricts the payment of dividends on our stock.

Securities Authorized for Issuance under Equity Compensation Plans

The table setting forth this information is included in Part III—Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Performance Graph

The following line graph compares from October 31, 2002 through October 31, 2007, the cumulative total stockholder return on our common stock with the cumulative total return on the stocks comprising the NASDAQ Composite Index and the stocks comprising a peer group index consisting of Activision, Inc., Electronic Arts, Inc., Atari, Inc., Interplay Entertainment Corp., Midway Games Inc. and THQ Inc. The comparison assumes $100 was invested on October 31, 2002 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Take-Two Interactive Software, Inc., The NASDAQ Composite Index and a Peer Group

*
$100 invested on 10/31/02 in stock or index, including reinvestment of dividends. Fiscal year ending October 31.

Item 6.    Selected Financial Data

The following tables present selected financial data for the five years ended October 31, 2007:

	Years Ended October 31,
STATEMENT OF OPERATIONS DATA:	2007	2006(1)	2005(2)	2004(3)	2003
Net revenue	$981,791	$1,037,840	$1,201,220	$1,127,751	$1,033,693
Cost of goods sold	735,034	825,476	786,378	749,680	637,554

Gross profit	246,757	212,364	414,842	378,071	396,139

Selling and marketing	130,652	139,250	156,668	119,257	106,736
General and administrative	148,788	154,015	124,416	100,924	94,088
Research and development	48,455	64,258	73,724	43,773	25,639
Business reorganization and related	17,467	—	—	—	—
Impairment of goodwill and long-lived assets	—	15,608	—	—	—
Depreciation and amortization	27,449	26,399	22,016	16,846	16,923

Total operating expenses	372,811	399,530	376,824	280,800	243,386

Income (loss) from operations	(126,054)	(187,166)	38,018	97,271	152,753

Net income (loss)	$(138,406)	$(184,889)	$35,314	$62,119	$88,672

Earnings (loss) per share:
Basic	$(1.93)	$(2.60)	$0.51	$0.93	$1.41
Diluted	$(1.93)	$(2.60)	$0.50	$0.91	$1.37
Weighted average shares outstanding:
Basic	71,860	71,012	69,859	67,104	62,948
Diluted	71,860	71,012	70,882	68,589	64,810
	As of October 31,
BALANCE SHEET DATA:	2007	2006	2005	2004	2003
Cash and cash equivalents	$77,757	$132,480	$107,195	$155,095	$183,477
Working capital	186,362	281,327	365,878	397,359	347,138
Total assets	831,143	868,806	935,220	950,163	711,713
Line of credit	18,000	—	—	—	—
Total liabilities	359,989	318,414	249,390	320,365	184,242
Stockholders' equity	471,154	550,392	685,830	629,798	527,471

(1)
Net income includes a $63.5 million charge to income tax expense for an increase in our valuation allowance for deferred tax assets reflecting uncertain realization of future tax deductions.

(2)
We incurred substantial product returns and other costs related to our Grand Theft Auto: San Andreas title, which was re-rated "AO" from "M." The resulting impact on our consolidated results of operations in fiscal 2005 was a reduction of $24.5 million, $5.9 million, and $18.6 million for net revenue, cost of goods sold and income from operations, respectively.

(3)
We paid a $7.5 million civil penalty to the SEC in fiscal 2005 related to accounting practices that resulted in restatements of our financial statements as of and for the years ended October 31, 2000 and 2002. Such penalties were accrued and expensed as of October 31, 2004.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share amounts)

Overview

Our Business

We are a global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment consists of our Rockstar Games, 2K Games, 2K Sports and 2K Play publishing labels. We develop, market and publish software titles for the leading gaming and entertainment hardware platforms including: Sony's PLAYSTATION®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems; Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") and Xbox® ("Xbox") video game and entertainment systems; Nintendo's Wii™ ("Wii"), GameCube™, DS™ ("DS") and Game Boy® Advance ("GBA"); and for the PC and Games for Windows®. The installed base for the prior-generation of console platforms, including PS2, Xbox and GameCube ("prior-generation platforms") is substantial, and the release of the Xbox 360 platform in fiscal 2006 and the releases of the PS3 and Wii platforms in fiscal 2007 ("next-generation platforms") have further expanded the video game software market. The extent and timing of the increase in the installed base of the next-generation platforms will significantly impact our business and profitability. Our plan is to diversify and continue to expand the number of titles released on the next-generation platforms while continuing to market titles developed for prior-generation platforms given their significant installed base, as long as it is economically attractive to do so.

Our strategy is to capitalize on the growth of the interactive entertainment market, particularly the expanding demographics of video game players, and focus on creating premium quality games and successful franchises for which we can create sequels. We have established a portfolio of successful proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, strategy, role-playing, sports and racing. We have created, licensed and acquired a group of highly recognizable brands to match the variety of consumer demographics we aspire to serve, ranging from adults to children and hard-core game enthusiasts to casual gamers. We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category by leveraging our existing titles as well as developing new brands. We also expect 2K Games, developer of the successful Civilization series and the critically acclaimed BioShock to continue to develop new and successful franchises in the future. Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K, NHL 2K and College Hoops 2K, provides more consistent year over year revenue streams than our Rockstar Games and 2K Games businesses because we publish them on an annual basis.

Revenue in our publishing segment is primarily derived from the sale of internally developed software titles, software titles developed on our behalf by third parties and the sale of video game accessories and peripherals. Operating margins in our publishing business are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. Although software development costs as well as the development cycle for next-generation platforms have increased compared to prior-generation platforms, the impact is partially offset by the higher selling prices on next-generation software. We develop most of our front-line products internally, and we own many of our most important intellectual properties, which we believe best positions us financially and competitively. Operating margins associated with our externally developed titles, or titles for which we do not own the intellectual property, are generally lower because they require us to acquire licenses and provide minimum development guarantees. We continue to develop new revenue streams as they evolve, including higher margin sources such as in-game advertising and downloadable episodic content, which we expect will become more significant to our business over time.

Our distribution segment, which is primarily comprised of our Jack of All Games subsidiary, distributes our products as well as third party software, hardware and accessories to retail outlets primarily in North

America. Revenue in our distribution segment is derived from the sale of third party software titles, accessories and hardware. Operating margins in our distribution business are dependent in part on the mix of software and hardware sales. Software product sales generally yield higher margins than hardware product sales.

Fiscal Year 2007 Releases

We released the following key titles in fiscal year 2007:

Title	Publishing Label	Internal or External Development	Platforms	Fiscal Period Released
Deal or No Deal™	Global Star Software (2K Play)	Internal	PC	First quarter 2007
NBA® 2K7	2K Sports	Internal	PS3	First quarter 2007
NHL® 2K7	2K Sports	Internal	PS3	First quarter 2007
College Hoops 2K7	2K Sports	Internal	Xbox 360, Xbox, PS2	First quarter 2007
Sid Meier's Pirates!	2K Games	Internal	PSP	First quarter 2007
Ghost Rider™	2K Games	External	PS2, PSP, GBA	Second quarter 2007
The Warriors™	Rockstar Games	Internal	PSP	Second quarter 2007
Major League Baseball® 2K7	2K Sports	Internal	Xbox 360, PS3, Xbox, PS2, PSP, DS, GBA	Second quarter 2007
Jade Empire: Special Edition	2K Games	External	PC	Second quarter 2007
Grand Theft Auto: Vice City Stories	Rockstar Games	Internal	PS2	Second quarter 2007
College Hoops 2K7	2K Sports	Internal	PS3	Second quarter 2007
The Elder Scrolls IV: The Shivering Isles	2K Games	External	PC	Second quarter 2007
Fantastic Four™: Rise of the Silver Surfer	2K Games	Internal	Xbox 360, PS3	Third quarter 2007
Fantastic Four™: Rise of the Silver Surfer	2K Games	External	Wii, PS2, DS	Third quarter 2007
The Darkness™	2K Games	External	Xbox 360, PS3	Third quarter 2007
The BIGS™	2K Sports	External	Xbox 360, PS3, Wii, PS2, PSP	Third quarter 2007
All-Pro Football 2K8	2K Sports	Internal	Xbox 360, PS3	Third quarter 2007
Civilization IV: Beyond the Sword	2K Games	Internal	PC	Third quarter 2007
BioShock™	2K Games	Internal	Xbox 360, Games for Windows®	Fourth quarter 2007
Carnival Games™	Global Star Software (2K Play)	Internal	Wii	Fourth quarter 2007
Elder Scrolls IV®: Oblivion™ Game of the Year Edition (GotY)	2K Games	External	Xbox 360, PC	Fourth quarter 2007
NHL® 2K8	2KSports	Internal	Xbox 360, PS3, PS2	Fourth quarter 2007
NBA® 2K8	2K Sports	Internal	Xbox 360, PS3, PS2	Fourth quarter 2007
MLB® Power Pros 2K	Sports	External	Wii, PS2	Fourth quarter 2007
Rockstar Games presents Table Tennis	Rockstar Games	Internal	Wii	Fourth quarter 2007
Manhunt 2	Rockstar Games	Internal	Wii, PS2, PSP	Fourth quarter 2007

Product Pipeline

We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platforms	Actual/Expected Release (Fiscal Period)
Dora the Explorer: Dora Saves the Mermaids™	2K Play	External	DS	November 7, 2007
Go, Diego, Go!: Safari Rescue™	2K Play	External	DS	November 7, 2007
College Hoops 2K8	2K Sports	Internal	Xbox 360, PS3, PS2	November 21, 2007
Deal or No Deal™: Secret Vault Games	2K Play	Internal	PC	November 29, 2007
Grand Theft Auto: Vice City Stories (Japan)	Rockstar Games	Internal	PS2, PSP	December 6, 2007
Dora the Explorer: Dora Saves the Mermaids™	2K Play	External	PS2	Fiscal year 2008
Go, Diego, Go!: Safari Rescue™	2K Play	External	Wii, PS2	Fiscal year 2008
Bully: Scholarship Edition	Rockstar Games	Internal	Xbox 360, Wii	Fiscal year 2008
Midnight Club: Los Angeles	Rockstar Games	Internal	Xbox 360, PS3	Fiscal year 2008
Major League Baseball® 2K8	2K Sports	Internal	Multiple platforms	Fiscal year 2008
Don King Presents: Prizefighter	2K Sports	Internal	Xbox 360, Wii, DS	Fiscal year 2008
Carnival Games™	2K Play	Internal	DS	Fiscal year 2008
Sid Meier's Civilization® Revolution™	2K Games	Internal	Xbox 360, PS3, DS	Fiscal year 2008
Grand Theft Auto IV	Rockstar Games	Internal	Xbox 360, PS3	Second quarter 2008
Top Spin 3	2K Sports	Internal	Xbox 360, PS3, Wii	Fiscal year 2008
Grand Theft Auto IV episodic content	Rockstar Games	Internal	Xbox 360	Fiscal year 2008
NBA® 2K9	2K Sports	Internal	Multiple platforms	Fiscal year 2008
NHL® 2K9	2K Sports	Internal	Multiple platforms	Fiscal year 2008
Borderlands™	2K Games	External	Xbox 360, PS3, Games for Windows®	Fiscal year 2008

2007 Financial Summary

The year ended October 31, 2007 was a transition year for the video game industry and our business performed below our expectations, reflecting the lack of new releases in our Grand Theft Auto franchise and a lower than anticipated installed based of next-generation platforms. We had initially anticipated the release of Grand Theft Auto IV in the fourth quarter of 2007; however its release date was delayed to the second quarter of 2008 to allow for additional development.

Highlighting our 2007 fiscal year were new offerings, such as our critically acclaimed BioShock, released in the fourth quarter of 2007. BioShock was one of the highest rated games to date on Xbox 360 according to both GameRankings.com and Metacritic.com, and shipped approximately 2.1 million units worldwide through October 31, 2007. Our sports titles continued to improve, particularly our NBA 2K series and Major League Baseball 2K series. NBA 2K8, released in the fourth quarter of 2007, was again the highest rated NBA title for the third consecutive year according to GameRankings.com. We also released first iterations of The Darkness and The Bigs and expanded our presence in the casual games market with our release of Carnival Games.

The relatively low installed base of next-generation platforms continued to impact our business in 2007; however, we expect that the recent price reductions on the Xbox 360 and PS3 hardware platforms, and the recent slate of next-generation software titles coming to market will benefit our business in 2008. As a result, we continued to make significant investments in next-generation game development, as reflected in the increase in the balance of our capitalized software costs and licenses. The PS3 gaming platform was not as widely accepted by consumers as we initially expected, which negatively impacted our 2007 results. Conversely, Nintendo's Wii outperformed our expectations. Our 2007 development budgets had initially favored the Sony and Microsoft next-generation platforms; however, with the success of the Wii, we deployed additional resources to develop products for that platform. We released a total of six titles on the Wii in 2007, all during the third and fourth quarters and have announced several titles that will be published for that platform in 2008. Typically, our budgets to develop games on the Wii are lower than the average development costs for other next-generation platforms.

The 2007 fiscal year was also a transition year for our Board and executive management team. In March, stockholders voted to replace five out of six members of our Board, including our Chief Executive Officer. We established a relationship with ZelnickMedia as a result of this transition, and ZelnickMedia now provides executive management services to us and our Board. Subsequent to the management transition, and in response to the difficult operating environment in 2007, we realigned certain management functions, undertook cost cutting measures and shored up our balance sheet with a $100 million secured line of credit (subsequently expanded to $140 million in November 2007). We also began to explore alternatives for businesses that we consider to be non-core, evidenced by the sale of our Joytech accessories manufacturing business in September 2007. See "Management Change" below for the complete details of the management transition and the details of our 2007 reorganization plan.

Management Change

During the second quarter of 2007, our stockholders elected five new directors and one incumbent director to our Board, rather than the six incumbent directors nominated for election by the incumbent Board. The newly elected Board elected a new Chairman, Chief Executive Officer of the Company and one additional incumbent director, and on March 30, 2007, we entered into an agreement with ZelnickMedia for executive management services. The Board and ZelnickMedia immediately began to implement a plan to restructure our executive management team, which included entering into separation agreements with our former Chief Executive Officer and Chief Financial Officer. The Board also appointed an eighth board member in the second quarter of 2007.

ZelnickMedia agreed to provide executive management services to us and our Board for an initial term through October 31, 2011. In consideration for its services, we agreed to pay ZelnickMedia an annual management fee of $750,000 and a bonus of up to $750,000 per fiscal year based on achieving and exceeding a budgeted earnings level. In addition, on August 27, 2007, we issued ZelnickMedia stock options to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share in connection with this agreement. The options granted in connection with this agreement vest over 36 months and expire 10 years from the date of grant.

Our newly elected Chairman and Chief Executive Officer are partners of ZelnickMedia and the cost for their services to us is covered by our management agreement with ZelnickMedia. Except for health benefits and reimbursement of expenses, our newly elected Chairman and Chief Executive Officer are not compensated by us.

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

    •
    We consolidated our third party PC distribution into our North American sales operations.

We expect these measures to reduce fixed overhead by approximately $25 million on an annualized basis by the end of fiscal 2008. In order to achieve such annualized cost savings, we expect to incur approximately $20 million of business reorganization and related charges through fiscal year 2008. These charges will consist of approximately $10 million of restructuring costs related to our cost savings initiatives and approximately $10 million of expenses related to our management and board changes. Through October 31, 2007, approximately $17.5 million of these charges have been incurred, primarily consisting of severance, office closing costs and professional fees.

  2.
  We continue to assess our business units and develop strategic alternatives for any business that is determined to be non-core. In September 2007, we completed the sale of our Joytech accessories business to Mad Catz Interactive, Inc. for approximately $3.6 million in cash and notes receivable.

  3.
  We continue to seek ways to maximize the value of our critical external relationships, such as those with our hardware and intellectual property licensors.

  4.
  We established a disciplined approval process for software titles in an effort to develop only those with adequate market potential. In the third quarter of 2007, we formalized a product investment review committee consisting of our Chairman, Chief Executive Officer, and Chief Financial Officer, and the senior management of our publishing labels and sales force. The committee meets on a periodic basis throughout software development cycles and reviews development budgets, milestones, sales scenarios, expected return on investment analysis, and launch plans. The committee also conducts retrospective reviews to assess performance versus projections. We believe this new process will improve the competitiveness and profitability of our titles.

  5.
  We are aggressively pursuing resolution of our outstanding legal and regulatory matters. We remain in contact with the regulatory agencies to assure them of our continued cooperation. In November 2007, we announced the preliminary settlement of all consumer class action lawsuits pending against us in connection with the "Hot Coffee Modification" that could be used by consumers to alter the content of our Grand Theft Auto: San Andreas video game.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. We base our estimates, assumptions and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual amounts could differ significantly from these estimates.

We have identified the policies below as critical to our business operations and the understanding of our financial results and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements included in Item 8. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

We recognize revenue upon the transfer of title and risk of loss to our customers. We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition" in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, "Revenue Recognition." Accordingly, we recognize revenue for software when there is (1) persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms. Advances received for licensing and exclusivity arrangements are reported on the balance sheet as deferred revenue until we meet our performance obligations, at which point we recognize the revenue.

Some of our software products provide limited online functionality at no additional cost to the consumer. Currently, none of our products requires an internet connection for use, and online functionality is perceived to be of only incidental value to the software product itself. When such functionality is offered to the consumer, we do not provide ongoing technical support for gameplay. Accordingly, we consider such features to be insignificant deliverables and do not defer revenue related to products containing online features.

Some of our software products include in-game advertising for third party products. Up front payments received for in-game advertising are reported on the balance sheet as deferred revenue until we meet our performance obligations, at which point we recognize the revenue, which is generally at the time of the initial release of the product.

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

Software Development Costs

We utilize both internal development teams and third party software developers to develop the titles we publish.

We capitalize internal software development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles), third party production and other content costs, subsequent to establishing technological feasibility of a software title. Technological feasibility of a product includes the completion of both technical design documentation and game design documentation. Amortization of such capitalized costs is recorded on a title-by-title basis in cost of goods sold (software development costs) using (1) the proportion of current year revenues to the total revenues expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated useful life of the title, whichever is greater.

We have established an internal royalty program that allows certain of our employees to participate in the success of software titles that they assist in developing. Royalties earned by employees under this program are recorded to cost of goods sold as they are incurred.

We frequently enter into agreements with third party developers that require us to make advance payments for game development and production services. In exchange for our advance payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements allow us to fully recover the advance payments to the developers at an agreed royalty rate earned on the subsequent retail sales of such software, net of any agreed costs. We capitalize all advance payments to developers as software development. On a product-by-product basis, we reduce software development costs and record a corresponding amount of research and development expense for any costs incurred by third party developers prior to establishing technological feasibility of a product. We typically enter into agreements with third party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed developer contract as research and development expense. We also generally contract with third party developers that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

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

At each balance sheet date, or earlier if an indicator of impairment exists, we evaluate the recoverability of capitalized software costs, advance development payments and any other unrecognized minimum commitments that have not been paid, using an undiscounted future cash flow analysis, and charge any amounts that are deemed unrecoverable to cost of goods sold. We use various measures to estimate future revenues for our software titles, including past performance of similar titles and orders for titles prior to their release. For sequels, the performance of predecessor titles is also taken into consideration.

Prior to establishing technological feasibility, we expense research and development costs as incurred.

Licenses

Licenses consist of payments and guarantees made to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products. Agreements with rights holders generally provide for guaranteed minimum royalty payments for use of their intellectual property. Guaranteed minimum payments are initially recorded as an asset (licenses) and as a liability (accrued licenses) upon execution of a licensing agreement, provided that no significant performance remains to be completed by the licensor. When significant performance remains to be completed by the licensor, we record payments when actually paid.

Certain licenses, especially those related to our sports products, extend over multi-year periods and encompass multiple game titles. In addition to guaranteed minimum payments, these licenses frequently contain provisions that could require us to pay royalties to the license holder, based on pre-agreed unit sales thresholds.

Capitalized licensing fees are amortized as royalties in cost of goods sold on a title-by-title basis at a ratio of (1) current period revenues to the total revenues expected to be recorded over the remaining life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater. Similar to software development costs, we review our sales projections quarterly to determine the likely recoverability of our capitalized licenses as well as any unpaid minimum obligations. When management determines that the value of a license is unlikely to be recovered by product sales, capitalized licenses are charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

Asset Impairment

Business Combinations—Goodwill and Intangible Assets.    The purchase method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. The costs to acquire a business, including transaction, integration and restructuring costs, are allocated to the fair value of net assets acquired upon acquisition. Any excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill.

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

Long-lived assets.    We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

Stock-based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including, in the case of stock option awards, estimating expected stock volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

We have granted stock options, which are subject to variable accounting, to ZelnickMedia in connection with our management services agreement with them. When variable accounting is applied to stock option grants, we re-measure the intrinsic value of the unvested options at the end of each reporting period or until the options are cancelled or expire unexercised. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. As a result, changes in stock prices will change the intrinsic value of the options and compensation expense or benefit recognized in any given period.

Prior to November 1, 2005, we accounted for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, generally, no compensation expense was recognized in connection with the awarding of stock option grants to employees, provided that, as of the grant date, all terms associated with the award were fixed and the quoted market price of the stock was equal to or less than the amount an employee must pay to acquire the stock as defined. In June 2006, we undertook an internal review of historical stock option awards and determined that grant dates reported in our records for a substantial number of stock option awards issued from April 1997 through August 2003 were not the proper measurement dates for accounting purposes. Significant judgment was applied in determining new measurement dates for many of our stock option awards during that period. For fixed awards, compensation expense was measured as the excess, if any, of the quoted market price of our common stock at the date of grant over the exercise price of the option granted. Compensation expense for fixed awards was recognized ratably over the vesting period on a straight-line basis.

Income Taxes

Accounting principles generally accepted in the United States require that we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our cumulative pre-tax loss in recent fiscal years represents sufficient evidence for us to determine that the establishment of a valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets deferred tax assets associated with future tax deductions as well as carryforward items.

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

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including allocations of certain transactions to different tax jurisdictions, amounts of permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. These estimates and assumptions are revised as new events occur, more experience is acquired and additional information is obtained. The impact of these revisions is recorded in income tax expense or benefit in the period in which they become known.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 157, Fair Value Measurements("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for us on November 1, 2008. We do not expect that the adoption of SFAS 157 will have a material effect on our financial position, cash flows, or results of operations.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for us on November 1, 2007. We do not expect that the adoption of SAB 108 will have a material effect on our financial position, cash flows, or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 ("FIN 48"), to create a single model to address the accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us beginning November 1, 2007. The cumulative-effect of adopting FIN 48 will be recorded to opening retained earnings. We do not expect that the adoption of FIN 48 will have a material effect on our financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted. We have elected not to early adopt and are currently assessing the impact of SFAS 159 on our consolidated financial position and results of operations.

Fluctuations in Operating Results and Seasonality

We have experienced fluctuations in quarterly and annual operating results as a result of: the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the size and timing of acquisitions; the timing of orders from major customers; order cancellations; and delays in product shipment. Sales of our products are also seasonal, with peak shipments typically occurring in the fourth calendar quarter (our fourth and first fiscal quarters) as a result of increased demand for titles during the holiday season. Quarterly and annual comparisons of operating results are not necessarily indicative of future operating results.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our statement of operations, net revenue by geographic region, and publishing revenue by platform:

	Year Ended October 31,
	2007	2006	2005
Net revenue:
Publishing	70.5%	72.6%	70.9%
Distribution	29.5%	27.4%	29.1%

Net revenue	100.0%	100.0%	100.0%

Cost of goods sold	74.9%	79.5%	65.5%
Gross profit	25.1%	20.5%	34.5%
Selling and marketing	13.3%	13.4%	13.0%
General and administrative	15.2%	14.8%	10.4%
Research and development	4.9%	6.2%	6.1%
Business reorganization and related	1.8%	0.0%	0.0%
Impairment of long-lived assets	0.0%	1.5%	0.0%
Depreciation and amortization	2.8%	2.5%	1.8%

Total operating expenses	38.0%	38.5%	31.4%

Income (loss) from operations	(12.8)%	(18.0)%	3.2%
Interest and other, net	(0.2)%	0.3%	0.3%

Income (loss) before income taxes	(13.1)%	(17.8)%	3.5%
Income taxes	1.0%	0.0%	0.5%

Net income (loss)	(14.1)%	(17.8)%	2.9%

Net revenue by geographic region:
United States and Canada	75.3%	68.7%	68.1%
Europe, Asia Pacific and Other	24.7%	31.3%	31.9%
Publishing revenue by platform:
Console	72.2%	60.2%	78.5%
PC	13.5%	16.6%	11.5%
Handheld	11.5%	20.0%	7.7%
Accessories	2.8%	3.2%	2.3%

Years Ended October 31, 2007 and 2006

Publishing

(thousands of dollars)	2007	%	2006	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$692,341	100.0%	$753,315	100.0%	$(60,974)	(8.1)%
Product costs	248,744	35.9%	279,946	37.2%	(31,202)	(11.1)%
Software development costs and royalties	136,485	19.7%	193,539	25.7%	(57,054)	(29.5)%
Internal royalties	28,892	4.2%	40,413	5.4%	(11,521)	(28.5)%
Licenses	58,569	8.5%	52,763	7.0%	5,806	11.0%

Cost of goods sold(1)	472,690	68.3%	566,661	75.2%	(93,971)	(16.6)%

Gross profit	$219,651	31.7%	$186,654	24.8%	$32,997	17.7%

(1)
Includes $3,216 and $1,263 of stock-based compensation expense, respectively, included in software development costs and royalties.

Net revenue from our Grand Theft Auto franchise was $103.7 million lower in 2007, reflecting a decrease from the strong sales of Grand Theft Auto: Liberty City Stories for PSP and PS2 in the prior year. In addition, net revenue related to The Elder Scrolls IV: Oblivion, which was released in the second quarter of 2006, was approximately $63.1 million lower in 2007. Partially offsetting the decline in our net revenue were sales of BioShock, our new title that was released in the fourth quarter of 2007 on the Xbox 360 and PC, and which had sales of $85.1 million. In addition, revenue from our baseball titles increased by $38.2 million due to better performance of Major League Baseball 2K7 compared to its predecessor title and a greater number of product releases, including The Bigs on five platforms and MLB Power Pros on two platforms.

Although consumer demand for the PS3 system did not increase as quickly as anticipated in 2007, revenue for our titles for that platform accounted for $66.2 million, or 9.6%, of our net publishing revenue in the current year. Nintendo's Wii system sold at a stronger than expected rate in 2007; our software sales for the Wii system accounted for $35.5 million, or 5.1%, of our net publishing revenue in 2007. Software sales for the Xbox 360 accounted for 29.7% of net revenue and increased $31.2 million, or 17.9%, again reflecting the 2007 sales of BioShock for this platform of $63.1 million, offset by a decrease of $34.4 million in sales of The Elder Scrolls IV: Oblivion. Software sales for the PSP handheld system decreased $68.9 million in 2007, primarily due to the strong sales of Grand Theft Auto: Liberty City Stories in 2006. Sales for the PS2 and Xbox prior-generation systems decreased $81.2 million due to the continuing hardware transition and increased availability of the PS3 and Xbox 360. We have also continued to reduce prices of our software titles for the PS2 and Xbox platforms as the next-generation hardware installed base grows. Software sales for PC declined $31.6 million, or 25.3%, primarily due to a $28.7 million decrease in revenue for sales of The Elder Scrolls IV: Oblivion for PC, and a $14.1 million decrease in sales of our Civilization series, both of which were released in 2006. The decrease was partially offset by sales of BioShock for the PC of $22.0 million in 2007.

Product costs as a percentage of net revenue remained relatively consistent compared to the prior year. Software development costs decreased in 2007, reflecting the above average external royalty costs for The Elder Scrolls IV: Oblivion and approximately $18.8 million of impairment charges for unreleased titles in 2006. We recorded $4.1 million of impairment charges for unreleased titles in 2007. In addition, in 2007 we were able to realize a significant increase in the gross profit margin of our internally developed titles, particularly BioShock and our sports products. Both Major League Baseball 2K7 and our NBA 2K series had significantly higher gross margins than their predecessor games due to higher revenues on a comparable amount of software development costs. Internal royalty expense was lower as a percentage of net revenue in 2007 as a result of fewer Rockstar titles being released and significantly lower sales of Grand Theft Auto products. License expense was a greater percentage of net revenue in 2007, reflecting the releases of Fantastic Four: Rise of the Silver Surfer, All-Pro Football 2K8, Ghost Rider and The Darkness, compared to The Da Vinci Code, Torino 2006 and 24: The Game in the prior year. Sports licensing costs, however, were a lower percentage of net revenue, particularly for our baseball titles where we had a greater number of products released and higher overall revenues than in the prior year. We expect to realize increasing margins in fiscal 2008 with the release of internally developed, wholly-owned titles such as Grand Theft Auto IV and Midnight Club: Los Angeles.

Revenue earned from licensing our intellectual property to third parties increased to $30.8 million in 2007 from $10.9 million in 2006, primarily related to our January 2007 release of Grand Theft Auto: San Andreas for the PS2 and the July 2007 release of Grand Theft Auto: Liberty City Stories for the PSP and PS2 in Japan. We recognize substantially higher gross profit margins on revenue earned in connection with licensing our products.

Revenue earned outside of North America accounted for approximately $239.9 million in 2007 compared to $305.1 million in 2006. The year-over-year decrease was primarily attributable to a decrease in sales of The Elder Scrolls IV: Oblivion and Grand Theft Auto: Liberty City Stories from the prior year. Foreign exchange rates benefited revenue by approximately $18.7 million in 2007.

Distribution

(thousands of dollars)	2007	%	2006	%	Increase	% Increase
Net revenue	$289,450	100.0%	$284,525	100.0%	$4,925	1.7%
Cost of goods sold	262,344	90.6%	258,815	91.0%	3,529	1.4%

Gross profit	$27,106	9.4%	$25,710	9.0%	$1,396	5.4%

Distribution revenue associated with software sales for next-generation platforms increased $23.3 million, which reflected the releases of PS3 and Wii hardware in the first quarter of 2007 and the continuing increase in the installed base of the Xbox 360. Next-generation software also has higher price points than their predecessor products. We expect to see increases in sales for next-generation platforms as the installed base of the hardware continues to grow. In addition, sales of hardware increased $7.9 million, or 8.4%, due to the introduction of the PS3 and Wii systems. The increase in net revenue was partially offset by a decrease in prior-generation software sales of $14.8 million in 2007 as a result of the continued decline in sales volume and average selling price of value and front-line software titles as the gaming industry transitions to next-generation platforms. We also continue to see increased competition in the value software market. In addition, we experienced a decline in sales of our PC products of $10.0 million, or 18.5%. Foreign currency exchange rates increased net revenue by approximately $2.8 million in 2007. Gross profit margins remained relatively consistent compared to the prior year.

Operating Expenses

(thousands of dollars)	2007	% of net revenue	2006	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$130,652	13.3%	$139,250	13.4%	$(8,598)	(6.2)%
General and administrative	148,788	15.2%	154,015	14.8%	(5,227)	(3.4)%
Research and development	48,455	4.9%	64,258	6.2%	(15,803)	(24.6)%
Business reorganization and related	17,467	1.8%	—	0.0%	17,467	N/M
Impairment of long-lived assets	—	0.0%	15,608	1.5%	(15,608)	N/M
Depreciation and amortization	27,449	2.8%	26,399	2.5%	1,050	4.0%

Total operating expenses(1)	$372,811	38.0%	$399,530	38.5%	$(26,719)	(6.7)%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2007	2006
Selling and marketing	$1,232	$1,256
General and administrative	7,080	13,277
Research and development	3,735	6,135
Business reorganization and related	2,066	—

We maintained a consistent level of selling and marketing expense on a percentage of net revenue basis in 2007. The decreased expense level compared to the prior year reflects larger expenditures in 2006 for marketing and promotion for our Grand Theft Auto products. We also spent $2.5 million less in marketing at the annual E3 trade show event in 2007 as a result of the industry wide downsizing of the event compared to past years.

General and administrative expenses decreased due to lower stock-based compensation expense, reflecting cost savings associated with the departure of our former management team. We also achieved approximately $2.8 million of cost savings in 2007 as a result of our 2006 studio closures, for which we recorded $1.9 million of severance and lease termination expenses in 2006. The 2006 year also included $2.3 million related to the relocation of our international publishing headquarters to Geneva, Switzerland. Higher expenses related to information technology system improvements of approximately $2.6 million in 2007 offset the decrease in our 2007 general and administrative expenses discussed above.

General and administrative expenses for 2007 and 2006 also included occupancy expenses (primarily rent, utilities and office expenses) of $14.9 million and $15.2 million, respectively, related to our development studios.

In 2006, we recorded approximately $3.5 million of severance expense relating to the termination of research and development employees resulting from studio closures. The 2006 studio closures resulted in a reduced number of development personnel and cost savings of approximately $4.0 million in 2007. In addition, we realized higher software capitalization rates as a result of increased development work in progress for next-generation platforms.

Business reorganization and related expenses include employee termination costs of $10.1 million, primarily as a result of severance for former management and consolidating our international operations. We recorded $2.9 million of relocation and lease termination costs related to the relocation of our 2K headquarters to California. In total, we spent $4.4 million on professional fees related to the replacement of prior management and the election of five new directors to our Board of Directors at our annual stockholders' meeting (rather than the six incumbent directors nominated and recommended by our incumbent Board of Directors), $2.0 million of which was investment banking fees incurred by prior management to consider the possibility of presenting alternative proposals to our stockholders, including a potential sale of the Company. We expect to incur approximately $3.0 million of reorganization expenses in fiscal 2008.

In 2006, we recorded an impairment charge of $8.1 million related to goodwill and fixed assets at our Joytech subsidiary, a manufacturer and distributor of video game accessories, which operates within our publishing segment. The impairment charges reflected a decline in the fair value of Joytech's business resulting from increased competition and a decline in the price and sales volume of prior-generation accessories due to weaker market conditions and the ongoing transition to next-generation platforms. Additional impairment charges of approximately $7.5 million were related to the write-off of certain trademarks, acquired intangibles, investments and fixed assets. These write-offs were based on management's assessment of the future value of these assets, including future business prospects and estimated cash flows to be derived from these assets.

Interest and other, net

(thousands of dollars)	2007	%	2006	%	Increase/ (decrease)	% Increase/ (decrease)
Interest income, net	$2,274	0.2%	$2,664	0.3%	$(390)	(14.6)%
Loss on sale and deconsolidation	(4,469)	(0.5)%	—	0.0%	(4,469)	N/M
Other	34	0.0%	20	0.0%	14	70.0%

Interest and other, net	$(2,161)	(0.2)%	$2,684	0.3%	$(4,845)	(180.5)%

In September 2007, we sold substantially all of the assets, primarily inventory and accounts receivable, of our wholly-owned Joytech video game accessories subsidiary, formerly a component of our publishing segment, for approximately $3.6 million in cash. The disposition of Joytech did not involve a significant amount of assets or materially impact our operating results. We recognized a $3.1 million loss on the sale of our Joytech business.

In the fourth quarter of 2007, we recognized a loss of $1.4 million when we deconsolidated the net assets of Blue Castle Games, Inc., which was previously accounted for, in accordance with FIN 46(R), as a wholly-owned subsidiary and considered to be a variable interest entity. Blue Castle continues to develop certain of our sports titles; however, we are no longer considered to be the primary beneficiary of Blue Castle's future profits or losses.

Provision for income taxes.    Income tax expense of $10.2 million for 2007 was higher than the $0.4 million expense for 2006 due to our ability in 2006 to carry back losses to prior years, thereby taking a tax benefit for a portion of the net operating loss generated in 2006. No such carry back is available for our 2007 loss. We recorded a valuation allowance of approximately $63.5 million in 2006 and increased it by $40.6 million in 2007 based on the uncertainty of the realization of certain deferred tax assets. Our effective tax rate differed from the federal, state and foreign statutory rates primarily due to the recording of valuation allowances.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and loss per share.    For the year ended October 31, 2007, net loss was $138.4 million, compared to $184.9 million in 2006. Net loss per share for the year ended October 31, 2007 was $1.93, compared to $2.60 in 2006. Weighted average shares outstanding were relatively flat compared to the prior period and did not have a significant impact on our loss per share.

Years Ended October 31, 2006 and 2005

Publishing

(thousands of dollars)	2006	%	2005	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$753,315	100.0%	$851,862	100.0%	$(98,547)	(11.6)%
Product costs	279,946	37.2%	276,702	32.5%	3,244	1.2%
Software development costs and royalties	193,539	25.7%	98,158	11.5%	95,381	97.2%
Internal royalties	40,413	5.4%	88,182	10.4%	(47,769)	(54.2)%
Licenses	52,763	7.0%	6,281	0.7%	46,482	740.0%

Cost of goods sold(1)	566,661	75.2%	469,323	55.1%	97,338	20.7%

Gross profit	$186,654	24.8%	$382,539	44.9%	$(195,885)	(51.2)%

(1)
Includes $1,263 of stock-based compensation expense in 2006, included in software development costs and royalties.

Net revenue for the year ended October 31, 2006 decreased compared to the prior year, which included strong sales of Grand Theft Auto: San Andreas, our most popular product to date. Grand Theft Auto: San Andreas was released in October 2004 for PS2 and in June 2005 for Xbox and PC, and accounted for more than 25% of our total revenue in 2005. Net revenue from Grand Theft Auto products was $226.9 million lower in the 2006 period. In 2006, we also experienced a decline in net revenue due to weaker industry conditions, resulting largely from the transition to next-generation hardware platforms and the associated decrease in demand for prior-generation video games. Consumers often delay their software purchases in anticipation of next-generation platform launches and as a result, we reduced prices on some of our prior-generation software titles to meet diminishing demand throughout 2006. Offsetting the decrease were strong sales of The Elder Scrolls IV: Oblivion for the Xbox 360 and PC of $104.8 million in 2006. Net revenue for the years ended October 31, 2006 and 2005 includes licensing revenue of $10.9 million and $17.8 million, respectively.

We continue to derive the majority of our revenue from software that is created for video game console platforms, which accounted for 60.2% of revenue in 2006 compared to 78.5% for the comparable 2005 period. We expect our revenue mix to continue to favor game consoles. Handheld gaming platforms have also contributed significantly to our revenue, due mostly to the success of our Grand Theft Auto brand titles for the PSP.

Product costs became a greater percentage of total net revenue in 2006, as we lowered prices and earned lower margins on some of our prior-generation software titles, and continued to shift our focus to developing for next-generation gaming platforms. Software development costs and royalties as a percentage of net revenue increased in 2006 due to higher external royalty costs related to sales of externally developed software titles, particularly The Elder Scrolls IV: Oblivion. The average cost of game development increased in 2006, a trend that we expect to persist as next-generation platforms allow for more elaborate gameplay experiences. In addition, we recorded an impairment charge of $20.7 million in 2006 to write off certain product, royalty and software development costs related to game titles that we no longer intended to bring to market and therefore would not recover their capitalized value. Internal royalties were lower as a result of our significant sales of Grand Theft Auto: San Andreas in 2005. Increased license costs in 2006 reflected the first full year of our long-term, third party exclusive licensing relationships with Major League Baseball Properties and the Major League Baseball Players Association.

Operations outside of North America accounted for approximately 40.5% and 42.8% of our net revenue in 2006 and 2005, respectively. In 2006, we realized lower revenue in Europe, again reflecting the comparison to the higher sales of Grand Theft Auto: San Andreas in 2005. International revenue for 2006 primarily consisted of sales of Grand Theft Auto: Liberty City Storiesfor PSP and PS2, The Elder Scrolls IV: Oblivion for Xbox 360 and PC, Grand Theft Auto: San Andreas on multiple platforms, Grand Theft Auto: Vice City Stories for PSP and Prey for Xbox 360 and PC.

Foreign currency exchange rates benefited net revenue by approximately $6.0 million in 2006.

Distribution

(thousands of dollars)	2006	%	2005	%	Decrease	% Decrease
Net revenue	$284,525	100.0%	$349,358	100.0%	$(64,833)	(18.6)%
Cost of goods sold	258,815	91.0%	317,055	90.8%	(58,240)	(18.4)%

Gross profit	$25,710	9.0%	$32,303	9.2%	$(6,593)	(20.4)%

Our distribution revenue is derived from the sale of third party software titles, hardware and accessories. The decrease in distribution revenue in 2006 reflected increased competition and a decline in the sales volume and average selling prices of value and front-line software titles, as our industry transitioned to next-generation platforms. The decline in sales of software titles was partially offset by an increase in hardware sales and peripherals, largely due to the launch of Microsoft's Xbox 360 in the first quarter of fiscal 2006. Foreign currency exchange rates decreased net revenue by approximately $4.7 million in 2006. Gross margins remained consistent year over year.

Operating Expenses

(thousands of dollars)	2006	% of net revenue	2005	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$139,250	13.4%	$156,668	13.0%	$(17,418)	(11.1)%
General and administrative	154,015	14.8%	124,416	10.4%	29,599	23.8%
Research and development	64,258	6.2%	73,724	6.1%	(9,466)	(12.8)%
Impairment of long-lived assets	15,608	1.5%	—	0.0%	15,608	N/M
Depreciation and amortization	26,399	2.5%	22,016	1.8%	4,383	19.9%

Total operating expenses(1)	$399,530	38.5%	$376,824	31.4%	$22,706	6.0%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2006	2005
Selling and marketing	$1,256	$3,282
General and administrative	13,277	5,782
Research and development	6,135	7,077

We maintained a consistent level of selling and marketing expense as a percentage of net revenue in 2006 by decreasing overall spending compared to the prior year, which contained substantial marketing and promotion expenses for Grand Theft Auto: San Andreas. In 2006, we also spent $6.5 million less on in-store promotional advertising and reduced by $1.4 million our expenses incurred at E3, an annual industry trade exhibition. The decrease was also due to lower personnel expenses, primarily resulting from a reduction in incentive compensation of $2.0 million, consistent with our decreased revenues and net profits in 2006. Partially offsetting our decrease in selling and marketing expenses for the year ended October 31, 2006 were increases in advertising and promotion of our 2K Sports games, particularly Major League Baseball 2K6.

General and administrative expense increased in 2006, primarily due to an increase in personnel costs of $11.6 million, which included approximately $6.9 million of expense related to the adoption of

SFAS 123(R) on November 1, 2005. We also incurred incremental severance costs of $0.6 million in the second and third fiscal quarters of 2006 in connection with our cost savings plans, which included three studio closures. The increase in stock-based compensation in 2006 was partially offset by a decrease in incentive compensation of $2.9 million, consistent with our decreased revenue and net profits in 2006.

Operating expenses in 2006 reflected a full year of general and administrative expenses related to our 2005 acquisitions, resulting in approximately $1.0 million of additional occupancy and related expenses compared to the prior year. In addition, as a result of various ongoing legal matters, including a review of our stock option grants and process improvement projects, we incurred an incremental $4.6 million in professional fees in 2006. In 2006, general and administrative expenses also increased for lease termination fees of $1.3 million incurred in connection with the closure of development studios, additional insurance expense of $3.1 million and costs for information technology system improvements of $2.8 million. General and administrative expenses for 2006 and 2005 also included occupancy expenses (primarily rent, utilities and office expenses) of $15.2 million and $9.0 million, respectively, for our development studios.

The decrease in research and development expense in 2006 was primarily attributable to studio closures and lower personnel costs, which decreased by approximately $7.2 million. Lower incentive compensation in 2006 of $8.3 million, consistent with decreased revenue and net profits in 2006, and a greater percentage of salary and related costs for our software development personnel being capitalized, resulted in lower compensation expense than in 2005. Production expenses also decreased by $1.8 million in 2006 as more of our titles reached the technological feasibility stage of development. Employee severance costs of $3.5 million incurred in connection with the closure of development studios and a full year of expenses related to our 2005 business acquisitions offset our $7.9 million decrease in research and development costs in 2006.

A substantial portion of our development costs are capitalized once software development projects reach technological feasibility, which is relatively early in the development process. Such costs are subsequently amortized as cost of goods sold commencing with the initial release of the title. Amounts earned under our internal royalty program, which are based on product sales, are expensed as incurred in cost of goods sold. During 2006, $8.1 million of equity compensation recorded in connection with SFAS 123(R), which is directly related to the completion and release of our titles, was capitalized as software development costs. Such costs are amortized as cost of goods sold upon release of the title.

We recorded impairment charges of approximately $15.6 million in 2006, related to the write-off of goodwill and fixed assets at our Joytech subsidiary as well as other intangibles. The impairment charges were based on management's assessment of the future value of these assets, including future business prospects and estimated cash flows to be derived from these assets.

Depreciation and amortization expense increased in 2006 as we upgraded and improved software systems and recorded a full year of expense related to the fixed assets and leasehold improvements acquired in connection with our development studio purchases in 2005 and 2006.

Provision for income taxes.    Income tax expense was $0.4 million for 2006 compared to $6.4 million for 2005. The income tax expense recorded against our net loss in 2006 was primarily a result of a $63.5 million increase in our valuation allowance that was recorded in accordance with SFAS 109 to reduce our deferred tax assets, which increased our net loss per share by approximately $0.89. The valuation allowance was primarily recorded due to uncertainty regarding the realization of deferred tax assets attributable to our net operating loss carryforwards. As a result of the significant adjustment to our valuation allowance during 2006, our effective tax rate was 0.2% for the full year, compared to 15.4% in the prior year, which was impacted by additional reserves recorded for product returns primarily related to our North American retail inventory of Grand Theft Auto: San Andreas.

We adopted SFAS 123(R) on November 1, 2005, which requires, among other items, the recognition of stock option expense in the results of operations. As a result of the adoption of SFAS 123(R), the income tax effects of compensatory stock options are included in the computation of the income tax expense (benefit), and deferred tax assets and liabilities, subject to certain prospective adjustments to stockholders' equity for the differences between the income tax effects of expenses recognized in the results of operations and the related amounts deducted for income tax purposes. Prior to our adoption of SFAS 123(R), the tax benefits relating to the income tax deductions for compensatory stock options were recorded directly to stockholders' equity.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income (loss) and earnings (loss) per share.    For the year ended October 31, 2006, net loss was $184.9 million, or $2.60 per share, compared to net income of $35.3 million or $0.50 per diluted share, for the year ended October 31, 2005, resulting from the changes referred to above and a higher number of weighted average shares outstanding, which reflects shares issued in connection with stock-based compensation arrangements and business acquisitions. The review of stock option granting practices performed by us and the Special Committee resulted in a $1.3 million reduction in net income, or $0.02 per diluted share in 2006, compared to a reduction in net income of $1.9 million, or $0.03 per diluted share in 2005.

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

In July 2007, we entered into a credit agreement with Wells Fargo Foothill, Inc. (the "Credit Agreement"), which provided for a revolving credit facility in an amount equal to the lesser of (a) $100.0 million and (b) the borrowing base, which consists of the sum of 85% of eligible accounts receivable (net of certain reserves), plus 65% of eligible inventory (net of certain reserves), plus $25.0 million. Amounts outstanding under the Credit Agreement were secured by substantially all of our U.S. based assets and the equity of our domestic subsidiaries. As of October 31, 2007, we had borrowed $18.0 million and had $72.0 million available for borrowings under the Credit Agreement. We had $10.0 million of letters of credit outstanding at October 31, 2007. As of October 31, 2007, we were in compliance with all covenants and requirements in the Credit Agreement.

In November 2007, we entered into an amended and restated credit agreement with Wells Fargo Foothill, Inc. (the "Amended Credit Agreement"), which increased the principal amount of our revolving credit facility from $100.0 million to $140.0 million. The Amended Credit Agreement provides for a borrowing base, which restricts our ability to borrow to the sum of (a) $40.0 million and (b) the sum of 85% of U.S. eligible accounts receivable (net of certain reserves) and the lesser of 65% of U.S. eligible inventory (net of certain reserves) or $50.0 million. The Amended Credit Agreement separately provides for borrowings by certain of our United Kingdom subsidiaries (the "U.K. Subfacility"), in an amount equal to the lesser of (a) $25.0 million or (b) the U.K. borrowing base, which consists of the sum of 85% of the eligible accounts receivable (net of certain reserves) of our United Kingdom subsidiaries, plus the lesser of 50% of the eligible inventory of our United Kingdom subsidiaries and $4.0 million. Amounts drawn on the U.K. Subfacility reduce the principal amount that we are able to borrow in the U.S., provided that the U.S. borrowing base allows for at least $100.0 million in borrowings.

Amounts outstanding under the Amended Credit Agreement are secured by all of our assets and the equity of our subsidiaries based in the U.S. and U.K. Revolving loans under the Amended Credit

Agreement bear interest at our election of (a) 1.00% to 1.25% above a certain base rate, or (b) 2.25% to 2.50% above the LIBOR Rate, with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a fee of 0.375% on the unused available balance. The Amended Credit Agreement matures on July 3, 2012.

The Amended Credit Agreement contains customary restrictions and remedies for events of default. Beginning in January 2008, the Amended Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing 12 month period, if the liquidity of our operations (including available borrowings under the Amended Credit Agreement) falls below $30.0 million, based on a 30-day average.

As of October 31, 2007 and 2006, amounts due from our five largest customers comprised approximately 54.4% and 45.4% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 41.9% and 36.4% of such balance at October 31, 2007 and 2006, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

Generally, we have been able to collect our accounts receivable in the ordinary course of business. We do not hold any collateral to secure payment from customers and our receivables are generally not covered by insurance. However, from time to time we purchase insurance from financial institutions on our accounts receivable, with certain limits, to help protect us from loss in the event of a customer's bankruptcy or insolvency.

We are subject to credit risks, particularly if any of our receivables represent a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due, it could adversely affect our liquidity and working capital position and we would be required to increase our provision for doubtful accounts.

We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Generally, these include:

  •
  Agreements to acquire licenses to intellectual property such as trademarks, copyrights and technology for use in the publishing, marketing and distribution of our software titles. Our licensing and marketing commitments primarily reflect agreements with major sports leagues and players' associations and expire at various times through October 2012;

  •
  Contractual advances and royalty payments to third party software developers that expire at various times through December 2009. Guaranteed minimum payments assume satisfactory performance;

  •
  Operating leases, primarily related to occupancy, furniture and equipment, expiring at various times through June 2015; and

  •
  Distribution agreements to purchase third party software games that require guaranteed minimum payments through October 2008.

A summary of annual minimum contractual obligations and commitments as of October 31, 2007 is as follows (in thousands of dollars):

	Licensing and Marketing	Software Development	Operating Leases	Distribution	Line of Credit	Total
2008	$69,664	$29,308	$16,851	$9,452	$—	$125,275
2009	58,567	12,534	16,302	—	—	87,403
2010	51,997	1,000	14,334	—	—	67,331
2011	49,506	—	12,978	—	—	62,484
2012	50,083	—	11,083	—	18,000	79,166
Thereafter	—	—	13,140	—	—	13,140

Total	$279,817	$42,842	$84,688	$9,452	$18,000	$434,799

In addition to the cash commitments above, we have also entered into acquisition agreements that contain provisions for contingent cash consideration subject to certain acquired companies achieving agreed upon financial or unit sales goals. The amount and timing of these payments are currently not fixed or determinable. See Note 3 to the Consolidated Financial Statements for a full discussion of our potential acquisition commitments.

We believe that our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months. In addition, management believes it has the ability, if necessary, to implement further restructuring activities that would substantially reduce personnel and personnel-related costs, reduce capital expenditures, reduce research and development expenditures and/or reduce selling and marketing expenditures. Management also believes it has the ability to obtain additional financing, if necessary.

Our cash and cash equivalents decreased by $54.7 million for the year ended October 31, 2007 as follows:

	Year Ended October 31,
(thousands of dollars)
	2007	2006	2005
Cash (used for) provided by operating activities	$(64,045)	$43,362	$39,980
Cash (used for) investing activities	(24,611)	(25,275)	(91,034)
Cash provided by financing activities	25,694	2,971	6,223
Effects of exchange rates on cash and cash equivalents	8,239	4,227	(3,069)

Net (decrease) increase in cash and cash equivalents	$(54,723)	$25,285	$(47,900)

At October 31, 2007 we had $77.8 million of cash and cash equivalents, compared to $132.5 million at October 31, 2006. Our decrease in cash and cash equivalents from October 31, 2006 was primarily a result of cash used for operating activities. In 2007, our net loss was partially offset by non-cash expenses and a decrease in working capital, primarily due to reduced revenue levels. Increased software development costs and licenses reduced cash flow from operating activities as we continued to prepare for the major releases of Grand Theft Auto IV and Midnight Club: Los Angeles in fiscal 2008 and inventory increased due to the higher installed base of next-generation platforms and related software demand.

Our cash flow from operations was also impacted by payments for professional fees related to our stock option investigation. During the year ended October 31, 2007, we paid approximately $14.0 million related to such matters. In addition, we used $13.9 million of cash in the year ended October 31, 2007 for our business reorganization initiatives, mainly for severance and lease termination costs and professional fees related to our change in senior executive management and consolidating our international and 2K operations. We expect to incur further cash obligations in 2008 as we continue to take actions to improve our cost structure.

Cash used for investing activities consisted primarily of capital expenditures in 2007, which decreased compared to the prior period. Purchases of fixed assets reflect the continuous investment in programming and development equipment, high-definition monitors and leasehold improvements at certain of our studios. We also made cash payments of $5.8 million for prior year acquisitions. The cash payments were partially offset by $2.8 million of cash received from the sale of our Joytech subsidiary.

Cash provided by financing activities reflected the cash received from our line of credit of $18.0 million and the exercise of stock options in 2007, which was higher than the amount received in 2006 as a result of a higher average stock price during 2007 and trading restrictions imposed as a result of our stock option investigation in the prior year. These cash receipts were offset by cash paid for debt issuance costs in connection with our Credit Agreement in the third quarter of 2007.

Cash and cash equivalents increased $8.2 million in 2007 as a result of foreign currency exchange translation.

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia and Asia. For 2007 and 2006, approximately 31.3% and 39.4%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. We had an outstanding loan balance of $18.0 million under our Credit Agreement as of October 31, 2007. As of October 31, 2007, we had $10.0 million of letters of credit outstanding. Under the Credit Agreement, the outstanding balance bears interest at our election of (a) 0.50% to 1.00% above a certain base rate (7.50% at October 31, 2007), or (b) 1.75% to 2.25% above the LIBOR rate (weighted average rate of 7.62% at October 31, 2007), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense. For instance, if the LIBOR rate were to increase or decrease one percentage point (1.0%), our expected annual interest expense would change by approximately $0.2 million based on our outstanding balance as of October 31, 2007.

In November 2007, we entered into an amended and restated credit agreement with Wells Fargo Foothill, Inc. Revolving loans under the new agreement bear interest at our election of (a) 1.00% to 1.25% above a certain base rate, or (b) 2.25% to 2.50% above the LIBOR Rate, with the margin rate subject to the achievement of certain average liquidity levels.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the year ended October 31, 2007, our foreign currency translation adjustment gain was approximately $28.0 million. The foreign exchange transaction gain recognized in our statement of operations for the year ended October 31, 2007 was $1.6 million.

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data appear in a separate section of this report following Part IV. We provide details of our valuation and qualifying accounts in "Note 17—Supplementary

Financial Information" to the consolidated financial statements. All schedules have been omitted since the information required to be submitted has been included on the consolidated financial statements or notes thereto or has been omitted as not applicable or not required.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Upon the approval of the Audit Committee of the Board of Directors of the Company, on April 4, 2006, the Company dismissed PricewaterhouseCoopers LLP ("PwC") as our independent registered public accounting firm.

During the Company's fiscal years ended October 31, 2005 and 2004 and through April 4, 2006 there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years. PwC's reports on the Company's financial statements for the fiscal years ended October 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's fiscal years ended October 31, 2005 and 2004 and through April 4, 2006, there have been no reportable events as set forth in Item 304 (a)(1)(v) of Regulation S-K except as follows:

As more fully disclosed in Item 9A of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2005, the Company had identified the following material weaknesses in the Company's internal control over financial reporting as of October 31, 2005:

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

On April 4, 2006, the Audit Committee of our Board of Directors appointed Ernst & Young LLP ("E&Y") as our independent registered public accounting firm to audit our financial statements. During the three months ended January 31, 2006 and through April 4, 2006, neither we nor anyone on our behalf consulted with E&Y regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us by E&Y that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of October 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2007. Our independent registered public accounting firm, E&Y, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 57 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting identified in management's evaluation during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Director" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2008. The Company intends to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before February 28, 2008). The Company's Code of Business Conduct and Ethics applicable to its directors and all employees, including senior financial officers, is available on the Company's website at www.take2games.com. If the Company makes any amendments to its Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation and Related Information" in the Company's Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" in the Company's Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Report:

(i)
Financial Statements. See Index to Financial Statements on page 55 of this Report.

(ii)
Financial Statement Schedule. See Note 17 to the Consolidated Financial Statements.

(iii)
Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	2/12/04	3.1
3.1.1	Certificate of Designation, dated March 11, 1998	10-K	2/12/04	3.1.1
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/04	3.1.2
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/04	3.1.3
3.2	Amended and Restated By-laws of Take-Two Interactive Software, Inc.	8-K	4/4/07	99.3
3.2.1	Amendment dated March 16, 2007 to the Registrant's Bylaws.	8-K	3/22/07	3(ii)
3.2.2	Amendment dated April 10, 2007 to the Registrant's Bylaws.	8-K	4/13/07	3(ii)
10.1	2002 Stock Option Plan+	10-Q	9/8/05	10.2
10.2	Incentive Stock Plan+	10-Q	9/8/05	10.1
10.3	Amendment to Employment Agreement, dated February 28, 2007, by and between the Company and Karl H. Winters	10-K	2/28/07	10.5
10.4	Employment Agreement dated February 28, 2007 between the Company and Seth Krauss.	8-K	3/6/07	10.1
10.5	Separation Agreement and General Release between Take-Two Interactive Software, Inc. and Paul Eibeler dated April 4, 2007.	8-K	4/4/07	99.2
10.6	Management Agreement between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation dated March 30, 2007.	8-K	4/4/07	99.1
10.7	Separation Agreement and General Release between Take-Two Interactive Software, Inc. and Karl H. Winters dated April 13, 2007.	8-K	4/13/07	99.1
10.8	Employment Agreement between Take-Two Interactive Software, Inc. and Lainie Goldstein dated July 16, 2007.	8-K	7/17/07	10.1
10.9	Amendment dated July 26, 2007 to the Management Agreement dated March 30, 2007 between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation.	8-K	7/27/07	99.1
10.10	Licensed Publishing Agreement dated April 1, 2000 between Sony Computer Entertainment America, Inc. and the Company*	8-K	5/8/02	99.1

10.11	Xbox Publisher License Agreement dated December 14, 2000 between Microsoft Corporation and the Company*	10-K	2/12/02	10.9
10.12	Confidential License Agreement for Nintendo Game Cube dated September 24, 2001 between Nintendo of America, Inc. and the Company*	10-K	2/12/02	10.10
10.13	Confidential License Agreement for the Wii Console dated August 20, 2007, between Nintendo of America Inc. and the Company.*	10-Q	9/10/07	10.1
10.14	Credit Agreement dated as of July 3, 2007, by and among Take-Two Interactive Software, Inc. and each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the Lenders that are signatory thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent.	8-K	7/9/07	10.1
10.15	Security Agreement dated as of July 3, 2007, made by each of the Grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers.	8-K	7/9/07	10.2
10.16	Amended and Restated Credit Agreement dated as of November 16, 2007, by and among Take-Two Interactive Software, Inc. and each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the Lenders that are signatory thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent.	8-K	11/20/07	99.1
10.17	Supplement to Security Agreement dated as of November 16, 2007, made by each of the grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers.	8-K	11/20/07	99.2
10.18	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002	10-Q	9/16/02	10.2
10.19	Form of Stock Option Grant Letter	10-K	1/31/06	10.15
10.20	Xbox 360 Publisher License Agreement dated November 17, 2006, between Microsoft Licensing, GP and the Company	10-Q	6/9/06	10.1
10.21	Agreement among Robert Flug, Oliver R. Grace, Jr., Todd Emmel, Steven Tisch and Mark Lewis and the Company	8-K	2/23/07	10.1
10.22	Employment Agreement dated November 16, 2007 between the Company and Gary Dale				X
10.23	Form of Restricted Stock Award Letter—Directors				X
10.24	Form of Restricted Stock Award Letter—Employees				X
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X
23.2	Consent of PricewaterhouseCoopers LLP				X

31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+
Represents a management contract or compensatory plan or arrangement.

*
Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
YEAR ENDED OCTOBER 31, 2007

INDEX TO FINANCIAL STATEMENTS

(All other items in this report are inapplicable)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Take-Two Interactive Software, Inc. at October 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 13 to the consolidated financial statements, effective November 1, 2005, Take-Two Interactive Software, Inc. adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Take-Two Interactive Software, Inc.'s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

December 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited Take-Two Interactive Software, Inc.'s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Take-Two Interactive Software, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Take-Two Interactive Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Take-Two Interactive Software, Inc. as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended October 31, 2007 of Take-Two Interactive Software, Inc. and our report dated December 20, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

December 20, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

In our opinion, the accompanying consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Take-Two Interactive Software, Inc. for the year ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

January 31, 2006, except for the effects of the restatement discussed in Note 2 and the change in segments discussed in Note 15 of the consolidated financial statements included in the Annual Report on Form 10-K for the year ended October 31, 2006, not included herein, as to which the date is February 28, 2007.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	October 31, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$77,757	$132,480
Accounts receivable, net of allowances of $63,324 and $91,509 at October 31, 2007 and October 31, 2006, respectively	104,937	143,199
Inventory	99,331	95,520
Software development costs and licenses	141,441	85,207
Prepaid taxes and taxes receivable	40,316	60,407
Prepaid expenses and other	34,741	28,060

Total current assets	498,523	544,873

Fixed assets, net	44,986	47,496
Software development costs and licenses, net of current portion	34,465	31,354
Goodwill	204,845	187,681
Other intangibles, net	31,264	43,248
Other assets	17,060	14,154

Total assets	$831,143	$868,806

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$128,782	$123,947
Accrued expenses and other current liabilities	146,835	128,282
Deferred revenue	36,544	11,317

Total current liabilities	312,161	263,546

Deferred revenue	25,000	50,000
Line of credit	18,000	—
Other long-term liabilities	4,828	4,868

Total liabilities	359,989	318,414

Commitments and contingencies
Stockholders' Equity:
Common Stock, $.01 par value, 100,000 shares authorized; 74,273 and 72,745 shares issued and outstanding at October 31, 2007 and October 31, 2006, respectively	743	727
Additional paid-in capital	513,297	482,104
Retained earnings (accumulated deficit)	(77,747)	60,659
Accumulated other comprehensive income	34,861	6,902

Total stockholders' equity	471,154	550,392

Total liabilities and stockholders' equity	$831,143	$868,806

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended October 31,
	2007	2006	2005
Net revenue	$981,791	$1,037,840	$1,201,220

Cost of goods sold	735,034	825,476	786,378

Gross profit	246,757	212,364	414,842
Selling and marketing	130,652	139,250	156,668
General and administrative	148,788	154,015	124,416
Research and development	48,455	64,258	73,724
Business reorganization and related	17,467	—	—
Impairment of goodwill and long-lived assets	—	15,608	—
Depreciation and amortization	27,449	26,399	22,016

Total operating expenses	372,811	399,530	376,824

Income (loss) from operations	(126,054)	(187,166)	38,018

Interest and other, net	(2,161)	2,684	3,702

Income (loss) before income taxes	(128,215)	(184,482)	41,720
Income taxes	10,191	407	6,406

Net income (loss)	$(138,406)	$(184,889)	$35,314

Earnings (loss) per share:
Basic	$(1.93)	$(2.60)	$0.51
Diluted	$(1.93)	$(2.60)	$0.50
Weighted average shares outstanding:
Basic	71,860	71,012	69,859
Diluted	71,860	71,012	70,882

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended October 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$(138,406)	$(184,889)	$35,314

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization and write-off of software development costs and licenses	109,891	147,832	81,959
Depreciation and amortization of long-lived assets	27,449	26,399	22,016
Impairment of goodwill and long-lived assets	—	15,608	—
Amortization and write-off of intellectual property	8,626	10,500	11,838
Stock-based compensation	17,329	21,931	16,141
Provision (benefit) for deferred income taxes	(1,718)	17,360	(5,910)
Tax benefit from exercise of stock options	—	—	8,534
Payment for SEC settlement	—	—	(7,500)
Foreign currency transaction gain and other	(1,656)	(2,070)	(1,546)
Loss on sale and deconsolidation	4,469	—	—
Changes in assets and liabilities, net of effect from purchases and disposal of businesses:
Accounts receivable, net	39,159	56,651	81,919
Inventory	(10,203)	40,707	18,099
Software development costs and licenses	(163,859)	(143,248)	(138,609)
Prepaid expenses, other current and other non-current assets	18,270	(30,086)	(9,769)
Accounts payable, accrued expenses, deferred revenue and other liabilities	26,604	66,667	(72,506)

Total adjustments	74,361	228,251	4,666

Net cash (used for) provided by operating activities	(64,045)	43,362	39,980

Investing activities:
Purchase of fixed assets	(21,594)	(25,084)	(29,031)
Acquisition of intangible assets	—	—	(24,250)
Cash received from sale of business	2,778	—	—
Payments for purchases of businesses, net of cash acquired	(5,795)	(191)	(37,753)

Net cash used for investing activities	(24,611)	(25,275)	(91,034)

Financing activities:
Proceeds from exercise of options	9,503	2,808	31,223
Borrowings on line of credit	18,000	—	—
Payment of debt issuance costs	(1,809)	—	—
Excess tax benefit on exercise of stock options	—	163	—
Purchase of treasury stock	—	—	(24,929)
Other	—	—	(71)

Net cash provided by financing activities	25,694	2,971	6,223

Effects of exchange rates on cash and cash equivalents	8,239	4,227	(3,069)

Net (decrease) increase in cash and cash equivalents	(54,723)	25,285	(47,900)
Cash and cash equivalents, beginning of year	132,480	107,195	155,095

Cash and cash equivalents, end of year	$77,757	$132,480	$107,195

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended October 31,
	2006	2005
Supplemental information of businesses acquired:
Fair value of assets acquired
Current assets	$112	$961
Non-current assets	421	1,911
Intangible assets	5,644	14,170
Goodwill	12,419	45,016
Less, liabilities assumed
Current liabilities	(200)	(5,451)
Deferred income taxes	(1,620)	(3,192)

Net assets of businesses acquired, excluding cash	$16,776	$53,415

Net cash paid for businesses acquired	$191	$37,753
Additional consideration in connection with acquisitions	4,085	7,819
Deferred contingent consideration	—	5,843
Issuance of common stock in connection with acquisitions	12,500	2,000

Total consideration	$16,776	$53,415

	Years Ended October 31,
	2007	2006	2005
Supplemental data:
Interest paid	$895	$1,028	$281
Income taxes paid (received)	(13,439)	9,875	38,350
Issuance of warrants to licensor	—	—	1,183

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Deferred Compensation			Total Stockholders' Equity
	Shares	Amount
Balance, November 1, 2004	68,159	$682	$418,450	$(5,922)	$210,234	$6,354	$629,798

Net income	—	—	—	—	35,314	—	35,314
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	(5,668)	(5,668)

Comprehensive income	—	—	—	—	—	—	29,646

Purchase of treasury shares, retired	(925)	(9)	(24,920)	—	—	—	(24,929)
Exchange of treasury shares, retired	(367)	(4)	(8,307)	—	—	—	(8,311)
Proceeds from exercise of stock options and warrants	2,753	27	31,196	—	—	—	31,223
Amortization of deferred compensation	—	—	—	16,141	—	—	16,141
Issuance of common stock in connection with acquisition	82	1	1,999	—	—	—	2,000
Issuance of compensatory stock and stock options	965	10	23,335	(22,800)	—	—	545
Tax benefit from exercise of stock options	—	—	8,534	—	—	—	8,534
Issuance of warrants to licensor	—	—	1,183	—	—	—	1,183

Balance, October 31, 2005	70,667	707	451,470	(12,581)	245,548	686	685,830

Net loss					(184,889)		(184,889)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	6,216	6,216

Comprehensive loss	—	—	—	—	—	—	(178,673)

Reclassification of deferred compensation in connection with the adoption of SFAS 123(R)	—	—	(12,581)	12,581	—	—	—
Proceeds from exercise of stock options	273	2	2,806	—	—	—	2,808
Stock-based compensation related to compensatory stock options			16,883				16,883
Amortization of restricted stock			11,530				11,530
Issuance of common stock in connection with acquisition	679	7	12,493	—	—	—	12,500
Issuance of restricted stock, net of forfeitures and cancellations	1,126	11	328	—	—	—	339
Income tax effect of net stock option cancellations and forfeitures			(825)				(825)

Balance, October 31, 2006	72,745	727	482,104	—	60,659	6,902	550,392

Net loss					(138,406)		(138,406)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	27,959	27,959

Comprehensive loss	—	—	—	—	—	—	(110,447)

Proceeds from exercise of stock options	679	7	10,174	—	—	—	10,181
Stock-based compensation related to compensatory stock options	—	—	10,086	—	—	—	10,086
Stock-based compensation related to Zelnick agreement	—	—	1,283	—	—	—	1,283
Amortization of restricted stock	—	—	14,040	—	—	—	14,040
Issuance of restricted stock, net of forfeitures and cancellations	849	9	(2,342)	—	—	—	(2,333)
Income tax effect of stock option cancellations and forfeitures	—	—	(2,048)	—	—	—	(2,048)

Balance, October 31, 2007	74,273	$743	$513,297	$—	$(77,747)	$34,861	$471,154

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Take-Two Interactive Software, Inc. (the "Company", "we", "us", or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment, which consists of Rockstar Games, 2K Games, 2K Sports and 2K Play, develops, markets and publishes software titles for the following leading gaming and entertainment hardware platforms:

Sony	Microsoft	Nintendo
PLAYSTATION®3	Xbox 360®	Wii™
PlayStation®2	Xbox®	DS™
PSP® (PlayStation®Portable)		Game Boy® Advance

We also develop and publish software titles for the PC. Our distribution segment, which primarily includes our Jack of All Games subsidiary, distributes our products as well as third party software, hardware and accessories to retail outlets primarily in North America.

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries and of entities for which the Company is deemed to be the primary beneficiary as defined in FASB Interpretation No. 46(R) ("FIN 46"), "Consolidation of Variable Interest Entities." All material inter-company balances and transactions have been eliminated in consolidation.

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

In July 2005, the Entertainment Software Rating Board determined that our Grand Theft Auto: San Andreas title should carry an Adults Only ("AO") rating in North America instead of the previously determined Mature ("M") rating. The re-rating of the product negatively impacted our sales, and as a result, in July 2005, we recorded a provision of $32,637 for estimated product returns. Such provision was subsequently reduced by $8,154 in the fourth quarter of fiscal 2005 after better than expected sales and lower processing costs related to product returns. The resulting impact on our consolidated results of operations in the fiscal year ended October 31, 2005 was a reduction of approximately $24,500 and $5,900 for net revenue and cost of goods sold, respectively, and a reduction of $18,600 for both gross profit and income from operations. As of October 31, 2006, the reserve for estimated product returns related to Grand Theft Auto: San Andreas was zero and no material adjustments were made to the reserve for the year then ended.

Stock Split

In April 2005, we effected a three-for-two stock split in the form of a stock dividend. Accordingly, all share and per share data in the accompanying consolidated financial statements and notes thereto give retroactive effect to the stock split.

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximates fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At October 31, 2007 we had $3,538 of cash on deposit reported as a component of prepaid expenses and other in the accompanying balance sheet because its use was restricted.

We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies. From time to time, we use forward exchange contracts to mitigate foreign currency risk associated with foreign currency assets and liabilities, primarily certain inter-company receivables and payables. We do not designate foreign currency forward contracts as hedging instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result, we mark to market our foreign currency forward contracts each period and any gains and losses are recognized in net income. At October 31, 2007, we had no outstanding foreign currency forward contracts.

Concentration of Credit Risk

We maintain cash balances at several major financial institutions. While we attempt to limit credit exposure with any single institution, balances often exceed insurable amounts.

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 51.1%, 49.4% and 40.7% of net revenue in each of the three years ended October 31, 2007, 2006, and 2005, respectively. As of October 31, 2007 and 2006, the five largest customers accounted for 54.4% and 45.4% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 41.9% and 36.4% of such balances at October 31, 2007 and 2006, respectively. Except for the largest customers noted above, all receivable balances from the remaining individual customers are less than 10% of our net receivable balance. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

Inventory, net

Inventory is stated at the lower of average cost or market. We periodically evaluate the carrying value of our inventory and make adjustments as necessary. Estimated product returns are included in the inventory balance at their cost.

Software Development Costs

We utilize both internal development teams and third party software developers to develop the titles we publish.

We capitalize internal software development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles), third party production and other content costs, subsequent to establishing technological feasibility of a software title. Technological feasibility of a product includes the completion of both technical design documentation and game design documentation. Amortization of such capitalized costs is recorded on a title-by-title basis in cost of goods sold using (1) the proportion of current year revenues to the total revenues expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated useful life of the title, whichever is greater.

We have established an internal royalty program that allows certain of our employees to participate in the success of software titles that they assist in developing. Royalties earned by employees under this program are recorded as cost of goods sold as they are incurred.

We frequently enter into agreements with third party developers that require us to make advance payments for game development and production services. In exchange for our advance payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements allow us to fully recover the advance payments to the developers at an agreed royalty rate earned on the subsequent retail sales of such software, net of any agreed costs. We capitalize all advance payments to developers as software development costs. On a product-by-product basis, we reduce software development costs and record a corresponding amount of research and development expense for any costs incurred by third party developers prior to establishing technological feasibility of a product. We typically enter into agreements with third party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. We also generally contract with third party developers that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

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

At each balance sheet date, or earlier if an indicator of impairment exists, we evaluate the recoverability of capitalized software costs, advance development payments and any other unrecognized minimum commitments that have not been paid, using an undiscounted future cash flow analysis, and charge any amounts that are deemed unrecoverable to cost of goods sold. We use various measures to estimate future revenues for our software titles, including past performance of similar titles and orders for titles prior to their release. For sequels, the performance of predecessor titles is also taken into consideration.

Prior to establishing technological feasibility, we expense research and development costs as incurred.

Licenses

Licenses consist of payments and guarantees made to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products. Agreements with license holders generally provide for guaranteed minimum royalty payments for use of their intellectual property. Guaranteed minimum payments are initially recorded as an asset (licenses) and as a liability (accrued licenses) upon execution of a licensing agreement, provided that no significant performance remains to be completed by the licensor. When significant performance remains to be completed by the licensor, we record payments when actually paid.

Certain licenses, especially those related to our sports products, extend over multi-year periods and encompass multiple game titles. In addition to guaranteed minimum payments, these licenses frequently contain provisions that could require us to pay royalties to the license holder based on pre-agreed unit sales thresholds.

Capitalized licensing fees are amortized as licenses in cost of goods sold on a title-by-title basis at a ratio of (1) current period revenue to the total revenue expected to be recorded over the remaining life of the title or (2) the contractual revenue based royalty rate as defined in the licensing agreement, whichever is greater. Similar to software development costs, we periodically review our sales projections to determine the likely recoverability of our capitalized licenses as well as any unpaid minimum obligations. When we determine that the value of a license is unlikely to be recovered by product sales, capitalized licenses are charged to cost of goods sold, based on current and expected revenue, in the period in which such determination is made. Criteria used to evaluate expected product performance and to estimate future sales for a title include: historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based.

Fixed Assets, net

Office equipment, furniture and fixtures are depreciated using the straight-line method over their estimated useful life of five years. Computer equipment and software are generally depreciated using the straight-line method over three years. Leasehold improvements are amortized over the lesser of the term of the related lease or seven years. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations, in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized. The carrying amounts of these assets are recorded at historical cost.

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

We perform an annual test for impairment of goodwill in the fourth quarter of each fiscal year or earlier if indicators of impairment exist. We determine the fair value of each reporting unit using a discounted cash flow analysis and compare such values to the respective reporting unit's carrying amount. As a result of the fiscal 2006 impairment test, we recorded a goodwill impairment charge for the year ended October 31, 2006. See Note 7 for more details of the charge.

Impairment of Long-Lived Assets

We review all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including assets to be disposed of by sale, whether previously held and used or newly acquired. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows at our incremental borrowing rate or fair value, if available.

During the second and third quarters of fiscal 2006, we took measures to reduce costs and close three of our underperforming development studios. We ceased the development of certain software titles, resulting in a non-cash impairment charge (recorded as a component of cost of goods sold) of $20,742 to write off unrecoverable capitalized software and royalties, primarily in connection with such studio closures. We also wrote off fixed assets, trademarks and other assets, resulting in a charge to operating expenses of $7,528 in the year ended October 31, 2006. In addition, in connection with our 2006 goodwill impairment testing, we recognized a charge of $1,739 related to fixed assets at our Joytech subsidiary that had book values in excess of fair value. All of such costs were recorded in our publishing segment.

Income Taxes

We recognize deferred taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when we determine that it is more likely than not that such deferred tax assets will not be realized. We do not record income tax expense related to foreign withholding taxes or United States income taxes which may become payable upon the repatriation of undistributed earnings of foreign subsidiaries, as such earnings are expected to be reinvested indefinitely outside of the United States.

Our cumulative pre-tax loss in our three most recent fiscal years represents sufficient negative evidence for us to determine that the establishment of a full valuation allowance against deferred tax assets is appropriate in several of our reporting jurisdictions, primarily the United States and Switzerland. This valuation allowance offsets deferred tax assets associated with future tax deductions as well as carryforward items. Although we expect that these assets will ultimately be utilized, future realization cannot be assured.

We use estimates and assumptions to compute the provision for income taxes including allocations of certain transactions to different tax jurisdictions, amounts of permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. These estimates and assumptions are revised as new events occur, more experience is acquired and additional information is obtained. The impact of these revisions is recorded in income tax expense or benefit in the period in which they become known.

Revenue Recognition

We earn our revenue from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third party developers ("Publishing revenue"). We also earn revenue from the sale of interactive software titles published by third parties, hardware and accessories ("Distribution revenue").

We recognize revenue upon the transfer of title and risk of loss to our customers. We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition", in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, "Revenue Recognition." Accordingly, we recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60-day terms. Advances received for licensing and exclusivity arrangements are reported on the balance sheet as deferred revenue until we meet our performance obligations, at which point we recognize the revenue.

Some of our software products provide limited online functionality at no additional cost to the consumer. Currently, none of our products requires an internet connection for use, and online functionality is perceived to be of only incidental value to the software product itself. When such functionality is offered to the consumer, we do not provide ongoing technical support for gameplay. Accordingly, we consider such features to be an insignificant deliverable and do not defer revenue related to products containing online features.

Some of our software products include in-game advertising for third party products. Up front payments received for in-game advertising are reported on the balance sheet as deferred revenue until we meet our performance obligations, at which point we recognize the revenue, which is generally at the time of the initial release of the product.

Revenue is recognized after deducting estimated reserves for returns, price concessions and other allowances. In circumstances when we do not have a reliable basis to estimate returns and price concessions or are unable to determine that collection of a receivable is probable, we defer the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

Allowances for Returns, Price Concessions and Other Allowances

We accept returns and grant price concessions in connection with our publishing arrangements. Following reductions in the price of our products, we grant price concessions that permit customers to take credits for unsold merchandise against amounts they owe us. Our customers must satisfy certain conditions to allow them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels.

Although our distribution arrangements with customers do not give them the right to return titles or to cancel firm orders, we sometimes accept returns from our distribution customers for stock balancing and make accommodations to customers, which include credits and returns, when demand for specific titles fall below expectations.

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

Consideration Given to Customers and Received from Vendors

We have various marketing arrangements with retailers and distributors of our products that provide for cooperative advertising and market development funds, among others, which are generally based on single exchange transactions. Such amounts are accrued as a reduction to revenue when revenue is recognized, except for cooperative advertising which is included in selling and marketing expense if there is a separate identifiable benefit and the benefit's fair value can be established.

We receive various incentives from our manufacturers, including up-front cash payments as well as rebates based on a cumulative level of purchases. Such amounts are generally accounted for as a reduction in the price of the manufacturer's product and included as a reduction of inventory or cost of goods sold, based on (1) a ratio of current period revenue to the total revenue expected to be recorded over the remaining life of the product or (2) an agreed upon per unit rebate, based on actual units manufactured during the period.

Advertising

We expense advertising costs as incurred. Advertising expense for the years ended October 31, 2007, 2006, and 2005 amounted to $78,004, $83,533 and $101,077, respectively.

Net Income (Loss) per Share

Basic earnings per share ("EPS") is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes shares of common stock issuable upon the exercise of stock options, restricted stock and warrants outstanding during the same period. For the years ended October 31, 2007 and 2006, common stock equivalents were excluded from our computation of diluted weighted average shares outstanding because their effect would have been antidilutive due to the net loss for those periods. The number of common stock equivalents excluded was approximately 5,624,000, 7,208,000 and 3,126,000 for the years ended October 31, 2007, 2006 and 2005, respectively.

	Years ended October 31,
(thousands of shares)
	2007	2006	2005
Basic weighted average shares outstanding	71,860	71,012	69,859
Effect of common stock equivalents—stock options and stock issuable under employee compensation plans	—	—	1,023

Diluted weighted average shares outstanding	71,860	71,012	70,882

Stock-based Compensation

Effective November 1, 2005, we adopted SFAS 123(R), Share-Based Payment, which revised Statement of Financial Accounting Standards No. 123. SFAS 123(R) requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to employee stock options was not recognized in the statement of operations if the exercise price was at least equal to the market value of the underlying common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Prior to November 1, 2005, we had adopted the disclosure-only provisions under SFAS 123.

We elected to use the Modified Prospective Application ("MPA") method for implementing SFAS 123(R). Under the MPA method, prior periods are not restated and new awards are valued and accounted for prospectively upon adoption. Outstanding prior stock option awards that were not vested as of October 31, 2005 were recognized as compensation expense in the statement of operations over the remaining requisite service period. See Note 13 for a full discussion of our stock-based compensation arrangements.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in income in the period in which they occur, except on inter-company balances considered to be long term. Transaction gains and losses on inter-company balances considered to be long term are recorded in other comprehensive income (loss). Foreign exchange transaction gains included in net income for the years ended October 31, 2007, 2006 and 2005 amounted to $1,644, $2,176 and $1,560, respectively.

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's items of other comprehensive income

(loss) are foreign currency translation adjustments, which relate to investments that are permanent in nature and therefore do not require tax adjustments.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for us on November 1, 2008. We do not expect that the adoption of SFAS 157 will have a material effect on our financial position, cash flows or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for us on November 1, 2007. We do not expect that the adoption of SAB 108 will have a material effect on our financial position, cash flows or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 ("FIN 48"), to create a single model to address the accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us on November 1, 2007. The cumulative-effect of adopting FIN 48 will be recorded to retained earnings. We do not expect that the adoption of FIN 48 will have a material effect on our financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted. We have elected not to early adopt and are currently assessing the impact of SFAS 159 on our consolidated financial position and results of operations.

2.     BUSINESS REORGANIZATION AND RELATED CHARGES

Management Change

At our Annual Stockholders' Meeting held on March 29, 2007, our stockholders elected five new directors and one incumbent director to our Board of Directors rather than the six incumbent directors nominated for election by the incumbent Board. The newly elected Board elected a new Chairman and a new Chief Executive Officer of the Company and one additional incumbent director, and on March 30, 2007, we entered into an agreement with ZelnickMedia Corporation for executive management services. The Board and ZelnickMedia immediately began to implement a plan to restructure our executive management team, which included entering into separation agreements with our former Chief Executive Officer and Chief Financial Officer.

ZelnickMedia agreed to provide executive management services to us and our Board for an initial term through October 31, 2011. In consideration for its services, we agreed to pay ZelnickMedia an annual management fee of $750 and a bonus of up to $750 per fiscal year based on achieving and exceeding a budgeted earnings level. In addition, on August 27, 2007, we issued stock options to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share in connection with this agreement. The options granted in connection with this agreement vest over 36 months and expire 10 years from the date of grant. Each month, we re-measure the intrinsic value of the unvested portion of the award and record compensation expense for the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. As a result, changes in the price of our common stock will change the intrinsic value of the options and compensation expense or benefit recognized in any given period.

For the year ended October 31, 2007, we recorded $1,283 of stock-based compensation related to this agreement.

Our newly elected Chairman and Chief Executive Officer are partners of ZelnickMedia and the cost for their services to us is covered by our management agreement with ZelnickMedia. Except for health benefits and reimbursement of expenses, our newly elected Chairman and Chief Executive Officer are not directly compensated by us.

Prior to our Annual Stockholders' Meeting in March 2007, we explored the possibility of presenting alternatives to our stockholders, including the possible sale of the Company, and as a result incurred substantial professional fees, including approximately $2,000 for investment banking services. Additionally, we reimbursed ZelnickMedia approximately $1,010 of expenses related to the management changes, which is included in business reorganization and related charges in the accompanying statements of operations.

Reorganization and related charges

We initiated a business reorganization plan in the second quarter of 2007, which includes initiatives to consolidate functions in central locations. As a result, we have incurred employee termination, relocation, and lease termination costs. In addition, we incurred severance and professional fees related to our former management team. In total, we expect to record approximately $20 million of business reorganization and related costs, with approximately $10 million of such costs related to our cost savings initiatives and approximately $10 million of expenses related to our management and board changes.

The following table summarizes activity in accrued business reorganization costs:

		Utilization through October 31, 2007
	Costs incurred through October 31, 2007			Accrual as of October 31, 2007(a)
		Non-cash	Cash
Employee termination costs	$10,143	$(2,065)	$(7,362)	$716
Lease termination and relocation costs	2,947	—	(2,350)	597
Professional fees and other	4,377	—	(4,225)	152

Total business reorganization and related	$17,467	$(2,065)	$(13,937)	$1,465

(a)
Included in accrued expenses and other current liabilities

3.     BUSINESS ACQUISITIONS AND CONSOLIDATION

During the three years ended October 31, 2007, we consummated the acquisitions described below, which largely reflect our efforts to diversify our business by adding seasoned development studios, intellectual properties and talented personnel resources to our existing infrastructure. The acquisitions were not considered to be material to our consolidated statements of operations, individually or in the aggregate. The results of operations and financial position of these acquisitions are included in our consolidated financial statements from their respective acquisition dates forward and therefore affect comparability from period to period. During the year ended October 31, 2007, we paid contingent consideration of $2,813 and $2,000 for our prior year acquisitions of Firaxis Games, Inc. and Irrational Studios, respectively. We also paid $982 in connection with a 2004 acquisition.

Acquired Business	Acquisition Date	Cash and Development Advances Paid	Value of Stock Issued	Guaranteed Deferred Purchase Price	Goodwill Recorded on Acquisition Date	Identified Intangible Assets	Contingent Consideration
Firaxis Games, Inc.	November 2005	$2,942	$12,500	$—	$11,085	$5,644	Up to $11,250 based on future product sales, of which $2,813 was paid as of October 31, 2007.
Irrational Studios	August 2005	5,762	2,000	2,000	7,665	2,250	$2,000 upon delivery of certain products and additional royalties based on future product sales, of which $1,000 was paid as of October 31, 2007.
Gaia Capital Group	June 2005	9,803	—	1,597	7,918	3,940	None.
Visual Concepts Entertainment	January 2005	29,660	—	—	29,433	7,980	$2,593 based on the release of certain game titles, which was fully paid as of October 31, 2007.

In November 2005, we acquired all of the outstanding capital stock of Firaxis Games, Inc., a developer of PC and strategy titles, including the Civilization franchise. Total consideration paid upon acquisition was $15,442 including 678,683 shares of our unregistered common stock and $4,085 of development advances paid prior to the acquisition. We also agreed to make additional contingent deferred cash payments of up to $11,250 based on future product sales, of which approximately $10,000 will be recorded as additional purchase price and $1,250 will be recorded as employee compensation expense when the conditions requiring their payment are met. The goodwill recorded in connection with this acquisition is not deductible for tax purposes.

In August 2005, we acquired all of the outstanding membership interests in Irrational Studios, the developer of BioShock. Total consideration paid upon acquisition was $7,762, including 81,833 shares of our common stock paid at closing and $1,550 of development advances paid prior to the acquisition. We also agreed to make additional guaranteed deferred cash payments and contingent deferred cash payments. The guaranteed deferred cash payments of $2,000 were due equally on the first and second anniversary dates of the acquisition, which has been fully paid as of October 31, 2007. The goodwill recorded in connection with this acquisition is deductible for tax purposes.

In June 2005, we acquired all of the outstanding capital stock of Gaia Capital Group and its wholly-owned subsidiaries, including PAM Developments SAS, the developer of our Top Spin series. Total consideration paid upon acquisition was $9,803 which included $4,055 of development advances paid prior to the acquisition. We also agreed to make additional guaranteed deferred cash payments of $1,597, of which

$597 has been paid as of October 31, 2007. The goodwill recorded on this acquisition is deductible for tax purposes.

In January 2005 we acquired all of the outstanding capital stock and certain intellectual property rights of Visual Concepts Entertainment and its wholly-owned subsidiary, Kush Games, the developers of certain of our sports titles. Total consideration paid upon acquisition was $29,660, which included $1,866 of development advances paid to SEGA prior to acquisition. The goodwill recorded in connection with this acquisition is not deductible for tax purposes.

4.     INVENTORY

As of October 31, 2007 and 2006, inventory consisted of:

	October 31, 2007	October 31, 2006
Finished products	$91,512	$88,337
Parts and supplies	7,819	7,183

Inventory	$99,331	$95,520

Estimated product returns included in inventory at October 31, 2007 and 2006 were $9,758 and $8,603, respectively.

5.     SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our capitalized software development costs and licenses were as follows:

	October 31, 2007		October 31, 2006
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$122,307	$7,869	$58,517	$17,783
Software development costs, externally developed	8,572	24,297	20,731	11,764
Licenses	10,562	2,299	5,959	1,807

Software development costs and licenses	$141,441	$34,465	$85,207	$31,354

Amortization and write-off of software development costs and licenses for the years ended October 31, 2007, 2006 and 2005 were $109,891, $147,832 and $81,959, respectively.

Software development costs and licenses as of October 31, 2007 and October 31, 2006 included $153,121 and $91,248, respectively, related to titles that have not been released.

6.     FIXED ASSETS, NET

As of October 31, 2007 and 2006, fixed assets consisted of:

	October 31,
	2007	2006
Computer equipment	$30,628	$21,612
Office equipment	11,315	11,265
Computer software	23,832	26,447
Furniture and fixtures	5,535	5,770
Leasehold improvements	25,521	20,637

	96,831	85,731
Less: accumulated depreciation	51,845	38,235

Fixed assets, net	$44,986	$47,496

Depreciation expense for the years ended October 31, 2007, 2006, and 2005, was $24,115, $21,771 and $16,651, respectively.

7.     GOODWILL AND INTANGIBLE ASSETS, NET

We assess goodwill for impairment in the fourth quarter of each fiscal year, or more frequently if circumstances indicate impairment may have occurred. During the third quarter of the year ended October 31, 2006, we recorded a goodwill impairment charge of $6,341 related to our Joytech subsidiary, our manufacturer and distributor of video game accessories and peripherals, which operates within our publishing segment. The impairment charge was recorded as a component of operating expenses in the accompanying consolidated statement of operations and was determined by comparing the fair value of the Joytech business and the implied value of the goodwill and other long-lived assets, with the carrying amounts on the balance sheet. The decline in the fair value of the Joytech business was due to increased competition and a decline in the price and sales volume of prior-generation accessories due to weaker market conditions and the ongoing transition to next-generation hardware platforms. We performed an annual impairment assessment of goodwill for our reporting units as of August 1, 2007 and did not identify any impairment.

The change in our goodwill balance by operating segment was as follows:

	October 31, 2006	Additions and Adjustments	Currency translation adjusment	October 31, 2007
Publishing	$163,957	$4,314	$11,876	$180,147
Distribution	23,724	—	974	24,698

Total goodwill	$187,681	$4,314	$12,850	$204,845

The following table sets forth the components of the intangible assets subject to amortization:

		October 31, 2007			October 31, 2006
	Estimated Useful Lives (Years)
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	7-10	$15,315	$(9,998)	$5,317	$17,716	$(9,328)	$8,388
Customer lists and relationships	5-10	4,673	(3,831)	842	4,673	(3,556)	1,117
Intellectual property	2-6	26,859	(5,323)	21,536	69,249	(41,791)	27,458
Non-compete	5-10	5,755	(3,941)	1,814	7,617	(5,001)	2,616
Technology	3	4,313	(2,558)	1,755	11,509	(7,840)	3,669

		$56,915	$(25,651)	$31,264	$110,764	$(67,516)	$43,248

The change in the gross carrying amount of intangibles for the years ended October 31, 2007 and 2006 was as follows:

	October 31,
Gross Intangible Assets
	2007	2006
Beginning balance	$110,764	$121,735
Recognized in connection with acquisitions	—	5,644
Other purchases of intangible assets	13	82
Impairment charges	(7,000)	(16,697)
Write-off of fully amortized assets	(46,649)	—
Other	(213)	—

Ending balance	$56,915	$110,764

Amortization of intangible assets is included in our statement of operations as follows:

	Years ended October 31,
	2007	2006	2005
Cost of goods sold	$3,462	$9,372	$10,364
Depreciation and amortization	3,334	4,628	5,365

Total amortization of intangible assets	$6,796	$14,000	$15,729

Estimated amortization of intangible assets for the years ending October 31 is as follows:

2008	$5,912
2009	7,895
2010	6,220
2011	6,750
2012	2,760
Thereafter	1,727

Total	$31,264

8.     CREDIT AGREEMENT

On July 3, 2007, we entered into a credit agreement (the "Credit Agreement") with Wells Fargo Foothill, Inc., which provides for a revolving credit facility in an amount equal to the lesser of (a) $100,000 or (b) a borrowing base consisting of the sum of 85% of eligible accounts receivable (net of certain reserves), plus 65% of eligible inventory (net of certain reserves), plus $25,000. Amounts outstanding under the Credit Agreement are secured by substantially all of our U.S. based assets and the equity of our domestic subsidiaries. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (7.5% at October 31, 2007), or (b) 1.75% to 2.25% above the LIBOR Rate (weighted average rate of 7.62% at October 31, 2007), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a fee of 0.375% on the unused available balance. The Credit Agreement matures on July 3, 2012. As of October 31, 2007, we had borrowed $18,000 and had $72,000 available for borrowings under the Credit Agreement.

The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25,000. Any letters of credit outstanding reduce availability under the revolving line of credit. We are required to pay a one time issuance fee of 0.825% per drawing and an annual fee of 1.75% to 2.25% (2.25% at October 31, 2007) of any outstanding letters of credit. We had $10,000 of letters of credit outstanding at October 31, 2007.

The Credit Agreement substantially limits us and our domestic subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). Beginning in November 2007, the Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30,000 (including available borrowings under the credit facility), based on a 30-day average. As of October 31, 2007, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

Debt issuance costs capitalized in connection with the Credit Agreement totaled $1,809 and are being amortized over the five year term of the Credit Facility. Amortization related to these costs is included in interest expense in the consolidated statements of operations.

In May 2006, our European subsidiary renewed its Credit Facility agreement with Lloyds TSB Bank plc ("Lloyds") under which Lloyds agreed to make available net borrowings of up to £13,100 (approximately $26,500 at July 31, 2007) through the expiration of the agreement on July 31, 2007. We had no outstanding borrowings under the credit agreement through its expiration date and did not renew the credit agreement with Lloyds.

9.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of October 31, 2007 and 2006 consisted of:

	October 31, 2007	October 31, 2006
Software development costs	$41,500	$43,724
Compensation and benefits	30,968	19,055
Accrued taxes	23,332	19,872
Licenses	14,614	13,723
Rent and deferred rent obligations	9,889	7,234
Professional fees	7,281	8,399
Deferred tax liability	5,841	—
Marketing and promotions	4,035	5,042
Deferred consideration for acquisitions	1,000	2,000
Other	8,375	9,233

Total	$146,835	$128,282

10.   LEGAL AND OTHER PROCEEDINGS

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries as described below in this section. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the matters described herein, we are involved, or may become involved, in routine litigation in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Consumer Class Action—Grand Theft Auto: San Andreas.    In July 2005, we received four complaints for purported class actions. Two of the four complaints were filed in the United States District Court for the Southern District of New York, one was filed in the United States District Court, Eastern District of Pennsylvania, and one was filed in the Circuit Court in St. Clair County, Illinois. The plaintiffs, alleged purchasers of our Grand Theft Auto: San Andreas game, assert that we engaged in consumer deception, false advertising and breached an implied warranty of merchantability and were unjustly enriched as a result of our alleged failure to disclose that Grand Theft Auto: San Andreas contained "hidden" content, which resulted in the game receiving a Mature 17+ ("M") rating from the Entertainment Software Rating Board, or the ESRB, rather than an Adults Only 18+ ("AO") rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs.

In November 2007, the United States District Court for the Southern District of New York granted preliminary approval to a settlement of the foregoing consumer class action lawsuits. If the proposed settlement receives final approval from the United States District Court for the Southern District of New York, all claims in these lawsuits will be dismissed without any admission of liability or wrongdoing by us. We have committed to spend at least $1,025 on settlement benefits, and the settlement generally caps the defendants' out-of-pocket costs at no more than $2,750, in addition to the costs of providing notice to class members and paying a fee to plaintiffs' counsel. We have established a reserve sufficient to cover the expected cost of this settlement and related expenses.

City of Los Angeles Consumer Litigation.    In January 2006, the City of Los Angeles filed a complaint against us in the Superior Court of the State of California alleging violations of California law on substantially the same basis as the consumer class action regarding Grand Theft Auto: San Andreas. The state court actions were removed to federal court (a motion to remand filed by the City of Los Angeles is pending) and the Judicial Panel on Multidistrict Litigation transferred all the cases to the U.S. District Court for the Southern District of New York, which consolidated them under the caption In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK)(MHD). The plaintiffs have filed a motion seeking certification of a nationwide class, which motion is pending. The parties have engaged in settlement discussions.

Securities Class Action—Grand Theft Auto: San Andreas and Option Backdating.    In February and March 2006, four purported class action complaints were filed against us and certain of our former officers and directors in the United States District Court for the Southern District of New York. The complaints alleged that we violated Sections 10(b) and 20(a), as well as Rule 10b-5, of the Securities Exchange Act of 1934 by making untrue statements or failing to disclose in certain press releases and periodic reports filed with the SEC that, among other things, Grand Theft Auto: San Andreas contained "hidden" content which should have resulted in the game receiving an "AO" rating from the ESRB rather than an "M" rating. The actions were consolidated under the name In re Take-Two Interactive Securities Litigation, No. 1:06-cv-00803 (SWK), and a lead plaintiff was appointed. In September 2006, the lead plaintiff filed a consolidated amended complaint, which included claims relating to Grand Theft Auto: San Andreas and to the backdating of stock options. On April 16, 2007, the lead plaintiff filed a consolidated second amended complaint, which included additional allegations based on an investigation of options backdating conducted by the Special Litigation Committee of the Board of Directors and the Company's restatement of financial statements relating to options backdating. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, two of our directors and one former director, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. On June 25, 2007, we and the other defendants filed motions to dismiss the consolidated second amended complaint. Plaintiffs filed their opposition to these motions to dismiss on September 4, 2007, and reply briefs were filed on October 4, 2007. Now that briefing on the motions to dismiss is complete, we are awaiting a decision by the Court.

St. Clair Derivative Action.    In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors, St. Clair Shores Gen. Employees Retirement System v. Eibeler, no. 1:06-cv-0688 (SWK). The factual allegations in this action are similar to those in In re Take-Two Interactive Securities Litigation. The plaintiff asserts that certain defendants breached their fiduciary duty by selling their stock while in possession of certain material non-public information and that we violated Section 14(a) and Rule 14a-9 of the Exchange Act by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. The plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold our stock, unspecified compensatory damages with interest and its costs in the action. In October 2006, the court issued a stay of proceedings pending an investigation by the Special Litigation Committee. Following the conclusion of that investigation, on March 23, 2007, the Special Litigation Committee moved to dismiss the complaint based on, among other things, the Committee's conclusion that "future pursuit of this action is not in the best interests of Take-Two or its shareholders." The plaintiff subsequently conducted discovery concerning the Special Litigation Committee's motion to dismiss. On August 24, 2007, the plaintiff filed an Amended Derivative and Class Action Complaint. The Amended Derivative and Class Action Complaint alleges, among other things, that defendants breached their fiduciary duties in connection with the issuance of proxy statements in 2001, 2002, 2003, 2004 and 2005. On September 24, 2007, the Special Litigation Committee moved to dismiss the Amended Complaint or to consolidate certain of its claims with In re Take-Two Interactive Securities Litigation.

Derivative Action—Option Backdating.    In July and August 2006, Richard Lasky and Raeda Karadsheh filed purported derivative action complaints in the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors. The complaints alleged violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the granting of certain of our stock options. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity- based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. The Lasky and Karadsheh actions were consolidated in November 2006 under the name In re Take-Two Interactive Software, Inc. Derivative Litigation, no. 1:06-cv-05279 (LTS). The plaintiffs filed a consolidated complaint on January 22, 2007, which focuses exclusively on our historical stock option granting practices. These matters were referred to the Special Litigation Committee. On September 7, 2007, the Special Litigation Committee moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and board of directors. The plaintiffs have sought discovery concerning the Committee's recommendation, and the briefing of the motion is expected to be completed in February 2008.

Strickland et al. Personal Injury Action.    In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against the Company, Sony Computer Entertainment America Inc., Sony Corporation of America, Wal-Mart, GameStop and Devin Moore, alleging under Alabama's manufacturers' liability and wrongful death statutes, that our video games designed, manufactured, marketed and/or supplied to Mr. Moore resulted in "copycat violence" that caused the death of Messrs. Strickland, Crump and Mealer. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600,000. Our motion to dismiss the action on the merits was denied. An accompanying motion to dismiss for lack of personal jurisdiction was denied by the trial court, and the Alabama Supreme Court subsequently rejected a petition for writ of mandamus on that issue In April 2006, the plaintiffs amended the complaint to add a claim for civil conspiracy; the Company moved to dismiss that claim and the motion is pending. Under the most recent amended scheduling order, all fact and expert discovery was to have been completed by June 15, 2007, with a mediation on November 8, 2007 and trial, if necessary, to commence no earlier than January 18, 2008. Due to issues that arose in expert discovery, however, the amended scheduling order was suspended. The case is currently stayed until mid-January 2008 to permit the Plaintiffs to obtain new lead counsel. There currently is no Scheduling Order in effect. We believe that the claims are without merit and that this action is similar to lawsuits brought and uniformly dismissed by courts in other jurisdictions.

Posey and Schmid Personal Injury Action.    In September 2006, personal representatives of the estate of Delbert and Tyrone Posey and Marilea Schmid brought an action against us, Sony Computer Entertainment America Inc. and Sony Corporation of America and Cody Posey in the Second Judicial District Court of Bernalillo County, New Mexico, alleging that Grand Theft Auto: Vice City resulted in "copycat" violence that caused the deaths of the above named individuals. The suit seeks damages (including punitive damages) against all of the defendants. Both Sony entities have tendered their defense and requested indemnification from us, and we have accepted such tender. We received copies of the complaint and summonses in December 2006, and moved to dismiss the complaint in January 2007 for lack of personal jurisdiction and for failure to state a claim. The plaintiffs opposed the motions and requested jurisdictional discovery. The court heard argument on the motions on December 18, 2007, and granted such motions in their entirety, thus dismissing the complaint against us and the Sony defendants. It is expected that the court will enter an order of dismissal in early January 2008, upon which plaintiffs will have thirty days to appeal.

We intend to vigorously defend all of the above matters and, with respect to the derivative actions, we have been advised that the individual defendants will vigorously defend such actions. However, we cannot predict the outcome of these matters and, if determined adversely to us, such matters, either singly or in the aggregate, could result in the imposition of significant judgments, fines and/or penalties, which could have a material adverse effect on our financial condition, cash flows and results of operations.

Grand Jury Subpoenas.    We have received grand jury subpoenas issued by the District Attorney of the County of New York requesting production of documents covering various periods beginning on January 1, 1997, including those relating to, among other things: the so-called "Hot Coffee" scenes in Grand Theft Auto: San Andreas; the work of our Board of Directors, all Board Committees, and the Special Litigation Committee; certain acquisitions entered into by us; billing and payment records relating to PricewaterhouseCoopers LLP and the termination of PricewaterhouseCoopers LLP as our auditors; communications to financial analysts and stockholders about acquisitions and financial results; compensation and human resources documents of certain of our directors and employees and former directors and employees; stock-based compensation; the SEC's July 2006 inquiry; legal services performed for employees; corporate credit card and expense records of certain individuals; the SEC bar of the our former Chief Executive Officer, Ryan Brant; the resolution to amend our Incentive Stock Plan; and ethics, securities, and conflict of interest policies and questionnaires. We fully cooperated and provided the documents and information called for by the subpoenas.

SEC Investigation.    In July 2006, we received notice from the SEC that it was conducting an informal non-public investigation of certain stock option grants made from January 1997 to present and in April 2007 we received notice from the SEC that it was conducting a formal investigation of such stock option grants. As a result of the Special Litigation Committee's internal review of our option grants, in February 2007 we restated our financial statements for prior periods in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. On August 9, 2007, we received a "Wells" notice from the Staff of the Division of Enforcement of the SEC informing us of its intention to request authority to file charges, and seek a civil monetary penalty in connection with its investigation. We have submitted a response to the Staff's notice. We continue to cooperate with the Staff and continue to expect to resolve this investigation by means of a settlement rather than a contested litigation of charges.

Tax Inquiries.    We have been in contact with and have received requests for information from taxing authorities for records relating to the grant and exercise of options and tax deductions taken by us from October 2000 to October 2004.

Special Litigation Committee.    In connection with its investigation, the Special Litigation Committee determined that certain stock options issued by us to certain members of our Board of Directors were improperly dated. As a result, and in connection with our remedial measures, we entered into an agreement with each of the relevant directors whereby they agreed to remit to us any after-tax gains that they realized as a result of the improper grant dates. In the event of grants that remained unexercised, we re-priced such stock options to reflect an appropriate price for which such stock options should have been deemed granted. This agreement was entered into voluntarily by us and the relevant directors, none of whom served on the Special Litigation Committee. In addition, we have subsequently entered into similar agreements with certain former members of management who received improperly dated stock options.

11.   COMMITMENTS AND CONTINGENCIES

A summary of annual minimum contractual obligations and commitments as of October 31, 2007 is as follows:

	Licensing and Marketing	Software Development	Operating Leases	Distribution	Line of Credit	Total
2008	$69,664	$29,308	$16,851	$9,452	$—	$125,275
2009	58,567	12,534	16,302	—	—	87,403
2010	51,997	1,000	14,334	—	—	67,331
2011	49,506	—	12,978	—	—	62,484
2012	50,083	—	11,083	—	18,000	79,166
Thereafter	—	—	13,140	—	—	13,140

Total	$279,817	$42,842	$84,688	$9,452	$18,000	$434,799

Licensing and Marketing Agreements:    Our licensing commitments primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products. As of October 31, 2007, $3,285 of our guaranteed minimum licensing and marketing commitments were recorded in our consolidated balance sheet because the licensor did not have any significant performance obligation to us. Licensing and marketing commitments expire at various times through October 2012 and primarily reflect our agreements with major sports leagues and players' associations. Certain of our licensing and marketing agreements also contain provisions that would impose penalties if we fail to meet agreed upon software release dates.

Software Development Agreements:    We make payments to third party software developers that include contractual advances and royalties under several software development agreements that expire at various times through December 2009. Our aggregate outstanding software development commitments assume satisfactory performance by third party software developers.

Lease Commitments:    Our office and warehouse facilities are occupied under non-cancelable operating leases expiring at various times through June 2015. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through May 2012. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term. Rent expense amounted to $16,459, $16,658 and $13,484 for the years ended October 31, 2007, 2006 and 2005, respectively.

Distribution Agreements:    We periodically enter into distribution agreements to purchase software games for resale. At October 31, 2007, our distribution agreements expired at various dates through October 2008.

Contingent Consideration:    Part of our business acquisition strategy has been to make a portion of the purchase price of certain acquisitions dependent on product delivery or future product sales. See Note 3 for a discussion of our contingent commitments related to our business acquisitions.

Employee savings plan:    We maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We began matching a portion of the contributions in July 2002. The matching contribution expense incurred by us during the years ended October 31, 2007, 2006 and 2005 was $1,869, $1,989 and $864, respectively.

12.   INCOME TAXES

Components of income (loss) before income taxes are as follows:

	Years Ended October 31,
	2007	2006	2005
Domestic	$(101,328)	$(182,932)	$(31,122)
Foreign	(26,887)	(1,550)	72,842

Income (loss) before income taxes	$(128,215)	$(184,482)	$41,720

Income tax expense (benefit) is as follows:

	Years Ended October 31,
	2007	2006	2005
Current:
U.S. federal	$2,390	$(24,418)	$(5,806)
U.S. state and local	491	413	(1,591)
Foreign	9,028	7,052	19,713

Total current income taxes	11,909	(16,953)	12,316
Deferred:
U.S. federal	(1,886)	16,102	(4,630)
U.S. state and local	(161)	1,892	(814)
Foreign	329	(634)	(466)

Total deferred income taxes	(1,718)	17,360	(5,910)

Income tax expense	$10,191	$407	$6,406

The higher income tax expense for 2007 compared to 2006 was due to our ability in 2006 to carry back losses to prior years, thereby taking a tax benefit for a portion of the net operating loss generated in 2006. No such carry back is available for the 2007 loss.

A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Years Ended October 31,
	2007	2006	2005
U.S. federal statutory rate	-35.0%	-35.0%	35.0%
Foreign tax rate differential	8.6%	0.5%	-13.5%
Foreign income exclusion	-0.1%	-0.6%	-6.4%
State and local taxes, net of U.S. federal benefit	-0.5%	1.0%	-2.9%
Federal valuation allowance	28.0%	32.5%	-0.2%
Other	6.9%	1.8%	3.4%

Effective tax rate	7.9%	0.2%	15.4%

The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	October 31,
	2007	2006
Current deferred tax assets and (liabilities):
Sales returns and allowances (including bad debt)	$11,756	$13,779
Inventory reserves	3,350	5,326
Deferred rent	3,668	2,731
Deferred revenue	1,980	357
Capital loss carryforward	6,145	4,102
Other	12,220	9,760
Capitalized software and depreciation	(44,960)	(25,924)

Total current deferred tax asset (liability)	(5,841)	10,131
Less: Valuation allowance	—	(9,943)

Net current deferred tax asset (liability)(a)	(5,841)	188
Non-current deferred tax assets:
Capital loss carryforward	—	2,968
Equity compensation	2,603	2,651
Domestic net operating loss carryforward	94,697	34,684
Foreign tax credit carryforward	3,789	1,396
Deferred revenue	14,480	20,343
Foreign net operating loss carryforwards	3,483	3,602
Intangible amortization	4,780	6,329
Capitalized software and depreciation	5,514	2,417

Total non-current deferred tax asset	129,346	74,390
Less: Valuation allowance	(123,616)	(73,051)

Net non-current deferred tax asset(b)	5,730	1,339

Deferred taxes, net	$(111)	$1,527

(a)
Included in accrued expenses and other current liabilities as of October 31, 2007 and other assets as of October 31, 2006.

(b)
Included in other assets as of October 31, 2007 and 2006.

The valuation allowance for deferred taxes is primarily attributable to increases in net operating losses for which no benefit is provided due to uncertainty with respect to their realization. In addition, during the year ended October 31, 2007, we recorded a deferred tax benefit of $2,048 and a corresponding reduction to additional paid-in-capital for the cancellation of certain stock options.

At October 31, 2007, we had a U.S. federal net operating loss carryforward totaling $216,957, of which $9,196 is subject to limitation by the Internal Revenue Service, that will begin to expire in fiscal 2026; a U.S. federal capital loss carryforward of $16,178 that will expire in fiscal 2008; and a foreign net operating loss carryforward of $44,973 that will expire beginning in fiscal 2010, and foreign net operating losses of $11,978 that may be carried forward indefinitely.

The total amount of undistributed earnings of foreign subsidiaries was approximately $152,000 and $176,000 for the years ended October 31, 2007 and 2006, respectively. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax return positions comply with applicable tax law and that we have adequately provided for reasonably foreseeable assessments of additional taxes. Additionally, we believe that any assessments in excess of the amounts provided for will not have a material adverse impact on the consolidated financial statements.

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including allocations of certain transactions to different tax jurisdictions, amounts of permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. These estimates and assumptions are revised as new events occur, more experience is acquired and additional information is obtained. The impact of these revisions is recorded in income tax expense or benefit in the period in which they become known.

13.   STOCKHOLDERS' EQUITY

Share Repurchases

In January 2003, the Board of Directors authorized a stock repurchase program that allowed us to repurchase up to $25,000 of our common stock from time to time in the open market or in privately negotiated transactions. In June and August 2005, we repurchased 925,341 shares of common stock at an aggregate cost of $24,929. All shares repurchased were retired in August 2005.

In July 2005, we modified a stock compensation arrangement and accepted for return 412,500 shares of our common stock with a fair market value at the original issuance date of approximately $9,350, that were held by three employees, for cash bonuses payable in the future. At the date of modification, 366,667 shares were fully vested and $8,311 of compensation expense had been previously recognized. The remaining unvested shares were forfeited and the additional compensation expense of future cash bonuses of $1,039 has been recognized ratably as expense through February 2006. In October 2005, the 412,500 shares of common stock returned under this arrangement were retired.

Stock-Based Compensation Plans

We recognized $17,329, $21,931, and $10,650 of stock-based compensation expense, net of tax, for the years ended October 31, 2007, 2006 and 2005, respectively. We also capitalized approximately $9,983 and $8,084 of stock-based compensation to software development costs and licenses for the years ended October 31, 2007 and 2006, respectively. We did not capitalize any stock-based compensation for the year ended October 31, 2005. During the year ended October 31, 2007, we recorded $1,283 of stock-based compensation expense for non-employee awards.

We have the following stock-based compensation plans:

Incentive Stock Plan.    We adopted an Incentive Stock Plan ("Incentive Plan"), which provides for the grant of up to 4,500,000 shares of restricted stock, deferred stock and other stock-based awards of our common stock to directors, officers and other employees. The Incentive Plan is administered by the Compensation Committee of the Board of Directors.

Restricted stock awards are expensed on a straight-line basis over the vesting period, which typically ranges from one to four years. In addition, we capitalize and amortize awards in accordance with our software development cost accounting policy. As of October 31, 2007, the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested restricted stock was approximately $23,000 and will be recognized as compensation expense on a straight-line basis over the remaining vesting period, or capitalized as software development costs, through the fiscal year ending October 31, 2009.

The following table summarizes the activity in non-vested restricted stock under our stock-based compensation plans:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock at October 31, 2006	1,406	$16.83
Granted	991	20.16
Vested	(574)	18.43
Forfeited	(103)	18.01

Non-vested restricted stock at October 31, 2007	1,720	18.03

Stock Option Plans.    In June 2002, our stockholders approved our 2002 Stock Option Plan, as previously adopted by our Board of Directors (the "2002 Plan"), pursuant to which officers, directors, employees and consultants may receive stock options to purchase shares of our common stock. In June 2005, our stockholders approved an increase in the aggregate amount of shares issuable under the 2002 Plan from 9,000,000 shares to 11,000,000 shares. As of October 31, 2007, there were approximately 2,919,000 shares available for issuance under the 2002 Plan.

In January 1997, our stockholders approved our 1997 Stock Option Plan, as amended, as previously adopted by our Board of Directors (the "1997 Plan"), pursuant to which officers, directors, employees and consultants may receive options to purchase up to an aggregate of 6,500,000 shares (9,750,000 shares after stock split in April 2005) of our common stock. As of October 31, 2007, there were no shares of common stock available for issuance under the 1997 Plan.

Subject to the provisions of the plans, the Board of Directors or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the stock options or other awards are to be granted, the number of shares to be covered by each option or other award, the option price, the type of option, the option period, restrictions, if any, on the exercise of the option or other award, the terms for the payment of the option price and other terms and conditions of the option or other award.

As of October 31, 2007 and 2006, there were outstanding stock options granted under our stock option plans to purchase in the aggregate 3,809,000 and 5,129,000 shares of our common stock, respectively, vesting at various times from 2008 to 2010 and expiring at various times from 2008 to 2012. Options granted generally vest over a period of three to five years.

As of October 31, 2007 and 2006, there are non-plan stock options outstanding for an aggregate of 96,000 and 673,000 shares of our common stock, respectively. The non-plan stock options outstanding at October 31, 2007 were fully vested in 2007 and expire at various times in 2008.

The following table summarizes the activity in options under our option plans and also includes non-plan options:

	2007		2006		2005
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,802	$20.70	7,495	$20.47	7,467	$15.87
Granted	456	19.01	397	13.53	2,940	23.95
Exercised	(679)	15.39	(306)	10.75	(2,717)	11.58
Forfeited	(1,674)	18.70	(1,784)	19.83	(195)	20.75

Outstanding at end of year	3,905	$21.26	5,802	$20.70	7,495	$20.47

Exercisable at year-end	2,638	$22.37	3,627	$19.92	3,135	$17.56
Weighted average fair value of options granted during the year		$7.91		$6.27		$12.84
Remaining weighted average contractual life of options exercisable (years)		1.9		2.3		2.8

The following summarizes information about stock options outstanding and exercisable at October 31, 2007 (options in thousands):

		Options Outstanding			Options Exercisable
Exercise Price Ranges			Weighted Average Remaining Contractual Life
				Weighted Average Exercise Price		Weighted Average Exercise Price
From	To	Number of Options Outstanding			Number of Options Exercisable
$10.42	$15.39	298	0.8	$12.27	156	$13.00
15.50	20.68	1,065	2.4	19.15	660	19.52
20.70	24.51	1,254	2.2	22.48	797	22.57
25.10	26.59	1,288	2.4	25.44	1,025	25.48

		3,905	2.2	21.77	2,638	22.37

As of October 31, 2007, due to the then market price of our common stock, there was no aggregate intrinsic value related to options outstanding or exercisable and the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested options was approximately $8,623, which will be recognized as compensation expense on a straight-line basis over the remaining vesting periods, or capitalized as software development costs, through 2010. At October 31, 2007, the weighted average exercise price of stock options expected to vest was $22.06.

The fair value of our stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behavior. The assumptions and variables used for the current period grants were developed based on SFAS 123(R) and SEC guidance contained in

Staff Accounting Bulletin (SAB) No. 107, "Share-Based Payment." The following table summarizes the assumptions and variables used by us to compute the weighted average fair value of stock option grants:

	Years Ended October 31,
	2007	2006	2005
Risk-free interest rate	4.7%	4.8%	3.8%
Expected stock price volatility	50.7%	57.7%	62.4%
Expected term until exercise (years)	3.5	3.6	4.6
Dividends	None	None	None

For the year ended October 31, 2007 and 2006, we used a combination of historical volatility and implied volatility for publicly traded options on our common stock as the expected volatility assumption required in the Black-Scholes option-pricing model which are consistent with SFAS 123(R) and SAB 107. Prior to fiscal 2006, we used our historical stock price volatility in accordance with SFAS 123 for purposes of determining the pro forma fair value of our outstanding stock options. The selection of the implied volatility approach was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility.

SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on a historical annual forfeiture rate of approximately 7%. Estimated forfeitures are reassessed at each balance sheet date and may change based on new facts and circumstances. Prior to October 31, 2005, actual forfeitures were accounted for as they occurred for purposes of determining the pro forma fair value of our outstanding stock options.

For the year ended October 31, 2005, if the compensation cost for our stock option plans had been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123(R), our net income and net income per share would have been adjusted to the restated pro forma amounts indicated below:

Year Ended October 31, 2005
Net income as reported	$35,314
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	10,650
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(30,460)

Pro forma net income	$15,504

Basic and diluted earnings per share:
Basic—as reported	$0.51
Basic—proforma	0.22
Diluted—as reported	0.50
Diluted—proforma	0.22

14.   SEGMENT AND GEOGRAPHIC INFORMATION

We are a publisher and distributor of interactive software games designed for personal computers, video game consoles and handheld platforms. Revenue earned by our publishing segment is primarily derived from the sale of internally developed software titles, software titles developed on our behalf by third parties and the sale of certain video game accessories and peripherals. Revenue earned by our distribution segment is derived from the sale of third party software titles, accessories and hardware.

Our Chief Executive Officer is our chief operating decision maker ("CODM"). We are centrally managed and the CODM primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance.

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

Information about our reportable segments was as follows:

	For the Years Ended October 31,
Net revenue:
	2007	2006	2005
Publishing	$692,341	$753,315	$851,862
Distribution	289,450	284,525	349,358

Total net revenue	$981,791	$1,037,840	$1,201,220

In the year ended October 31, 2007 our largest customer accounted for 15.1% of our net revenue (15.4% in 2006 and 14.9% in 2005), our second largest customer accounted for 12.8% of our net revenue (12.6% in 2006 and less than 10% in 2005) and our third largest customer accounted for 11.5% of our net revenue (10.2% in 2006 and less than 10% in 2005). The majority of the net revenue from these customers was from the sale of software in our Publishing segment.

	For the Years Ended October 31,
Gross profit:
	2007	2006	2005
Publishing	$219,651	$186,654	$382,539
Distribution	27,106	25,710	32,303

Total gross profit	$246,757	$212,364	$414,842

	October 31, 2007			October 31, 2006
	Publishing	Distribution	Total	Publishing	Distribution	Total
Accounts receivable, net	$65,288	$39,649	$104,937	$109,974	$33,225	$143,199
Inventory, net	30,972	68,359	99,331	35,068	60,452	95,520
Total assets	666,112	165,031	831,143	710,467	158,339	868,806

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	For the Years Ended October 31,
Net revenue by geographic region:
	2007	2006	2005
United States	$674,449	$628,785	$723,615
Canada	64,640	83,840	93,979

North America	739,089	712,625	817,594
United Kingdom	66,237	98,186	125,447
Continental Europe	136,920	193,808	223,957
Asia Pacific and other	39,545	33,221	34,222

Total net revenue	$981,791	$1,037,840	$1,201,220

Net revenue by product platform for our reportable segments is as follows:

	For the Years Ended October 31,
Net revenue by product platform:
	2007	2006	2005
Publishing:
Microsoft Xbox 360	$205,515	$174,276	$—
Sony PlayStation 2 and PlayStation	179,098	227,151	501,185
PC	93,538	125,163	97,904
Sony PSP	69,331	138,210	54,859
Sony PlayStation 3	66,156	—	—
Nintendo Wii	35,489	—	—
Peripherals and other	19,103	23,942	17,857
Microsoft Xbox	13,322	46,496	162,913
Nintendo handheld devices	10,334	12,666	11,301
Nintendo GameCube	455	5,411	5,843

Total publishing	692,341	753,315	851,862
Distribution:
Hardware and peripherals	123,551	113,560	88,900
Software:
PC	43,835	53,789	47,531
Nintendo handheld devices	43,375	45,359	63,175
Sony PlayStation 2 and PlayStation	34,206	38,881	78,031
Microsoft Xbox 360	15,929	5,787	—
Nintendo Wii	9,494	—	—
Microsoft Xbox	6,681	13,521	41,622
Nintendo GameCube	4,829	9,110	24,444
Sony PSP	3,913	4,518	5,655
Sony PlayStation 3	3,637	—	—

Total distribution	289,450	284,525	349,358

Total net revenue	$981,791	$1,037,840	$1,201,220

15.   INTEREST AND OTHER, NET

	For the Years Ended October 31,
	2007	2006	2005
Interest income	$3,720	$3,637	$4,042
Interest expense	(1,446)	(973)	(344)
Loss on sale and deconsolidation	(4,469)	—	—
Other	34	20	4

Interest and other, net	$(2,161)	$2,684	$3,702

In September 2007, we sold substantially all of the assets, primarily inventory and accounts receivable, of our wholly-owned Joytech video game accessories subsidiary, formerly a component of our publishing segment, to Mad Catz Interactive, Inc. for approximately $3,575 in cash and notes receivable. The disposition of Joytech did not involve a significant amount of assets or materially impact our operating results. We recognized a $3,080 loss on the sale of our Joytech business.

In the fourth quarter of 2007, we recognized a loss of $1,389 when we deconsolidated the net assets of Blue Castle Games, Inc. ("Blue Castle"), which was previously accounted for, in accordance with FIN 46(R), as a wholly-owned subsidiary and considered to be a variable interest entity. Blue Castle continues to develop certain of our sports titles; however, we are no longer considered to be the primary beneficiary of Blue Castle's future profits or losses.

16.   SUBSEQUENT EVENT

In November 2007, we entered into an amended and restated credit agreement with Wells Fargo Foothill, Inc. (the "Amended Credit Agreement"), which increased the principal amount of our revolving credit facility from $100,000 to $140,000. The Amended Credit Agreement provides for a borrowing base, which restricts our ability to borrow to the sum of (a) $40,000 and (b) the sum of 85% of U.S. eligible accounts receivable (net of certain reserves) and the lesser of 65% of U.S. eligible inventory (net of certain reserves) or $50,000. The Amended Credit Agreement separately provides for borrowings by certain of our United Kingdom subsidiaries (the "U.K. Subfacility"), in an amount equal to the lesser of (a) $25,000 or (b) the U.K. borrowing base, which consists of the sum of 85% of the eligible accounts receivable (net of certain reserves) of our United Kingdom subsidiaries, plus the lesser of 50% of the eligible inventory of our United Kingdom subsidiaries and $4,000. Amounts drawn on the U.K. Subfacility reduce the principal amount that we are able to borrow in the U.S., provided that the U.S. borrowing base allows for at least $100,000 in borrowings.

Amounts outstanding under the Amended Credit Agreement are secured by all of our assets and the equity of our subsidiaries based in the U.S. and U.K. Revolving loans under the Amended Credit Agreement bear interest at our election of (a) 1.00% to 1.25% above a certain base rate, or (b) 2.25% to 2.50% above the LIBOR Rate, with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a fee of 0.375% on the unused available balance. The Amended Credit Agreement matures on July 3, 2012.

We expect to capitalize approximately $750 of debt issuance costs in connection with the Amended Credit Agreement, which will be amortized as interest expense over the five year term of the agreement.

17.   SUPPLEMENTARY FINANCIAL INFORMATION

The following table provides details of our valuation and qualifying accounts.

		Additions
	Beginning Balance	Revenue Reduction(1)	Charged to Costs and Expenses	Deductions	Other	Ending Balance

Year ended October 31, 2007
Valuation allowance for deferred income taxes	$82,994	—	44,262	(3,640)	—	$123,616

Sales returns, price protection and other allowances	$87,178	$111,562	$2,500	$(144,067)	$2,626	$59,799
Allowance for doubtful accounts	4,331	—	(683)	(148)	25	3,525

Total accounts receivable allowances	$91,509	$111,562	$1,817	$(144,215)	$2,651	$63,324

Year ended October 31, 2006
Valuation allowance for deferred income taxes	$19,759	—	66,647	(3,412)	—	$82,994

Sales returns, price protection and other allowances	$65,785	$168,875	$3,042	$(153,411)	$2,887	$87,178
Allowance for doubtful accounts	4,119	—	926	(647)	(67)	4,331

Total accounts receivable allowances	$69,904	$168,875	$3,968	$(154,058)	$2,820	$91,509

Year ended October 31, 2005
Valuation allowance for deferred income taxes	$12,559	—	3,981	—	3,219	$19,759

Sales returns, price protection and other allowances	$67,287	$146,134	$2,229	$(148,447)	$(1,418)	$65,785
Allowance for doubtful accounts	4,928	—	(674)	—	(135)	4,119

Total accounts receivable allowances	$72,215	$146,134	$1,555	$(148,447)	$(1,553)	$69,904

(1)
Includes price concessions of $68,067, $73,861 and $30,412; returns of $37,616, $54,004 and $70,237; other sales allowances including rebates, discounts and cooperative advertising of $5,879, $41,010 and $45,485 for the years ended October 31, 2007, 2006 and 2005, respectively.

18.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended October 31, 2007.

	Quarter
2007	First	Second(1)	Third(2)	Fourth
Net revenue	$277,340	$205,436	$206,415	$292,600
Product costs	164,143	105,679	107,458	133,808
Software development costs and royalties	22,879	30,311	40,600	42,695
Internal royalties	9,479	4,875	3,536	11,002
Licenses	7,724	18,717	16,685	15,443

Cost of goods sold	204,225	159,582	168,279	202,948

Gross profit	73,115	45,854	38,136	89,652

Selling and marketing	35,024	28,159	35,223	32,246
General and administrative	38,614	40,471	34,703	35,000
Research and development	14,150	11,936	11,210	11,159
Business reorganization and related	—	8,962	7,100	1,405
Depreciation and amortization	6,661	7,076	7,006	6,706

Total operating expenses	94,449	96,604	95,242	86,516

Income (loss) from operations	(21,334)	(50,750)	(57,106)	3,136

Net loss	$(21,548)	$(51,249)	$(58,546)	$(7,063)

Per share data:
Basic—EPS	$(0.30)	$(0.71)	$(0.81)	$(0.10)
Diluted—EPS	$(0.30)	$(0.71)	$(0.81)	$(0.10)
	Quarter
2006	First	Second(1)	Third(2)	Fourth
Net revenue	$264,981	$265,122	$241,181	$266,556
Product costs	160,853	130,940	115,245	131,723
Software development costs and royalties	27,363	87,594	44,417	34,165
Internal royalties	14,293	5,950	10,313	9,857
Licenses	6,805	22,866	14,080	9,012

Cost of goods sold	209,314	247,350	184,055	184,757

Gross profit	55,667	17,772	57,126	81,799

Selling and marketing	41,644	32,194	27,585	37,827
General and administrative	38,453	33,705	44,260	37,597
Research and development	17,709	16,097	17,406	13,046
Impairment of goodwill and long-lived assets	—	6,249	8,529	830
Depreciation and amortization	6,651	6,695	6,290	6,763

Total operating expenses	104,457	94,940	104,070	96,063

Loss from operations	(48,790)	(77,168)	(46,944)	(14,264)

Net loss	$(29,122)	$(50,373)	$(91,379)	$(14,015)

Per share data:
Basic—EPS	$(0.41)	$(0.71)	$(1.29)	$(0.20)
Diluted—EPS	$(0.41)	$(0.71)	$(1.29)	$(0.20)

(1)
In the second quarter of 2007, we recorded a $5,164 charge through cost of goods sold for certain intellectual property that was deemed impaired.

  In the second quarter of 2006, we recorded impairment charges in cost of goods sold totaling $12,166 to write-off capitalized software costs and related intangible assets related to our studio closures. In addition, we recorded operating expenses of $1,964 related to severance costs and lease abandonment in the second quarter of 2006.

(2)
We recorded the following expenses in the third quarter of 2006:

a.
$875 in cost of goods sold for the impairment of software development costs;

b.
$3,918 of operating expenses for severance and office abandonment;

c.
Approximately $900 of stock-based compensation expenses related to the stock option investigation performed by the Special Committee of our Board as a component of operating expenses; and

d.
Income tax expense of $59,500 to reduce deferred tax assets, reflecting uncertainty regarding our ability to realize future income tax deductions.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.
	By:	/s/ Ben Feder Ben Feder Chief Executive Officer
December 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Ben Feder Ben Feder	Chief Executive Officer (Principal Executive Officer)	December 17, 2007
/s/ Lainie Goldstein Lainie Goldstein	Chief Financial Officer (Principal Financial and Accounting Officer)	December 17, 2007
/s/ Strauss Zelnick Strauss Zelnick	Director	December 17, 2007
/s/ J Moses J Moses	Director	December 17, 2007
/s/ Michael Dornemann Michael Dornemann	Director	December 17, 2007
/s/ Michael Sheresky Michael Sheresky	Director	December 17, 2007
/s/ Robert A. Bowman Robert A. Bowman	Director	December 17, 2007
/s/ John F. Levy John F. Levy	Director	December 17, 2007
/s/ Grover C. Brown Grover C. Brown	Director	December 19, 2007

QuickLinks

  Item 1. Business
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Take-Two Interactive Software, Inc., The NASDAQ Composite Index and a Peer Group
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
  PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accounting Fees and Services
  PART IV
  Item 15. Exhibits, Financial Statement Schedules
TAKE-TWO INTERACTIVE SOFTWARE, INC. YEAR ENDED OCTOBER 31, 2007 INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm
TAKE-TWO INTERACTIVE SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
TAKE-TWO INTERACTIVE SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
TAKE-TWO INTERACTIVE SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
TAKE-TWO INTERACTIVE SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (in thousands)
TAKE-TWO INTERACTIVE SOFTWARE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
TAKE-TWO INTERACTIVE SOFTWARE, INC NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share and per share amounts)
SIGNATURES