Form 10-Q
period 2008-01-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2008-03-11
CIK 946581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-29230

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Exact Name of Regisrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0350842 (I.R.S. Employer Identification No.)
622 Broadway New York, New York (Address of principal executive offices)	10012 (Zip Code)

Registrant's Telephone Number, Including Area Code: (646) 536-2842

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of March 6, 2008, there were 76,865,236 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	January 31, 2008	October 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,388	$77,757
Accounts receivable, net of allowances of $52,778 and $63,324 at January 31, 2008 and October 31, 2007, respectively	63,337	104,937
Inventory	82,487	99,331
Software development costs and licenses	157,153	141,441
Prepaid taxes and taxes receivable	23,479	40,316
Prepaid expenses and other	34,805	34,741

Total current assets	415,649	498,523

Fixed assets, net	41,515	44,986
Software development costs and licenses, net of current portion	35,199	34,465
Goodwill	233,008	204,845
Other intangibles, net	30,170	31,264
Other assets	17,544	17,060

Total assets	$773,085	$831,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$68,096	$128,782
Accrued expenses and other current liabilities	115,647	146,835
Deferred revenue	32,527	36,544

Total current liabilities	216,270	312,161

Deferred revenue	25,000	25,000
Line of credit	36,000	18,000
Income taxes payable	28,414	—
Other long-term liabilities	5,285	4,828

Total liabilities	310,969	359,989

Commitments and contingencies
Stockholders' Equity:
Common Stock, $.01 par value, 100,000 shares authorized; 76,126 and 74,273 shares issued and outstanding at January 31, 2008 and October 31, 2007, respectively	761	743
Additional paid-in capital	549,562	513,297
Accumulated deficit	(116,819)	(77,747)
Accumulated other comprehensive income	28,612	34,861

Total stockholders' equity	462,116	471,154

Total liabilities and stockholders' equity	$773,085	$831,143

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three months ended January 31,
	2008	2007
Net revenue	$240,442	$277,340
Cost of goods sold	186,008	204,225

Gross profit	54,434	73,115
Selling and marketing	33,729	35,024
General and administrative	31,402	38,614
Research and development	15,810	14,150
Business reorganization and related	162	—
Depreciation and amortization	6,409	6,661

Total operating expenses	87,512	94,449

Loss from operations	(33,078)	(21,334)
Interest and other, net	(152)	862

Loss before income taxes	(33,230)	(20,472)
Income taxes	4,767	1,076

Net loss	$(37,997)	$(21,548)

Basic and diluted loss per share	$(0.52)	$(0.30)

Basic and diluted weighted average shares outstanding	73,148	71,360

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three months ended January 31,
	2008	2007
Operating activities:
Net loss	$(37,997)	$(21,548)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization and impairment of software development costs and licenses(1)	18,581	18,835
Depreciation and amortization of long-lived assets	6,409	6,661
Amortization and impairment of intellectual property	351	925
Stock-based compensation(2)	6,073	3,992
Benefit for deferred income taxes	(107)	(80)
Foreign currency transaction gain and other	(1,387)	(604)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	42,420	63,891
Inventory	16,844	13,326
Software development costs and licenses	(34,023)	(38,315)
Prepaid expenses, other current and other non-current assets	17,551	25,431
Accounts payable, accrued expenses, deferred revenue, income taxes payable and other liabilities	(74,080)	(60,391)

Total adjustments	(1,368)	33,671

Net cash (used for) provided by operating activities	(39,365)	12,123

Investing activities:
Purchase of fixed assets	(1,370)	(7,742)
Payments for purchases of businesses, net of cash acquired	(151)	—

Net cash used for investing activities	(1,521)	(7,742)

Financing activities:
Proceeds from exercise of options	937	—
Net borrowings on line of credit	18,000	—
Payment of debt issuance costs	(979)	—
Repurchase of common stock	—	(12)

Net cash provided by (used for) financing activities	17,958	(12)

Effects of exchange rates on cash and cash equivalents	(441)	1,302

Net (decrease) increase in cash and cash equivalents	(23,369)	5,671
Cash and cash equivalents, beginning of year	77,757	132,480

Cash and cash equivalents, end of period	$54,388	$138,151

(1)
Excludes stock-based compensation.

(2)
Includes the net effects of capitalization and amortization of stock-based compensation.

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Take-Two Interactive Software, Inc. ("the Company", "we", "us", or similar pronouns) is a leading global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment, which consists of Rockstar Games, 2K Games, 2K Sports and 2K Play, develops, markets and publishes software titles for the following leading gaming and entertainment hardware platforms:

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended October 31, 2007.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of common stock and common stock equivalents, which include common shares issuable upon the exercise of stock options, restricted stock and warrants outstanding during the same period. For the three months ended January 31, 2008 and 2007, common stock equivalents are excluded from our computation of diluted weighted average shares outstanding because their effect is antidilutive. The number of common stock equivalents excluded was approximately 7,561,000 and 6,925,000 for the three months ended January 31, 2008 and 2007, respectively. For the three months ended January 31, 2008, we issued approximately 370,000 shares of common stock in connection with employee stock option exercises and restricted stock awards. In addition, in January 2008, we issued 1,490,605 shares of restricted stock in connection with our acquisition of Illusion Softworks.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We do not expect that the adoption of SFAS 157 and FSP FAS 157-2 will have a material effect on our consolidated financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted. We have elected not to early adopt and are currently assessing the impact of SFAS 159 on our consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. Also in December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements ("SFAS 160"). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, with earlier adoption being prohibited. We do not currently have any non-controlling interests in our subsidiaries, and accordingly, the adoption of SFAS 160 is not expected to have a material effect on our consolidated financial position, cash flows or results of operations.

In June 2007, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus conclusion on EITF 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 and requires prospective application for new contracts entered into after the effective date. We do not expect that the adoption of EITF 07-03 will have a material effect on our consolidated financial position, cash flows or results of operations.

2.     EXECUTIVE MANAGEMENT SERVICES AGREEMENT

In March 2007, we signed an agreement with ZelnickMedia to provide executive management services to us and our Board for an initial term through October 31, 2011. In consideration for their services, we agreed to pay ZelnickMedia an annual management fee of $750 and a bonus of up to $750 per fiscal year based on achieving and exceeding a budgeted earnings level. In addition, in connection with this agreement, on August 27, 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vest over 36 months and expire 10 years from the date of grant. Each month, we re-measure the fair value of the unvested portion of the award and record compensation expense for the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. As a result, changes in the price of our common stock will change the fair value of the options and compensation expense or benefit recognized in any given period. For the three months ended January 31, 2008, we recorded $2,058 of stock-based compensation related to this agreement.

The management agreement provided that Strauss Zelnick, the President of ZelnickMedia, would serve as our non-Executive Chairman, and gave Mr. Zelnick the authority to hire our Chief Executive Officer and Chief Financial Officer, subject to the approval of the Compensation Committee of our Board. Beginning in March 2007, Ben Feder, a partner of ZelnickMedia, began serving as our Chief Executive Officer on an interim basis while ZelnickMedia assisted us in identifying and recruiting a qualified individual to act as our Chief Executive Officer on a permanent basis. During the course of the fiscal year ended October 31, 2007, Mr. Feder continued to devote substantially all of his business time to acting as our Chief Executive Officer and ZelnickMedia provided the services of other executives, including Karl Slatoff. These services were substantially in excess of the level of services which the parties initially contemplated would be provided by ZelnickMedia and were greatly valued by us. Accordingly, our Board agreed to amend the management agreement to reflect the services actually being provided by ZelnickMedia and to revise the compensation payable to ZelnickMedia accordingly.

In February 2008, we entered into an amendment to the management agreement with ZelnickMedia which extends the term of the agreement by one year to October 2012 and, effective as of April 1, 2008, increases the annual management fee to $2,500 and the annual bonus to up to $2,500 per fiscal year based on achieving certain performance thresholds. In addition, subject to stockholder approval of an amendment to our Incentive Stock Plan, we agreed to grant 600,000 shares of restricted stock that vest ratably over a three year period and 900,000 shares of restricted stock that vest over a four year period through 2012, based on the performance of the price of our common stock relative to the NASDAQ Industrial Index. The amendment to the management agreement also provided that Mr. Zelnick was named Executive Chairman, and Mr. Feder and Mr. Slatoff entered into employment agreements with us to serve as Chief Executive Officer and Executive Vice President, respectively.

3.     BUSINESS REORGANIZATION AND RELATED CHARGES

We initiated a management and business reorganization plan in the second quarter of 2007, which included costs to replace our former executive management team and certain members of our Board of Directors, and utilize the services of ZelnickMedia Corporation. In addition, we undertook a restructuring plan that consolidated certain functions in central locations. As a result, we have incurred employee termination, relocation, lease termination costs and professional fees. In total, we expect to record approximately $20,000 of business reorganization and related costs, with approximately $10,000 of expenses related to our executive management and Board changes.

The following table summarizes the activity in accrued business reorganization costs:

	Employee termination costs	Lease termination and relocation costs	Professional fees and other	Total business reorganization and related
Costs incurred through October 31, 2007	$10,143	$2,947	$4,377	$17,467
Utilization through October 31, 2007:
Non-Cash	(2,065)	—	—	(2,065)
Cash	(7,362)	(2,350)	(4,225)	(13,937)

Accrual as of October 31, 2007(a)	716	597	152	1,465
Costs incurred for three months ended January 31, 2008	95	39	28	162
Utilization for three months ended January 31, 2008:
Cash	(171)	(385)	(180)	(736)

Accrual as of January 31, 2008(a)	$640	$251	$—	$891

(a)
Included in accrued expenses and other current liabilities

4.     COMPREHENSIVE LOSS

Components of comprehensive loss are as follows:

	Three months ended January 31,
	2008	2007
Net loss	$(37,997)	$(21,548)
Foreign currency translation adjustment	(6,249)	1,101

Comprehensive loss	$(44,246)	$(20,447)

5.     INVENTORY

Inventory balances by category are as follows:

	January 31, 2008	October 31, 2007
Finished products	$72,342	$91,512
Parts and supplies	10,145	7,819

Inventory	$82,487	$99,331

Estimated product returns included in inventory at January 31, 2008 and October 31, 2007 are $12,667 and $9,758, respectively.

6.     SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our software development costs and licenses are as follows:

	January 31, 2008		October 31, 2007
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$136,000	$10,654	$122,307	$7,869
Software development costs, externally developed	16,994	22,761	8,572	24,297
Licenses	4,159	1,784	10,562	2,299

Software development costs and licenses	$157,153	$35,199	$141,441	$34,465

Amortization and impairment of software development costs and licenses (excluding stock-based compensation) for the three months ended January 31, 2008 and 2007 were $18,581 and $18,835, respectively.

Software development costs and licenses as of January 31, 2008 and October 31, 2007 include $180,558 and $153,121, respectively, related to titles that have not been released.

7.     BUSINESS ACQUISITION

In December 2007, we acquired all of the outstanding capital stock of Illusion Softworks ("Illusion"), the developer of the Mafia video game franchise. The acquisition reflects our strategy to add high-value intellectual property and development studios to our portfolio. Total consideration paid upon acquisition, which is subject to adjustment based on specified working capital levels, was $28,098, consisting primarily of 1,490,605 shares of our unregistered common stock. The terms of the transaction also include additional contingent deferred payments in cash and stock of up to $10,000, which is expected to be allocated between purchase price and employee compensation expense when the conditions requiring their payment are met. We preliminarily recorded $28,799 of goodwill as of January 31, 2008, subject to the Company performing a valuation of intangible assets, in connection with this acquisition.

8.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	January 31, 2008	October 31, 2007
Software development costs	$37,179	$41,500
Compensation and benefits	22,679	30,968
Licenses	14,202	14,614
Rent and deferred rent obligations	9,534	9,889
Deferred tax liability	5,841	5,841
Professional fees	5,719	7,281
Marketing and promotions	5,427	4,035
Income taxes payable	1,015	22,937
Deferred consideration for acquisitions	1,000	1,000
Other	13,051	8,770

Total	$115,647	$146,835

9.     CREDIT AGREEMENT

In November 2007, we entered into an amended and restated credit agreement with Wells Fargo Foothill, Inc. (the "Amended Credit Agreement"), which increased the principal amount of our revolving credit facility from $100,000 to $140,000. The Amended Credit Agreement provides for a borrowing base, which restricts our ability to borrow to (a) $40,000 plus (b) the sum of 85% of U.S. eligible accounts receivable (net of certain reserves) and the lesser of 65% of U.S. eligible inventory (net of certain reserves) or $50,000. The Amended Credit Agreement separately provides for borrowings by certain of our United Kingdom subsidiaries (the "U.K. Subfacility"), in an amount equal to the lesser of (a) $25,000 or (b) the U.K. borrowing base, which consists of the sum of 85% of the eligible accounts receivable (net of certain reserves) of our United Kingdom subsidiaries, plus the lesser of 50% of the eligible inventory of our United Kingdom subsidiaries or $4,000. Amounts drawn on the U.K. Subfacility reduce the principal amount that we are able to borrow in the U.S., provided that the U.S. borrowing base allows for at least $100,000 in borrowings.

Amounts outstanding under the Amended Credit Agreement are secured by all of our assets and the equity of our subsidiaries based in the U.S. and U.K. As of January 31, 2008, revolving loans under the Amended Credit Agreement bear interest at our election of (a) 1.00% to 1.25% above a certain base rate (7.25% at January 31, 2008), or (b) 2.25% to 2.50% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (6.50% at January 31, 2008), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay an annual fee of 0.375% on the unused available balance. The Amended Credit Agreement matures on July 3, 2012. As of January 31, 2008 and October 31, 2007, we had borrowed $36,000 and $18,000, respectively and had $94,000 and $72,000, respectively, available for borrowings under the Amended Credit Agreement. For the three months ended January 31, 2008, we recorded $779 of interest expense and fees related to the Amended Credit Agreement.

In February 2008, we entered into a First Amendment to the Amended Credit Agreement (the "First Amendment"), pursuant to which the credit facility bears interest at a margin of (a) 2.00% to 2.50% above a certain base rate, or (b) 3.25% to 3.75% above the LIBOR Rate (minimum of 4.00% LIBOR Rate), which margins are subject to certain levels of liquidity.

The Amended Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25,000. Any letters of credit outstanding reduce availability under the revolving line of credit. We are required to pay a one time issuance fee of 0.825% and an annual fee of 2.25% to 2.50% (2.50% at January 31, 2008) of any outstanding letters of credit. We had $10,000 of letters of credit outstanding at January 31, 2008 and October 31, 2007.

The Amended Credit Agreement substantially limits us and our domestic subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of our respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Amended Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Amended Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30,000 (including available borrowings under the credit facility), based on a 30-day average. As of January 31, 2008, we were in compliance with all covenants and requirements outlined in the Amended Credit Agreement.

Debt issuance costs capitalized in connection with our Credit Facility total $2,787 and are being amortized over the five year term of the Credit Facility. Amortization related to these costs is included in interest expense in the consolidated statements of operations.

10.   INCOME TAXES

On November 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109, Accounting for Income Taxes. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more-likely-than-not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

The total amount of gross unrecognized tax benefits as of November 1, 2007 (the date of adoption of FIN 48) was $25,555, including interest and penalties, all of which would affect our effective tax rate if realized. The adoption of FIN 48 resulted in an increase to accumulated deficit of $1,075 in our condensed consolidated balance sheet. We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our condensed consolidated statements of operations. The gross amount of interest and penalties accrued as of the date of adoption was $7,079.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns for years through fiscal 2006. We believe the gross unrecognized tax benefits for all domestic income tax audit issues, considered in the aggregate as of November 1, 2007, could decrease by an immaterial amount in the next 12 months. We are no longer subject to audit for U.S. federal and state income tax returns for periods prior to fiscal 2000.

Internationally, tax authorities for non-U.S. jurisdictions are examining returns affecting unrecognized tax benefits. We believe the gross unrecognized tax benefits, as of November 1, 2007, could decrease (whether by payment, release, or a combination thereof) in the next 12 months by as much as $8,231. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2001.

During the first quarter of 2008, the gross unrecognized tax benefits increased $2,375, including interest and penalties, primarily related to unrecognized tax benefits in non-U.S. taxing jurisdictions.

We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances as to the possible outcomes.

11.   LEGAL AND OTHER PROCEEDINGS

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

Consumer Class Action—Grand Theft Auto: San Andreas.    In July 2005, we received four complaints for purported class actions. Two of the four complaints were filed in the United States District Court for the Southern District of New York, one was filed in the United States District Court, Eastern District of Pennsylvania, and one was filed in the Circuit Court in St. Clair County, Illinois. The state court actions were removed to federal court and the Judicial Panel on Multidistrict Litigation transferred all the cases to the U.S. District Court for the Southern District of New York, which consolidated them under the caption In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK)(MHD). The plaintiffs, alleged purchasers of our Grand Theft Auto: San Andreas game, assert that we engaged in consumer deception, false advertising and breached an implied warranty of merchantability and were unjustly enriched as a result of our alleged failure to disclose that Grand Theft Auto: San Andreas contained "hidden" content, which resulted in the game receiving a Mature 17+ ("M") rating from the

Entertainment Software Rating Board, or the ESRB, rather than an Adults Only 18+ ("AO") rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs.

In November 2007, the United States District Court for the Southern District of New York granted preliminary approval to a settlement of the foregoing consumer class action lawsuits and set a date for a hearing on final approval in May 2008. If the proposed settlement receives final approval from the United States District Court for the Southern District of New York, all claims in these lawsuits will be dismissed without any admission of liability or wrongdoing by us. We have committed to spend at least $1,025 on settlement benefits, and the settlement generally caps the defendants' out-of-pocket costs at no more than $2,750, in addition to the costs of providing notice to class members and paying a fee to plaintiffs' counsel. We have established a reserve sufficient to cover the expected cost of this settlement and related expenses.

City of Los Angeles Consumer Litigation.    In January 2006, the City of Los Angeles filed a complaint against us in the Superior Court of the State of California alleging violations of California law on substantially the same basis as the consumer class action regarding Grand Theft Auto: San Andreas. That case was removed and transferred to the United States District Court for the Southern District of New York. The settlement discussed above will not resolve this matter, but we have had settlement discussions with the City of Los Angeles and expect to resolve the matter shortly after final approval of the class settlement, if such approval occurs.

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

St. Clair Derivative Action.    In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors, St. Clair Shores Gen. Employees Retirement System v. Eibeler, no. 1:06-cv-0688 (SWK). The factual allegations in this action are similar to those in In re Take-Two Interactive Securities Litigation. The plaintiff asserts that certain defendants breached their fiduciary duty by selling their stock while in possession of certain material non-public information and that we violated Section 14(a) and Rule 14a-9 of the Exchange Act by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. The plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold our stock, unspecified compensatory damages with interest and its costs in the action. In October 2006, the court issued a stay of proceedings pending an investigation by the Special Litigation Committee. Following the conclusion of that investigation, on March 23, 2007, the Special Litigation Committee moved to dismiss the complaint based on, among other things, the Committee's conclusion that "future pursuit of this action is not in the best interests of Take-Two or its shareholders." The plaintiff subsequently conducted discovery concerning the Special Litigation Committee's motion to dismiss. On August 24, 2007, the plaintiff filed an Amended Derivative and Class Action Complaint. The Amended Derivative and Class Action Complaint alleges, among other things, that defendants breached their fiduciary duties in connection with the issuance of proxy statements in 2001, 2002, 2003, 2004 and 2005. On September 24, 2007, the Special Litigation Committee moved to dismiss the Amended Complaint or to consolidate certain of its claims with In re Take-Two Interactive Securities Litigation. Briefing on the Special Litigation Committee's motions is expected to be complete in March 2008.

Derivative Action—Option Backdating.    In July and August 2006, Richard Lasky and Raeda Karadsheh filed purported derivative action complaints in the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors. The complaints alleged violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the granting of certain of our stock options. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity-based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. The Lasky and Karadsheh actions were consolidated in November 2006 under the name In re Take-Two Interactive Software, Inc. Derivative Litigation, no. 1:06-cv-05279 (LTS). The plaintiffs filed a consolidated complaint on January 22, 2007, which focuses exclusively on our historical stock option granting practices. These matters were referred to the Special Litigation Committee. On September 7, 2007, the Special Litigation Committee moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and Board of Directors. The plaintiffs have sought discovery concerning the Committee's recommendation.

Strickland et al. Personal Injury Action.    In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against the Company, Sony Computer Entertainment America Inc., Sony Corporation of America, Wal-Mart, GameStop and Devin Moore, alleging under Alabama's manufacturers' liability and wrongful death statutes, that our video games designed, manufactured, marketed and/or supplied to Mr. Moore resulted in "copycat violence" that caused the death of Messrs. Strickland, Crump and Mealer. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600,000. Our motion to dismiss the action on the merits was denied. An accompanying motion to dismiss for lack of personal jurisdiction was denied by the trial court, and the Alabama Supreme Court subsequently rejected a petition for writ of mandamus on that issue. In April 2006, the plaintiffs amended the complaint to add a claim for civil conspiracy; the Company moved to dismiss that claim and the motion is pending. Under the most recent amended scheduling order, all fact and expert discovery was to have been completed by June 15, 2007, with a mediation on November 8, 2007 and trial, if necessary, to commence no earlier than January 18, 2008. Due to issues that arose in expert discovery, however, the amended scheduling order was suspended. The case was stayed until mid-January 2008 to permit the Plaintiffs to obtain new lead counsel, which they have done. There currently is no scheduling order in effect, though a status conference has been scheduled for April 15, 2008. We believe that the claims are without merit and that this action is similar to lawsuits brought and uniformly dismissed by courts in other jurisdictions.

Posey and Schmid Personal Injury Action.    In September 2006, personal representatives of the estate of Delbert and Tyrone Posey and Marilea Schmid brought an action against us, Sony Computer Entertainment America Inc. and Sony Corporation of America and Cody Posey in the Second Judicial District Court of Bernalillo County, New Mexico, alleging that Grand Theft Auto: Vice City resulted in

"copycat" violence that caused the deaths of the above named individuals in violation of New Mexico's product liability statute. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600,000. Both Sony entities have tendered their defense and requested indemnification from us, and we have accepted such tender. We received copies of the complaint and summonses in December 2006, and we moved to dismiss the complaint on January 19, 2007. We have filed motions to dismiss for failure to state a claim, as well as a motion to dismiss for lack of personal jurisdiction. The court heard arguments on the motions on December 18, 2007, and granted them in their entirety. The court entered an order of dismissal on January 11, 2008. On February 7, 2008 the Plaintiffs filed a notice of appeal to the New Mexico Court of Appeals.

Stockholder Action.    On March 7, 2008, Patrick Solomon, a stockholder of the Company, filed a purported class action complaint in the Court of Chancery of the State of Delaware against us and certain of our officers and directors. The plaintiff contends that the defendants breached their fiduciary duties by, among other things, allegedly refusing to explore premium offers by Electronic Arts Inc. to acquire all of the Company's shares, enacting a bylaw amendment allegedly designed to entrench the current board by preventing stockholders from nominating and electing alternative directors, agreeing to an amendment to a management agreement with ZelnickMedia and issuing a proxy statement for the 2008 Annual Meeting that allegedly contains misleading and incomplete information. The complaint seeks preliminary and permanent injunctive relief, rescissory and other equitable relief and damages. We believe the claims lack merit, and intend vigorously to defend against them.

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

Grand Jury Subpoenas.    We have received grand jury subpoenas issued by the District Attorney of the County of New York requesting production of documents covering various periods beginning on January 1, 1997, including those relating to, among other things: the so-called "Hot Coffee" scenes in Grand Theft Auto: San Andreas; the work of our Board of Directors, all Board Committees, and the Special Litigation Committee; certain acquisitions entered into by us; billing and payment records relating to PricewaterhouseCoopers LLP and the termination of PricewaterhouseCoopers LLP as our auditors; communications to financial analysts and stockholders about acquisitions and financial results; compensation and human resources documents of certain of our directors and employees and former directors and employees; stock-based compensation; the SEC's July 2006 inquiry; legal services performed for employees; corporate credit card and expense records of certain individuals; the SEC bar of our former Chairman and Chief Executive Officer, Ryan Brant; the resolution to amend our Incentive Stock Plan; and ethics, securities, and conflict of interest policies and questionnaires. We are fully cooperating and have provided documents and information called for by the subpoenas.

SEC Investigation.    In July 2006, we received notice from the SEC that it was conducting an informal non-public investigation of certain stock option grants made from January 1997 to present and in April 2007 we received notice from the SEC that it was conducting a formal investigation of such stock option grants. As a result of the Special Litigation Committee's internal review of our option grants, in February 2007 we restated our financial statements for prior periods in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. On August 9, 2007, we received a "Wells" notice from the Staff of the Division of Enforcement of the SEC informing us of its intention to request authority to file charges and seek a civil monetary penalty in connection with its investigation. We have submitted a response to the Staff's notice. We continue to cooperate with the Staff and continue to expect to resolve this investigation by means of a settlement rather than a contested litigation of charges.

Tax Inquiries.    We have been in contact with and have received requests for information from taxing authorities for records relating to the grant and exercise of options and tax deductions taken by us from October 2000 to October 2004. We are fully cooperating with these inquiries.

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

12.   SEGMENT AND GEOGRAPHIC INFORMATION

We are a publisher and distributor of interactive software games designed for personal computers, video game consoles and handheld platforms. Revenue earned by our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third parties. Revenue earned by our distribution segment is derived from the sale of third party software titles, accessories and hardware.

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

Information about our reportable segments is as follows:

	Three months ended January 31,
Net revenue:	2008	2007
Publishing	$122,419	$161,988
Distribution	118,023	115,352

Total net revenue	$240,442	$277,340

	Three months ended January 31,
Gross profit:	2008	2007
Publishing	$42,172	$62,820
Distribution	12,262	10,295

Total gross profit	$54,434	$73,115

	January 31, 2008			October 31, 2007
	Publishing	Distribution	Total	Publishing	Distribution	Total
Accounts receivable, net	$37,687	$25,650	$63,337	$65,288	$39,649	$104,937
Inventory	29,176	53,311	82,487	30,972	68,359	99,331
Total assets	641,888	131,197	773,085	666,112	165,031	831,143

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region is as follows:

	Three months ended January 31,
Net revenue by geographic region:	2008	2007
United States	$189,227	$196,947
Canada	13,582	17,163

North America	202,809	214,110
United Kingdom	7,408	16,028
Continental Europe	21,417	34,564
Asia Pacific and other	8,808	12,638

Total net revenue	$240,442	$277,340

Net revenue by product platform for our reportable segments is as follows:

	Three months ended January 31,
Net revenue by product platform:	2008	2007
Publishing:
Sony PlayStation 2 and PlayStation	$30,714	$58,591
Microsoft Xbox 360	25,700	24,634
Nintendo Wii	23,310	—
Sony PSP	15,489	33,090
PC	12,423	19,010
Sony PLAYSTATION 3	10,178	10,134
Nintendo handheld devices	3,236	1,787
Microsoft Xbox	811	6,265
Peripherals and other	482	8,147
Nintendo GameCube	76	330

Total publishing	122,419	161,988
Distribution:
Hardware and peripherals	53,168	44,916
Software:
Nintendo handheld devices	15,947	25,127
PC	12,367	13,342
Nintendo Wii	11,000	2,806
Sony PlayStation 2 and PlayStation	10,772	16,537
Microsoft Xbox 360	6,433	4,312
Sony PLAYSTATION 3	3,381	901
Microsoft Xbox	1,921	3,927
Nintendo GameCube	1,605	2,046
Sony PSP	1,429	1,438

Total distribution	118,023	115,352

Total net revenue	$240,442	$277,340

13.   SUBSEQUENT EVENTS

In February 2008, we signed an amended management agreement with ZelnickMedia. See Note 2.

In February 2008, we entered into a First Amendment to the Amended Credit Agreement. See Note 9.

In March 2008, the Compensation Committee of our Board approved a change in control severance plan (the "Severance Plan") that covers all of our full time employees, including those in countries other than the United States. Individuals who are providing services to the Company pursuant to the management agreement with ZelnickMedia will not be eligible to receive benefits under the Severance Plan. The Severance Plan is designed to help retain the employees, help maintain a stable work environment and provide certain economic benefits to the employees in the event their employment is terminated. These benefits generally include (1) severance payments paid in installments for a designated number of months following the employee's severance date including the employee's base salary plus a portion of their annual bonus; (2) continued medical group health plan coverage for the period the employee receives severance pay; and (3) accelerated vesting of all unvested equity-based awards held by the employee at the time of a change in control.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A included in our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended October 31, 2007.

Overview

Our Business

We are a global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment consists of our Rockstar Games, 2K Games, 2K Sports and 2K Play publishing labels. We develop, market and publish software titles for the leading gaming and entertainment hardware platforms including: Sony's PLAYSTATION®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems; Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") and Xbox® ("Xbox") video game and entertainment systems; Nintendo's Wii™ ("Wii"), DS™ ("DS") and Game Boy® Advance ("GBA"); and for the PC and Games for Windows®. The installed base for the prior-generation of console platforms, including PS2 and Xbox ("prior-generation platforms") is substantial, and the release of the Xbox 360, PS3 and Wii platforms ("next-generation platforms") has further expanded the video game software market. Our plan is to diversify and continue to expand the number of titles released on the next-generation platforms while continuing to market titles developed for prior-generation platforms given their significant installed base, as long as it is economically attractive to do so.

Our strategy is to capitalize on the growth of the interactive entertainment market, particularly the expanding demographics of video game players, and focus on creating premium quality games and successful franchises for which we can create sequels. We have established a portfolio of successful proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, strategy, role-playing, sports and racing. We have created, licensed and acquired a group of highly recognizable brands to match the variety of consumer demographics we aspire to serve, ranging from adults to children and hard-core game enthusiasts to casual gamers. We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category by leveraging our existing titles as well as developing new brands. We also expect 2K Games, developer of the successful Civilization series and the critically acclaimed BioShock title, to continue to develop new and successful franchises in the future. Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K and NHL 2K, provides more consistent year over year revenue streams than our Rockstar Games and 2K Games' businesses because we publish them on an annual basis. Targeting growth opportunities, we recently established the 2K Play label to focus on the family-oriented game market. Carnival Games has been a strong performing title, and 2K Play is planning to leverage this brand through sequels and product extensions. 2K Play also has a partnership with Nickelodeon to publish video games based on top rated Nick Jr. titles such as Dora the Explorer and Go, Diego, Go! We expect family-oriented gaming to be an important component of our industry in the future.

Revenue in our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third parties. Operating margins in our publishing business are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. Although software development costs as well as the development cycle for next-generation platforms have increased compared to prior-generation platforms, the impact is partially offset by the higher selling prices on next-generation software. We develop most of our front-line products internally, and we own many of our most important intellectual properties, which we believe best positions us financially and competitively. Operating margins associated with our externally developed titles, or titles for which we do not own the intellectual property, are generally lower because they require us to acquire licenses and provide minimum development guarantees. We continue to develop new revenue streams as they evolve, including higher margin sources such as in-game advertising and downloadable episodic content, which we expect will become more significant to our business over time.

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

First Quarter 2008 Releases

We released the following key titles in the first quarter of fiscal year 2008:

Title	Publishing Label	Internal or External Development	Platforms	Date Released
Dora the Explorer: Dora Saves the Mermaids™	2K Play	External	DS	November 7, 2007
Go, Diego, Go!: Safari Rescue™	2K Play	External	DS	November 7, 2007
College Hoops 2K8	2K Sports	Internal	Xbox 360, PS3, PS2	November 21, 2007
Deal or No Deal™: Secret Vault Games	2K Play	Internal	PC	November 29, 2007
Grand Theft Auto: Vice City Stories (Japan)	Rockstar Games	Internal	PS2, PSP	December 6, 2007

Product Pipeline

We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platforms	Actual/Expected Release (Fiscal Period)
Dora the Explorer: Dora Saves the Mermaids™	2K Play	External	PS2	February 12, 2008
Go, Diego, Go!: Safari Rescue™	2K Play	External	Wii, PS2	February 12, 2008
Bully: Scholarship Edition	Rockstar Games	Internal	Xbox 360, Wii	March 4, 2008
Major League Baseball® 2K8	2K Sports	Internal	Xbox 360, PS3, Wii, PS2, PSP	March 4, 2008
Grand Theft Auto IV	Rockstar Games	Internal	Xbox 360, PS3	April 29, 2008
Major League Baseball® 2K8 Fantasy All-Stars	2K Sports	External	DS	Fiscal year 2008
Top Spin 3	2K Sports	Internal	Xbox 360, PS3, Wii, DS	Fiscal year 2008
Midnight Club: Los Angeles	Rockstar Games	Internal	Xbox 360, PS3	Fiscal year 2008
Don King Presents: Prizefighter	2K Sports	Internal	Xbox 360, Wii, DS	Fiscal year 2008
Carnival Games™	2K Play	Internal	DS	Fiscal year 2008
Carnival Games: Mini-Golf™	2K Play	Internal	Wii	Fiscal year 2008
Sid Meier's Civilization® Revolution™	2K Games	Internal	Xbox 360, PS3, DS	Fiscal year 2008
Grand Theft Auto IV episodic content	Rockstar Games	Internal	Xbox 360	Fiscal year 2008
NBA® 2K9	2K Sports	Internal	Multiple platforms	Fiscal year 2008
NHL® 2K9	2K Sports	Internal	Multiple platforms	Fiscal year 2008
Borderlands™	2K Games	External	Xbox 360, PS3, Games for Windows®	Fiscal year 2009
Mafia II	2K Games	Internal	Next-generation consoles, Games for Windows®	Fiscal year 2009
BioShock2	2K Games	Internal	TBA	Fiscal year 2009
Grand Theft Auto IV episodic content	Rockstar Games	Internal	Xbox 360	Fiscal year 2009

Critical Accounting Policies and Estimates

Our most critical accounting policies, which are those that require significant judgment, include: valuation of goodwill, long-lived assets; valuation and recognition of stock-based compensation; allowances for returns and price concessions; capitalization and recognition of software development costs and licenses; revenue recognition; and income taxes. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We do not expect that the adoption of SFAS 157 and FSP FAS 157-2 will have a material effect on our consolidated financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted. We have elected not to early adopt and are currently assessing the impact of SFAS 159 on our consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. Also in December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements ("SFAS 160"). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, with earlier adoption being prohibited. We do not currently have any non-controlling interests in our subsidiaries, and accordingly, the adoption of SFAS 160 is not expected to have a material effect on our consolidated financial position, cash flows or results of operations.

In June 2007, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus conclusion on EITF 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 and requires prospective application for new contracts entered into after the effective date. We do not expect that the adoption of EITF 07-03 will have a material effect on our consolidated financial position, cash flows or results of operations.

Results of Operations

Consolidated operating results, net revenue by geographic region and publishing revenue by platform as a percent of revenue are as follows:

	Three months ended 31,
	2008	2007
Net revenue:
Publishing	50.9%	58.4%
Distribution	49.1%	41.6%

Net revenue	100.0%	100.0%

Cost of goods sold	77.4%	73.6%
Gross profit	22.6%	26.4%
Selling and marketing	14.0%	12.6%
General and administrative	13.1%	13.9%
Research and development	6.6%	5.1%
Business reorganization and related	0.1%	0.0%
Depreciation and amortization	2.7%	2.4%

Total operating expenses	36.4%	34.1%

Loss from operations	(13.8)%	(7.7)%
Interest and other, net	(0.1)%	0.3%

Loss before income taxes	(13.8)%	(7.4)%
Income taxes	2.0%	0.4%

Net loss	(15.8)%	(7.8)%

Net revenue by geographic region:
United States and Canada	84.3%	77.2%
Europe, Asia-Pacific and Other	15.7%	22.8%
Publishing revenue by platform:
Console	74.2%	61.8%
PC	10.1%	11.7%
Handheld	15.3%	21.5%
Accessories	0.4%	5.0%

Three Months ended January 31, 2008 compared to January 31, 2007

Publishing

(thousands of dollars)	2008	%	2007	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$122,419	100.0%	$161,988	100.0%	$(39,569)	(24.4)%
Product costs	42,391	34.6%	59,086	36.5%	(16,695)	(28.3)%
Software development costs and royalties	22,713	18.6%	22,879	14.1%	(166)	(0.7)%
Internal royalties	6,145	5.0%	9,478	5.9%	(3,333)	(35.2)%
Licenses	8,998	7.4%	7,725	4.8%	1,273	16.5%

Cost of goods sold(1)	80,247	65.6%	99,168	61.2%	(18,921)	(19.1)%

Gross profit	$42,172	34.4%	$62,820	38.8%	$(20,648)	(32.9)%

(1)
Includes $746 and $545 of stock-based compensation expense in 2008 and 2007, respectively, included in software development costs and royalties.

Our decrease in net revenue primarily reflects lower sales of titles from our Grand Theft Auto franchise. Total revenue generated from our Grand Theft Auto titles was $27.3 million higher in the 2007 period. In addition, net revenue from Bully which was released in October 2006, was $10.5 million lower in 2008 and sales of peripherals decreased $7.7 million in 2008 reflecting our sale of the Joytech accessories business in the fourth quarter of 2007. Sales in our 2008 holiday season were lower due to fewer releases than in 2007, and our unexpected delay of Grand Theft Auto IV from the fourth quarter of fiscal 2007 to the second quarter of fiscal 2008. In addition, our competitors released several premium titles in the current period which impacted sales of our previously released products. Partially offsetting the decrease in net revenue were new titles that generated net revenue of $28.0 million, including Carnival Games, BioShock and Manhunt 2.

Sales on next-generation platforms accounted for approximately 48.3% of our total net publishing revenue in the first quarter of 2008. Wii software sales accounted for $23.3 million or 19.0% of our net publishing revenue in the 2008 period, reflecting the strong sales of Carnival Games. Xbox 360 and PS3 software sales were relatively flat from period to period, and accounted for 21.0% and 8.3% of our net publishing revenue in the 2008 period, respectively. Sales on the PS2 platform decreased $27.9 million or 47.6%, reflecting decreased sales of Bully, and Grand Theft Auto: San Andreas in 2008. Prior-generation Xbox sales decreased $5.5 million or 87.1%. We expect sales on the prior-generation platforms to continue to decline as a result of the continuing hardware transition and have therefore reduced the number of titles in development for these platforms. We have also continued to reduce pricing on software titles for the PS2 and Xbox platforms as the next-generation hardware installed base grows. PSP sales decreased $17.6 million, primarily due to decreased sales of Grand Theft Auto: Vice City Stories.

Gross profit as a percentage of net revenue decreased due to fewer new releases and lower average retail prices in the current holiday season. In addition, we accelerated approximately $5.9 million of amortization on capitalized software and license costs as a result of lowered sales expectations of certain titles. Software development costs and royalties were higher as a percentage of net revenue, and product costs were a lower percentage of net revenue, reflecting a change in our product mix after the sale of our Joytech peripherals business. Internal royalties also decreased as a percentage of net revenue, reflecting reduced sales of our Grand Theft Auto titles. We expect gross profit margins to increase for the remainder of fiscal 2008 with the releases of our internally developed, wholly-owned titles such as Grand Theft Auto IV and Midnight Club: Los Angeles.

Revenue earned from licensing our intellectual property to third parties decreased to $7.7 million in the first quarter of 2008 from $9.2 million in the 2007 period, reflecting lower sales in Japan for Grand Theft Auto: San Andreas for the PS2, offset by our first quarter 2008 release of Grand Theft Auto: Vice City Stories in Japan. We recognize substantially higher gross profit margins on revenue earned in connection with licensing our products.

Revenue earned outside of North America accounted for approximately $37.6 million in the first quarter of 2008 compared to $63.2 million in the 2007 period. The year-over-year decrease was primarily attributable to lower sales of Grand Theft Auto: Vice City Stories for the PSP and Bully for the PS2. Foreign exchange rates benefited revenue by approximately $2.9 million in the first quarter of 2008.

Distribution

(thousands of dollars)	2008	%	2007	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$118,023	100.0%	$115,352	100.0%	$2,671	2.3%
Cost of goods sold	105,761	89.6%	105,057	91.1%	704	0.7%

Gross profit	$12,262	10.4%	$10,295	8.9%	$1,967	19.1%

Net revenue associated with software on next-generation platforms increased $12.8 million and hardware sales increased $12.9 million, reflecting increased availability of the next-generation platforms, especially the Wii. Lower sales of prior-generation software offset the increase by $8.2 million, as consumers continued to shift their spending to next-generation software. In addition, we experienced a decline in software sales for Nintendo handheld devices of $9.2 million and peripherals of $4.6 million. Foreign currency exchange rates increased net revenue by approximately $1.9 million in the first quarter of 2008. Although hardware sales increased, we realized higher margins in 2008 primarily due to increased bundling of software with hardware.

Operating Expenses

(thousands of dollars)	2008	% of net revenue	2007	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$33,729	14.0%	$35,024	12.6%	$(1,295)	(3.7)%
General and administrative	31,402	13.1%	38,614	13.9%	(7,212)	(18.7)%
Research and development	15,810	6.6%	14,150	5.1%	1,660	11.7%
Business reorganization and related	162	0.1%	—	0.0%	162	N/M
Depreciation and amortization	6,409	2.7%	6,661	2.4%	(252)	(3.8)%

Total operating expenses(1)	$87,512	36.4%	$94,449	34.1%	$(6,937)	(7.3)%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2008	2007
Selling and marketing	$867	$307
General and administrative	3,372	1,954
Research and development	1,088	1,186

Selling and marketing expenses decreased in 2008, primarily due to fewer releases in the current period. Advertising expense was approximately $5.1 million higher in 2007, mainly for our Grand Theft Auto titles. The decrease was partially offset by higher personnel costs of $3.3 million, mainly due to higher severance expense in our European territories.

General and administrative expenses decreased, reflecting lower professional fees in 2008, primarily due to higher expenses of approximately $6.6 million in the 2007 period related to the investigation of our stock option granting practices. The professional fees in the 2008 period also include $2.1 million of stock-based compensation related to the management agreement with ZelnickMedia. Personnel expenses decreased by $2.5 million due to lower salaries and stock-based compensation, which reflects the results of our restructuring initiatives. We also recognized approximately $1.2 million of incremental gains on foreign exchange transactions in 2008.

General and administrative expenses for the quarters ended January 31, 2008 and 2007 also includes occupancy expense (primarily rent, utilities and office expenses) of $3.5 million and $3.7 million, respectively, related to our development studios.

Research and development expenses increased primarily due to an increase in legal expense by $1.1 million in 2008 for ongoing legal matters.

Business reorganization and related expenses include severance and relocation costs as a result of consolidating our operations. We expect to incur additional reorganization expenses of approximately $2.0 million through the remainder of fiscal 2008.

Provision for income taxes.    For the three months ended January 31, 2008, income tax expense was $4.8 million, primarily attributable to foreign jurisdictions, compared to income tax expense of $1.1 million in the first quarter of 2007. We did not record an income tax benefit on our pre-tax loss in 2008 and 2007 due to uncertainty regarding the realization of our deferred tax assets, primarily those attributable to net operating loss carryforwards. As a result, we increased our valuation allowance by approximately $7.3 million and $6.1 million in the three months ended January 31, 2008 and 2007, respectively. Our effective tax rate differed from the federal, state and foreign statutory rates primarily due to the recording of valuation allowances.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and loss per share.    For the three months ended January 31, 2008, net loss was $38.0 million, compared to $21.5 million in the 2007 period. Net loss per share for the three months ended January 31, 2008 was $0.52 compared to $0.30 for the three months ended January 31, 2007. Weighted average shares outstanding were relatively flat compared to the prior period and did not have a significant impact on our loss per share.

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

In November 2007, we entered into an amended and restated credit agreement with Wells Fargo Foothill, Inc. (the "Amended Credit Agreement"), which increased the principal amount of our revolving credit facility from $100.0 million to $140.0 million. The Amended Credit Agreement restricts our ability to borrow based on certain accounts receivable and inventory levels, both domestically and internationally.

Amounts outstanding under the Amended Credit Agreement are secured by all of our assets and the equity of our subsidiaries based in the U.S. and U.K. Revolving loans under the Amended Credit Agreement bear interest at our election of (a) 1.00% to 1.25% above a certain base rate, or (b) 2.25% to 2.50% above the LIBOR Rate (minimum of 4.00% LIBOR Rate). The Amended Credit Agreement contains customary covenants and fees for unused balances and matures on July 3, 2012. As of January 31, 2008, we had $94.0 million available for borrowings under the Amended Credit Agreement.

In February 2008, we entered into a First Amendment to the Amended Credit Agreement (the "First Amendment"), pursuant to which the credit facility bears interest at a margin of (a) 2.00% to 2.50% above a certain base rate, or (b) 3.25% to 3.75% above the LIBOR Rate (minimum of 4.00% LIBOR Rate), which margins are subject to certain levels of liquidity.

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

As of January 31, 2008 and October 31, 2007, amounts due from our five largest customers comprised approximately 68.0% and 54.4% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 55.7% and 41.9% of such balance at January 31, 2008 and October 31, 2007, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

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

  •
  Contractual advances and royalty payments to third party software developers that expire at various times through September 2010. Guaranteed minimum payments assume satisfactory performance;

  •
  Operating leases, primarily related to occupancy, furniture and equipment, expiring at various times through June 2015; and

  •
  Distribution agreements to purchase third party software games that require guaranteed minimum payments through October 2008.

A summary of annual minimum contractual obligations and commitments as of January 31, 2008 is as follows (in thousands of dollars):

Fiscal year ending October 31,	Licensing and Marketing	Software Development	Operating Leases	Distribution	Line of credit	Total
2008 (remaining nine months)	$57,356	$37,920	$12,579	$1,551	$—	$109,406
2009	54,185	21,734	16,280	—	—	92,199
2010	62,190	4,400	14,327	—	—	80,917
2011	49,681	—	12,959	—	—	62,640
2012	51,008	—	11,056	—	36,000	98,064
Thereafter	—	—	12,964	—	—	12,964

Total	$274,420	$64,054	$80,165	$1,551	$36,000	$456,190

In addition to the cash commitments above, we have also entered into acquisition agreements that contain provisions for contingent cash consideration subject to certain acquired companies achieving agreed upon financial or unit sales goals or performance conditions. The amount and timing of these payments are currently not fixed or determinable.

On November 1, 2007, we adopted FIN 48 and reclassified $28.4 million of gross unrecognized tax benefits to non-current income taxes payable in our condensed consolidated balance sheet. As of January 31, 2008, we cannot make a reasonably reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled during fiscal 2008 (see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

We believe that our current cash and cash equivalents and projected cash flow from operations, along with availability under our Amended Credit Agreement, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months. In addition, we believe that we have the ability, if necessary, to implement further restructuring activities that would substantially reduce personnel and personnel-related costs, reduce capital expenditures, reduce research and development expenditures and/or reduce selling and marketing expenditures. We also believe that we have the ability to obtain additional financing, if necessary.

Our changes in cash and cash equivalents are as follows:

	Three months ended January 31,
(thousands of dollars)
	2008	2007
Cash (used for) provided by operating activities	$(39,365)	$12,123
Cash (used for) investing activities	(1,521)	(7,742)
Cash provided by (used for) financing activities	17,958	(12)
Effects of exchange rates on cash and cash equivalents	(441)	1,302

Net (decrease) increase in cash and cash equivalents	$(23,369)	$5,671

At January 31, 2008 we had $54.4 million of cash and cash equivalents, compared to $77.8 million at October 31, 2007. Our decrease in cash and cash equivalents from October 31, 2007 was primarily a result of cash used for operating activities. In 2008, our net loss was partially offset by non-cash expenses and a decrease in accounts receivable, reflecting seasonality in our business as we collected on sales from the holiday season. Sales in our 2008 holiday season were lower however, due to fewer releases than in 2007, and our unexpected delay of Grand Theft Auto IV from the fourth quarter of fiscal 2007 to the second quarter of fiscal 2008. We also reduced inventory and accounts payable balances and received cash for previously paid income taxes. Increased software development costs and licenses reduced cash flow from operating activities as we continued to prepare for the major releases of Grand Theft Auto IV, Midnight Club: Los Angeles and Major League Baseball 2K8 in fiscal 2008.

Cash used for investing activities consisted primarily of capital expenditures in 2008, which decreased compared to the prior period. The current period consisted primarily of purchases of computer equipment, whereas the prior period reflected our investment in programming and development equipment, high-definition monitors and leasehold improvements at certain of our studios. We also made cash payments in connection with our acquisition of Illusion Softworks.

Cash provided by financing activities reflected the cash received from our line of credit of $18.0 million and the exercise of stock options in 2008, which was higher than the amount received in 2007 as a result of trading restrictions imposed due to our stock option investigation in the prior year. These cash receipts were offset by cash paid in the first quarter of 2008 for debt issuance costs in connection with our Amended Credit Agreement.

Cash and cash equivalents decreased $0.4 million in 2008 as a result of foreign currency exchange translation.

In January 2008, we issued 1,490,605 shares of restricted stock valued at $27.7 million in connection with our acquisition of Illusion Softworks.

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

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia and Asia. For the three months ended January 31, 2008 and 2007, approximately 21.3% and 29.0%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. We had an outstanding loan balance of $36.0 million under our Amended Credit Agreement as of January 31, 2008. As of January 31, 2008, we had $10.0 million of letters of credit outstanding. Under the Amended Credit Agreement, the outstanding balance bears interest at our election of (a) 1.00% to 1.25% above a certain base rate (7.25% at January 31, 2008), or (b) 2.25% to 2.50% above the LIBOR rate with a minimum 4.00% LIBOR Rate (6.50% at January 31, 2008), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense. For instance, if the LIBOR rate were to increase or decrease one percentage point (1.0%), our expected annual interest expense would change by approximately $0.4 million based on our outstanding balance as of January 31, 2008.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended January 31, 2008, our foreign currency translation adjustment loss was approximately $6.2 million. The foreign exchange transaction gain recognized in our statement of operations for the three months ended January 31, 2008 was $1.5 million.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2008, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Except as noted below, there were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007. A full discussion of our pending legal proceedings is also contained in Part I, Item 1, "Notes to Unaudited Condensed Consolidated Financial Statements" of this Report.

Stockholder Action.    On March 7, 2008, Patrick Solomon, a stockholder of the Company, filed a purported class action complaint in the Court of Chancery of the State of Delaware against us and certain of our officers and directors. The plaintiff contends that the defendants breached their fiduciary duties by, among other things, allegedly refusing to explore premium offers by Electronic Arts Inc. to acquire all of the Company's shares, enacting a bylaw amendment allegedly designed to entrench the current board by preventing stockholders from nominating and electing alternative directors, agreeing to an amendment to a management agreement with ZelnickMedia and issuing a proxy statement for the 2008 Annual Meeting that allegedly contains misleading and incomplete information. The complaint seeks preliminary and permanent injunctive relief, rescissory and other equitable relief and damages. We believe the claims lack merit, and intend vigorously to defend against them.

Item 1A.    Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 other than the following.

The unsolicited acquisition proposal by Electronic Arts, Inc. may create a distraction for our management and uncertainty that may adversely affect our business.

On February 19, 2008, we received an unsolicited proposal from Electronic Arts, Inc. ("EA") to acquire all of the outstanding shares of common stock of the Company. On February 24, 2008, EA issued a press release announcing the proposal. In response, our Board of Directors announced that, after carefully reviewing the proposal, it has unanimously concluded that the proposal is not in the best interests of the Company and its stockholders. The review and consideration of the EA proposal (and any alternate proposals that may be made by other parties) may become a significant distraction for our management and employees and has required, and may continue to require, the expenditure of significant time and resources by us. EA's unsolicited acquisition proposal has also created uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent. EA's unsolicited acquisition proposal may also create uncertainty for current and potential publishers, developers, distributors and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. Finally, stockholder litigation in connection with EA's unsolicited proposal may result in significant costs of defense, indemnification and liability. These consequences, alone or in combination, may harm our business and have a material adverse effect on our results of operation.

Our stock price has been volatile and may continue to fluctuate significantly.

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us (including those discussed in the risk factors above as well as others not currently known to us or that we currently do not believe are material), to changes in securities analysts' earnings estimates or ratings, to our results or future financial guidance falling below our expectations and analysts' and investors' expectations, to factors affecting the computer, software, entertainment, media or electronics industries, or to national or international economic conditions.

We further believe that, as a result of EA's unsolicited acquisition proposal, and speculation concerning a potential acquisition, the future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations. There can be no assurance whether a transaction will occur or at what price. If a transaction does not occur, or the market perceives a transaction as unlikely to happen, our stock price may decline significantly, rapidly and without notice.

Litigation directly or indirectly resulting from EA's unsolicited acquisition proposal and/or our review of strategic alternatives may negatively impact our business, results of operations and financial condition.

A shareholder lawsuit has been filed against us in the Court of Chancery of the State of Delaware contending that our directors breached their fiduciary duties by, among other things, allegedly refusing to explore premium offers by EA to acquire all of the Company's shares, enacting a bylaw amendment allegedly designed to entrench the current board by preventing stockholders from nominating and electing alternative directors, agreeing to an amendment to a management agreement with ZelnickMedia and issuing a proxy statement for the 2008 Annual Meeting that allegedly contains misleading and incomplete information. Other lawsuits may be filed against us and our directors with similar or additional allegations relating to our 2008 annual meeting of stockholders and the proxy materials filed with the SEC and mailed to stockholders in connection therewith, the amendment to the ZelnickMedia management agreement, EA's unsolicited acquisition proposal, our review of strategic alternatives or other recent events. Such claims and any resultant litigation could subject us to liability. Even if we prevail, such litigation could be time consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Moreover, there can be no assurance as to the reaction of our employees, stockholders, publishers, developers, distributors and other business partners to the institution or ultimate resolution of any such proceedings.

We face risks from our international operations.

We are subject to certain risks because of our international operations, particularly as we seek to grow our business and presence outside of the United States. Changes to and compliance with a variety of foreign laws and regulations that may increase our cost of doing business and our inability or failure to obtain required approvals could harm our international and domestic sales. Trade legislation in either the United States or other countries, such as a change in the current tariff structures, import/export compliance laws or other trade laws or policies, could adversely affect our ability to sell or to distribute in international markets. Furthermore, local laws and customs in many countries differ significantly from those in the United States. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by United States laws and regulations applicable to us such as the Foreign Corrupt Practices Act and by local laws applicable to us such as laws prohibiting corrupt payments to government officials. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.
(Registrant)
Date: March 11, 2008	By:	/s/ Ben Feder Ben Feder Chief Executive Officer (Principal Executive Officer)
Date: March 11, 2008	By:	/s/ Lainie Goldstein Lainie Goldstein Chief Financial and Accounting Officer (Principal Financial Officer)

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 6. Exhibits