Form 10-Q
period 2008-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2008-06-06
CIK 946581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2008
OR
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

As of June 2, 2008, there were 77,233,507 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	April 30, 2008	October 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,918	$77,757
Accounts receivable, net of allowances of $66,757 and $63,324 at April 30, 2008 and October 31, 2007, respectively	362,765	104,937
Inventory	91,821	99,331
Software development costs and licenses	136,640	141,441
Prepaid taxes and taxes receivable	24,738	40,316
Prepaid expenses and other	34,416	34,741

Total current assets	723,298	498,523

Fixed assets, net	39,727	44,986
Software development costs and licenses, net of current portion	49,210	34,465
Goodwill	237,251	204,845
Other intangibles, net	29,427	31,264
Other assets	18,215	17,060

Total assets	$1,097,128	$831,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$185,530	$128,782
Accrued expenses and other current liabilities	201,708	146,835
Deferred revenue	39,857	36,544

Total current liabilities	427,095	312,161

Deferred revenue	25,000	25,000
Line of credit	16,000	18,000
Income taxes payable	28,076	—
Other long-term liabilities	5,601	4,828

Total liabilities	501,772	359,989

Commitments and contingencies
Stockholders' Equity:
Common Stock, $.01 par value, 100,000 shares authorized; 77,146 and 74,273 shares issued and outstanding at April 30, 2008 and October 31, 2007, respectively	771	743
Additional paid-in capital	578,822	513,297
Accumulated deficit	(18,597)	(77,747)
Accumulated other comprehensive income	34,360	34,861

Total stockholders' equity	595,356	471,154

Total liabilities and stockholders' equity	$1,097,128	$831,143

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
Net revenue	$539,810	$205,436	$780,252	$482,776
Cost of goods sold	318,259	159,582	504,267	363,807

Gross profit	221,551	45,854	275,985	118,969
Selling and marketing	45,949	28,159	79,678	63,183
General and administrative	49,201	40,471	80,603	79,085
Research and development	14,828	11,936	30,638	26,086
Business reorganization and related	944	8,962	1,106	8,962
Depreciation and amortization	7,516	7,076	13,925	13,737

Total operating expenses	118,438	96,604	205,950	191,053

Income (loss) from operations	103,113	(50,750)	70,035	(72,084)
Interest and other income (expense), net	(830)	1,022	(982)	1,884

Income (loss) before income taxes	102,283	(49,728)	69,053	(70,200)
Income taxes	4,061	1,521	8,828	2,597

Net income (loss)	$98,222	$(51,249)	$60,225	$(72,797)

Earnings (loss) per share:
Basic	$1.31	$(0.71)	$0.81	$(1.02)

Diluted	$1.29	$(0.71)	$0.80	$(1.02)

Weighted average shares outstanding
Basic	75,098	71,736	74,112	71,548

Diluted	75,954	71,736	74,894	71,548

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended April 30,
	2008	2007
Operating activities:
Net income (loss)	$60,225	$(72,797)

Adjustments to reconcile net income (loss) to net cash used for operating activities:
Amortization and impairment of software development costs and licenses(1)	64,544	41,964
Depreciation and amortization of long-lived assets	13,925	13,737
Amortization and impairment of intellectual property	537	6,691
Stock-based compensation(2)	18,500	9,810
Benefit for deferred income taxes	(117)	(135)
Foreign currency transaction gain and other	(360)	(959)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	(257,828)	76,257
Inventory	7,510	15,292
Software development costs and licenses	(74,229)	(77,589)
Prepaid expenses, other current and other non-current assets	15,952	16,150
Accounts payable, accrued expenses, deferred revenue, income taxes payable and other liabilities	137,617	(42,461)

Total adjustments	(73,949)	58,757

Net cash used for operating activities	(13,724)	(14,040)

Investing activities:
Purchase of fixed assets	(4,998)	(13,090)
Payments for purchases of businesses, net of cash acquired	(4,037)	(982)

Net cash used for investing activities	(9,035)	(14,072)

Financing activities:
Proceeds from exercise of options	20,489	802
Payments on line of credit	(67,000)	—
Borrowings on line of credit	65,000	—
Payment of debt issuance costs	(957)	—

Net cash provided by financing activities	17,532	802

Effects of exchange rates on cash and cash equivalents	388	3,346

Net decrease in cash and cash equivalents	(4,839)	(23,964)
Cash and cash equivalents, beginning of year	77,757	132,480

Cash and cash equivalents, end of period	$72,918	$108,516

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

Earnings Per Share

The calculation of basic earnings per share ("EPS") for each period is based on the weighted average number of common shares outstanding during the period. The calculation of diluted EPS for each period is based on the weighted average number of common shares outstanding during the period, plus the effect, if any, of dilutive common stock equivalent shares using the Treasury Stock method which include restricted stock outstanding and common shares issuable upon the exercise of stock options. The following table sets forth a reconciliation between basic and diluted shares, in accordance with SFAS 128, Earnings Per Share (in thousands except per share data):

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
Basic shares	75,098	71,736	74,112	71,548
Add: Shares issued upon assumed exercise of common stock equivalents	856	—	782	—

Diluted shares	75,954	71,736	74,894	71,548

For the three and six months ended April 30, 2007, the Company incurred a net loss, therefore, diluted EPS excludes all common stock equivalents, or 7,042,000. For the three and six months ended April 30, 2008, diluted EPS excludes approximately 3,169,000 and 4,756,000, respectively, of common stock equivalents which are antidilutive.

During the three and six months ended April 30, 2008, we issued approximately 996,000 and 1,366,000 shares, respectively, of common stock in connection with employee stock option exercises and restricted stock awards.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (November 1, 2008 for the Company), and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 (November 1, 2009 for the Company), and interim periods within those fiscal years for items within the scope of this FSP. We do not expect that the adoption of SFAS 157 and FSP FAS 157-2 will have a material effect on our consolidated financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (November 1, 2008 for the Company), with earlier adoption permitted. We have elected not to early adopt and are currently assessing the impact of SFAS 159 on our consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141 (R) is effective for all fiscal years beginning after December 15,

2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"), which establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. SFAS 160 requires that noncontrolling interests be reported as a component of equity in a company's consolidated financial statements and that losses will be allocated to these interests even when such allocation might result in a deficit balance. SFAS 160 is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company), and interim periods within those years. We do not believe the adoption of SFAS 160 will have a material impact on our financial position, cash flows or results of operations.

In June 2007, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus conclusion on EITF 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 (November 1, 2008 for the Company), and requires prospective application for new contracts entered into after the effective date. We do not expect that the adoption of EITF 07-03 will have a material effect on our consolidated financial position, cash flows or results of operations.

2.     RECENT DEVELOPMENTS

On March 13, 2008, Electronic Arts Inc. ("EA"), launched a tender offer to acquire the outstanding shares of the Company's Common Stock for $26.00 per share (the "Offer"). On March 26, 2008, our Board of Directors, with the assistance of our financial and legal advisors, unanimously determined that the Offer was inadequate and recommended that the Company's stockholders reject the Offer. On April 18, 2008, EA announced the second extension of the Offer to May 16, 2008 and reduced the price per share to $25.74. On May 19, 2008, EA announced a third extension of the Offer to June 16, 2008 at the same price per share of $25.74. For the three and six months ended April 30, 2008, we recorded approximately $3,355 in general and administrative expenses related to the Offer.

3.     EXECUTIVE MANAGEMENT SERVICES AGREEMENT

The management agreement entered into by the Company and ZelnickMedia Corporation ("ZelnickMedia") in March 2007 ("Management Agreement") provided that Strauss Zelnick, the President of ZelnickMedia , would serve as our non-Executive Chairman. Beginning in March 2007, Ben Feder, a partner of ZelnickMedia, began serving as our Chief Executive Officer on an interim basis. The Management Agreement also provided that ZelnickMedia would periodically provide the services of other executives, including Karl Slatoff.

In February 2008, we entered into an amendment to the Management Agreement (the "April 2008 Amendment") which, among other things, extends the term of the Management Agreement by one year to October 2012 and effective April 1, 2008, increased the annual management fee to $2,500 and the maximum annual bonus to $2,500 per fiscal year based on the Company achieving certain performance thresholds. In addition, the April 2008 Amendment provides for a grant to ZelnickMedia of 600,000 shares of restricted stock that vest ratably over a three year period and 900,000 shares of restricted stock that vest over a four year period through 2012, based on the performance of the price of our common stock relative to other companies in the NASDAQ Industrial Index, which will be granted on the fifth trading day following the filing of this Quarterly Report on Form 10-Q. The April 2008 Amendment also provided that

Mr. Zelnick was named Executive Chairman, and Mr. Feder and Mr. Slatoff entered into employment agreements with us to serve as Chief Executive Officer and Executive Vice President, respectively.

In consideration for ZelnickMedia's services under the Management Agreement, as amended, we recorded total cash compensation which includes the management fee, bonus and reimbursement of expenses, of $1,071 and $1,517, for the three and six month ended April 30, 2008, respectively, and $136 for the three and six months ended April 30, 2007. In addition, pursuant to the Management Agreement, on August 27, 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vest over 36 months and expire 10 years from the date of grant. Each month, we re-measure the fair value of the unvested portion of the options awarded to ZelnickMedia in August 2007, and record compensation expense for the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. As a result, changes in the price of our common stock will change the fair value of the options and compensation expense or benefit recognized in any given period. For the three and six months ended April 30, 2008, we recorded $3,205 and $5,264, respectively of stock-based compensation related to this agreement.

4.     BUSINESS REORGANIZATION AND RELATED CHARGES

We initiated a management and business reorganization plan in the second quarter of 2007, which included costs to replace our former executive management team and certain members of our Board of Directors, and utilize the services of ZelnickMedia. In addition, we undertook a restructuring plan that consolidated certain functions in central locations. As a result, we have primarily incurred employee termination costs, relocation and lease termination costs and professional fees. We expect to record approximately $22,000 of business reorganization and related costs, with approximately $10,000 of expenses related to our executive management and Board changes.

The following table summarizes the activity in accrued business reorganization costs:

	Employee termination costs	Lease termination and relocation costs	Professional fees and other	Total business reorganization and related costs
Costs incurred through October 31, 2007	$10,143	$2,947	$4,377	$17,467
Utilization through October 31, 2007:
Non-Cash	(2,065)	—	—	(2,065)
Cash	(7,362)	(2,350)	(4,225)	(13,937)

Accrual as of October 31, 2007(a)	716	597	152	1,465
Costs incurred for the three months ended January 31, 2008	95	39	28	162
Utilization for the three months ended January 31, 2008:
Cash	(171)	(385)	(180)	(736)

Accrual as of January 31, 2008(a)	$640	$251	$—	$891

Costs incurred for the three months ended April 30, 2008	351	593	—	944
Utilization for the three months ended April 30, 2008:
Cash	(646)	(430)	—	(1,076)

Accrual as of April 30, 2008(a)	$345	$414	$—	$759

Total life-to-date costs incurred through April 30, 2008	$10,589	$3,579	$4,405	$18,573

(a)
Included in accrued expenses and other current liabilities

5.     COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are as follows:

	For the six months ended April 30,
	2008	2007
Net income (loss)	$60,225	$(72,797)
Foreign currency translation adjustment	(501)	6,810

Comprehensive income (loss)	$59,724	$(65,987)

6.     INVENTORY

Inventory balances by category are as follows:

	April 30, 2008	October 31, 2007
Finished products	$85,890	$91,512
Parts and supplies	5,931	7,819

Inventory	$91,821	$99,331

Estimated product returns included in inventory at April 30, 2008 and October 31, 2007 were $8,052 and $9,758, respectively.

7.     SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our software development costs and licenses are as follows:

	April 30, 2008		October 31, 2007
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$115,500	$21,089	$122,307	$7,869
Software development costs, externally developed	15,819	25,721	8,572	24,297
Licenses	5,321	2,400	10,562	2,299

Software development costs and licenses	$136,640	$49,210	$141,441	$34,465

Amortization and impairment of software development costs and licenses (excluding stock-based compensation) for the three and six months ended April 30, 2008 were $45,962 and $64,544, respectively, and $23,130 and $41,964, for the three and six months ended April 30, 2007, respectively.

Software development costs and licenses as of April 30, 2008 and October 31, 2007 include $142,904 and $153,121, respectively, related to titles that have not been released.

8.     BUSINESS ACQUISITIONS

In March 2008, we acquired the assets of Mad Doc Software LLC ("Mad Doc"), an independent development studio in North America. Total consideration paid upon acquisition, which is subject to adjustment based on specified working capital levels, was $5,978, consisting primarily of $3,650 in cash, 53,033 shares of our unregistered common stock and $975 of development advances paid prior to the acquisition. The terms of the transaction also include additional contingent deferred payments in cash and stock of up to $15,000. We preliminarily recorded $4,527 of goodwill and $1,275 of identified intangible assets and capitalized software as of April 30, 2008 in connection with this acquisition. The goodwill recorded in connection with this acquisition is deductible for tax purposes.

In December 2007, we acquired all of the outstanding capital stock of Illusion Softworks ("Illusion"), the developer of the Mafia video game franchise. The acquisition reflects our strategy to add high-value intellectual property and development studios to our portfolio. Total consideration paid upon acquisition was $33,025, consisting primarily of 1,490,605 shares of our unregistered common stock and $4,645 of development advances paid prior to the acquisition. The terms of the transaction also include additional contingent deferred payments in cash and stock of up to $10,000, which is expected to be allocated between purchase price and employee compensation expense when the conditions requiring their payment are met. We recorded $25,067 of goodwill and $8,200 of identified intangible assets and capitalized software as of April 30, 2008 in connection with this acquisition. We are currently evaluating the opportunity to claim tax deductions of the goodwill.

9.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	April 30, 2008	October 31, 2007
Software development costs	$81,125	$41,500
Compensation and benefits	27,391	30,968
Licenses	26,457	14,614
Marketing and promotions	12,471	4,035
Rent and deferred rent obligations	9,231	9,889
Professional fees	8,441	7,281
Income taxes payable	5,991	22,937
Deferred tax liability	5,841	5,841
Deferred consideration for acquisitions	1,000	1,000
Other	23,760	8,770

Total	$201,708	$146,835

10.   CREDIT AGREEMENT

In November 2007, we entered into an amended and restated credit agreement with Wells Fargo Foothill, Inc. (the "Amended Credit Agreement"), which increased the principal amount of our revolving credit facility from $100,000 to $140,000 and expires on July 3, 2012.

In February 2008, we entered into a First Amendment to the Amended Credit Agreement (the "First Amendment"), which increased our interest rates. As of April 30, 2008, revolving loans under the Amended Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate (7.50% at April 30, 2008), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.75% at April 30, 2008), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay an annual fee on the unused available balance, ranging from 0.25% to 0.75% based on amounts borrowed. As of April 30, 2008 and October 31, 2007, we had borrowed $16,000 and $18,000, respectively, and had $116,279 and $72,000, respectively, available for borrowings under the Amended Credit Agreement. For the three and six months ended April 30, 2008, we recorded $1,083 and $1,862, respectively, of interest expense and fees related to the Amended Credit Agreement.

The Amended Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25,000. Any letters of credit outstanding reduce availability under the revolving line of credit. We are required to pay a one time issuance fee of 0.825% and an annual fee of 3.25% to 3.75% (3.75% at April 30, 2008) of any outstanding letters of credit. We had $7,060 and $10,000 of letters of credit outstanding at April 30, 2008 and October 31, 2007, respectively.

As of April 30, 2008, we were in compliance with all covenants and requirements as outlined in the Amended Credit Agreement.

Debt issuance costs capitalized in connection with our Credit Facility total $2,766 and are being amortized over the five year term of the Credit Facility. Amortization related to these costs is included in interest expense in the consolidated statements of operations.

11.   INCOME TAXES

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

Domestically, U.S. federal and state taxing authorities are currently examining our income tax returns for years from fiscal 2000 through fiscal 2006. We believe the gross unrecognized tax benefits for all domestic income tax audit issues, considered in the aggregate as of November 1, 2007, could decrease by an immaterial amount in the next 12 months. We are no longer subject to audit for U.S. federal and state income tax returns for periods prior to fiscal 2000.

Internationally, tax authorities for non-U.S. jurisdictions are examining our returns affecting unrecognized tax benefits. We believe the gross unrecognized tax benefits, as of November 1, 2007, could decrease (whether by payment, release, or a combination thereof) in the next 12 months by as much as $5,834. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2001. During the first half of 2008, the gross unrecognized tax benefits increased $2,033 including interest and penalties, primarily related to unrecognized tax benefits in local and non-U.S. taxing jurisdictions.

We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances as to the possible outcomes.

12.   LEGAL AND OTHER PROCEEDINGS

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries as described below in this section. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the matters described herein, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Consumer Class Action — Grand Theft Auto: San Andreas.    In July 2005, we received four complaints for purported class actions. Two of the four complaints were filed in the United States District Court for the Southern District of New York, one was filed in the United States District Court, Eastern District of Pennsylvania, and one was filed in the Circuit Court in St. Clair County, Illinois. The state court action was removed to federal court and the Judicial Panel on Multidistrict Litigation transferred all the cases to the U.S. District Court for the Southern District of New York, which consolidated them under the caption In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK)MHD).The plaintiffs, alleged purchasers of our Grand Theft Auto: San Andreas game, assert that we engaged in consumer deception, false advertising and breached an implied warranty of merchantability and were unjustly enriched as a result of our alleged failure to disclose that Grand Theft Auto: San Andreas contained "hidden" content, which resulted in the game receiving a Mature 17+ ("M") rating from the Entertainment Software Rating Board, or the ESRB, rather than an Adults Only 18+ ("AO") rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs.

In November 2007, we announced the preliminary settlement of the foregoing consumer class action lawsuits. The settlement was presented to the United States District Court for the Southern District of New York for preliminary approval, and the Court granted preliminary approval on December 4, 2007. A hearing on final approval will occur in June 2008. If the proposed settlement receives final approval, all claims in these lawsuits will be dismissed without any admission of liability or wrongdoing by us.

We have committed to spend at least $1,025 on settlement benefits on these matters, and the settlement generally caps the defendants' out-of-pocket costs at no more than $2,750, in addition to the costs of providing notice to class members and paying a fee to plaintiffs' counsel. We have established a sufficient reserve to cover the expected cost of this settlement and related expenses.

In January 2006, the City of Los Angeles filed a complaint against us in the Superior Court of the State of California alleging violations of California law on substantially the same basis as the consumer class action regarding Grand Theft Auto: San Andreas. That case was removed and transferred to the United States District Court for the Southern District of New York and is pending there. The settlement discussed above will not resolve this matter, but we have had settlement discussions with the City of Los Angeles and expect to resolve the matter shortly after final approval of the class settlement, if such approval occurs.

Securities Class Action — Grand Theft Auto: San Andreas and Option Backdating.    In February and March 2006, four purported class action complaints were filed against us and certain of our former officers and directors in the United States District Court for the Southern District of New York. The complaints alleged that we violated Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making or causing us to make untrue statements or failing to disclose in certain press releases and periodic reports we filed with the SEC that, among other things, Grand Theft Auto: San Andreas contained "hidden" content which should have resulted in the game receiving an "AO" rating from the ESRB rather than an "M" rating. The actions were consolidated under the name In re Take-Two Interactive Securities Litigation, No. 1:06-cv-00803 (SWK), and a lead plaintiff was appointed. In September 2006, the lead plaintiff filed a consolidated amended complaint, which included claims relating to Grand Theft Auto: San Andreas and to the backdating of stock options. On April 16, 2007, the lead plaintiff filed a consolidated second amended complaint, which included additional allegations based on an investigation of options backdating conducted by the Special Litigation Committee of the Board of Directors and our restatement of financial statements relating to options backdating. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, two of our directors and one former director, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. On June 25, 2007, we filed a motion to dismiss the consolidated amended complaint. Plaintiffs filed their opposition to these motions to dismiss on September 4, 2007, and reply briefs were filed on October 4, 2007. On April 16, 2008, Judge Kram issued an Opinion and Order, which dismissed, with leave to amend, certain claims as to all defendants relating to Grand Theft Auto: San Andreas and certain claims as to the Company's former CEO, CFO and certain director defendants relating to the backdating of stock options. In addition, Judge Kram rejected the alleged "curative disclosure" dates alleged by lead plaintiff. The lead plaintiff will have an opportunity to file a Third Amended Consolidated Complaint along with a motion explaining how the amended complaint cures the defects noted in the Court's Opinion. On April 30, 2008, the lead plaintiff moved for an order requesting that the Court allow them "access" to the underlying binary code for Grand Theft Auto: San Andreas for purposes of reviewing the code to amend their complaint. We opposed the request and are awaiting the Court's ruling on the lead plaintiff's motion. The Court has stayed the due date for the filing of the Third Amended Complaint pending a decision on the lead plaintiff's motion.

Posey et al. Personal Injury Action.    In September 2006, personal representatives of the estate of Delbert and Tyrone Posey and Marilea Schmid brought an action against us, Sony Computer Entertainment America Inc. and Sony Corporation of America and Cody Posey in the Second Judicial District Court of Bernalillo County, New Mexico, alleging that Grand Theft Auto: Vice City resulted in "copycat" violence that caused the deaths of the above named individuals. The suit seeks damages (including punitive damages) against all of the defendants. Both Sony entities have tendered their defense and requested indemnification from us, and we have accepted such tender. We received copies of the complaint and summonses in December 2006, and moved to dismiss the complaint in January 2007 for lack of personal jurisdiction and for failure to state a claim. The plaintiffs opposed the motions and requested jurisdictional discovery. The court heard argument on the motions on December 18, 2007, and granted them in their entirety. The court entered an order of dismissal on January 11, 2008. Plaintiff did not file a timely appeal with the Clerk of the District Court within 30 days of the entry of the order, as required by the New Mexico rules. The District Court declined to excuse plaintiff's defective notice of appeal. The New Mexico Court of Appeals recommended summary dismissal of the appeal for failure to file the notice of appeal and the parties submitted memoranda to the Court in support of and in opposition to that proposed disposition. After its review, the Court of Appeals dismissed the action on May 19, 2008.

St. Clair Derivative Action.    In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors, St. Clair Shores Gen. Employees Retirement System v. Eibeler, no. 1:06-cv-0688 (SWK). The factual allegations in this action are similar to those in In re Take-Two Interactive Securities Litigation. The plaintiff asserts that certain defendants breached their fiduciary duty by selling their stock while in possession of certain material non-public information and that we violated Section 14(a) and Rule 14a-9 of the Exchange Act by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. The plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold our stock, unspecified compensatory damages with interest and its costs in the action. In October 2006, the court issued a stay of proceedings pending an investigation by the Special Litigation Committee. Following the conclusion of that investigation, on March 23, 2007, the Special Litigation Committee moved to dismiss the complaint based on, among other things, the Committee's conclusion that "future pursuit of this action is not in the best interests of Take-Two or its stockholders." The plaintiff subsequently conducted discovery concerning the Special Litigation Committee's motion to dismiss. On August 24, 2007, the plaintiff filed an Amended Derivative and Class Action Complaint. The Amended Derivative and Class Action Complaint alleges, among other things, that defendants breached their fiduciary duties in connection with the issuance of proxy statements in 2001, 2002, 2003, 2004 and 2005. On September 24, 2007, the Special Litigation Committee moved to dismiss the Amended Complaint or to consolidate certain of its claims with In re Take-Two Interactive Securities Litigation. Briefing on the Special Litigation Committee's motions was completed in March 2008, and the parties await a decision by the Court.

Derivative Action — Option Backdating.    In July and August 2006, Richard Lasky and Raeda Karadsheh filed purported derivative action complaints in the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors. The complaints alleged violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the granting of certain of our stock options. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity- based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. The Lasky and Karadsheh actions were consolidated in November 2006 under the name In re Take-Two Interactive Software, Inc. Derivative Litigation, no. 1:06-cv-05279 (LTS). The plaintiffs filed a consolidated complaint on January 22, 2007, which focuses exclusively on our historical stock option granting practices. These matters were referred to the Special Litigation Committee. On September 7, 2007, the Special Litigation Committee moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and Board of Directors. The plaintiffs have been conducting discovery concerning the Committee's recommendation for several months. Briefing of this motion is expected to be completed in July 2008, after which the parties will await a decision by the Court.

Stockholder Action — Solomon.    On March 7, 2008, Patrick Solomon, an alleged stockholder of the Company, filed a complaint in the Court of Chancery of the State of Delaware against us and certain of our officers and directors. The plaintiff contends that defendants breached their fiduciary duties by, among other things, allegedly refusing to explore premium offers by Electronic Arts Inc. to acquire all of the Company's shares, enacting a bylaw amendment allegedly designed to entrench the current board by preventing stockholders from nominating and electing alternative directors, agreeing to an amendment to a management agreement with ZelnickMedia and issuing a proxy statement for the 2008 Annual Meeting that allegedly contained misleading and incomplete information. The complaint seeks preliminary and permanent injunctive relief, rescissory and other equitable relief and damages. The plaintiff immediately moved for preliminary injunctive relief, and the parties engaged in expedited discovery proceedings. However, several of the claims have been addressed by our voluntary actions in issuing a supplemental proxy statement, rescinding the notice bylaw amendment, granting additional time for any present or former stockholder to nominate directors or propose business at the 2008 Annual Meeting, and extending the annual meeting date. After we took these measures, the plaintiff agreed to withdraw his motion for preliminary injunctive relief. We believe the claims lack merit, and intend to defend vigorously against them.

Stockholder Action — St.Clair.    On April 1, 2008, St. Clair Shores General Employees Retirement System, a stockholder, filed a purported derivative action on behalf of the Company in the Delaware Court of Chancery against certain of our directors and ZelnickMedia. The allegations are essentially the same as those in the Solomon stockholder action described above, with an additional complaint about the "poison pill" adopted by our Board in March 2008, and an additional claim against ZelnickMedia for aiding and abetting the directors' alleged breach of fiduciary duty. Because the action was duplicative, the plaintiff agreed to stay all proceedings in the case in favor of the Solomon case.

Stockholder Action — Maulano.    On April 11, 2008, Michael Maulano, an alleged stockholder, filed a purported class action in New York state court, New York County, against us and certain of our directors. The allegations are essentially the same as those in the Solomon case, above, with an additional complaint about the "poison pill" adopted by our Board in March 2008. Because the action was duplicative, the plaintiff agreed to stay all proceedings in the case in favor of the Solomon case. We believe the claims lack merit, and intend to defend vigorously against them.

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

Strickland et al. Personal Injury Action.    In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against us, Sony Computer Entertainment America Inc., Sony Corporation of America, Wal-Mart, GameStop and Devin Moore, alleging under Alabama's manufacturers' liability and wrongful death statutes, that our video games designed, manufactured, marketed and/or supplied to Mr. Moore resulted in "copycat violence" that caused the death of Messrs. Strickland, Crump and Mealer. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600,000. Our motion to dismiss the action on the merits was denied. An accompanying motion to dismiss for lack of personal jurisdiction was denied by the trial court, and the Alabama Supreme Court subsequently rejected a petition for writ of mandamus on that issue. In April 2006, the plaintiffs amended the complaint to add a claim for civil conspiracy; we moved to dismiss that claim and the motion is pending. Under the most recent amended scheduling order, all fact and expert discovery was to have been completed by June 15, 2007, with a mediation on November 8, 2007 and trial, if necessary, to commence no earlier than January 18, 2008. Due to issues that arose in expert discovery, however, the amended scheduling order was suspended. The case was stayed until mid-January 2008 to permit the Plaintiffs to obtain new lead counsel, which they have done. There currently is no Scheduling Order in effect, though a status conference was held on April 15, 2008, where the court granted, over our objections, plaintiff's request for leave to retain an expert. The court anticipates holding an evidentiary hearing in late October 2008 on the Corporation's request to exclude the opinion testimony of plaintiffs' causation experts on the grounds that such testimony is inadmissible under the standards of United States v. Frye. We believe that the claims are without merit and that this action is similar to lawsuits brought and uniformly dismissed by courts in other jurisdictions.

Grand Jury Subpoenas.    We have received grand jury subpoenas issued by the District Attorney of the County of New York requesting production of documents covering various periods beginning on January 1, 1997, including those relating to, among other things: the so-called "Hot Coffee" scenes in Grand Theft Auto: San Andreas; the work of our Board of Directors, all Board Committees, and the Special Litigation Committee; certain acquisitions entered into by us; billing and payment records relating to PricewaterhouseCoopers LLP and the termination of PricewaterhouseCoopers LLP as our auditors; communications to financial analysts and stockholders about acquisitions and financial results; compensation and human resources documents of certain of our directors and employees and former directors and employees; stock-based compensation; the SEC's July 2006 inquiry; legal services performed for employees; corporate credit card and expense records of certain individuals; the SEC bar of our former Chief Executive Officer, Ryan Brant; the resolution to amend our Incentive Stock Plan; and ethics, securities, and conflict of interest policies and questionnaires. We are fully cooperating with the District Attorney's Office.

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

Special Litigation Committee.    In connection with its investigation, the Special Litigation Committee determined that certain stock options issued by us to certain former members of our Board of Directors were improperly dated. As a result, and in connection with our remedial measures, we entered into an agreement with each of the relevant former directors whereby they agreed to remit to us any after-tax gains that they realized as a result of the improper grant dates. In the event of grants that remained unexercised, we re-priced such stock options to reflect an appropriate price for which such stock options should have been deemed granted. This agreement was entered into voluntarily by us and the relevant directors, none of whom served on the Special Litigation Committee. In addition, we have entered into similar agreements with certain former members of management who received improperly dated stock options.

13.   SEGMENT AND GEOGRAPHIC INFORMATION

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

Information about our reportable segments is as follows:

	Three months ended April 30,
			Six months ended April 30,
Net revenue:
	2008	2007	2008	2007
Publishing	$483,525	$153,931	$605,945	$315,919
Distribution	56,285	51,505	174,307	166,857

Total net revenue	$539,810	$205,436	$780,252	$482,776

	Three months ended April 30,
			Six months ended April 30,
Gross profit:
	2008	2007	2008	2007
Publishing	$217,246	$41,551	$259,419	$104,371
Distribution	4,305	4,303	16,566	14,598

Total gross profit	$221,551	$45,854	$275,985	$118,969

	April 30, 2008			October 31, 2007
	Publishing	Distribution	Total	Publishing	Distribution	Total
Accounts receivable, net	$340,035	$22,730	$362,765	$65,288	$39,649	$104,937
Inventory	36,757	55,064	91,821	30,972	68,359	99,331
Total assets	969,582	127,546	1,097,128	666,112	165,031	831,143

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region is as follows:

	Three months ended April 30,
			Six months ended April 30,
Net revenue by geographic region:
	2008	2007	2008	2007
United States	$318,449	$138,456	$507,675	$335,403
Canada	32,832	10,551	46,414	27,714

North America	351,281	149,007	554,089	363,117
United Kingdom	64,109	17,528	71,517	33,556
Continental Europe	99,246	31,013	120,664	65,577
Asia Pacific and other	25,174	7,888	33,982	20,526

Total net revenue	$539,810	$205,436	$780,252	$482,776

Net revenue by product platform for our reportable segments is as follows:

	Three months ended April 30,
			Six months ended April 30,
Net revenue by product platform:
	2008	2007	2008	2007
Publishing:
Microsoft Xbox 360	$223,486	$31,618	$249,186	$56,252
Sony PLAYSTATION 3	175,323	16,057	185,501	26,191
Nintendo Wii	31,257	—	54,566	—
Sony PlayStation 2 and PlayStation	27,312	59,187	58,026	117,779
Sony PSP	13,382	16,832	28,872	49,922
PC	9,636	18,992	22,059	38,002
Nintendo handheld devices	2,513	2,536	5,749	4,323
Microsoft Xbox	556	3,945	1,366	10,210
Peripherals and other	30	4,732	514	12,878
Nintendo GameCube	30	32	106	362

Total publishing	483,525	153,931	605,945	315,919
Distribution:
Hardware and peripherals	21,526	22,322	74,693	67,237
Software:
PC	14,479	10,463	26,846	23,805
Nintendo handheld devices	5,223	5,812	21,170	30,941
Nintendo Wii	4,932	1,385	15,932	4,191
Sony PlayStation 2 and PlayStation	3,665	6,186	14,438	22,723
Microsoft Xbox 360	2,442	1,845	8,875	6,157
Sony PSP	1,608	1,067	3,037	2,505
Sony PLAYSTATION 3	1,221	787	4,601	1,687
Microsoft Xbox	718	775	2,639	4,702
Nintendo GameCube	471	863	2,076	2,909

Total distribution	56,285	51,505	174,307	166,857

Total net revenue	$539,810	$205,436	$780,252	$482,776

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

Overview

Our Business

We are a global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment consists of our Rockstar Games, 2K Games, 2K Sports and 2K Play publishing labels. We develop, market and publish software titles for the leading gaming and entertainment hardware platforms including: Sony's PLAYSTATION®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems; Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") and Xbox® ("Xbox") video game and entertainment systems; Nintendo's Wii™ ("Wii"), DS™ ("DS") and Game Boy® Advance ("GBA"); and for the PC and Games for Windows®. The installed base for the prior generation of console platforms, including PS2 and Xbox ("prior generation platforms") is substantial, and the release of the Xbox 360, PS3 and Wii platforms ("current generation platforms") has further expanded the video game software market. Our plan is to diversify and continue to expand the number of titles released on the current generation platforms while continuing to market titles developed for prior generation platforms given their significant installed base, as long as it is economically attractive to do so.

Our strategy is to capitalize on the growth of the interactive entertainment market, particularly the expanding demographics of video game players, and focus on creating premium quality games and successful franchises for which we can create sequels. We have established a portfolio of successful proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, strategy, role-playing, sports and racing. We have created, licensed and acquired a group of highly recognizable brands to match the variety of consumer demographics we aspire to serve, ranging from adults to children and hard-core game enthusiasts to casual gamers. We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category by leveraging our existing titles as well as developing new brands. We also expect 2K Games, developer of the successful Civilization series and the critically acclaimed BioShock title, to continue to develop new and successful franchises in the future. Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K and NHL 2K, provides more consistent year over year revenue streams than our Rockstar Games and 2K Games' businesses because we publish them on an annual basis. Targeting growth opportunities, we recently established the 2K Play label to focus on the family-oriented game market. Carnival Games has been a strong performing title, and 2K Play is planning to leverage this brand through sequels and product extensions. 2K Play also has a partnership with Nickelodeon to publish video games based on top rated Nick Jr. titles such as Dora the Explorer and Go, Diego, Go! We expect family-oriented gaming to be an important component of our industry in the future. We have also recently announced our expansion initiatives in the rapidly growing Asia Pacific markets. Our strategy includes broadening distribution in this region for our interactive entertainment products; developing a strong presence in Japan; and establishing a meaningful online game operation, especially in China and Korea.

Revenue in our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third parties. Operating margins in our publishing business are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. Although software development costs as well as the development cycle for current generation platforms have increased compared to prior generation platforms, the impact is partially offset by the higher selling prices on current generation software. We develop most of our front-line products internally, and we own many of our most important intellectual properties, which we believe best positions us financially and competitively. Operating margins associated with our externally developed titles, or titles for which we do not own the intellectual property, are generally lower because they require us to acquire licenses and provide minimum development guarantees. We continue to develop new revenue streams as they evolve, including higher margin sources such as in-game advertising and downloadable episodic content, which we expect will become more significant to our business over time. In the third quarter of 2008, we announced plans to have our wholly-owned intellectual property, BioShock, developed into a feature film by Universal Pictures, thereby delivering value by leveraging the strength of our intellectual property.

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

Recent Developments

On March 13, 2008, Electronic Arts Inc. ("EA"), launched a tender offer to acquire the outstanding shares of the Company's Common Stock for $26.00 per share (the "Offer"). On March 26, 2008, our Board of Directors, with the assistance of our financial and legal advisors, unanimously determined that the Offer was inadequate and recommended that the Company's stockholders reject the Offer. On April 18, 2008, EA announced the second extension of the Offer to May 16, 2008 and reduced the price per share to $25.74. On May 19, 2008, EA announced a third extension of the Offer to June 16, 2008 at the same price per share of $25.74.

Second Quarter 2008 Releases

We released the following key titles in the second quarter of fiscal year 2008:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Dora the Explorer: Dora Saves the Mermaids™	2K Play	External	PS2	February 12, 2008
Go, Diego, Go!: Safari Rescue™	2K Play	External	Wii, PS2	February 12, 2008
Bully: Scholarship Edition	Rockstar Games	Internal	Xbox 360, Wii	March 4, 2008
Major League Baseball® 2K8	2K Sports	Internal	Xbox 360, PS3, Wii, PS2, PSP	March 4, 2008
Major League Baseball® 2K8 Fantasy All-Stars	2K Sports	External	DS	April 15, 2008
Grand Theft Auto IV	Rockstar Games	Internal	Xbox 360, PS3	April 29, 2008

Product Pipeline

We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Actual/ Expected Release
Top Spin 3	2K Sports	Internal	Xbox 360, PS3, Wii, DS	Fiscal year 2008
Don King Presents: Prizefighter	2K Sports	Internal	Xbox 360, Wii, DS	Fiscal year 2008
Sid Meier's Civilization® Revolution™	2K Games	Internal	Xbox 360, PS3, DS	Fiscal year 2008
MLB® Power Pros 2008	2K Sports	External	Wii, PS2, DS	Fiscal year 2008
Carnival Games™	2K Play	Internal	DS	Fiscal year 2008
Carnival Games: Mini-Golf™	2K Play	Internal	Wii	Fiscal year 2008
Midnight Club: Los Angeles	Rockstar Games	Internal	Xbox 360, PS3	September 9th, 2008
Midnight Club: LA Remix	Rockstar Games	Internal	PSP	September 9th, 2008
NBA® 2K9	2K Sports	Internal	Multiple platforms	Fiscal year 2008
NHL® 2K9	2K Sports	Internal	Multiple platforms	Fiscal year 2008
BioShock®	2K Games	Internal	PS3	October 2008
Borderlands™	2K Games	External	Xbox 360, PS3, Games for Windows®	Fiscal year 2009
Mafia II	2K Games	Internal	Current generation consoles, Games for Windows®	Fiscal year 2009
Grand Theft Auto IV episodic content	Rockstar Games	Internal	Xbox 360	Fiscal year 2009
BioShock® 2	2K Games	Internal	TBA	Fiscal year 2009

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (November 1, 2008 for the Company), and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 (November 1, 2009 for the Company), and interim periods within those fiscal years for items within the scope of this FSP. We do not expect that the adoption of SFAS 157 and FSP FAS 157-2 will have a material effect on our consolidated financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (November 1, 2008 for the Company), with earlier adoption permitted. We have elected not to early adopt and are currently assessing the impact of SFAS 159 on our consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141 (R) is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"), which establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. SFAS 160 requires that noncontrolling interests be reported as a component of equity in a company's consolidated financial statements and that losses will be allocated to these interests even when such allocation might result in a deficit balance. SFAS 160 is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company), and interim periods within those years. We do not believe the adoption of SFAS 160 will have a material impact on our financial position, cash flows or results of operations.

In June 2007, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus conclusion on EITF 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 (November 1, 2008 for the Company), and requires prospective application for new contracts entered into after the effective date. We do not expect that the adoption of EITF 07-03 will have a material effect on our consolidated financial position, cash flows or results of operations.

Results of Operations

Consolidated operating results, net revenue by geographic region and publishing revenue by platform as a percent of revenue are as follows:

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
Net revenue:
Publishing	89.6%	74.9%	77.7%	65.4%
Distribution	10.4%	25.1%	22.3%	34.6%

Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	59.0%	77.7%	64.6%	75.4%
Gross profit	41.0%	22.3%	35.4%	24.6%
Selling and marketing	8.5%	13.7%	10.2%	13.1%
General and administrative	9.1%	19.7%	10.3%	16.4%
Research and development	2.7%	5.8%	3.9%	5.4%
Business reorganization and related	0.2%	4.4%	0.1%	1.9%
Depreciation and amortization	1.4%	3.4%	1.8%	2.8%

Total operating expenses	21.9%	47.0%	26.4%	39.6%

Income (loss) from operations	19.1%	(24.7)%	9.0%	(14.9)%
Interest and other income (expense), net	(0.2)%	0.5%	(0.1)%	0.4%

Income (loss) before income taxes	18.9%	(24.2)%	8.9%	(14.5)%
Income taxes	0.8%	0.7%	1.1%	0.5%

Net income (loss)	18.2%	(24.9)%	7.7%	(15.1)%

Net revenue by geographic region:
United States and Canada	65.1%	72.5%	71.0%	75.2%
Europe, Asia Pacific and Other	34.9%	27.5%	29.0%	24.8%
Publishing revenue by platform:
Console	94.7%	72.0%	90.6%	66.7%
PC	2.0%	12.3%	3.6%	12.0%
Handheld	3.3%	12.6%	5.7%	17.2%
Accessories	0.0%	3.1%	0.1%	4.1%

Three Months ended April 30, 2008 compared to April 30, 2007

Publishing

(thousands of dollars)	2008	%	2007	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$483,525	100.0%	$153,931	100.0%	$329,594	214.1%
Product costs	133,063	27.5%	58,477	38.0%	74,586	127.5%
Software development costs and royalties	57,688	11.9%	30,311	19.7%	27,377	90.3%
Internal royalties	52,653	10.9%	4,875	3.2%	47,778	980.1%
Licenses	22,875	4.7%	18,717	12.2%	4,158	22.2%

Cost of goods sold(1)	266,279	55.1%	112,380	73.0%	153,899	136.9%

Gross profit	$217,246	44.9%	$41,551	27.0%	$175,695	422.8%

(1)
Includes $6,448 and $488 of stock-based compensation expense in 2008 and 2007, respectively, included in software development costs and royalties.

Our increase in net revenue primarily reflects higher sales of titles from our Grand Theft Auto franchise primarily due to our release of Grand Theft Auto IV on April 29, 2008. Total revenue generated from our Grand Theft Auto titles was $336.5 million higher in the 2008 period. In addition, net revenue from our Bully franchise including our release of Bully: Scholarship Edition in the second quarter of 2008, was $21.3 million higher in the 2008 period. Partially offsetting the increase in net revenue was a decrease of $11.2 million in net sales of Ghost Rider released in the second quarter of 2007 and a decrease in sales of peripherals of $4.7 million in 2008 reflecting the sale of the Joytech accessories business in the fourth quarter of 2007.

Sales on current generation platforms accounted for approximately 88.9% of our total net publishing revenue in the second quarter of 2008. Xbox 360 and PS3 software sales in the second quarter of 2008 increased from the same period in 2007 by $191.9 million and $159.3 million, respectively, primarily due to the release of Grand Theft Auto IV. Wii software sales accounted for $31.3 million of our net publishing revenue in the 2008 period, reflecting the strong sales of Bully: Scholarship Edition and Carnival Games. Sales on the prior generation platforms decreased by $35.3 million or 55.8%, mainly reflecting lower sales of Grand Theft Auto: Vice City Stories, which was released in the second quarter of 2007. We expect sales on the prior generation platforms to continue to decline as a result of the ongoing hardware transition and have therefore reduced the number of titles in development for these platforms. We have reduced pricing on several of our software titles for the prior generation platforms as the current generation hardware installed base grows. PC sales decreased by $9.4 million, primarily due to decreased sales of The Elder Scrolls IV: Oblivion and The Elder Scrolls IV: The Shivering Isles, which were released in the second quarter of 2006 and 2007, respectively.

Gross profit as a percentage of net revenue increased significantly due to the release of Grand Theft Auto IV in the second quarter of 2008, as this title is internally developed and the intellectual property is wholly-owned. Product costs decreased as a percentage of net revenue, primarily due to manufacturing discounts we received related to the release of Grand Theft Auto IV. Internal royalties increased as a percentage of net revenue, reflecting increased sales of our Grand Theft Auto titles.

Excluding the impact of Grand Theft Auto IV, product costs decreased as a percentage of net revenue, primarily due to a $5.2 million impairment charge recorded on intellectual property in the second quarter of 2007. Software development costs and royalties as a percentage of net revenue were relatively unchanged from period to period. License costs increased as a percentage of net revenue due to higher royalty expense related to our Major League Baseball license.

Revenue earned from licensing our intellectual property to third parties decreased to $4.0 million in the second quarter of 2008 from $5.9 million in the 2007 period, primarily due to our January 2007 release of Grand Theft Auto: San Andreas for the PS2 in Japan, partially offset by our December 2007 release of Grand Theft Auto: Vice City Stories for the PS2 and PSP in Japan.

Revenue earned outside of North America accounted for approximately 34.9% of our net revenue in the second quarter of 2008 compared to 27.5% in the 2007 period. This increase was primarily attributable to our simultaneous global release of Grand Theft Auto IV for the Xbox 360 and PS3. Foreign exchange rates increased revenue by approximately $14.0 million in the second quarter of 2008.

Distribution

(thousands of dollars)	2008	%	2007	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$56,285	100.0%	$51,505	100.0%	$4,780	9.3%
Cost of goods sold	51,980	92.4%	47,202	91.6%	4,778	10.1%

Gross profit	$4,305	7.6%	$4,303	8.4%	$2	0.0%

Net revenue associated with software on current generation platforms increased $4.6 million, reflecting increased availability of the current generation platforms, especially the Wii, partially offset by a decrease in sales of prior generation software of $3.0 million, as consumers continued to shift their spending to current generation software. In addition, we experienced an increase in PC sales of $4.0 million. Foreign currency exchange rates increased net revenue by approximately $4.2 million in the second quarter of 2008, primarily as a result of a weakening U.S. dollar.

Operating Expenses

(thousands of dollars)	2008	% of net revenue	2007	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$45,949	8.5%	$28,159	13.7%	$17,790	63.2%
General and administrative	49,201	9.1%	40,471	19.7%	8,730	21.6%
Research and development	14,828	2.7%	11,936	5.8%	2,892	24.2%
Business reorganization and related	944	0.2%	8,962	4.4%	(8,018)	(89.5)%
Depreciation and amortization	7,516	1.4%	7,076	3.4%	440	6.2%

Total operating expenses(1)	$118,438	21.9%	$96,604	47.0%	$21,834	22.6%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2008	2007
Selling and marketing	$514	$312
General and administrative	4,576	2,154
Research and development	889	1,070
Business reorganization and related	—	1,801

Selling and marketing

Selling and marketing expenses increased $17.8 million for the three months ended April 30, 2008 as compared to the same period in 2007 primarily due to:

  i.
  an increase in marketing expense of $12.7 million, mainly for the releases of Grand Theft Auto IV and Bully: Scholarship Edition in the second quarter of 2008; and

  ii.
  a $4.3 million increase in personnel costs, mainly resulting from higher severance and incentive compensation expense in our European territories.

General and administrative

General and administrative expenses were $49.2 million in the three months ended April 30, 2008 as compared to $40.5 million in the three months ended April 30, 2007, an increase of $8.7 million. This increase was primarily due to:

  i.
  $3.4 million of legal and investment banking expenses related to the Offer;

  ii.
  $3.2 million of stock-based compensation expense related to the management agreement with ZelnickMedia;

  iii.
  an increase in bad debt expense of $3.9 million as a result of our increase in sales and the related accounts receivable balances; partially offset by

  iv.
  $2.0 million of settlement expense recorded in the three months ended April 30, 2007 related to the consumer class action suit for Grand Theft Auto: San Andreas.

General and administrative expenses for the three months ended April 30, 2008 and 2007 also includes occupancy expense (primarily rent, utilities and office expenses) of $3.7 million and $3.9 million, respectively, related to our development studios.

Research and development

Research and development expenses increased $2.9 million for the three months ended April 30, 2008 as compared to the same period in 2007 primarily due to:

  i.
  a $1.4 million increase in personnel expense, mainly for payroll related expenses in our European territories; and

  ii.
  a $0.8 million increase in legal expense related to an accrual for an ongoing legal matter.

Business reorganization and related

Business reorganization and related expenses were $0.9 million in the three months ended April 30, 2008, as compared to $9.0 million in the three months ended April 30, 2007, a decrease of $8.0 million. This decrease is primarily due to:

  i.
  $5.2 million of severance expense for the termination of employment agreements with our former Chief Executive Officer and Chief Financial Officer in April 2007; and

  ii.
  $3.8 million of professional fees related to the change in a majority of the members of our Board at our Annual Meeting and the subsequent replacement of prior management, $2.0 million of which was investment banking fees incurred by prior management to consider the possibility of presenting alternative proposals to our stockholders, including a potential sale of the Company in March 2007; partially offset by

  iii.
  $0.9 million of lease termination, relocation and employee termination costs incurred as a result of the consolidation of certain of our operations in the three months ended April 30, 2008.

We expect to incur additional reorganization expenses of approximately $3.0 million through the remainder of fiscal 2008.

Provision for income taxes.    For the three months ended April 30, 2008, income tax expense was $4.1 million compared to income tax expense of $1.5 million in the second quarter of 2007, an increase of $2.6 million primarily attributable to earnings in foreign jurisdictions. Our effective tax rate differed from the federal, state and foreign statutory rates primarily due to the reversal and recording of valuation allowances in the respective periods. Accordingly, we decreased our valuation allowance by approximately $24.5 million in the three months ended April 30, 2008 and increased our valuation allowance by approximately $18.9 million in the three months ended April 30, 2007.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income (loss) and income (loss) per share.    For the three months ended April 30, 2008, net income was $98.2 million, compared to a net loss of $51.2 million in the 2007 period. Net income per share for the three months ended April 30, 2008 was $1.31 and $1.29 for basic and diluted, respectively, compared to a net loss per share of $0.71 for the three months ended April 30, 2007. Weighted average shares outstanding increased compared to the prior period, mainly due to an increase in the exercise of stock options as a result of a higher average stock price in the 2008 period and the issuance of 1,490,605 shares of restricted stock in connection with our acquisition of Illusion Softworks.

Six Months ended April 30, 2008 compared to April 30, 2007

Publishing

(thousands of dollars)	2008	%	2007	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$605,945	100.0%	$315,919	100.0%	$290,026	91.8%
Product costs	175,454	29.0%	117,563	37.2%	57,891	49.2%
Software development costs and royalties	80,402	13.3%	53,190	16.8%	27,212	51.2%
Internal royalties	58,797	9.7%	14,354	4.5%	44,443	309.6%
Licenses	31,873	5.3%	26,441	8.4%	5,432	20.5%

Cost of goods sold(1)	346,526	57.2%	211,548	67.0%	134,978	63.8%

Gross profit	$259,419	42.8%	$104,371	33.0%	$155,048	148.6%

(1)
Includes $7,194 and $1,033 of stock-based compensation expense in 2008 and 2007, respectively, included in software development costs and royalties.

The increase in net revenue primarily reflects higher sales of titles from our Grand Theft Auto franchise primarily due to our release of Grand Theft Auto IV on April 29, 2008. Total revenue generated from our Grand Theft Auto titles was $309.2 million higher in the 2008 period. In addition, Carnival Games, which was released in the fourth quarter of 2007, generated net revenue of $30.8 million in the six months ended April 30, 2008. Partially offsetting the increase in net revenue were lower sales of peripherals of $12.4 million in the 2008 period, reflecting our sale of the Joytech accessories business in the fourth quarter of 2007, and a decrease of $10.3 million in sales of Ghost Rider, which was released in the second quarter of 2007.

Sales on current generation platforms accounted for approximately 80.7% of our total net publishing revenue in the 2008 period. Xbox 360 and PS3 software sales for the six months ended April 30, 2008 increased from the same period in 2007 by $192.9 million and $159.3 million, respectively, primarily due to the success of Grand Theft Auto IV. Wii software sales accounted for $54.6 million of our net publishing revenue in the 2008 period, reflecting the strong sales of Bully: Scholarship Edition and Carnival Games. Sales on the prior generation platforms decreased by $68.9 million or 53.6%, mainly reflecting decreased sales of Grand Theft Auto: Vice City Stories, Bully, and Grand Theft Auto: San Andreas in 2008. We expect sales on the prior generation platforms to continue to decline as a result of the ongoing hardware transition and have therefore reduced the number of titles in development for these platforms. We have reduced pricing on several of our software titles for the prior generation platforms as the current generation hardware installed base grows. PSP sales decreased by $21.1 million, primarily due to decreased sales of Grand Theft Auto: Vice City Stories. PC sales decreased by $15.9 million, primarily due to decreased sales of The Elder Scrolls IV: Oblivion and The Elder Scrolls IV: The Shivering Isles, which were released in the second quarter of 2006 and 2007, respectively.

Gross profit as a percentage of net revenue increased significantly due to the release of Grand Theft Auto IV in the second quarter of 2008, as this title is internally developed and the intellectual property is wholly-owned. Product costs decreased as a percentage of net revenue, primarily due to manufacturing discounts we received related to the release of Grand Theft Auto IV. Internal royalties increased as a percentage of net revenue, reflecting increased sales of our Grand Theft Auto titles.

Excluding the impact of Grand Theft Auto IV, product costs decreased as a percentage of net revenue, mainly due to a $5.2 million impairment charge recorded in the 2007 period related to intellectual property. Software development costs and royalties were higher as a percentage of net revenue as we accelerated approximately $5.9 million of amortization on capitalized software and license costs as a result of lowered sales expectations of certain titles. License costs increased as a percentage of net revenue due to higher royalty expense related to our Major League Baseball license.

Revenue earned from licensing our intellectual property to third parties decreased to $11.7 million in the six months ended April 30, 2008 from $15.2 million in the 2007 period, primarily due to our January 2007 release of Grand Theft Auto: San Andreas for the PS2 in Japan, partially offset by our December 2007 release of Grand Theft Auto: Vice City Stories for the PS2 and PSP in Japan.

Revenue earned outside of North America accounted for approximately 29.0% of our net revenue in the six months ended April 30, 2008 compared to 24.8% in the 2007 period. This increase was primarily attributable to our simultaneous global release of Grand Theft Auto IV for the Xbox 360 and PS3. Foreign exchange rates increased revenue by approximately $16.9 million in the six months ended April 30, 2008.

Distribution

(thousands of dollars)	2008	%	2007	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$174,307	100.0%	$166,857	100.0%	$7,450	4.5%
Cost of goods sold	157,741	90.5%	152,259	91.3%	5,482	3.6%

Gross profit	$16,566	9.5%	$14,598	8.7%	$1,968	13.5%

Net revenue associated with software on current generation platforms increased $17.4 million and hardware sales increased $11.0 million, reflecting increased availability of current generation platforms, especially the Wii, partially offset by lower sales of prior generation software of $11.2 million, as consumers continued to shift their spending to current generation software. We experienced a decline in software sales for Nintendo handheld devices of $9.8 million and peripherals of $3.5 million. In addition, PC sales increased $3.0 million. Foreign currency exchange rates increased net revenue by approximately $6.1 million in the six months ended April 30, 2008, primarily as a result of a weakening U.S. dollar. Although hardware sales increased, we realized higher margins in 2008 primarily due to increased bundling of software with hardware.

Operating Expenses

(thousands of dollars)	2008	% of net revenue	2007	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$79,678	10.2%	$63,183	13.1%	$16,495	26.1%
General and administrative	80,603	10.3%	79,085	16.4%	1,518	1.9%
Research and development	30,638	3.9%	26,086	5.4%	4,552	17.4%
Business reorganization and related	1,106	0.1%	8,962	1.9%	(7,856)	(87.7)%
Depreciation and amortization	13,925	1.8%	13,737	2.8%	188	1.4%

Total operating expenses(1)	$205,950	26.4%	$191,053	39.6%	$14,897	7.8%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2008	2007
Selling and marketing	$1,381	$619
General and administrative	7,948	4,100
Research and development	1,977	2,257
Business reorganization and related	—	1,801

Selling and marketing

Selling and marketing expenses increased $16.5 million for the six months ended April 30, 2008 as compared to the same period in 2007 primarily due to:

  i.
  an increase in marketing expense of $7.6 million, mainly for the releases of Grand Theft Auto IV and Bully: Scholarship Edition in the second quarter of 2008; and

  ii.
  a $7.6 million increase in personnel costs, mainly resulting from higher severance and incentive compensation expense in our European territories.

General and administrative

General and administrative expenses were $80.6 million in the six months ended April 30, 2008 as compared to $79.1 million in the six months ended April 30, 2007, an increase of $1.5 million. This increase was primarily due to:

  i.
  $3.4 million of legal and investment banking expenses related to the Offer;

  ii.
  $5.3 million of stock-based compensation expense related to the management agreement with ZelnickMedia;

  iii.
  a $1.4 million increase in fees related to the Management Agreement with ZelnickMedia; and

  iv.
  an increase in bad debt expense of $3.5 million as a result of our increase in sales and the related accounts receivable balances; partially offset by

  v.
  a decrease in personnel expenses of $2.9 million in the six months ended April 30, 2008 compared to the six months ended April 30, 2007, due to a decrease in salaries and stock-based compensation, reflecting the results of our restructuring initiatives;

  vi.
  $2.0 million of settlement expense recorded in the six months ended April 30, 2007 related to the consumer class action suit for Grand Theft Auto: San Andreas; and

  vii.
  a decrease of $8.5 million in professional fees related to our stock option investigation and the New York Country District Attorney's subpoenas.

General and administrative expenses for the six months ended April 30, 2008 and 2007 also includes occupancy expense (primarily rent, utilities and office expenses) of $7.2 million and $7.6 million, respectively, related to our development studios.

Research and development

Research and development expenses increased $4.6 million for the six months ended April 30, 2008 as compared to the same period in 2007 primarily due to:

  i.
  a $1.9 million increase in personnel expense, mainly for payroll related expenses in our European territories; and

  ii.
  a $1.8 million increase in legal expense related to an accrual for a wage and hourly dispute.

Business reorganization and related

Business reorganization and related expenses were $1.1 million in the six months ended April 30, 2008, as compared to $9.0 million in the six months ended April 30, 2007, a decrease of $7.9 million. This decrease is primarily due to:

  i.
  $5.2 million of severance expense for the termination of employment agreements with our former Chief Executive Officer and Chief Financial Officer in April 2007; and

  ii.
  $3.8 million of professional fees related to the change in a majority of the members of our Board at our Annual Meeting and the subsequent replacement of prior management, $2.0 million of which was investment banking fees incurred by prior management to consider the possibility of presenting alternative proposals to our stockholders, including a potential sale of the Company in March 2007; partially offset by

  iii.
  $0.9 million of lease termination, relocation and employee termination costs incurred as a result of the consolidation of certain of our operations in the six months ended April 30, 2008.

We expect to incur additional reorganization expenses of approximately $3.0 million through the remainder of fiscal 2008.

Provision for income taxes.    For the six months ended April 30, 2008, income tax expense was $8.8 million, primarily attributable to foreign jurisdictions, compared to income tax expense of $2.6 million for the six months ended April 30, 2007. Our effective tax rate differed from the federal, state and foreign statutory rates primarily due to the reversal and recording of valuation allowances in the respective periods. Accordingly, we decreased our valuation allowance by approximately $17.7 million in the six months ended April 30, 2008 and increased our valuation allowance by approximately $25.3 million in the six months ended April 30, 2007.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income (loss) and income (loss) per share.    For the six months ended April 30, 2008, net income was $60.2 million, compared to a net loss of $72.8 million in the six months ended April 30, 2007. Net income per share for the six months ended April 30, 2008 was $0.81 and $0.80 for basic and diluted, respectively, compared to a net loss per share of $1.02 for the six months ended April 30, 2007. Weighted average shares outstanding increased compared to the prior period, mainly due to more exercises of stock options as a result of a higher average stock price in the 2008 period and the issuance of 1,490,605 shares of restricted stock in connection with our acquisition of Illusion Softworks.

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

Amounts outstanding under the Amended Credit Agreement are secured by all of our assets and the equity of our subsidiaries based in the U.S. and U.K. In February 2008, we entered into a First Amendment to the Amended Credit Agreement (the "First Amendment"), pursuant to which the credit facility bears interest at a margin of (a) 2.00% to 2.50% above a certain base rate, or (b) 3.25% to 3.75% above the LIBOR Rate (minimum of 4.00% LIBOR Rate), which margins are subject to certain levels of liquidity. The Amended Credit Agreement contains customary covenants and fees for unused balances and matures on July 3, 2012. As of April 30, 2008, we had $16.0 million outstanding and $116.3 million available for borrowings under the Amended Credit Agreement.

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

Generally, we have been able to collect our accounts receivable in the ordinary course of business. We do not hold any collateral to secure payment from customers. Effective March 1, 2008, we have purchased trade credit insurance on the majority of our customers to mitigate accounts receivable risk.

We are subject to credit risks, particularly if any of our receivables represent a limited number of retailers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due, it could adversely affect our liquidity and working capital position and we would be required to increase our provision for doubtful accounts.

As of April 30, 2008 and October 31, 2007, amounts due from our five largest customers comprised approximately 57.3% and 54.4% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 48.0% and 41.9% of such balance at April 30, 2008 and October 31, 2007, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

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

  •
  Operating leases, primarily related to occupancy, furniture and equipment, expiring at various times through June 2015; and

  •
  Distribution agreements to purchase third party software games that require guaranteed minimum payments through October 2008.

A summary of annual minimum contractual obligations and commitments as of April 30, 2008 is as follows (in thousands of dollars):

Fiscal year ending October 31,	Licensing and Marketing	Software Development	Operating Leases	Distribution	Line of credit	Total
2008 (remaining six months)	$44,737	$40,996	$8,556	$1,452	$—	$95,741
2009	64,029	22,074	16,632	—	—	102,735
2010	57,165	4,400	14,684	—	—	76,249
2011	52,181	—	13,292	—	—	65,473
2012	51,008	—	11,377	—	16,000	78,385
Thereafter	—	—	13,273	—	—	13,273

Total	$269,120	$67,470	$77,814	$1,452	$16,000	$431,856

In addition to the cash commitments above, we have also entered into acquisition agreements that contain provisions for contingent cash consideration subject to certain acquired companies achieving agreed upon financial or unit sales goals or performance conditions. The amount and timing of these payments are currently not fixed or determinable.

On November 1, 2007, we adopted FIN 48 and reclassified $28.4 million of gross unrecognized tax benefits to non-current income taxes payable in our condensed consolidated balance sheet. As of April 30, 2008, we cannot make a reasonably reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled during fiscal 2008 (see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

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

Our changes in cash and cash equivalents are as follows:

	Six months ended April 30,
(thousands of dollars)
	2008	2007
Cash used for operating activities	$(13,724)	$(14,040)
Cash used for investing activities	(9,035)	(14,072)
Cash provided by financing activities	17,532	802
Effects of exchange rates on cash and cash equivalents	388	3,346

Net decrease in cash and cash equivalents	$(4,839)	$(23,964)

At April 30, 2008, cash and cash equivalents were $72.9 million as compared to $77.8 million at October 31, 2007, a decrease of $4.8 million.

Cash used for operating activities remained relatively unchanged for the six months ended April 30, 2008 and 2007. The increase in net income and non-cash expenses were offset by an increase in accounts receivable, reflecting sales generated from the release of Grand Theft Auto IV at the end of the quarter, for which we have not yet collected a significant portion of the cash from our customers. An increase in software development costs and licenses reduced cash flow from operating activities as we continue to develop major releases such as Midnight Club: Los Angeles and L.A. Noire. Partially offsetting the decrease in cash was 1) increased levels of accounts payable and accrued expenses due to the timing of cash payments and 2) the receipt of $19.5 million of previously paid income taxes in the 2008 period.

Cash used for investing activities includes cash paid to purchase fixed assets as well as payments made to acquire certain businesses. The decrease in cash used for investing activities from $14.1 million for the six months ended April 30, 2007 to $9.0 million for the six months ended April 30, 2008 is primarily due to:

  i.
  our investment in programming and development equipment, high-definition monitors and leasehold improvements at certain of our studios in 2007 as compared to the purchase of lower dollar value computer equipment in 2008; partially offset by

  ii.
  cash payments totaling $4.0 million in the six months ended April 30, 2008 in connection with our acquisitions of Mad Doc Software and Illusion Softworks.

In January 2008, we issued 1,490,605 shares of restricted stock valued at $27.7 million in connection with our acquisition of Illusion Softworks.

Cash provided by financing activities increased from $0.8 million for the six months ended April 30, 2007 to $17.5 million for the six months ended April 30, 2008 primarily due to:

  i.
  an increase in the exercise of stock options in 2008 as compared to the same period in 2007 as a result of higher average stock prices in 2008 and trading restrictions imposed during 2007 due to our stock option investigation; partially offset by

  ii.
  net cash payments on our line of credit of $2.0 million; and

  iii.
  $1.0 million of cash paid in the six months ended April 30, 2008 for debt issuance costs in connection with our Amended Credit Agreement.

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

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia and Asia. For the six months ended April 30, 2008 and 2007, approximately 34.9% and 30.5%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. We had an outstanding loan balance of $16.0 million under our Amended Credit Agreement as of April 30, 2008. As of April 30, 2008, we had $7.1 million of letters of credit outstanding. Under the Amended Credit Agreement, the outstanding balance bears interest at our election of (a) 2.00% to 2.50% above a certain base rate (7.50% at April 30, 2008), or (b) 3.25% to 3.75% above the LIBOR rate with a minimum 4.00% LIBOR Rate (7.75% at April 30, 2008), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense. For instance, if the LIBOR rate were to increase or decrease one percentage point (1.0%), our expected annual interest expense would change by approximately $0.2 million based on our outstanding balance as of April 30, 2008.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the six months ended April 30, 2008, our foreign currency translation adjustment loss was approximately $0.5 million. The foreign exchange transaction gain recognized in our statement of operations for the six months ended April 30, 2008 was $0.6 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2008, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholder Action.    On March 7, 2008, Patrick Solomon, a stockholder of the Company, filed a purported class action complaint in the Court of Chancery of the State of Delaware against us and certain of our officers and directors. The plaintiff contends that the defendants breached their fiduciary duties by, among other things, allegedly refusing to explore premium offers by Electronic Arts Inc. to acquire all of the Company's shares, enacting a bylaw amendment allegedly designed to entrench the current board by preventing stockholders from nominating and electing alternative directors, agreeing to an amendment to a management agreement with ZelnickMedia and issuing a proxy statement for the 2008 Annual Meeting that allegedly contained misleading and incomplete information. The complaint seeks preliminary and permanent injunctive relief, rescissory and other equitable relief and damages. We believe the claims lack merit, and intend to defend vigorously against them.

On April 1, 2008, St. Clair Shores General Employees Retirement System, a stockholder, filed a purported derivative action on behalf of the Company in the Delaware Court of Chancery against certain of our directors and ZelnickMedia. The allegations are essentially the same as those in the Solomon stockholder action, above, with an additional complaint about the "poison pill" adopted by our Board in March 2008, and an additional claim against ZelnickMedia for aiding and abetting the directors' alleged breach of fiduciary duty. Because the action was duplicative, the plaintiff agreed to stay all proceedings in the case in favor of the Solomon case. We believe the claims lack merit, and intend to defend vigorously against them.

On April 11, 2008, Michael Maulano, an alleged stockholder, filed a purported class action in New York state court, New York County, against us and certain of our directors. The allegations are essentially the same as those in the Solomon case, above, with an additional complaint about the "poison pill" adopted by our Board in March 2008. Because the action was duplicative, the plaintiff agreed to stay all proceedings in the case in favor of the Solomon case. We believe the claims lack merit, and intend to defend vigorously against them.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 other than the following.

The tender offer by Electronic Arts Inc. may create a distraction for our management and uncertainty that may adversely affect our business.

On March 13, 2008, Electronic Arts, Inc. ("EA"), launched a tender offer to acquire the outstanding shares of the Company's Common Stock for $26.00 per share (the "Offer"). On March 26, 2008, our Board of Directors, with the assistance of our financial and legal advisors, unanimously determined that the Offer was inadequate and recommended that the Company's stockholders reject the Offer. On April 18, 2008, EA announced a second extension of the Offer to May 16, 2008 and reduced the price per share to $25.74. On May 19, 2008, EA announced a third extension of the Offer to June 16, 2008 at the same price per share of $25.74. For the three and six months ended April 30, 2008, we recorded approximately $3,355 in expenses related to the Offer.

The review and consideration of EA's unsolicited Offer (and any alternate proposals that may be made by other parties) have become and may continue to be a significant distraction for our management and employees and has required, and may continue to require, the expenditure of significant time and resources by us. EA's unsolicited Offer has also created uncertainty for our employees and this uncertainty has adversely affected and may continue to adversely affect our ability to retain key employees and to hire new talent. EA's unsolicited Offer has created and may continue to create uncertainty for current and potential publishers, developers, distributors and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. Finally, stockholder litigation in connection with EA's unsolicited Offer has resulted and may continue to result in significant costs of defense, indemnification and liability. These consequences, alone or in combination, may harm our business and have a material adverse effect on our results of operations.

Our stock price has been volatile and may continue to fluctuate significantly.

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us (including those discussed in the risk factors above and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, as well as others not currently known to us or that we currently do not believe are material), to changes in securities analysts' earnings estimates or ratings, to our results or future financial guidance falling below our expectations and analysts' and investors' expectations, to factors affecting the computer, software, entertainment, media or electronics industries, or to national or international economic conditions.

We further believe that, as a result of EA's unsolicited Offer, and speculation concerning a potential acquisition, the future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations. There can be no assurance whether a transaction will occur or at what price. If a transaction does not occur, or the market perceives a transaction as unlikely to happen, our stock price may decline significantly, rapidly and without notice.

Litigation directly or indirectly resulting from EA's unsolicited Offer and/or our review of strategic alternatives may negatively impact our business, results of operations and financial condition.

Stockholder lawsuits have been filed against us in the Court of Chancery of the State of Delaware and New York state court contending that our directors breached their fiduciary duties by, among other things, allegedly refusing to explore premium offers by EA to acquire all of the Company's shares, enacting a bylaw amendment allegedly designed to entrench the current board by preventing stockholders from nominating and electing alternative directors, agreeing to an amendment to a management agreement with ZelnickMedia, issuing a proxy statement for the 2008 Annual Meeting that allegedly contained misleading and incomplete information and adopting a "poison pill". Other lawsuits may continue to be filed against us and our directors with similar or additional allegations relating to our 2008 annual meeting of stockholders and the proxy materials filed with the SEC and mailed to stockholders in connection therewith, the amendment to the ZelnickMedia management agreement, EA's unsolicited Offer, our adoption of a "poison pill", our review of strategic alternatives or other recent events. Such claims and any resultant litigation could subject us to liability. Even if we prevail, such litigation could be time consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Moreover, there can be no assurance as to the reaction of our employees, stockholders, publishers, developers, distributors, licensors and other business partners to the institution or ultimate resolution of any such proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2008, we issued 53,033 shares of our common stock in connection with our acquisition of substantially all of the assets of Mad Doc Software LLC. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The shares of common stock issued in connection with such acquisition are subject to certain restrictions and cancellation for a period of two years as set forth in a lock-up agreement executed by Mad Doc Software, its principal member and us.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on Thursday, April 17, 2008, in New York, New York, at which the following matters were submitted to a vote for the stockholders:

  (a)
  Votes regarding the election of the persons named below as Directors for a term expiring in 2009 were as follows:

	For	Withhold
Ben Feder	41,086,162	11,569,649
Strauss Zelnick	40,683,102	11,972,709
Robert A. Bowman	41,021,164	11,634,647
Grover C. Brown	41,086,739	11,569,072
Michael Dornemann	41,090,830	11,564,981
John F. Levy	41,092,215	11,563,596
J Moses	41,082,883	11,572,928
Michael Sheresky	41,085,019	11,570,792
  (b)
  Votes regarding the approval of an amendment to our Incentive Stock Plan to increase the number of shares of common stock reserved for issuance under the plan by 2,000,000 shares and to permit the issuance of awards thereunder to consultants, including 1,500,000 shares of restricted stock to ZelnickMedia was as follows:

For	Against	Abstain
32,148,355	11,637,981	46,522

  (c)
  Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the fiscal year ending October 31, 2008, were as follows:

For	Against	Abstain
52,471,152	148,178	36,481

Item 6. Exhibits

Exhibits:
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: June 6, 2008	By:	/s/ BEN FEDER Ben Feder Chief Executive Officer (Principal Executive Officer)
Date: June 6, 2008	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial and Accounting Officer (Principal Financial Officer)

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
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES