Form 10-Q
period 2008-07-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2008-09-05
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 31, 2008
OR
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

As of August 29, 2008, there were 77,602,628 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	July 31, 2008	October 31, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$338,701	$77,757
Accounts receivable, net of allowances of $58,210 and $63,324 at July 31, 2008 and October 31, 2007, respectively	106,354	104,937
Inventory	71,574	99,331
Software development costs and licenses	127,810	141,441
Prepaid taxes and taxes receivable	24,656	40,316
Prepaid expenses and other	46,047	34,741

Total current assets	715,142	498,523

Fixed assets, net	38,247	44,986
Software development costs and licenses, net of current portion	57,891	34,465
Goodwill	240,855	204,845
Other intangibles, net	27,636	31,264
Other assets	12,791	17,060

Total assets	$1,092,562	$831,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$149,526	$128,782
Accrued expenses and other current liabilities	184,468	146,835
Deferred revenue	58,332	36,544

Total current liabilities	392,326	312,161

Deferred revenue	-	25,000
Line of credit	-	18,000
Income taxes payable	27,436	-
Other long-term liabilities	7,219	4,828

Total liabilities	426,981	359,989

Commitments and contingencies
Stockholders' Equity:
Common Stock, $.01 par value, 100,000 shares authorized; 77,586 and 74,273 shares issued and outstanding at July 31, 2008 and October 31, 2007, respectively	776	743
Additional paid-in capital	594,589	513,297
Retained earnings (accumulated deficit)	33,229	(77,747)
Accumulated other comprehensive income	36,987	34,861

Total stockholders' equity	665,581	471,154

Total liabilities and stockholders' equity	$1,092,562	$831,143

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Net revenue	$433,836	$206,415	$1,214,088	$689,191
Cost of goods sold	259,656	168,279	763,923	532,086

Gross profit	174,180	38,136	450,165	157,105
Selling and marketing	42,856	35,223	122,534	98,406
General and administrative	47,070	34,703	127,673	113,788
Research and development	17,239	11,210	47,877	37,296
Business reorganization and related	1,771	7,100	2,877	16,062
Depreciation and amortization	6,201	7,006	20,126	20,743

Total operating expenses	115,137	95,242	321,087	286,295

Income (loss) from operations	59,043	(57,106)	129,078	(129,190)
Interest and other income (expense), net	874	748	(108)	2,632

Income (loss) before income taxes	59,917	(56,358)	128,970	(126,558)
Provision for income taxes	8,091	2,188	16,919	4,785

Net income (loss)	$51,826	$(58,546)	$112,051	$(131,343)

Income (loss) per share:
Basic	$0.68	$(0.81)	$1.50	$(1.83)

Diluted	$0.67	$(0.81)	$1.48	$(1.83)

Weighted average shares outstanding
Basic	75,866	72,075	74,701	71,714

Diluted	76,975	72,075	75,640	71,714

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine months ended July 31,
	2008	2007
Operating activities:
Net income (loss)	$112,051	$(131,343)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization and impairment of software development costs and licenses (1)	104,565	79,320
Depreciation and amortization of long-lived assets	20,126	20,743
Amortization and impairment of intellectual property	1,632	7,278
Stock-based compensation (2)	31,062	12,554
Provision (benefit) for deferred income taxes	99	(159)
Foreign currency transaction loss (gain) and other	1,203	(805)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	(1,417)	48,273
Inventory	27,757	19,730
Software development costs and licenses	(115,913)	(117,447)
Prepaid expenses, other current and other non-current assets	9,474	16,652
Accounts payable, accrued expenses, deferred revenue, income taxes payable and other liabilities	77,209	(27,551)

Total adjustments	155,797	58,588

Net cash provided by (used for) operating activities	267,848	(72,755)

Investing activities:
Purchase of fixed assets	(9,026)	(16,629)
Purchases of businesses, net of cash acquired	(4,037)	(982)

Net cash used for investing activities	(13,063)	(17,611)

Financing activities:
Proceeds from exercise of employee stock options	25,363	5,501
Payments on line of credit	(83,000)	-
Borrowings on line of credit	65,000	11,000
Payment of debt issuance costs	(962)	(1,764)

Net cash provided by financing activities	6,401	14,737

Effects of exchange rates on cash and cash equivalents	(242)	4,774

Net increase (decrease) in cash and cash equivalents	260,944	(70,855)
Cash and cash equivalents, beginning of year	77,757	132,480

Cash and cash equivalents, end of period	$338,701	$61,625

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

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Take-Two Interactive Software, Inc. ("the Company," "we," "us," or similar pronouns) is a leading global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment, which consists of Rockstar Games, 2K Games, 2K Sports and 2K Play, develops, markets and publishes software titles for the following leading gaming and entertainment hardware platforms:

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

Earnings Per Share

The calculation of basic earnings per share ("EPS") for each period is based on the weighted average number of common shares outstanding during the period. The calculation of diluted EPS for each period is based on the weighted average number of common shares outstanding during the period, plus the effect, if any, of dilutive common stock equivalent shares using the Treasury Stock method which include restricted stock outstanding and common shares issuable upon the exercise of stock options. The following table sets forth a reconciliation between basic and diluted shares:

	Three months ended July 31,		Nine months ended July 31,
(thousands of shares)	2008	2007	2008	2007
Basic shares	75,866	72,075	74,701	71,714
Add: Shares issued upon assumed exercise of common stock equivalents	1,109	-	939	-

Diluted shares	76,975	72,075	75,640	71,714

For the three and nine months ended July 31, 2008, diluted EPS excludes approximately 2,162,000 and 3,775,000, respectively, of common stock equivalents which are anti-dilutive. For the three and nine months ended July 31, 2007, we incurred a net loss and therefore, diluted EPS excludes 6,024,000 common stock equivalents.

For the three and nine months ended July 31, 2008, we have excluded from our diluted earnings per share calculations 900,000 shares of performance based restricted stock awarded to ZelnickMedia Corporation ("ZelnickMedia") because the issuance of such shares is subject to the achievement of certain performance obligations. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

During the three and nine months ended July 31, 2008, we issued approximately 453,000 and 1,819,000 shares, respectively, of common stock in connection with employee stock option exercises and restricted stock awards.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets". This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (November 1, 2009 for the Company), and early adoption is prohibited.

2.    RECENT DEVELOPMENTS

On March 13, 2008, Electronic Arts Inc. ("EA"), initiated a tender offer to acquire the outstanding shares of the Company's Common Stock for $26.00 per share (the "Offer"). On March 26, 2008, our Board of Directors, with the assistance of our financial and legal advisors, unanimously determined that the Offer was inadequate and recommended that the Company's stockholders reject the Offer. On April 18, 2008, EA announced the second extension of the Offer to May 16, 2008 and reduced the price per share to $25.74. From May 2008 through July 2008, EA continued to extend the Offer at $25.74. In August 2008 the Offer expired and EA signed a confidentiality agreement to commence participation in our formal process of evaluating strategic alternatives to maximize stockholder value. For the three and nine months ended July 31, 2008, we recorded approximately $6,319 and $9,674, respectively, in general and administrative expenses related to the Offer.

3.    EXECUTIVE MANAGEMENT SERVICES AGREEMENT

In March 2007, we began operating under a management services agreement with ZelnickMedia (the "Management Agreement"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman. In addition, we have entered into employment agreements with Ben Feder and Karl Slatoff to serve as our Chief Executive Officer and Executive Vice President, respectively. Both Mr. Feder and

Mr. Slatoff are partners of ZelnickMedia. The Management Agreement expires in October 2012 and provides for an annual management fee of $2,500 ($750 prior to the amendment that was effective as of April 1, 2008) and a maximum bonus of $2,500 per fiscal year ($750 prior to the amendment that was effective as of April 1, 2008) based on the Company achieving certain performance thresholds.

In consideration for ZelnickMedia's services under the Management Agreement as described above, we recorded consulting expense (a component of general and administrative expenses) of $1,070 and $2,586, for the three and nine months ended July 31, 2008, respectively, and $237 and $373 for the three and nine months ended July 31, 2007, respectively.

Pursuant to the Management Agreement, on August 27, 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vest over 36 months and expire 10 years from the date of grant. Each month, we re-measure the fair value of the unvested portion of such options and record compensation expense for the difference between total earned compensation at the end of the period, and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock impacts compensation expense or benefit recognized from period to period. For the three and nine months ended July 31, 2008, we recorded $3,258 and $8,522, respectively of stock-based compensation related to this option grant. No stock-based compensation expense was recorded in connection with this agreement for the three or nine months ended July 31, 2007.

In addition, on April 17, 2008, our stockholders approved an amendment to the Management Agreement which provided for a grant of 600,000 shares of restricted stock to ZelnickMedia, that vest annually over a three year period, and 900,000 shares of restricted stock that vest over a four year period through 2012, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Industrial Index. The shares were granted on June 13, 2008. For the three and nine months ended July 31, 2008, we recorded $1,714 of stock-based compensation related to these grants of restricted stock.

4.    BUSINESS REORGANIZATION AND RELATED CHARGES

We initiated a management and business reorganization plan in the second quarter of 2007, which included costs to replace our former executive management team and certain members of our Board of Directors, and utilize the services of ZelnickMedia. In addition, we undertook a restructuring plan that centralized and eliminated certain of our business operations. As a result, we incurred employee termination costs, relocation expenses, facility related costs (including fixed assets and lease termination costs) and professional fees.

In connection with our reorganization, we closed two development studios in the third quarter of 2008. The studio closures represent the finalization of our 2007 reorganization plan and will include severance costs, relocation expenses, facility related costs (including fixed assets and lease termination costs) and professional fees. We expect the studio closures to be completed by October 31, 2008. For the three and nine months ended July 31, 2008, we recorded business reorganization charges of $1,185 related to these studio closures and expect to record approximately $3,000 through the completion date. The following table summarizes the activity in accrued business reorganization costs:

	Employee termination costs	Facility related and relocation costs	Professional fees and other	Total business reorganization and related costs
Costs incurred through October 31, 2007	$10,143	$2,947	$4,377	$17,467
Utilization through October 31, 2007:
Non-Cash	(2,065)	-	-	(2,065)
Cash	(7,362)	(2,350)	(4,225)	(13,937)

Accrual as of October 31, 2007 (a)	$716	$597	$152	$1,465

Costs incurred for the three months ended January 31, 2008	95	39	28	162
Utilization for the three months ended January 31, 2008:
Cash	(171)	(385)	(180)	(736)

Accrual as of January 31, 2008 (a)	$640	$251	$-	$891

Costs incurred for the three months ended April 30, 2008	351	593	-	944
Utilization for the three months ended April 30, 2008:
Cash	(646)	(430)	-	(1,076)

Accrual as of April 30, 2008 (a)	$345	$414	$-	$759

Costs incurred for the three months ended July 31, 2008	1,175	519	77	1,771
Utilization for the three months ended July 31, 2008:
Non-Cash	-	(446)	-	(446)
Cash	(162)	(53)	(77)	(292)

Accrual as of July 31, 2008 (a)	$1,358	$434	$-	$1,792

Total costs incurred through July 31, 2008	$11,764	$4,098	$4,482	$20,344

(a)
Included in accrued expenses and other current liabilities

5.    COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are as follows:

	For the nine months ended July 31,
	2008	2007
Net income (loss)	$112,051	$(131,343)
Foreign currency translation adjustment	2,126	10,275

Comprehensive income (loss)	$114,177	$(121,068)

6.    INVENTORY

Inventory balances by category are as follows:

	July 31, 2008	October 31, 2007
Finished products	$65,732	$91,512
Parts and supplies	5,842	7,819

Inventory	$71,574	$99,331

Estimated product returns included in inventory at July 31, 2008 and October 31, 2007 were $8,272 and $9,758, respectively.

7.    SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our software development costs and licenses are as follows:

	July 31, 2008		October 31, 2007
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$102,177	$24,417	$122,307	$7,869
Software development costs, externally developed	22,264	29,252	8,572	24,297
Licenses	3,369	4,222	10,562	2,299

Software development costs and licenses	$127,810	$57,891	$141,441	$34,465

Software development costs and licenses as of July 31, 2008 and October 31, 2007 include $156,240 and $153,121, respectively, related to titles that have not been released.

Amortization and impairment of software development costs and licenses (net of stock-based compensation) for the three and nine months ended July 31, 2008 and 2007 were as follows:

	For the three months July 31,		For the nine months July 31,
	2008	2007	2008	2007
Amortization and impairment of software development costs	$43,425	$38,531	$115,163	$81,528
Less: Portion representing stock-based compensation	(3,404)	(1,175)	(10,598)	(2,208)

Amortization and impairment, net of stock-based compensation	$40,021	$37,356	$104,565	$79,320

8.    BUSINESS ACQUISITIONS

In December 2007, we acquired all of the outstanding capital stock of Illusion Softworks, a.s. ("Illusion"), the developer of the Mafia video game franchise. The acquisition reflects our strategy to add high-value intellectual property and development studios to our portfolio. Total consideration paid upon acquisition was $33,022, consisting primarily of 1,490,605 shares of our unregistered common stock and $4,645 of development advances paid prior to the acquisition. In July 2008, 6,042 shares of our unregistered common stock were issued as additional consideration in accordance with the terms of the transaction. The terms of the transaction also include additional contingent deferred payments in cash and stock of up to $10,000, which is expected to be allocated between purchase price and employee compensation expense when the conditions requiring their payment are met. We recorded $25,063 of goodwill and $8,200 of identified intangible assets and capitalized software as of July 31, 2008 in connection with this acquisition. We are currently evaluating the opportunity to claim tax deductions for the goodwill.

In March 2008, we acquired the assets of Mad Doc Software LLC ("Mad Doc"), an independent development studio in North America. Total consideration paid upon acquisition, which is subject to adjustment based on specified working capital levels, was $5,978, consisting of $3,650 in cash, 53,033 shares of our unregistered common stock and $975 of development advances paid prior to the acquisition. The terms of the transaction also include additional contingent deferred payments of up to $15,000 payable in cash or stock, based on meeting certain employment provisions, the release of several titles, and achievements based on sales of specific titles. We recorded $4,617 of goodwill and $1,275 of identified intangible assets and capitalized software as of July 31, 2008 in connection with this acquisition. The goodwill recorded in connection with this acquisition is deductible for tax purposes.

9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	July 31, 2008	October 31, 2007
Software development costs	$77,648	$41,500
Compensation and benefits	30,434	30,968
Licenses	16,616	14,614
Income taxes payable	14,509	22,937
Rent and deferred rent obligations	8,617	9,889
Professional fees	7,337	7,281
Marketing and promotions	6,593	4,035
Deferred tax liability	5,841	5,841
Deferred consideration for acquisitions	1,000	1,000
Other	15,873	8,770

Total	$184,468	$146,835

10.    CREDIT AGREEMENT

In November 2007, we entered into an amended and restated credit agreement (the "Amended Credit Agreement"), which increased the principal amount of our revolving credit facility from $100,000 to $140,000. The Amended Credit Agreement expires on July 3, 2012.

As of July 31, 2008, revolving loans under the Amended Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate (8.25% at July 31, 2008), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at July 31, 2008), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay an annual fee on the unused available balance, ranging from 0.25% to 0.75% based on amounts borrowed. As of July 31, 2008, we had no borrowings outstanding. As of October 31, 2007, we had $18,000 of borrowings outstanding. As of July 31, 2008 and October 31, 2007 we had $132,940 and $72,000, respectively, available for borrowings under the Amended Credit Agreement. We recorded $449 and $2,312 of interest expense and fees related to the Amended Credit Agreement for the three and nine months ended July 31, 2008, and $111 for the three and nine months ended July 31, 2007.

The Amended Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25,000. Any letters of credit outstanding reduce availability under the revolving line of credit. We were required to pay a one time issuance fee of 0.825% and an annual fee of 3.25% to 3.75% (3.75% at July 31, 2008) of any outstanding letters of credit. We had $7,060 and $10,000 of letters of credit outstanding at July 31, 2008 and October 31, 2007, respectively.

As of July 31, 2008, we were in compliance with all covenants and requirements as outlined in the Amended Credit Agreement.

Debt issuance costs capitalized in connection with our Credit Facility total $2,770 and are being amortized over the term of the Credit Facility. Amortization related to these costs is included in interest and other income (expense), net in the consolidated statements of operations.

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

Tax authorities in certain non-U.S. jurisdictions are examining our returns affecting unrecognized tax benefits. We believe the gross unrecognized tax benefits, as of November 1, 2007, could decrease (whether by payment, release, or a combination thereof) in the next 12 months by as much as $4,892. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2001. During the first nine months of 2008, the gross unrecognized tax benefits increased to $1,390 including interest and penalties, primarily related to unrecognized tax benefits in local and non-U.S. taxing jurisdictions.

We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances as to the possible outcomes.

12.    LEGAL AND OTHER PROCEEDINGS

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries as described below in this section. In accordance with SFAS No. 5, Accounting for Contingencies, when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the matters described herein, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Consumer Class Action – Grand Theft Auto: San Andreas. In July 2005, we received four complaints for purported class actions. Two of the four complaints were filed in the United States District Court for the Southern District of New York, one was filed in the United States District Court, Eastern District of Pennsylvania, and one was filed in the Circuit Court in St. Clair County, Illinois. The state court action was removed to federal court and the Judicial Panel on Multidistrict Litigation transferred all the cases to the U.S. District Court for the Southern District of New York, which consolidated them under the caption In re Grand Theft Auto Video Game Consumer Litigation (No. II), 06-MD-1739 (SWK).The plaintiffs, alleged purchasers of our Grand Theft Auto: San Andreas game, assert that we engaged in consumer deception, false advertising and breached an implied warranty of merchantability and were unjustly enriched as a result of our alleged failure to disclose that Grand Theft Auto: San Andreas contained "hidden" content, which resulted in the game receiving a Mature 17+ ("M") rating from the Entertainment Software Rating Board, or the ESRB, rather than an Adults Only 18+ ("AO") rating. The complaints seek unspecified damages, declarations of various violations of law and litigation costs.

In November 2007, the United States District Court for the Southern District of New York granted preliminary approval to the settlement of several of these purported class action lawsuits. Had that settlement been approved, the Company would have been required to spend at least $1,025 on settlement benefits, a majority of which would have taken the form of a contribution to charity. On July 31, 2008, however, the Court issued an opinion refusing to certify the proposed settlement class. The Court held that, under controlling case law, issued after the parties negotiated the settlement, the plaintiffs could no longer meet their burden of showing that the case could proceed on the proposed class basis, regardless of whether the purpose of certification was for litigation or settlement. The Company expresses no opinion as to the likelihood of an appeal or the outcome of such an appeal. If the plaintiffs choose to continue the case notwithstanding the court's decision, the Company will continue to defend it vigorously.

In January 2006, the City of Los Angeles filed a complaint against us in the Superior Court of the State of California alleging violations of California law on substantially the same basis as the consumer class action regarding Grand Theft Auto: San Andreas. That case was removed and transferred to the United States District Court for the Southern District of New York and is pending there.

Securities Class Action – Grand Theft Auto: San Andreas and Option Backdating. In February and March 2006, four purported class action complaints were filed against us and certain of our former officers and directors in the United States District Court for the Southern District of New York. The complaints alleged that we violated Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making or causing us to make untrue statements or failing to disclose in certain press releases and periodic reports we filed with the SEC that, among other things, Grand Theft Auto: San Andreas contained "hidden" content which should have resulted in the game receiving an "AO" rating from the ESRB rather than an "M" rating. The actions were consolidated under the name In re Take-Two Interactive Securities Litigation, No. 1:06-cv-00803 (SWK), and a lead plaintiff was appointed. In September 2006, the lead plaintiff filed a consolidated amended complaint, which included claims relating to Grand Theft Auto: San Andreas and to the backdating of stock options. On April 16, 2007, the lead plaintiff filed a consolidated second amended complaint, which included additional allegations based on an investigation of options backdating conducted by the Special Litigation Committee of the Board of Directors and our restatement of financial statements relating to options backdating. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, three former directors, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. On June 25, 2007, we filed a motion to dismiss the consolidated amended complaint. On April 16, 2008 the Court issued an Opinion and Order, which dismissed, with leave to amend, certain claims as to all defendants relating to Grand Theft Auto: San Andreas and certain claims as to the Company's former CEO, CFO and certain director defendants relating to the backdating of stock options. In addition, the Court rejected one of the alleged "curative disclosure" dates alleged by lead plaintiff.

On April 30, 2008, the lead plaintiff moved for an order requesting that the Court allow them "access" to the underlying binary code for Grand Theft Auto: San Andreas for purposes of reviewing the code to amend their complaint. We opposed the request and on May 21, 2008, the Court appointed a Special Master and referred the discovery dispute regarding the code to the Special Master. On August 6, 2008, the Special Master issued a Determination and Order granting plaintiff its requested access to the code. The parties have since settled this dispute, agreeing to grant Lead Plaintiff access to the code. On the Company's unopposed motion, the Court expunged the Special Master Determination and Order as moot. The Court also directed briefing concerning the lead plaintiff's proposed Third

Amended Complaint in September-October 2008. The parties have agreed to a mediation session, which is expected to take place on October 15-16, 2008.

St. Clair Derivative Action. In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors, St. Clair Shores Gen. Employees Retirement System v. Eibeler, no. 1:06-cv-0688 (SWK). The plaintiff asserts that certain defendants breached their fiduciary duties by selling their stock while in possession of certain material non-public information and that we violated Section 14(a) and Rule 14a-9 of the Exchange Act by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. The plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold our stock, unspecified compensatory damages with interest and its costs in the action. In October 2006, the court issued a stay of proceedings pending an investigation by the Special Litigation Committee. Following the conclusion of that investigation, on March 23, 2007, the Special Litigation Committee moved to dismiss the complaint based on, among other things, the Committee's conclusion that "future pursuit of this action is not in the best interests of Take-Two or its stockholders." The plaintiff subsequently conducted discovery concerning the Special Litigation Committee's motion to dismiss. On August 24, 2007, the plaintiff filed an Amended Derivative and Class Action Complaint. The Amended Derivative and Class Action Complaint alleges, among other things, that defendants breached their fiduciary duties in connection with the issuance of proxy statements in 2001, 2002, 2003, 2004 and 2005.

On September 24, 2007, the Special Litigation Committee moved to dismiss the Amended Complaint or to consolidate certain of its claims with In re Take-Two Interactive Securities Litigation. On July 30, 2008, the Court granted in part and denied in part this motion. All claims against the Company were dismissed. The Court dismissed all claims against all defendants arising out of the plaintiff's derivative claims, finding that the Special Litigation Committee was independent and acted in good faith in conducting its investigation of plaintiff's claims. The Court concluded that reasonable bases existed for the Special Litigation Committee's conclusions that the plaintiff's individual claims were without merit and that further pursuing the derivative claims was not in the best interest of the Company or its stockholders. The Court denied the Special Litigation Committee's motion to dismiss the remainder of the plaintiff's claims, which were added after the Special Litigation Committee had concluded its investigation of the allegations contained in the original complaint filed January 30, 2006, on the basis that they were direct claims and thus not subject to the demand requirement and not dismissable for failure to make a demand upon the Company's Board of Directors. In these remaining claims, brought against certain former officers and directors of the Company and not against the Company itself, the plaintiff alleges that material information was omitted from proxy materials between 2001 and 2005 which caused the stockholders to approve additions to the Company's stock option plans and which violated the stockholders' voting rights and diluted their ownership rights. The Court expressly did not determine whether these claims would entitle the putative class to monetary damages. The Company intends to continue to defend vigorously the remainder of the plaintiff's claims.

Derivative Action – Option Backdating. In July and August 2006, Richard Lasky and Raeda Karadsheh filed purported derivative action complaints in the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors. The complaints alleged violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the granting of certain of our stock options. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity-based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. The Lasky and Karadsheh actions were consolidated in November 2006 under the name In re Take-Two Interactive Software, Inc. Derivative

Litigation, no. 1:06-cv-05279 (LTS). The plaintiffs filed a consolidated complaint on January 22, 2007, which focuses exclusively on our historical stock option granting practices. These matters were referred to the Special Litigation Committee. On September 7, 2007, the Special Litigation Committee moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and Board of Directors. The plaintiffs then conducted discovery concerning the Committee's recommendation. Briefing of the Committee's motion was completed on July 1, 2008, and the parties are awaiting a decision by the Court.

Stockholder Action – Solomon. On March 7, 2008, Patrick Solomon, an alleged stockholder of the Company, filed a complaint in the Delaware Court of Chancery against Take-Two and all eight of its current directors. The plaintiff contends that defendants breached their fiduciary duties by, among other things, allegedly refusing to explore premium offers by Electronic Arts Inc. to acquire all of the Company's shares, enacting a by-law amendment allegedly designed to entrench the current board by preventing stockholders from nominating and electing alternative directors, agreeing to an amendment to a management agreement with ZelnickMedia and issuing a proxy statement for the 2008 Annual Meeting that allegedly contained misleading and incomplete information that would affect the stockholder vote concerning the directors and the issuance of additional shares to compensate ZelnickMedia. The complaint, which appears to be intended as a class action, seeks preliminary and permanent injunctive relief respecting the annual meeting, rescissory and other equitable relief, and unspecified damages.

Plaintiff immediately moved for preliminary injunctive relief, and the parties engaged in expedited discovery proceedings. However, several of the claims have been addressed by the Company's voluntary actions in issuing a supplemental proxy statement, rescinding the notice by-law amendment, granting additional time for any present or former stockholders to nominate directors or propose business, and extending the annual meeting date. After the Company took such measures, the plaintiff agreed to withdraw his motion for preliminary injunctive relief; and the annual meeting went forward without difficulty (and without any stockholders nominating directors or proposing business). Discovery on the remaining claims is ongoing. We believe the remaining claims lack merit, and intend to defend vigorously against them.

Stockholder Action – St.Clair. On April 1, 2008, St. Clair Shores General Employees Retirement System, a stockholder, filed a purported derivative action on behalf of the Company in the Delaware Court of Chancery against all eight of its current directors and ZelnickMedia. The allegations are essentially the same as those in the Solomon stockholder action, above, with an additional complaint about the "poison pill" adopted by our Board in March 2008, and an additional claim against ZelnickMedia for aiding and abetting the directors' alleged breach of fiduciary duty. Because the action was duplicative, the plaintiff agreed to stay all proceedings in the case in favor of the Solomon case. We believe the claims lack merit, and intend to defend vigorously against them.

Stockholder Action – Maulano. On April 11, 2008, Michael Maulano, an alleged stockholder, filed a purported class action in New York state court, New York County, against the Company and all eight of its current directors. The allegations are essentially the same as those in the Solomon case, above, with an additional complaint about the "poison pill" adopted by our Board in March 2008. Because the action was duplicative, the plaintiff agreed to stay all proceedings in the case in favor of the Solomon case. We believe the claims lack merit, and intend to defend vigorously against them.

Strickland et al. Personal Injury Action. In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against us, Sony Computer Entertainment America Inc., Sony Corporation of America, Wal-Mart, GameStop and Devin Moore, alleging under Alabama's manufacturers' liability and wrongful death statutes, that our video games designed, manufactured, marketed and/or supplied to Mr. Moore resulted in "copycat violence" that caused the death of Messrs. Strickland, Crump and Mealer. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600,000. Our motion to dismiss the action on the merits was denied. An accompanying motion to dismiss for lack of personal jurisdiction was denied by the trial court, and the Alabama Supreme Court subsequently rejected a petition for writ of mandamus on that issue. In April 2006, the plaintiffs amended the complaint to add a claim for civil conspiracy; we moved to dismiss that claim and the motion is pending. Under the most recent amended scheduling order, all fact and expert discovery was to have been completed by June 15, 2007, with a mediation on November 8, 2007 and trial, if necessary, to commence no earlier than January 18, 2008. Due to issues that arose in expert discovery, however, the amended scheduling order was suspended. The case was stayed until mid-January 2008 to permit the Plaintiffs to obtain new lead counsel, which they have done. There currently is no Scheduling Order in effect, though a status conference was held on April 15, 2008, where the court granted, over our objections, plaintiff's request for leave to retain an expert. The court has scheduled an evidentiary hearing on October 30 and 31, 2008 at the Company's request to exclude the opinion testimony of plaintiffs' causation experts on the grounds that such testimony is inadmissible under the standards of United States v. Frye. We believe that the claims are without merit and that this action is similar to lawsuits brought and uniformly dismissed by courts in other jurisdictions.

Grand Jury Subpoenas. In 2006, we received grand jury subpoenas issued by the District Attorney of the County of New York requesting production of documents covering various periods beginning on January 1, 1997, including those relating to, among other things: the so-called "Hot Coffee" scenes in Grand Theft Auto: San Andreas; the work of our Board of Directors, all Board Committees, and the Special Litigation Committee; certain acquisitions entered into by us; billing and payment records relating to PricewaterhouseCoopers LLP and the termination of PricewaterhouseCoopers LLP as our auditors; communications to financial analysts and stockholders about acquisitions and financial results; compensation and human resources documents of certain of our directors and employees and former directors and employees; stock-based compensation; the SEC's July 2006 inquiry; legal services performed for employees; corporate credit card and expense records of certain individuals; the SEC bar of our former Chief Executive Officer, Ryan Brant; the resolution to amend our Incentive Stock Plan; and ethics, securities, and conflict of interest policies and questionnaires. We have fully cooperated and provided the documentation called for by the subpoenas.

SEC Investigation. In July 2006, we received notice from the SEC that it was conducting an informal non-public investigation of certain stock option grants made from January 1997 to 2006 and in April 2007 we received notice from the SEC that it was conducting a formal investigation of such stock option grants. We cooperated fully with the SEC's investigation. As a result of the Special Litigation Committee's internal review of our option grants, in February 2007 we restated our financial statements for prior periods in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. On August 9, 2007, we received a "Wells" notice from the Staff of the Division of Enforcement of the SEC informing us of its intention to request authority to file charges, and seek a civil monetary penalty in connection with its investigation. We submitted a response to the Staff's notice in September 2007, urging that no charges should be brought against us. We have continued to cooperate with the Staff, but have not heard anything further from the SEC concerning its intention with respect to this matter.

Tax Inquiries. We have been in contact with and have received requests for information from taxing authorities for records relating to the grant and exercise of options and tax deductions taken by us from October 2000 to October 2004. We are fully cooperating with these inquiries.

Special Litigation Committee. In connection with its investigation of the Company's historical stock option granting practices, the Special Litigation Committee determined that certain stock options issued by us to certain former members of our Board of Directors were improperly dated. As a result, and in connection with our remedial measures, we entered into an agreement with each of the relevant former directors whereby they agreed to remit to us any after-tax gains that they realized as a result of the improper grant dates. In the event of grants that remained unexercised, we re-priced such stock options to reflect an appropriate price for which such stock options should have been deemed granted. This agreement was entered into voluntarily by us and the relevant directors, none of whom served on the Special Litigation Committee. In addition, we have entered into similar agreements with certain former members of management who received improperly dated stock options.

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

Information about our reportable segments is as follows:

	Three months ended July 31,		Nine months ended July 31,
Net revenue:	2008	2007	2008	2007
Publishing	$380,645	$156,837	$986,590	$472,756
Distribution	53,191	49,578	227,498	216,435

Total net revenue	$433,836	$206,415	$1,214,088	$689,191

	Three months ended July 31,		Nine months ended July 31,
Gross profit:	2008	2007	2008	2007
Publishing	$171,232	$34,214	$430,651	$138,586
Distribution	2,948	3,922	19,514	18,519

Total gross profit	$174,180	$38,136	$450,165	$157,105

	July 31, 2008			October 31, 2007
	Publishing	Distribution	Total	Publishing	Distribution	Total

Accounts receivable, net	$92,548	$13,806	$106,354	$65,288	$39,649	$104,937
Inventory	23,578	47,996	71,574	30,972	68,359	99,331
Total assets	983,012	109,550	1,092,562	666,112	165,031	831,143

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region is as follows:

	Three months ended July 31,		Nine months ended July 31,
Net revenue by geographic region:	2008	2007	2008	2007
United States	$213,863	$146,013	$721,538	$481,416
Canada	22,277	14,833	68,691	42,547

North America	236,140	160,846	790,229	523,963
United Kingdom	64,594	11,412	136,112	44,968
Continental Europe	110,680	24,883	231,343	90,460
Asia Pacific and other	22,422	9,274	56,404	29,800

Total net revenue	$433,836	$206,415	$1,214,088	$689,191

Net revenue by product platform for our reportable segments is as follows:

	Three months ended July 31,		Nine months ended July 31,
Net revenue by product platform:	2008	2007	2008	2007
Publishing:
Microsoft Xbox 360	$169,099	$53,018	$418,285	$109,271
Sony PLAYSTATION 3	141,440	30,875	326,941	57,066
Nintendo Wii	25,837	10,164	80,404	10,164
Sony PlayStation 2 and PlayStation	18,033	28,738	76,059	146,516
Sony PSP	9,577	10,668	38,449	60,591
PC	8,256	12,753	30,314	50,755
Nintendo handheld devices	8,009	4,204	13,758	8,526
Peripherals and other	394	6,417	2,380	29,867

Total publishing	380,645	156,837	986,590	472,756
Distribution:
Hardware and peripherals	21,573	22,824	96,265	90,062
Software:
PC	11,550	8,783	38,396	32,588
Nintendo Wii	6,234	2,287	22,166	6,478
Nintendo handheld devices	4,654	5,031	25,972	35,971
Sony PlayStation 2 and PlayStation	3,286	4,959	17,723	27,682
Microsoft Xbox 360	2,634	2,595	11,509	8,751
Sony PLAYSTATION 3	2,045	569	6,647	2,258
Sony PSP	693	805	3,730	3,309
Other	522	1,725	5,090	9,336

Total distribution	53,191	49,578	227,498	216,435

Total net revenue	$433,836	$206,415	$1,214,088	$689,191

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

Our strategy is to capitalize on the growth of the interactive entertainment market, particularly the expanding demographics of video game players, and focus on creating premium quality games and successful franchises for which we can create sequels. We have established a portfolio of successful proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, strategy, role-playing, sports and racing. We have created, licensed and acquired a group of highly recognizable brands to match the variety of consumer demographics we aspire to serve, ranging from adults to children and hard-core game enthusiasts to casual gamers. We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category by leveraging our existing titles as well as developing new brands. We also expect 2K Games, publisher of the internally developed successful Civilization series and the critically acclaimed BioShock title, to continue to develop new and successful franchises in the future. 2K Games also recently announced its partnership with Cryptic Games to be the global publisher for their highly anticipated and massively multiplayer online action game, Champions Online™. Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K and NHL 2K, provides more consistent year over year revenue streams than our Rockstar Games' and 2K Games' businesses because we publish them on an annual basis. Targeting growth opportunities, we established the 2K Play label to focus on the family-oriented game market. Carnival Games has been a strong performing title, and 2K Play is planning to leverage this brand through sequels and product extensions. 2K Play also has a partnership with Nickelodeon to publish video games based on top rated Nick Jr. titles such as Dora the Explorer and Go, Diego, Go! We expect family-oriented gaming to be an important component of our industry in the future. We also have expansion initiatives in the rapidly growing Asia Pacific markets, where our strategy is to broaden the distribution of our existing products, develop a presence in Japan, and establish an online gaming presence, especially in China and Korea.

Revenue in our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third parties. Operating margins in our publishing business are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. We develop most of our front-line products internally and therefore own the intellectual property associated with many of our titles, which we believe best positions us financially and competitively. Operating margins associated with our externally developed titles, or titles for which we do not own the intellectual property, are generally lower because they require us to acquire licenses, provide minimum development guarantees, and pay third party royalties. We continue to develop new revenue streams as they evolve, including higher margin sources such as in-game advertising and downloadable episodic content, which we expect will become more significant to our business over time. In the third quarter of 2008, we announced plans to leverage our wholly-owned intellectual property, BioShock®, which is expected to be developed into a feature film by Universal Pictures.

Our distribution segment, which is primarily comprised of our Jack of All Games subsidiary, distributes our products as well as third party software, hardware and accessories to retail outlets primarily in North America. Revenue in our distribution segment is derived from the sale of third party software titles, accessories and hardware. Operating margins in our distribution business are dependent in part on the mix of software and hardware sales. Software product sales generally yield higher margins than hardware product sales. In August 2008, we adopted a plan to reduce the number of stock keeping units ("SKU's") on hand in our warehouse in order to focus on higher margin titles and improve the operating efficiency of the segment.

Recent Developments

On March 13, 2008, Electronic Arts Inc. ("EA") initiated a tender offer to acquire the outstanding shares of the Company's Common Stock for $26.00 per share (the "Offer"). On March 26, 2008, our Board of Directors, with the assistance of our financial and legal advisors, unanimously determined that the Offer was inadequate and recommended that the Company's stockholders reject the Offer. On April 18, 2008, EA announced the second extension of the Offer to May 16, 2008 and reduced the price per share to $25.74. From May 2008 through July 2008, EA continued to extend the Offer at $25.74. In August 2008 the Offer expired and EA signed a confidentiality agreement to commence participation in our formal process of evaluating strategic alternatives to maximize stockholder value. For the three and nine months ended July 31, 2008, we recorded approximately $6,319 and $9,674, respectively, in general and administrative expenses related to the Offer.

Third Quarter 2008 Releases

We released the following key titles in the third quarter of fiscal year 2008:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Don King Presents: Prizefighter	2K Sports	Internal	Xbox 360	June 10, 2008
Top Spin 3	2K Sports	Internal	Xbox 360, PS3, Wii, DS	June 24, 2008
Carnival Games™	2K Play	Internal	DS	July 9, 2008
Sid Meier's Civilization® Revolution™	2K Games	Internal	Xbox 360, PS3, DS	July 9, 2008
MLB® Power Pros 2008	2K Sports	External	Wii, PS2	July 29, 2008

Product Pipeline

We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release
Midnight Club: Los Angeles	Rockstar Games	Internal	Xbox 360, PS3	October 2008
Midnight Club: LA Remix	Rockstar Games	Internal	PSP	October 2008
BioShock®	2K Games	Internal	PS3	October 2008
Grand Theft Auto IV (Japanese edition)	Rockstar Games	Internal	Xbox 360, PS3	October 2008
Dora the Explorer: Dora Saves the Snow Princess	2K Play	External	Wii, PS2, DS	Fiscal year 2008
Go, Diego, Go!: Great Dinosaur Rescue	2K Play	External	Wii, PS2, DS	Fiscal year 2008
The Wonder Pets!: Save the Animals	2K Play	External	DS	Fiscal year 2008
Carnival Games: Mini-Golf™	2K Play	Internal	Wii	Fiscal year 2008
Sid Meier's Civilization IV: Colonization™	2K Games	Internal	Games for Windows®	Fiscal year 2008
NBA® 2K9	2K Sports	Internal	Xbox 360, PS3, PS2	Fiscal year 2008
NHL® 2K9	2K Sports	Internal	Xbox 360, PS3, Wii, PS2	Fiscal year 2008
BioShock® 2	2K Games	Internal	TBA	Fiscal year 2009
Borderlands™	2K Games	External	Xbox 360, PS3, Games for Windows®	Fiscal year 2009
Champions Online™	2K Games	External	TBA	Fiscal year 2009
Grand Theft Auto IV	Rockstar Games	Internal	PC	Fiscal year 2009
Grand Theft Auto IV: Chinatown Wars	Rockstar Games	Internal	DS	Fiscal year 2009
Grand Theft Auto IV episodic content	Rockstar Games	Internal	Xbox 360	Fiscal year 2009
Major League Baseball® 2K9	2K Sports	Internal	Multiple platforms	Fiscal year 2009
Mafia II	2K Games	Internal	Multiple platforms	Fiscal year 2009
MLB® Superstars	2K Sports	External	Wii	Fiscal year 2009
NBA® 2K10	2K Sports	Internal	Multiple platforms	Fiscal year 2009
NHL® 2K10	2K Sports	Internal	Multiple platforms	Fiscal year 2009

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (November 1, 2009 for the Company), and early adoption is prohibited.

Results of Operations

Consolidated operating results, net revenue by geographic region and publishing revenue by platform as a percent of revenue are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Net revenue:
Publishing	87.7%	76.0%	81.3%	68.6%
Distribution	12.3%	24.0%	18.7%	31.4%

Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	59.9%	81.5%	62.9%	77.2%
Gross profit	40.1%	18.5%	37.1%	22.8%
Selling and marketing	9.9%	17.1%	10.1%	14.3%
General and administrative	10.8%	16.8%	10.6%	16.5%
Research and development	4.0%	5.4%	3.9%	5.4%
Business reorganization and related	0.4%	3.4%	0.2%	2.3%
Depreciation and amortization	1.4%	3.4%	1.7%	3.0%

Total operating expenses	26.5%	46.1%	26.5%	41.5%

Income (loss) from operations	13.6%	(27.7)%	10.6%	(18.7)%
Interest and other income (expense), net	0.2%	0.4%	(0.0)%	0.4%

Income (loss) before income taxes	13.8%	(27.3)%	10.6%	(18.4)%
Provision for income taxes	1.9%	1.1%	1.4%	0.7%

Net income (loss)	11.9%	(28.4)%	9.2%	19.1%

Net revenue by geographic region:
United States and Canada	54.4%	77.9%	65.1%	76.0%
Europe, Asia Pacific and Other	45.6%	22.1%	34.9%	24.0%
Publishing revenue by platform:
Console	93.1%	79.6%	91.4%	71.0%
PC	2.2%	8.1%	3.1%	10.7%
Handheld	4.6%	9.5%	5.3%	14.6%
Accessories	0.1%	2.8%	0.2%	3.7%

Three Months ended July 31, 2008 compared to July 31, 2007

Publishing

(thousands of dollars)	2008	%	2007	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$380,645	100.0%	$156,837	100.0%	$223,808	142.7%
Product costs	104,119	27.4%	61,802	39.4%	42,317	68.5%
Software development costs and royalties	45,721	12.0%	40,600	25.9%	5,121	12.6%
Internal royalties	51,971	13.7%	3,536	2.3%	48,435	1369.8%
Licenses	7,602	2.0%	16,685	10.6%	(9,083)	(54.4)%

Cost of goods sold (1)	209,413	55.0%	122,623	78.2%	86,790	70.8%

Gross profit	$171,232	45.0%	$34,214	21.8%	$137,018	400.5%

(1)
Includes $3,404 and $1,175 of stock-based compensation expense in 2008 and 2007, respectively, included in software development costs and royalties.

The increase in net revenue primarily reflects higher sales of titles from our Grand Theft Auto franchise predominantly due to our release of Grand Theft Auto IV on April 29, 2008. Total net revenue generated from our Grand Theft Auto titles was $250.2 million higher in the 2008 period. In addition, net revenue from our Civilization series was $28.0 million higher in the 2008 period, primarily driven by sales of Sid Meier's Civilization Revolution. Net revenue generated by our sports titles increased $12.1 million versus the prior period driven by sales of Top Spin 3 and Don King Presents: Prizefighter. Net revenue earned from our titles The Darkness™ and Fantastic Four™ was $70.2 million higher in the prior period, reflecting sales generated in connection with their release in the third quarter of 2007.

Sales on current generation platforms accounted for approximately 88.4% of our total net publishing revenue in the third quarter of 2008. Xbox 360 and PS3 software sales in the third quarter of 2008 increased from the same period in 2007 by $116.1 million and $110.6 million, respectively, primarily due to the success of Grand Theft Auto IV. Wii software sales accounted for $25.8 million of our net publishing revenue in the 2008 period, reflecting the strong sales of Top Spin 3 and Carnival Games. The increase in sales on current generation platforms was partially offset by a $12.5 million decrease on prior generation platforms. We expect sales on the prior generation platforms to continue to decline as a result of the ongoing hardware transition and have therefore reduced the number of titles in development for these platforms. We have reduced pricing on several of our software titles for the prior generation platforms as the current generation hardware installed base grows. PC sales remained relatively consistent for the periods ended 2008 and 2007.

Gross profit as a percentage of net revenue increased significantly due to the release of Grand Theft Auto IV on April 29, 2008, as this title was internally developed and the intellectual property is wholly-owned. Product costs decreased as a percentage of net revenue, primarily due to performance based manufacturing discounts we received related to the release of Grand Theft Auto IV. Internal royalties increased as a percentage of net revenue, reflecting increased sales of our Grand Theft Auto titles.

Excluding the impact of Grand Theft Auto IV, product costs decreased as a percentage of net revenue, primarily due to a $2.8 million write-down of inventory for a title in our European territory in the third quarter of 2007. Software development costs and royalties as a percentage of net revenue decreased due to a majority of internally developed titles released in the 2008 period compared to more externally developed titles released in the 2007 period. License costs decreased as a percentage of net revenue due to more licensed titles released in the 2007 quarter including Fantastic Four: Rise of the Silver Surfer, All-Pro Football 2K8 and The Darkness and lower licensing rates in connection with our 2008 titles, which included Top Spin 3 and Don King Presents: Prizefighter.

Revenue earned from licensing our intellectual property to third parties decreased to $5.2 million in the third quarter of 2008 from $6.2 million in the 2007 period, primarily due to our January 2007 release of Grand Theft Auto: San Andreas for the PS2 in Japan, partially offset by our December 2007 release of Grand Theft Auto: Vice City Stories for the PS2 and PSP in Japan.

Revenue earned outside of North America accounted for approximately 45.6% of our net revenue in the third quarter of 2008 compared to 22.1% in the 2007 period. This increase was primarily attributable to our simultaneous global release of Grand Theft Auto IV for the Xbox 360 and PS3. Foreign exchange rates increased revenue by approximately $13.5 million in the third quarter of 2008.

Distribution

(thousands of dollars)	2008	%	2007	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$53,191	100.0%	$49,578	100.0%	$3,613	7.3%
Cost of goods sold	50,243	94.5%	45,656	92.1%	4,587	10.0%

Gross profit	$2,948	5.5%	$3,922	7.9%	$(974)	(24.8)%

Net revenue associated with software on current generation platforms increased $5.5 million, reflecting increased availability of the current generation platforms, especially the Wii, partially offset by a decrease in sales of prior generation software of $2.9 million, reflecting a shift in consumer demand. In addition, we experienced an increase in PC sales of $2.8 million and a decrease in handheld and hardware sales of $3.0 million. Foreign currency exchange rates increased net revenue by approximately $1.3 million in the third quarter of 2008, as a result of a weakening U.S. dollar. Our decrease in gross margin in the 2008 period reflects a $3.7 million write-down of inventory in conjunction with our plan to reduce the number of titles that we manage and distribute in order to improve gross margins and improve the division's operating efficiency. Excluding the write-down of inventory, the gross margin would have increased to 12.5% in 2008 as a result of increased bundling of software with hardware.

Operating Expenses

(thousands of dollars)	2008	% of net revenue	2007	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)

Selling and marketing	$42,856	9.9%	$35,223	17.1%	$7,633	21.7%
General and administrative	47,070	10.8%	34,703	16.8%	12,367	35.6%
Research and development	17,239	4.0%	11,210	5.4%	6,029	53.8%
Business reorganization and related	1,771	0.4%	7,100	3.4%	(5,329)	(75.1)%
Depreciation and amortization	6,201	1.4%	7,006	3.4%	(805)	(11.5)%

Total operating expenses (1)	$115,137	26.5%	$95,242	46.1%	$19,895	20.9%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2008	2007
Selling and marketing	$545	$260
General and administrative	6,922	344
Research and development	1,687	722
Business reorganization and related	-	265

Selling and marketing

Selling and marketing expenses increased $7.6 million for the three months ended July 31, 2008 as compared to the same period in 2007 primarily due to:

i.	an increase in advertising expense of $5.5 million, mainly related to the release of Grand Theft Auto IV, partially offset by a decrease in advertising related to our sports titles in the third quarter of 2008;
ii.	an increase of $0.9 million in personnel costs, mainly resulting from increases in stock compensation and recruitment expense; and
iii.	an increase of $0.9 million in E3 and other trade show costs.

General and administrative

General and administrative expenses were $47.1 million in the three months ended July 31, 2008 as compared to $34.7 million in the three months ended July 31, 2007, an increase of $12.4 million. This increase was primarily due to:

i.	an increase in stock-based compensation of $5.0 million related to restricted stock and stock options granted to ZelnickMedia and $1.6 million for the issuance of restricted stock to employees;
ii.	an increase in legal expenses of $4.7 million primarily related to the Offer;
iii.	an increase of $1.0 million in personnel expenses, mainly related to an increase in the bonus accrual that is based on our fiscal 2008 performance; and
iv.	an increase of $1.2 million in foreign exchange losses due to currency fluctuations; partially offset by
v.	a decrease of $1.8 million in bad debt expense due to a reduction in the level of our accounts receivable as we collected on the post release accounts receivable of Grand Theft Auto IV; and
vi.	a decrease of $2.0 million related to the previously accrued legal settlement costs that are no longer considered probable.

General and administrative expenses for the three months ended July 31, 2008 and 2007 also includes occupancy expense (primarily rent, utilities and office expenses) of $4.1 million and $4.7 million, respectively, related to our development studios.

Research and development

Research and development expenses increased $6.0 million for the three months ended July 31, 2008 as compared to the same period in 2007 primarily due to:

i.	a $5.2 million increase in personnel expenses, mainly for payroll related expenses in our European studios; and
ii.	an increase of $1.0 million for stock-based compensation due to the issuance of restricted stock to employees in the third quarter of 2008.

Business reorganization and related

Business reorganization and related expenses were $1.8 million in the three months ended July 31, 2008, compared to $7.1 million in the three months ended July 31, 2007. This decrease is primarily due to:

i.	$4.4 million of severance expense incurred in the third quarter of 2007 primarily as a result of consolidating our international operations and the change in our senior management; and
ii.	$2.1 million related to the relocation of our 2K headquarters to California in the third quarter of 2007; partially offset by
iii.	$1.8 million of facility related costs (including fixed assets), relocation and employee termination costs incurred as a result of the closure of two development studios in July 2008.

We expect to incur approximately $3.0 million of additional reorganization expenses through the remainder of fiscal year 2008.

Provision for income taxes. For the three months ended July 31, 2008, income tax expense was $8.1 million, primarily attributable to earnings in foreign jurisdictions, compared to $2.2 million in the third quarter of 2007. Our effective tax rate differed from the federal, state and foreign statutory rates primarily due to the use of valuation allowances that were recorded in connection with our 2006 and 2007 net losses. We increased our valuation allowance by approximately $6.7 million in the three months ended July 31, 2008 and increased our valuation allowance by approximately $13.5 million in the three months ended July 31, 2007.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income (loss) and income (loss) per share. For the three months ended July 31, 2008, net income was $51.8 million, compared to a net loss of $58.5 million in the 2007 period. Income per share for the three months ended July 31, 2008 was $0.68 and $0.67 for basic and diluted, respectively, compared to a loss per share of $0.81 for the three months ended July 31, 2007. Weighted average shares outstanding increased compared to the prior period, mainly due to an increase in the exercise of stock options as a result of a higher average stock price in the 2008 period and the issuance of 1,496,647 shares of restricted stock in connection with our acquisition of Illusion Softworks.

Nine Months ended July 31, 2008 compared to July 31, 2007

Publishing

(thousands of dollars)	2008	%	2007	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$986,590	100.0%	$472,756	100.0%	$513,834	108.7%
Product costs	279,573	28.3%	179,364	37.9%	100,209	55.9%
Software development costs and royalties	126,123	12.8%	93,790	19.8%	32,333	34.5%
Internal royalties	110,768	11.2%	17,890	3.8%	92,878	519.2%
Licenses	39,475	4.0%	43,126	9.1%	(3,651)	(8.5)%

Cost of goods sold (1)	555,939	56.3%	334,170	70.7%	221,769	66.4%

Gross profit	$430,651	43.7%	$138,586	29.3%	$292,065	210.7%

(1)
Includes $10,598 and $2,208 of stock-based compensation expense in 2008 and 2007, respectively, included in software development costs and royalties.

The increase in net revenue primarily reflects higher sales of titles from our Grand Theft Auto franchise predominantly due to our release of Grand Theft Auto IV on April 29, 2008. Total net revenue generated from our Grand Theft Auto titles was $559.5 million higher in the 2008 period. In addition, Carnival Games, which was released in the fourth quarter of 2007, generated net revenue of $43.0 million in the nine months ended July 31, 2008. Net revenue earned from our titles The Darkness™ and Fantastic Four™ was $68.2 million higher in the prior period, reflecting sales generated in connection with their release in the third quarter of 2007.

Sales on current generation platforms accounted for approximately 83.7% of our total net publishing revenue in the 2008 period. Xbox 360 and PS3 software sales for the nine months ended July 31, 2008 increased from the same period in 2007 by $309.0 million and $269.9 million, respectively, primarily due to the success of Grand Theft Auto IV. Wii software sales accounted for $80.4 million of our net publishing revenue in the 2008 period, reflecting higher sales of Bully: Scholarship Edition and Carnival Games and the release of Top Spin 3 in the 2008 period. Sales on the prior generation platforms decreased by $81.3 million or 51.1%, mainly reflecting decreased sales of Grand Theft Auto: Vice City Stories, Bully, and Grand Theft Auto: San Andreas in 2008. We expect sales on the prior generation platforms to continue to decline as a result of the ongoing hardware transition and have therefore reduced the number of titles in development for these platforms. We have reduced pricing on several of our software titles for the prior generation platforms as the current generation hardware installed base grows. PSP sales decreased by $22.1 million, primarily due to decreased sales of Grand Theft Auto: Vice City Stories. PC sales decreased by $20.4 million, primarily due to decreased sales of The Elder Scrolls IV: The Shivering Isles, which was released in the second quarter of 2007.

Gross profit as a percentage of net revenue increased significantly due to the release of Grand Theft Auto IV in the second quarter of 2008, as this title is internally developed and the intellectual property is wholly-owned. Product costs decreased as a percentage of net revenue, primarily due to the performance based manufacturing discounts we received related to the release of Grand Theft Auto IV. Internal royalties increased as a percentage of net revenue, reflecting increased sales of our Grand Theft Auto titles.

Excluding the impact of Grand Theft Auto IV, product costs decreased as a percentage of net revenue, mainly due to the 2007 period including a $5.2 million impairment charge related to intellectual property and a $2.8 million write-down of inventory for a title in our European territory. Software development costs and royalties as a percentage of net revenue remained relatively consistent compared to the prior period. License costs increased slightly as a percentage of net revenue due to higher royalty expense related to our Major League Baseball license, partially offset by more licensed titles released in the 2007 quarter including Fantastic Four: Rise of the Silver Surfer, All-Pro Football 2K8 and The Darkness and lower licensing rates in connection with our 2008 titles, which included Top Spin 3 and Don King Presents: Prizefighter.

Revenue earned from licensing our intellectual property to third parties decreased to $16.9 million in the nine months ended July 31, 2008 from $21.4 million in the 2007 period, primarily due to our January 2007 release of Grand Theft Auto: San Andreas for the PS2 in Japan, partially offset by our December 2007 release of Grand Theft Auto: Vice City Stories for the PS2 and PSP in Japan.

Revenue earned outside of North America accounted for approximately 34.9% of our net revenue in the nine months ended July 31, 2008 compared to 24.0% in the 2007 period. This increase was primarily attributable to our simultaneous global release of Grand Theft Auto IV for the Xbox 360 and PS3. Foreign exchange rates increased revenue by approximately $30.4 million in the nine months ended July 31, 2008.

Distribution

(thousands of dollars)	2008	%	2007	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$227,498	100.0%	$216,435	100.0%	$11,063	5.1%
Cost of goods sold	207,984	91.4%	197,916	91.4%	10,068	5.1%

Gross profit	$19,514	8.6%	$18,519	8.6%	$995	5.4%

Net revenue associated with software on current generation platforms increased $22.8 million and hardware sales increased $8.5 million, reflecting increased availability of current generation platforms, especially the Wii, partially offset by lower sales of prior generation software of $14.2 million, reflecting a shift in consumer demand. We experienced a decline in software sales for Nintendo handheld devices of $10.0 million and peripherals of $2.3 million. In addition, PC software sales increased $5.8 million. Foreign currency exchange rates increased net revenue by approximately $7.5 million in the nine months ended July 31, 2008, as a result of a weakening U.S. dollar. Although gross margin remained constant, 2008 included a $3.7 million write-down of inventory in conjunction with our plan to reduce the number of titles that we manage and distribute in order to improve gross margins and improve the division's operating efficiency. Excluding the write-down of inventory, the gross margin would have increased to 10.2% in 2008 as a result of increased bundling of software with hardware.

Operating Expenses

(thousands of dollars)	2008	% of net revenue	2007	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)

Selling and marketing	$122,534	10.1%	$98,406	14.3%	$24,128	24.5%
General and administrative	127,673	10.5%	113,788	16.5%	13,885	12.2%
Research and development	47,877	3.9%	37,296	5.4%	10,581	28.4%
Business reorganization and related	2,877	0.2%	16,062	2.3%	(13,185)	(82.1)%
Depreciation and amortization	20,126	1.7%	20,743	3.0%	(617)	(3.0)%

Total operating expenses (1)	$321,087	26.4%	$286,295	41.5%	$34,792	12.2%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2008	2007
Selling and marketing	$1,926	$879
General and administrative	14,874	4,424
Research and development	3,664	2,978
Business reorganization and related	-	2,065

Selling and marketing

Selling and marketing expenses increased $24.1 million for the nine months ended July 31, 2008 as compared to the same period in 2007 primarily due to:

i.	an increase in advertising expense of $12.0 million, mainly related to the release of Grand Theft Auto IV; and
ii.	an $8.5 million increase in personnel costs, mainly resulting from higher severance in our European territories and incentive compensation expense based on overall company performance.

General and administrative

General and administrative expenses were $127.7 million in the nine months ended July 31, 2008 as compared to $113.8 million in the nine months ended July 31, 2007, an increase of $13.9 million. This increase was primarily due to:

i.	$9.7 million of legal and consulting expenses related to the Offer;
ii.	$10.2 million in stock-based compensation for restricted stock and stock options granted to ZelnickMedia;
iii.
an increase of approximately $4.9 million in personnel costs mainly related to an increase in our bonus accrual that is based on our fiscal 2008 performance and increased costs associated with acquired studios;
iv.	a $2.2 million increase in fees related to the services of ZelnickMedia;
v.	an increase in bad debt expense of $1.6 million as a result of increased sales and related accounts receivable balances; and
vi.	an increase of $1.2 million in foreign exchange losses due to currency fluctuations; partially offset by;
vii.	a decrease of approximately $5.3 million in personnel costs mainly resulting from our business reorganization initiatives;
viii.	a decrease of $2.0 million related to the previously accrued legal settlement costs that are no longer considered probable; and
ix.	a decrease of $11.1 million in professional fees related to our stock option investigation and the New York County District Attorney's subpoenas in the prior year.

General and administrative expenses for the nine months ended July 31, 2008 and 2007 also includes occupancy expense (primarily rent, utilities and office expenses) of $11.3 million and $11.4 million, respectively, related to our development studios.

Research and development

Research and development expenses increased $10.6 million for the nine months ended July 31, 2008 compared to the same period in 2007 primarily due to:

i.	an $8.2 million increase in personnel expense, mainly for payroll related expenses in our European studios; and
ii.	a $2.0 million increase in legal expense related to certain legal matters.

Business reorganization and related

Business reorganization and related expenses were $2.9 million in the nine months ended July 31, 2008, compared to $16.1 million in the nine months ended July 31, 2007. The decrease is primarily due to:

i.	$9.6 million of severance expense in 2007 for the change in our senior management and consolidating our international operations; and
ii.

$4.3 million of professional fees related to changes in the composition of our Board at our 2007 Annual Meeting and the subsequent replacement of prior management, including $2.0 million of investment banking fees incurred by prior management to consider the possibility of presenting alternative proposals to our stockholders, including a potential sale of the Company; partially offset by
iii.
$2.9 million of facility related costs (including fixed assets and lease termination costs), relocation and employee termination costs incurred in 2008 as a result of consolidating and closing certain development studios.

We expect to incur approximately $3.0 million of additional reorganization expenses through the remainder of fiscal year 2008.

Provision for income taxes. For the nine months ended July 31, 2008, income tax expense was $16.9 million, primarily attributable to foreign jurisdictions, compared to income tax expense of $4.8 million for the nine months ended July 31, 2007. Our effective tax rate differed from the federal, state and foreign statutory rates primarily due to the reversal and recording of valuation allowances in the respective periods. Accordingly, we decreased our valuation allowance by approximately $11.0 million in the nine months ended July 31, 2008 and increased our valuation allowance by approximately $38.8 million in the nine months ended July 31, 2007.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income (loss) and income (loss) per share. For the nine months ended July 31, 2008, net income was $112.1 million, compared to a net loss of $131.3 million in the nine months ended July 31, 2007. Income per share for the nine months ended July 31, 2008 was $1.50 and $1.48 for basic and diluted, respectively, compared to a loss per share of $1.83 for the nine months ended July 31, 2007. Weighted average shares outstanding increased compared to the prior period, mainly due to an increase in the exercise of stock options as a result of a higher average stock price in the 2008 period and the issuance of 1,496,647 shares of restricted stock in connection with our acquisition of Illusion Softworks.

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

Amounts outstanding under the Amended Credit Agreement are secured by all of our assets and the equity of our subsidiaries based in the U.S. and U.K. The credit facility bears interest at a margin of (a) 2.00% to 2.50% above a certain base rate, or (b) 3.25% to 3.75% above the LIBOR Rate (minimum of 4.00% LIBOR Rate), which margins are subject to certain levels of liquidity. The Amended Credit Agreement contains customary covenants and fees for unused balances and matures on July 3, 2012. As of July 31, 2008 there were no borrowings.

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

As of July 31, 2008 and October 31, 2007, amounts due from our five largest customers comprised approximately 51.5% and 54.4% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 26.8% and 41.9% of such balance at July 31, 2008 and October 31, 2007, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

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

    •
    Contractual advances and royalty payments to third party software developers that expire at various times through September 2010. Guaranteed minimum payments assume satisfactory performance; and

    •
    Operating leases, primarily related to occupancy, furniture and equipment, expiring at various times through June 2015.

        A summary of annual minimum contractual obligations and commitments as of July 31, 2008 is as follows (in thousands of dollars):

Fiscal year ending October 31,	Licensing and Marketing	Software Development	Operating Leases	Total
2008 (remaining three months)	$31,759	$27,929	$4,649	$64,337
2009	67,763	34,320	18,293	120,376
2010	57,821	4,400	15,843	78,064
2011	54,666	-	14,313	68,979
2012	51,008	-	12,106	63,114
Thereafter	-	-	15,152	15,152

Total	$263,017	$66,649	$80,356	$410,022

In addition to the cash commitments above, we have also entered into acquisition agreements that contain provisions for contingent cash consideration which are typically subject to the acquired company achieving certain financial, unit sales, or performance conditions. The amount and timing of these payments are currently not fixed or determinable.

On November 1, 2007, we adopted FIN 48 and reclassified $28.4 million of gross unrecognized tax benefits to non-current income taxes payable in our condensed consolidated balance sheet. As of July 31, 2008, we cannot make a reasonably reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled during fiscal 2008 (see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Amended Credit Agreement, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

Our changes in cash and cash equivalents are as follows:

	Nine months ended July 31,
(thousands of dollars)	2008	2007

Cash provided by (used for) operating activities	$267,848	$(72,755)
Cash used for investing activities	(13,063)	(17,611)
Cash provided by financing activities	6,401	14,737
Effects of exchange rates on cash and cash equivalents	(242)	4,774

Net increase (decrease) in cash and cash equivalents	$260,944	$(70,855)

At July 31, 2008, cash and cash equivalents were $338.7 million as compared to $77.8 million at October 31, 2007, an increase of $260.9 million.

Cash from operations increased substantially reflecting collection of accounts receivable from sales of Grand Theft Auto IV at the end of the second quarter and beginning of the third quarter. In addition, accounts payable and accrued expenses increased due to the timing of cash payments. We were also refunded $19.5 million of previously paid income taxes. Partially offsetting the increase in cash was an increase in software development costs and licenses which resulted from our continued development of major releases such as Midnight Club: Los Angeles, BioShock for PS3 and L.A. Noire.

Cash used for investing activities includes cash paid to purchase fixed assets as well as payments made for our acquisitions of Mad Doc Software LLC and Illusion Softworks.

In January 2008, we issued 1,490,605 shares of unregistered common stock valued at $27.7 million in connection with our acquisition of Illusion Softworks. In July 2008, we issued an additional 6,042 shares of unregistered common stock valued at $0.1 million in connection with this acquisition. In March 2008, we issued 53,033 shares of our unregistered common stock valued at $1.4 million in connection with our acquisition of Mad Doc Software LLC.

Cash provided by financing activities decreased from $14.7 million for the nine months ended July 31, 2007 to $6.4 million for the nine months ended July 31, 2008 primarily due to borrowings on our line of credit of $11.0 million in the third quarter of 2007 and net cash payments on our line of credit of $18.0 million for the nine months ended July 31, 2008 to pay off our line of credit; partially offset by an increase in cash received from the exercise of stock options in 2008, compared to the same period in 2007, mainly as a result of higher average stock prices in 2008.

Fluctuations in Quarterly Operating Results and Seasonality

We have experienced fluctuations in quarterly operating results as a result of the timing of the introduction of new titles, variations in sales of titles developed for particular platforms, market acceptance of our titles, development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles, projected and actual changes in platforms, the timing and success of title introductions by our competitors; product returns, changes in pricing policies by us and our competitors, the accuracy of retailers' forecasts of consumer demand, the size and timing of acquisitions, the timing of orders from major customers, and order cancellations and delays in product shipment. Sales of our titles are also seasonal, with peak shipments typically occurring in the fourth calendar quarter (our fourth and first fiscal quarters) as a result of increased demand for titles during the holiday season. Quarterly comparisons of operating results are not necessarily indicative of future operating results.

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia and Asia. For the nine months ended July 31, 2008 and 2007, approximately 40.6% and 30.1%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. We did not have any outstanding loan balance under our Amended Credit Agreement as of July 31, 2008. As of July 31, 2008, we had $7.1 million of letters of credit outstanding. Under the Amended Credit Agreement, the outstanding balance bears interest at our election of (a) 2.00% to 2.50% above a certain base rate (8.25% at July 31, 2008), or (b) 3.25% to 3.75% above the LIBOR rate with a minimum 4.00% LIBOR Rate (7.25% at July 31, 2008), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the nine months ended July 31, 2008, our foreign currency translation adjustment gain was approximately $2.1 million. The foreign exchange transaction loss recognized in our statement of operations for the nine months ended July 31, 2008 was $0.8 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2008, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Except as noted below, there were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007. A full discussion of our pending legal proceedings is also contained in Part I, Item 1, "Notes to Unaudited Condensed Consolidated Financial Statements," Note 12, of this Report.

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

Plaintiff immediately moved for preliminary injunctive relief, and the parties engaged in expedited discovery proceedings. However, several of the claims have been addressed by the Company's voluntary actions in issuing a supplemental proxy statement, rescinding the notice by-law amendment, granting additional time for any present or former stockholders to nominate directors or propose business, and extending the annual meeting date. After the Company took such measures, the plaintiff agreed to withdraw his motion for preliminary injunctive relief, and the annual meeting went forward without difficulty (and without any stockholders nominating directors or proposing business). Discovery on the remaining claims is ongoing. We believe the remaining claims lack merit, and intend to defend vigorously against them.

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

St. Clair Shores General Employees Retirement System v. Eibeler, et al. On July 30, 2008, the U.S. District Court for the Southern District of New York (the "Court") granted in part and denied in part the motion to dismiss filed by the Special Litigation Committee (the "SLC") of the board of directors of Take-Two Interactive Software, Inc. (the "Company") in the purported class and derivative action captioned St. Clair Shores General Employees Retirement System v. Eibeler, et al., No. 1:06-cv-00688 (SWK). All claims against the Company were dismissed. The plaintiff asserts that certain defendants breached their fiduciary duties by selling their stock while in possession of certain material non-public information and that the Company violated Section 14(a) and Rule 14a-9 of the Exchange Act by failing to disclose material facts in the Company's 2003, 2004 and 2005 proxy statements in which approval to increase share availability under the 2002 Stock Option Plan was solicited. The plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold the Company's stock, unspecified compensatory damages with interest and its costs in the action.

In its decision, the Court dismissed all claims against all defendants arising out of the plaintiff's derivative claims. The Court found that the SLC was independent and acted in good faith in conducting its investigation of plaintiff's claims. The Court concluded that reasonable bases existed for the SLC's conclusion that the plaintiff's individual claims were without merit and that further pursuing the derivative claims was not in the best interest of the Company or its stockholders.

The Court denied the SLC's motion to dismiss the remainder of the plaintiff's claims which were added after the SLC had concluded its investigation of the allegations contained in the original complaint filed January 30, 2006, on the basis that they were direct claims and thus not subject to the demand requirement and could not be dismissed for failure to make a demand upon the Company's board of directors. In these remaining claims, brought against certain former officers and directors of the Company and not against the Company itself, the plaintiff alleges that material information was omitted from proxy materials between 2001 and 2005 which caused the stockholders to approve additions to the Company's stock option plans and which violated the stockholders' voting rights and diluted their ownership rights. The Court expressly did not determine whether these claims would entitle the putative class to monetary damages. We intend to continue to defend vigorously the remainder of the plaintiff's claims.

Consumer Class Action—Grand Theft Auto: San Andreas. In November 2007, the United States District Court for the Southern District of New York granted preliminary approval to the settlement of several purported class action lawsuits that had been pending against the Company concerning the Company's "Grand Theft Auto: San Andreas" game. Had that settlement been approved, the Company would have been required to spend at least $1.0 million on settlement benefits, a majority of which would have taken the form of a contribution to charity.

On July 31, 2008, the Court issued an opinion refusing to certify the proposed settlement class. The Court held that, under controlling case law issued after the parties negotiated the settlement, the plaintiffs could no longer meet their burden of showing that the case could proceed on the proposed class basis, regardless of whether the purpose of certification was for litigation or settlement. The Company expresses no opinion as to the likelihood of an appeal or the outcome of such an appeal. If the plaintiffs choose to continue the case notwithstanding the court's decision, the Company will continue to defend it vigorously.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 other than the following.

Our ongoing formal process to evaluate our strategic alternatives may create a distraction for our management and uncertainty that may adversely affect our business.

On March 13, 2008, Electronic Arts, Inc. ("EA") launched a tender offer to acquire the outstanding shares of the Company's Common Stock for $26.00 per share (the "Offer"). On March 26, 2008, our Board of Directors, with the assistance of our financial and legal advisors, unanimously determined that the Offer was inadequate and recommended that the Company's stockholders reject the Offer. On April 18, 2008, EA announced a second extension of the Offer to May 16, 2008 and reduced the price per share to $25.74. From May 2008 through July 2008, EA continued to extend the Offer at $25.74. In August 2008, the Offer expired and EA signed a confidentiality agreement to commence participation in our formal process of evaluating strategic alternatives to maximize stockholder value.

The review and consideration of EA's unsolicited Offer was, and our ongoing formal process to evaluate our strategic alternatives may continue to be, a significant distraction for our management and employees and has required, and may continue to require, the expenditure of significant time and resources by us. EA's unsolicited Offer has also created, and our ongoing formal process may continue to create, uncertainty for our employees and this uncertainty has adversely affected and may continue to adversely affect our ability to retain key employees and to hire new talent. EA's unsolicited Offer has created, and our ongoing formal process may continue to create, uncertainty for current and potential publishers, developers, distributors and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. Finally, stockholder litigation in connection with EA's unsolicited Offer has resulted and, separately or together with any potential additional litigation, may continue to result in significant costs of defense, indemnification and liability. These consequences, alone or in combination, may harm our business and have a material adverse effect on our results of operations.

Our stock price has been volatile and may continue to fluctuate significantly.

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us (including those discussed in the risk factors under this Item 1A) and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, as well as others not currently known to us or that we currently do not believe are material), to changes in securities analysts' earnings estimates or ratings, to our results or future financial guidance falling below our expectations and analysts' and investors' expectations, to factors affecting the computer, software, entertainment, media or electronics industries, or to national or international economic conditions.

We further believe that as a result of our ongoing formal process, and speculation concerning a potential acquisition, the future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations. There can be no assurance whether a transaction will occur or at what price. If a transaction does not occur, or the market perceives a transaction as unlikely to happen, our stock price may decline significantly, rapidly and without notice.

Litigation directly or indirectly resulting from EA's unsolicited Offer, the expiration thereof and/or our review of strategic alternatives may negatively impact our business, results of operations and financial condition.

Stockholder lawsuits have been filed against us in the Court of Chancery of the State of Delaware and New York state court contending that our directors breached their fiduciary duties by, among other things, allegedly refusing to explore premium offers by EA to acquire all of the Company's shares, enacting a bylaw amendment allegedly designed to entrench the current board by preventing stockholders from nominating and electing alternative directors, agreeing to an amendment to a management agreement with ZelnickMedia, issuing a proxy statement for the 2008 annual meeting of stockholders that allegedly contained misleading and incomplete information and adopting a "poison pill". Other lawsuits may continue to be filed against us and our directors with similar or additional allegations relating to our 2008 annual meeting of stockholders and the proxy materials filed with the SEC and mailed to stockholders in connection therewith, the amendment to the ZelnickMedia management agreement, EA's unsolicited Offer and/or its expiration, our adoption of a "poison pill," our review of strategic alternatives or other recent events. Such claims and any resultant litigation could subject us to liability. Even if we prevail, such litigation could be time consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Moreover, there can be no assurance as to the reaction of our employees, stockholders, publishers, developers, distributors, licensors and other business partners to the institution or ultimate resolution of any such proceedings.

We face risks from our international operations.

We are subject to certain risks because of our international operations, particularly as we seek to grow our business and presence outside of the United States. Changes to and compliance with a variety of foreign laws and regulations that may increase our cost of doing business and our inability or failure to obtain required approvals could harm our international and domestic sales. Trade legislation in either the United States or other countries, such as a change in the current tariff structures, import/export compliance laws or other trade laws or policies, could adversely affect our ability to sell or to distribute in international markets. Furthermore, local laws and customs in many countries differ significantly from those in the United States. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by United States laws and regulations, such as the Foreign Corrupt Practices Act and by local laws, such as laws prohibiting corrupt payments to government officials. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2008, we issued 6,042 shares of our common stock as additional consideration in connection with our acquisition of substantially all of the assets of Illusion. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated there under as transactions by an issuer not involving a public offering.

 Item 6. Exhibits

Exhibits:
10.1	Employment Agreement dated August 14, 2008 between the Company and Gary Dale.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: September 4, 2008	By:	/s/ BEN FEDER Ben Feder Chief Executive Officer (Principal Executive Officer)
Date: September 4, 2008	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial and Accounting Officer (Principal Financial Officer)