Form 10-K
period 2008-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2008-12-19
CIK 946581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $1,981,356,000.

As of December 15, 2008, there were 77,677,578 shares of the Registrant's common stock outstanding.

Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as "may," "anticipates," "estimates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in "Risk Factors." Unless otherwise stated, references in this Form 10-K to a particular year or quarter refer to our fiscal year ended October 31 or to the associated quarter of that fiscal year. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1.    Business

General

We are a global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment consists of our Rockstar Games, 2K Games, 2K Sports and 2K Play publishing labels. We develop, market and publish software titles for the leading gaming and entertainment hardware platforms including: Sony's PLAYSTATION®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems; Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") video game and entertainment system; Nintendo's Wii™ ("Wii") and DS™ ("DS") systems; and for the PC and Games for Windows®. The installed base for the prior generation of console platforms, including PS2 ("prior generation platforms") is substantial. The release of the PS3, Xbox 360, and Wii platforms ("current generation platforms") has further expanded the video game software market. We are continuing to increase the number of titles released on the current generation platforms while also developing titles for certain prior generation platforms such as PS2 and DS given their significant installed base, as long as it is economically attractive to do so. Our distribution segment, which primarily consists of our Jack of All Games subsidiary, distributes our products as well as software, hardware and accessories produced by others to retail outlets in North America.

Expanding gamer demographics have driven demand for interactive entertainment software in recent years, with video games becoming a mainstream entertainment choice for a maturing, sophisticated audience. According to the Entertainment Software Association, U.S. computer and video game software sales grew six percent in 2007 to $9.5 billion—more than tripling industry software sales since 1996. At least half of all Americans claim to play PC or video games, with an estimated 65% of heads of households playing games. The average game player is 35 years old and has been playing for nearly 13 years. The "Global Entertainment and Media Outlook: 2008-2012" published by PricewaterhouseCoopers' Global Entertainment and Media Practice estimates that the video game industry is expected to grow from $48.3 billion in global sales in 2008 to $68.3 billion in 2012, a compounded annual growth rate of approximately 10.3%. The largest category is console games, which is expected to grow from $27.8 billion in 2008 to $34.7 billion in 2012, a compounded annual growth rate of approximately 6.9%.

The video game industry is cyclical and the installed base of hardware platforms has historically had a significant effect on the demand for gaming software. In 2008, we saw demand for prior generation gaming software diminish as consumers continued to upgrade to the current generation of hardware platforms. In fiscal 2008, we developed and published nine titles for PS3, ten titles for Xbox 360, nine titles for the Wii, and ten titles for PS2. Information concerning the global installed base for prior generation, current generation and handheld platforms for 2004 through 2012 is as follows:

Global Installed Base of Hardware Platforms (millions of units)	2004	2005	2006	2007	2008E	2009E	2010E	2011E	2012E
Prior generation(1)	51.8	62.7	91.7	101.0	106.0	109.0	110.1	110.1	110.1
Current generation(2)	—	1.1	11.3	40.9	80.9	118.4	146.5	163.0	172.2
Handheld(3)	1.3	13.3	49.6	87.1	123.7	149.0	161.8	165.3	167.1

(1)
Prior generation includes only PS2

(2)
Current generation includes PS3, Xbox 360 and Wii

(3)
Handheld includes PSP and DS

Source: International Development Group, November 2008

Revenue in our distribution segment is derived from the sale of third party software titles, accessories and hardware in North America. Operating margins in our distribution business depend in large part on the mix of software and hardware sales, with software sales generally yielding higher margins than hardware. We have focused on improving margins in our distribution business. In 2008, we sold certain assets of our distribution segment pertaining to the warehouse management, processing and value-added service operations of our distribution facility to Ditan Distribution LLC ("Ditan"), a logistics management solutions provider. In addition, we agreed to outsource the pick, pack, ship and warehousing functions for our publishing and distribution businesses to Ditan. We believe this will allow Jack of All Games to better focus on purchasing, sales and service for their customers.

We were incorporated under the laws of the State of Delaware in 1993 and are headquartered in New York, New York with approximately 2,100 employees globally. Our telephone number is (646) 536-2842 and our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Corporate—Corporate Overview—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. You may also obtain copies of our reports without charge by writing to:

Take-Two Interactive Software, Inc.
622 Broadway
New York, NY 10012
Attn: Investor Relations

You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC's website is www.sec.gov.

Strategy

Overview.    We endeavor to be the most creative, innovative and efficient company in our industry. Our strategy is to capitalize on the growth of the interactive entertainment market, particularly the expanding demographics of video game players, and focus on creating premium quality games and successful franchises for which we can create sequels. We develop most of our frontline products internally and own the intellectual property associated with most of our titles, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, racing, role-playing, sports and strategy. We believe that our commitment to creativity and innovation is a distinguishing strength, allowing us to differentiate many of our products in the marketplace by combining advanced technology with compelling story lines and characters that provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands to match the variety of consumer demographics we aspire to serve, ranging from adults to children and game enthusiasts to casual gamers.

Support Multiple Labels to Target Distinct Market Segments.    We publish our titles under four separate labels: Rockstar Games, 2K Games, 2K Sports and 2K Play, with each label focused on distinct product genres and target demographics. We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category by leveraging our existing titles as well as developing new brands. We expect 2K Games, developer and publisher of our successful Sid Meier's Civilization series and our critically acclaimed BioShock title, to continue to develop new and successful franchises in the future. Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K and NHL 2K, provides us with consistent revenue streams because we publish them on an annual basis. We established the 2K Play label to focus on the growing market of casual and family-oriented games. Carnival Games has been a strong performing, internally developed and owned franchise, and 2K Play has leveraged this brand through sequels and product extensions, including Carnival Games™ MiniGolf. We have expansion initiatives in the rapidly growing Asia Pacific markets, where our strategy is to broaden the distribution of our existing products, develop a presence in Japan, and establish an online gaming presence, especially in China and Korea.

Maximize Product Selection and Development.    Our primary strategy is to publish a select number of high quality titles based on internally owned and developed intellectual property, which typically provide higher margins than licensed products. We currently have over 15 proprietary brands which we expect to leverage in the future. In addition, we will selectively develop titles based on licensed properties, including sports, and also publish externally developed titles.

We use a product investment review process to evaluate potential titles for investment, to review existing titles in development, and to review titles after their release to assess product performance. We apply this process to all of our products, whether externally or internally developed. The product investment review process includes in-depth reviews of each project at various stages of development by our executive management team and senior management of our publishing labels, and includes coordination between our sales and marketing personnel before the launch of the titles. This disciplined approach to product investment is expected to enhance the competitiveness and profitability of our titles.

We develop our products using a combination of our internal and external development resources acting under contract with us. We typically select our external developers based on their track record and expertise in developing products in the same category or genre. One developer will often produce the same game for multiple platforms and will also produce sequels to an original game. We believe that selecting and using development resources in this manner allows us to leverage the particular expertise of our internal and external development resources, which we believe increases the quality of our products.

Diversify Revenue by Title, Genre, Platform, and Target Demographic.    We believe the diversification of our product mix will reduce our operating risks and increase our revenue. We expect to increase revenue in our sports business as the installed base of current generation hardware grows and consumers purchase sports titles for these newer platforms, which generally sell at higher price points than software for prior generation systems. We also plan to develop and market additional titles under our Major League Baseball license and continue to focus on maximizing the quality of all of our sports titles. In addition, we expect to offer a wider variety of titles for an expanded group of customers through our 2K Play label, which is focused on family and casual games. We also offer our titles on the popular hardware platforms to take advantage of their increasing installed base, including the PS3, Xbox 360, Wii, PSP and DS.

Leverage Emerging Technologies.    The technological advances in our industry are leading to new revenue streams which we are seeking to capitalize on. We see opportunities in a variety of areas, including downloadable content, in-game advertising, micro-transactions and massively multiplayer online gaming ("MMOG"). We released downloadable content for BioShock® on the PlayStation®Network, and plan to release downloadable content for Grand Theft Auto IV on Xbox Live®, Microsoft's online entertainment and gaming network, in fiscal 2009. We currently include advertising in many of our sports titles. We also plan to pursue opportunities that exist for networked gameplay, particularly for our wholly-owned franchises, as well as micro-transactions, where gamers can pay to download additional content to enhance their game playing experience.

Expand International Business.    The global market for interactive entertainment continues to grow, and we seek to increase our presence internationally, particularly in Asia, Eastern Europe and Latin America. In 2008, we purchased 2K Czech, formerly known as Illusion Softworks, a Czech Republic developer of the Mafia video game franchise. We also have expansion initiatives in the rapidly growing Asia Pacific markets, where our strategy is to broaden the distribution of our existing products, develop a presence in Japan, and establish an online gaming presence, especially in China and Korea. Historically, we typically distributed our products in Asia through license and royalty agreements with local publishers. While we retain title to all intellectual property, local publishers are responsible for localization of software content, distribution and marketing of the products in their respective local markets. We intend to build upon these relationships and also establish new relationships to expand our international business.

Our Publishing and Software Development Businesses

Revenue in our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third parties. Operating margins in our publishing business are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. We have internal development studios located in the United States, Canada, the United Kingdom, Czech Republic, Australia and China. As of October 31, 2008, we had a research and development staff of approximately 1,500 employees with the technical capabilities to develop software titles for all major current and prior generation consoles, handheld hardware platforms and PCs in multiple languages and territories.

Operating margins associated with our externally developed titles, or titles for which we do not own the intellectual property, are generally lower because they require us to acquire licenses, provide minimum development guarantees, and pay third party royalties. Agreements with third party developers generally give us exclusive publishing and marketing rights and require us to make advance royalty payments, pay royalties based on product sales and satisfy other conditions. Royalty advances for software titles are typically recoupable against royalties otherwise due to developers based on software sales. Our agreements with third party developers generally provide us with the right to monitor development efforts and to cease making advance payments if specified development milestones are not satisfied. We also regularly monitor the level of advances in light of expected sales for the related titles.

The development cycle for our titles generally ranges from 12 to more than 24 months. Although we often simultaneously develop our software for multiple platforms, in certain cases it can take 9 to 12 months to adapt a product for additional hardware platforms after initial development for one platform is completed. The cost to develop a frontline software product generally ranges from $10 million to $30 million. We expect that development costs and time will continue to increase for current generation platforms.

We continue to explore new revenue streams as they evolve, including higher margin sources such as downloadable content and in-game advertising. In the third quarter of 2008, we announced plans to leverage our wholly-owned intellectual property, BioShock, by allowing Universal Pictures to develop it into a feature film.

Rockstar Games.    Software titles published by our Rockstar Games label are primarily internally developed. Rockstar Games is the publisher of our blockbuster Grand Theft Auto franchise and is focused on creating premium content and groundbreaking entertainment. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series and we have taken advantage of its success by developing new proprietary brands as well as sequels to our existing franchises. Our latest iteration in the Grand Theft Auto series, Grand Theft Auto IV, was released on the PS3 and Xbox 360 platforms in the second quarter of fiscal 2008. For the years ended October 31, 2008, 2007 and 2006, our Grand Theft Auto titles accounted for 46.2%, 13.1% and 22.4% of our total net revenue, respectively. No other products accounted for more than 10% of our revenue for the year ended October 31, 2008. Rockstar is also well known for developing brands in other genres, including the Bully, Manhunt, Max Payne, Midnight Club, and Red Dead Revolver franchises.

In addition, Rockstar and Microsoft announced an agreement whereby Rockstar will publish additional downloadable content for Grand Theft Auto IV exclusively on Xbox Live. The digitally delivered content will be available for purchase by Xbox Live subscribers, allowing them to expand their Grand Theft Auto IV gameplay experience. We expect downloadable content to become more prevalent as broadband connectivity continues to gain popularity and digital delivery platforms such as Xbox Live, PlayStation Network and Valve's Steam gain additional customers.

2K Games.    2K Games has published a variety of popular entertainment properties across multiple genres and platforms. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. Externally developed titles have included The Darkness™, The Elder Scrolls IV®: Oblivion™ and Fantastic Four™: Rise of the Silver Surfer.

2K Sports.    We develop most of our 2K Sports software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series, NHL 2K series, and our Top Spin tennis series. Since its formation, our 2K Sports label has secured major sports league licenses including long-term, third party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media.

2K Play.    Our 2K Play label focuses on developing and publishing titles for the growing market of casual and family-friendly games. While the majority of our 2K Play titles are developed by third party developers, we have also developed titles for our 2K Play label internally, including Carnival Games and the Deal or No Deal series. 2K Play also has a partnership with Nickelodeon to publish video games based on its' top rated Nick Jr. titles such as Dora the Explorer and Go, Diego, Go! We expect family-oriented gaming to be an important component of our industry in the future.

Our Distribution Business

Our distribution segment, which is primarily comprised of our Jack of All Games subsidiary, distributes our products and derives its revenue from the sale of third party software, hardware and accessories to retail outlets primarily in North America. Operating margins in our distribution business are largely dependent on the mix of software and hardware sales with software sales generally yielding higher margins than hardware sales.

In September 2008, we sold certain assets of our distribution segment, pertaining to warehouse management, processing and shipping operations, to Ditan, a logistics management solutions provider. As part of the transaction, Ditan assumed our warehouse lease and personnel. In addition, we agreed to outsource the pick, pack, ship and warehousing functions for our publishing and distribution businesses to

Ditan. We believe this will allow Jack of All Games to better focus on purchasing, sales and service for their customers.

Jack of All Games has established a strong presence in the budget segment of the gaming software distribution business due to its expanding portfolio of value-priced products and its expertise in selling such titles.

Intellectual Property

Our business is highly dependent on the creation, acquisition, licensing and protection of intellectual property. Some of the intellectual property rights we have created or acquired for our portfolio of brands are: BioShock, Bully, Carnival Games, Grand Theft Auto, Mafia, Manhunt, Max Payne, Midnight Club, Railroad Tycoon, Red Dead Revolver, Rockstar Games Presents Table Tennis, Sid Meier's Civilization, Sid Meier's Pirates!, Sid Meier's Railroads!, Smuggler's Run, Spec Ops, The BIGS, The Darkness, and Top Spin. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Although we generally do not hold any patents, we obtain trademark and copyright registrations for many of our products.

We also enter into content license agreements, such as those with sports leagues and players associations, movie studios and performing talent, music labels and musicians. These licenses are typically limited to use of the licensed rights in products for specific time periods. In addition, we license and include console manufacturer technology in our products on a non-exclusive basis, which allows our games to be played on their respective hardware systems.

Arrangements with Platform Manufacturers

We have entered into license agreements with Sony, Microsoft and Nintendo to develop and publish software in North America, Europe and Australia. We are not required to obtain any licenses from hardware manufacturers to develop titles for the PC.

Sony.    Sony Computer Entertainment, Inc. grants us the right and license to develop, market, publish and distribute software titles for the PS3, PS2 and PSP. We are required to submit products to Sony for approval and to make royalty payments to Sony based on the number of units manufactured. In addition, products for the PS3, PS2 and PSP are required to be manufactured by Sony approved manufacturers.

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

Manufacturing

Sony, Nintendo and Microsoft either manufacture or control selection of approved manufacturers of software products sold for use on their respective hardware platforms. We place a purchase order for the manufacture of our products with Sony, Nintendo or Microsoft and then send software code and a prototype of the product to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs for approval, defect testing and manufacture. Games are generally shipped within two to three weeks of receipt of our purchase order and all materials.

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

Sales

We sell software titles to retail outlets in North America and Europe through direct relationships with large retail customers and third party distributors. Our customers in North America include leading mass merchandisers such as Wal-Mart; specialty retailers such as GameStop; video stores such as Blockbuster; electronics stores such as Best Buy; toy stores such as Toys "R" Us; national and regional drug stores; and supermarket and discount store chains. Our European customers include Media Markt, Game Stores, and GEM Distribution. We have sales operations in the Asia Pacific region, Australia, Austria, Canada, France, Germany, Italy, the Netherlands, New Zealand, Spain, Switzerland, the United Kingdom and the United States.

We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers in fiscal 2008 accounted for approximately 40.2% of our net revenue, with GameStop accounting for 13.1%. No other customer accounted for more than 10.0% of our net revenue for the year ended October 31, 2008.

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

  •
  Satisfying certain shelf life and sales requirements under our agreements with hardware manufacturers in order to qualify for Sony's Greatest Hits Programs and Microsoft's Platinum Hits Program. In connection with these programs, we receive manufacturing discounts from Sony and Microsoft. Similarly, Nintendo has also established a Player's Choice Program for the Wii.

  •
  Stimulating continued sales by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price concessions may occur at any time in a product's life cycle, but typically occur three to nine months after a product's initial launch. In fiscal 2008, 2007 and 2006, price concessions to retailers amounted to $52.3 million, $68.1 million and $73.9 million, respectively. In certain international markets, we also provide volume rebates to stimulate continued product sales.

We also employ various other marketing methods designed to promote consumer awareness, including in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, as well as attendance at trade shows. We employ separate sales forces for our publishing and distribution operations. As of October 31, 2008, we had a sales and marketing staff of approximately 250 people.

Our products generally sell at retail prices ranging from $19.99 to $59.99 in North America. Products that are designated Sony's Greatest Hits (for PS3, PS2 and PSP) and Microsoft's Platinum Hits (for Xbox 360) generally sell at prices ranging from $19.99 to $29.99.

Distribution

We distribute our own titles as well as software, hardware and accessories developed by others in North America through our Jack of All Games subsidiary. The products we distribute consist principally of newly released and popular software titles, budget and catalog software titles, and hardware for third party console, handheld and PC products. Our Jack of All Games, Ohio-based subsidiary outsources the pick, pack, ship and warehousing functions and maintains a sales office, while our Jack of All Games, Ontario, Canada-based subsidiary maintains a warehouse facility and a sales office. We generally ship products by common carrier. Backlog is not material to our business as we generally ship products within seven days after receipt of orders.

We procure products from suppliers principally using standard purchase orders based on our assessment of market demand, as well as pre-orders from retailers. We periodically enter into agreements with our suppliers that provide exclusive distribution rights to certain products. We carry inventory quantities that we believe are necessary to provide rapid response to retailer orders. We utilize electronic data interchange with many of our customers to enhance the efficiency of placing and shipping orders and receiving payments.

Competition

In our publishing business, we compete with:

  •
  Companies that range in size and cost structure from very small with limited resources to very large companies with greater financial, marketing and technical personnel and other resources than ours, such as Activision Blizzard, Electronic Arts, Midway Games and THQ and international companies, such as Capcom, Eidos, Konami, Namco-Bandai, SEGA and Ubisoft.

  •
  Sony, Microsoft and Nintendo for licenses to properties and the sale of interactive entertainment software, each of which is a large developer and marketer of software for its own platforms. Each of these competitors has the financial resources to withstand significant price competition and to implement extensive advertising campaigns.

  •
  Other software, hardware, entertainment and media for limited retail shelf space and promotional resources. The competition is intense among an increasing number of newly introduced entertainment software titles and hardware for adequate levels of shelf space and promotional support.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net revenue. For fiscal 2008, 2007 and 2006, approximately 40.7%, 31.3% and 39.4%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. See Notes 1 and 16 to the Consolidated Financial Statements.

Segment and Geographic Information

See Note 16 to the Consolidated Financial Statements for more information regarding our reportable segments.

Employees

As of October 31, 2008, we had approximately 2,100 full-time employees, of which approximately 1,050 were employed outside of the United States. None of our employees are subject to collective bargaining agreements. We consider our relations with employees to be satisfactory.

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

Our continued success will depend to a significant extent on our senior management team and our relationship with ZelnickMedia. In 2008, we amended our existing management agreement with ZelnickMedia whereby it has agreed to provide executive management services to us and our Board through October 31, 2012. We entered into this amendment in order to secure management resources which we believe will allow us to grow our business and take advantage of opportunities in the interactive entertainment marketplace. Our Executive Chairman, Chief Executive Officer and an Executive Vice President are partners of ZelnickMedia. We are also highly dependent on the expertise, skills and knowledge of certain of our Rockstar employees responsible for content creation and development of our Grand Theft Auto titles and titles based on other brands. Although we entered into new long-term employment agreements with members of the creative team of our Rockstar Games publishing label, we may not be able to continue to retain these personnel at current compensation levels, or at all.

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

We are dependent on the future success of our Grand Theft Auto products and we must continue to publish "hit" titles or sequels to such "hit" titles in order to compete successfully in our industry.

Grand Theft Auto and certain of our other titles are "hit" products and have historically accounted for a substantial portion of our revenue. If we fail to continue to develop and sell new commercially successful "hit" titles or sequels to such "hit" titles or experience any delays in product releases or disruptions following the commercial release of our "hit" titles or their sequels, our revenue and profits may decrease substantially and we may incur losses. For the years ended October 31, 2008, 2007 and 2006, our Grand Theft Auto titles accounted for 46.2%, 13.1% and 22.4% of our net revenue, respectively, and our 10 best selling titles accounted for approximately 64.2%, 26.6% and 38.4% of our net revenue, respectively. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value (such as pay-for-play or subscription-based models), or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline.

We may not fully realize the anticipated benefits resulting from the recently completed reorganization of our executive management team and our business.

During the second quarter of 2007, five new members and one incumbent director were elected to our Board at our annual meeting. Our Board then elected a new Chairman and a new Chief Executive Officer, and also appointed one additional incumbent member and one additional new member to our Board, for a total of eight board members. During that quarter we also engaged ZelnickMedia, a media investment and management firm, to provide us with executive management services. The Board and ZelnickMedia initiated a reorganization of our executive management team and our business in fiscal 2007. While we substantially completed the reorganization in the past fiscal year, it is not yet possible to assess completely how effective our new management team will be, whether it will be able to accomplish the objectives of our new business development plan or whether our business reorganization plan will be of significant benefit to us and our financial performance. In addition, the success of our business plan depends in part on events and circumstances that are beyond our control, including general economic conditions, consumer demand for our products and other factors affecting our industry.

Our business is highly dependent on the continued growth of current generation video game platforms and our ability to develop commercially successful products for these platforms.

We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PLAYSTATION 3, PlayStation 2 and PSP, Microsoft's Xbox 360 and Nintendo's Wii and DS. The success of our business is dependent upon the continued growth of these platforms and our ability to develop commercially successful products for these platforms.

If the average price of our prior generation software titles continues to decline or if we are unable to sustain launch pricing on current generation titles, our operating results may suffer.

The interactive entertainment software and hardware industry is characterized by the introduction of new and enhanced generations of products and evolving industry standards. Consumer demand for software for prior generation platforms has declined as newer and more advanced hardware platforms achieve market acceptance. As the gaming software industry continues to transition to current generation platforms, we expect prior generation titles will not be able to command premium prices and we expect that these titles will be subject to price reductions earlier in their product life cycles than we experienced in prior years. As a result, we have reduced prices for our prior generation software titles and we expect to continue to reduce prices for such software titles, which will have a negative impact on our operating results. These changes may cause the value of our inventory to decline substantially or to become obsolete.

Current generation titles for the PS3, Xbox 360, and Wii have been offered at premium retail prices since the launch of such consoles. We expect to continue to price current generation titles at a premium level. However, circumstances may arise in which we may need to reduce prices for such titles. For example, the recent economic turmoil may reduce consumer demand and require us to reduce prices on our current generation titles. If we are unable to sustain launch pricing on these current generation titles, it will have a material adverse effect on our margins, profitability and results of operations.

The market for our titles is characterized by short product life cycles. The inability of our products to achieve significant market acceptance, delays in product releases or disruptions following the commercial release of our products may have a material adverse effect on our operating results.

The market for video games is characterized by short product lives and frequent introductions of new products. New products may not achieve significant market acceptance, generate sufficient sales or be introduced in a timely manner to permit us to recover development, manufacturing and marketing costs associated with these products. The life cycle of a title generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because revenue associated with an initial product launch generally constitutes a high percentage of the total revenue associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our operating results and cause our operating results to be materially different from expectations.

Our distribution business is dependent on suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis.

Our ability to obtain particular products in required quantities and to fulfill customer orders on a timely basis is important to the success of our distribution business. In most cases, we have no guaranteed price or delivery agreements with suppliers. Our distribution business has experienced, and may in the future experience, significant supply shortages from time to time due to the inability of certain manufacturers to supply products, such as the newest generation of platforms, on a timely basis. Further, manufacturers or publishers that currently distribute their products through us may decide to distribute, or to substantially increase their existing distribution, through other distributors, or directly to retailers. If we cannot obtain sufficient supplies of the products that we distribute, our net revenue could decline and we could incur losses.

We rely on a primary distribution service provider for a significant portion of our products and the failure of this service provider to perform as expected could materially harm our results of operations.

In September 2008, we entered into a distribution services agreement with Ditan Distribution LLC, under which Ditan assumed responsibility for the shipping, receiving, warehouse management and related functions for our United States publishing and distribution businesses. We sell our products to our customers in the United States primarily through this distribution services agreement with Ditan. Our future performance will depend, in part, on Ditan's ability to successfully distribute our products. If Ditan does not perform adequately, or if we lose Ditan as our distributor and are unable to obtain a satisfactory replacement in a timely manner, our sales and results of operations could suffer.

We may need to raise additional capital if we incur losses.

Although we achieved profitability for the year ended October 31, 2008, we have incurred significant losses in the past. If we incur losses in the future, we may be required to raise additional capital in order to fund our operations. We could seek to raise capital in a number of ways, including through the issuance of debt or equity, or through other financing arrangements. During the year ended October 31, 2007, we entered into a senior secured line of credit agreement (and expanded the line of credit in November 2007), which requires us to make periodic interest or other debt service payments. If we borrow additional funds, further debt service payments would probably be necessary. In addition, the terms of additional debt may impose significant restrictions on our ability to operate our business. If we seek financing through the sale of equity securities, our current stockholders will suffer dilution in their percentage ownership of common stock. We cannot be certain as to our ability to raise additional capital in the future or under what terms capital would be available, particularly in light of the recent economic turmoil which has, among other consequences, led to the depression of stock prices and the tightening of credit. If we need to raise capital and are not successful in doing so, we will have to consider other options that may include, but are not limited to, a reduction in our expenditures for internal and external new product development, reductions in overhead expenses, and sales of intellectual property and other assets. These actions, should they become necessary, will likely result in a reduction in the size of our operations and could materially affect the prospects of our business.

Our ability to raise additional capital may be limited.

Recent disruptions in financial markets have resulted in a severe tightening of credit availability in the United States. Liquidity in credit markets has contracted significantly, making terms for certain financings less attractive. Ongoing turmoil in the credit markets may make it difficult for us to obtain financing, on acceptable terms or at all, for working capital, capital expenditures, acquisitions and other investments. These difficulties could adversely affect our operations and financial performance.

Our credit agreement limits our ability to take various actions, including incurring additional debt, paying dividends, repurchasing shares and acquiring or disposing of assets or businesses. In addition, we have granted a security interest in connection with certain compensatory arrangements which limits our ability to incur senior debt in excess of certain amounts. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our credit agreement also requires us to satisfy specified financial and non-financial covenants. A breach of any of the covenants contained in our credit agreement could result in an event of default under the agreement and allow our lenders to pursue various remedies, including accelerating the repayment of any indebtedness outstanding under the agreement.

Our involvement, and the involvement of some of our former executive officers in a wide variety of lawsuits, investigations and proceedings has had, and may in the future have, a material adverse effect on us.

We and some of our former officers, directors and employees have been, and are subject to, a wide variety of lawsuits, investigations and proceedings, including the following:

Former Officers.    Our former Chairman and Chief Executive Officer pled guilty to two felony counts relating to our historical stock option granting practices and the Securities and Exchange Commission ("SEC") instituted a civil action against him. In addition, certain other former officers have been convicted of crimes relating to their conduct during their employment with us.

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

FTC Consent Order.    We have entered into an agreement with the staff of the Federal Trade Commission that contains a consent order requiring us to maintain a comprehensive system reasonably designed to ensure that all content in our electronic games is considered and reviewed in preparing submissions to a U.S. rating agency. We have also agreed to represent accurately the rating and content descriptors for games we publish and to disclose to consumers the presence of any content relevant to the rating that was not disclosed to the rating authority.

Personal Injury Actions.    We are named as a defendant in a personal injury and wrongful death action.

SEC Investigation.    We have received a notice from the SEC that it is conducting a formal investigation into our historical stock option granting practices. We have also received a "Wells" notice informing us of the SEC's intention to file charges against us and seek a civil monetary penalty in connection with this investigation.

IRS Request for Information.    We have received requests for information from the Internal Revenue Service relating to the granting and exercise of certain stock options and tax deductions taken by us with respect thereto.

Electronic Arts Inc.'s Tender Offer.    Stockholder lawsuits have been filed against us in the Court of Chancery of the State of Delaware and New York state court contending that our directors breached their fiduciary duties by, among other things, allegedly refusing to explore premium offers by Electronic Arts Inc. ("EA") to acquire all of the Company's shares, enacting a bylaw amendment allegedly designed to entrench the current board by preventing stockholders from nominating and electing alternative directors, agreeing to an amendment to a management agreement with ZelnickMedia, issuing a proxy statement for the 2008 annual meeting of stockholders that allegedly contained misleading and incomplete information and adopting a "poison pill". Other lawsuits may continue to be filed against us and our directors with similar or additional allegations relating to our 2008 annual meeting of stockholders and the proxy materials filed with the SEC and mailed to stockholders in connection therewith, the amendment to the ZelnickMedia management agreement, EA's unsolicited tender offer and/or its expiration, our adoption of a "poison pill," or our review of strategic alternatives.

Other Inquiries and Proceedings.    We have received grand jury subpoenas issued by the District Attorney of the County of New York and from certain state attorneys general relating to some of our products, our historical stock option granting practices, the termination of our former auditors and other matters.

The investigations and charges against us or other current or former officers, directors or employees have imposed, and are likely to continue to impose, significant costs on us financially. While we are unable to estimate the exact nature or amount of these future costs, we believe they will likely include:

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

  •
  potential impairment of our ability to obtain coverage and reimbursement under existing insurance policies, and a potentially negative impact on our future insurance coverage; and

  •
  potential impairment in our ability to raise capital.

Even if resolved favorably, such litigation or investigations could continue to be time consuming and could continue to result in the diversion of the time and attention of our management team, any of which could materially and adversely affect our business, results of operations and financial condition. Moreover, there can be no assurance as to the reaction of our employees, stockholders, publishers, developers, customers, distributors, licensors and other business partners to the institution or ultimate resolution of any such proceedings.

If we acquire or invest in other businesses, intellectual properties or other assets, we may be unable to integrate them with our business, our financial performance may be impaired or we may not realize the anticipated financial and strategic goals for such transactions.

If appropriate opportunities present themselves, we may acquire or make investments in businesses, intellectual properties and other assets that we believe are strategic. We may not be able to identify, negotiate or finance any future acquisition or investment successfully. Even if we do succeed in acquiring or investing in a business, intellectual property or other asset, such acquisitions and investments involve a number of risks, including:

  •
  retaining key employees and maintaining the key business and customer relationships of the businesses we acquire;

  •
  cultural challenges associated with integrating employees from an acquired company or business into our organization;

  •
  the possibility that the combined company would not achieve the expected benefits, including any anticipated operating and product synergies, of the acquisition as quickly as anticipated or that the costs of, or operational difficulties arising from, an acquisition would be greater than anticipated;

  •
  significant acquisition-related accounting adjustments, particularly relating to an acquired company's deferred revenue, that may cause reported revenue and profits of the combined company to be lower than the sum of their stand-alone revenue and profits;

  •
  significant accounting charges resulting from the completion and integration of a sizeable acquisition and increased capital expenditures, including potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of an acquisition;

  •
  the possibility that we will not discover important facts during due diligence that could have a material adverse impact on the value of the businesses we acquire, including the possibility that a change of control of a company we acquire triggers a termination of contractual or intellectual property rights important to the operation of its business;

  •
  the need to integrate an acquired company's accounting, management information, human resource and other administrative systems to permit effective management and timely reporting, and the need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies;

  •
  litigation or other claims in connection with, or inheritance of claims or litigation risks as a result of, an acquisition, including claims from terminated employees, customers or other third parties; and

  •
  to the extent that we engage in strategic transactions outside of the United States, we face additional risks, including risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Future acquisitions and investments could also involve the issuance of our equity and equity-linked securities (potentially diluting our existing stockholders), the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses such as stock-based compensation. Any of the foregoing factors could harm our financial condition or prevent us from achieving improvements in our financial condition and operating performance that could have otherwise been achieved by us on a stand-alone basis. Our stockholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

Our ability to acquire licenses to intellectual property, especially for sports titles, impacts our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.

Many of our products are based on or incorporate intellectual property owned by others. For example, our 2K Sports products include rights licensed from major sports leagues and players' associations. Similarly, some of our other titles are based on licenses of popular entertainment products. Competition for these licenses is intense. If we are unable to maintain these licenses or obtain additional licenses on reasonable economic terms or with significant commercial value, our revenue and profitability could decline significantly. Competition for these licenses may also increase the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs and adversely affect our profitability. In addition, on certain intellectual property licenses, we are subject to guaranteed minimum payments, royalties or standards of performance. If such licensed products do not generate revenues in excess of such minimum guarantees, our profitability will be adversely impacted.

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

We depend on third party software developers and our internal development studios to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles generally ranges from 12 to more than 24 months. Development times and costs of current generation software have increased substantially as a result of the additional and enhanced features available in the newest games. After development of a product, it may take between 9 to 12 additional months to develop the product for other hardware platforms. If developers experience financial difficulties, additional costs or unanticipated development delays, we will not be able to release titles according to our schedule and at budgeted costs. Certain of our licensing and marketing agreements also contain provisions that would impose penalties if we fail to meet agreed upon game release dates. There can be no assurance that the products so developed will be sufficiently successful so that we can recoup these costs or make a profit on these products.

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

We compete for both licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. We also compete with domestic game publishers, such as Electronic Arts, Activision Blizzard, THQ and Midway Games and international publishers, such as Capcom, Eidos, Konami, Namco-Bandai, SEGA and Ubisoft. As our business is dependent upon our ability to develop hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel and other resources than we do and are able to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties. Our titles also compete with other forms of entertainment, such as motion pictures, television and audio and video products featuring similar themes, online computer programs and other entertainment, which may be less expensive or provide other advantages to consumers.

Our distribution business also operates in a highly competitive environment. Competition is based primarily on breadth, availability and quality of product lines; price; terms and conditions of sale; credit terms and availability; speed and accuracy of delivery; and effectiveness of sales and marketing programs.

Our competitors include regional, national and international distributors, as well as hardware manufacturers and software publishers. We may lose market share or be forced in the future to reduce our prices in response to our competitors. Our distribution business has been adversely affected by lower sales volume of software titles, the availability of certain hardware products, a decrease in average selling prices of interactive entertainment products as our industry transitions to current generation technology and increased competition in the value software market.

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

A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers accounted for approximately 40.2%, 51.1% and 49.4% of our net revenue for the years ended October 31, 2008, 2007 and 2006, respectively, with GameStop accounting for 13.1% of net revenue for the year ended October 31, 2008. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over), could materially adversely affect our business and operating results. Furthermore, our customers may also be placed into bankruptcy, become insolvent or be liquidated due to the recent turmoil in the economy, the global contraction of credit or for other factors. Bankruptcies or consolidations of certain large retail customers could seriously hurt our business, including as a result of uncollectible accounts receivable from such customers and the concentration of purchasing power among remaining large retailers.

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

We submit our products for rating by the Entertainment Software Rating Board ("ESRB") in the United States and other voluntary or government ratings organizations in foreign countries. Failure to obtain a target rating for certain of our products could negatively impact our ability to distribute and sell those games, as could the re-rating of a game for any reason.

We voluntarily submit our game products to the ESRB, a U.S.-based non-profit and independent ratings organization. The ESRB system provides consumers with information about game content using a rating symbol that generally suggests the appropriate player age group and specific content descriptors, such as graphic violence, profanity or sexually explicit material. The ESRB may impose significant penalties on game publishers for violations of its rules related to rating or marketing games, including revocation of a rating or monetary fines up to $1 million. Other countries require voluntary or government backed ratings as prerequisites for product sales in those countries. We believe that we comply with rating system requirements and properly display the designated rating symbols and content descriptions. In some instances, we may have to modify our products in order to market them under the target rating, which could delay or disrupt the release of our products. In addition, some of our titles may not be sold at all or without extensive edits in certain countries, such as Germany. In the United States, we develop software titles that we intend to receive ESRB ratings of "E" (age 6 and older), "E10+" (age 10 and older), "T" (age 13 and older) or "M" (age 17 and older). In addition to these ratings, the ESRB may also rate a game as "AO" (age 18 and older). Platform licensors may not certify a game rated "AO" and retailers may refuse to sell "AO" games or games with controversial content. For instance, in 2007, some retailers reacted to the controversy over Manhunt 2 by refusing to sell it or refusing to sell it in brick and mortar stores. In addition, some consumers have reacted to re-ratings or controversial game content by refusing to purchase such games, demanding refunds for games that they had already purchased, and refraining from buying other games published by us.

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

Many of our Rockstar titles and certain of our 2K Games titles have been rated "M" by the ESRB. If we are unable to obtain "M" ratings and instead receive "AO" ratings on future versions of those or similar titles as a result of changes in the ESRB's ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected. If any of our games are re-rated by the ESRB or other foreign based ratings organizations, we could be exposed to litigation, administrative fines and penalties and other potential liabilities, and our operating results and financial condition could be significantly impacted.

Our business and products are subject to potential legislation. The adoption of such proposed legislation could limit the retail market for our products.

Several proposals have been made for federal legislation to regulate our industry. Such proposals seek to prohibit the sale of "M" rated, "AO" rated and "Rating Pending" products to under-17 audiences (while the ESRB rating recommends an appropriate age group, there is currently no legal prohibition on any game sales). If any such proposals are enacted into law, it may limit the potential market for our "M" rated products in the United States, and adversely affect our operating results. Other countries, such as Germany, have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current United States laws. In the United States, proposals have also been made by numerous state legislators to regulate the sale of "M" or "AO" rated products and prohibit the sale of interactive entertainment software products containing certain types of violence or sexual materials to under 17 or 18 audiences. While such legislation to date has been enjoined by industry and retail groups, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for our "M" rated titles.

Content policies adopted by retailers, consumer opposition and litigation could negatively impact sales of our products.

Retailers may decline to sell interactive entertainment software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses. If retailers decline to sell our products based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material or other generally objectionable content, or if any of our previously "M" rated series products are rated "AO," we might be required to significantly change or discontinue particular titles or series, which in the case of our best selling Grand Theft Auto titles could seriously affect our business. Consumer advocacy groups have opposed sales of interactive entertainment software containing objectionable themes, violence or sexual material or other objectionable content by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. Additionally, although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have been unsuccessful in the courts, claims of this kind have been asserted against us from time to time and may be asserted and be successful in the future. See "Item 3.—Legal Proceedings."

We cannot publish our titles without the approval of hardware licensors that are also our competitors.

We are required to obtain licenses from Sony, Microsoft and Nintendo, which are also our competitors, to develop and publish titles for their respective hardware platforms. Our existing platform licenses require that we obtain approval for the publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms, our ability to manage the timing of the release of these titles and, accordingly, our net revenue from titles for these hardware platforms, may be limited. If a licensor chooses not to renew or extend our license agreement at the end of its current term, or if a licensor were to terminate our license for any reason or does not approve one or more of our titles, we may be unable to publish that title as well as additional titles for that licensor's platform. Termination of any such agreements or disapproval of titles could seriously hurt our business and prospects.

Certain platform licensors have retained the right to change fee structures for online gameplay, and each licensor's ability to set royalty rates makes it difficult for us to forecast our costs. Increased costs could negatively impact our operating margins. We may be unable to continue to enter into license agreements for certain current generation platforms on satisfactory terms or at all. Failure to enter into any such agreement could also seriously hurt our business.

Our quarterly operating results are dependent on the release of "hit" titles and are highly seasonal which may cause our quarterly operating results to fluctuate significantly. Such fluctuations could cause our stock price to decline.

We have experienced and may continue to experience wide fluctuations in quarterly operating results. The release of a "hit" title typically leads to a high level of sales during the first few months after introduction followed by a rapid decline in sales. In addition, the interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter (our fourth and first fiscal quarters), due primarily to increased demand for games during the holiday buying season. Demand for and sales of our sports titles are also seasonal in that they are typically released just prior to the start of the sport season which they depict. Our failure or inability to produce "hit" titles or introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business and operating results. The uncertainties associated with software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations.

If we are unable to protect the intellectual property relating to our software, the commercial value of our products will be adversely affected and our competitive position could be harmed.

We develop proprietary software and have obtained the rights to publish and distribute software developed by third parties. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Our software is susceptible to piracy and unauthorized copying. Unauthorized third parties may be able to copy or to reverse engineer our software to obtain and use programming or production techniques that we regard as proprietary. Well organized piracy operations have also proliferated in recent years, resulting in the ability to download pirated copies of our software over the Internet. Although we attempt to incorporate protective measures into our software, piracy of our products could negatively impact our future profitability.

Data breaches involving the source code for our products could adversely affect our revenues.

We securely store the source code for our interactive entertainment software products as it is created. A breach, whether physical, electronic or otherwise, of the systems on which such source code and other sensitive data is stored could lead to damage or piracy of our software. If we are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures which could materially and adversely affect our profitability.

If we infringe on or are alleged to infringe on the intellectual property rights of third parties, our business could be adversely affected.

With advances in technology, game content and software graphics are expected to continue to become more realistic. As a result, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes on the intellectual property rights of others. From time to time, we receive notices from third parties or are named in lawsuits by third parties alleging infringement of their proprietary rights. Although we believe that our software and technologies and the software and technologies of third party developers and publishers with whom we have contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others may occur. Any claims of infringement, with or without merit, could be time consuming, costly and difficult to defend. Moreover, intellectual property litigation or claims could require us to discontinue the distribution of products, obtain a license or redesign our products, which could result in additional substantial costs and material delays.

Our software is susceptible to errors, which can harm our financial results and reputation.

The technological advancements of new hardware platforms result in the development of more complex software products. As software products become more complex, the risk of undetected errors in new products increases. We may need to produce and distribute patches in order to repair such errors, which could be costly and may distract our developers from working on new products. If, despite testing, errors are found in new products or releases after shipments have been made, we could experience a loss of or delay in timely market acceptance, product returns, loss of revenue, increases in costs relating to the repair of such errors and damage to our reputation.

Gross margins relating to our distribution business have historically been narrow, which increases the impact of variations in costs on our operating results.

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

Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. We have also recently expanded our Asian operations in an effort to increase our geographical scope and diversify our revenue base. Sales in international markets accounted for approximately 40.7%, 31.3% and 39.4%, respectively, of our net revenue for the years ended October 31, 2008, 2007 and 2006, respectively. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our results of operations could be adversely affected by unfavorable foreign currency fluctuations.

Our business may be affected by issues in the economy that affect consumer spending.

Most of our products involve discretionary spending on the part of consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles. Certain economic conditions such as U.S. or international general economic downturns, including periods of increased inflation, unemployment levels, tax rates, interest rates, gasoline and other energy prices or declining consumer confidence could reduce consumer spending. Reduced consumer spending may result in reduced demand for our products and may also require increased selling and promotional expenses. A reduction or shift in domestic or international consumer spending could negatively impact our business, results of operations and financial condition. Consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. If economic conditions worsen, our business, financial condition and results of operations could be adversely affected.

Our stock price has been volatile and may continue to fluctuate significantly.

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us including those discussed in the risk factors under this Item 1A as well as others not currently known to us or that we currently do not believe are material, to changes in securities analysts' earnings estimates or ratings, to our results or future financial guidance falling below our expectations and analysts' and investors' expectations, to factors affecting the computer, software, entertainment, media or electronics industries, or to national or international economic conditions.

Stock markets, in general, have experienced over the years, and continue to experience, significant price and volume fluctuations that have affected market prices for companies such as ours and that may be unrelated or disproportionate to the operating performance of the affected companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

We face risks from our international operations.

We are subject to certain risks because of our international operations, particularly as we seek to grow our business and presence outside of the United States. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business and our inability or failure to obtain required approvals could harm our international and domestic sales. Trade legislation in either the United States or other countries, such as a change in the current tariff structures, import/export compliance laws or other trade laws or policies, could adversely affect our ability to sell or to distribute in international markets. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by United States laws and regulations, such as the Foreign Corrupt Practices Act, and by local laws, such as laws prohibiting corrupt payments to government officials. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

Our reported financial results could be adversely affected by the application of existing or future accounting standards to our business as it evolves.

The frequency of accounting policy changes may continue to accelerate. For example, standards regarding software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. We expect that a significant portion of our games will be online-enabled in the future, and we could be required to recognize the related revenue over an extended period of time rather than at the time of sale. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

Due to recent economic turmoil and a general depression in stock prices, we could become the target of an unsolicited offer to acquire our shares of common stock. An unsolicited offer could create volatility in our stock price, could create a distraction for our management and employees, and could cause uncertainty that may adversely affect our business.

Due to significant price and volume fluctuations in the stock markets recently, we may become an attractive target for an unsolicited bid for shares of our common stock. An unsolicited bid for shares of our common stock would be a distraction for our management and employees, and require the expenditure of significant time and resources by us and could cause our stock price to fluctuate significantly. An unsolicited bid could also adversely impact our ability to recruit and retain employees and our ability to enter into agreements with potential business partners. For example, in 2008, Electronic Arts Inc. ("EA")

launched an unsolicited tender offer to acquire all of our outstanding shares of common stock. EA's unsolicited tender offer caused our stock price to fluctuate significantly, was a significant distraction for our management, created uncertainty for our employees, and created uncertainty for current and potential publishers, developers, distributors and other business partners. Furthermore, stockholder litigation in connection with EA's unsolicited tender offer resulted in, and continues to result in, significant legal costs. If we were to become the target of another unsolicited offer, whether from EA or another party, we could be subject to any of the aforementioned concerns which could harm our business and have a material adverse effect on our results of operations.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

Our principal executive offices are located at 622 Broadway, New York, New York in approximately 48,000 square feet of space under a lease expiring in 2012 for an annual rent of approximately $1,820,000. We also sublease an additional 16,000 square feet at this location under a lease expiring in 2010 for an annual rent of approximately $368,000.

Take-Two Interactive Software Europe, our wholly-owned subsidiary, leases 12,500 square feet of office space in Windsor, United Kingdom for an annual rent of approximately $567,000 plus taxes and utilities, which expires in 2011. Rockstar North, our wholly-owned subsidiary, leases 42,000 square feet of office space in Edinburgh, Scotland, for an annual rent of approximately $3,111,000. That lease expires in 2014.

2K corporate offices and two development studios occupy approximately 61,000 square feet of leased office space in Novato, California. The lease provides for an annual rent of approximately $1,820,000 and expires in 2013.

In addition, our other subsidiaries lease office space in Sydney and Braddon, Australia; Vienna, Austria; Mississauga, Toronto and Vancouver, Canada; Brno, Czech Republic; Paris, France; Munich, Germany; Breda, Netherlands; Madrid, Spain; Milan, Italy; Auckland, New Zealand; Geneva, Switzerland; London, Lincoln, Newcastle-upon-Tyne and Leeds, United Kingdom; Newton, Singapore; Shanghai, China; and in the United States Camarillo, San Diego, and Northridge, California; Hunt Valley, Maryland; Andover and Quincy, Massachusetts; Cincinnati, Ohio; Austin, Texas and Bellevue, Washington; for an aggregate annual rent of approximately $7,270,000.

Item 3.    Legal Proceedings

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries as described below in this section. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, financial condition, results of operations or cash flows. In addition to the matters described herein, we are, or may become, involved in routine litigation in the ordinary course of business which we do not believe to be material to our business, financial condition, results of operations or cash flows.

Consumer Class Action—Grand Theft Auto: San Andreas.    In July 2005, we received four complaints for purported class actions, which were consolidated in the U.S. District Court for the Southern District of New York. The plaintiffs, alleged purchasers of our Grand Theft Auto: San Andreas game, assert that we engaged in consumer deception and false advertising, breached an implied warranty of merchantability and were unjustly enriched as a result of our alleged failure to disclose that Grand Theft Auto: San Andreas contained "hidden" content. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. Although the Court previously granted preliminary approval of a settlement of the foregoing consumer class action lawsuits, in July 2008 the Court refused to certify the proposed settlement class on the basis that, under controlling case law issued after the parties negotiated the settlement, the plaintiffs could no longer meet their burden of showing that the case could proceed on the proposed class basis, regardless of whether the purpose of certification was for litigation or settlement. The plaintiffs have applied for permission to appeal. We express no opinion as to the likelihood of permission to appeal being granted or the outcome of any such appeal, and will continue to defend this case vigorously.

City of Los Angeles Consumer Litigation.    In January 2006, the City of Los Angeles filed a complaint against us in the Superior Court of the State of California alleging violations of California law on substantially the same basis as the consumer class action regarding Grand Theft Auto: San Andreas. The complaint seeks injunctive and other relief. The case was removed and transferred to the U.S. District Court for the Southern District of New York. We have engaged in settlement discussions with the City of Los Angeles and expect that they will lead to a resolution of this matter after the resolution of such consumer class action.

Securities Class Action—Grand Theft Auto: San Andreas and Option Backdating.    In February and March 2006, four purported class action complaints were filed against us and certain of our former officers and directors in the U.S. District Court for the Southern District of New York. The actions were consolidated, and in April 2007 the lead plaintiff filed a consolidated second amended complaint which contained allegations related to purported "hidden content" contained in Grand Theft Auto: San Andreas and the backdating of stock options, including the investigation thereof conducted by the Special Litigation Committee of the Board of Directors and the restatement of our financial statements relating thereto. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. He sought unspecified compensatory damages and costs including attorneys' fees and expenses. In April 2008, the Court dismissed, with leave to amend, all claims as to all defendants relating to Grand Theft Auto: San Andreas and certain claims as to our former CEO, CFO and certain director defendants relating to the backdating of stock options. In September 2008, the lead plaintiff filed a third amended consolidated complaint seeking to reinstate these claims. We express no opinion as to the outcome of the complaint and will continue to defend this case vigorously.

St. Clair Derivative Action.    In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the U.S. District Court for the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors. The factual allegations in this action are similar to those in the securities class action described above. The plaintiff asserts that certain defendants breached their fiduciary duty by selling their stock while in possession of certain material non-public information and that we violated Section 14(a) of the Exchange Act and Rule 14a-9 thereunder by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. The plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold our stock, unspecified compensatory damages with interest and its costs in the action. In March 2007, the Special Litigation Committee moved to dismiss the complaint based on, among other things, the Committee's conclusion that "future pursuit of this action is not in the best interests of Take-Two or its shareholders." In August 2007, the plaintiff filed an Amended Derivative and Class Action Complaint alleging, among other things, that defendants breached their fiduciary duties in connection with the issuance of proxy statements from 2001 through 2005. In September 2007, the Special Litigation Committee moved to dismiss the Amended Complaint or to consolidate certain of its claims with the securities class action. In July 2008, the Court dismissed all claims against us and all claims against all defendants that arose out of the plaintiff's derivative claims. The Court expressly did not determine whether the remaining claims, which are related to the proxy statements, would entitle the putative class to monetary damages. We intend to continue to vigorously defend against the remainder of the plaintiff's claims.

Derivative Action—Option Backdating.    In July and August 2006, shareholders Richard Lasky and Raeda Karadsheh filed purported derivative actions in the U.S. District Court for the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors. These actions were consolidated in November 2006 and the plaintiffs filed a consolidated complaint in January 2007, which focused exclusively on our historical stock option granting practices, alleging violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity-based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. These matters were referred to the Special Litigation Committee, which moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and Board of Directors. The parties are awaiting a decision by the Court.

Strickland et al. Personal Injury Action.    In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against us, Sony Computer Entertainment America Inc., Sony Corporation of America, Wal-Mart, GameStop and Devin Moore, alleging under Alabama's manufacturers' liability and wrongful death statutes, that our video games resulted in "copycat violence" that caused the deaths of Messrs. Strickland, Crump and Mealer by Mr. Moore. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600,000,000. In April 2006, the plaintiffs amended the complaint to add a claim for civil conspiracy. Our motion to dismiss that claim is pending. At our request, the Court held an evidentiary hearing on October 30, 2008 to consider the exclusion of certain expert testimony and a second hearing was held on December 18, 2008. There currently is no scheduling order in effect. We believe that the claims are without merit and that this action is similar to lawsuits brought and uniformly dismissed by courts in other jurisdictions.

Stockholder Actions.    In March 2008, Patrick Solomon, a stockholder, filed a purported class action complaint in the Court of Chancery of the State of Delaware against us and certain of our officers and directors. The plaintiff contends that the defendants breached their fiduciary duties by, among other things, allegedly refusing to explore premium offers by Electronic Arts Inc. to acquire all of the Company's outstanding shares of common stock, enacting a bylaw amendment allegedly designed to entrench the current board by preventing stockholders from nominating and electing alternative directors, agreeing to an amendment to a management agreement with ZelnickMedia and issuing a proxy statement for the 2008 annual meeting of stockholders that allegedly contained misleading and incomplete information. The complaint seeks preliminary and permanent injunctive relief, rescissory and other equitable relief and damages. After certain voluntary actions were taken by the Company, the plaintiff agreed to withdraw his motion for preliminary injunctive relief, and the annual meeting went forward without difficulty (and without any stockholders nominating directors or proposing business). Discovery on the remaining claims is ongoing. We believe the remaining claims lack merit, and intend to defend vigorously against them.

In April 2008, St. Clair Shores General Employees Retirement System, a stockholder, filed a purported derivative action on behalf of the Company in the Court of Chancery of the State of Delaware against our directors and ZelnickMedia. The allegations are essentially the same as those in the Solomon stockholder action, above, with an additional complaint about the "poison pill" adopted by our board in March 2008, and an additional claim against ZelnickMedia for aiding and abetting the directors' alleged breach of fiduciary duty. Because the action was duplicative, the plaintiff agreed to stay all proceedings in the case in favor of the Solomon case. We believe the claims lack merit, and intend to defend vigorously against them. Also in April 2008, Michael Maulano, an alleged stockholder, filed a purported class action in New York state court, New York County, against us and our directors.

We intend to vigorously defend all of the above matters and, with respect to the derivative actions, we have been advised that the individual defendants will vigorously defend such actions. However, we cannot predict the outcome of these matters and, if determined adversely to us, such matters, either individually or in the aggregate, could result in the imposition of significant judgments, fines, penalties and/or injunctive relief, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Grand Jury Subpoenas.    In 2006, we received grand jury subpoenas issued by the District Attorney of the County of New York requesting production of documents covering various periods beginning on January 1, 1997, including those relating to, among other things: the so-called "Hot Coffee" scenes in Grand Theft Auto: San Andreas; the work of our Board of Directors, all board committees and the Special Litigation Committee; certain acquisitions entered into by us; billing and payment records relating to PricewaterhouseCoopers LLP and the termination of PricewaterhouseCoopers LLP as our auditors; communications to financial analysts and stockholders about acquisitions and financial results; compensation and human resources documents of certain of our directors and employees and former directors and employees; stock-based compensation; the SEC's July 2006 inquiry; legal services performed for employees; corporate credit card and expense records of certain individuals; the SEC bar of our former Chief Executive Officer, Ryan Brant; the resolution to amend our Incentive Stock Plan; and ethics, securities, and conflict of interest policies and questionnaires. Over time, the District Attorney's investigation focused on options backdating. We have fully cooperated and provided the documents and information called for by the subpoenas.

SEC Investigation.    In July 2006, we received notice from the SEC that it was conducting an informal non-public investigation of certain stock option grants made from January 1997 to 2006 and in April 2007 we received notice from the SEC that it was conducting a formal investigation of such stock option grants. As a result of the Special Litigation Committee's internal review of our option grants, in February 2007 we restated our financial statements for prior periods in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. In August 2007, we received a "Wells" notice from the Staff of the Division of Enforcement of the SEC informing us of its intention to request authority to file charges, and to seek a civil monetary penalty in connection with its investigation. We submitted a response to the Staff's notice in September 2007, urging that no charges should be brought against us. We have continued to cooperate with the Staff and we continue to expect to resolve this investigation by means of a settlement rather than a contested litigation of charges.

Tax Inquiries.    We have been in contact with and have received requests for information from several taxing authorities for records relating to the grant and exercise of options and tax deductions taken by us from October 2000 to October 2006.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol "TTWO." The following table sets forth, for the periods indicated, the range of the high and low sale prices for our common stock as reported by NASDAQ.

	High	Low
Year Ended October 31, 2008
First Quarter	$19.45	$13.53
Second Quarter	27.61	15.50
Third Quarter	27.95	22.70
Fourth Quarter	25.75	10.81
Year Ended October 31, 2007
First Quarter	$20.57	$13.96
Second Quarter	24.80	15.60
Third Quarter	21.70	17.45
Fourth Quarter	19.52	11.82

The number of record holders of our common stock was 95 as of December 15, 2008.

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

Stock Performance Graph

The following line graph compares, from October 31, 2003 through October 31, 2008, the cumulative total stockholder return on our common stock with the cumulative total return on the stocks comprising the NASDAQ Composite Index and the stocks comprising a peer group index consisting of Activision Blizzard, Inc., Electronic Arts, Inc., Interplay Entertainment Corp., Midway Games Inc. and THQ Inc. The comparison assumes $100 was invested on October 31, 2003 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Take-Two Interactive Software, Inc., The NASDAQ Composite Index and a Peer Group

*
$100 invested on October 31, 2003 in stock or index-including reinvestment of dividends. Fiscal year ending October 31.

	October 31,
	2003	2004	2005	2006	2007	2008
Take-Two Interactive Software, Inc	$100.00	$83.00	$78.01	$52.86	$70.95	$61.97
NASDAQ Composite	100.00	102.21	109.73	122.49	147.97	89.07
Peer Group	100.00	96.62	134.88	124.68	146.65	112.28

Item 6.    Selected Financial Data

The following tables present selected financial data for the five years ended October 31, 2008 (in thousands, except per share data):

	Years Ended October 31,
STATEMENT OF OPERATIONS DATA:	2008	2007	2006(1)	2005(2)	2004(3)
Net revenue	$1,537,530	$981,791	$1,037,840	$1,201,220	$1,127,751
Cost of goods sold	988,695	735,034	825,476	786,378	749,680

Gross profit	548,835	246,757	212,364	414,842	378,071

Selling and marketing	167,380	130,652	139,250	156,668	119,257
General and administrative	171,440	150,432	156,191	125,976	101,215
Research and development	63,929	48,455	64,258	73,724	43,773
Business reorganization and related	4,478	17,467	—	—	—
Impairment of goodwill and long-lived assets	—	—	15,608	—	—
Depreciation and amortization	25,755	27,449	26,399	22,016	16,846

Total operating expenses	432,982	374,455	401,706	378,384	281,091

Income (loss) from operations	115,853	(127,698)	(189,342)	36,458	96,980

Net income (loss)	$97,097	$(138,406)	$(184,889)	$35,314	$62,119

Earnings (loss) per share:
Basic	$1.29	$(1.93)	$(2.60)	$0.51	$0.93
Diluted	$1.28	$(1.93)	$(2.60)	$0.50	$0.91
Weighted average shares outstanding:
Basic	75,039	71,860	71,012	69,859	67,104
Diluted	75,943	71,860	71,012	70,882	68,589
	As of October 31,
BALANCE SHEET DATA:	2008	2007	2006	2005	2004
Cash and cash equivalents	$280,277	$77,757	$132,480	$107,195	$155,095
Working capital	358,355	186,362	281,327	365,878	397,359
Total assets	1,083,352	831,143	868,806	935,220	950,163
Line of credit	70,000	18,000	—	—	—
Total liabilities	468,234	359,989	318,414	249,390	320,365
Stockholders' equity	615,118	471,154	550,392	685,830	629,798

(1)
Net income includes a $63.5 million charge to income tax expense for an increase in our valuation allowance for deferred tax assets, reflecting uncertain realization of future tax deductions.

(2)
We incurred substantial product returns and other costs related to our Grand Theft Auto: San Andreas title, which was temporarily re-rated "AO" from "M." The resulting impact on our consolidated results of operations in fiscal 2005 was a reduction of $24.5 million, $5.9 million, and $18.6 million from net revenue, cost of goods sold and income from operations, respectively.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share amounts)

Overview

Our Business

We are a global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment consists of our Rockstar Games, 2K Games, 2K Sports and 2K Play publishing labels. We develop, market and publish software titles for the leading gaming and entertainment hardware platforms including: Sony's PLAYSTATION®3 ("PS3") and PlayStation2® ("PS2") computer entertainment systems; Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") video game and entertainment system; Nintendo's Wii™ ("Wii") and DS™ ("DS") systems; and for the PC and Games for Windows®. The installed base for the prior generation console platforms, including PS2 ("prior generation platforms") is substantial. The release of the PS3, Xbox 360, and Wii platforms ("current generation platforms") has further expanded the video game software market. Our plan is to diversify and continue to expand the number of titles released on the current generation platforms while continuing to market titles developed for prior generation platforms given their significant installed base, as long as it is economically attractive to do so. Our distribution segment, which primarily consists of our Jack of All Games subsidiary, distributes our products as well as software, hardware and accessories produced by others to retail outlets in North America. We have pursued a strategy of capitalizing on the widespread market acceptance of interactive entertainment, as well as the growing popularity of innovative action, adventure, racing, role-playing, sports and strategy games that appeal to the expanding demographic of video game players.

We endeavor to be the most creative, innovative and efficient company in our industry. Our strategy is to capitalize on the expanding demographics of video game players, and focus on creating premium quality games and successful franchises for which we can create sequels. We have established a portfolio of successful proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, racing, role-playing, sports and strategy. We believe that our commitment to creativity and innovation is a distinguishing strength, allowing us to differentiate many of our products in the marketplace by combining advanced technology with compelling story lines and characters to provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands to match the variety of consumer demographics we aspire to serve, ranging from adults to children and hard-core game enthusiasts to casual gamers.

We publish our titles under four separate labels: Rockstar Games, 2K Games, 2K Sports and 2K Play, with each label focused on distinct product genres and target demographics. We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category by leveraging our existing titles as well as developing new brands. We expect 2K Games, publisher of the internally developed, successful Sid Meier's Civilization series and the critically acclaimed BioShock title, to continue to develop new and successful franchises in the future. Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K and NHL 2K, are published on an annual basis and provide us with revenue streams that are consistent relative to our other products. We established the 2K Play label to focus on the growing market of casual and family-oriented games. Carnival Games has been a strong performing title, and 2K Play has continued to grow the franchise through sequels and product extensions. 2K Play also has a partnership with Nickelodeon to publish video games based on top rated Nick Jr. titles such as Dora the Explorer and Go, Diego, Go!. We have expansion initiatives in the rapidly growing Asia Pacific markets, where our strategy is to broaden the distribution of our existing products, develop a presence in Japan, and establish an online gaming presence, especially in China and Korea.

Revenue in our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third parties. Operating margins in our publishing business are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. We develop most of our frontline products internally and own the intellectual property associated with most of our titles, which we believe best positions us financially and competitively. We have internal development studios located in the United States, Canada, United Kingdom, Australia, Czech Republic and China.

Operating margins associated with our externally developed titles, or titles for which we do not own the intellectual property, are generally lower because they require us to acquire licenses, provide minimum development guarantees, and pay third party royalties. Agreements with third party developers generally give us exclusive publishing and marketing rights and require us to make advance royalty payments, pay royalties based on product sales and satisfy other conditions. We continue to develop new revenue streams as they evolve, including higher margin sources such as downloadable content, which we expect will become more significant to our business over time. We announced plans to leverage our wholly-owned intellectual property, BioShock, by allowing Universal Pictures to develop it into a feature film.

Revenue in our distribution segment is derived from the sale of third party software titles, accessories and hardware in North America. Operating margins in our distribution business depend in large part on the mix of software and hardware sales, with software sales generally yielding higher margins than hardware. We have focused on improving margins in our distribution business. In 2008, we sold certain assets of our distribution segment pertaining to the warehouse management, processing and value-added service operations of our distribution facility to Ditan Distribution LLC ("Ditan"), a logistics management solutions provider. In addition, we agreed to outsource the pick, pack, ship and warehousing functions for our publishing and distribution businesses to Ditan. We believe this will allow Jack of All Games to better focus on purchasing, sales and service for their customers.

Recent Developments

During the year ended October 31, 2008, Electronic Arts Inc. ("EA") extended a tender offer to our stockholders (the "Offer") to acquire all outstanding shares of our Common Stock. Our Board of Directors, upon the advice of its financial and legal advisors, unanimously determined that the Offer was inadequate and recommended that stockholders not accept it. The Offer was extended several times through August 2008, at which time the Offer expired. Our management and Board commenced a formal process to review strategic alternatives beginning in April 2008 that included discussions with potential interested parties. In October 2008, we announced the conclusion of our strategic review process. We incurred $11.1 million of costs in 2008 related to the EA Offer and our strategic review process.

Fiscal Year 2008 Releases

We released the following key titles in fiscal year 2008:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Dora the Explorer: Dora Saves the Mermaids™	2K Play	External	DS	November 7, 2007
Go, Diego, Go!: Safari Rescue™	2K Play	External	DS	November 7, 2007
College Hoops 2K8	2K Sports	Internal	PS3, Xbox 360, PS2	November 21, 2007
Deal or No Deal™: Secret Vault Games	2K Play	Internal	PC	November 29, 2007
Grand Theft Auto: Vice City Stories (Japan)	Rockstar Games	Internal	PS2, PSP	December 6, 2007
Dora the Explorer: Dora Saves the Mermaids™	2K Play	External	PS2	February 12, 2008
Go, Diego, Go!: Safari Rescue™	2K Play	External	Wii, PS2	February 12, 2008
Bully: Scholarship Edition	Rockstar Games	Internal	Xbox 360, Wii	March 4, 2008
Major League Baseball® 2K8	2K Sports	Internal	PS3, Xbox 360, Wii, PS2, PSP	March 4, 2008
Major League Baseball® 2K8 Fantasy All-Stars	2K Sports	External	DS	April 15, 2008
Grand Theft Auto IV	Rockstar Games	Internal	PS3, Xbox 360	April 29, 2008
Don King Presents: Prizefighter	2K Sports	Internal	Xbox 360	June 10, 2008
Top Spin 3	2K Sports	Internal	PS3, Xbox 360, Wii, DS	June 24, 2008
Carnival Games™	2K Play	Internal	DS	July 9, 2008
Sid Meier's Civilization® Revolution™	2K Games	Internal	PS3, Xbox 360, DS	July 9, 2008
MLB® Power Pros 2008	2K Sports	External	Wii, PS2	July 29, 2008
NHL® 2K9	2K Sports	Internal	PS3, Xbox 360, Wii, PS2	September 9, 2008
Sid Meier's Civilization IV: Colonization™	2K Games	Internal	Games for Windows®	September 23, 2008
NBA® 2K9	2K Sports	Internal	PS3, Xbox 360, PS2	October 7, 2008
BioShock®	2K Games	Internal	PS3	October 21, 2008
Carnival Games™ MiniGolf	2K Play	Internal	Wii	October 21, 2008
Midnight Club: Los Angeles	Rockstar Games	Internal	PS3, Xbox 360	October 21, 2008
Midnight Club: LA Remix	Rockstar Games	Internal	PSP	October 21, 2008
NBA® 2K9	2K Sports	Internal	PC	October 21, 2008
Dora the Explorer: Dora Saves the Snow Princess	2K Play	External	Wii, PS2, DS	October 28, 2008
Go, Diego, Go!: Great Dinosaur Rescue	2K Play	External	Wii, PS2, DS	October 28, 2008
The Wonder Pets!: Save the Animals!	2K Play	External	DS	October 28, 2008
Grand Theft Auto IV (Japanese edition)	Rockstar Games	Internal	PS3, Xbox 360	October 30, 2008

Product Pipeline

We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected/Actual Release
MLB® Superstars	2K Sports	External	Wii	November 12, 2008
Grand Theft Auto IV	Rockstar Games	Internal	PC	December 2, 2008
Grand Theft Auto: Chinatown Wars	Rockstar Games	Internal	DS	March 17, 2009
BioShock® 2	2K Games	Internal	TBA	Fiscal year 2009
Borderlands™	2K Games	External	PS3, Xbox 360, Games for Windows®	Fiscal year 2009
Grand Theft Auto IV: The Lost and Damned	Rockstar Games	Internal	Xbox Live®	Fiscal year 2009
Mafia II	2K Games	Internal	TBA	Fiscal year 2009
Major League Baseball® 2K9	2K Sports	Internal	TBA	Fiscal year 2009
MLB® Front Office Manager	2K Sports	External	PS3, Xbox 360, Games for Windows®	Fiscal year 2009
NBA® 2K10	2K Sports	Internal	Multiple platforms	Fiscal year 2009
NHL® 2K10	2K Sports	Internal	Multiple platforms	Fiscal year 2009

2008 Financial Summary

The release of Grand Theft Auto IV on April 29, 2008 highlighted our 2008 fiscal year, driving a significant increase in revenue and net income. It has been reported that the title surpassed all-time entertainment records for first day and first week retail sales, with approximately six million units purchased by consumers globally in the first week at an estimated retail value of more than $500 million.

Overall, we believe that our product lineup grew stronger in 2008, marked by the continued success of our critically acclaimed BioShock, a wholly owned and internally developed title for Xbox 360 and Games for Windows® that debuted in late fiscal year 2007. We shipped over three million units of BioShock on the Xbox 360, PC and PS3 through October 2008. In addition, we announced that Universal Pictures is developing a feature film based on BioShock to be directed by Gore Verbinski, director of the Pirates of the Caribbean trilogy.

The 2008 fiscal year evidenced a distinct shift in focus toward casual game play and the Wii home video game system from Nintendo continued its popularity. Carnival Games™, our wholly owned and internally developed title for the Wii and DS, continued its success in 2008 and exceeded expectations for sales and profitability. Through October 31, 2008 we had shipped over two million units of Carnival Games since it made its debut in late fiscal year 2007. In October 2008, we expanded the franchise with Carnival Games™ MiniGolf.

In 2008, our 2K label acquired 2K Czech, formerly known as Illusion Softworks, a studio based in the Czech Republic and the developer of the Mafia franchise. In addition, our sports titles performed better than in prior years, primarily benefiting from the release of Top Spin 3 in the third quarter of 2008. However, we continue to face increased competition in the sports genre.

We are focusing on improving the margins in our distribution business. In 2008 we sold certain assets of our distribution segment pertaining to the warehouse management, processing and value-added service operations of our distribution facility to Ditan and outsourced the pick, pack, ship and warehousing functions for our publishing and distribution business to Ditan.

The increased installed base of current generation hardware platforms also helped to improve our business in 2008. As a result, we continued to make significant investments in current generation game development. We expect sales on the prior generation platforms to continue to decline because of the ongoing hardware transition and have therefore reduced the number of titles in development for these platforms. We have reduced pricing on several of our software titles for the prior generation platforms as the market for that generation continues to decline and the current generation hardware installed base grows.

In April 2008, we amended our Management Agreement with ZelnickMedia. The amended agreement provides for management fees of $2.5 million ($0.75 million prior to the amendment that was effective as of April 1, 2008) and a maximum bonus of $2.5 million per fiscal year ($0.75 million prior to the amendment that was effective as of April 1, 2008) based on the Company achieving certain performance thresholds. The amendment also provided for a grant of 600,000 shares of restricted stock to ZelnickMedia that vest annually over a three year period, and 900,000 shares of restricted stock that vest over a four year period through 2012, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Industrial Index. The shares were granted on June 13, 2008. See Note 15 to the Consolidated Financial Statements for more information regarding our stock compensation expense.

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

Revenue Recognition

We recognize revenue upon the transfer of title and risk of loss to our customers. We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition," in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, "Revenue Recognition." Accordingly, we recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60 day terms. Advances received for licensing and exclusivity arrangements are reported on the balance sheet as deferred revenue until we meet our performance obligations, at which point we recognize the revenue.

Some of our software products provide limited online functionality at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer revenue related to products containing such online features. We determine whether our products contain substantial online functionality by evaluating the significance of the development effort and the nature of the online features, the extent of anticipated marketing focus on the online features; the significance of the online features to the customers' anticipated overall gameplay experience, and the significance of our post sale obligations to customers. Overall, online play functionality is still an emerging area for us, and we continue to monitor this developing functionality and its significance to our products.

Certain of our software products include in-game advertising for third party products. Advance payments received for in-game advertising are reported on the balance sheet as deferred revenue until we meet our performance obligations, at which point we recognize the revenue, which is generally at the time of the initial release of the product.

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

Software Development Costs and Licenses

Capitalized software development costs include direct costs incurred for internally developed titles and payments made to third party software developers under development agreements.

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

We enter into agreements with third party developers that require us to make advance payments for game development and production services. In exchange for our advance payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements allow us to fully recover the advance payments to the developers at an agreed upon royalty rate earned on the subsequent retail sales of such software, net of any agreed upon costs. We capitalize all advance payments to developers as software development costs. On a product-by-product basis, we reduce software development costs and record a corresponding amount of research and development expense for any costs incurred by third party developers prior to establishing technological feasibility of a product. We typically enter into agreements with third party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. When we contract with third party developers, we generally select third party developers that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

Licenses consist of payments and guarantees made to holders of intellectual property rights for use of their trademarks, copyrights or other intellectual property rights in the development of our products. Agreements with license holders generally provide for guaranteed minimum royalty payments for use of their intellectual property. Guaranteed minimum payments are initially recorded as an asset (licenses) and as a liability (accrued licenses) upon execution of a licensing agreement, provided that no significant performance remains to be completed by the licensor. When significant performance remains to be completed by the licensor, we record payments when actually paid.

Certain licenses, especially those related to our sports products, extend over multi-year periods and encompass multiple game titles. In addition to guaranteed minimum payments, these licenses frequently contain provisions that could require us to pay royalties to the license holder based on pre-agreed unit sales thresholds.

Amortization of capitalized software development costs and licenses commences when a product is released and is recorded on a title-by-title basis in cost of goods sold. For capitalized software development costs amortization is calculated using (1) the proportion of current year revenues to the total revenues expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated useful life of the title, whichever is greater. For capitalized licenses, amortization is calculated as a ratio of (1) current period revenues to the total revenues expected to be recorded over the remaining life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater.

At each balance sheet date, or earlier if an indicator of impairment exists, we evaluate the recoverability of capitalized software costs, licenses and any other unrecognized minimum commitments that have not been paid, using an undiscounted future cash flow analysis. We use various measures to evaluate expected product performance and estimate future revenues for our software titles including historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based. When management determines that the value of a title is unlikely to be recovered by product sales, capitalized costs are charged to cost of goods sold in the period in which such determination is made.

We have established internal royalty programs that allow that certain of our employees participate in the success of software titles that they assist in developing. Royalties earned by employees under this program are recorded as cost of goods sold as they are incurred.

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

Stock-based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment ("SFAS 123"). Under the fair value recognition provisions of this statement, share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including, in the case of stock option awards, estimating expected stock volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

We have granted stock options to non-employees, which are subject to variable accounting. When variable accounting is applied to stock option grants, we re-measure the fair value of the unvested options at the end of each reporting period or until the options are cancelled or expire unexercised. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period, both of which are based on the price of our common stock at such dates. As a result, fluctuations in the price of our common stock will change compensation expense or benefit recognized by us each reporting period.

We have also granted service and market based restricted stock awards to employees and non-employees. Service based awards to non-employees and market based awards are subject to variable accounting. For the service based restricted stock grants to non-employees, we cumulatively remeasure the fair value at the end of every period based on the month end closing price of our common stock. Market based restricted stock awards vest based on the relative performance of our common stock to a composite index. We calculate the fair value of market based restricted stock using a Monte Carlo Simulation method, which requires a substantial number of inputs and estimates of future market conditions and considers the range of various vesting probabilities. As a result, expense recorded for our non-employee awards can fluctuate substantially from period to period.

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

On November 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The cumulative effect of adopting FIN 48 was $1.1 million, and was recorded to the opening balance of retained earnings.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (November 1, 2008 for the Company), and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 (November 1, 2009 for the Company), and interim periods within those fiscal years for items within the scope of this FSP. On October 10, 2008 the FASB issued FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157, in a market that is not active. We do not expect that the adoption of SFAS 157, FSP FAS 157-2 and FSP FAS 157-3 will have a material effect on our consolidated financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (November 1, 2008 for the Company), with earlier adoption permitted. We did not adopt SFAS 159 prior to November 1, 2008 and do not expect it to have a material effect on our consolidated financial position, cash flows or results of operations.

In June 2007, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus conclusion on EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 (November 1, 2008 for the Company), and requires prospective application for new contracts entered into after the effective date. We do not expect that the adoption of EITF 07-03 will have a material effect on our consolidated financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. We are evaluating the impact that the adoption of SFAS 141(R) will have on our consolidated financial position, cash flows or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (November 1, 2009 for the Company), and early adoption is prohibited. We do not expect that the adoption of FSP FAS 142-3 will have a material effect on our consolidated financial position, cash flows or results of operations.

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), which is effective for financial statements issued for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation. The Company is assessing the impact of adoption of FSP EITF 03-6-1 on its results of operations.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our statement of operations, net revenue by geographic region, and publishing revenue by platform:

	Year Ended October 31,
	2008	2007	2006
Net revenue:
Publishing	80.0%	70.5%	72.6%
Distribution	20.0%	29.5%	27.4%

Net revenue	100.0%	100.0%	100.0%

Cost of goods sold	64.3%	74.9%	79.5%
Gross profit	35.7%	25.1%	20.5%
Selling and marketing	10.9%	13.3%	13.4%
General and administrative	11.2%	15.3%	15.0%
Research and development	4.2%	4.9%	6.2%
Business reorganization and related	0.3%	1.8%	0.0%
Impairment of long-lived assets	0.0%	0.0%	1.5%
Depreciation and amortization	1.7%	2.8%	2.5%

Total operating expenses	28.2%	38.1%	38.7%

Income (loss) from operations	7.5%	(13.0)%	(18.2)%
Interest and other (expense) income, net	(0.2)%	0.1%	0.5%

Income (loss) before income taxes	7.3%	(13.1)%	(17.8)%
Provision for income taxes	1.0%	1.0%	0.0%

Net income (loss)	6.3%	(14.1)%	(17.8)%

Net revenue by geographic region:
United States and Canada	65.2%	75.3%	68.7%
Europe, Asia Pacific and Other	34.8%	24.7%	31.3%
Publishing revenue by platform:
Console	90.2%	72.2%	60.2%
PC	3.3%	13.5%	16.6%
Handheld	6.4%	11.5%	20.0%
Accessories	0.1%	2.8%	3.2%

Years Ended October 31, 2008 and 2007

Publishing

(thousands of dollars)	2008	%	2007	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$1,229,594	100.0%	$692,341	100.0%	$537,253	77.6%
Product costs	353,263	28.7%	248,744	35.9%	104,519	42.0%
Software development costs and royalties	169,398	13.8%	136,485	19.7%	32,913	24.1%
Internal royalties	128,772	10.5%	28,892	4.2%	99,880	345.7%
Licenses	56,546	4.6%	58,569	8.5%	(2,023)	(3.5)%

Cost of goods sold(1)	707,979	57.6%	472,690	68.3%	235,289	49.8%

Gross profit	$521,615	42.4%	$219,651	31.7%	$301,964	137.5%

(1)
Includes $13,461 and $3,216 of stock-based compensation expense, respectively, included in software development costs and royalties.

The increase in net revenue primarily reflects higher sales of titles from our Grand Theft Auto franchise predominantly due to our release of Grand Theft Auto IV in the second quarter of 2008. Total net revenue generated from our Grand Theft Auto titles was $581.4 million higher in the 2008 period. Our Midnight Club franchise also contributed $66.7 million to the increase in net revenue in the 2008 period due to the release of Midnight Club: Los Angeles in October 2008. In addition, we have seen continued success of our Carnival Games franchise, which debuted in the fourth quarter of 2007 with Carnival Games for the Wii and increased net revenue by $53.3 million in 2008 and growth in our family-oriented game market with the release of Dora the Explorer and Go, Diego, Go! titles based on top rated Nickelodeon television shows which contributed $17.3 million in net revenue in 2008. Furthermore, net revenue generated from our sports business increased by $9.2 million due to our release of Top Spin 3 in 2008, partially offset by a decrease in revenue due to the performance of our Major League Baseball franchise. These increases were partially offset by lower revenue earned from our titles The Darkness, The Elder Scrolls IV®, Fantastic Four: Rise of the Silver Surfer and Ghost Rider™ and which were $112.0 million higher in the prior period, reflecting sales generated in connection with their release in the third quarter of 2007. Also, BioShock, which was released on the PS3 in the fourth quarter of 2008 and on the Xbox 360 and PC in the fourth quarter of 2007, had lower net revenue of $54.7 million in 2008 compared to 2007.

Consumer demand for the PS3, Xbox 360 and Wii systems increased in 2008, helping to boost our sales on current generation platforms. Sales on current generation platforms accounted for approximately 82.3% of our total net publishing revenue in the 2008 period. PS3 and Xbox 360 software sales for 2008 increased from 2007 by $347.0 million and $281.5 million, respectively, primarily due to the success of Grand Theft Auto IV. Wii software sales accounted for $112.0 million of our net publishing revenue in 2008, reflecting higher sales of Carnival Games and an increase in the number of titles we released on the Wii such as Major League Baseball® 2K8 and Top Spin 3. Sales on the prior generation platforms decreased by $96.3 million, mainly reflecting decreased sales of Fantastic Four: Rise of the Silver Surfer and Grand Theft Auto: Vice City Stories in 2008. We expect sales on the prior generation platforms to continue to decline as a result of the hardware transition and have therefore reduced the number of titles in development for these platforms. We have reduced pricing on several of our software titles for the prior generation platforms as the current generation hardware installed base grows. Handheld sales increased by $13.3 million, primarily due to the release of Midnight Club: LA Remix on the PSP and sales of our Nickelodeon titles Dora the Explorer and Go, Diego, Go! and Carnival Games that released on the DS. PC sales decreased by $52.5 million, primarily due to decreased sales of BioShock and The Elder Scrolls IV: The Shivering Isles™, which were released in 2007.

Gross profit as a percentage of net revenue increased significantly due to the release of Grand Theft Auto IV in 2008, as this title was internally developed and the intellectual property is wholly-owned. Product costs decreased as a percentage of net revenue, primarily due to the volume based manufacturing discounts we received related to the release of Grand Theft Auto IV. Internal royalties increased as a percentage of net revenue, again reflecting increased sales of our Grand Theft Auto titles.

Excluding the impact of Grand Theft Auto IV, product costs as a percentage of net revenue decreased slightly, mainly due to the 2007 period which included a $5.2 million impairment charge related to intellectual property. Software development costs and royalties decreased in 2008 as a percentage of net revenue, mainly due to a larger share of revenues generated from internally developed titles. Internal royalty costs as percentage of net revenues remained relatively consistent with the prior year. License costs increased slightly as a percentage of net revenue due to both higher royalty expense and lower revenue generated from our Major League Baseball license, partially offset by lower licensing rates in connection with other 2008 titles, including Don King Presents: Prizefighter and Top Spin 3. Gross profit as a percentage of net revenue, excluding the impact of Grand Theft Auto IV, increased by 2.3% in the 2008 period, mainly due a higher proportion of internally developed titles including Bully: Scholarship Edition, Midnight Club: Los Angeles, Sid Meier's Civilization® Revolution™, and Top Spin 3 and the continued success of Carnival Games. In addition, in 2008 our NBA 2K9 title had higher gross margins than its predecessor game due to higher revenues on a comparable amount of software development costs.

Revenue earned from licensing our intellectual property to third parties increased to $33.2 million in 2008 from $30.8 million in 2007, primarily due to our October 2008 release of Grand Theft Auto IV for the PS3 and Xbox 360 in Japan, which was partially offset by the July 2007 release of Grand Theft Auto: Liberty City Stories for the PS2 and PSP in Japan. We recognize higher gross profit margins on revenue earned in connection with licensing our products.

Revenue earned outside of North America accounted for approximately 43.5% of our net revenue in 2008 compared to 34.7% in 2007. This increase was primarily attributable to our simultaneous global release of Grand Theft Auto IV and Midnight Club: Los Angeles for the PS3 and Xbox 360. Foreign exchange rates increased revenue by approximately $20.4 million in 2008.

Distribution

(thousands of dollars)	2008	%	2007	%	Increase	% Increase
Net revenue	$307,936	100.0%	$289,450	100.0%	$18,486	6.4%
Cost of goods sold	280,716	91.2%	262,344	90.6%	18,372	7.0%

Gross profit	$27,220	8.8%	$27,106	9.4%	$114	0.4%

Net revenue associated with software for current generation platforms increased $29.5 million and hardware sales increased $16.8 million, reflecting increased availability of current generation platforms, especially the Wii. In addition, PC software sales increased $6.8 million. Offsetting the current year increases were lower sales of prior generation software of $19.1 million, reflecting a shift in consumer demand for newer software. We experienced a decline in software sales for Nintendo handheld devices and peripherals of $15.9 million.

In September 2008, we sold certain assets of our distribution segment, including warehouse management, processing and value-added service operations of our distribution facility, to Ditan. In addition, we agreed to outsource the pick, pack, ship and warehousing functions for our publishing and distribution businesses to Ditan. This arrangement did not have a material impact on our gross margins in the current year but we do anticipate improved gross margins in 2009 because the arrangement will then have been in effect for a full year.

Foreign currency exchange rates increased net revenue by approximately $5.8 million in 2008, as a result of a stronger Canadian dollar throughout most of 2008 and an increased proportion of international sales. The decrease in gross margin mainly related to a $3.7 million write-down of inventory in 2008 in conjunction with our plan to reduce the number of titles that we manage and distribute in order to focus on higher gross margin products and improve the division's operating efficiency. Excluding the write-down of inventory, the gross margin would have increased to 10.0% in 2008, primarily due to increased bundling of software with hardware.

Operating Expenses

(thousands of dollars)	2008	% of net revenue	2007	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$167,380	10.9%	$130,652	13.3%	$36,728	28.1%
General and administrative	171,440	11.2%	150,432	15.3%	21,008	14.0%
Research and development	63,929	4.2%	48,455	4.9%	15,474	31.9%
Business reorganization and related	4,478	0.3%	17,467	1.8%	(12,989)	(74.4)%
Depreciation and amortization	25,755	1.7%	27,449	2.8%	(1,694)	(6.2)%

Total operating expenses(1)	$432,982	28.2%	$374,455	38.1%	$58,527	15.6%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2008	2007
Selling and marketing	$2,370	$1,232
General and administrative	19,678	7,080
Research and development	4,878	3,735
Business reorganization and related	—	2,066

Selling and marketing

Selling and marketing expenses decreased as a percentage of net revenue in 2008, reflecting the revenue contribution of Grand Theft Auto IV. However costs increased $36.7 million compared to the prior year primarily due to:

  i.
  an increase in advertising expense of $22.7 million, mainly related to the releases of Grand Theft Auto IV and Midnight Club: Los Angeles;

  ii.
  a $9.0 million increase in personnel costs, mainly resulting from higher incentive compensation expense that was based on overall company performance, higher stock-based compensation costs due to timing of awards and severance costs incurred in our European territories; and

  iii.
  a $2.6 million increase related to expansion initiatives in Asia Pacific markets, trade shows and promotional events related to Grand Theft Auto IV and Midnight Club: Los Angeles.

General and administrative

General and administrative expenses increased $21.0 million in 2008 as compared to 2007 primarily due to:

  i.
  an increase of $15.2 million for management fees and stock-based compensation expensed in connection with our service agreement with ZelnickMedia;

  ii.
  $11.1 million of legal and consulting expenses related to the EA offer; and

  iii.
  an increase of approximately $3.4 million in personnel costs mainly related to an increase in incentive compensation that was based on overall company performance in fiscal 2008; partially offset by

  iv.
  a decrease of approximately $5.3 million in personnel costs mainly resulting from our business reorganization initiatives.

General and administrative expenses for 2008 and 2007 also includes occupancy expense (primarily rent, utilities and office expenses) of $13.6 million and $14.9 million, respectively, related to our development studios.

Research and development

Research and development expenses increased $15.5 million in 2008 compared to 2007 primarily due to:

  i.
  a $12.3 million increase in personnel expense, mainly for higher stock-based compensation costs due to the timing of awards and payroll-related expenses in our European studios, coupled with lower software capitalization rates; and

  ii.
  an increase of $2.1 million in technology related costs, primarily due to studio acquisitions and the acquisition of 2K Czech, formerly known as Illusion Softworks.

Business reorganization and related costs

In 2007 we announced a business reorganization plan to renew and optimize our management and organizational structure. Accordingly, we incurred business reorganization and related expenses of $17.5 million in 2007 consisting of employee termination costs of $10.1 million, $2.9 million of facility related and relocation costs to move our 2K headquarters to California, and $4.4 million in professional fees and other costs related to the replacement of prior management and the election of five new directors to our Board of Directors at our annual stockholders' meeting. In 2008 we substantially completed our business reorganization and incurred costs of $4.5 million consisting mainly of further employee termination, facility related and relocation costs in connection with the closure of two studios. As a result, we do not expect to incur material reorganization charges related to this plan in 2009.

Interest and other, net

(thousands of dollars)	2008	%	2007	%	Increase/ (decrease)	% Increase/ (decrease)
Interest income, net	$695	0.0%	$2,274	0.2%	$(1,579)	(69.4)%
Gain (loss) on sale and deconsolidation	277	0.0%	(4,469)	(0.5)%	4,746	(106.2)%
Foreign exchange gain (loss)	(5,097)	(0.3)%	1,644	0.2%	(6,741)	(410.0)%
Other	415	0.0%	34	0.0%	381	1120.6%

Interest and other, net	$(3,710)	(0.2)%	$(517)	(0.1)%	$(3,193)	617.6%

In 2007, we sold substantially all of the assets, primarily inventory and accounts receivable, of our wholly-owned Joytech video game accessories subsidiary, formerly a component of our publishing segment, to Mad Catz Interactive, Inc. for approximately $3.6 million in cash and notes receivable, resulting in a recognized loss on the sale of $3.1 million. The disposition of Joytech did not involve a significant amount of assets or materially impact our operating results.

Also, in 2007, we recognized a loss of $1.4 million when we deconsolidated the net assets of Blue Castle Games, Inc. ("Blue Castle"), which was previously accounted for, in accordance with FIN 46(R), as a wholly-owned subsidiary and considered to be a variable interest entity. Blue Castle continues to develop certain of our sports titles; however, we are no longer considered to be the primary beneficiary of Blue Castle's profits or losses.

In 2008, we incurred a foreign exchange transaction loss of $5.1 million for the year ended October 31, 2008, reflecting a strengthening United States dollar in the fourth quarter of 2008, compared to a foreign exchange transaction gain of $1.6 million for the year ended October 31, 2007.

Provision for income taxes.    Income tax expense was $15.0 million for the year ended October 31, 2008, as compared to $10.2 million for the year ended October 31, 2007. Our effective tax rate differed from the federal statutory rate due to foreign earnings taxed at lower rates and the application of net operating losses carried forward to 2008 taxable income. The use of the net operating losses enabled the reversal of valuation allowances of $19.3 million in 2008, while the 2007 taxable loss required an increase to the valuation allowance of $40.6 million last year.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income (loss) and earnings (loss) per share.    For the year ended October 31, 2008, net income was $97.1 million, compared to a net loss of $138.4 million for the year ended October 31, 2007. Basic and diluted earnings per share for the year ended October 31, 2008 was $1.29 and $1.28, respectively, compared to a loss per share of $1.93 for the year ended October 31, 2007. Weighted average shares outstanding increased compared to the prior period, mainly due to an increase in the exercise of stock options as a result of a higher average stock price in the 2008 period and the issuance of 1,496,647 shares of restricted stock in connection with our acquisition of 2K Czech, formerly known as Illusion Softworks.

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

(1)
Includes $3,216 and $1,263 of stock-based compensation expense in 2007 and 2006, respectively, included in software development costs and royalties.

Net revenue from our Grand Theft Auto franchise was $103.7 million lower in 2007, reflecting a decrease from the strong sales of Grand Theft Auto: Liberty City Stories for PS2 and PSP in the prior year. In addition, net revenue related to The Elder Scrolls IV: Oblivion, which was released in the second quarter of 2006, was approximately $63.1 million lower in 2007. Partially offsetting the decline in our net revenue were sales of BioShock, our new title that was released in the fourth quarter of 2007 on the Xbox 360 and PC, and which had sales of $85.1 million. In addition, revenue from our baseball titles increased by $38.2 million due to better performance of Major League Baseball® 2K7 compared to its predecessor title and a greater number of product releases, including The BIGS on five platforms and MLB® Power Pros on two platforms.

Although consumer demand for the PS3 system did not increase as quickly as anticipated in 2007, revenue for our titles for that platform accounted for $66.2 million, or 9.6%, of our net publishing revenue. Nintendo's Wii system sold at a stronger than expected rate in 2007; our software sales for the Wii system accounted for $35.5 million, or 5.1%, of our net publishing revenue in 2007. Software sales for the Xbox 360 accounted for 29.7% of net revenue and increased $31.2 million, or 17.9%, again reflecting the 2007 sales of BioShock for this platform of $63.1 million, offset by a decrease of $34.4 million in sales of The Elder Scrolls IV: Oblivion. Software sales for the PSP handheld system decreased $68.9 million in 2007, primarily due to the strong sales of Grand Theft Auto: Liberty City Stories in 2006. Sales for the PS2 and Xbox prior generation systems decreased $81.2 million due to the continuing hardware transition and increased availability of the PS3 and Xbox 360. We have also continued to reduce prices of our software titles for the PS2 and Xbox platforms as the current generation hardware installed base grows. Software sales for PC declined $31.6 million, or 25.3%, primarily due to a $28.7 million decrease in revenue for sales of The Elder Scrolls IV: Oblivion for PC, and a $14.1 million decrease in sales of our Sid Meier's Civilization series, both of which were released in 2006. The decrease was partially offset by sales of BioShock for the PC of $22.0 million in 2007.

Product costs as a percentage of net revenue remained relatively consistent compared to 2006. Software development costs decreased in 2007, reflecting the above average external royalty costs for The Elder Scrolls IV: Oblivion and approximately $18.8 million of impairment charges for unreleased titles in 2006. We recorded $4.1 million of impairment charges for unreleased titles in 2007. In addition, in 2007 we were able to realize a significant increase in the gross profit margin of our internally developed titles, particularly BioShock and our sports products. Both Major League Baseball 2K7 and our NBA 2K series had significantly higher gross margins than their predecessor games due to higher revenues on a comparable amount of software development costs. Internal royalty expense was lower as a percentage of net revenue in 2007 as a result of fewer Rockstar titles being released and significantly lower sales of Grand Theft Auto products. License expense was a greater percentage of net revenue in 2007, reflecting the releases of All-Pro Football 2K8, Fantastic Four: Rise of the Silver Surfer, Ghost Rider and The Darkness, compared to 24: The Game, The Da Vinci Code, and Torino 2006™ in 2006. Sports licensing costs, however, were a lower percentage of net revenue, particularly for our baseball titles where we had a greater number of products released and higher overall revenues than in 2006.

Revenue earned from licensing our intellectual property to third parties increased to $30.8 million in 2007 from $10.9 million in 2006, primarily related to our January 2007 release of Grand Theft Auto: San Andreas for the PS2 and the July 2007 release of Grand Theft Auto: Liberty City Stories for the PS2 and PSP in Japan. We recognize substantially higher gross profit margins on revenue earned in connection with licensing our products.

Revenue earned outside of North America accounted for approximately $239.9 million in 2007 compared to $305.1 million in 2006. The year-over-year decrease was primarily attributable to a decrease in sales of Grand Theft Auto: Liberty City Stories and The Elder Scrolls IV: Oblivion. Foreign exchange rates benefited revenue by approximately $18.7 million in 2007.

Distribution

(thousands of dollars)	2007	%	2006	%	Increase	% Increase
Net revenue	$289,450	100.0%	$284,525	100.0%	$4,925	1.7%
Cost of goods sold	262,344	90.6%	258,815	91.0%	3,529	1.4%

Gross profit	$27,106	9.4%	$25,710	9.0%	$1,396	5.4%

Distribution revenue associated with software sales for current generation platforms increased $23.3 million, which reflected the releases of PS3 and Wii hardware in the first quarter of 2007 and the continuing increase in the installed base of the Xbox 360. Current generation software also has higher price points than their predecessor products. In addition, sales of hardware increased $7.9 million, or 8.4%, due to the introduction of the PS3 and Wii systems. The increase in net revenue was partially offset by a decrease in prior generation software sales of $14.8 million in 2007 as a result of the continued decline in sales volume and average selling price of value and frontline software titles as the gaming industry transitions to current generation platforms. In addition, we experienced a decline in sales of our PC products of $10.0 million, or 18.5%. Foreign currency exchange rates increased net revenue by approximately $2.8 million in 2007. Gross profit margins remained relatively consistent compared to the prior year.

Operating Expenses

(thousands of dollars)	2007	% of net revenue	2006	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$130,652	13.3%	$139,250	13.4%	$(8,598)	(6.2)%
General and administrative	150,432	15.3%	156,191	15.0%	(5,759)	(3.7)%
Research and development	48,455	4.9%	64,258	6.2%	(15,803)	(24.6)%
Business reorganization and related	17,467	1.8%	—	0.0%	17,467	N/M
Impairment of long-lived assets	—	0.0%	15,608	1.5%	(15,608)	N/M
Depreciation and amortization	27,449	2.8%	26,399	2.5%	1,050	4.0%

Total operating expenses(1)	$374,455	38.1%	$401,706	38.7%	$(27,251)	(6.8)%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2007	2006
Selling and marketing	$1,232	$1,256
General and administrative	7,080	13,277
Research and development	3,735	6,135
Business reorganization and related	2,066	—

Selling and marketing

Selling and marketing expenses decreased $8.6 million in 2007 as compared to 2006 primarily due to:

  i.
  $5.3 million more in marketing and promotion expenditures in 2006 mainly attributable to advertising campaigns for our Grand Theft Auto products; and

  ii.
  $2.5 million less in marketing at the annual E3 trade show event in 2007 as a result of the industry wide downsizing of the event compared to past years.

General and administrative

General and administrative expenses decreased $5.8 million in 2007 as compared to 2006 primarily due to:

  i.
  $6.2 million less in stock-based compensation expense, reflecting cost savings associated with the departure of our former management team;

  ii.
  approximately $2.8 million of cost savings in 2007 as a result of our 2006 studio closures, for which we recorded $1.9 million of severance and lease termination expenses in 2006; and

  iii.
  $2.3 million recorded in 2006 related to the relocation of our international publishing headquarters to Geneva, Switzerland, partially offset by;

  iv.
  higher expenses related to information technology system improvements of approximately $2.6 million in 2007.

General and administrative expenses for 2007 and 2006 also includes occupancy expense (primarily rent, utilities and office expenses) of $14.9 million and $15.2 million, respectively, related to our development studios.

Research and development

Research and development expenses decreased $15.8 million in 2007 compared to 2006 primarily due to:

  i.
  approximately $3.5 million of severance expense recorded in 2006 relating to the termination of research and development employees resulting from studio closures; and

  ii.
  $12.3 million higher software capitalization costs as a result of increased development work in progress for technologically feasible current generation platform titles.

Business reorganization and related costs

Business reorganization and related expenses were $17.5 million in 2007. There were no business reorganization expenses incurred in 2006. Business reorganization and related expenses in 2007 include employee termination costs of $10.1 million, primarily as a result of severance for former management and consolidating our international operations. In 2007 we recorded $2.9 million of facility related and relocation costs for our 2K headquarters move to California. In total, we spent $4.4 million on professional fees and other costs related to the replacement of prior management and the election of five new directors to our Board of Directors at our annual stockholders' meeting (rather than the six incumbent directors nominated and recommended by our incumbent Board of Directors), $2.0 million of which was investment banking fees incurred by prior management to consider the possibility of presenting alternative proposals to our stockholders, including a potential sale of the Company.

Impairment of long-lived assets

In 2006, we recorded an impairment charge of $8.1 million related to goodwill and fixed assets at our Joytech subsidiary, a manufacturer and distributor of video game accessories, which operates within our publishing segment. The impairment charges reflected a decline in the fair value of Joytech's business resulting from increased competition and a decline in the price and sales volume of prior generation accessories due to weaker market conditions and the ongoing transition to current generation platforms. Additional impairment charges of approximately $7.5 million were related to the write-off of certain trademarks, acquired intangibles, investments and fixed assets. These write-offs were based on management's assessment of the future value of these assets, including future business prospects and estimated cash flows to be derived from these assets.

Interest and other, net

(thousands of dollars)	2007	%	2006	%	Increase/ (decrease)	% Increase/ (decrease)
Interest income, net	$2,274	0.2%	$2,664	0.3%	$(390)	(14.6)%
Loss on sale and deconsolidation	(4,469)	(0.5)%	—	0.0%	(4,469)	N/M
Foreign exchange gain (loss)	1,644	0.2%	2,176	0.2%	(532)	(24.4)%
Other	34	0.0%	20	0.0%	14	70.0%

Interest and other, net	$(517)	(0.1)%	$4,860	0.5%	$(5,377)	(110.6)%

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

In July 2007, we entered into a credit agreement with Wells Fargo which was amended and restated in November 2007 (the "Amended Credit Agreement"). The Amended Credit Agreement provides for borrowings of up to $140.0 million and is secured by substantially all of our assets and the equity of our subsidiaries. The Amended Credit Agreement expires on July 3, 2012. Revolving loans under the Amended Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate (8.00% at October 31, 2008), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at October 31, 2008). We are also required to pay an annual fee on the unused available balance, ranging from 0.25% to 0.75% based on amounts borrowed.

Availability under the Amended Credit Agreement is restricted by our domestic and United Kingdom based accounts receivable and inventory balance. The Amended Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

As of October 31, 2008 there were $70.0 million of borrowings and $29.0 million was available for additional borrowings. We had $11.6 million of letters of credit outstanding at October 31, 2008 and were in compliance with all covenants and requirements in the Amended Credit Agreement.

We are subject to credit risks, particularly if any of our receivables represent a limited number of customers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due, it could adversely affect our liquidity and working capital position.

Generally, we have been able to collect our accounts receivable in the ordinary course of business. We do not hold any collateral to secure payment from customers. Effective March 1, 2008, we have purchased trade credit insurance on the majority of our customers to mitigate accounts receivable risk.

As of October 31, 2008 and 2007, amounts due from our five largest customers comprised approximately 39.0% and 54.4% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 11.8% and 41.9% of such balance at October 31, 2008 and 2007, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may impact our customers' business and access to capital. We are monitoring the current turmoil in the economy, the global contraction of current credit and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

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

  •
  Contractual advances and royalty payments to third party software developers that expire at various times through November 2010. Guaranteed minimum payments assume satisfactory performance;

  •
  Operating leases, primarily related to occupancy, furniture and equipment, expiring at various times through June 2015; and

  •
  A distribution services agreement to outsource non-core elements (shipping, receiving, warehouse management and related functions) of our publishing and distribution business to Ditan through September 2013.

A summary of annual minimum contractual obligations and commitments as of October 31, 2008 is as follows (in thousands of dollars):

Fiscal year ending October 31,	Licensing and Marketing	Software Development	Operating Leases	Distribution Services	Line of credit	Total
2009	$65,848	$51,524	$16,156	$3,833	$—	$137,361
2010	54,569	13,805	13,325	2,750	—	84,449
2011	59,659	1,120	11,398	1,500	—	73,677
2012	53,008	—	9,496	1,500	70,000	134,004
2013	—	—	7,315	1,250	—	8,565
Thereafter	—	—	3,234	—	—	3,234

Total	$233,084	$66,449	$60,924	$10,833	$70,000	$441,290

In addition to the cash commitments above, we have also entered into acquisition agreements that contain provisions for us to pay contingent cash consideration, typically contingent on the acquired company achieving certain financial, unit sales, or performance conditions. The amount and timing of these payments are currently not fixed or determinable. See Note 5 to the Consolidated Financial Statements for a full discussion of our potential acquisition commitments.

At October 31, 2008, the Company had unrecognized tax benefits of $26.4 million for which we were unable to make a reasonable reliable estimate of the period in which these liabilities will be settled with the respective tax authorities. Thus, these liabilities have not been included in the contractual obligations table. See Note 14 of Notes to Consolidated Financial Statements for additional information.

We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Amended Credit Agreement, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

Our cash and cash equivalents increased by $202.5 million for the year ended October 31, 2008 as follows:

	Year Ended October 31,
(thousands of dollars)
	2008	2007	2006
Cash provided by (used for) operating activities	$151,426	$(64,045)	$43,362
Cash (used for) investing activities	(16,780)	(24,611)	(25,275)
Cash provided by financing activities	77,000	25,694	2,971
Effects of exchange rates on cash and cash equivalents	(9,126)	8,239	4,227

Net increase (decrease) in cash and cash equivalents	$202,520	$(54,723)	$25,285

At October 31, 2008 we had $280.3 million of cash and cash equivalents, compared to $77.8 million at October 31, 2007, an increase of $202.5 million. Cash from operations increased substantially in 2008, primarily because of sales of Grand Theft Auto IV and collection of 2007 accounts receivable from Carnival Games and BioShock. In addition, accounts payable and accrued expenses increased due to product releases at the end of the quarter, holiday season advertising and higher Company performance based compensation. We were also refunded $22.3 million of previously paid income taxes in 2008. Offsetting the increase in cash was an increase in software development costs and licenses which reflects higher development budgets for upcoming products as the installed base of current generation of hardware platforms continues to grow.

Cash used for investing activities includes cash paid to purchase fixed assets as well as contingent consideration payments made for our prior year acquisitions, our current year acquisitions of Rockstar New England, formerly known as Mad Doc Software, and 2K Czech, formerly known as Illusion Softworks, partially offset by the sale of assets to Ditan.

In 2008, we issued 1,496,647 shares of unregistered common stock valued at $27.9 million in connection with our acquisition of 2K Czech. In March 2008, we issued 53,033 shares of our unregistered common stock valued at $1.4 million in connection with our acquisition of Rockstar New England.

Cash provided by financing activities increased from $25.7 million for the year ended October 31, 2007 to $77.0 million for the year ended October 31, 2008, primarily due to net borrowings on our line of credit of $52.0 million in 2008 and an increase in cash received from the exercise of stock options in 2008.

Cash and cash equivalents were negatively impacted by $9.1 million in 2008 as a result of foreign currency exchange movements.

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia and Asia. For 2008 and 2007, approximately 40.7% and 31.3%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Amended Credit Agreement, outstanding balances bear interest at our election of (a) 2.00% to 2.50% above a certain base rate (8.00% at October 31, 2008), or (b) 3.25% to 3.75% above the LIBOR rate with a minimum 4.00% LIBOR Rate (7.25% at October 31, 2008), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense. For instance, if the LIBOR rate were to increase one percentage point (1.0%), our expected annual interest expense would change by approximately $0.7 million based on our outstanding loan balance as of October 31, 2008. A decrease in the LIBOR rate would not have a material impact on interest expense because of the 4.00% minimum LIBOR rate prescribed under our Amended Credit Agreement.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the year ended October 31, 2008, our foreign currency translation adjustment loss was approximately $42.4 million.

For the year ended October 31, 2008, 40.7% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.1%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.1%. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency.

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data appear in a separate section of this report following Part IV. We provide details of our valuation and qualifying accounts in "Note 18—Supplementary Financial Information" to the consolidated financial statements. All schedules have been omitted since the information required to be submitted has been included on the consolidated financial statements or notes thereto or has been omitted as not applicable or not required.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2008. Our independent registered public accounting firm, E&Y, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 61 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during 2008, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Director" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2009. The Company intends to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before February 28, 2009). The Company's Code of Business Conduct and Ethics applicable to its directors and all employees, including senior financial officers, is available on the Company's website at www.take2games.com. If the Company makes any amendment to its Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Report:

(i)
Financial Statements. See Index to Financial Statements on page 59 of this Report.

(ii)
Financial Statement Schedule. See Note 18 to the Consolidated Financial Statements.

(iii)
Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Designation, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.2	Amended and Restated By-laws of Take-Two Interactive Software, Inc.	8-K	4/4/2007	99.3
3.2.1	Amendment dated March 16, 2007 to the Registrant's Bylaws.	8-K	3/22/2007	3(ii)
3.2.2	Amendment dated April 10, 2007 to the Registrant's Bylaws.	8-K	4/13/2007	3(ii)
3.2.3	Amendment to the Amended and Restated By-laws of the Company dated February 14, 2008.	8-K	2/15/2008	3.1
3.2.4	Amendment to the Amended and Restated By-laws of the Company dated March 24, 2008.	8-K	3/26/2008	3.1
3.3	Certificate of Designation of Series B Preferred Stock of Take-Two Interactive Software, Inc., filed as an exhibit to the Company's Registration Statement on Form 8-A on March 26, 2008 and incorporated herein by reference	8-K	3/26/2008	3.2
4.1	Stockholders Rights Agreement, dated as of March 24, 2008 by and between Take-Two Interactive Software, Inc. and American Stock Transfer & Trust Company, as Rights Agent, filed as an exhibit to the Company's Registration Statement on Form 8-A on March 26, 2008 and incorporated herein by reference	8-K	3/26/2008	4.1
10.1	2002 Stock Option Plan+	10-Q	9/8/2005	10.2
10.2	Incentive Stock Plan+	10-Q	9/8/2005	10.1
10.4	Employment Agreement dated February 28, 2007 between the Company and Seth Krauss.	8-K	3/6/2007	10.1
10.6	Management Agreement between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation dated March 30, 2007.	8-K	4/4/2007	99.1

10.8	Employment Agreement between Take-Two Interactive Software, Inc. and Lainie Goldstein dated July 16, 2007.	8-K	7/17/2007	10.1
10.9	Amendment dated July 26, 2007 to the Management Agreement dated March 30, 2007 between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation.	8-K	7/27/2007	99.1
10.1	Licensed Publishing Agreement dated April 1, 2000 between Sony Computer Entertainment America, Inc. and the Company*	8-K	5/8/2002	99.1
10.11	Xbox Publisher License Agreement dated December 14, 2000 between Microsoft Corporation and the Company*	10-K	2/12/2002	10.9
10.12	Confidential License Agreement for Nintendo Game Cube dated September 24, 2001 between Nintendo of America, Inc. and the Company*	10-K	2/12/2002	10.1
10.13	Confidential License Agreement for the Wii Console dated August 20, 2007, between Nintendo of America Inc. and the Company.*	10-Q	9/10/2007	10.1
10.14	Credit Agreement dated as of July 3, 2007, by and among Take-Two Interactive Software, Inc. and each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the Lenders that are signatory thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent.	8-K	7/9/2007	10.1
10.15	Security Agreement dated as of July 3, 2007, made by each of the Grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers.	8-K	7/9/2007	10.2
10.16	Amended and Restated Credit Agreement dated as of November 16, 2007, by and among Take-Two Interactive Software, Inc. and each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the Lenders that are signatory thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent.	8-K	11/20/2007	99.1
10.17	Supplement to Security Agreement dated as of November 16, 2007, made by each of the grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers.	8-K	11/20/2007	99.2
10.18	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002	10-Q	9/16/2002	10.2
10.19	Form of Stock Option Grant Letter	10-K	1/31/2006	10.15

10.20	Xbox 360 Publisher License Agreement dated November 17, 2006, between Microsoft Licensing, GP and the Company	10-Q	6/9/2006	10.1
10.22	Employment Agreement dated November 16, 2007 between the Company and Gary Dale	10-K	12/20/2007	10.22
10.23	Form of Restricted Stock Award Letter—Directors	10-K	12/20/2007	10.23
10.24	Form of Restricted Stock Award Letter—Employees	10-K	12/20/2007	10.24
10.25	Employment Agreement dated August 14, 2008 between the Company and Gary Dale.	10-Q	9/5/2008	10.1
10.26	First Amendment to the Amended and Restated Credit Agreement, dated as of February 7, 2008, by and between Take-Two Interactive Software, Inc. and each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the Lenders that are signatory thereto, Take Two GB Ltd., Wells Fargo Foothill, Inc., as the arranger and administrative agent and CitiCapital Commercial Corporation, as the syndication agent.	8-K	2/13/2008	10.1
10.27	Second Amendment, dated February 14, 2008, to the Management Agreement dated March 30, 2007 between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation.	8-K	2/15/2008	10.1
10.28	Employment Agreement, dated February 14, 2008, by and between Take-Two Interactive Software, Inc. and Benjamin Feder.	8-K	2/15/2008	10.2
10.29	Employment Agreement, dated February 14, 2008, by and between Take-Two Interactive Software, Inc. and Karl Slatoff.	8-K	2/15/2008	10.3
10.30	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan	8-K	3/7/2008	10.1
10.31	Amendment to Employment Agreement, dated March 25, 2008, by and between the Company and Lainie Goldstein	8-K	3/26/2008	10.1
10.32	Amendment to Employment Agreement, dated March 25, 2008, by and between the Company and Seth Krauss	8-K	3/26/2008	10.2
10.33	Amendment to Employment Agreement, dated March 25, 2008, by and between the Company and Gary Dale	8-K	3/26/2008	10.3
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+
Represents a management contract or compensatory plan or arrangement.

*
Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
YEAR ENDED OCTOBER 31, 2008

INDEX TO FINANCIAL STATEMENTS

(All other items in this report are inapplicable)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Take-Two Interactive Software, Inc. at October 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 14 to the consolidated financial statements, Take-Two Interactive Software, Inc. adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of Financial Accounting Standards Board Statement No. 109 and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment effective November 1, 2007 and November 1, 2005, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Take-Two Interactive Software, Inc.'s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 16, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

December 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited Take-Two Interactive Software, Inc.'s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Take-Two Interactive Software, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, Take-Two Interactive Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Take-Two Interactive Software, Inc. as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2008 of Take-Two Interactive Software, Inc. and our report dated December 16, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

December 16, 2008

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	October 31, 2008	October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$280,277	$77,757
Accounts receivable, net of allowances of $68,448 and $63,324 at October 31, 2008 and October 31, 2007, respectively	157,458	104,937
Inventory	104,235	99,331
Software development costs and licenses	113,436	141,441
Prepaid taxes and taxes receivable	23,763	40,316
Prepaid expenses and other	44,605	34,741

Total current assets	723,774	498,523

Fixed assets, net	32,361	44,986
Software development costs and licenses, net of current portion	61,991	34,465
Goodwill	230,809	204,845
Other intangibles, net	26,123	31,264
Other assets	8,294	17,060

Total assets	$1,083,352	$831,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$156,167	$128,782
Accrued expenses and other current liabilities	153,089	146,835
Deferred revenue	56,163	36,544

Total current liabilities	365,419	312,161

Deferred revenue	—	25,000
Line of credit	70,000	18,000
Income taxes payable	26,399	—
Other long-term liabilities	6,416	4,828

Total liabilities	468,234	359,989

Commitments and contingencies
Stockholders' Equity:
Common Stock, $.01 par value, 100,000 shares authorized; 77,694 and 74,273 shares issued and outstanding at October 31, 2008 and October 31, 2007, respectively	777	743
Additional paid-in capital	603,579	513,297
Retained earnings (accumulated deficit)	18,275	(77,747)
Accumulated other comprehensive (loss) income	(7,513)	34,861

Total stockholders' equity	615,118	471,154

Total liabilities and stockholders' equity	$1,083,352	$831,143

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended October 31,
	2008	2007	2006
Net revenue	$1,537,530	$981,791	$1,037,840

Cost of goods sold	988,695	735,034	825,476

Gross profit	548,835	246,757	212,364
Selling and marketing	167,380	130,652	139,250
General and administrative	171,440	150,432	156,191
Research and development	63,929	48,455	64,258
Business reorganization and related	4,478	17,467	—
Impairment of goodwill and long-lived assets	—	—	15,608
Depreciation and amortization	25,755	27,449	26,399

Total operating expenses	432,982	374,455	401,706

Income (loss) from operations	115,853	(127,698)	(189,342)

Interest and other (expense) income, net	(3,710)	(517)	4,860

Income (loss) before income taxes	112,143	(128,215)	(184,482)
Provision for income taxes	15,046	10,191	407

Net income (loss)	$97,097	$(138,406)	$(184,889)

Earnings (loss) per share:
Basic	$1.29	$(1.93)	$(2.60)
Diluted	$1.28	$(1.93)	$(2.60)
Weighted average shares outstanding:
Basic	75,039	71,860	71,012
Diluted	75,943	71,860	71,012

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended October 31,
	2008	2007	2006
Operating activities:
Net income (loss)	$97,097	$(138,406)	$(184,889)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization and write-off of software development costs and licenses	146,102	106,675	146,569
Depreciation and amortization of long-lived assets	25,755	27,449	26,399
Impairment of goodwill and long-lived assets	—	—	15,608
Amortization and write-off of intellectual property	2,350	8,626	10,500
Stock-based compensation	40,387	17,329	21,931
Provision (benefit) for deferred income taxes	(391)	(1,718)	17,360
Loss on disposal of fixed assets	1,306	—	—
Foreign currency transaction loss (gain) and other	5,659	(1,656)	(2,070)
(Gain) loss on sale and deconsolidation	(277)	4,469	—
Changes in assets and liabilities, net of effect from purchases and disposal of businesses:
Accounts receivable, net	(52,421)	39,159	56,651
Inventory	(4,904)	(10,203)	40,707
Software development costs and licenses	(157,076)	(160,643)	(141,985)
Prepaid expenses, other current and other non-current assets	16,831	18,270	(30,086)
Accounts payable, accrued expenses, deferred revenue and other liabilities	31,008	26,604	66,667

Total adjustments	54,329	74,361	228,251

Net cash provided by (used for) operating activities	151,426	(64,045)	43,362

Investing activities:
Purchase of fixed assets	(12,277)	(21,594)	(25,084)
Cash received from sale of business	3,000	2,778	—
Payments for purchases of businesses, net of cash acquired	(7,503)	(5,795)	(191)

Net cash used for investing activities	(16,780)	(24,611)	(25,275)

Financing activities:
Proceeds from exercise of options	25,962	9,503	2,808
Borrowings on line of credit	135,000	18,000	—
Payments on line of credit	(83,000)	—	—
Payment of debt issuance costs	(962)	(1,809)	—
Excess tax benefit on exercise of stock options	—	—	163

Net cash provided by financing activities	77,000	25,694	2,971

Effects of exchange rates on cash and cash equivalents	(9,126)	8,239	4,227

Net increase (decrease) in cash and cash equivalents	202,520	(54,723)	25,285
Cash and cash equivalents, beginning of year	77,757	132,480	107,195

Cash and cash equivalents, end of year	$280,277	$77,757	$132,480

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended October 31,
	2008	2007	2006
Supplemental information of businesses acquired:
Fair value of assets acquired
Current assets	$381	$—	$112
Non-current assets	9,296	—	421
Intangible assets	1,300	—	5,644
Goodwill	29,518	—	12,419
Less, liabilities assumed		—
Current liabilities	(1,519)	—	(200)
Deferred income taxes	—	—	(1,620)

Net assets of businesses acquired, excluding cash	$38,976	$—	$16,776

Net cash paid for businesses acquired	$4,128	$—	$191
Additional consideration in connection with acquisitions	5,620	—	4,085
Deferred contingent consideration	—	—	—
Issuance of common stock in connection with acquisitions	29,228	—	12,500

Total consideration	$38,976	$—	$16,776

	Years Ended October 31,
	2008	2007	2006
Supplemental data:
Interest paid	$3,018	$895	$1,028
Income taxes (received) paid	(16,484)	(13,439)	9,875

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock				Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital	Deferred Compensation			Total Stockholders' Equity
	Shares	Amount
Balance, November 1, 2005	70,667	$707	$451,470	$(12,581)	$245,548	$686	$685,830

Net loss					(184,889)		(184,889)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	6,216	6,216

Comprehensive loss	—	—	—	—	—	—	(178,673)

Reclassification of deferred compensation in connection with the adoption of SFAS 123(R)	—	—	(12,581)	12,581	—	—	—
Proceeds from exercise of stock options	273	2	2,806	—	—	—	2,808
Stock-based compensation			28,413				28,413
Issuance of common stock in connection with acquisition	679	7	12,493	—	—	—	12,500
Issuance of restricted stock, net of forfeitures and cancellations	1,126	11	328	—	—	—	339
Income tax effect of net stock option cancellations and forfeitures			(825)				(825)

Balance, October 31, 2006	72,745	727	482,104	—	60,659	6,902	550,392

Net loss					(138,406)		(138,406)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	27,959	27,959

Comprehensive loss	—	—	—	—	—	—	(110,447)

Proceeds from exercise of stock options	679	7	10,174	—	—	—	10,181
Stock-based compensation	—	—	25,409	—	—	—	25,409
Issuance of restricted stock, net of forfeitures and cancellations	849	9	(2,342)	—	—	—	(2,333)
Income tax effect of stock option cancellations and forfeitures	—	—	(2,048)	—	—	—	(2,048)

Balance, October 31, 2007	74,273	743	513,297	—	(77,747)	34,861	471,154

Net income					97,097		97,097
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	(42,374)	(42,374)

Comprehensive income	—	—	—	—	—	—	54,723

Cummulative effect of adoption of FIN48	—	—	—	—	(1,075)	—	(1,075)
Proceeds from exercise of stock options	1,236	12	25,950	—	—	—	25,962
Stock-based compensation	—	—	35,341	—	—	—	35,341
Issuance of common stock in connection with acquisition	1,550	16	29,212	—	—	—	29,228
Issuance of restricted stock, net of forfeitures and cancellations	635	6	(221)	—	—	—	(215)

Balance, October 31, 2008	77,694	$777	$603,579	$—	$18,275	$(7,513)	$615,118

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment, which consists of Rockstar Games, 2K Games, 2K Sports and 2K Play, develops, markets and publishes software titles for the following leading gaming and entertainment hardware platforms:

Sony	Microsoft	Nintendo
PLAYSTATION® 3	Xbox 360®	Wii™
PlayStation® 2		DS™
PSP® (PlayStation® Portable)

We also develop and publish software titles for the PC. Our distribution segment, which primarily consists of our Jack of All Games subsidiary, distributes our products as well as third party software, hardware and accessories to retail outlets primarily in North America.

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries and of entities for which the Company is deemed to be the primary beneficiary as defined in FASB Interpretation No. 46(R) ("FIN 46"), "Consolidation of Variable Interest Entities." All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of software development costs, licenses and intangibles, valuation of inventories, realization of deferred income taxes, the adequacy of allowances for sales returns, price concessions and doubtful accounts, accrued liabilities, the service period for deferred net revenue, the valuation of stock-based transactions and assumptions used in our goodwill impairment test. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates.

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At October 31, 2008 and 2007 we had $3,199 and $3,538, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying balance sheet because its use was restricted.

We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies. From time to time, we use forward exchange contracts to mitigate foreign currency risk associated with foreign currency assets and liabilities, primarily cash balances and certain inter-company receivables and payables. We do not designate foreign currency forward contracts as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities "SFAS 133". As a result, we mark to market our foreign currency forward contracts each period and any gains and losses are recognized in net income. At October 31, 2008, we had no outstanding foreign currency forward contracts.

Concentration of Credit Risk and Accounts Receivable

We maintain cash balances at several major financial institutions. While we attempt to limit credit exposure with any single institution, balances often exceed insurable amounts.

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 40.2%, 51.1% and 49.4% of net revenue in each of the three years ended October 31, 2008, 2007, and 2006, respectively. As of October 31, 2008 and 2007, the five largest customers accounted for 39.0% and 54.4% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 11.8% and 41.9% of such balances at October 31, 2008 and 2007, respectively. Except for the largest customers noted above, all receivable balances from the remaining individual customers are less than 10% of our net receivable balance. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

Inventory

Inventory is stated at the lower of average cost or market. We periodically evaluate the carrying value of our inventory and make adjustments as necessary. Estimated product returns are included in the inventory balance at their cost.

Software Development Costs and Licenses

Capitalized software development costs include direct costs incurred for internally developed titles and payments made to third party software developers under development agreements.

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

We enter into agreements with third party developers that require us to make advance payments for game development and production services. In exchange for our advance payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements allow us to fully recover the advance payments to the developers at an agreed upon royalty rate earned on the subsequent retail sales of such software, net of any agreed upon costs. We capitalize all advance payments to developers as software development costs. On a product-by-product basis, we reduce software development costs and record a corresponding amount of research and development expense for any costs incurred by third party developers prior to establishing technological feasibility of a product. We typically enter into agreements with third party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. When we contract with third party developers, we generally select third party developers that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

Licenses consist of payments and guarantees made to holders of intellectual property rights for use of their trademarks, copyrights or other intellectual property rights in the development of our products. Agreements with license holders generally provide for guaranteed minimum royalty payments for use of their intellectual property. Guaranteed minimum payments are initially recorded as an asset (licenses) and as a liability (accrued licenses) upon execution of a licensing agreement, provided that no significant performance remains to be completed by the licensor. When significant performance remains to be completed by the licensor, we record payments when actually paid.

Certain licenses, especially those related to our sports products, extend over multi-year periods and encompass multiple game titles. In addition to guaranteed minimum payments, these licenses frequently contain provisions that could require us to pay royalties to the license holder based on pre-agreed unit sales thresholds.

Amortization of capitalized software development costs and licenses commences when a product is released and is recorded on a title-by-title basis in cost of goods sold. For capitalized software development costs amortization is calculated using (1) the proportion of current year revenues to the total revenues expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated useful life of the title, whichever is greater. For capitalized licenses, amortization is calculated as a ratio of (1) current period revenues to the total revenues expected to be recorded over the remaining life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater.

At each balance sheet date, or earlier if an indicator of impairment exists, we evaluate the recoverability of capitalized software costs, licenses and any other unrecognized minimum commitments that have not been paid, using an undiscounted future cash flow analysis. We use various measures to evaluate expected product performance and estimate future revenues for our software titles including historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based. When management determines that the value of a title is unlikely to be recovered by product sales, capitalized costs are charged to cost of goods sold in the period in which such determination is made.

We have established internal royalty programs that allow that certain of our employees participate in the success of software titles that they assist in developing. Royalties earned by employees under this program are recorded as cost of goods sold as they are incurred.

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

Goodwill and Intangible Assets

Goodwill is the excess of purchase price paid over identified intangible and tangible net assets of acquired companies. Intangible assets consist of trademarks, intellectual property, non-compete agreements, customer lists and acquired technology. Certain intangible assets acquired in a business combination are recognized as assets apart from goodwill. Identified intangibles other than goodwill are generally amortized using the straight-line method over the period of expected benefit ranging from three to ten years, except for intellectual property, which is a usage-based intangible asset that is amortized using the shorter of the useful life or expected revenue stream.

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

In fiscal 2006, we incurred impairment charges recorded in operating expenses of $15,608 related to write-offs of fixed assets, trademarks and other assets for the closure of underperforming development studios and goodwill and fixed asset impairment in connection with our 2006 goodwill impairment testing. All of such costs were recorded in our publishing segment.

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

We recognize revenue upon the transfer of title and risk of loss to our customers. We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition," in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, "Revenue Recognition." Accordingly, we recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60 day terms. Advances received for licensing and exclusivity arrangements are reported on the balance sheet as deferred revenue until we meet our performance obligations, at which point we recognize the revenue.

Some of our software products provide limited online functionality at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer revenue related to products containing such online features. We determine whether our products contain substantial online functionality by evaluating the significance of the development effort and the nature of the online features, the extent of anticipated marketing focus on the online features; the significance of the online features to the customers' anticipated overall gameplay experience, and the significance of our post sale obligations to customers. Overall, online play functionality is still an emerging area for us, and we continue to monitor this developing functionality and its significance to our products.

Certain of our software products include in-game advertising for third party products. Advance payments received for in-game advertising are reported on the balance sheet as deferred revenue until we meet our performance obligations, at which point we recognize the revenue, which is generally at the time of the initial release of the product.

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

Consideration Given to Customers and Received from Vendors

We have various marketing arrangements with retailers and distributors of our products that provide for cooperative advertising and market development funds, among others, which are generally based on single exchange transactions. Such amounts are accrued as a reduction to revenue at the later of: (1) The date at which the related revenue is recognized by the vendor, or (2) the date at which the sales incentive is offered, except for cooperative advertising which is included in selling and marketing expense if there is a separate identifiable benefit and the benefit's fair value can be established.

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

Advertising

We expense advertising costs as incurred. Advertising expense for the years ended October 31, 2008, 2007, and 2006 amounted to $101,374, $78,004 and $83,533, respectively.

Earnings (Loss) per Share

Basic earnings per share ("EPS") is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding and common stock equivalents, which includes shares of common stock issuable upon the exercise of stock options, restricted stock and warrants outstanding during the same period. The computation for diluted number of shares excludes those unexercised stock options and warrants, which are antidilutive. For the years ended October 31, 2007 and 2006, all common stock equivalents were excluded from our computation of diluted weighted average shares outstanding because their effect would have been antidilutive due to the net loss for those periods. The number of antidilutive common stock equivalents excluded was approximately 3,651,000, 5,624,000 and 7,208,000 for the years ended October 31, 2008, 2007 and 2006, respectively.

In addition, for the year ended October 31, 2008, we have excluded from our diluted earnings per share calculations 900,000 shares of market based restricted stock awarded to ZelnickMedia Corporation ("ZelnickMedia") because the issuance of such shares is subject to the achievement of certain performance obligations. See Note 15 of the Notes to Consolidated Financial Statements for further information regarding ZelnickMedia restricted stock awards.

	Years ended October 31,
(thousands of shares)
	2008	2007	2006
Basic shares	75,039	71,860	71,012
Dilutive effect of equity incentive plans	904	—	—

Diluted shares	75,943	71,860	71,012

Stock-based Compensation

We have issued stock-based compensation to employees and non-employee consultants, such as ZelnickMedia.

The estimated fair value of service based stock option awards is calculated using the Black-Scholes pricing model and is amortized to expense on a straight-line basis over the vesting period, generally three years. Service based restricted stock awards are valued using the Company's closing stock price on the date of grant and are amortized to expense on a straight-line basis over their vesting period, also typically three years. Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time.

Market based restricted stock is typically awarded to executive level employees and non-employee consultants. We estimate the value of market based awards using the Monte Carlo Simulation method which also takes into account the probability that the market conditions of the award will be achieved. We have issued market based awards that vest based on a variety of conditions: (1) the correlation of the return of our common stock price relative to companies in the NASDAQ Industrial Index; (2) internal profitability metrics; and (3) appreciation in the price of our common stock. Market based awards are amortized over the estimated derived service period, which typically ranges from three to four years.

Stock-based compensation issued to non-employees is subject to variable accounting. We remeasure the value of such awards at each balance sheet date and adjust the value of the award based on the closing price of our common stock. Changes in the value of the award from period to period are recognized as stock-based compensation expense in our statement of operations over the vesting period of the award, generally three years.

Because we adopted the provisions of SFAS 123(R) on November 1, 2006, outstanding stock option awards that were not vested as of October 31, 2005 are recognized as compensation expense in the statement of operations over the remaining requisite service period. We measure compensation cost for all outstanding unvested stock-based awards based on estimated fair values and recognize compensation over the service period for awards expected to vest.

See Note 15 for a full discussion of our stock-based compensation arrangements.

Foreign Currency

The functional currency for our foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in income in the period in which they occur, except on inter-company balances considered to be long term. Transaction gains and losses on inter-company balances considered to be long term are recorded in other comprehensive income (loss). Foreign exchange transaction loss included in net income for the year ended October 31, 2008 amounted to $5,097. Foreign exchange transaction gains included in net loss for the years ended October 31, 2007 and 2006 amounted to $1,644 and $2,176, respectively.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (November 1, 2008 for the Company), and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 (November 1, 2009 for the Company), and interim periods within those fiscal years for items within the scope of this FSP. On October 10, 2008 the FASB issued FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157, in a market that is not active. We do not expect that the adoption of SFAS 157, FSP FAS 157-2 and FSP FAS 157-3 will have a material effect on our consolidated financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (November 1, 2008 for the Company), with earlier adoption permitted. We did not adopt SFAS 159 prior to November 1, 2008 and do not expect it to have a material effect on our consolidated financial position, cash flows or results of operations.

In June 2007, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus conclusion on EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 (November 1, 2008 for the Company), and requires prospective application for new contracts entered into after the effective date. We do not expect that the adoption of EITF 07-03 will have a material effect on our consolidated financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. We are evaluating the impact that the adoption of SFAS 141(R) will have on our consolidated financial position, cash flows or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (November 1, 2009 for the Company), and early adoption is prohibited. We do not expect that the adoption of FSP FAS 142-3 will have a material effect on our consolidated financial position, cash flows or results of operations.

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), which is effective for financial statements issued for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation. The Company is assessing the impact of adoption of FSP EITF 03-6-1 on its results of operations.

2.     RECENT DEVELOPMENTS

During the year ended October 31, 2008, Electronic Arts Inc. ("EA") extended a tender offer to our stockholders (the "Offer") to acquire all outstanding shares of our Common Stock. Our Board of Directors, upon the advice of its financial and legal advisors, unanimously determined that the Offer was inadequate and recommended that stockholders not accept it. The Offer was extended several times through August 2008, at which time the Offer expired. Our management and Board commenced a formal process to review strategic alternatives beginning in April 2008 that included discussions with potential interested parties. In October 2008, we announced the conclusion of our strategic review process. We incurred $11,070 of costs in 2008 related to the EA Offer and our strategic review process which are recorded in general and administrative expenses.

3.     MANAGEMENT AGREEMENT

In March 2007, we began operating under a management services agreement with ZelnickMedia (the "Management Agreement"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman. In addition, we have entered into employment agreements with Ben Feder and Karl Slatoff to serve as our Chief Executive Officer and Executive Vice President, respectively. Both Mr. Feder and Mr. Slatoff are partners of ZelnickMedia. The Management Agreement expires in October 2012 and provides for an annual management fee of $2,500 ($750 prior to the amendment that was effective as of April 1, 2008) and a maximum bonus of $2,500 per fiscal year ($750 prior to the amendment that was effective as of April 1, 2008) based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services under the Management Agreement, we recorded consulting expense (a component of general and administrative expenses) of $3,674 and $649 for the years ended October 31, 2008 and 2007, respectively.

Pursuant to the Management Agreement, we also issued stock-based compensation to ZelnickMedia. See Note 15 for a discussion of the such awards.

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

Our 2008 reorganization expense was mainly comprised of costs to close two development studios in the third quarter of 2008. The studio closures represent the finalization of our 2007 reorganization plan and included severance costs, relocation expenses, facility related costs (including fixed assets and lease termination costs) and professional fees.

As of October 31, 2008, our management and business reorganization was substantially complete. The following table summarizes the activity in accrued business reorganization costs:

	Employee termination costs	Facility related and relocation costs	Professional fees and other	Total business reorganization and related costs
Costs incurred through October 31, 2007	$10,143	$2,947	$4,377	$17,467
Utilization through October 31, 2007:
Non-Cash	(2,065)	—	—	(2,065)
Cash	(7,362)	(2,350)	(4,225)	(13,937)

Accrual as of October 31, 2007(a)	$716	$597	$152	$1,465

Costs incurred for the year ended October 31, 2008	2,028	1,902	548	4,478
Utilization for the year ended October 31, 2008:
Non-Cash	—	(446)	—	(446)
Cash	(2,509)	(1,426)	(466)	(4,401)

Accrual as of October 31, 2008(a)	$235	$627	$234	$1,096

Total costs incurred through October 31, 2008	$12,171	$4,849	$4,925	$21,945

(a)
Included in accrued expenses and other current liabilities

5.     BUSINESS ACQUISITIONS AND CONSOLIDATION

During the three years ended October 31, 2008, we consummated the acquisitions described below, which largely reflect our strategy to diversify our business by adding experienced development studios, intellectual properties and talented personnel resources to our existing infrastructure. The acquisitions were not considered to be material to our consolidated statements of operations, individually or in the aggregate. The results of operations and financial positions of these acquisitions are included in our consolidated financial statements from their respective acquisition dates forward and therefore affect comparability from period to period. During the year ended October 31, 2008, we paid contingent consideration of $3,375 for our prior year acquisitions.

Acquired Business	Acquisition Date	Cash and Development Advances Paid	Value of Stock Issued	Goodwill Recorded on Acquisition Date	Capitalized Software and Identified Intangible Assets	Contingent Consideration
Mad Doc Software LLC	March 2008	$4,715	$1,353	$4,617	$1,275	Up to $15,000 payable in cash or stock, based on meeting certain employment provisions and future product sales.
Illusion Softworks	December 2007	5,033	27,875	24,901	8,200	Up to $10,000 based on future product sales.
Firaxis Games, Inc.	November 2005	2,942	12,500	11,085	5,644	Up to $11,250 based on future product sales, of which $6,188 was paid as of October 31, 2008.

In March 2008, we acquired the assets of Rockstar New England, formerly known as Mad Doc Software LLC ("Rockstar New England"), an independent development studio in North America and developer of the Bully franchise. Total consideration paid upon acquisition was $6,068, consisting of $3,740 in cash, 53,033 shares of our unregistered common stock and $975 of development advances paid prior to the acquisition. The terms of the transaction also include additional contingent deferred payments of up to $15,000 payable in cash or stock, based on meeting certain employment provisions, the release of several titles, and achievements based on sales of specific titles. The goodwill recorded in connection with this acquisition is deductible for tax purposes.

In December 2007, we acquired all of the outstanding capital stock of 2K Czech, formerly known as Illusion Softworks, a.s. ("2K Czech"), the Czech Republic developer of the Mafia video game franchise. The acquisition reflects our strategy to add high-value intellectual property and development studios to our portfolio. Total consideration paid upon acquisition was $32,908, consisting primarily of 1,496,647 shares of our unregistered common stock and $4,645 of development advances paid prior to the acquisition. The terms of the transaction also include additional contingent deferred payments in cash and stock of up to $10,000, which is expected to be allocated between purchase price and employee compensation expense when the conditions requiring their payment are met. We are currently evaluating the opportunity to claim tax deductions for the goodwill.

In November 2005, we acquired all of the outstanding capital stock of Firaxis Games, Inc., a developer of PC and strategy titles, including the Sid Meier's Civilization franchise. Total consideration paid upon acquisition was $15,442 including 678,683 shares of our unregistered common stock and $4,085 of development advances paid prior to the acquisition. We also agreed to make additional contingent deferred cash payments of up to $11,250 based on future product sales, of which approximately $10,000 will be recorded as additional purchase price and $1,250 will be recorded as employee compensation expense when the conditions requiring their payment are met. The goodwill recorded in connection with this acquisition is not deductible for tax purposes.

6.     INVENTORY

As of October 31, 2008 and 2007, inventory consisted of:

	October 31, 2008	October 31, 2007
Finished products	$96,139	$91,512
Parts and supplies	8,096	7,819

Inventory	$104,235	$99,331

Estimated product returns included in inventory at October 31, 2008 and 2007 were $9,394 and $9,758, respectively.

7.     SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our capitalized software development costs and licenses were as follows:

	October 31, 2008		October 31, 2007
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$72,381	$39,508	$122,307	$7,869
Software development costs, externally developed	37,422	20,495	8,572	24,297
Licenses	3,633	1,988	10,562	2,299

Software development costs and licenses	$113,436	$61,991	$141,441	$34,465

Software development costs and licenses as of October 31, 2008 and October 31, 2007 included $136,687 and $153,121, respectively, related to titles that have not been released.

Amortization and impairment of software development costs and licenses for the years ended October 31, 2008, 2007 and 2006 were as follows:

	Years Ended October 31,
	2008	2007	2006
Amortization and impairment of software development costs	$159,563	$109,891	$147,832
Less: Portion representing stock-based compensation	(13,461)	(3,216)	(1,263)

Amortization and impairment, net of stock-based compensation	$146,102	$106,675	$146,569

8.     FIXED ASSETS, NET

As of October 31, 2008 and 2007, fixed assets consisted of:

	October 31,
	2008	2007
Computer equipment	$31,002	$30,628
Office equipment	4,517	11,315
Computer software	23,345	23,832
Furniture and fixtures	4,989	5,535
Leasehold improvements	22,378	25,521

	86,231	96,831
Less: accumulated depreciation	53,870	51,845

Fixed assets, net	$32,361	$44,986

Depreciation expense for the years ended October 31, 2008, 2007, and 2006, was $21,526, $24,115 and $21,771, respectively.

9.     GOODWILL AND INTANGIBLE ASSETS, NET

We assess goodwill for impairment in the fourth quarter of each fiscal year, or more frequently if circumstances indicate impairment may have occurred. For the fiscal years 2008 and 2007 we did not recognize an impairment loss on goodwill. In fiscal 2006, we recorded a goodwill impairment charge of $6,341 related to our former Joytech subsidiary, a manufacturer and distributor of video game accessories and peripherals, which operated within our publishing segment. The impairment charge was recorded as a component of operating expenses.

The change in our goodwill balance by operating segment was as follows:

	Publishing	Distribution	Total
Balance at November 1, 2006	$163,957	$23,724	$187,681
Additions and adjustments	4,314	—	4,314
Currency translation adjustment	11,876	974	12,850

Balance at October 31, 2007	180,147	24,698	204,845

Additions and Adjustments	33,021	—	33,021
Currency translation adjustment	(6,489)	(568)	(7,057)

Balance at October 31, 2008	$206,679	$24,130	$230,809

The following table sets forth the components of the intangible assets subject to amortization:

		October 31, 2008			October 31, 2007
	Estimated Useful Lives (Years)
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	7-10	$13,777	$(10,817)	$2,960	$15,315	$(9,998)	$5,317
Customer lists and relationships	5-10	4,674	(4,107)	567	4,673	(3,831)	842
Intellectual property	2-6	26,956	(6,399)	20,557	26,859	(5,323)	21,536
Non-compete	5-10	6,186	(4,690)	1,496	5,755	(3,941)	1,814
Technology	3	4,308	(3,765)	543	4,313	(2,558)	1,755

		$55,901	$(29,778)	$26,123	$56,915	$(25,651)	$31,264

The change in the gross carrying amount of intangibles for the years ended October 31, 2008 and 2007 was as follows:

	October 31,
	2008	2007
Beginning balance	$56,915	$110,764
Recognized in connection with acquisitions	1,300	—
Other purchases of intangible assets	—	13
Impairment charges	(2,498)	(7,000)
Write-off of fully amortized assets	—	(46,649)
Other	184	(213)

Ending balance	$55,901	$56,915

Amortization of intangible assets is included in our statement of operations as follows:

	Years ended October 31,
	2008	2007	2006
Cost of goods sold	$2,350	$3,462	$9,372
Depreciation and amortization	4,229	3,334	4,628

Total amortization of intangible assets	$6,579	$6,796	$14,000

Estimated future amortization of intangible assets that will be recorded in cost of goods sold and operating expenses for the years ending October 31 is as follows:

2009	$7,042
2010	6,342
2011	6,912
2012	3,181
2013	2,542
Thereafter	104

Total	$26,123

10.   CREDIT AGREEMENT

In July 2007, we entered into a credit agreement with Wells Fargo which was amended and restated in November 2007 (the "Amended Credit Agreement"). The Amended Credit Agreement provides for borrowings of up to $140,000 and is secured by substantially all of our assets and the equity of our subsidiaries. The Amended Credit Agreement expires on July 3, 2012. Revolving loans under the Amended Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate (8.00% at October 31, 2008), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at October 31, 2008), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay an annual fee on the unused available balance, ranging from 0.25% to 0.75% based on amounts borrowed.

As of October 31, 2008 and October 31, 2007, we had borrowings outstanding of $70,000 and $18,000 and had $28,964 and $72,000 available for borrowings, respectively. We recorded $2,827 and $964 of interest expense and fees related to the Amended Credit Agreement for the period ended October 31, 2008 and 2007, respectively.

Availability under the Amended Credit Agreement is restricted by our domestic and United Kingdom based accounts receivable and inventory balance. The Amended Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25,000. Outstanding letters of credit reduce availability under the revolving line of credit. We had $11,560 and $10,000 of letters of credit outstanding at October 31, 2008 and 2007, respectively.

The Amended Credit Agreement substantially limits us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Amended Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Amended Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30,000 (including available borrowings under the credit facility), based on a 30-day average. As of October 31, 2008, we were in compliance with all covenants and requirements outlined in the Amended Credit Agreement.

Debt issuance costs capitalized in connection with the Amended Credit Agreement totaled $2,770 and are being amortized over the five year term of the Credit Facility. Amortization related to these costs is included in interest expense in the consolidated statements of operations.

11.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of October 31, 2008 and 2007 consisted of:

	October 31, 2008	October 31, 2007
Compensation and benefits	$40,293	$30,968
Software development costs	39,803	41,500
Licenses	13,594	14,614
Income tax payable	13,263	22,937
Professional fees	7,618	7,281
Marketing and promotions	7,430	4,035
Rent and deferred rent obligations	6,732	9,889
Deferred Consideration for Acquisitions (Firaxis)	921	1,000
Deferred tax liability	—	5,841
Other	23,435	8,770

Total	$153,089	$146,835

12.   LEGAL AND OTHER PROCEEDINGS

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries as described below in this section. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, financial condition, results of operations or cash flows. In addition to the matters described herein, we are, or may become, involved in routine litigation in the ordinary course of business which we do not believe to be material to our business, financial condition, results of operations or cash flows.

Consumer Class Action—Grand Theft Auto: San Andreas.    In July 2005, we received four complaints for purported class actions, which were consolidated in the U.S. District Court for the Southern District of New York. The plaintiffs, alleged purchasers of our Grand Theft Auto: San Andreas game, assert that we engaged in consumer deception and false advertising, breached an implied warranty of merchantability and were unjustly enriched as a result of our alleged failure to disclose that Grand Theft Auto: San Andreas contained "hidden" content. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. Although the Court previously granted preliminary approval of a settlement of the foregoing consumer class action lawsuits, in July 2008 the Court refused to certify the proposed settlement class on the basis that, under controlling case law issued after the parties negotiated the settlement, the plaintiffs could no longer meet their burden of showing that the case could proceed on the proposed class basis, regardless of whether the purpose of certification was for litigation or settlement. The plaintiffs have applied for permission to appeal. We express no opinion as to the likelihood of permission to appeal being granted or the outcome of any such appeal, and will continue to defend this case vigorously.

City of Los Angeles Consumer Litigation.    In January 2006, the City of Los Angeles filed a complaint against us in the Superior Court of the State of California alleging violations of California law on substantially the same basis as the consumer class action regarding Grand Theft Auto: San Andreas. The complaint seeks injunctive and other relief. The case was removed and transferred to the U.S. District Court for the Southern District of New York. We have engaged in settlement discussions with the City of Los Angeles and expect that they will lead to a resolution of this matter after the resolution of such consumer class action.

Securities Class Action—Grand Theft Auto: San Andreas and Option Backdating.    In February and March 2006, four purported class action complaints were filed against us and certain of our former officers and directors in the U.S. District Court for the Southern District of New York. The actions were consolidated, and in April 2007 the lead plaintiff filed a consolidated second amended complaint which contained allegations related to purported "hidden content" contained in Grand Theft Auto: San Andreas and the backdating of stock options, including the investigation thereof conducted by the Special Litigation Committee of the Board of Directors and the restatement of our financial statements relating thereto. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. He sought unspecified compensatory damages and costs including attorneys' fees and expenses. In April 2008, the Court dismissed, with leave to amend, all claims as to all defendants relating to Grand Theft Auto: San Andreas and certain claims as to our former CEO, CFO and certain director defendants relating to the backdating of stock options. In September 2008, the lead plaintiff filed a third amended consolidated complaint seeking to reinstate these claims. We express no opinion as to the outcome of the complaint and will continue to defend this case vigorously.

St. Clair Derivative Action.    In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the U.S. District Court for the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors. The factual allegations in this action are similar to those in the securities class action described above. The plaintiff asserts that certain defendants breached their fiduciary duty by selling their stock while in possession of certain material non-public information and that we violated Section 14(a) of the Exchange Act and Rule 14a-9 thereunder by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. The plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold our stock, unspecified compensatory damages with interest and its costs in the action. In March 2007, the Special Litigation Committee moved to dismiss the complaint based on, among other things, the Committee's conclusion that "future pursuit of this action is not in the best interests of Take-Two or its shareholders." In August 2007, the plaintiff filed an Amended Derivative and Class Action Complaint alleging, among other things, that defendants breached their fiduciary duties in connection with the issuance of proxy statements from 2001 through 2005. In September 2007, the Special Litigation Committee moved to dismiss the Amended Complaint or to consolidate certain of its claims with the securities class action. In July 2008, the Court dismissed all claims against us and all claims against all defendants that arose out of the plaintiff's derivative claims. The Court expressly did not determine whether the remaining claims, which are related to the proxy statements, would entitle the putative class to monetary damages. We intend to continue to vigorously defend against the remainder of the plaintiff's claims.

Derivative Action—Option Backdating.    In July and August 2006, shareholders Richard Lasky and Raeda Karadsheh filed purported derivative actions in the U.S. District Court for the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors. These actions were consolidated in November 2006 and the plaintiffs filed a consolidated complaint in January 2007, which focused exclusively on our historical stock option granting practices, alleging violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity-based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. These matters were referred to the Special Litigation Committee, which moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and Board of Directors. The parties are awaiting a decision by the Court.

Strickland et al. Personal Injury Action.    In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against us, Sony Computer Entertainment America Inc., Sony Corporation of America,

Wal-Mart, GameStop and Devin Moore, alleging under Alabama's manufacturers' liability and wrongful death statutes, that our video games resulted in "copycat violence" that caused the deaths of Messrs. Strickland, Crump and Mealer by Mr. Moore. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600,000. In April 2006, the plaintiffs amended the complaint to add a claim for civil conspiracy. Our motion to dismiss that claim is pending. At our request, the Court held an evidentiary hearing on October 30, 2008 to consider the exclusion of certain expert testimony and a second hearing was held on December 18, 2008. There currently is no scheduling order in effect. We believe that the claims are without merit and that this action is similar to lawsuits brought and uniformly dismissed by courts in other jurisdictions.

Stockholder Actions.    In March 2008, Patrick Solomon, a stockholder, filed a purported class action complaint in the Court of Chancery of the State of Delaware against us and certain of our officers and directors. The plaintiff contends that the defendants breached their fiduciary duties by, among other things, allegedly refusing to explore premium offers by Electronic Arts Inc. to acquire all of the Company's outstanding shares of common stock, enacting a bylaw amendment allegedly designed to entrench the current board by preventing stockholders from nominating and electing alternative directors, agreeing to an amendment to a management agreement with ZelnickMedia and issuing a proxy statement for the 2008 annual meeting of stockholders that allegedly contained misleading and incomplete information. The complaint seeks preliminary and permanent injunctive relief, rescissory and other equitable relief and damages. After certain voluntary actions were taken by the Company, the plaintiff agreed to withdraw his motion for preliminary injunctive relief, and the annual meeting went forward without difficulty (and without any stockholders nominating directors or proposing business). Discovery on the remaining claims is ongoing. We believe the remaining claims lack merit, and intend to defend vigorously against them.

In April 2008, St. Clair Shores General Employees Retirement System, a stockholder, filed a purported derivative action on behalf of the Company in the Court of Chancery of the State of Delaware against our directors and ZelnickMedia. The allegations are essentially the same as those in the Solomon stockholder action, above, with an additional complaint about the "poison pill" adopted by our board in March 2008, and an additional claim against ZelnickMedia for aiding and abetting the directors' alleged breach of fiduciary duty. Because the action was duplicative, the plaintiff agreed to stay all proceedings in the case in favor of the Solomon case. We believe the claims lack merit, and intend to defend vigorously against them. Also in April 2008, Michael Maulano, an alleged stockholder, filed a purported class action in New York state court, New York County, against us and our directors.

We intend to vigorously defend all of the above matters and, with respect to the derivative actions, we have been advised that the individual defendants will vigorously defend such actions. However, we cannot predict the outcome of these matters and, if determined adversely to us, such matters, either individually or in the aggregate, could result in the imposition of significant judgments, fines, penalties and/or injunctive relief, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Grand Jury Subpoenas.    In 2006, we received grand jury subpoenas issued by the District Attorney of the County of New York requesting production of documents covering various periods beginning on January 1, 1997, including those relating to, among other things: the so-called "Hot Coffee" scenes in Grand Theft Auto: San Andreas; the work of our Board of Directors, all board committees and the Special Litigation Committee; certain acquisitions entered into by us; billing and payment records relating to PricewaterhouseCoopers LLP and the termination of PricewaterhouseCoopers LLP as our auditors; communications to financial analysts and stockholders about acquisitions and financial results; compensation and human resources documents of certain of our directors and employees and former directors and employees; stock-based compensation; the SEC's July 2006 inquiry; legal services performed for employees; corporate credit card and expense records of certain individuals; the SEC bar of our former Chief Executive Officer, Ryan Brant; the resolution to amend our Incentive Stock Plan; and ethics, securities, and conflict of interest policies and questionnaires. Over time, the District Attorney's investigation focused on options backdating. We have fully cooperated and provided the documents and information called for by the subpoenas.

SEC Investigation.    In July 2006, we received notice from the SEC that it was conducting an informal non-public investigation of certain stock option grants made from January 1997 to 2006 and in April 2007 we received notice from the SEC that it was conducting a formal investigation of such stock option grants. As a result of the Special Litigation Committee's internal review of our option grants, in February 2007 we restated our financial statements for prior periods in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. In August 2007, we received a "Wells" notice from the Staff of the Division of Enforcement of the SEC informing us of its intention to request authority to file charges, and to seek a civil monetary penalty in connection with its investigation. We submitted a response to the Staff's notice in September 2007, urging that no charges should be brought against us. We have continued to cooperate with the Staff and we continue to expect to resolve this investigation by means of a settlement rather than a contested litigation of charges.

Tax Inquiries.    We have been in contact with and have received requests for information from several taxing authorities for records relating to the grant and exercise of options and tax deductions taken by us from October 2000 to October 2006.

13.   COMMITMENTS AND CONTINGENCIES

A summary of annual minimum contractual obligations and commitments as of October 31, 2008 is as follows:

Fiscal year ending October 31,	Licensing and Marketing	Software Development	Operating Leases	Distribution Services	Line of credit	Total
2009	$65,848	$51,524	$16,156	$3,833	$—	$137,361
2010	54,569	13,805	13,325	2,750	—	84,449
2011	59,659	1,120	11,398	1,500	—	73,677
2012	53,008	—	9,496	1,500	70,000	134,004
2013	—	—	7,315	1,250	—	8,565
Thereafter	—	—	3,234	—	—	3,234

Total	$233,084	$66,449	$60,924	$10,833	$70,000	$441,290

Licensing and Marketing Agreements:    Our licensing commitments primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products. As of October 31, 2008, $216 of our guaranteed minimum licensing and marketing commitments were recorded in our consolidated balance sheet because the licensor did not have any significant performance obligation to us. Licensing and marketing commitments expire at various times through October 2012 and primarily reflect our agreements with major sports leagues and players' associations. Certain of our licensing and marketing agreements also contain provisions that would impose penalties if we fail to meet agreed upon software release dates.

Software Development Agreements:    We make payments to third party software developers that include contractual advances and royalties under several software development agreements that expire at various times through November 2010. Our aggregate outstanding software development commitments assume satisfactory performance by third party software developers.

Lease Commitments:    Our office and warehouse facilities are occupied under non-cancelable operating leases expiring at various times through June 2015. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through March 2013. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term. Rent expense amounted to $15,924, $16,459 and $16,658 for the years ended October 31, 2008, 2007 and 2006, respectively.

Distribution Services:    We entered into an Inventory Management Services Agreement to outsource non-core elements (shipping, receiving, warehouse management and related functions) of our distribution business which expires in September 2013.

Contingent Consideration:    Part of our business acquisition strategy has been to make a portion of the purchase price of certain acquisitions dependent on product delivery or future product sales. The amounts and timing of these payments are currently not fixed or determinable. See Note 5 for a discussion of our contingent commitments related to our business acquisitions.

Employee savings plan:    We maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We began matching a portion of the contributions in July 2002. The matching contribution expense incurred by us during the years ended October 31, 2008, 2007 and 2006 was $2,251, $1,869 and $1,989, respectively.

Income Taxes:    At October 31, 2008, the Company had unrecognized tax benefits of $26,399 for which we are unable to make a reasonable reliable estimate of the period in which these liabilities will be settled with the respective tax authorities. Thus, these liabilities have not been included in the contractual obligations table. See Note 14 of Notes to Consolidated Financial Statements for additional information.

14.   INCOME TAXES

Components of income (loss) before income taxes are as follows:

	Years Ended October 31,
	2008	2007	2006
Domestic	$20,528	$(101,328)	$(182,932)
Foreign	91,615	(26,887)	(1,550)

Income (loss) before income taxes	$112,143	$(128,215)	$(184,482)

Provision for current and deferred income taxes consists of the following:

	Years Ended October 31,
	2008	2007	2006
Current:
U.S. federal	$1,624	$2,390	$(24,418)
U.S. state and local	2,197	491	413
Foreign	11,616	9,028	7,052

Total current income taxes	15,437	11,909	(16,953)
Deferred:
U.S. federal	(133)	(1,886)	16,102
U.S. state and local	(9)	(161)	1,892
Foreign	(249)	329	(634)

Total deferred income taxes	(391)	(1,718)	17,360

Provision for income tax	$15,046	$10,191	$407

A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Years Ended October 31,
	2008	2007	2006
U.S. federal statutory rate	35.0%	(35.0)%	(35.0)%
Foreign tax rate differential	(19.2)%	8.6%	0.5%
State and local taxes, net of U.S. federal benefit	2.0%	(0.5)%	1.0%
Federal valuation allowance	(8.5)%	28.0%	32.5%
Other	4.1%	6.8%	1.2%

Effective tax rate	13.4%	7.9%	0.2%

The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	October 31,
	2008	2007
Current deferred tax assets and (liabilities):
Sales returns and allowances (including bad debt)	$9,129	$11,756
Inventory reserves	4,068	3,350
Deferred rent	2,423	3,668
Deferred revenue	13,520	1,980
Capital loss carryforward	—	6,145
Other	10,462	12,220
Capitalized software and depreciation	(33,685)	(44,960)

Total current deferred tax asset (liability)	5,917	(5,841)
Less: Valuation allowance	(4,468)	—

Net current deferred tax asset (liability)(a)	1,449	(5,841)
Non-current deferred tax assets:
Equity compensation	2,558	2,603
Domestic net operating loss carryforward	71,324	94,697
Foreign tax credit carryforward	5,947	3,789
Deferred revenue	—	14,480
Foreign net operating loss carryforwards	5,350	3,483
Intangible amortization	2,774	4,780
Capitalized software and depreciation	10,573	5,514

Total non-current deferred tax asset	98,526	129,346
Less: Valuation allowance	(99,837)	(123,616)

Net non-current deferred tax (liability) asset(b)	(1,311)	5,730

Deferred taxes, net	$138	$(111)

(a)
Included in prepaid expenses and other as of October 31, 2008 and accrued expenses and other current liabilities as of October 31, 2007.

(b)
Included in other long-term liabilities as of October 31, 2008 and other assets as of October 31, 2007.

The valuation allowance for deferred taxes is primarily attributable to net operating losses for which no benefit is provided due to uncertainty with respect to their realization. In addition, during the year ended October 31, 2008, we recorded a deferred tax benefit of $143 and a corresponding reduction to additional paid-in-capital for the cancellation of certain stock options.

At October 31, 2008, we had a U.S. federal net operating loss carryforward totaling $173,501, which $79,959 is subject to limitation by the Internal Revenue Service, and that will begin to expire in fiscal 2026 and foreign net operating losses of $17,777 that may be carried forward indefinitely.

The total amount of undistributed earnings of foreign subsidiaries was approximately $229,800 and $152,000 for the years ended October 31, 2008 and 2007, respectively. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends.

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

On November 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). The cumulative effect of adopting FIN 48 was $1,075 and was recorded to the opening balance of retained earnings in our consolidated balance sheet.

A year-over-year reconciliation of our liability for gross uncertain tax positions is as follows:

2008
Balance November 1, 2007	$18,960
Additions:
Current year tax positions	537
Prior year tax positions	2,256
Reduction of prior year tax positions	(2,759)
Settlements	(512)
Lapse of statue of limitations	(70)

Balance at October 31, 2008	$18,412

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our consolidated statement of operations. The gross amount of interest and penalties accrued as of October 31, 2008 was approximately $7,987.

Approximately $26,399 of the consolidated worldwide liability for unrecognized tax benefits recorded in our balance sheet would affect our effective tax rate if recognized.

U.S. federal and state taxing authorities are currently examining our income tax returns for years from fiscal 2000 through fiscal 2006. In addition, tax authorities in certain non-U.S. jurisdictions are examining our returns affecting unrecognized tax benefits. It is possible that tax examinations will be settled prior to October 31, 2009. If any of these tax audit settlements do occur within that period, the company would make any necessary adjustments to the accrual for unrecognized tax benefits. Until formal resolutions are reached between the company and the tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. We are no longer subject to audit for U.S. federal and state income tax returns for periods prior to fiscal 2000. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2001.

We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances as to the possible outcomes.

15.   STOCK-BASED COMPENSATION

Our stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. For similar reasons, we also granted non-employee equity awards, which are subject to variable accounting, to ZelnickMedia in connection with their contract to provide executive management services to us. We began replacing stock option awards with restricted stock awards in 2007. We issue shares to employees on the date the restricted stock is granted and therefore shares granted have voting rights and are considered issued and outstanding.

In April 2008, our stockholders approved an increase to the number of shares available for grant under the Incentive Stock Plan from 4,500,000 to 6,500,000. The Incentive Stock Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock, deferred stock and other stock-based awards of our common stock to employees and non-employees. As of October 31, 2008, there were approximately 1,090,000 shares available for issuance under the Incentive Stock Plan.

In June 2002, our stockholders approved our 2002 Stock Option Plan, as previously adopted by our Board of Directors (the "2002 Plan"), pursuant to which officers, directors, employees and consultants may receive stock options to purchase shares of our common stock. In June 2005, our stockholders approved an increase in the aggregate amount of shares issuable under the 2002 Plan from 9,000,000 shares to 11,000,000 shares. As of October 31, 2008, there were approximately 1,150,000 shares available for issuance under the 2002 Plan.

In January 1997, our stockholders approved our 1997 Stock Option Plan, as amended, as previously adopted by our Board of Directors (the "1997 Plan"), pursuant to which officers, directors, employees and consultants may receive options to purchase up to an aggregate of 6,500,000 shares (9,750,000 shares after stock split in April 2005) of our common stock. As of October 31, 2008, there were no shares of common stock available for issuance under the 1997 Plan.

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

The following table summarizes stock-based compensation expense resulting from stock options and restricted stock included in our Consolidated Statements of Operations:

	Years Ended October 31,
	2008	2007	2006
Cost of goods sold	$13,461	$3,216	$1,263
Selling and marketing	2,370	1,232	1,256
General and administrative	19,678	7,080	13,277
Research and development	4,878	3,735	6,135
Business reorganization and related	—	2,066	—

Stock-based compensation expense	40,387	17,329	21,931
Capitalized stock-based compensation expense	8,215	9,983	8,084

Total stock-based compensation expense, net of income tax benefit	$48,602	$27,312	$30,015

During the years ended October 31, 2008 and 2007, we recorded $13,481 and $1,283 of stock-based compensation expense for non-employee awards, respectively. We did not record any stock-based compensation expense for non-employee awards for the year ended 2006.

We capitalize and amortize stock-based compensation awards in accordance with our software development cost accounting policy.

Restricted Stock

Restricted stock awards granted to employees under our equity incentive plans generally vest over 3 years from the date of grant. Certain restricted stock awards granted to key officers, senior-level employees, and key employees in 2008 vest based on market conditions, primarily related to the performance of the price of our common stock and internal profitability metrics.

On June 13, 2008, pursuant to an amendment to our Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia that vest annually over a three year period and 900,000 shares of market based restricted stock that vest over a four year period through 2012, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Industrial Index. For the year ended October 31, 2008, we recorded $2,227 of stock-based compensation (a component of general and administrative expenses) related to these grants of restricted stock.

We measure the fair value of our market based awards to employees and non-employees using the Monte Carlo Simulation method, which takes into account assumptions such as the expected volatility on our common stock, the risk-free interest rate based on the contractual term of the award, expected dividend yield, vesting schedule and the probability that the market conditions of the award will be achieved.

The estimated value of market based restricted stock awards granted to employees and ZelnickMedia during the year ended October 31, 2008 was $16.37 per share and $9.38 per share, respectively. The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation valuation method:

	Year Ended October 31, 2008
	Employee Market Based	Non-Employee Market Based
Risk-free interest rate	3.1%	2.3%
Expected stock price volatility	51.8%	52.1%
Expected service period (years)	2.0	2.6
Dividends	None	None

The following table summarizes the activity in non-vested restricted stock awarded to employees and ZelnickMedia under our stock-based compensation plans:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock at October 31, 2007	1,720	$18.03
Granted	2,207	25.16
Vested	(723)	17.73
Forfeited	(73)	18.18

Non-vested restricted stock at October 31, 2008	3,131	$23.23

As of October 31, 2008, the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested restricted stock was approximately $47,971 and will be recognized as compensation expense on a straight-line basis over the remaining vesting period, or capitalized as software development costs.

Stock Options

As of October 31, 2008 and 2007, there were outstanding stock options granted under our stock option plans to purchase in the aggregate 4,347,000 and 5,818,000 shares of our common stock, respectively, vesting at various times from 2008 to 2010 and expiring at various times from 2008 to 2017. Options granted generally vest over a period of three to four years and expire within a period of five to ten years.

As of October 31, 2007, there were non-plan stock options outstanding for an aggregate of 96,000 shares of our common stock. There were no non-plan stock options outstanding at October 31, 2008.

Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vest over 36 months and expire 10 years from the date of grant. Each month, we remeasure the fair value of the unvested portion of such options and record compensation expense for the difference between total earned compensation at the end of the period, and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock impacts compensation expense or benefit recognized from period to period. For the years ended October 31, 2008 and 2007, we recorded $11,254 and $1,283, respectively, of stock-based compensation (a component of general and administrative expenses) related to this option grant.

The following table summarizes the activity in options awarded to employees and ZelnickMedia under our option plans and also includes non-plan options:

	2008		2007		2006
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,914	$19.72	5,802	$20.70	7,495	$20.47
Granted	—	—	2,465	15.53	397	13.53
Exercised	(1,236)	21.00	(679)	15.39	(306)	10.75
Forfeited	(331)	19.36	(1,674)	18.70	(1,784)	19.83

Outstanding at end of year	4,347	$18.92	5,914	$19.72	5,802	$20.70

Exercisable at year-end	2,588	$20.84	2,750	$22.06	3,627	$19.92
Weighted average fair value of options granted during the year		$—		$11.45		$6.27
Remaining weighted average contractual life of options exercisable (years)		3.8		2.2		2.3

The total estimated fair value of shares vested during fiscal years 2008, 2007 and 2006 was $19,376; $13,777 and $26,718, respectively.

The following summarizes information about stock options outstanding and exercisable at October 31, 2008 (options in thousands):

		Options Outstanding			Options Exercisable
Exercise Price Ranges			Weighted Average Remaining Contractual Life
				Weighted Average Exercise Price		Weighted Average Exercise Price
From	To	Number of Options Outstanding			Number of Options Exercisable
$10.42	$15.39	2,136	8.5	$14.51	842	$14.45
15.50	20.68	566	2.4	19.03	327	19.33
20.70	24.51	495	1.8	22.61	269	23.02
25.10	26.59	1,150	1.4	25.44	1,150	25.44

		4,347	5.1	18.92	2,588	20.84

As of October 31, 2008, there was no aggregate intrinsic value related to options outstanding or exercisable and the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested options was approximately $17,253, which will be recognized as compensation expense on a straight-line basis over the remaining vesting periods, or capitalized as software development costs. At October 31, 2008, the weighted average exercise price of stock options expected to vest was $16.10.

The fair value of our stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our stock price, the current market price, the risk free rate and expected exercise term. The following table summarizes the weighted average assumptions used in the Black-Scholes valuation model to value stock option grants for fiscal years 2007 and 2006 and remeasure variable awards in 2008:

	Years Ended October 31,
	2008	2007	2006
Risk-free interest rate	3.9%	4.7%	4.8%
Expected stock price volatility	58.8%	50.7%	57.7%
Expected term until exercise (years)	9.4	3.5	3.6
Dividends	None	None	None

For the years ended October 31, 2008, 2007 and 2006, we estimated stock price volatility of all stock-based compensation awards using a combination of historical volatility and implied volatility for publicly traded options on our common stock. In addition, stock-based compensation expense is calculated based on the number of awards that are ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Our estimate of expected forfeitures is based on our historical annual forfeiture rate of 5%. The estimated forfeiture rate, which is evaluated each balance sheet date throughout the life of the award, provides a time-based adjustment of forfeited shares. The estimated forfeiture rate is reassessed at each balance sheet date and may change based on new facts and circumstances.

16.   SEGMENT AND GEOGRAPHIC INFORMATION

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

Information about our reportable segments was as follows:

	For the Years Ended October 31,
Net revenue:
	2008	2007	2006
Publishing	$1,229,594	$692,341	$753,315
Distribution	307,936	289,450	284,525

Total net revenue	$1,537,530	$981,791	$1,037,840

In the year ended October 31, 2008 our largest customer accounted for 13.1% of our net revenue (15.1% in 2007 and 15.4% in 2006), our second largest customer accounted for 9.6% of our net revenue (12.8% in 2007 and 12.6% in 2006) and our third largest customer accounted for 8.6% of our net revenue (11.5% in 2007 and 10.2% in 2006). The majority of the net revenue from these customers was from the sale of software in our Publishing segment.

	For the Years Ended October 31,
Gross profit:
	2008	2007	2006
Publishing	$521,615	$219,651	$186,654
Distribution	27,220	27,106	25,710

Total gross profit	$548,835	$246,757	$212,364

	October 31, 2008			October 31, 2007
	Publishing	Distribution	Total	Publishing	Distribution	Total
Accounts receivable, net	$115,921	$41,537	$157,458	$65,288	$39,649	$104,937
Inventory	38,446	$65,789	104,235	30,972	68,359	99,331
Total assets	933,802	$149,550	1,083,352	666,112	165,031	831,143

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	For the Years Ended October 31,
Net revenue by geographic region:
	2008	2007	2006
United States	$911,158	$674,449	$628,785
Canada	90,770	64,640	83,840

North America	1,001,928	739,089	712,625
United Kingdom	163,498	66,237	98,186
Continental Europe	296,030	136,920	193,808
Asia Pacific and other	76,074	39,545	33,221

Total net revenue	$1,537,530	$981,791	$1,037,840

Net revenue by product platform for our reportable segments is as follows:

	For the Years Ended October 31,
Net revenue by product platform:
	2008	2007	2006
Publishing:
Microsoft Xbox 360	$487,013	$205,515	$174,276
Sony PlayStation 3	413,131	66,156	—
Nintendo Wii	112,047	35,489	—
Sony PlayStation 2 and PlayStation	94,503	179,098	227,151
Sony PSP	55,406	69,331	138,210
PC	41,085	93,538	125,163
Nintendo handheld devices	23,591	10,334	12,666
Microsoft Xbox	1,974	13,322	46,496
Peripherals and other	730	19,103	23,942
Nintendo GameCube	114	455	5,411

Total publishing	1,229,594	692,341	753,315
Distribution:
Hardware and peripherals	136,684	123,551	113,560
Software:
PC	50,589	43,835	53,789
Nintendo handheld devices	31,182	43,375	45,359
Nintendo Wii	31,351	9,494	—
Sony PlayStation 2 and PlayStation	20,857	34,206	38,881
Microsoft Xbox 360	18,118	15,929	5,787
Sony PlayStation 3	9,093	3,637	—
Sony PSP	4,310	3,913	4,518
Microsoft Xbox	3,398	6,681	13,521
Nintendo GameCube	2,354	4,829	9,110

Total distribution	307,936	289,450	284,525

Total net revenue	$1,537,530	$981,791	$1,037,840

17.   INTEREST AND OTHER, NET

	For the Years Ended October 31,
	2008	2007	2006
Interest income	$4,109	$3,720	$3,637
Interest expense	(3,414)	(1,446)	(973)
Gain (loss) on sale and deconsolidation	277	(4,469)	—
Foreign exchange gain (loss)	(5,097)	1,644	2,176
Other	415	34	20

Interest and other (expense) income, net	$(3,710)	$(517)	$4,860

For the years ended October 31, 2007 and 2006, we reclassified foreign exchange gain (loss) from general and administrative expense to interest and other (expense) income, net to conform to the current year presentation for comparative purposes.

In 2007, we sold substantially all of the assets, primarily inventory and accounts receivable, of our wholly-owned Joytech video game accessories subsidiary, formerly a component of our publishing segment, to Mad Catz Interactive, Inc. for approximately $3,575 in cash and notes receivable resulting in a loss on sale of $3,080. The disposition of Joytech did not involve a significant amount of assets or materially impact our operating results.

Also, in 2007, we recognized a loss of $1,389 when we deconsolidated the net assets of Blue Castle Games, Inc. ("Blue Castle"), which was previously accounted for, in accordance with FIN 46(R), as a wholly-owned subsidiary and considered to be a variable interest entity. Blue Castle continues to develop certain of our sports titles; however, we are no longer considered to be the primary beneficiary of Blue Castle's future profits or losses.

18.   SUPPLEMENTARY FINANCIAL INFORMATION

The following table provides details of our valuation and qualifying accounts:

		Additions
	Beginning Balance	Revenue Reduction(1)	Charged to Costs and Expenses	Deductions	Other	Ending Balance
Year ended October 31, 2008
Valuation allowance for deferred income taxes	$123,616	—	—	(19,311)	—	$104,305

Sales returns, price protection and other allowances	$59,799	$99,801	$416	$(91,579)	$(4,372)	$64,065
Allowance for doubtful accounts	3,525	—	3,720	(2,803)	(59)	4,383

Total accounts receivable allowances	$63,324	$99,801	$4,136	$(94,382)	$(4,431)	$68,448

Year ended October 31, 2007
Valuation allowance for deferred income taxes	$82,994	—	44,262	(3,640)	—	$123,616

Sales returns, price protection and other allowances	$87,178	$111,562	$2,500	$(144,067)	$2,626	$59,799
Allowance for doubtful accounts	4,331	—	(683)	(148)	25	3,525

Total accounts receivable allowances	$91,509	$111,562	$1,817	$(144,215)	$2,651	$63,324

Year ended October 31, 2006
Valuation allowance for deferred income taxes	$19,759	—	66,647	(3,412)	—	$82,994

Sales returns, price protection and other allowances	$65,785	$168,875	$3,042	$(153,411)	$2,887	$87,178
Allowance for doubtful accounts	4,119	—	926	(647)	(67)	4,331

Total accounts receivable allowances	$69,904	$168,875	$3,968	$(154,058)	$2,820	$91,509

(1)
Includes price concessions of $52,269, $68,067 and $73,861; returns of $31,480, $37,616 and $54,004; other sales allowances including rebates, discounts and cooperative advertising of $16,052, $5,879 and $41,010 for the years ended October 31, 2008, 2007 and 2006, respectively.

19.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended October 31, 2008:

	Quarter
2008	First	Second	Third	Fourth
Net revenue	$240,442	$539,810	$433,836	$323,442
Product costs	148,152	185,043	154,362	146,422
Software development costs and royalties	22,713	57,688	45,721	43,276
Internal royalties	6,145	52,653	51,971	18,003
Licenses	8,998	22,875	7,602	17,071

Cost of goods sold	186,008	318,259	259,656	224,772

Gross profit	54,434	221,551	174,180	98,670

Selling and marketing	33,729	45,949	42,856	44,846
General and administrative	32,921	48,317	45,678	44,524
Research and development	15,810	14,828	17,239	16,052
Business reorganization and related	162	944	1,771	1,601
Depreciation and amortization	6,409	7,516	6,201	5,629

Total operating expenses	89,031	117,554	113,745	112,652

Income (loss) from operations	(34,597)	103,997	60,435	(13,982)

Net income (loss)	$(37,997)	$98,222	$51,826	$(14,954)

Per share data:
Basic—EPS	$(0.52)	$1.31	$0.68	$(0.20)
Diluted—EPS	$(0.52)	$1.29	$0.67	$(0.20)
	Quarter
2007	First	Second	Third	Fourth
Net revenue	$277,340	$205,436	$206,415	$292,600
Product costs	164,143	105,679	107,458	133,808
Software development costs and royalties	22,879	30,311	40,600	42,695
Internal royalties	9,479	4,875	3,536	11,002
Licenses	7,724	18,717	16,685	15,443

Cost of goods sold	204,225	159,582	168,279	202,948

Gross profit	73,115	45,854	38,136	89,652

Selling and marketing	35,024	28,159	35,223	32,246
General and administrative	38,917	40,830	34,462	36,223
Research and development	14,150	11,936	11,210	11,159
Impairment of goodwill and long-lived assets	—	8,962	7,100	1,405
Depreciation and amortization	6,661	7,076	7,006	6,706

Total operating expenses	94,752	96,963	95,001	87,739

Loss from operations	(21,637)	(51,109)	(56,865)	1,913

Net loss	$(21,548)	$(51,249)	$(58,546)	$(7,063)

Per share data:
Basic—EPS	$(0.30)	$(0.71)	$(0.81)	$(0.10)
Diluted—EPS	$(0.30)	$(0.71)	$(0.81)	$(0.10)

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
December 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ BEN FEDER Ben Feder	Chief Executive Officer and Director (Principal Executive Officer)	December 18, 2008
/s/ LAINIE GOLDSTEIN Lainie Goldstein	Chief Financial Officer (Principal Financial and Accounting Officer)	December 18, 2008
/s/ STRAUSS ZELNICK Strauss Zelnick	Chairman of the Board of Directors	December 18, 2008
/s/ J MOSES J Moses	Director	December 18, 2008
/s/ MICHAEL DORNEMANN Michael Dornemann	Director	December 18, 2008
/s/ MICHAEL SHERESKY Michael Sheresky	Director	December 18, 2008
/s/ ROBERT A. BOWMAN Robert A. Bowman	Director	December 18, 2008
/s/ JOHN F. LEVY John F. Levy	Director	December 18, 2008
/s/ GROVER C. BROWN Grover C. Brown	Director	December 18, 2008

QuickLinks

  Item 1. Business
  Item 1A. Risk Factors
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
TAKE-TWO INTERACTIVE SOFTWARE, INC. YEAR ENDED OCTOBER 31, 2008 INDEX TO FINANCIAL STATEMENTS
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