Form 10-Q
period 2009-01-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2009-03-11
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 31, 2009
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of March 5, 2009, there were 80,318,077 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	January 31, 2009	October 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$217,836	$280,277
Accounts receivable, net of allowances of $63,296 and $68,448 at January 31, 2009 and October 31, 2008, respectively	60,320	157,458
Inventory	75,972	104,235
Software development costs and licenses	116,712	113,436
Prepaid taxes and taxes receivable	24,954	23,763
Prepaid expenses and other	49,052	44,605

Total current assets	544,846	723,774

Fixed assets, net	29,358	32,361
Software development costs and licenses, net of current portion	66,745	61,991
Goodwill	225,182	230,809
Other intangibles, net	24,970	26,123
Other assets	9,648	8,294

Total assets	$900,749	$1,083,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,487	$156,167
Accrued expenses and other current liabilities	130,679	153,089
Deferred revenue	53,840	56,163

Total current liabilities	244,006	365,419

Line of credit	70,000	70,000
Income taxes payable	27,526	26,399
Other long-term liabilities	6,874	6,416

Total liabilities	348,406	468,234

Commitments and contingencies
Stockholders' Equity:
Common Stock, $.01 par value, 100,000 shares authorized; 78,757 and 77,694 shares issued and outstanding at January 31, 2009 and October 31, 2008, respectively	788	777
Additional paid-in capital	610,431	603,579
(Accumulated deficit) retained earnings	(32,113)	18,275
Accumulated other comprehensive loss	(26,763)	(7,513)

Total stockholders' equity	552,343	615,118

Total liabilities and stockholders' equity	$900,749	$1,083,352

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three months ended January 31,
	2009	2008
Net revenue	$256,810	$240,442
Cost of goods sold	200,902	186,008

Gross profit	55,908	54,434
Selling and marketing	40,774	33,729
General and administrative	39,748	33,083
Research and development	20,943	15,810
Depreciation and amortization	5,108	6,409

Total operating expenses	106,573	89,031

Loss from operations	(50,665)	(34,597)
Interest and other income, net	2,349	1,367

Loss before income taxes	(48,316)	(33,230)
Provision for income taxes	2,072	4,767

Net loss	$(50,388)	$(37,997)

Net loss per share:
Basic and diluted	$(0.66)	$(0.52)

Weighted average shares outstanding:
Basic and diluted	76,102	73,148

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three months ended January 31,
	2009	2008
Operating activities:
Net loss	$(50,388)	$(37,997)

Adjustments to reconcile net loss to net cash used for operating activities:
Amortization and impairment of software development costs and licenses	20,092	18,581
Depreciation and amortization of long-lived assets	5,108	6,409
Amortization and impairment of intellectual property	390	351
Stock-based compensation	6,182	6,073
Deferred income taxes	(177)	(107)
Foreign currency transaction gain and other	(3,737)	(1,387)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	97,138	42,420
Inventory	28,263	16,844
Software development costs and licenses	(31,613)	(34,023)
Prepaid expenses, other current and other non-current assets	(6,957)	17,551
Accounts payable, accrued expenses, deferred revenue, income taxes payable and other liabilities	(121,110)	(74,080)

Total adjustments	(6,421)	(1,368)

Net cash used for operating activities	(56,809)	(39,365)

Investing activities:
Purchase of fixed assets	(2,198)	(1,370)
Purchases of businesses, net of cash acquired	—	(151)

Net cash used for investing activities	(2,198)	(1,521)

Financing activities:
Proceeds from exercise of options	4	937
Net borrowings on line of credit	—	18,000
Payment of debt issuance costs	—	(979)

Net cash provided by financing activities	4	17,958

Effects of exchange rates on cash and cash equivalents	(3,438)	(441)

Net decrease in cash and cash equivalents	(62,441)	(23,369)
Cash and cash equivalents, beginning of year	280,277	77,757

Cash and cash equivalents, end of period	$217,836	$54,388

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

Sony	Microsoft	Nintendo
PLAYSTATION®3	Xbox 360®	Wii™
PlayStation®2		DS™
PSP® (PlayStation®Portable)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended October 31, 2008.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation for comparative purposes.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding, which includes shares of common stock issuable upon the exercise of stock options and restricted stock outstanding during the same period. The computation for diluted number of shares excludes those unexercised stock options and unvested restricted stock which are antidilutive. For the three months ended January 31, 2009 and 2008, all common stock equivalents were excluded from our computation of diluted weighted average shares outstanding because their effect would have been antidilutive due to the net loss for those periods. The number of common stock equivalents excluded was approximately 8,318,000 and 7,561,000 for the three months ended January 31, 2009 and 2008, respectively. For the three months ended January 31, 2009, we issued approximately 1,082,000 shares of common stock in connection with employee stock option exercises and restricted stock awards and canceled 19,000 shares of unvested restricted stock awards.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which provides guidance on how to measure assets and liabilities recorded at fair value. SFAS 157 does not expand the use of fair value to any new circumstances, but does require additional disclosure in annual and quarterly reports. We adopted SFAS 157 and its related amendments for financial assets and liabilities as of November 1, 2008 (see Note 3) and it did not have a material impact on our financial position or results of operations. SFAS 157 is effective for non-financial assets and liabilities for us beginning November 1, 2009. We have evaluated the non-financial assets and liabilities portion of the standard and expect that it will have no significant impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. The Company adopted this Statement as of November 1, 2008 but has not applied the fair value option to any eligible assets or liabilities as such. There was no impact to our financial condition or results of operations from the adoption of this Statement.

In June 2007, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus conclusion on EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 (November 1, 2008 for the Company), and requires prospective application for new contracts entered into after the effective date. The adoption of EITF 07-03 did not have a material effect on our consolidated financial position, cash flows or results of operations.

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

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), which is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation. We are still evaluating the impact of adopting FSP EITF 03-6-1 on our results of operations.

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies how companies should apply the fair value measurement methodologies of SFAS 157 to financial assets whose markets are illiquid or inactive. Under this FSP, companies may use their own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs are either unavailable or based solely on transaction prices that reflect forced liquidations or distressed sales. We adopted this FSP as of November 1, 2008. There was no impact to our financial condition or results of operations from the adoption of this FSP.

2.    MANAGEMENT AGREEMENT

In March 2007, we began operating under a management services agreement with ZelnickMedia (the "Management Agreement"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman. In addition, we have entered into employment agreements with Ben Feder and Karl Slatoff to serve as our Chief Executive Officer and Executive Vice President, respectively. Both Mr. Feder and Mr. Slatoff are partners of ZelnickMedia. The Management Agreement expires in October 2012 and provides for an annual management fee of $2,500 ($750 for periods prior to the amendment that was effective as of April 1, 2008) and a maximum bonus of $2,500 per fiscal year ($750 for periods prior to the amendment that was effective as of April 1, 2008) based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services under the Management Agreement, we recorded consulting expense (a component of general and administrative expenses) of $875 and $446 for the three months ended January 31, 2009 and 2008, respectively.

Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vest over 36 months and expire 10 years from the date of grant. Each month, we remeasure the fair value of the unvested portion of such options and record compensation expense for the difference between total earned compensation at the end of the period, and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock impacts compensation expense or benefit recognized from period to period. For the three months ended January 31, 2009 and 2008, we recorded $1,201 and $2,058, respectively, of stock-based compensation related to this option grant. In addition, on June 13, 2008, pursuant to an amendment to our Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia, that vest annually over a three year period, and 900,000 shares of restricted stock that vest over a four year period through 2012, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Industrial Index. For the three months ended January 31, 2009, we recorded $392 of stock-based compensation related to these grants of restricted stock. No stock-based compensation expense was recorded in connection with this agreement for the three months ended January 31, 2008.

3.    FAIR VALUE MEASUREMENTS

As of November 1, 2008, we adopted SFAS 157 for financial assets and liabilities. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of "observable inputs" and minimize the use of "unobservable inputs." The three levels of inputs used to measure fair value are as follows:

•
Level 1—Quoted prices in active markets for identical assets or liabilities.

•
Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (which, for purposes of SFAS No. 157, means they are so measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	January 31, 2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds	$114,076	$114,076	$—	$—
Bank time deposits	16,247	16,247	—	—

4.    COMPREHENSIVE LOSS

Components of comprehensive loss are as follows:

	Three months ended January 31,
	2009	2008
Net loss	$(50,388)	$(37,997)
Foreign currency translation adjustment	(19,250)	(6,249)

Comprehensive loss	$(69,638)	$(44,246)

5.    INVENTORY

Inventory balances by category are as follows:

	January 31, 2009	October 31, 2008
Finished products	$70,279	$96,139
Parts and supplies	5,693	8,096

Inventory	$75,972	$104,235

Estimated product returns included in inventory at January 31, 2009 and October 31, 2008 are $9,903 and $9,394, respectively.

6.    SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our software development costs and licenses are as follows:

	January 31, 2009		October 31, 2008
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$96,208	$22,530	$72,381	$39,508
Software development costs, externally developed	18,848	42,366	37,422	20,495
Licenses	1,656	1,849	3,633	1,988

Software development costs and licenses	$116,712	$66,745	$113,436	$61,991

Software development costs and licenses as of January 31, 2009 and October 31, 2008 include $160,642 and $136,687, respectively, related to titles that have not been released.

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	January 31, 2009	October 31, 2008
Software development costs	$37,573	$39,803
Compensation and benefits	15,620	40,293
Income tax payable	13,668	13,263
Licenses	12,905	13,594
Marketing and promotions	9,572	7,430
Professional fees	7,907	7,618
Rent and deferred rent obligations	6,296	6,732
Other	27,138	24,356

Total	$130,679	$153,089

8.    CREDIT AGREEMENT

In July 2007, we entered into a credit agreement with Wells Fargo (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $140,000 and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate (8.00% at January 31, 2009), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at January 31, 2009), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay an annual fee on the unused available balance, ranging from 0.25% to 0.75% based on amounts borrowed.

We had borrowings outstanding of $70,000 at January 31, 2009 and October 31, 2008 and had $58,440 and $28,964 available for borrowings, respectively. We had $11,560 of letters of credit outstanding at January 31, 2009 and October 31, 2008 and were in compliance with all covenants and requirements in the Credit Agreement. We recorded $1,796 and $779 of interest expense and fees related to the Credit Agreement for the periods ended January 31, 2009 and 2008, respectively.

9.    LEGAL AND OTHER PROCEEDINGS

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries as described below in this section. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, financial condition, results of operations or cash flows. We have appropriately accrued amounts related to certain legal and other proceedings discussed below and in our Form 10-K and 10-Q for the periods ended October 31, 2008 and January 31, 2009, respectively. While there is a possibility that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material. In addition to the matters described herein, we are, or may become, involved in routine litigation in the ordinary course of business which we do not believe to be material to our business, financial condition, results of operations or cash flows.

Consumer Class Action and City of Los Angeles Litigation—Grand Theft Auto: San Andreas.    In July 2005, we received four complaints for purported class actions, which were consolidated in the U.S. District Court for the Southern District of New York (the "SDNY"). The plaintiffs, alleged purchasers of our Grand Theft Auto: San Andreas game, assert that we engaged in consumer deception and false advertising, breached an implied warranty of merchantability and were unjustly enriched as a result of our alleged failure to disclose that Grand Theft Auto: San Andreas contained "hidden" content. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. In January 2006, the City Attorney for the City of Los Angeles filed a complaint in the Superior Court of California, alleging violations of California law on substantially the same basis as the consumer class action; we removed the LA City Attorney lawsuit to federal court, and it was consolidated with the consumer class action. In December 2007, the SDNY court preliminarily approved a settlement of the consumer class action. In July 2008, however, the SDNY Court refused to certify the proposed settlement class on the basis that, under controlling case law issued after the parties negotiated the settlement, the plaintiffs could no longer meet their burden of showing that the case could proceed on the proposed class basis, regardless of whether the purpose of certification was for litigation or settlement. The plaintiffs have applied for permission to appeal the SDNY Court's decision; that application is pending. We express no opinion as to the likelihood of permission to appeal being granted or the outcome of any such appeal, and, should the consumer class action or the related LA City Attorney action return to an active litigation posture, we will continue to defend those cases vigorously.

Securities Class Action—Grand Theft Auto: San Andreas and Option Backdating.    In February and March 2006, four purported class action complaints were filed against us and certain of our then current and former officers and directors in the U.S. District Court for the Southern District of New York. The actions were consolidated, and in April 2007 the lead plaintiff filed a consolidated second amended complaint which contained allegations related to purported "hidden content" contained in Grand Theft Auto: San Andreas and the backdating of stock options, including the investigation thereof conducted by the Special Litigation Committee of the Board of Directors and the restatement of our financial statements relating thereto. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. He sought unspecified compensatory damages and costs including attorneys' fees and expenses. In April 2008, the Court dismissed, with leave to amend, all claims as to all defendants relating to Grand Theft Auto: San Andreas and certain claims as to our former CEO, CFO and certain director defendants relating to the backdating of stock options. In September 2008, the lead plaintiff filed a third amended consolidated complaint seeking to reinstate these claims. We express no opinion as to the outcome of the complaint and will continue to defend this case vigorously.

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

Stockholder Actions.    In March 2008, Patrick Solomon, a stockholder, filed a purported class action complaint in the Court of Chancery of the State of Delaware against us and certain of our officers and directors. The plaintiff contends that the defendants breached their fiduciary duties by, among other things, allegedly refusing to explore premium offers by Electronic Arts Inc. to acquire all of the Company's outstanding shares of common stock, enacting a bylaw amendment allegedly designed to entrench the current board by preventing stockholders from nominating and electing alternative directors, agreeing to an amendment to a management agreement with ZelnickMedia and issuing a proxy statement for the 2008 annual meeting of stockholders that allegedly contained misleading and incomplete information. The complaint seeks preliminary and permanent injunctive relief, rescissory and other equitable relief and damages. After certain voluntary actions were taken by the Company, the plaintiff agreed to withdraw his motion for preliminary injunctive relief, and the annual meeting went forward without difficulty (and without any stockholders nominating directors or proposing business). On December 19, 2008, the plaintiff filed a supplement to his complaint. The supplement repeats his prior allegations and also alleges the stockholder vote on the amendment of the Company's Incentive Stock Plan and the amendment to the management agreement with ZelnickMedia and the grant of stock thereunder was invalid. On February 17, 2009, the Company filed its motion to dismiss all claims in both pleadings. On March 4, 2009, the plaintiff filed a motion to file a second supplement to his complaint. The second supplement contains additional allegations of breaches of fiduciary duties by the directors, and misleading and incomplete disclosure with respect to the proxy statement for the 2009 annual meeting of stockholders, The second supplement also seeks to enjoin the vote on the 2009 Stock Incentive Plan at the 2009 annual meeting of stockholders and a declaration that such Plan is invalid and void. We believe all of the claims described above lack merit, and intend to defend vigorously against them.

In April 2008, St. Clair Shores General Employees Retirement System, a stockholder, filed a purported derivative action on behalf of the Company in the Court of Chancery of the State of Delaware against our directors and ZelnickMedia. The allegations are essentially the same as those in the original Solomon complaint, above, with an additional complaint about the "poison pill" adopted by our board in March 2008, and an additional claim against ZelnickMedia for aiding and abetting the directors' alleged breach of fiduciary duty. Because the action was duplicative, the plaintiff agreed to stay all proceedings in the case in favor of the Solomon case. We believe the claims lack merit, and intend to defend vigorously against them. Also in April 2008, Michael Maulano, an alleged stockholder, filed a purported class action in New York Supreme Court, New York County, against us and our directors.

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

Grand Jury Subpoenas.    In 2006, we received grand jury subpoenas issued by the District Attorney of the County of New York requesting production of documents covering various periods beginning on January 1, 1997, including those relating to, among other things: the so-called "Hot Coffee" scenes in Grand Theft Auto: San Andreas ; the work of our Board of Directors, all board committees and the Special Litigation Committee; certain acquisitions entered into by us; billing and payment records relating to PricewaterhouseCoopers LLP and the termination of PricewaterhouseCoopers LLP as our auditors; communications to financial analysts and stockholders about acquisitions and financial results; compensation and human resources documents of certain of our directors and employees and former directors and employees; stock-based compensation; the SEC's July 2006 inquiry; legal services performed for employees; corporate credit card and expense records of certain individuals; the SEC bar of our former Chief Executive Officer, Ryan Brant; the resolution to amend our Incentive Stock Plan; and ethics, securities, and conflict of interest policies and questionnaires. Over time, the District Attorney's investigation focused on options backdating. We have fully cooperated and provided the documents and information called for by the subpoenas.

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

10.    SEGMENT AND GEOGRAPHIC INFORMATION

We are a publisher and distributor of interactive entertainment software games designed for personal computers, video game consoles and handheld platforms. Revenue earned by our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third parties. Revenue earned by our distribution segment is derived from the sale of third party software titles, accessories and hardware.

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

Information about our reportable segments is as follows:

	Three months ended January 31,
Net revenue:	2009	2008
Publishing	$149,186	$122,419
Distribution	107,624	118,023

Total net revenue	$256,810	$240,442

	Three months ended January 31,
Gross profit:	2009	2008
Publishing	$46,603	$42,172
Distribution	9,305	12,262

Total gross profit	$55,908	$54,434

	January 31, 2009			October 31, 2008
	Publishing	Distribution	Total	Publishing	Distribution	Total

Accounts receivable, net	$37,124	$23,196	$60,320	$115,921	$41,537	$157,458
Inventory	24,483	$51,489	75,972	38,446	65,789	104,235
Total assets	784,474	$116,275	900,749	933,802	149,550	1,083,352

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region is as follows:

	Three months ended January 31,
Net revenue by geographic region:	2009	2008
United States	$180,910	$189,227
Canada	12,963	13,582

North America	193,873	202,809
United Kingdom	14,983	7,408
Continental Europe	38,373	21,417
Asia Pacific and other	9,581	8,808

Total net revenue	$256,810	$240,442

Net revenue by product platform for our reportable segments is as follows:

	Three months ended January 31,
Net revenue by product platform:	2009	2008
Publishing:
PC	$35,520	$12,423
Nintendo Wii	28,708	23,310
Microsoft Xbox 360	27,209	25,700
Sony PLAYSTATION 3	23,103	10,178
Sony PlayStation 2	14,042	30,714
Sony PSP	12,289	15,489
Nintendo handheld devices	7,563	3,236
Other	752	1,369

Total publishing	149,186	122,419
Distribution:
Hardware and peripherals	40,600	53,168
Software:
Nintendo Wii	20,942	11,000
Nintendo handheld devices	13,577	15,947
PC	13,080	12,367
Microsoft Xbox 360	8,318	6,433
Sony PlayStation 2	5,608	10,772
Sony PLAYSTATION 3	3,683	3,381
Sony PSP	1,331	1,429
Other	485	3,526

Total distribution	107,624	118,023

Total net revenue	$256,810	$240,442

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, in the section entitled "Risk Factors," and the Company's other periodic filings with the SEC. All forward-looking statements are qualified by these cautionary statements and apply only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A included in our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended October 31, 2008.

Overview

Our Business

We are a global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment consists of our Rockstar Games, 2K Games, 2K Sports and 2K Play publishing labels. We develop, market and publish software titles for the leading gaming and entertainment hardware platforms including: Sony's PLAYSTATION®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems; Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") video game and entertainment system; Nintendo's Wii™ ("Wii") and DS™ ("DS") systems; and for the PC and Games for Windows®. The installed base for the prior generation of console platforms, including PS2 and DS ("prior generation platforms") is substantial. The release of the PS3, Xbox 360, and Wii platforms ("current generation platforms") has further expanded the video game software market. We are continuing to increase the number of titles released on the current generation platforms while also developing titles for certain prior generation platforms such as PS2 and DS given their significant installed base, as long as it is economically attractive to do so. Our distribution segment, which primarily consists of our Jack of All Games subsidiary, distributes our products as well as software, hardware and accessories produced by others to retail outlets in North America.

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

We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category by leveraging our existing titles as well as developing new brands. Rockstar is also well known for developing brands in other genres, including the Bully, Manhunt, Max Payne and Red Dead Revolver franchises. 2K Games has published a variety of popular entertainment properties across multiple genres and platforms and we expect 2K Games to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. Externally developed titles have included The Darkness™ and The Elder Scrolls IV®: Oblivion™. Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K and NHL 2K, provides more consistent annual revenue streams than our Rockstar Games and 2K Games' businesses because we publish them on an annual basis. We develop most of our 2K Sports software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series, NHL 2K series, and our Top Spin tennis series. Since its formation, our 2K Sports label has secured major sports league licenses including long-term, third party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media. Our 2K Play label focuses on developing and publishing titles for the growing market of casual and family-friendly games. 2K Play titles are developed by third party developers and internal development studios. Internally developed titles include Carnival Games and the Deal or No Deal series. 2K Play also has a partnership with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer and Go, Diego, Go! We expect family-oriented gaming to be an important component of our industry in the future. Furthermore, we have expansion initiatives in the rapidly growing Asia Pacific markets, where our strategy is to broaden the distribution of our existing products, develop a presence in Japan, and establish an online gaming presence, especially in China and Korea.

Our distribution segment, which is primarily comprised of our Jack of All Games subsidiary, distributes our products as well as third party software, hardware and accessories to retail outlets primarily in North America. Revenue in our distribution segment is derived from the sale of third party software titles, accessories and hardware in North America. Operating margins in our distribution business depend in large part on the mix of software and hardware sales, with software sales generally yielding higher margins than hardware. We have focused on improving margins in our distribution business. In September 2008, we sold certain assets of our distribution segment pertaining to the warehouse management, processing and value-added service operations of our distribution facility to Ditan Distribution LLC ("Ditan"), a logistics management solutions provider. In addition, we agreed to outsource the pick, pack, ship and warehousing functions for our publishing and distribution businesses to Ditan. This has allowed Jack of All Games to better focus on purchasing, sales and service for their customers.

Trends and Factors Impacting our Business

Product Release Schedule.    Our financial results are impacted by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. The timing of our Grand Theft Auto releases varies significantly, which in turn impacts our financial performance on a quarterly and annual basis.

Economic Environment and Retailer Performance.    Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. The unfavorable economic environment has impacted several of our customers, and is expected to continue to do so during fiscal 2009. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Our business is also negatively impacted by the actions of certain of our large customers, who sell used copies of our games, which reduces demand for new copies of our games. We have begun to offer downloadable content for certain of our titles which requires the user to have a copy of the original game. While this may serve to reduce some used game sales, we expect sales of used games to continue to increase.

Hardware Platforms.    The majority of our products are made for the hardware platforms developed by three companies—Sony, Microsoft and Nintendo. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms declines, which may negatively impact our business. Additionally, our development costs are generally higher for titles based on new platforms, and we have limited ability to predict the consumer acceptance of the new platforms, which may impact our sales and profitability. As a result, we believe it is important to focus our development efforts on a select number of titles, which is consistent with our strategy.

International Operations.    Sales in international markets, primarily in Europe, have accounted for a significant portion of our revenue. We have also recently expanded our Asian operations in an effort to increase our geographical scope and diversify our revenue base. We are subject to risks associated with foreign trade, including credit risks and consumer acceptance of our products, and our financial results may be impacted by fluctuations in foreign currency exchange rates.

First Quarter 2009 Releases

We released the following key titles in the first quarter of fiscal year 2009:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
MLB® Superstars	2K Sports	External	Wii	November 11, 2008
Grand Theft Auto IV	Rockstar Games	Internal	PC	December 2, 2008
MLB® Front Office Manager	2K Sports	External	PS3, Xbox 360, Games for Windows®	January 27, 2009

Product Pipeline

We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected/Actual Release
Grand Theft Auto IV: The Lost and Damned	Rockstar Games	Internal	Xbox 360	February 17, 2009
Major League Baseball® 2K9	2K Sports	Internal	Multiple platforms	March 3, 2009
MLB® 2K9 Fantasy All-Stars	2K Sports	External	DS	March 3, 2009
Grand Theft Auto: Chinatown Wars	Rockstar Games	Internal	DS	March 17, 2009
Don King Boxing	2K Sports	Internal	Wii, DS	March 31, 2009
Beaterator	Rockstar Games	Internal	TBA	Fiscal year 2009
BioShock® 2	2K Games	Internal	TBA	Fiscal year 2009
Borderlands™	2K Games	External	PS3, Xbox 360, Games for Windows®	Fiscal year 2009
Grand Theft Auto IV Second Episode	Rockstar Games	Internal	Xbox 360	Fiscal year 2009
Mafia II	2K Games	Internal	PS3, Xbox 360, Games for Windows®	Fiscal year 2009
Major League Baseball® 2K9	2K Sports	Internal	PSP	Fiscal year 2009
Midnight Club: Los Angeles Downloadable Content—South Central Premium Upgrade	Rockstar Games	Internal	PS3, Xbox 360	Fiscal year 2009
NBA® 2K10	2K Sports	Internal	Multiple platforms	Fiscal year 2009
NHL® 2K10	2K Sports	Internal	Multiple platforms	Fiscal year 2009
Red Dead Redemption	Rockstar Games	Internal	PS3, Xbox 360	Fiscal year 2009
The BIGS™ 2	2K Sports	External	Multiple platforms	Fiscal year 2009

Critical Accounting Policies and Estimates

Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition; allowances for returns, price concessions and other allowances; capitalization and recognition of software development costs and licenses; valuation of goodwill and long-lived assets; valuation and recognition of stock-based compensation; and income taxes. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which provides guidance on how to measure assets and liabilities recorded at fair value. SFAS 157 does not expand the use of fair value to any new circumstances, but does require additional disclosure in annual and quarterly reports. We adopted SFAS 157 and its related amendments for financial assets and liabilities as of November 1, 2008 (See Note 3 to the Condensed Consolidated Financial Statements) and it did not have a material impact on our financial position or results of operations. SFAS 157 is effective for non-financial assets and liabilities for us beginning November 1, 2009. We have evaluated the non-financial assets and liabilities portion of the standard and expect that it will have no significant impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. The Company adopted this Statement as of November 1, 2008 but has not applied the fair value option to any eligible assets or liabilities as such. There was no impact to our financial condition or results of operations from the adoption of this Statement.

In June 2007, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus conclusion on EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 (November 1, 2008 for the Company), and requires prospective application for new contracts entered into after the effective date. The adoption of EITF 07-03 did not have a material effect on our consolidated financial position, cash flows or results of operations.

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

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), which is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation. We are still evaluating the impact of adopting FSP EITF 03-6-1 on our results of operations.

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies how companies should apply the fair value measurement methodologies of SFAS 157 to financial assets whose markets are illiquid or inactive. Under this FSP, companies may use their own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs are either unavailable or based solely on transaction prices that reflect forced liquidations or distressed sales. We adopted this FSP as of November 1, 2008. There was no impact to our financial condition or results of operations from the adoption of this FSP.

Results of Operations

Consolidated operating results, net revenue by geographic region and publishing revenue by platform as a percent of revenue are as follows:

	Three months ended January 31,
	2009	2008
Net revenue:
Publishing	58.1%	50.9%
Distribution	41.9%	49.1%

Net revenue	100.0%	100.0%

Cost of goods sold	78.2%	77.4%
Gross profit	21.8%	22.6%
Selling and marketing	15.9%	14.0%
General and administrative	15.5%	13.8%
Research and development	8.2%	6.6%
Business reorganization and related	0.0%	0.0%
Depreciation and amortization	2.0%	2.7%

Total operating expenses	41.5%	37.0%

Loss from operations	(19.7)%	(14.4)%
Interest and other income, net	0.9%	0.6%

Loss before income taxes	(18.8)%	(13.8)%
Provision for income taxes	0.8%	2.0%

Net loss	(19.6)%	(15.8)%

Net revenue by geographic region:
United States and Canada	75.5%	84.3%
Europe, Asia Pacific and Other	24.5%	15.7%
Publishing revenue by platform:
Console	62.4%	74.2%
PC	23.8%	10.1%
Handheld	13.3%	15.3%
Accessories	0.5%	0.4%

Three Months ended January 31, 2009 compared to January 31, 2008

Publishing

(thousands of dollars)	2009	%	2008	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$149,186	100.0%	$122,419	100.0%	$26,767	21.9%
Product costs	51,627	34.6%	42,391	34.6%	9,236	21.8%
Software development costs and royalties(1)	23,302	15.6%	22,713	18.6%	589	2.6%
Internal royalties	20,472	13.7%	6,145	5.0%	14,327	233.1%
Licenses	7,182	4.8%	8,998	7.4%	(1,816)	(20.2)%

Cost of goods sold	102,583	68.8%	80,247	65.6%	22,336	27.8%

Gross profit	$46,603	31.2%	$42,172	34.4%	$4,431	10.5%

(1)
Includes $1,172 and $746 of stock-based compensation expense in 2009 and 2008, respectively.

Net revenue increased $26.8 million for the three months ended January 31, 2009 as compared to the same period in 2008, primarily due to an increase of $31.7 million in sales from our Grand Theft Auto franchise following the release of Grand Theft Auto IV for the PS3 and Xbox 360 in April 2008 and for the PC in December 2008, as well as an increase of $13.0 million in sales from our Midnight Club franchise due to the release of Midnight Club: Los Angeles in October 2008. Sales of Carnival Games, our second largest revenue generator for the three months ended January 31, 2009, remained relatively flat compared to the same period of the prior year. This was partially offset by a decrease of $19.8 million in sales from titles released in the fourth quarter of 2007 and the first quarter of 2008 including: BioShock, College Hoops 2K8 and The Elder Scrolls IV: Oblivion.

Net revenue on current generation platforms accounted for approximately 53.0% of our total net publishing revenue in the first quarter of 2009 compared to 48.3% for the same period in 2008. PS3 software sales grew $12.9 million (127.0%) fueled by sales of Grand Theft Auto IV, Midnight Club: Los Angeles and NBA 2K9. PC software sales increased $23.1 million (185.9%) due primarily to the December 2008 release of Grand Theft Auto IV. Sales on the prior generation platforms continued to decline primarily due to a decrease of $16.9 million (53.6%) on PS2, related to decreased sales of prior versions of Grand Theft Auto and various sports titles. We expect volume on prior generation platforms to continue to decline as a result of the continuing hardware transition to the current generation hardware platforms and have therefore reduced the number of titles in development for these older platforms. We have also continued to reduce pricing on software titles for the PS2 as the current generation hardware installed base grows.

Gross profit as a percentage of net revenue decreased from the same period of the prior year primarily due to higher internal royalty expense in 2009 based on the December 2008 release of Grand Theft Auto IV on the PC and continuing Grand Theft Auto IV console sales. Additionally, we offered greater price concessions in the 2009 period, primarily due to the economic slowdown and increased pressure to lower prices on certain titles.

Revenue earned from licensing our intellectual property to third parties increased $1.7 million in the first quarter of 2009 primarily due to licensing from our Grand Theft Auto franchise. We recognize substantially higher gross profit margins on revenue earned in connection with licensing our products.

Publishing revenue earned outside of North America accounted for approximately $62.8 million (42.1%) in the first quarter of 2009 compared to $37.1 million (30.3%) in the 2008 period. The year-over-year increase was primarily attributable to higher sales of Grand Theft Auto IV and Midnight

Club: Los Angeles. Foreign exchange rates reduced revenue and gross profit by approximately $12.3 million and $1.6 million, respectively, in the first quarter of 2009.

Distribution

(thousands of dollars)	2009	%	2008	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$107,624	100.0%	$118,023	100.0%	$(10,399)	(8.8)%
Cost of goods sold	98,319	91.4%	105,761	89.6%	(7,442)	(7.0)%

Gross profit	$9,305	8.6%	$12,262	10.4%	$(2,957)	(24.1)%

Net revenue decreased $10.4 million for the three months ended January 31, 2009 as compared to the same period in 2008 primarily due to:

i.	a decrease of $12.5 million in hardware sales due to our focus on higher margin software products; and
ii.	a decrease of $6.6 million in sales for prior generation software due to declining consumer spending on titles for the prior generation platforms; partially offset by
iii.	An increase of $9.9 million in sales of Wii software as consumers continued to shift their spending to this platform with the increasing popularity of casual gaming.

Gross profit margins decreased slightly in 2009 primarily due to the sale of older inventory at lower margins in order to reduce our inventory levels. Foreign currency exchange rates decreased net revenue and gross profit by approximately $3.1 million and $0.5 million, respectively, in the first quarter of 2009.

Operating Expenses

(thousands of dollars)	2009	% of net revenue	2008	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)

Selling and marketing	$40,774	15.9%	$33,729	14.0%	$7,045	20.9%
General and administrative	39,748	15.5%	33,083	13.8%	6,665	20.1%
Research and development	20,943	8.2%	15,810	6.6%	5,133	32.5%
Depreciation and amortization	5,108	2.0%	6,409	2.7%	(1,301)	(20.3)%

Total operating expenses(1)	$106,573	41.5%	$89,031	37.0%	$17,542	19.7%

(1)
Includes stock-based compensation expense, as follows:

	2009	2008
Selling and marketing	$493	$867
General and administrative	3,391	3,372
Research and development	1,126	1,088

As compared to first quarter 2008 the foreign currency exchange rates favorably impacted total operating expenses by approximately $6.3 million in the first quarter of 2009.

Selling and marketing

Selling and marketing expenses increased $7.0 million for the three months ended January 31, 2009 as compared to the same period in 2008 primarily due to:

i.	an increase in advertising expense of $11.3 million mainly for Grand Theft Auto IV and Midnight Club: Los Angeles; partially offset by
ii.	a decrease of $1.4 million in personnel severance costs incurred for the termination of several key employees in our Europe operations in December 2007; and
iii.	a decrease of $3.4 million in personnel and warehouse expenses at our distribution facility offset by approximately $0.8 million in management fees related to the distribution services agreement that we entered into with Ditan in September 2008. The net savings was offset by the distribution fee recorded in cost of goods sold.

General and administrative

General and administrative expenses increased $6.7 million for the three months ended January 31, 2009 compared to the same period in 2008 primarily due to:

i.	a $5.5 million increase in legal fees and accrued settlement costs, primarily reflecting estimates to resolve certain ongoing legal and regulatory matters, and expenses related to contract negotiations; and
ii.	an increase of $1.4 million for bad debt expense mainly for international customers as well as a recovery of bad debt in the quarter ended January 31, 2008.

General and administrative expenses for the three months ended January 31, 2009 and 2008 also includes occupancy expense (primarily rent, utilities and office expenses) of $2.8 million and $3.5 million, respectively, related to our development studios.

Research and development

Research and development expenses increased $5.1 million for the three months ended January 31, 2009 compared to the same period in 2008 primarily due to

i.	an increase in personnel costs as a result of added headcount from the prior year acquisitions of Rockstar New England (formerly known as Mad Doc Software LLC) and 2K Czech (formerly known as Illusion Softworks, a.s.) as well as expansion initiatives in Asia Pacific markets; and
ii.	an increase of $3.3 million of production expenses.

Provision for income taxes.    For the three months ended January 31, 2009, income tax expense was $2.1 million, compared to income tax expense of $4.8 million in the first quarter of 2008. The reduction in tax expense was primarily attributable to foreign jurisdictions. We did not record an income tax benefit on our United States pre-tax loss in 2009 and 2008 due to uncertainty regarding the realization of our deferred tax assets, primarily those attributable to net operating loss carryforwards. We increased our valuation allowance by approximately $12.8 million and $7.3 million in the three months ended January 31, 2009 and 2008, respectively. Our effective tax rate differed from the federal, state and foreign statutory tax rates primarily due to the recording of valuation allowances.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and loss per share.    For the three months ended January 31, 2009, our net loss was $50.4 million, compared to $38.0 million in the same period of 2008. Net loss per share for the three months ended January 31, 2009 was $0.66 compared to $0.52 for the three months ended January 31, 2008. Weighted average shares outstanding increased compared to the prior period, mainly due to an increase in the exercise of stock options over the last twelve months and the issuance of 1,496,647 shares of restricted stock in January 2008 in connection with our acquisition of 2K Czech.

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products (ii) working capital (iii) acquisitions and (iv) capital expenditures. Historically, we have relied on funds provided by operating activities and short and long-term borrowings to satisfy our working capital needs.

In July 2007, we entered into a credit agreement with Wells Fargo (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $140.0 million and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate (8.00% at January 31, 2009 and October 31, 2008), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at January 31, 2009 and October 31, 2008). We are also required to pay an annual fee on the unused available balance, ranging from 0.25% to 0.75% based on amounts borrowed.

Availability under the Credit Agreement is restricted by our domestic and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

As of January 31, 2009 there were $70.0 million of borrowings and $58.4 million was available for additional borrowings. We had $11.6 million of letters of credit outstanding at January 31, 2009 and were in compliance with all covenants and requirements in the Credit Agreement.

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

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 49.5% and 45.7% of net revenue for the three months ended January 31, 2009 and 2008, respectively. As of January 31, 2009 and October 31, 2008, amounts due from our five largest customers comprised approximately 63.2% and 39.0% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 46.7% and 11.8% of such balance at January 31, 2009 and October 31, 2008, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may impact our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. There were no material agreements requiring known cash commitments entered into during the first quarter of 2009 that were not previously reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

Our cash and cash equivalents decreased by $62.4 million for the quarter ended January 31, 2009 as follows:

	Three months ended January 31,
(thousands of dollars)	2009	2008

Cash used for operating activities	$(56,809)	$(39,365)
Cash used for investing activities	(2,198)	(1,521)
Cash provided by financing activities	4	17,958
Effects of exchange rates on cash and cash equivalents	(3,438)	(441)

Net decrease in cash and cash equivalents	$(62,441)	$(23,369)

At January 31, 2009 we had $217.8 million of cash and cash equivalents, compared to $280.3 million at October 31, 2008. Our decrease in cash and cash equivalents from October 31, 2008 was primarily a result of cash used for operating activities. In the first quarters of 2009 and 2008, our net losses were partially offset by non-cash expenses and a decrease in accounts receivable, reflecting seasonality in our business as we collected on sales from the holiday season. Offsetting the collection of our accounts receivable were decreases in accounts payable and accruals, also reflecting seasonality. In addition, we continued to increase spending on capitalized expenditures for software development costs and licenses. Prepaid expenses and other assets decreased in the 2008 period, mainly as a result of a $19.5 million income tax refund received.

Cash used for investing activities consisted of purchases of computer equipment and software which did not significantly increase for the first quarter 2009 compared to the prior period.

Cash provided by financing activities reflected an increase in net borrowings in the first quarter 2008 compared to the same period in 2009.

Cash and cash equivalents were negatively impacted by $3.4 million in 2009 as a result of foreign currency exchange movements primarily due to the impact of the weakening European currencies against the United States dollar.

Off-Balance Sheet Arrangements

As of January 31, 2009 and October 31, 2008, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any off-balance sheet arrangements and are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 2.00% to 2.50% above a certain base rate (8.00% at January 31, 2009), or (b) 3.25% to 3.75% above the LIBOR rate with a minimum 4.00% LIBOR Rate (7.25% at January 31, 2009), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense. For instance, if the borrowing rate on our line of credit were to increase one percentage point (1.0%), our expected annual interest expense would change by approximately $0.7 million based on our outstanding loan balance as of January 31, 2009. A decrease in the LIBOR rate would not have any impact on interest expense because of the 4.00% minimum LIBOR rate prescribed under our Credit Agreement.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended January 31, 2009, our foreign currency translation adjustment loss was approximately $19.3 million. The foreign exchange transaction gain recognized in interest and other income in our statement of operations for the three months ended January 31, 2009 and 2008 was $3.9 million and $1.5 million, respectively.

We use forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes.

For the three months ended January 31, 2009, 29.6% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.0%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.0%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2009, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, financial condition, results of operations or cash flows. Except as noted below, there were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. In addition to the matters reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, we are, or may become, involved in routine litigation in the ordinary course of business which we do not believe to be material to our business, financial condition, results of operations or cash flows.

Stockholder Action.    In March 2008, Patrick Solomon, a stockholder, filed a purported class action complaint in the Court of Chancery of the State of Delaware against us and certain of our officers and directors. On December 11, 2008, the plaintiff filed a motion for leave to file a supplement to his complaint. We agreed to permit the supplement to be filed, provided that there would be an agreed-upon schedule for the Company to move to dismiss both the original complaint and the supplement. On December 19, 2008, the plaintiff filed a supplement to his complaint. The supplement repeats his prior allegations and also alleges the stockholder vote on the amendment of the Company's Incentive Stock Plan and the amendment to the management agreement with ZelnickMedia and the grant of stock thereunder was invalid. On February 17, 2009, the Company filed its motion to dismiss all claims in both pleadings. On March 4, 2009, the plaintiff filed a motion to file a second supplement to his complaint. The second supplement contains additional allegations of breaches of fiduciary duties by the directors, and misleading and incomplete disclosure with respect to the proxy statement for the 2009 annual meeting of stockholders, The second supplement also seeks to enjoin the vote on the 2009 Stock Incentive Plan at the 2009 annual meeting of stockholders and a declaration that such Plan is invalid and void. We believe all of the claims described above lack merit, and intend to defend vigorously against them.

Item 1A.    Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 other than the following.

We may be required to record a significant charge to earnings if our goodwill becomes impaired.

We are required under generally accepted accounting principles to review our goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating a requirement to reevaluate whether our goodwill continues to be recoverable, include a significant decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. This may adversely impact our results of operations.

Increased sales of used video game products could lower our sales.

Certain of our larger customers sell used video games, which are generally priced lower than new video games. If our customers continue to increase their sales of used video games, it could negatively affect our sales of new video games and have an adverse impact on our results of operations.

Item 6.    Exhibits

Exhibits:
10.1	Amendment to Xbox 360 Publisher License Agreement, between Microsoft Licensing, GP and the Company*
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: March 11, 2009	By:	/s/ BEN FEDER
Ben Feder Chief Executive Officer (Principal Executive Officer)
Date: March 11, 2009	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein Chief Financial and Accounting Officer (Principal Financial Officer)