Form 10-Q
period 2009-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2009-06-05
CIK 946581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2009
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 1, 2009, there were 80,214,724 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	April 30, 2009	October 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$179,616	$280,277
Accounts receivable, net of allowances of $49,213 and $68,448 at April 30, 2009 and October 31, 2008, respectively	52,117	157,458
Inventory	74,020	104,235
Software development costs and licenses	149,018	113,436
Prepaid taxes and taxes receivable	20,881	23,763
Prepaid expenses and other	42,415	44,605

Total current assets	518,067	723,774

Fixed assets, net	28,860	32,361
Software development costs and licenses, net of current portion	45,580	61,991
Goodwill	227,733	230,809
Other intangibles, net	24,258	26,123
Other assets	10,681	8,294

Total assets	$855,179	$1,083,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$68,786	$156,167
Accrued expenses and other current liabilities	118,795	153,089
Deferred revenue	25,809	56,163

Total current liabilities	213,390	365,419

Line of credit	70,000	70,000
Income taxes payable	16,282	26,399
Other long-term liabilities	1,311	6,416

Total liabilities	300,983	468,234

Commitments and contingencies
Stockholders' Equity:
Common Stock, $.01 par value, 150,000 shares authorized; 78,667 and 77,694 shares issued and outstanding at April 30, 2009 and October 31, 2008, respectively	787	777
Additional paid-in capital	614,862	603,579
Retained earnings (accumulated deficit)	(42,193)	18,275
Accumulated other comprehensive loss	(19,260)	(7,513)

Total stockholders' equity	554,196	615,118

Total liabilities and stockholders' equity	$855,179	$1,083,352

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008
Net revenue	$229,722	$539,810	$486,532	$780,252
Cost of goods sold	161,602	318,259	362,504	504,267

Gross profit	68,120	221,551	124,028	275,985
Selling and marketing	31,044	45,949	71,818	79,678
General and administrative	31,415	48,317	71,163	81,238
Research and development	14,759	14,828	35,702	30,638
Business reorganization and related	-	944	-	1,106
Depreciation and amortization	4,777	7,516	9,885	13,925

Total operating expenses	81,995	117,554	188,568	206,585

Income (loss) from operations	(13,875)	103,997	(64,540)	69,400
Interest and other income, net	(1,467)	(1,714)	882	(347)

Income (loss) before income taxes	(15,342)	102,283	(63,658)	69,053
Provision (benefit) for income taxes	(5,262)	4,061	(3,190)	8,828

Net income (loss)	$(10,080)	$98,222	$(60,468)	$60,225

Earnings (loss) per share:
Basic	$(0.13)	$1.31	$(0.79)	$0.81

Diluted	$(0.13)	$1.29	$(0.79)	$0.80

Weighted average shares outstanding:
Basic	76,587	75,098	76,341	74,112

Diluted	76,587	75,954	76,341	74,894

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended April 30,
	2009	2008
Operating activities:
Net income (loss)	$(60,468)	$60,225

Adjustments to reconcile net income (loss) to net cash used for operating activities:
Amortization and impairment of software development costs and licenses	46,800	64,544
Depreciation and amortization of long-lived assets	9,885	13,925
Amortization and impairment of intellectual property	419	537
Stock-based compensation	11,500	18,500
Deferred income taxes	(144)	(117)
Foreign currency transaction gain and other	(3,513)	(360)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	105,341	(257,828)
Inventory	30,215	7,510
Software development costs and licenses	(68,514)	(74,229)
Prepaid expenses, other current and other non-current assets	2,545	15,952
Deferred revenue	(30,354)	3,313
Accounts payable, accrued expenses, income taxes payable and other liabilities	(136,456)	134,304

Total adjustments	(32,276)	(73,949)

Net cash used for operating activities	(92,744)	(13,724)

Investing activities:
Purchase of fixed assets	(5,567)	(4,998)
Purchases of businesses, net of cash acquired	(500)	(4,037)

Net cash used for investing activities	(6,067)	(9,035)

Financing activities:
Proceeds from exercise of options	4	20,489
Net payments on line of credit	-	(2,000)
Payment of debt issuance costs	-	(957)

Net cash provided by financing activities	4	17,532

Effects of exchange rates on cash and cash equivalents	(1,854)	388

Net decrease in cash and cash equivalents	(100,661)	(4,839)
Cash and cash equivalents, beginning of year	280,277	77,757

Cash and cash equivalents, end of period	$179,616	$72,918

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

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income (loss)

applicable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding, which includes shares of common stock issuable upon the exercise of stock options and restricted stock outstanding during the same period. The following table sets forth a reconciliation between basic and diluted shares, in accordance with SFAS 128, Earnings Per Share (in thousands):

	Three months ended April 30,		Six months ended April 30,
(thousands of shares)	2009	2008	2009	2008
Basic shares	76,587	75,098	76,341	74,112
Dilutive effect of equity incentive plans	-	856	-	782

Diluted shares	76,587	75,954	76,341	74,894

The computation for diluted number of shares excludes those unexercised stock options and unvested restricted stock which are antidilutive. For the three and six months ended April 30, 2009, the Company incurred a net loss; therefore, diluted EPS excludes common stock equivalents of approximately 5,263,000 and 5,310,000 for the three and six months ended April 30, 2009, respectively. For the three and six months ended April 30, 2008, diluted EPS excludes approximately 3,169,000 and 4,756,000, respectively, of common stock equivalents which are antidilutive. For the three and six months ended April 30, 2009, we issued approximately 49,000 and 1,131,000 shares, respectively, of common stock in connection with employee stock option exercises and restricted stock awards. During the three and six months ended April 30, 2009, we canceled 138,000 and 157,000 shares, respectively, of unvested restricted stock awards.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. We are evaluating the impact that the adoption of SFAS 141(R) will have on our consolidated financial position, cash flows and results of operations.

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

In May 2008, the FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the Company's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). In May 2009, we issued $138,000 of 4.375% convertible senior note due 2014 ("Convertible Notes"). We will adopt FSP APB 14-1 on November 1, 2009 and accordingly will reclassify a portion of our debt balance to additional paid-in-capital, representing a bifurcation based on the fair value of the Convertible Notes' embedded conversion option. The difference between the principal amount of the Convertible Notes' and the remaining liability component after the bifurcation will be reported as a debt discount. We will be required to amortize the debt discount as interest expense on our statement of operations in addition to the Convertible Notes' coupon interest payments. FSP APB 14-1 prohibits early adoption and requires retrospective application to all periods presented. We are in the process of determining the amount of the debt discount and corresponding fair value of the Convertible Notes' embedded conversion option that will be required to be recorded under FSP APB 14-1. See Note 11 to our Financial Statements.

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

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies ("FSP FAS 141(R)-1"), which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be determined during the measurement period. FSP FAS 141(R)-1 specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. FSP FAS 141(R)-1 is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). We are evaluating the impact that the adoption of FSP FAS 141(R)-1 will have on our consolidated financial position, cash flows and results of operations.

2.    MANAGEMENT AGREEMENT

In March 2007, we began operating under a management services agreement with ZelnickMedia (the "Management Agreement"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman. In addition, we have entered into employment agreements with Ben Feder and Karl Slatoff to serve as our Chief Executive Officer and Executive Vice President, respectively. Both Mr. Feder and Mr. Slatoff are partners of ZelnickMedia. The Management Agreement expires in October 2012 and provides for an annual management fee of $2,500 ($750 for periods prior to the amendment that was effective as of April 1, 2008) and a maximum bonus of $2,500 per fiscal year ($750 for periods prior to the amendment that was effective as of April 1, 2008) based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services under the Management Agreement, we recorded consulting expense (a component of general and administrative expenses) of $687 and $1,071 for the three months ended April 30, 2009 and 2008, respectively, and $1,562 and $1,517 for the six months ended April 30, 2009 and 2008, respectively.

Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vest over 36 months and expire 10 years from the date of grant. Each month, we remeasure the fair value of the unvested portion of such options and record compensation expense for the difference between total earned compensation at the end of the period, and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock impacts compensation expense or benefit recognized from period to period. We recorded stock-based compensation related to this option grant of $770 and $3,205 for the three months ended April 30, 2009 and 2008, respectively, and $1,971 and $5,264 for the six months ended April 30, 2009 and 2008, respectively.

In addition, on June 13, 2008, pursuant to an amendment to the Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia, that vest annually over a three year period, and 900,000 shares of restricted stock that vest over a four year period through 2012, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Industrial Index. For the three and six months ended April 30, 2009, we recorded a benefit of $72 and expense of $320, respectively, of stock-based compensation related to these grants of restricted stock.

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

	April 30, 2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds	$97,114	$97,114	$-	$-
Treasury bill	4,179	4,179	-	-

4.    COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are as follows:

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008
Net income (loss)	$(10,080)	$98,222	$(60,468)	$60,225
Foreign currency translation adjustment	7,503	5,748	(11,747)	(501)

Comprehensive income (loss)	$(2,577)	$103,970	$(72,215)	$59,724

5.    INVENTORY

Inventory balances by category are as follows:

	April 30, 2009	October 31, 2008
Finished products	$66,654	$96,139
Parts and supplies	7,366	8,096

Inventory	$74,020	$104,235

Estimated product returns included in inventory at April 30, 2009 and October 31, 2008 are $7,973 and $9,394, respectively.

6.    SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our software development costs and licenses are as follows:

	April 30, 2009		October 31, 2008
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$100,205	$24,768	$72,381	$39,508
Software development costs, externally developed	47,974	19,552	37,422	20,495
Licenses	839	1,260	3,633	1,988

Software development costs and licenses	$149,018	$45,580	$113,436	$61,991

Software development costs and licenses as of April 30, 2009 and October 31, 2008 include $168,911 and $136,687, respectively, related to titles that have not been released.

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	April 30, 2009	October 31, 2008
Software development costs and royalties	$30,814	$39,803
Compensation and benefits	16,915	40,293
Income tax payable	13,087	13,263
Licenses	12,740	13,594
Marketing and promotions	8,004	7,430
Professional fees	7,698	7,618
Rent and deferred rent obligations	6,116	6,732
Deferred Consideration for acquisitions	5,150	921
Other	18,271	23,435

Total	$118,795	$153,089

8.    CREDIT AGREEMENT

In July 2007, we entered into a credit agreement with Wells Fargo (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $140,000 and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at April 30, 2009), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at April 30, 2009), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay an annual fee on the unused available balance, ranging from 0.25% to 0.75% based on amounts borrowed.

We had borrowings outstanding of $70,000 at April 30, 2009 and October 31, 2008 and had $26,951 and $28,964 available for borrowings at April 30, 2009 and October 31, 2008, respectively. We had $11,560 of letters of credit outstanding at April 30, 2009 and October 31, 2008 and were in compliance with all covenants and requirements in the Credit Agreement. We recorded $1,408 and $1,083 of interest expense and fees related to the Credit Agreement for the three months ended April 30, 2009 and 2008, respectively. We recorded $3,204 and $1,862 of interest expense and fees related to the Credit Agreement for the six months ended April 30, 2009 and 2008, respectively.

 9.    LEGAL AND OTHER PROCEEDINGS

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries as described below in this section. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, financial condition, results of operations or cash flows. We have appropriately accrued amounts related to certain legal and other proceedings discussed below and in our Form 10-K and 10-Q for the periods ended October 31, 2008 and April 30, 2009, respectively. While there is a possibility that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material. In addition to the matters described herein, we are, or may become, involved in routine litigation in the ordinary course of business which we do not believe to be material to our business, financial condition, results of operations or cash flows.

Consumer Class Action and City of Los Angeles Litigation—Grand Theft Auto: San Andreas.    In July 2005, we received four complaints for purported class actions, which were consolidated in the United States District Court for the Southern District of New York (the "SDNY Court"). The plaintiffs, alleged purchasers of our Grand Theft Auto: San Andreas game, assert that we engaged in consumer deception and false advertising, breached an implied warranty of merchantability and were unjustly enriched as a result of our alleged failure to disclose that Grand Theft Auto: San Andreas contained "hidden" content. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. In January 2006, the City Attorney for the City of Los Angeles filed a complaint in the Superior Court of California, alleging violations of California law on substantially the same basis as the consumer class action; we removed the LA City Attorney lawsuit to federal court, and it was consolidated with the consumer class action. In December 2007, the SDNY Court preliminarily approved a settlement of the consumer class action. In July 2008, however, the SDNY Court refused to certify the proposed settlement class on the basis that, under controlling case law issued after the parties negotiated the settlement, the plaintiffs could no longer meet their burden of showing that the case could proceed on the proposed class basis, regardless of whether the purpose of certification was for litigation or settlement. The plaintiffs subsequently applied for, and on April 15, 2009 the U.S. Court of Appeals for the Second Circuit granted, permission to file an interlocutory appeal. The appeal is now pending. We express no opinion as to the likelihood of permission to appeal being granted or the outcome of any such appeal, and, should the consumer class action or the related LA City Attorney action return to an active litigation posture, we will continue to defend those cases vigorously.

Securities Class Action—Grand Theft Auto: San Andreas and Option Backdating.    In February and March 2006, four purported class action complaints were filed against us and certain of our then current and former officers and directors in the SDNY Court. The actions were consolidated, and in April 2007 the lead plaintiff filed a consolidated second amended complaint which contained allegations related to purported "hidden content" contained in Grand Theft Auto: San Andreas and the backdating of stock options, including the investigation thereof conducted by the Special Litigation Committee of the Board of Directors and the restatement of our financial statements relating thereto. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. The lead plaintiff sought unspecified compensatory damages and costs including attorneys' fees and expenses. In April 2008, the Court dismissed, with leave to amend, all claims as to all defendants relating to Grand Theft Auto: San Andreas and certain claims as to our former CEO, CFO and certain director defendants relating to the backdating of stock options. In September 2008, the lead plaintiff filed a third amended consolidated complaint seeking to reinstate these claims which we opposed. The matter is now under submission with the SDNY Court. We express no opinion as to the outcome of the complaint and will continue to defend this case vigorously.

St. Clair Derivative Action.    In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the SDNY Court against us, as nominal defendant, and certain of our directors and certain former officers and directors. Certain of the factual allegations in this action are similar to those in the securities class action described above. The plaintiff asserts that certain defendants breached their fiduciary duty by selling their stock while in possession of certain material non-public information and that we violated Section 14(a) of the Exchange Act and Rule 14a-9 thereunder by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. The plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold our stock, unspecified compensatory damages with interest and its costs in the action. In March 2007, the Special Litigation Committee moved to dismiss the complaint based on, among other things, the Committee's conclusion that "future pursuit of this action is not in the best interests of Take-Two or its shareholders." In August 2007, the plaintiff filed an Amended Derivative and Class Action Complaint alleging, among other things, that defendants breached their fiduciary duties in connection with the issuance of proxy statements from 2001 through 2005. In September 2007, the Special Litigation Committee moved to dismiss the Amended Complaint or to consolidate certain of its claims with the securities class action. In July 2008, the Court dismissed all claims against us and all claims against all defendants that arose out of the plaintiff's derivative claims. The Court expressly did not determine whether the remaining claims, which are related to the proxy statements, would entitle the putative class to monetary damages.

Derivative Action—Option Backdating.    In July and August 2006, shareholders Richard Lasky and Raeda Karadsheh filed purported derivative actions in the SDNY Court against us, as nominal defendant, and certain of our directors and certain former officers and directors. These actions were consolidated in November 2006 and the plaintiffs filed a consolidated complaint in January 2007, which focused exclusively on our historical stock option granting practices, alleging violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity-based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. These matters were referred to the Special Litigation Committee, which moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and Board of Directors. On April 21, 2009, the Court granted the Special Litigation Committee's motion in it entirety, dismissing all claims against all named defendants except Ryan A. Brant, James David, Larry Muller, and Kelly G. Sumner, and assigning those remaining claims to the Company as the sole party plaintiff.

Strickland et al. Personal Injury Action.    In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against us, Sony Computer Entertainment America Inc., Sony Corporation of America, Wal-Mart, GameStop and Devin Moore, alleging under Alabama's manufacturers' liability and wrongful death statutes, that our video games resulted in "copycat violence" that caused the deaths of Messrs. Strickland, Crump and Mealer by Mr. Moore. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600,000. In April 2006, the plaintiffs amended the complaint to add a claim for civil conspiracy. Our motion to dismiss that claim is pending, but there currently is no scheduling order in effect. At our request, the Court held an evidentiary hearing on October 30, 2008 to consider the exclusion of certain expert testimony and a second hearing was held on December 18, 2008. We believe that the claims are without merit and that this action is similar to lawsuits brought and uniformly dismissed by courts in other jurisdictions.

Stockholder Actions.    In March 2008, Patrick Solomon, a stockholder, filed a purported class action complaint in the Court of Chancery of the State of Delaware against us and certain of our officers and directors. The plaintiff contends that the defendants breached their fiduciary duties by, among other things, allegedly refusing to explore premium offers by Electronic Arts Inc. to acquire all of the Company's outstanding shares of common stock, enacting a bylaw amendment allegedly designed to entrench the current board by preventing stockholders from nominating and electing alternative directors, agreeing to an amendment to a management agreement with ZelnickMedia and issuing a proxy statement for the 2008 annual meeting of stockholders that allegedly contained misleading and incomplete information. The complaint seeks preliminary and permanent injunctive relief, rescissory and other equitable relief and damages. After certain voluntary actions were taken by the Company, the plaintiff agreed to withdraw his motion for preliminary injunctive relief, and the annual meeting went forward without difficulty (and without any stockholders nominating directors or proposing business). On December 19, 2008, the plaintiff filed a supplement to his complaint. The supplement repeats his prior allegations and also alleges the stockholder vote on the amendment of the Company's Incentive Stock Plan and the amendment to the management agreement with ZelnickMedia and the grant of stock thereunder was invalid. On February 17, 2009, the Company filed its motion to dismiss all claims in both pleadings. On March 4, 2009, the plaintiff filed a motion to file a second supplement to his complaint. The second supplement contains additional allegations of breaches of fiduciary duties by the directors, and misleading and incomplete disclosure with respect to the proxy statement for the 2009 annual meeting of stockholders. The second supplement also sought to enjoin the vote on the 2009 Stock Incentive Plan at the 2009 annual meeting of stockholders and a declaration that such Plan is invalid and void. On April 3, 2009, the Company entered into a settlement in principle of the plaintiff's complaint and both supplements, subject to approval by the Delaware Court. The settlement provides, among other things, for additional disclosure which is contained in a supplement to the Company's proxy statement. The settlement does not provide for a payment of monetary damages to the plaintiff or the purported class. The Company has opposed an application by the plaintiff's counsel for fees and expenses and expects that any award of fees or expenses will be covered by the Company's existing insurance policies. The Company believes that the plaintiff's complaint and the two supplements are wholly without merit, but entered into the settlement arrangement solely to save the time and expense of continued litigation.

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

Information about our reportable segments is as follows:

	Three months ended April 30,		Six months ended April 30,
Net revenue:	2009	2008	2009	2008
Publishing	$174,197	$483,525	$323,383	$605,945
Distribution	55,525	56,285	163,149	174,307

Total net revenue	$229,722	$539,810	$486,532	$780,252

	Three months ended April 30,		Six months ended April 30,
Gross profit:	2009	2008	2009	2008
Publishing	$64,320	$217,246	$110,923	$259,419
Distribution	3,800	4,305	13,105	16,566

Total gross profit	$68,120	$221,551	$124,028	$275,985

	April 30, 2009			October 31, 2008
	Publishing	Distribution	Total	Publishing	Distribution	Total
Accounts receivable, net	$42,676	$9,441	$52,117	$115,921	$41,537	$157,458
Inventory	24,701	49,319	74,020	38,446	65,789	104,235
Total assets	752,994	102,185	855,179	933,802	149,550	1,083,352

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region is as follows:

	Three months ended April 30,		Six months ended April 30,
Net revenue by geographic region:	2009	2008	2009	2008
United States	$163,919	$318,449	$344,829	$507,675
Canada	11,001	32,832	23,964	46,414

North America	174,920	351,281	368,793	554,089
Continental Europe	32,805	99,246	71,178	120,664
United Kingdom	13,896	64,109	28,879	71,517
Asia Pacific and other	8,101	25,174	17,682	33,982

Total net revenue	$229,722	$539,810	$486,532	$780,252

Net revenue by product platform for our reportable segments is as follows:

	Three months ended April 30,		Six months ended April 30,
Net revenue by product platform:	2009	2008	2009	2008
Publishing:
Microsoft Xbox 360	$77,815	$223,486	$105,024	$249,186
Nintendo Wii	18,757	31,257	47,465	54,566
PC	10,348	9,636	45,868	22,059
Sony PLAYSTATION 3	19,609	175,323	42,712	185,501
Nintendo DS	23,733	2,363	31,275	5,055
Sony PlayStation 2	13,016	27,312	27,058	58,026
Sony PSP	10,550	13,382	22,839	28,872
Other	369	766	1,142	2,680

Total publishing	174,197	483,525	323,383	605,945
Distribution:
Hardware and peripherals	20,077	21,526	60,677	74,693
Software:
Nintendo Wii	9,044	4,932	29,986	15,932
PC	11,963	14,479	25,043	26,846
Nintendo DS	5,574	4,185	18,368	15,548
Microsoft Xbox 360	4,026	2,442	12,344	8,875
Sony PlayStation 2	2,445	3,665	8,053	14,438
Sony PLAYSTATION 3	1,590	1,221	5,273	4,601
Sony PSP	533	1,608	1,864	3,037
Other	273	2,227	1,541	10,337

Total distribution	55,525	56,285	163,149	174,307

Total net revenue	$229,722	$539,810	$486,532	$780,252

11.    SUBSEQUENT EVENTS

In May 2009, we issued $138,000 of 4.375% convertible senior notes due 2014 ("Convertible Notes"). The Convertible Notes will pay interest semi-annually at a rate of 4.375% per annum and mature on June 1, 2014. The Convertible Notes are convertible under certain circumstances and during certain periods at an initial conversion rate of 93.6768 shares of our common stock per $1 principal amount of notes (representing an initial conversion price of approximately $10.675 per share of common stock or a conversion premium of 25%, for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Prior to December 1, 2013, the Convertible Notes will be convertible only upon specified events and, thereafter, at any time. Upon conversion, the Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. We may redeem some or all of the Convertible Notes for cash under certain circumstances on or after June 5, 2012.

In connection with the offering of the notes, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution to our common stock upon conversion of the notes. The transactions include options to purchase approximately 12,927,000 shares of common stock at $10.675 per share, expiring on June 1, 2014, for a total cost of approximately $43,600, and the sale of warrants to purchase approximately 12,927,000 shares of common stock at $14.945 per share expiring August 30, 2014, for total proceeds of approximately $26,300. The cost of the options and the proceeds from the issuance of the warrants will be applied to additional paid-in capital.

On May 28, 2009, we paid down all the outstanding borrowings on our Credit Agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, in the section entitled "Risk Factors," and the Company's other periodic filings with the SEC. All forward- looking statements are qualified by these cautionary statements and apply only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Overview

Our Business

We are a global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment consists of our Rockstar Games, 2K Games, 2K Sports and 2K Play publishing labels. We develop, market and publish software titles for the leading gaming and entertainment hardware platforms including: Sony's PLAYSTATION®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems; Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") video game and entertainment system; Nintendo's Wii™ ("Wii") and DS™ ("DS") systems; and for the PC and Games for Windows®. The installed base for the prior generation of platforms, including PS2 and DS ("prior generation platforms") is substantial. The release of the PS3, Xbox 360, and Wii platforms ("current generation platforms") has further expanded the video game software market. We are continuing to increase the number of titles released on the current generation platforms while also developing titles for certain prior generation platforms such as PS2 and DS given their significant installed base, as long as it is economically attractive to do so. Our distribution segment, which primarily consists of our Jack of All Games subsidiary, distributes our products as well as software, hardware and accessories produced by others to retail outlets in North America.

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

We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category by leveraging our existing franchises as well as developing new brands. Rockstar continues to expand on these franchises by releasing sequels as well as offering downloadable episodes and content. Rockstar is also well known for developing brands in other genres, including the Bully, Manhunt, Max Payne and Red Dead Revolver franchises. 2K Games has published a variety of popular entertainment properties across multiple genres and platforms and we expect 2K Games to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. 2K Games has recently partnered with Digital Extremes to develop a new multiplayer experience for BioShock® 2 in order to develop a new and substantial element that enhances the lore and fiction of the BioShock universe. 2K Games has externally developed titles that have included The Darkness™ and The Elder Scrolls IV®: Oblivion™. Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K and NHL 2K, provides more consistent annual revenue streams than our Rockstar Games and 2K Games' businesses because we publish them on an annual basis. We develop most of our 2K Sports software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series, NHL 2K series, our Top Spin tennis series, and our Don King boxing title. Since its formation, our 2K Sports label has secured major sports league licenses including long-term, third party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media. Our 2K Play label focuses on developing and publishing titles for the growing market of casual and family-friendly games. 2K Play titles are developed by third party developers and internal development studios. Internally developed titles include Carnival Games and the Deal or No Deal series. 2K Play has also recently announced two new casual and family friendly games, Birthday Party Bash and Ringling Bros. and Barnum & Bailey® Circus, to be released later this year. 2K Play also has a partnership with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer and Go, Diego, Go! We expect family-oriented gaming to be an important component of our industry in the future. Furthermore, we have expansion initiatives in the rapidly growing Asia Pacific markets, where our strategy is to broaden the distribution of our existing products, develop a presence in Japan, and establish an online gaming presence, especially in China and Korea.

Our distribution segment, which is primarily comprised of our Jack of All Games subsidiary, distributes our products as well as third party software, hardware and accessories to retail outlets primarily in North America. Revenue in our distribution segment is derived from the sale of third party software titles, accessories and hardware in North America. Operating margins in our distribution business depend in large part on the mix of software and hardware sales, with software sales generally yielding higher margins than hardware. We have focused on improving margins in our distribution business. In September 2008, we sold certain assets of our distribution segment pertaining to the warehouse management, processing and value-added service operations of our distribution facility to Ditan Distribution LLC ("Ditan"), a logistics management solutions provider. In addition, we agreed to outsource the pick, pack, ship and warehousing functions for our publishing and distribution businesses to Ditan. This has allowed Jack of All Games to better focus on purchasing, sales and service for their customers. We also adopted a plan to reduce the number of stock keeping units ("SKU's") on hand in our warehouse in order to focus on higher margin titles and improve the operating efficiency of the segment.

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

Economic Environment and Retailer Performance.    Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. The unfavorable economic environment has impacted several of our customers, and is expected to continue to do so during fiscal 2009. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Our business is also negatively impacted by the actions of certain of our large customers, who sell used copies of our games, which reduces demand for new copies of our games. We have begun to offer downloadable episodes for certain of our titles, which requires the user to have a copy of the original game. While this may serve to reduce some used game sales, we expect sales of used games to continue to increase.

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

Second Quarter 2009 Releases

We released the following key titles in the second quarter of fiscal year 2009:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Grand Theft Auto IV: The Lost and Damned	Rockstar Games	Internal	Xbox LIVE® (downloadable episode)	February 17, 2009
Major League Baseball® 2K9	2K Sports	Internal	Multiple platforms	March 3, 2009
MLB® 2K9 Fantasy All-Stars	2K Sports	External	DS	March 3, 2009
Grand Theft Auto: Chinatown Wars	Rockstar Games	Internal	DS	March 17, 2009
Midnight Club: Los Angeles—South Central	Rockstar Games	Internal	PlayStation®Network, Xbox LIVE® (downloadable content)	March 19, 2009
Don King Boxing	2K Sports	Internal	Wii, DS	March 31, 2009

Product Pipeline

We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected/Actual Release
Sid Meier's Civilization IV®: The Complete Edition	2K Games	External	Games for Windows®	May 12, 2009
Birthday Party Bash	2K Play	External	Wii™	July 14, 2009
The BIGS™ 2	2K Sports	External	Multiple platforms	Q3 2009
Beaterator	Rockstar Games	Internal	TBA	Q4 2009
BioShock® 2	2K Games	Internal	TBA	Q4 2009
Borderlands™	2K Games	External	PS3, Xbox 360, Games for Windows®	Q4 2009
Grand Theft Auto: Episodes from Liberty City	Rockstar Games	Internal	Xbox 360	Q4 2009
Grand Theft Auto: The Ballad of Gay Tony	Rockstar Games	Internal	Xbox LIVE® (downloadable episode)	Q4 2009
NBA® 2K10	2K Sports	Internal	Multiple platforms	Q4 2009
NHL® 2K10	2K Sports	Internal	Multiple platforms	Q4 2009
Ringling Bros. and Barnum & Bailey® Circus	2K Play	Internal	Wii™, Nintendo DS™	Q4 2009
Mafia II	2K Games	Internal	PS3, Xbox 360, Games for Windows®	Fiscal year 2010
Max Payne 3	Rockstar Games	Internal	PS3, Xbox 360, Games for Windows®	Fiscal year 2010
Red Dead Redemption	Rockstar Games	Internal	PS3, Xbox 360	Fiscal year 2010

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. We are evaluating the impact that the adoption of SFAS 141(R) will have on our consolidated financial position, cash flows and results of operations.

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

In May 2008, the FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the Company's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). In May 2009, we issued $138.0 million of 4.375% convertible senior note due 2014 ("Convertible Notes"). We will adopt FSP APB 14-1 on November 1, 2009 and accordingly will reclassify a portion of our debt balance to additional paid-in-capital, representing a bifurcation based on the fair value of the Convertible Notes' embedded conversion option. The difference between the principal amount of the Convertible Notes' and the remaining liability component after the bifurcation will be reported as a debt discount. We will be required to amortize the debt discount as interest expense on our statement of operations in addition to the Convertible Notes' coupon interest payments. FSP APB 14-1 prohibits early adoption and requires retrospective application to all periods presented. We are in the process of determining the amount of the debt discount and corresponding fair value of the Convertible Notes' embedded conversion option that will be required to be recorded under FSP APB 14-1. See Note 11 to our Financial Statements.

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

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies ("FSP FAS 141(R)-1"), requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be determined during the measurement period. FSP FAS 141(R)-1 specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. FSP FAS 141(R)-1 is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). We are evaluating the impact that the adoption of FSP FAS 141(R)-1 will have on our consolidated financial position, cash flows and results of operations.

Results of Operations

Consolidated operating results, net revenue by geographic region and publishing revenue by platform as a percent of revenue are as follows:

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008
Net revenue:
Publishing	75.8%	89.6%	66.5%	77.7%
Distribution	24.2%	10.4%	33.5%	22.3%

Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	70.3%	59.0%	74.5%	64.6%
Gross profit	29.7%	41.0%	25.5%	35.4%
Selling and marketing	13.5%	8.5%	14.8%	10.2%
General and administrative	13.7%	9.0%	14.6%	10.4%
Research and development	6.4%	2.7%	7.3%	3.9%
Business reorganization and related	0.0%	0.2%	0.0%	0.1%
Depreciation and amortization	2.1%	1.4%	2.0%	1.8%

Total operating expenses	35.7%	21.8%	38.8%	26.5%

Income (loss) from operations	(6.0)%	19.3%	(13.3)%	8.9%
Interest and other income, net	(0.7)%	(0.3)%	0.2%	(0.0)%

Income (loss) before income taxes	(6.7)%	18.9%	(13.1)%	8.9%
Provision (benefit) for income taxes	(2.3)%	0.8%	(0.7)%	1.1%

Net income (loss)	(4.4)%	18.2%	(12.4)%	7.7%

Net revenue by geographic region:
United States and Canada	76.1%	65.1%	75.8%	71.0%
Europe, Asia Pacific and Other	23.9%	34.9%	24.2%	29.0%
Publishing revenue by platform:
Console	74.2%	94.7%	68.7%	90.6%
Handheld	19.7%	3.3%	16.7%	5.7%
PC	5.9%	2.0%	14.2%	3.6%
Accessories	0.2%	0.0%	0.4%	0.1%

Three Months ended April 30, 2009 compared to April 30, 2008

Publishing

(thousands of dollars)	2009	%	2008	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$174,197	100.0%	$483,525	100.0%	$(309,328)	(64.0)%
Product costs	57,270	32.9%	133,063	27.5%	(75,793)	(57.0)%
Software development costs and royalties(1)	28,012	16.1%	57,688	11.9%	(29,676)	(51.4)%
Internal royalties	9,659	5.5%	52,653	10.9%	(42,994)	(81.7)%
Licenses	14,936	8.6%	22,875	4.7%	(7,939)	(34.7)%

Cost of goods sold	109,877	63.1%	266,279	55.1%	(156,402)	(58.7)%

Gross profit	$64,320	36.9%	$217,246	44.9%	$(152,926)	(70.4)%

(1)
Includes $1,876 and $6,448 of stock-based compensation expense in 2009 and 2008, respectively.

Net revenue decreased $309.3 million for the three months ended April 30, 2009 as compared to the same period in 2008, primarily due to the release of Grand Theft Auto IV for the PS3 and Xbox 360 in April 2008, which surpassed all-time sales records for the launch of an entertainment property. Sales of our Grand Theft Auto franchise decreased $288.1 million for the three months ended April 30, 2009 as compared to the same period in 2008. Sales of Grand Theft Auto IV decreased significantly and was partially offset by the second quarter 2009 releases of Grand Theft Auto IV: The Lost and Damned downloadable episode and Grand Theft Auto: Chinatown Wars for the Nintendo DS. In addition, net revenue from our Bully franchise, including the release of Bully: Scholarship Edition in the second quarter of 2008, decreased $22.0 million for the three months ended April 30, 2009 as compared to the same period in 2008.

Net revenue on current generation platforms accounted for approximately 66.7% of our total net publishing revenue in the second quarter of 2009 compared to 88.9% for the same period in 2008. The decrease is primarily due to the release of Grand Theft Auto IV in April 2008 for the PS3 and Xbox 360. Nintendo DS sales increased $21.4 million (904.2%) due primarily to the March 2009 release of Grand Theft Auto: Chinatown Wars. Sales on the prior generation platforms continued to decline primarily due to a decrease of $14.3 million (52.4%) on PS2, related to decreased sales of prior versions of Grand Theft Auto and various sports titles. We expect volume on prior generation platforms to continue to decline as a result of the continuing hardware transition to the current generation hardware platforms and have therefore reduced the number of titles in development for these older platforms. We have also continued to reduce pricing on software titles for the PS2 as the current generation hardware installed base grows.

Gross profit as a percentage of net revenue decreased from the same period of the prior year primarily due to the release of Grand Theft Auto IV during the second quarter of 2008. Product costs increased as a percentage of net revenue for the three months ended April 30, 2009, primarily due to the manufacturing discounts we received related to the release of Grand Theft Auto IV in the second quarter of 2008. Additionally, capitalized software amortization increased as a percentage of net revenue in 2009 as the capitalized software amortization related to Grand Theft Auto IV in 2008 was lower as a percentage of net revenue due to its longer product life cycle and lower total development cost as compared to revenue generated. Excluding the impact from sales of our Grand Theft Auto franchise, license costs decreased as a percentage of net revenue related to our Major League Baseball license which was impacted by the timing of releases and a greater number of baseball titles in our 2009 release schedule.

Publishing revenue earned outside of North America accounted for approximately $54.7 million (31.4%) in the second quarter of 2009 compared to $188.2 million (38.9%) in the 2008 period. The year-over-year decrease was primarily attributable to the global release of Grand Theft Auto IV in the second quarter of 2008. Foreign exchange rates reduced revenue and gross profit by approximately $12.8 million and $0.7 million, respectively, in the second quarter of 2009.

Distribution

(thousands of dollars)	2009	%	2008	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$55,525	100.0%	$56,285	100.0%	$(760)	(1.4)%
Cost of goods sold	51,725	93.2%	51,980	92.4%	(255)	(0.5)%

Gross profit	$3,800	6.8%	$4,305	7.6%	$(505)	(11.7)%

Net revenue decreased $0.8 million for the three months ended April 30, 2009 as compared to the same period in 2008 primarily attributable to a decrease in sales of hardware and sales of software for prior generation platforms. In addition, the strengthening U.S. dollar contributed to the decrease in net revenue. Increasing sales of current generation software substantially offset the decrease in net revenue, primarily fueled by Wii software sales as consumers continued to shift their spending to this platform with the increasing popularity of casual gaming.

Gross profit margins decreased slightly in 2009 primarily due to the sale of older inventory at lower margins resulting from our plan to reduce our inventory levels and SKU count. In addition, cost of goods sold increased reflecting the distribution services agreement that we entered into with Ditan in September 2008. Prior to September 2008, certain product distribution costs were recorded in operating expenses because we operated the distribution warehouse. These costs were partially offset by our continued emphasis on improving margins in our distribution business by focusing on higher margin software products.

Operating Expenses

(thousands of dollars)	2009	% of net revenue	2008	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)

Selling and marketing	$31,044	13.5%	$45,949	8.5%	$(14,905)	(32.4)%
General and administrative	31,415	13.7%	48,317	9.0%	(16,902)	(35.0)%
Research and development	14,759	6.4%	14,828	2.7%	(69)	(0.5)%
Business reorganization and related	-	0.0%	944	0.2%	(944)	(100.0)%
Depreciation and amortization	4,777	2.1%	7,516	1.4%	(2,739)	(36.4)%

Total operating expenses(1)	$81,995	35.7%	$117,554	21.8%	$(35,559)	(30.2)%

(1)
Includes stock-based compensation expense, as follows:

	2009	2008
Selling and marketing	$423	$514
General and administrative	2,555	4,576
Research and development	462	889

Foreign currency exchange rates favorably impacted total operating expenses by approximately $5.3 million in the second quarter of 2009, compared to the second quarter of 2008.

Selling and marketing

Selling and marketing expenses decreased $14.9 million for the three months ended April 30, 2009, as compared to the same period in 2008 primarily due to:

  i.
  a decrease of $10.4 million in advertising expense primarily related to the release of Grand Theft Auto IV in April 2008; and

  ii.
  a decrease of $2.7 million in personnel costs due to the restructuring and termination of employees in our Europe operations; and

  iii.
  a decrease of $2.0 million in personnel and warehouse expenses at our distribution facility, offset by approximately $0.8 million in management fees related to the distribution services agreement that we entered into with Ditan in September 2008. The net savings was partially offset by the distribution fee recorded in cost of goods sold.

General and administrative

General and administrative expenses decreased $16.9 million for the three months ended April 30, 2009 compared to the same period in 2008 primarily due to:

  i.
  a decrease of $2.4 million in professional fees principally due to legal and investment banking expenses incurred in the 2008 period related to the Electronics Arts Inc. ("EA") tender offer

    (the "EA Offer") to acquire the outstanding shares of the Company's Common Stock in 2008; and

  ii.
  a decrease of $4.3 million in consulting fees primarily due to a decrease of $2.9 million in stock-based compensation expense related to the ZelnickMedia awards, which was a result of a decrease in the price of our common stock, and $1.4 million of fees incurred related to the EA Offer in 2008; and

  iii.
  a decrease of $3.9 million in personnel costs due to lower performance based compensation and cost saving initiatives; and

  iv.
  a decrease of $4.3 million for bad debt expense primarily due to lower revenue and related accounts receivable balances in the second quarter of 2009.

General and administrative expenses for the three months ended April 30, 2009 and 2008 also include occupancy expense (primarily rent, utilities and office expenses) of $3.8 million and $3.7 million, respectively, related to our development studios.

Research and development

Research and development expenses for the three months ended April 30, 2009 decreased slightly compared to the same period in 2008. Personnel costs increased $0.8 million in the current period as a result of added headcount primarily from prior year acquisitions and expansion initiatives in Asia Pacific markets, offset by a decrease in professional fees from the same period of 2008.

Provision (benefit) for income taxes.    For the three months ended April 30, 2009, income tax benefit was $5.3 million, compared to income tax expense of $4.1 million in the second quarter of 2008. The change in income taxes is primarily attributable to pre-tax losses in 2009 compared to pre-tax income in 2008 and adjustments resulting from domestic tax audits that concluded during the second quarter of 2009. We did not record an income tax benefit on our United States pre-tax loss in 2009 due to uncertainty regarding the realization of our deferred tax assets. Our effective tax rate differed from the federal, state and foreign statutory rates primarily due to the recording and reversal of valuation allowances during 2009 and 2008, respectively.

As of April 30, 2009, we had gross unrecognized tax benefits, including interest and penalties, of $16.3 million, all of which would affect our effective tax rate if realized. For the three months ended April 30, 2009, gross unrecognized tax benefits decreased by $11.2 million, which includes a decrease in interest and penalties of $4.9 million, primarily related to adjustments resulting from domestic tax audits that concluded during the second quarter of 2009.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income (loss) and earnings (loss) per share.    For the three months ended April 30, 2009, our net loss was $10.1 million, compared to net income of $98.2 million in the same period of 2008. Net loss per share for the three months ended April 30, 2009 was $0.13 compared to net income per share of $1.31 and $1.29 for basic and diluted, respectively, for the three months ended April 30, 2008. Weighted average shares outstanding remained relatively flat compared to the prior period.

Six Months ended April 30, 2009 compared to April 30, 2008

Publishing

(thousands of dollars)	2009	%	2008	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$323,383	100.0%	$605,945	100.0%	$(282,562)	(46.6)%
Product costs	108,897	33.7%	175,454	29.0%	(66,557)	(37.9)%
Software development costs and royalties(1)	51,314	15.9%	80,402	13.3%	(29,088)	(36.2)%
Internal royalties	30,131	9.3%	58,797	9.7%	(28,666)	(48.8)%
Licenses	22,118	6.8%	31,873	5.3%	(9,755)	(30.6)%

Cost of goods sold	212,460	65.7%	346,526	57.2%	(134,066)	(38.7)%

Gross profit	$110,923	34.3%	$259,419	42.8%	$(148,496)	(57.2)%

(1)
Includes $3,049 and $7,194 of stock-based compensation expense in 2009 and 2008, respectively.

Net revenue decreased $282.6 million for the six months ended April 30, 2009 as compared to the same period in 2008, primarily due to the release of Grand Theft Auto IV for the PS3 and Xbox 360 in April 2008, which surpassed all-time sales records for the launch of an entertainment property. Sales of our Grand Theft Auto franchise decreased $256.4 million for the six months ended April 30, 2009 as compared to the same period in 2008. Sales of Grand Theft Auto IV decreased significantly and was partially offset by the second quarter 2009 releases of Grand Theft Auto IV: The Lost and Damned downloadable episode and Grand Theft Auto: Chinatown Wars for the Nintendo DS. In addition, net revenue from our Bully franchise including the release of Bully: Scholarship Edition in the second quarter of 2008 decreased $23.5 million for the six months ended April 30, 2009 as compared to the same period in 2008.

Net revenue on current generation platforms accounted for approximately 60.4% of our total net publishing revenue for the six months ended April 30, 2009 compared to 80.7% for the same period in 2008. The decrease is primarily due to the release of Grand Theft Auto IV in April 2008 for the PS3 and Xbox 360. PC software sales increased $23.8 million (107.9%) due primarily to the December 2008 release of Grand Theft Auto IV. Sales on the prior generation platforms continued to decline primarily due to a decrease of $31.0 million (53.4%) on PS2, related to decreased sales of prior versions of Grand Theft Auto and various sports titles. We expect volume on prior generation platforms to continue to decline as a result of the continuing hardware transition to the current generation hardware platforms and have therefore reduced the number of titles in development for these older platforms. We have also continued to reduce pricing on software titles for the PS2 as the current generation hardware installed base grows.

Gross profit as a percentage of net revenue decreased from the same period of the prior year primarily due to the release of Grand Theft Auto IV during the second quarter of 2008. Product costs increased as a percentage of net revenue, primarily due to the manufacturing discounts we received related to the release of Grand Theft Auto IV in the second quarter of 2008. Additionally, capitalized software amortization increased as a percentage of net revenue in 2009 as the capitalized software amortization related to Grand Theft Auto IV in 2008 was lower as a percentage of net revenue due to its longer product life cycle and lower total development cost as compared to revenue generated. Additionally, we offered greater price concessions in the 2009 period, primarily due to the economic slowdown and increased pressure to lower prices on certain titles. Excluding the impact from sales of our Grand Theft Auto franchise, license costs decreased as a percentage of net revenue related to our Major League Baseball license which was impacted by the timing of releases and a greater number of baseball titles in our 2009 release schedule.

Revenue earned from licensing our intellectual property to third parties increased $2.6 million for the six months ended April 30, 2009 compared to the same period in 2008 primarily due to licensing from our Grand Theft Auto franchise. We recognize substantially higher gross profit margins on revenue earned in connection with licensing our products.

Publishing revenue earned outside of North America accounted for approximately $117.5 million (36.3%) for the six months ended April 30, 2009 compared to $225.3 million (37.2%) in the 2008 period. The year-over-year decrease was primarily attributable to the release of Grand Theft Auto IV in the second quarter of 2008. Foreign exchange rates reduced revenue and gross profit by approximately $26.9 million and $2.5 million, respectively, for the six months ended April 30, 2009.

Distribution

(thousands of dollars)	2009	%	2008	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$163,149	100.0%	$174,307	100.0%	$(11,158)	(6.4)%
Cost of goods sold	150,044	92.0%	157,741	90.5%	(7,697)	(4.9)%

Gross profit	$13,105	8.0%	$16,566	9.5%	$(3,461)	(20.9)%

Net revenue decreased $11.2 million for the six months ended April 30, 2009 as compared to the same period in 2008. The decrease was primarily attributable to a decrease of $13.1 million in hardware sales due to our focus on higher margin software products; a decrease of $10.4 million in sales for prior generation software due to declining consumer spending on titles for the prior generation platforms; partially offset by an increase of $14.1 million in sales of Wii software as consumers continued to shift their spending to this platform with the increasing popularity of casual gaming.

Gross profit margins decreased in 2009 primarily due to the sale of older inventory at lower margins resulting from our plan to reduce our inventory levels and SKU count. In addition, cost of goods sold increased reflecting the distribution services agreement that we entered into with Ditan in September 2008. Prior to September 2008, certain product distribution costs were recorded in operating expenses because we operated the distribution warehouse. These were partially offset by our continued emphasis on improving margins in our distribution business by focusing on higher margin software products. Foreign currency exchange rates reduced net revenue and gross profit by approximately $2.2 million and $0.4 million, respectively, for the six months ended April 30, 2009.

Operating Expenses

(thousands of dollars)	2009	% of net revenue	2008	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)

Selling and marketing	$71,818	14.8%	$79,678	10.2%	$(7,860)	(9.9)%
General and administrative	71,163	14.6%	81,238	10.4%	(10,075)	(12.4)%
Research and development	35,702	7.3%	30,638	3.9%	5,064	16.5%
Business reorganization and related	-	0.0%	1,106	0.1%	(1,106)	(100.0)%
Depreciation and amortization	9,885	2.0%	13,925	1.8%	(4,040)	(29.0)%

Total operating expenses(1)	$188,568	38.8%	$206,585	26.5%	$(18,017)	(8.7)%

(1)
Includes stock-based compensation expense, as follows:

	2009	2008
Selling and marketing	$916	$1,381
General and administrative	5,947	7,948
Research and development	1,588	1,977

Foreign currency exchange rates favorably impacted total operating expenses by approximately $11.5 million in the six months ended April 30, 2009, as compared to the same period of 2008.

Selling and marketing

Selling and marketing expenses decreased $7.9 million for the six months ended April 30, 2009 as compared to the same period in 2008 primarily due to:

  i.
  a decrease of $4.6 million in personnel costs due to the restructuring and termination of employees in our Europe operations in December 2007 partially offset by a $1.1 million increase in personnel costs in Asia due to expansion initiatives in the Asia-Pacific region; and

  ii.
  a decrease of $5.5 million in personnel and warehouse expenses at our distribution facility offset by approximately $1.5 million in management fees related to the distribution services agreement that we entered into with Ditan in September 2008. The net savings was partially offset by the distribution fee recorded in cost of goods sold.

General and administrative

General and administrative expenses decreased $10.1 million for the six months ended April 30, 2009 compared to the same period in 2008 primarily due to:

  i.
  a decrease of $4.1 million in consulting fees principally due to a $2.9 million decrease in the stock-based compensation expense related to the ZelnickMedia awards which was the result of a decrease in the price of our common stock, and $1.4 million of fees incurred related to the EA Offer; and

  ii.
  a decrease of $3.5 million in personnel costs due to lower performance based compensation and cost saving initiatives; and

  iii.
  a decrease of $2.9 million for bad debt expense primarily due to lower revenue and related accounts receivable balances in the second quarter of 2009.

General and administrative expenses for the six months ended April 30, 2009 and 2008 also includes occupancy expense (primarily rent, utilities and office expenses) of $6.6 million and $7.2 million, respectively, related to our development studios.

Research and development

Research and development expenses increased $5.1 million for the six months ended April 30, 2009 compared to the same period in 2008 primarily due to:

  i.
  an increase in personnel costs as a result of added headcount primarily from the prior year acquisitions of Rockstar New England (formerly known as Mad Doc Software LLC) and 2K Czech (formerly known as Illusion Softworks, a.s.) as well as expansion initiatives in Asia Pacific markets; and

  ii.
  an increase of $2.9 million of production expenses.

Provision (benefit) for income taxes.    For the six months ended April 30, 2009, income tax benefit was $3.2 million, compared to income tax expense of $8.8 million for the same period in 2008. The change in income taxes is primarily attributable to pre-tax losses in 2009 compared to pre-tax income in 2008 and adjustments resulting from domestic tax audits that concluded during the second quarter of 2009. We did not record an income tax benefit on our United States pre-tax loss in 2009 due to uncertainty regarding the realization of our deferred tax assets. Our effective tax rate differed from the federal, state and foreign statutory rates primarily due to the recording and reversal of valuation allowances in 2009 and 2008, respectively.

As of April 30, 2009, we had gross unrecognized tax benefits, including interest and penalties, of $16.3 million, all of which would affect our effective tax rate if realized. For the six months ended

April 30, 2009, gross unrecognized tax benefits decreased by $10.1 million, which includes a decrease in interest and penalties of $4.3 million, primarily related to adjustments resulting from domestic tax audits that concluded during the second quarter of 2009.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net (loss) income and earnings (loss) per share.    For the six months ended April 30, 2009, our net loss was $60.5 million, compared to net income of $60.2 million in the six months ended April 30, 2008. Net loss per share for the six months ended April 30, 2009 was $0.79 compared to net income per share of $0.81 and $0.80 for basic and diluted, respectively, for the six months ended April 30, 2008. Weighted average shares outstanding increased compared to the prior period, mainly due to an increase in the exercise of stock options and vesting of restricted stock over the last twelve months as well as the issuance of 1,496,647 shares of restricted stock in January 2008 in connection with our acquisition of 2K Czech.

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products (ii) working capital (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our Wells Fargo credit agreement and our recently issued convertible senior notes to satisfy our working capital needs.

In July 2007, we entered into a credit agreement with Wells Fargo (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $140.0 million and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at April 30, 2009 and October 31, 2008), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at April 30, 2009 and October 31, 2008). We are also required to pay an annual fee on the unused available balance, ranging from 0.25% to 0.75% based on amounts borrowed.

Availability under the Credit Agreement is restricted by our domestic and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

As of April 30, 2009 there were $70.0 million of borrowings and $27.0 million was available for additional borrowings. We had $11.6 million of letters of credit outstanding at April 30, 2009 and were in compliance with all covenants and requirements in the Credit Agreement. On May 28, 2009, we paid down all of the outstanding borrowings on our Credit Agreement.

In May 2009, we issued $138.0 million of 4.375% convertible senior notes due 2014 ("Convertible Notes"). The Convertible Notes will pay interest semi-annually at a rate of 4.375% per annum and will mature on June 1, 2014. The Convertible Notes will be convertible under certain circumstances and during certain periods at an initial conversion rate of 93.6768 shares of our common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $10.675 per share of common stock or a conversion premium of 25%, for a total of approximately 12,927,000 underlying conversion shares), subject to adjustment in certain circumstances. The initial conversion price represents a conversion premium of 25%. Prior to December 1, 2013, the Convertible Notes will be convertible only upon specified events and, thereafter, at any time. Upon conversion, the Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. We may redeem some or all of the Convertible Notes for cash under certain circumstances on or after June 5, 2012.

In connection with the offering of the notes, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution to our common stock upon conversion of the notes. The transactions consist of options to purchase approximately 12,927,000 shares of common stock at $10.675 per share, expiring on June 1, 2014, for a total cost of $43.6 million and the sale of warrants to purchase approximately 12,927,000 shares of common stock at $14.945 per share expiring August 30, 2014, for total proceeds of $26.3 million. The cost of the options and the issuance proceeds from the warrants will be applied to additional paid-in capital.

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

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 47.4% and 43.9% of net revenue for the six months ended April 30, 2009 and 2008, respectively. As of April 30, 2009 and October 31, 2008, amounts due from our five largest customers comprised approximately 67.3% and 39.0% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 62.3% and 11.8% of such balance at April 30, 2009 and October 31, 2008, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may impact our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. There were no material agreements requiring known cash commitments entered into during the six months ended April 30, 2009 that were not previously reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement and net proceeds resulting from the issuance of Convertible Notes, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

Our cash and cash equivalents decreased by $100.7 million for the six months ended April 30, 2009 as follows:

	Six months ended April 30,

(thousands of dollars)	2009	2008

Cash used for operating activities	$(92,744)	$(13,724)
Cash used for investing activities	(6,067)	(9,035)
Cash provided by financing activities	4	17,532
Effects of exchange rates on cash and cash equivalents	(1,854)	388

Net decrease in cash and cash equivalents	$(100,661)	$(4,839)

At April 30, 2009 we had $179.6 million of cash and cash equivalents, compared to $280.3 million at October 31, 2008. Our decrease in cash and cash equivalents from October 31, 2008 was primarily a result of cash used for operating activities. In the six months ended April 30, 2009 our net loss was partially offset by non-cash expenses and a decrease in accounts receivable, reflecting seasonality in our business as we collected on sales from the holiday season. Offsetting the collection of our accounts receivable were decreases in accounts payable and accruals, also reflecting seasonality, the recognition of deferred revenues related to the release of Grand Theft Auto IV: The Lost and Damned downloadable episode and payments for software development costs and licenses. Prepaid expenses and other assets decreased in the 2008 period, mainly as a result of a $19.5 million income tax refund received.

Cash used for investing activities in 2009 consisted of purchases of computer equipment and software which did not significantly increase for the six months ended April 30, 2009 compared to the prior period.

Cash provided by financing activities in 2009 decreased compared to the same period in 2008 reflecting the decrease in the exercise of stock options in 2009 as compared to the same period in 2008 as a result of the lower stock prices in 2009.

Cash and cash equivalents were negatively impacted by $1.9 million in 2009 as a result of foreign currency exchange movements primarily due to the impact of the weakening European currencies against the United States dollar.

Off-Balance Sheet Arrangements

As of April 30, 2009 and October 31, 2008, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any off-balance sheet arrangements and are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at April 30, 2009), or (b) 3.25% to

3.75% above the LIBOR rate with a minimum 4.00% LIBOR Rate (7.25% at April 30, 2009), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense. For instance, if the borrowing rate on our line of credit were to increase one percentage point (1.0%), our expected annual interest expense would change by approximately $0.7 million based on our outstanding loan balance as of April 30, 2009. A decrease in the LIBOR rate would not have any impact on interest expense because of the 4.00% minimum LIBOR rate prescribed under our Credit Agreement.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the six months ended April 30, 2009, our foreign currency translation adjustment loss was approximately $11.7 million. The foreign exchange transaction gain recognized in interest and other income in our statement of operations for the six months ended April 30, 2009 and 2008 was $3.8 million and $0.6 million, respectively.

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

For the six months ended April 30, 2009, 29.1% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 2.9%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 2.9%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2009, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

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

Derivative Action—Option Backdating.    In July and August 2006, shareholders Richard Lasky and Raeda Karadsheh filed purported derivative actions in the U.S. District Court for the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors. These actions were consolidated in November 2006 and the plaintiffs filed a consolidated complaint in January 2007, which focused exclusively on our historical stock option granting practices, alleging violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity-based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. These matters were referred to the Special Litigation Committee, which moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and Board of Directors. On April 21, 2009, the Court granted the Special Litigation Committee's motion in it entirety, dismissing all claims against all named defendants except Ryan A. Brant, James David, Larry Muller, and Kelly G. Sumner, and assigning those remaining claims to the Company as the sole party plaintiff.

Stockholder Action.    In March 2008, Patrick Solomon, a stockholder, filed a purported class action complaint in the Court of Chancery of the State of Delaware (the "Delaware Court") against us and certain of our officers and directors. On December 19, 2008, the plaintiff filed a supplement to his complaint. The supplement repeats his prior allegations and also alleges the stockholder vote on the amendment of the Company's Incentive Stock Plan and the amendment to the management agreement with ZelnickMedia and the grant of stock thereunder was invalid. On February 17, 2009, the Company filed its motion to dismiss all claims in both pleadings. On March 4, 2009, the plaintiff filed a motion to file a second supplement to his complaint. The second supplement contains additional allegations of breaches of fiduciary duties by the directors, and misleading and incomplete disclosure with respect to the proxy statement for the 2009 annual meeting of stockholders. The second supplement also sought to enjoin the vote on the 2009 Stock Incentive Plan at the 2009 annual meeting of stockholders and a declaration that such Plan is invalid and void. On April 3, 2009, we entered into a settlement in principle of the complaint and the two supplements to the complaint, subject to approval by the Delaware Court. The settlement provides, among other things, for additional disclosure which was contained in a supplement to the proxy statement for our 2009 annual meeting of stockholders. The settlement does not provide for a payment of monetary damages to the plaintiff or the purported class. We intend to oppose an application by the plaintiff's counsel for fees and expenses and expect that any award of fees or expenses will be covered by existing insurance policies. Although we continue to believe that the claims in the complaint and the two supplements are wholly without merit, we entered into the settlement arrangement solely to save the time and expense of continued litigation.

Grand Jury Subpoenas.    In 2006, we received grand jury subpoenas issued by the District Attorney of the County of New York requesting production of documents covering various periods beginning on January 1, 1997, including those relating to, among other things, the so-called "Hot Coffee" scenes in Grand Theft Auto: San Andreas and options backdating. On April 1, 2009, we announced that the Company had entered into a settlement agreement with the New York County District Attorney. As part of the settlement agreement with the District Attorney, the Company acknowledged that certain of its former directors and officers engaged in certain illegal behaviors related to the historical granting of stock options, and the District Attorney agreed not to prosecute the Company or its corporate subsidiaries for conduct related thereto. In addition, we agreed to pay $0.3 million to the District Attorney for reimbursement of costs related to the District Attorney's investigation, to undergo a review of our corporate governance structure by external legal counsel, and to hire an administrator for our stock plan.

SEC Investigation.    In July 2006, we received notice from the SEC that it was conducting an informal non-public investigation of certain stock option grants made from January 1997 to 2006 and in April 2007 we received notice from the SEC that it was conducting a formal investigation of such stock option grants. In August 2007, we received a "Wells" notice from the Staff of the Division of Enforcement of the SEC informing us of its intention to request authority to file charges, and to seek a civil monetary penalty in connection with its investigation. We submitted a response to the Staff's notice in September 2007, urging that no charges should be brought against us. We continued to cooperate with the Staff's inquiries thereafter. On April 1, 2009, we announced that the Company had entered into a settlement agreement with the SEC pursuant to which and without admitting or denying the SEC allegations, we agreed to pay a civil penalty of $3.0 million and stipulated to an injunction against future violations of certain provisions of the federal securities laws. The settlement was approved by the United States District Court for the Southern District of New York on April 2, 2009.

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

We rely on a primary distribution service provider for a significant portion of our products and the failure of this service provider to perform as expected could harm our results of operations.

We sell our products to our customers in the United States primarily through a distribution service provider, Ditan Distribution, LLC. Ditan provides shipping, receiving, warehouse management and related functions. If Ditan does not perform these services in a satisfactory manner, or if we desire or are required to replace Ditan as our primary distributor and are unable to do so, our sales and results of operations could suffer.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on Thursday, April 23, 2009, in New York, New York, at which the following matters were submitted to a vote of the stockholders:

  (a)
  Votes regarding the election of the persons named below as Directors for a term expiring at the 2010 annual meeting of stockholders in 2010 were as follows:

	For	Withhold
Ben Feder	62,501,784	5,138,436
Strauss Zelnick	62,330,399	6,309,821
Robert A. Bowman	63,589,267	5,041,953
Grover C. Brown	63,708,128	4,932,092
Michael Dornemann	62,145,038	6,495,182
John F. Levy	62,942,951	5,697,269
J Moses	62,119,290	6,520,930
Michael Sheresky	62,115,821	6,524,399
  (b)
  Votes regarding the approval of the adoption of the Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan were as follows:

For	Against	Abstain	Broker Non-Votes
46,707,426	13,813,751	14,124	8,104,919
  (c)
  Votes regarding the approval of an amendment to the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of common stock from 100 million to 150 million were as follows:

For	Against	Abstain	Broker Non-Votes
63,549,915	5,064,827	31,478	0
  (d)
  Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the fiscal year ending October 31, 2009, were as follows:

For	Against	Abstain	Broker Non-Votes
68,225,603	369,069	45,548	0
  (e)
  Votes regarding the approval of a shareholder proposal concerning executive compensation were as follows:

For	Against	Abstain	Broker Non-Votes
2,404,065	62,413,666	5,717,571	8,104,919

Item 6.    Exhibits

Exhibits:
10.1	Amendment to Xbox 360 Publisher License Agreement, between Microsoft Licensing, GP and the Company*
10.2	Form of Employee Restricted Stock Agreement
10.3	Form of Non-Employee Director Restricted Stock Agreement
10.4	Employment Agreement Dated March 16, 2009 between Registrant and Manuel Sousa
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: June 5, 2009	By:	/s/ BEN FEDER Ben Feder Chief Executive Officer (Principal Executive Officer)

Date: June 5, 2009	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial and Accounting Officer (Principal Financial Officer)