Form 10-Q
period 2009-07-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2009-09-03
CIK 946581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
OR
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

As of September 1, 2009, there were 81,172,615 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	July 31, 2009	October 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$174,789	$280,277
Accounts receivable, net of allowances of $44,412 and $68,448 at July 31, 2009 and October 31, 2008, respectively	70,133	157,458
Inventory	63,617	104,235
Software development costs and licenses	142,385	113,436
Prepaid taxes and taxes receivable	8,256	23,763
Prepaid expenses and other	38,894	44,605

Total current assets	498,074	723,774

Fixed assets, net	27,634	32,361
Software development costs and licenses, net of current portion	87,673	61,991
Goodwill	233,605	230,809
Other intangibles, net	23,897	26,123
Other assets	15,515	8,294

Total assets	$886,398	$1,083,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,351	$156,167
Accrued expenses and other current liabilities	128,441	153,089
Deferred revenue	25,705	56,163

Total current liabilities	226,497	365,419

Long-term debt	138,000	70,000
Income taxes payable	10,540	26,399
Other long-term liabilities	1,311	6,416

Total liabilities	376,348	468,234

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000 shares authorized	-	-
Common stock, $.01 par value, 150,000 shares authorized; 79,663 and 77,694 shares issued and outstanding at July 31, 2009 and October 31, 2008, respectively	797	777
Additional paid-in capital	603,751	603,579
Retained earnings (accumulated deficit)	(97,665)	18,275
Accumulated other comprehensive income (loss)	3,167	(7,513)

Total stockholders' equity	510,050	615,118

Total liabilities and stockholders' equity	$886,398	$1,083,352

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008
Net revenue	$138,564	$433,836	$625,096	$1,214,088
Cost of goods sold	114,909	259,656	477,412	763,923

Gross profit	23,655	174,180	147,684	450,165
Selling and marketing	25,335	42,856	97,153	122,534
General and administrative	29,583	45,678	100,745	126,916
Research and development	13,887	17,239	49,589	47,877
Business reorganization and related	-	1,771	-	2,877
Depreciation and amortization	4,456	6,201	14,342	20,126

Total operating expenses	73,261	113,745	261,829	320,330

Income (loss) from operations	(49,606)	60,435	(114,145)	129,835
Interest and other expense, net	(3,192)	(518)	(2,310)	(865)

Income (loss) before income taxes	(52,798)	59,917	(116,455)	128,970
Provision (benefit) for income taxes	2,675	8,091	(515)	16,919

Net income (loss)	$(55,473)	$51,826	$(115,940)	$112,051

Earnings (loss) per share:
Basic	$(0.72)	$0.68	$(1.51)	$1.50

Diluted	$(0.72)	$0.67	$(1.51)	$1.48

Weighted average shares outstanding:
Basic	76,994	75,866	76,561	74,701

Diluted	76,994	76,975	76,561	75,640

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended July 31,
	2009	2008
Operating activities:
Net income (loss)	$(115,940)	$112,051

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization and impairment of software development costs and licenses	61,163	104,565
Depreciation and amortization of long-lived assets	14,342	20,126
Amortization and impairment of intellectual property	448	1,632
Stock-based compensation	16,114	31,062
Deferred income taxes	(488)	99
Foreign currency transaction gain and other	(1,898)	1,203
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	87,325	(1,417)
Inventory	40,618	27,757
Software development costs and licenses	(111,602)	(115,913)
Prepaid expenses, other current and other non-current assets	18,727	9,474
Deferred revenue	(30,458)	(3,212)
Accounts payable, accrued expenses, income taxes payable and other liabilities	(125,111)	80,421

Total adjustments	(30,820)	155,797

Net cash provided by (used for) operating activities	(146,760)	267,848

Investing activities:
Purchase of fixed assets	(7,788)	(9,026)
Purchases of businesses, net of cash acquired	(500)	(4,037)

Net cash used for investing activities	(8,288)	(13,063)

Financing activities:
Proceeds from exercise of employee stock options	4	25,363
Net payments on line of credit	(70,000)	(18,000)
Proceeds from issuance of Convertible Notes	138,000	-
Purchase of convertible note hedges	(43,592)	-
Issuance of warrants to purchase common stock	26,342	-
Payment of debt issuance costs	(4,833)	(962)

Net cash provided by financing activities	45,921	6,401

Effects of exchange rates on cash and cash equivalents	3,639	(242)

Net increase (decrease) in cash and cash equivalents	(105,488)	260,944
Cash and cash equivalents, beginning of year	280,277	77,757

Cash and cash equivalents, end of period	$174,789	$338,701

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Take-Two Interactive Software, Inc. ("the Company," "we," "us," or similar pronouns) is a leading global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing segment consists of our wholly owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. Rockstar Games and 2K develop, market and publish software titles for the following leading gaming and entertainment hardware platforms:

Sony	Microsoft	Nintendo
PLAYSTATION®3	Xbox 360®	Wii™
PlayStation®2		DS™
PSP® (PlayStation®Portable)

We also develop and publish software titles for the PC, Games for Windows®, iPhone™ and iPod® touch. Our distribution segment, which primarily includes our Jack of All Games subsidiary, distributes our products as well as third party software, hardware and accessories to retail outlets primarily in North America.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding.

The following table sets forth a reconciliation between basic and diluted shares (in thousands):

	Three months ended July 31,		Nine months ended July 31,
(thousands of shares)	2009	2008	2009	2008
Basic shares	76,994	75,866	76,561	74,701
Dilutive effect of equity incentive plans	-	1,109	-	939
Dilutive effect of convertible notes and warrants	-	-	-	-

Diluted shares	76,994	76,975	76,561	75,640

During the three and nine months ended July 31, 2009, the Company incurred a net loss; therefore, the basic and diluted weighted average shares outstanding exclude the impact of all common stock equivalents because their impact would be antidilutive.

The Company defines common stock equivalents as unexercised stock options, unvested time-based and market-based restricted stock, common stock equivalents underlying the Convertible Notes (see Note 8) and warrants outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Company's Convertible Notes, which are assessed for their impact on diluted EPS using the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the after-tax interest expense recorded in connection with the Convertible Notes is added back to the numerator. The Company applies the if-converted method to its Convertible Notes when the dilutive impact on EPS is greater than the impact calculated assuming no conversion. For the three and nine months ended July 31, 2009, the if-converted method was antidilutive; therefore, the assumed conversion of 12,927,000 shares underlying our Convertible Notes was excluded from the computation of diluted EPS.

In connection with the issuance of our Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 8) which were excluded from the calculation of diluted EPS because their impact is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our Convertible Notes, the Company entered into warrant transactions (see Note 8). For the three and nine months ended July 31, 2009, the Company excluded the warrants outstanding from its diluted EPS because the warrants' strike price of $14.945 was greater than the average market price of our common stock.

Other common stock equivalents excluded from the diluted EPS calculation included unexercised stock awards and unvested time-based and market-based restricted stock of approximately 6,530,000 shares as their inclusion would have an antidilutive effect.

For the three and nine months ended July 31, 2008, the Company excluded from its diluted EPS calculation 2,162,000 and 3,775,000, respectively, of common stock equivalents which were antidilutive because the common stock equivalents' exercise prices exceeded the average fair market value of the Company's common stock for each period.

For the three and nine months ended July 31, 2009, we issued approximately 1,048,000 and 2,179,000 shares, respectively, of common stock in connection with employee stock option exercises and restricted stock awards. During the three and nine months ended July 31, 2009, we canceled 53,000 and 210,000 shares, respectively, of unvested restricted stock awards.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements, which provides guidance on how to measure assets and liabilities recorded at fair value. SFAS 157 does not expand the use of fair value to any new circumstances, but does require additional disclosure in annual and quarterly reports. We adopted SFAS 157 and its related amendments for financial assets and liabilities as of November 1, 2008 (see Note 3) and it did not have a material impact on our financial position or results of operations. SFAS 157 is effective for non-financial assets and liabilities for us beginning November 1, 2009. We have evaluated the non-financial assets and liabilities portion of the standard and expect that it will have no significant impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. The Company adopted this Statement as of November 1, 2008 but has not applied the fair value option to any eligible assets or liabilities as such. There was no impact to our financial condition or results of operations from the adoption of this Statement.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. We are evaluating the impact that the adoption of SFAS 141(R) will have on our consolidated financial position, cash flows and results of operations.

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (November 1, 2009 for the Company), and early adoption is prohibited. We do not expect that the adoption of FSP FAS 142-3 will have a material effect on our consolidated financial position, cash flows or results of operations.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the Company's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). In June 2009, we issued $138,000 of 4.375% convertible senior note due 2014 ("Convertible Notes"). We will adopt FSP APB 14-1 on November 1, 2009 and accordingly will reclassify a portion of our debt balance to additional paid-in-capital, representing a bifurcation based on the fair value of the Convertible Notes' embedded conversion option. The difference between the principal amount of the Convertible Notes' and the remaining liability component after the bifurcation will be reported as a debt discount. We will be required to amortize the debt discount as interest expense on our statement of operations in addition to the Convertible Notes' coupon interest payments. FSP APB 14-1 prohibits early adoption and requires retrospective application to all periods presented. We are in the process of determining the amount of the debt discount and corresponding fair value of the Convertible Notes' embedded conversion option that will be required to be recorded under FSP APB 14-1. See Note 8 to our Financial Statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic EPS calculation. We are still evaluating the impact of adopting FSP EITF 03-6-1 on our results of operations.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies how companies should apply the fair value measurement methodologies of SFAS 157 to financial assets whose markets are illiquid or inactive. Under this FSP, companies may use their own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs are either unavailable or based solely on transaction prices that reflect forced liquidations or distressed sales. We adopted this FSP as of November 1, 2008. There was no impact to our financial condition or results of operations from the adoption of this FSP.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be determined during the measurement period. FSP FAS 141(R)-1 specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. FSP FAS 141(R)-1 is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). We are evaluating the impact that the adoption of FSP FAS 141(R)-1 will have on our consolidated financial position, cash flows and results of operations.

In May 2009, the FASB issued SFAS 165, Subsequent Events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 (the Company's third quarter ended July 31, 2009). The implementation of this standard did not have a material impact on the Company's financial statements. Subsequent events were evaluated through the date of issuance of these consolidated financial statements on September 3, 2009 at the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

In June 2009, the FASB issued SFAS 167 Amendment to FASB Interpretation No. 46(R), which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective at the start of a company's first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company). Adoption of SFAS 167 is not expected to have a material impact on our financial position, cash flows or results of operations.

In June 2009, the FASB issued SFAS 168 which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009 (the Company's fourth quarter ended October 31, 2009). We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

2.    MANAGEMENT AGREEMENT

In March 2007, we began operating under a management services agreement with ZelnickMedia (the "Management Agreement"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman. In addition, we have entered into employment agreements with Ben Feder and Karl Slatoff to serve as our Chief Executive Officer and Executive Vice President, respectively. Both Mr. Feder and Mr. Slatoff are partners of ZelnickMedia. The Management Agreement expires in October 2012 and provides for an annual management fee of $2,500 ($750 for periods prior to the amendment that was effective as of April 1, 2008) and a maximum bonus of $2,500 per fiscal year ($750 for periods prior to the amendment that was effective as of April 1, 2008) based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services under the Management Agreement, we recorded consulting expense (a component of general and administrative expenses) of $313 and $1,070 for the three months ended July 31, 2009 and 2008, respectively, and $1,932 and $2,586 for the nine months ended July 31, 2009 and 2008, respectively.

Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vest over 36 months and expire 10 years from the date of grant. Each month, we remeasure the fair value of the unvested portion of such options and record compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock impacts compensation expense or benefit recognized from period to period. We recorded stock-based compensation related to this option grant of $923 and $3,258 for the three months ended July 31, 2009 and 2008, respectively, and $2,894 and $8,522 for the nine months ended July 31, 2009 and 2008, respectively.

In addition, on June 13, 2008, pursuant to an amendment to the Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia, that vest in three equal installments on June 13, 2009, 2010, and 2011, and 900,000 shares of restricted stock that vest over a four year period through 2012, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Industrial Index. For the three and nine months ended July 31, 2009, we recorded expenses of $480 and $800, respectively, of stock-based compensation related to these grants of restricted stock. For the three and nine months ended July 31, 2008, we recorded $1,714 of stock-based compensation related to these grants of restricted stock.

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

	July 31, 2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds	$96,361	$96,361	$-	$-
Bank time deposits	$6,397	6,397	-	-
Treasury bill	$4,608	4,608	-	-

4.    COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008
Net income (loss)	$(55,473)	$51,826	$(115,940)	$112,051
Foreign currency translation adjustment	22,427	2,627	10,680	2,126

Comprehensive income (loss)	$(33,046)	$54,453	$(105,260)	$114,177

5.    INVENTORY

Inventory balances by category are as follows:

	July 31, 2009	October 31, 2008
Finished products	$58,402	$96,139
Parts and supplies	5,215	8,096

Inventory	$63,617	$104,235

Estimated product returns included in inventory at July 31, 2009 and October 31, 2008 are $5,980 and $9,394, respectively.

6.    SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our software development costs and licenses are as follows:

	July 31, 2009		October 31, 2008
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$121,708	$33,186	$72,381	$39,508
Software development costs, externally developed	19,913	53,183	37,422	20,495
Licenses	764	1,304	3,633	1,988

Software development costs and licenses	$142,385	$87,673	$113,436	$61,991

Software development costs and licenses as of July 31, 2009 and October 31, 2008 include $208,225 and $136,687, respectively, related to titles that have not been released.

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	July 31, 2009	October 31, 2008
Software development costs and royalties	$31,099	$39,803
Licenses	17,749	13,594
Income tax payable	17,555	13,263
Compensation and benefits	15,156	40,293
Professional fees	7,617	7,618
Marketing and promotions	7,227	7,430
Rent and deferred rent obligations	6,104	6,732
Deferred consideration for acquisitions	5,146	921
Other	20,788	23,435

Total	$128,441	$153,089

8.    LONG-TERM DEBT

Credit Agreement

In July 2007, we entered into a credit agreement with Wells Fargo (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $140,000 and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at July 31, 2009), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at July 31, 2009), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75% based on amounts borrowed.

We had no borrowings outstanding at July 31, 2009 and had $70,000 borrowings outstanding as of October 31, 2008. We had $88,581 and $28,964 available for borrowings at July 31, 2009 and October 31, 2008, respectively. We had $11,560 of letters of credit outstanding at July 31, 2009 and October 31, 2008 and were in compliance with all covenants and requirements in the Credit Agreement. We recorded $638 and $449 of interest expense and fees related to the Credit Agreement for the three months ended July 31, 2009 and 2008, respectively. We recorded $3,842 and $2,312 of interest expense and fees related to the Credit Agreement for the nine months ended July 31, 2009 and 2008, respectively.

Convertible Notes

In June 2009, we issued $138,000 aggregate principal amount of 4.375% convertible senior notes due 2014 ("Convertible Notes"). The issuance of the Convertible Notes included $18,000 related to the exercise of an over-allotment option by the underwriters. Interest on the Convertible Notes is payable semi-annually in arrears on June 1st and December 1st of each year, commencing on December 1, 2009. The Convertible Notes mature on June 1, 2014, unless earlier redeemed or repurchased by the Company or converted.

The Convertible Notes are convertible at an initial conversion rate of 93.6768 shares of our common stock per $1 principal amount of Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 31, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call the Convertible Notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after December 1, 2013 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock.

At any time on or after June 5, 2012, the Company may redeem all of the outstanding Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide notice of redemption to holders of the Convertible Notes exceeds 150% of the conversion price in effect on each such trading day. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date.

Upon the occurrence of certain fundamental changes involving the Company, holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest (including additional interest, if any) to, but excluding, the fundamental change purchase date.

The indenture governing the Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the Convertible Notes will automatically become due and payable immediately.

The Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that may be expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future indebtedness that is not so subordinated; junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness incurred by our subsidiaries.

In connection with the offering of the Convertible Notes, we entered into convertible note hedge transactions which are expected to reduce the potential dilution to our common stock upon conversion of the Convertible Notes. The convertible note hedge transactions allow the Company to receive shares of its common stock related to the excess conversion value that it would convey to the holders of the Convertible Notes upon conversion. The transactions include options to purchase approximately 12,927,000 shares of common stock at $10.675 per share, expiring on June 1, 2014, for a total cost of approximately $43,600, which was charged to additional paid-in capital.

Separately, the Company entered into a warrant transaction with a strike price of $14.945 per share. The warrants will be net share settled and will cover approximately 12,927,000 shares of the Company's common stock and expire on August 30, 2014, for total proceeds of approximately $26,300, which was credited to additional paid-in capital.

A portion of the net proceeds from the Convertible Notes offering was used to pay the net cost of the convertible note hedge transactions (after such cost was partially offset by proceeds from the sale of the warrants). We incurred approximately $4,833 of banking, legal and accounting fees related to the issuance of the Convertible Notes which were capitalized as debt issuance cost and will be amortized to interest and other expense over the term of the Convertible Notes. We recorded $1,171 of interest expense related to the Convertible Notes for the three and nine months ended July 31, 2009.

Below is a summary of the annual commitments as of July 31, 2009 related to the Convertible Notes:

Fiscal year ending October 31,	Interest	Convertible Notes	Total
2009 (remaining three months)	$-	$-	$-
2010	6,038	-	6,038
2011	6,038	-	6,038
2012	6,038	-	6,038
2013	6,038	-	6,038
Thereafter	6,038	138,000	144,038

Total	$30,190	$138,000	$168,190

 9.    LEGAL AND OTHER PROCEEDINGS

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries as described below in this section. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, financial condition, results of operations or cash flows. We have appropriately accrued amounts related to certain legal and other proceedings discussed below and in our Form 10-K for the fiscal year ended October 31, 2008. While there is a possibility that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material. In addition to the matters described herein, we are, or may become, involved in routine litigation in the ordinary course of business which we do not believe to be material to our business, financial condition, results of operations or cash flows.

Consumer Class Action and City of Los Angeles Litigation—Grand Theft Auto: San Andreas.    In July 2005, we received four complaints for purported class actions, which were consolidated in the United States District Court for the Southern District of New York (the "SDNY Court"). The plaintiffs, alleged purchasers of our Grand Theft Auto: San Andreas game, assert that we engaged in consumer deception and false advertising, breached an implied warranty of merchantability and were unjustly enriched as a result of our alleged failure to disclose that Grand Theft Auto: San Andreas contained "hidden" content. The complaints seek unspecified damages, declarations of various violations of law and litigation costs. In January 2006, the City Attorney for the City of Los Angeles filed a complaint in the Superior Court of California, alleging violations of California law on substantially the same basis as the consumer class action; we removed the LA City Attorney lawsuit to federal court, and it was consolidated with the consumer class action. In December 2007, the SDNY Court preliminarily approved a settlement of the consumer class action. In July 2008, however, the SDNY Court refused to certify the proposed settlement class on the basis that, under controlling case law issued after the parties negotiated the settlement, the plaintiffs could no longer meet their burden of showing that the case could proceed on the proposed class basis, regardless of whether the purpose of certification was for litigation or settlement. The plaintiffs subsequently applied for, and on April 15, 2009 the U.S. Court of Appeals for the Second Circuit granted, permission to file an interlocutory appeal. The appeal is now pending. The Court of Appeals may dismiss the appeal, reverse the lower court's ruling and direct the lower court to reconsider approving the settlement, or take some other action. We express no opinion as to the outcome of any such appeal. Should the consumer class action or the related LA City Attorney action return to an active litigation posture, we will continue to defend these cases vigorously.

Securities Class Action—Grand Theft Auto: San Andreas and Option Backdating.    In February and March 2006, four purported class action complaints were filed against us and certain of our then current and former officers and directors in the SDNY Court. The actions were consolidated, and in April 2007 the lead plaintiffs filed a consolidated second amended complaint which contained allegations related to purported "hidden content" contained in Grand Theft Auto: San Andreas and the backdating of stock options, including the investigation thereof conducted by the Special Litigation Committee of the Board of Directors and the restatement of our financial statements relating thereto. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. The lead plaintiffs sought unspecified compensatory damages and costs including attorneys' fees and expenses. In April 2008, the Court dismissed, with leave to amend, all claims as to all defendants relating to Grand Theft Auto: San Andreas and certain claims as to our former CEO, CFO and certain director defendants relating to the backdating of stock options. In September 2008, the lead plaintiff filed a third amended consolidated complaint seeking to reinstate these claims which we opposed. On August 31, 2009, we entered into a memorandum of understanding with the lead plaintiffs to comprehensively settle all claims asserted by them against us, our Rockstar Games subsidiary and all of the current and former officers and directors named in the actions. Under the terms of the proposed settlement, we will pay $20,115 into a settlement fund for the benefit of class members, $15,200 of which will be paid by our insurance carriers and the balance of $4,915 has previously been accrued for in our financial statements over several quarters ended April 30, 2009. In addition to the payment to the settlement fund, we will also supplement the substantial changes that we have already implemented in our corporate governance policies and practices. The proposed settlement is subject to the completion of final documentation and preliminary and final approval by the SDNY Court. Neither we, our subsidiary nor any of the individuals admit any wrongdoing as part of the proposed settlement agreement

St. Clair Derivative Action.    In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the SDNY Court against us, as nominal defendant, and certain of our directors and certain former officers and directors. Certain of the factual allegations in this action are similar to those in the securities class action described above. The plaintiff asserts that certain defendants breached their fiduciary duty by selling their stock while in possession of certain material non-public information and that we violated Section 14(a) of the Exchange Act and Rule 14a-9 thereunder by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. The plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold our stock, unspecified compensatory damages with interest and its costs in the action. In March 2007, the Special Litigation Committee moved to dismiss the complaint based on, among other things, the Committee's conclusion that "future pursuit of this action is not in the best interests of Take-Two or its shareholders." In August 2007, the plaintiff filed an Amended Derivative and Class Action Complaint alleging, among other things, that defendants breached their fiduciary duties in connection with the issuance of proxy statements from 2001 through 2005. In September 2007, the Special Litigation Committee moved to dismiss the Amended Complaint or to consolidate certain of its claims with the securities class action. In July 2008, the Court dismissed all claims against us and all claims against all defendants that arose out of the plaintiff's derivative claims. The Court expressly did not determine whether these claims would entitle the putative class to monetary damages, but invited briefs from the individual defendants on this point. In October 2008, these individuals moved to dismiss the remaining claims against them. Briefing was concluded as of January 16, 2009, and the matter is now pending before the Court.

Derivative Action—Option Backdating.    In July and August 2006, shareholders Richard Lasky and Raeda Karadsheh filed purported derivative actions in the SDNY Court against us, as nominal defendant, and certain of our directors and certain former officers and directors. These actions were consolidated in November 2006 and the plaintiffs filed a consolidated complaint in January 2007, which focused exclusively on our historical stock option granting practices, alleging violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity-based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. These matters were referred to the Special Litigation Committee, which moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and Board of Directors. On April 21, 2009, the Court granted the Special Litigation Committee's motion in its entirety, dismissing all claims against all named defendants except Ryan A. Brant, James David, Larry Muller, and Kelly G. Sumner, and assigning those remaining claims to the Company as the sole party plaintiff. On June 15, 2009, the former shareholder plaintiffs applied for the entry of final judgment in order to permit the immediate appeal of the Court's April 21, 2009 order dismissing certain defendants and terminating the former shareholder plaintiffs from consolidated action. The shareholder plaintiffs' request for the entry of judgment is pending before the Court.

Strickland et al. Personal Injury Action.    In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against us, Sony Computer Entertainment America Inc., Sony Corporation of America, Wal-Mart, GameStop and Devin Moore, alleging under Alabama's manufacturers' liability and wrongful death statutes, that our video games resulted in "copycat violence" that caused the deaths of Messrs. Strickland, Crump and Mealer by Mr. Moore. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600,000. In April 2006, the plaintiffs amended the complaint to add a claim for civil conspiracy. Our motion to dismiss that claim is pending, but there currently is no scheduling order in effect. At our request, the Court held an evidentiary hearing on October 30, 2008 to consider the exclusion of certain expert testimony and a second hearing was held on December 18, 2008. On July 29, 2009, the Court entered an order excluding the expert testimony and granting summary judgment to the Company. Plaintiff Steve Strickland filed a Notice of Appeal on August 10, 2009. We believe that the claims are without merit and that this action is similar to lawsuits brought and uniformly dismissed by courts in other jurisdictions.

Stockholder Actions.    In March 2008, Patrick Solomon, a stockholder, filed a purported class action complaint in the Court of Chancery of the State of Delaware against us and certain of our officers and directors. The plaintiff contended that the defendants breached their fiduciary duties by, among other things, allegedly refusing to explore premium offers by Electronic Arts Inc. to acquire all of the Company's outstanding shares of common stock, enacting a bylaw amendment allegedly designed to entrench the current board by preventing stockholders from nominating and electing alternative directors, agreeing to an amendment to a management agreement with ZelnickMedia and issuing a proxy statement for the 2008 annual meeting of stockholders that allegedly contained misleading and incomplete information. The complaint sought preliminary and permanent injunctive relief, rescissory and other equitable relief and damages. After certain voluntary actions were taken by the Company, the plaintiff agreed to withdraw his motion for preliminary injunctive relief, and the annual meeting went forward without difficulty (and without any stockholders nominating directors or proposing business). On December 19, 2008, the plaintiff filed a supplement to his complaint. The supplement repeated his prior allegations and also alleged the stockholder vote on the amendment of the Company's Incentive Stock Plan and the amendment to the management agreement with ZelnickMedia and the grant of stock thereunder was invalid. On February 17, 2009, the Company filed its motion to dismiss all claims in both pleadings. On March 4, 2009, the plaintiff filed a motion to file a second supplement to his complaint. The second supplement contained additional allegations of breaches of fiduciary duties by the directors, and misleading and incomplete disclosure with respect to the proxy statement for the 2009 annual meeting of stockholders. The second supplement also sought to enjoin the vote on the 2009 Stock Incentive Plan at the 2009 annual meeting of stockholders and a declaration that such Plan is invalid and void. On April 3, 2009, the Company entered into a settlement in principle of the plaintiff's complaint and both supplements, subject to approval by the Delaware Court. The Court approved the settlement on June 18, 2009. The settlement provided, among other things, for additional disclosure which was contained in a supplement to the Company's proxy statement. The settlement did not provide for a payment of monetary damages to the plaintiff or the purported class. The application by the plaintiff's counsel for fees and expenses was granted by the Court and was covered by the Company's existing insurance policies. The Company believed that the plaintiff's complaint and the two supplements were wholly without merit, but entered into the settlement arrangement solely to save the time and expense of continued litigation.

In April 2008, St. Clair Shores General Employees Retirement System, a stockholder, filed a purported derivative action on behalf of the Company in the Court of Chancery of the State of Delaware against our directors and ZelnickMedia. The allegations are essentially the same as those in the original Solomon complaint, above, with an additional complaint about the "poison pill" adopted by our board in March 2008, and an additional claim against ZelnickMedia for aiding and abetting the directors' alleged breach of fiduciary duty. Because the action was duplicative, the plaintiff agreed to stay all proceedings in the case in favor of the Solomon case. The resolution of the Solomon matter resulted in the resolution of this matter, which was voluntarily dismissed by stipulated order on August 3, 2009, without the payment of any costs or expenses. Also in April 2008, Michael Maulano, an alleged stockholder, filed a purported class action in New York Supreme Court, New York County, against us and our directors. The resolution of the Solomon matter resulted in the resolution of this matter, which was voluntarily dismissed by stipulated order on July 16, 2009, without the payment of any costs or expenses.

We intend to vigorously defend all of the above pending matters and, with respect to the derivative actions, we have been advised that the individual defendants will vigorously defend such actions.

10.    SEGMENT AND GEOGRAPHIC INFORMATION

We are a publisher and distributor of interactive entertainment software games designed for personal computers, video game consoles and handheld platforms. Revenue earned by our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third parties. Revenue earned by our distribution segment is derived from the sale of third party software titles, hardware and accessories.

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

Our operating segments do not record inter-segment revenue and therefore none has been reported. We do not allocate operating expenses, interest and other expense or income taxes to operating segments. Our accounting policies for segment reporting are the same as for the Company as a whole.

Information about our reportable segments is as follows:

	Three months ended July 31,		Nine months ended July 31,
Net revenue:	2009	2008	2009	2008
Publishing	$94,976	$380,645	$418,359	$986,590
Distribution	43,588	53,191	206,737	227,498

Total net revenue	$138,564	$433,836	$625,096	$1,214,088

	Three months ended July 31,		Nine months ended July 31,
Gross profit:	2009	2008	2009	2008
Publishing	$17,897	$171,232	$128,821	$430,651
Distribution	5,758	2,948	18,863	19,514

Total gross profit	$23,655	$174,180	$147,684	$450,165

	July 31, 2009			October 31, 2008
	Publishing	Distribution	Total	Publishing	Distribution	Total
Accounts receivable, net	$60,838	$9,295	$70,133	$115,921	$41,537	$157,458
Inventory	15,494	48,123	63,617	38,446	65,789	104,235
Total assets	794,721	91,677	886,398	933,802	149,550	1,083,352

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region is as follows:

	Three months ended July 31,		Nine months ended July 31,
Net revenue by geographic region:	2009	2008	2009	2008
United States	$93,891	$213,863	$438,720	$721,538
Canada	8,601	22,277	32,565	68,691

North America	102,492	236,140	471,285	790,229
Continental Europe	21,027	110,680	92,205	231,343
United Kingdom	6,338	64,594	35,217	136,112
Asia Pacific and other	8,707	22,422	26,389	56,404

Total net revenue	$138,564	$433,836	$625,096	$1,214,088

Net revenue by product platform for our reportable segments is as follows:

	Three months ended July 31,		Nine months ended July 31,
Net revenue by product platform:	2009	2008	2009	2008
Publishing:
Microsoft Xbox 360	$30,179	$169,099	$135,203	$418,285
Nintendo Wii	15,399	25,837	62,864	80,404
PC	13,574	8,256	59,442	30,314
Sony PLAYSTATION 3	11,160	141,440	53,872	326,941
Sony PlayStation 2	11,038	17,958	38,096	75,986
Sony PSP	9,126	9,577	31,965	38,449
Nintendo DS	3,908	7,902	35,183	12,957
Other	592	576	1,734	3,254

Total publishing	94,976	380,645	418,359	986,590
Distribution:
Hardware and peripherals	18,503	21,573	79,180	96,265
Software:
PC	9,813	11,550	34,856	38,396
Nintendo Wii	4,549	6,234	34,535	22,166
Microsoft Xbox 360	3,462	2,634	15,806	11,509
Nintendo DS	2,806	3,379	21,174	18,927
Sony PLAYSTATION 3	2,452	2,045	7,725	6,647
Sony PlayStation 2	1,272	3,267	9,325	17,704
Sony PSP	591	693	2,455	3,730
Other	140	1,816	1,681	12,154

Total distribution	43,588	53,191	206,737	227,498

Total net revenue	$138,564	$433,836	$625,096	$1,214,088

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

Overview

Our Business

We are a global publisher, developer and distributor of interactive entertainment software and hardware. Our publishing segment consists of our wholly owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. We develop, market and publish software titles for the leading gaming and entertainment hardware platforms including: Sony's PLAYSTATION®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems; Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") video game and entertainment system; Nintendo's Wii™ ("Wii") and DS™ ("DS") systems; and for the PC and Games for Windows®. We have also begun to develop and publish titles for the iPhone™ and iPod® touch. The installed base for the prior generation of platforms, including PS2 and DS ("prior generation platforms") is substantial. The release of the PS3, Xbox 360, and Wii platforms ("current generation platforms") has further expanded the video game software market. We are continuing to increase the number of titles released on the current generation platforms while also developing titles for certain prior generation platforms such as PS2 and DS given their significant installed base, as long as it is economically attractive to do so. Our distribution segment, which primarily consists of our Jack of All Games subsidiary, distributes our products as well as software, hardware and accessories produced by others to retail outlets in North America.

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

We expect Rockstar Games, our wholly owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category by leveraging our existing franchises as well as developing new brands, including Agent which is being developed exclusively for the PS3. Rockstar continues to expand on our established franchises by releasing sequels as well as offering downloadable episodes and content. Rockstar is also well known for developing brands in other genres, including the Bully, Manhunt, Max Payne and Red Dead Revolver franchises, and plans to introduce a new brand in the music genre this fall with Rockstar Games and Timbaland present Beaterator.

2K Games has published a variety of popular entertainment properties across multiple genres and platforms and we expect 2K Games to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. 2K Games has recently partnered with Digital Extremes to develop a new multiplayer experience for BioShock® 2 in order to deliver a new and substantial element that enhances the lore and fiction of the BioShock universe. 2K Games also expanded the Sid Meier's Civilization series by releasing Sid Meier's Civilization® Revolution™ onto mobile platforms for the iPhone™ and iPod® touch. 2K Games has externally developed titles that have included The Darkness™ and The Elder Scrolls IV: Oblivion®, and plans to release the externally developed title Borderlands™ this fall.

Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K and NHL 2K, provides consistent annual revenue streams since they are published on an annual basis. We develop most of our 2K Sports software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series, NHL 2K series, our Top Spin tennis series, and our Don King boxing title. We develop certain of our 2K Sports titles using external studios, including our Major League Baseball arcade baseball series The BIGS™. Our 2K Sports division has secured long-term, third-party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media. In addition, 2K Sports has secured licensing agreements with the National Basketball Association (NBA) and the National Hockey League (NHL).

Our 2K Play division focuses on developing and publishing titles for the growing market of casual and family-friendly games. 2K Play titles are developed by both internal development studios and third party developers. Internally developed titles include Carnival Games, Birthday Party Bash and the Deal or No Deal series. 2K Play recently announced a new licensed casual and family-friendly, internally developed game, Ringling Bros. and Barnum & Bailey® Circus, that is expected to be released this fall. 2K Play also has a partnership with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer, Go, Diego, Go!, Ni Hao, Kai-lan and The Backyardigans. We expect family-oriented gaming to be an important component of our industry in the future.

We also have expansion initiatives in the rapidly growing Asia-Pacific markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. 2K Sports recently secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia. 2K Sports also announced a partnership with Tencent Holdings Limited, one of China's leading online game operators, to co-develop and distribute NBA 2K Online in China.

Our distribution segment, which is primarily comprised of our Jack of All Games subsidiary, distributes our products as well as third party software, hardware and accessories to retail outlets primarily in North America. Revenue in our distribution segment is derived from the sale of third party software titles, hardware and accessories in North America. Operating margins in our distribution business depend in large part on the mix of software and hardware sales, with software sales generally yielding higher margins than hardware. We have focused on improving margins in our distribution business. In September 2008, we sold certain assets of our U.S. based distribution segment to a third party logistics management solutions provider. In connection with the sale we also agreed to outsource the pick, pack, ship and warehousing functions for our publishing and distribution businesses. Additionally, we adopted a plan to reduce the number of stock keeping units held in inventory in order to focus on higher margin titles and improve the operating efficiency of the segment.

In June 2009, we entered into an inventory management services agreement that provides our publishing and distribution businesses in Canada with warehousing, direct-to-store retail order fulfillment, direct-to-customer order fulfillment and other value added services. This has allowed our distribution business to better focus on purchasing, sales and service for its customers.

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

Third Quarter 2009 Releases

We released the following key titles in the third quarter of fiscal year 2009:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Sid Meier's Civilization IV®: The Complete Edition	2K Games	Internal	Games for Windows	May 12, 2009
The BIGS™ 2	2K Sports	External	Multiple platforms	July 7, 2009
Birthday Party Bash	2K Play	Internal	Wii	July 14, 2009

Product Pipeline

We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected/Actual Release
Sid Meier's Civilization® Revolution™	2K Games	Internal	iPhone, iPod touch	August 10, 2009
NBA® 2K10: Draft Combine	2K Sports	Internal	Xbox LIVE® (downloadable content)	August 26, 2009
			PlayStation®Network (downloadable content)	September 3, 2009
Rockstar Games and Timbaland present Beaterator	Rockstar Games	Internal	PSP, iPhone, iPod touch	Q4 2009
Borderlands™	2K Games	External	PS3, Xbox 360, PC	Q4 2009
Grand Theft Auto: Chinatown Wars	Rockstar Games	Internal	PSP, iPhone, iPod touch	Q4 2009
Grand Theft Auto: Episodes from Liberty City	Rockstar Games	Internal	Xbox 360	Q4 2009
Grand Theft Auto: The Ballad of Gay Tony	Rockstar Games	Internal	Xbox LIVE® (downloadable episode)	Q4 2009
NBA® 2K10	2K Sports	Internal	Multiple platforms	Q4 2009
NBA® 2K10: Anniversary Edition	2K Sports	Internal	PS3, Xbox 360	Q4 2009
NHL® 2K10	2K Sports	Internal	Multiple platforms	Q4 2009
Ringling Bros. and Barnum & Bailey® Circus	2K Play	Internal	Wii, DS	Q1 2010
Agent	Rockstar Games	Internal	PS3	TBA
BioShock® 2	2K Games	Internal	PS3, Xbox 360, PC	Fiscal year 2010
Mafia® II	2K Games	Internal	PS3, Xbox 360, PC	Fiscal year 2010
Max Payne 3	Rockstar Games	Internal	PS3, Xbox 360, PC	Fiscal year 2010
Red Dead Redemption	Rockstar Games	Internal	PS3, Xbox 360	Fiscal year 2010

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements, which provides guidance on how to measure assets and liabilities recorded at fair value. SFAS 157 does not expand the use of fair value to any new circumstances, but does require additional disclosure in annual and quarterly reports. We adopted SFAS 157 and its related amendments for financial assets and liabilities as of November 1, 2008 (see Note 3 to our condensed consolidated financial statements) and it did not have a material impact on our financial position or results of operations. SFAS 157 is effective for non-financial assets and liabilities for us beginning November 1, 2009. We have evaluated the non-financial assets and liabilities portion of the standard and expect that it will have no significant impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. The Company adopted this Statement as of November 1, 2008 but has not applied the fair value option to any eligible assets or liabilities as such. There was no impact to our financial condition or results of operations from the adoption of this Statement.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. We are evaluating the impact that the adoption of SFAS 141(R) will have on our consolidated financial position, cash flows and results of operations.

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (November 1, 2009 for the Company), and early adoption is prohibited. We do not expect that the adoption of FSP FAS 142-3 will have a material effect on our consolidated financial position, cash flows or results of operations.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the Company's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). In June 2009, we issued $138.0 million of 4.375% convertible senior note due 2014 ("Convertible Notes"). We will adopt FSP APB 14-1 on November 1, 2009 and accordingly will reclassify a portion of our debt balance to additional paid-in-capital, representing a bifurcation based on the fair value of the Convertible Notes' embedded conversion option. The difference between the principal amount of the Convertible Notes' and the remaining liability component after the bifurcation will be reported as a debt discount. We will be required to amortize the debt discount as interest expense on our statement of operations in addition to the Convertible Notes' coupon interest payments. FSP APB 14-1 prohibits early adoption and requires retrospective application to all periods presented. We are in the process of determining the amount of the debt discount and corresponding fair value of the Convertible Notes' embedded conversion option that will be required to be recorded under FSP APB 14-1. See Note 8 to our condensed consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic EPS calculation. We are still evaluating the impact of adopting FSP EITF 03-6-1 on our results of operations.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies how companies should apply the fair value measurement methodologies of SFAS 157 to financial assets whose markets are illiquid or inactive. Under this FSP, companies may use their own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs are either unavailable or based solely on transaction prices that reflect forced liquidations or distressed sales. We adopted this FSP as of November 1, 2008. There was no impact to our financial condition or results of operations from the adoption of this FSP.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be determined during the measurement period. FSP FAS 141(R)-1 specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. FSP FAS 141(R)-1 is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). We are evaluating the impact that the adoption of FSP FAS 141(R)-1 will have on our consolidated financial position, cash flows and results of operations.

In May 2009, the FASB issued SFAS 165, Subsequent Events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 (the Company's third quarter ended July 31, 2009). The implementation of this standard did not have a material impact on the Company's financial statements. Subsequent events were evaluated through the date of issuance of these consolidated financial statements on September 3, 2009 at the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

In June 2009, the FASB issued SFAS 167 Amendment to FASB Interpretation No. 46(R), which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective at the start of a company's first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company). Adoption of SFAS 167 is not expected to have a material impact on our financial position, cash flows or results of operations.

In June 2009, the FASB issued SFAS 168 which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009 (the Company's fourth quarter ended October 31, 2009). We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

Results of Operations

Consolidated operating results, net revenue by geographic region and publishing revenue by platform as a percent of revenue are as follows:

	Three months ended July 31, 2009		Nine months ended July 31, 2009
	2009	2008	2009	2008
Net revenue:
Publishing	68.5%	87.7%	66.9%	81.3%
Distribution	31.5%	12.3%	33.1%	18.7%

Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	82.9%	59.9%	76.4%	62.9%
Gross profit	17.1%	40.1%	23.6%	37.1%
Selling and marketing	18.3%	9.9%	15.5%	10.1%
General and administrative	21.3%	10.5%	16.1%	10.5%
Research and development	10.0%	4.0%	7.9%	3.9%
Business reorganization and related	0.0%	0.4%	0.0%	0.2%
Depreciation and amortization	3.2%	1.4%	2.3%	1.7%

Total operating expenses	52.9%	26.2%	41.9%	26.4%

Income (loss) from operations	(35.8)%	13.9%	(18.3)%	10.7%
Interest and other expense, net	(2.3)%	(0.1)%	(0.4)%	(0.1)%

Income (loss) before income taxes	(38.1)%	13.8%	(18.6)%	10.6%
Provision (benefit) for income taxes	1.9%	1.9%	(0.1)%	1.4%

Net income (loss)	(40.0)%	11.9%	(18.5)%	9.2%

Net revenue by geographic region:
United States and Canada	74.0%	54.4%	75.4%	65.1%
Europe, Asia Pacific and Other	26.0%	45.6%	24.6%	34.9%
Publishing revenue by platform:
Console	71.4%	93.1%	69.3%	91.4%
Handheld	13.7%	4.6%	16.1%	5.3%
PC	14.3%	2.2%	14.2%	3.1%
Accessories	0.6%	0.1%	0.4%	0.2%

Three Months ended July 31, 2009 compared to July 31, 2008

Publishing

(thousands of dollars)	2009	%	2008	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$94,976	100.0%	$380,645	100.0%	$(285,669)	(75.0)%
Product costs	42,720	45.0%	104,119	27.4%	(61,399)	(59.0)%
Software development costs and royalties(1)	17,156	18.1%	45,721	12.0%	(28,565)	(62.5)%
Internal royalties	368	0.4%	51,971	13.7%	(51,603)	(99.3)%
Licenses	16,835	17.7%	7,602	2.0%	9,233	121.5%

Cost of goods sold	77,079	81.2%	209,413	55.0%	(132,334)	(63.2)%

Gross profit	$17,897	18.8%	$171,232	45.0%	$(153,335)	(89.5)%

(1)
Includes $631 and $3,404 of stock-based compensation expense in 2009 and 2008, respectively.

Net revenue decreased $285.7 million for the three months ended July 31, 2009 as compared to the same period in 2008, primarily due to the release of Grand Theft Auto IV for the PS3 and Xbox 360 in April 2008, which surpassed all-time sales records for the launch of an entertainment property. Sales of our Grand Theft Auto franchise decreased $233.9 million for the three months ended July 31, 2009 as compared to the same period in 2008. In addition net revenue from our Top Spin and Civilization franchises, both of which had titles released in the third quarter of 2008, decreased $64.9 million for the three months ended July 31, 2009 compared to the same period in 2008. Partially offsetting the decrease in net revenue were our third quarter 2009 releases of The BIGS 2 and Birthday Party Bash for the Wii. We also had an increase related to our Midnight Club franchise, which reflected the release of Midnight Club: Los Angeles in October 2008.

Net revenue on current generation platforms accounted for approximately 59.7% of our total net publishing revenue in the third quarter of 2009 compared to 88.4% for the same period in 2008. The decrease is primarily due to the release of Grand Theft Auto IV in April 2008 for the PS3 and Xbox 360. PC sales increased $5.3 million (64.4%) due to the current quarter release of Sid Meier's IV®: The Complete Edition and BioShock® & The Elder Scrolls IV: Oblivion® Bundle for the PC. Nintendo DS sales decreased $4.0 million (50.5%) due primarily to lower Top Spin 3 and Civilization Revolution sales. Sales on the prior generation platforms continued to decline. In particular, net revenue earned on PS2 products decreased $6.9 million (38.5%), reflecting lower sales of products in our Grand Theft Auto franchise and various sports titles. We expect volume on prior generation platforms to continue to decline as a result of the transition to the current generation hardware platforms and have therefore reduced the number of titles in development for these older platforms. We have also continued to reduce pricing on software titles for the PS2 as the current generation hardware installed base grows.

Gross profit as a percentage of net revenue decreased in 2009 from the same period of the prior year, which included the initial release period of Grand Theft Auto IV, one of our highest margin products. Product costs increased as a percentage of net revenue, primarily due to manufacturing discounts that were recorded in connection with our release of Grand Theft Auto IV in the 2008 period. Additionally, software development costs and royalties increased as a percentage of net revenue in 2009 as we incurred higher royalty costs associated with the increased number of externally developed titles released in the third quarter of 2009, particularly related to Major League Baseball commitments. Internal royalties decreased from the prior year period primarily due to decreased sales and profitability in our publishing business and a change in the method of calculating the royalty from a net sales formula to a profit share formula. License costs increased as a percentage of net revenue as we are not expecting to generate the revenue necessary to exceed the minimum commitments due under our license agreements with Major League Baseball entities. As a result we accelerated the amortization of certain license costs related to the contract. Additionally, we offered greater price concessions in the 2009 period, primarily due to the economic slowdown and increased pressure to reduce prices on certain titles.

Revenue earned from licensing our intellectual property to third parties and other ancillary revenue remained relatively unchanged at $5.2 million for the three months ended July 31, 2009 compared to the same period in the prior year. Licensing revenue mainly consisted of sales of products in our Grand Theft Auto franchise. We recognize substantially higher gross profit margins on revenue earned in connection with licensing our products.

Publishing revenue earned outside of North America accounted for approximately $36.1 million (38.0%) in the third quarter of 2009 compared to $197.8 million (52.0%) in the 2008 period. The year-over-year decrease was primarily attributable to the release of Grand Theft Auto IV, which shipped at the end of the second quarter of 2008. Foreign exchange rates reduced publishing net revenue and gross profit by approximately $6.0 million and $1.9 million, respectively, in the third quarter of 2009.

Distribution

(thousands of dollars)	2009	%	2008	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$43,588	100.0%	$53,191	100.0%	$(9,603)	(18.1)%
Cost of goods sold	37,830	86.8%	50,243	94.5%	(12,413)	(24.7)%

Gross profit	$5,758	13.2%	$2,948	5.5%	$2,810	95.3%

Net revenue decreased $9.6 million for the three months ended July 31, 2009 as compared to the same period in 2008 primarily due to a decrease in hardware sales, which reflects our focus on higher margin software products. Gross profit margins increased in 2009 primarily due to software distribution service fees for which we acted as an agent on behalf of another publisher. We recorded our distribution fee as revenue on a net basis. Also contributing to our higher gross profit margin was a $3.7 million inventory write-down in the third quarter of 2008 related to our plan to reduce the number of titles that we manage and distribute in order to improve gross margins. Partially offsetting our improved gross profit margins was the additional cost of goods sold recognized in conjunction with the third party distribution services agreement that we entered into in September 2008. Prior to September 2008, certain product distribution costs were recorded in operating expenses because we independently operated a distribution warehouse. Foreign currency exchange rates had an immaterial impact on net revenue and gross profit for the three months ended July 31, 2009.

Operating Expenses

(thousands of dollars)	2009	% of net revenue	2008	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)

Selling and marketing	$25,335	18.3%	$42,856	9.9%	$(17,521)	(40.9)%
General and administrative	29,583	21.3%	45,678	10.5%	(16,095)	(35.2)%
Research and development	13,887	10.0%	17,239	4.0%	(3,352)	(19.4)%
Business reorganization and related	-	0.0%	1,771	0.4%	(1,771)	(100.0)%
Depreciation and amortization	4,456	3.2%	6,201	1.4%	(1,745)	(28.1)%

Total operating expenses(1)	$73,261	52.9%	$113,745	26.2%	$(40,484)	(35.6)%

(1)
Includes stock-based compensation expense, as follows:

	2009	2008
Selling and marketing	$501	$545
General and administrative	3,054	6,922
Research and development	430	1,687

Foreign currency exchange rates favorably impacted total operating expenses by approximately $3.8 million in the third quarter of 2009.

Selling and marketing

Selling and marketing expenses decreased $17.5 million for the three months ended July 31, 2009, as compared to the same period in 2008 primarily due to:

  i.
  a decrease of $14.3 million in advertising expense primarily related to the release of Grand Theft Auto IV in April 2008; and

  ii.
  a decrease of $1.4 million in personnel and warehouse expenses at our distribution facility, offset by approximately $0.8 million in management fees related to the third party distribution services agreement that we entered into in September 2008. The net savings was partially offset by the distribution fee recorded in cost of goods sold.

General and administrative

General and administrative expenses decreased $16.1 million for the three months ended July 31, 2009 compared to the same period in 2008 primarily due to:

  i.
  a decrease of $6.4 million in professional fees principally due to legal and investment banking expenses incurred in the 2008 period related to the Electronics Arts Inc. tender offer (the "EA Offer") to acquire the outstanding shares of the Company's Common Stock in 2008; and

  ii.
  a decrease of $5.8 million in consulting fees primarily due to a decrease in stock-based compensation expense related to the ZelnickMedia awards, which was a result of a decrease in the price of our common stock; and

  iii.
  a decrease of $2.9 million in personnel costs due to lower performance-based compensation and cost saving initiatives.

General and administrative expenses for the three months ended July 31, 2009 and 2008 also include occupancy expense (primarily rent, utilities and office expenses) of $3.7 million and $4.1 million, respectively, related to our development studios.

Research and development

Research and development expenses decreased $3.4 million for the three months ended July 31, 2009 compared to the same period in 2008 primarily due to:

  i.
  an increase in the capitalization rates of our payroll related costs for the three months ended July 31, 2009. The capitalization rates for payroll related costs for the three months ended July 31, 2008 were lower than usual as certain development studios refocused their efforts to new projects following the release of Grand Theft Auto IV in April 2008; and

  ii.
  a decrease in performance-based compensation; partially offset by

  iii.
  an increase in payroll costs as a result of added headcount primarily from prior year acquisitions and expansion initiatives in Asia-Pacific markets.

Depreciation and amortization.    For the three months ended July 31, 2009, depreciation and amortization was $4.5 million compared to $6.2 million for the same period in 2008, mainly due to lower depreciation and amortization expense associated with the September 2008 sale of certain assets to a third party as part of entering into a distribution services agreement.

Interest and other expense, net.    For the three months ended July 31, 2009, interest and other expense increased to $3.2 million in 2009 from $0.5 million in 2008 due to interest and other expense associated with the issuance of the June 2009 Convertible Notes and the line of credit of $1.4 million and lower interest income earned in 2009 of $1.3 million.

Provision for income taxes.    For the three months ended July 31, 2009, income tax expense was $2.7 million, compared to income tax expense of $8.1 million in the third quarter of 2008. The change in income taxes is primarily attributable to pre-tax losses without tax benefit in 2009 compared to worldwide pre-tax income in 2008 with a related tax charge. We did not record an income tax benefit on our pre-tax losses in 2009 due to uncertainty regarding the realization of our deferred tax assets, and recorded income tax expense on income generated in several foreign jurisdictions. Our effective rate differed from the federal statutory rate primarily due to losses without tax benefit in 2009 and changes in gross unrecognized tax benefits during 2008 and 2009.

Based on the progress and possible settlement of certain audits, we believe it is reasonably possible that approximately $11.0 million of our gross unrecognized tax benefits could become payable during the next 12 months.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income (loss) and earnings (loss) per share.    For the three months ended July 31, 2009, our net loss was $55.5 million, compared to net income of $51.8 million in the same period of 2008. Net loss per share for the three months ended July 31, 2009 was $0.72 compared to net income per share of $0.68 and $0.67 for basic and diluted, respectively, for the three months ended July 31, 2008. Weighted average shares outstanding remained relatively flat compared to the prior period.

Nine Months ended July 31, 2009 compared to July 31, 2008

Publishing

(thousands of dollars)	2009	%	2008	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$418,359	100.0%	$986,590	100.0%	$(568,231)	(57.6)%
Product costs	151,619	36.2%	279,573	28.3%	(127,954)	(45.8)%
Software development costs and royalties(1)	68,470	16.4%	126,123	12.8%	(57,653)	(45.7)%
Internal royalties	30,498	7.3%	110,768	11.2%	(80,270)	(72.5)%
Licenses	38,951	9.3%	39,475	4.0%	(524)	(1.3)%

Cost of goods sold	289,538	69.2%	555,939	56.3%	(266,401)	(47.9)%

Gross profit	$128,821	30.8%	$430,651	43.7%	$(301,830)	(70.1)%

(1)
Includes $3,679 and $10,598 of stock-based compensation expense in 2009 and 2008, respectively.

Net revenue decreased $568.2 million for the nine months ended July 31, 2009 as compared to the same period in 2008, primarily due to the release of Grand Theft Auto IV for the PS3 and Xbox 360 in April 2008, which surpassed all-time sales records for the launch of an entertainment property. Sales of our Grand Theft Auto franchise decreased $490.3 million for the nine months ended July 31, 2009 as compared to the same period in 2008. Partially offsetting the decrease were the 2009 releases of Grand Theft Auto IV: The Lost and Damned downloadable episode and Grand Theft Auto: Chinatown Wars for the Nintendo DS. In addition, we had lower net revenue from our 2K Sports division, mainly related to the decreased sales of Top Spin 3, partially offset by the release of The BIGS 2 during the third quarter of 2009. In addition we had lower year-over-year sales related to our Civilization franchise which included the release of Civilization Revolution in fiscal 2008. Partially offsetting the decrease in net revenues was an increase of $20.6 million related to our Midnight Club franchise, which included the release of Midnight Club: Los Angeles in October 2008.

Net revenue on current generation platforms accounted for approximately 60.2% of our total net publishing revenue for the nine months ended July 31, 2009 compared to 83.7% for the same period in 2008. The decrease is primarily due to the release of Grand Theft Auto IV in April 2008 for the PS3 and Xbox 360. PC software sales increased $29.1 million (96.1%) due primarily to the December 2008 release of Grand Theft Auto IV and the third quarter 2009 release of Sid Meier's IV®: The Complete Edition and BioShock® & The Elder Scrolls IV: Oblivion® Bundle for the PC. Sales on the prior generation platforms continued to decline primarily due to a decrease of $37.9 million (49.9%) on PS2, related to decreased sales of prior versions of Grand Theft Auto and various sports titles. We expect volume on prior generation platforms to continue to decline as a result of the transition to the current generation hardware platforms and have therefore reduced the number of titles in development for these older platforms. We have also continued to reduce pricing on software titles for the PS2 as the current generation hardware installed base grows.

Gross profit as a percentage of net revenue decreased from the same period of the prior year, which included the initial release period of Grand Theft Auto IV, one of our highest margin products. Product costs increased as a percentage of net revenue, primarily due to manufacturing discounts that were recorded in connection with our release of Grand Theft Auto IV in the 2008 period. Additionally, software development costs and royalties increased as a percentage of net revenue in 2009 as we incurred higher royalty costs associated with the increased number of externally developed titles released in 2009, particularly related to Major League Baseball commitments. Internal royalties decreased from the prior year period primarily due to decreased sales and profitability in our publishing business and a change in the method of calculating the royalty from a net sales formula to a profit share formula. License costs increased as a percentage of net revenue as we are not expecting to generate the revenue necessary to exceed the minimum commitments due under our license agreements with Major League Baseball entities. As a result we accelerated the amortization of certain license costs related to the contract. Additionally, we offered greater price concessions in the 2009 period, primarily due to the economic slowdown and increased pressure to reduce prices on certain titles.

Revenue earned from licensing our intellectual property to third parties and other ancillary income increased $2.6 million to $19.5 million for the nine months ended July 31, 2009 compared to the same period in 2008, primarily due to licensing from our Grand Theft Auto franchise. We recognize substantially higher gross profit margins on revenue earned in connection with licensing our products.

Publishing revenue earned outside of North America accounted for approximately $153.3 million (36.6%) for the nine months ended July 31, 2009 compared to $423.1 million (42.9%) in the 2008 period. The year-over-year decrease was primarily attributable to the release of Grand Theft Auto IV in the second quarter of 2008. Foreign exchange rates reduced net revenue and gross profit by approximately $32.9 million and $5.6 million, respectively, for the nine months ended July 31, 2009.

Distribution

(thousands of dollars)	2009	%	2008	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$206,737	100.0%	$227,498	100.0%	$(20,761)	(9.1)%
Cost of goods sold	187,874	90.9%	207,984	91.4%	(20,110)	(9.7)%

Gross profit	$18,863	9.1%	$19,514	8.6%	$(651)	(3.3)%

Net revenue decreased $20.8 million for the nine months ended July 31, 2009 as compared to the same period in 2008. The decrease was primarily attributable to a decrease of $15.5 million in hardware sales due to our focus on higher margin software products and a decrease of $12.9 million in sales for prior generation software due to declining consumer spending on titles for the prior generation platforms. This decrease was partially offset by an increase of $12.4 million in sales of Wii software as consumers continued to shift their spending to this platform with the increasing popularity of casual gaming.

Gross profit margins increased slightly in 2009 primarily due to software distribution service fees for which we acted as an agent on behalf of another publisher. We recorded our distribution fee as revenue on a net basis. Partially offsetting our improved gross profit margins was the additional cost of goods sold recognized in conjunction with the third party distribution services agreement that we entered into in September 2008. Prior to September 2008, certain product distribution costs were recorded in operating expenses because we independently operated a distribution warehouse. Foreign currency exchange rates had an immaterial impact on net revenue and gross profit for the nine months ended July 31, 2009.

Operating Expenses

(thousands of dollars)	2009	% of net revenue	2008	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)

Selling and marketing	$97,153	15.5%	$122,534	10.1%	$(25,381)	(20.7)%
General and administrative	100,745	16.1%	126,916	10.5%	(26,171)	(20.6)%
Research and development	49,589	7.9%	47,877	3.9%	1,712	3.6%
Business reorganization and related	-	0.0%	2,877	0.2%	(2,877)	(100.0)%
Depreciation and amortization	14,342	2.3%	20,126	1.7%	(5,784)	(28.7)%

Total operating expenses(1)	$261,829	41.9%	$320,330	26.4%	$(58,501)	(18.3)%

(1)
Includes stock-based compensation expense, as follows:

	2009	2008
Selling and marketing	$1,417	$1,926
General and administrative	9,000	14,874
Research and development	2,018	3,664

Foreign currency exchange rates favorably impacted total operating expenses by approximately $16.8 million for the nine months ended July 31, 2009.

Selling and marketing

Selling and marketing expenses decreased $25.4 million for the nine months ended July 31, 2009 as compared to the same period in 2008 primarily due to:

  i.
  a decrease of $13.3 million in advertising expense primarily related to the release of Grand Theft Auto IV in April 2008; and

  ii.
  a decrease of $4.3 million in personnel and severance costs due to lower performance-based compensation and the restructuring and termination of employees in our Europe operations in December 2007, partially offset by a $1.0 million increase in personnel costs in Asia due to expansion initiatives in the Asia-Pacific region; and

  iii.
  a decrease of $6.9 million in personnel and warehouse expenses at our distribution facility offset by approximately $2.3 million in management fees related to the distribution services agreement that we entered into in September 2008. The net savings was partially offset by the distribution fee recorded in cost of goods sold.

General and administrative

General and administrative expenses decreased $26.2 million for the nine months ended July 31, 2009 compared to the same period in 2008 primarily due to:

  i.
  a decrease of $17.2 million in consulting fees principally due to a $10.6 million decrease in the stock-based compensation expense related to the ZelnickMedia awards resulting from a decrease in the price of our common stock, and $6.2 million of fees incurred related to the EA Offer; and

  ii.
  a decrease of $6.4 million in personnel costs due to lower performance-based compensation and cost saving initiatives.

General and administrative expenses for the nine months ended July 31, 2009 and 2008 also include occupancy expense (primarily rent, utilities and office expenses) of $10.3 million and $11.3 million, respectively, related to our development studios.

Research and development

Research and development expenses increased $1.7 million for the nine months ended July 31, 2009 compared to the same period in 2008 principally due to an increase in personnel costs as a result of added headcount primarily from the prior year acquisitions of Rockstar New England (formerly known as Mad Doc Software LLC) and 2K Czech (formerly known as Illusion Softworks, a.s.) as well as expansion initiatives in Asia-Pacific markets, offset by lower bonuses and performance-based compensation.

Depreciation and amortization.    For the nine months ended July 31, 2009, depreciation and amortization expense decreased by $5.8 million from 2008 to $14.3 million mainly due to lower depreciation and amortization expense associated with the September 2008 sale of certain assets to a third party as part of entering into a distribution services agreement.

Interest and other expense, net.    For the nine months ended July 31, 2009, interest and other expense increased to $2.3 million in 2009 from $0.9 million in 2008 due to higher interest and other expense associated with the issuance of the June 2009 Convertible Notes and the line of credit of $2.7 million and lower interest income in 2009 of $1.8 million, partially offset by higher foreign exchange gains of $3.2 million in the current period.

Provision for income taxes.    For the nine months ended July 31, 2009, income tax benefit was $0.5 million, compared to income tax expense of $16.9 million in the first nine months of 2008. The change in income taxes is primarily attributable to pre-tax losses without tax benefit in 2009 and a reduction in our liability for gross unrecognized tax benefits in the second quarter of 2009 following the conclusion of certain domestic tax audits compared to worldwide pre-tax income in 2008 with a related tax charge. We did not record an income tax benefit on our pre-tax losses in 2009 due to uncertainty regarding the realization of our deferred tax assets, and recorded income tax expense on income generated in several foreign jurisdictions. Our effective rate differed from the federal statutory rate primarily due to losses without benefit in 2009 and changes in gross unrecognized tax benefits during both 2008 and 2009.

As of July 31, 2009, we had gross unrecognized tax benefits, including interest and penalties, of $21.3 million, all of which would affect our effective tax rate if realized. For the nine months ended July 31, 2009, gross unrecognized tax benefits decreased by $5.1 million, which includes a decrease in interest and penalties of $3.2 million, primarily related to adjustments resulting from tax audits that concluded during the second quarter of 2009.

Based on the progress and possible settlement of certain audits, we believe it is reasonably possible that approximately $11.0 million of our gross unrecognized tax benefits could become payable during the next 12 months.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net (loss) income and earnings (loss) per share.    For the nine months ended July 31, 2009, our net loss was $115.9 million, compared to net income of $112.1 million in the nine months ended July 31, 2008. Net loss per share for the nine months ended July 31, 2009 was $1.51 compared to net income per share of $1.50 and $1.48 for basic and diluted, respectively, for the nine months ended July 31, 2008. Weighted average shares outstanding increased compared to the prior period, mainly due to the issuance of 1,496,647 shares of restricted stock in January 2008 in connection with our acquisition of 2K Czech.

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our Wells Fargo credit agreement and our recently issued Convertible Notes to satisfy our working capital needs.

In June 2009, we issued $138.0 million aggregate principal amount of 4.375% convertible senior notes due 2014 ("Convertible Notes"). The issuance of the Convertible Notes included $18.0 million related to the exercise of an over-allotment option by the underwriters. Interest on the Convertible Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2009. The Convertible Notes mature on June 1, 2014, unless earlier redeemed or repurchased by the Company or converted.

The Convertible Notes are convertible at an initial conversion rate of 93.6768 shares of our common stock per $1 principal amount of Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 31, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the 'measurement period') in which the trading price per $1,000 principal amount of Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call the Convertible Notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after December 1, 2013 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock.

At any time on or after June 5, 2012, the Company may redeem all of the outstanding Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide notice of redemption to holders of the Convertible Notes exceeds 150% of the conversion price in effect on each such trading day. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date.

In connection with the offering of the Convertible Notes, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution to our common stock upon conversion of the Convertible Notes. The convertible note hedge transactions allow the Company to receive shares of its common stock related to the excess conversion value that it would convey to the holders of the Convertible Notes upon conversion. The transactions include options to purchase approximately 12,927,000 shares of common stock at $10.675 per share, expiring on June 1, 2014, for a total cost of approximately $43.6 million, which was charged to additional paid-in capital.

Separately, the Company entered into a warrant transaction with a strike price of $14.945. The warrants will be net share settled and will cover approximately 12,927,000 shares of the Company's common stock and expire on August 30, 2014, for total proceeds of approximately $26.3 million, which was credited to additional paid-in capital.

In July 2007, we entered into a credit agreement with Wells Fargo (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $140.0 million and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at July 31, 2009 and October 31, 2008), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at July 31, 2009 and October 31, 2008). We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75% based on amounts borrowed.

Availability under the Credit Agreement is restricted by our domestic and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

On May 28, 2009, we paid down all of the outstanding borrowings on our Credit Agreement. As of July 31, 2009 there were no outstanding borrowings and $88.6 million was available for borrowings. We had $11.6 million of letters of credit outstanding at July 31, 2009 and were in compliance with all covenants and requirements in the Credit Agreement.

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

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 51.1% and 40.3% of net revenue for the nine months ended July 31, 2009 and 2008, respectively. As of July 31, 2009 and October 31, 2008, amounts due from our five largest customers comprised approximately 68.4% and 39.0% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 65.2% and 11.8% of such balance at July 31, 2009 and October 31, 2008, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may impact our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

In addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, in June 2009 we issued $138.0 million of Convertible Notes. The Convertible Notes pay interest semi-annually on June 1st and December 1st each year, commencing on December 1, 2009, at a rate of 4.375% per annum and will mature on June 1, 2014. Below is a summary of the annual commitments as of July 31, 2009 related to the Convertible Notes (in thousands of dollars):

Fiscal year ending October 31,	Interest	Convertible Notes	Total
2009 (remaining three months)	$-	$-	$-
2010	6,038	-	6,038
2011	6,038	-	6,038
2012	6,038	-	6,038
2013	6,038	-	6,038
Thereafter	6,038	138,000	144,038

Total	$30,190	$138,000	$168,190

We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement and net proceeds received from the issuance of the Convertible Notes, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

Our cash and cash equivalents decreased by $105.5 million for the nine months ended July 31, 2009 as follows:

	Nine months July 31,
(thousands of dollars)	2009	2008

Cash provided by (used for) operating activities	$(146,760)	$267,848
Cash used for investing activities	(8,288)	(13,063)
Cash provided by financing activities	45,921	6,401
Effects of exchange rates on cash and cash equivalents	3,639	(242)

Net increase (decrease) in cash and cash equivalents	$(105,488)	$260,944

At July 31, 2009 we had $174.8 million of cash and cash equivalents, compared to $280.3 million at October 31, 2008. Our decrease in cash and cash equivalents from October 31, 2008 was primarily a result of cash used for operating activities, as we incurred a net loss of $115.9 million in the nine months ended July 31, 2009 compared to net income of $112.1 million for the same period in 2008. Also contributing to our net cash used for operating activities were decreases in accounts payable and accruals, reflecting payment for inventory purchases made at the end of fiscal 2008, and payments for software development costs and licenses, which primarily consist of payroll and related costs for employees, developers and sports licenses, respectively. Cash used in operating activities was offset by a decrease in accounts receivable, reflecting collections on prior year sales as well as lower revenue and inventory balances resulting from fewer product releases in the current year.

Cash used for investing activities decreased by $4.8 million in the nine months ended July 31, 2009 compared to the prior period mainly due to earnout payments made for our acquisition of Mad Doc Software LLC and Illusion Softworks in 2008. Investing activities consisted of computer equipment and software purchases, which did not significantly increase for the nine months ended July 31, 2009 compared to the prior period.

Cash provided by financing activities in 2009 increased compared to the same period in 2008 reflecting the issuance of $138.0 million of Convertible Notes and the sale of warrants for $26.3 million, partially offset by the $70.0 million repayment of our line of credit, the purchase of convertible note hedges and debt issuance costs of $48.4 million and a reduction in the exercise of stock options in 2009 compared to 2008, as a result of lower average stock prices in 2009.

Cash and cash equivalents was positively impacted by $3.6 million in 2009 as a result of foreign currency exchange movements.

Off-Balance Sheet Arrangements

As of July 31, 2009 and October 31, 2008, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any off-balance sheet arrangements and are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at July 31, 2009), or (b) 3.25% to 3.75% above the LIBOR rate with a minimum 4.00% LIBOR Rate (7.25% at July 31, 2009), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The Convertible Notes pay interest semi-annually at a fixed rate of 4.375% per annum and we expect that there will be no fluctuation related to the Convertible Notes impacting our current year interest expense. In addition, we amortize debt issuance costs to interest expense. Upon adoption of FSP APB 14-1 on November 1, 2009, we will reclassify a portion of our debt balance to additional paid-in-capital, representing a bifurcation based on the fair value of the embedded conversion option in the Convertible Notes. The difference between the principal amount of the Convertible Notes and the remaining liability component after the bifurcation will be reported as a debt discount. We will be required to amortize the debt discount using the interest method, as interest expense on our statement of operations in addition to the coupon interest on the Convertible Notes. We are in the process of determining the amount of debt discount and corresponding fair value of the embedded conversion option in the Convertible Notes that will be required to be recorded under this FSP. It is expected that this will impact our total interest expense.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the nine months ended July 31, 2009, our foreign currency translation adjustment gain was approximately $10.7 million. The foreign exchange transaction gain recognized in interest and other expense in our statement of operations for the nine months ended July 31, 2009 and 2008 was $2.5 million and $0.8 million, respectively.

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

For the nine months ended July 31, 2009, 29.8% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.0%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.0%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2009, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Class Action—Grand Theft Auto: San Andreas and Option Backdating.    In February and March 2006, four purported class action complaints were filed against us and certain of our then current and former officers and directors in the United States District Court for the Southern District of New York. The actions were consolidated, and in April 2007 the lead plaintiffs filed a consolidated second amended complaint which contained allegations related to purported "hidden content" contained in Grand Theft Auto: San Andreas and the backdating of stock options, including the investigation thereof conducted by the Special Litigation Committee of the Board of Directors and the restatement of our financial statements relating thereto. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. The lead plaintiffs sought unspecified compensatory damages and costs including attorneys' fees and expenses. In April 2008, the Court dismissed, with leave to amend, all claims as to all defendants relating to Grand Theft Auto: San Andreas and certain claims as to our former CEO, CFO and certain director defendants relating to the backdating of stock options. In September 2008, the lead plaintiffs filed a third amended consolidated complaint seeking to reinstate these claims which we opposed. On August 31, 2009, we entered into a memorandum of understanding with the lead plaintiffs to comprehensively settle all claims asserted by them against us, our Rockstar Games subsidiary and all of the current and former officers and directors named in the actions. Under the terms of the proposed settlement, we will pay $20.115 million into a settlement fund for the benefit of class members, of which $15.2 million will be paid by our insurance carriers and the balance of $4.915 million has previously been accrued for in our financial statements over several quarters ended April 30, 2009. In addition to the payment to the settlement fund, we will also supplement the substantial changes that we have already implemented in our corporate governance policies and practices. The proposed settlement is subject to the completion of final documentation and preliminary and final approval by the United States District Court for the Southern District of New York. Neither we, our subsidiary nor any of the individuals admit any wrongdoing as part of the proposed settlement agreement.

Derivative Action—Option Backdating.    In July and August 2006, shareholders Richard Lasky and Raeda Karadsheh filed purported derivative actions in the U.S. District Court for the Southern District of New York against us, as nominal defendant, and certain of our directors and certain former officers and directors. These actions were consolidated in November 2006 and the plaintiffs filed a consolidated complaint in January 2007, which focused exclusively on our historical stock option granting practices, alleging violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity-based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. These matters were referred to the Special Litigation Committee, which moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and Board of Directors. On April 21, 2009, the Court granted the Special Litigation Committee's motion in its entirety, dismissing all claims against all named defendants except Ryan A. Brant, James David, Larry Muller, and Kelly G. Sumner, and assigning those remaining claims to the Company as the sole party plaintiff. On June 15, 2009, the former shareholder plaintiffs applied for the entry of final judgment in order to permit the immediate appeal of the Court's April 21, 2009 order dismissing certain defendants and terminating the former shareholder plaintiffs from consolidated action. The shareholder plaintiffs' request for the entry of judgment is pending before the Court.

Strickland et al. Personal Injury Action.    In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against us, Sony Computer Entertainment America Inc., Sony Corporation of America, Wal-Mart, GameStop and Devin Moore, alleging under Alabama's manufacturers' liability and wrongful death statutes, that our video games resulted in "copycat violence" that caused the deaths of Messrs. Strickland, Crump and Mealer by Mr. Moore. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600 million. In April 2006, the plaintiffs amended the complaint to add a claim for civil conspiracy. Our motion to dismiss that claim is pending, but there currently is no scheduling order in effect. At our request, the Court held an evidentiary hearing on October 30, 2008 to consider the exclusion of certain expert testimony and a second hearing was held on December 18, 2008. On July 29, 2009, the Court entered an order excluding the expert testimony and granting summary judgment to the Company. Plaintiff Steve Strickland filed a Notice of Appeal on August 10, 2009. We believe that the claims are without merit and that this action is similar to lawsuits brought and uniformly dismissed by courts in other jurisdictions.

Stockholder Action.    In March 2008, Patrick Solomon, a stockholder, filed a purported class action complaint in the Court of Chancery of the State of Delaware (the "Delaware Court") against us and certain of our officers and directors. On December 19, 2008, the plaintiff filed a supplement to his complaint. The supplement repeated his prior allegations and also alleged the stockholder vote on the amendment of the Company's Incentive Stock Plan and the amendment to the management agreement with ZelnickMedia and the grant of stock thereunder was invalid. On February 17, 2009, the Company filed its motion to dismiss all claims in both pleadings. On March 4, 2009, the plaintiff filed a motion to file a second supplement to his complaint. The second supplement contained additional allegations of breaches of fiduciary duties by the directors, and misleading and incomplete disclosure with respect to the proxy statement for the 2009 annual meeting of stockholders. The second supplement also sought to enjoin the vote on the 2009 Stock Incentive Plan at the 2009 annual meeting of stockholders and a declaration that such Plan is invalid and void. On April 3, 2009, we entered into a settlement in principle of the complaint and the two supplements to the complaint, subject to approval by the Delaware Court. The Court approved the settlement on June 18, 2009. The settlement provided, among other things, for additional disclosure which was contained in a supplement to the proxy statement for our 2009 annual meeting of stockholders. The settlement did not provide for a payment of monetary damages to the plaintiff or the purported class. The application by the plaintiff's counsel for fees and expenses was granted by the Court and was covered by existing insurance policies. The Company believed that the plaintiff's complaint and the two supplements were wholly without merit, but entered into the settlement arrangement solely to save the time and expense of continued litigation.

In April 2008, St. Clair Shores General Employees Retirement System, a stockholder, filed a purported derivative action on behalf of the Company in the Delaware Court against our directors and ZelnickMedia. The allegations are essentially the same as those in the original Solomon complaint, above, with an additional complaint about the "poison pill" adopted by our board in March 2008, and an additional claim against ZelnickMedia for aiding and abetting the directors' alleged breach of fiduciary duty. Because the action was duplicative, the plaintiff agreed to stay all proceedings in the case in favor of the Solomon case. The resolution of the Solomon matter resulted in the resolution of this matter, which was voluntarily dismissed by stipulated order on August 3, 2009, without the payment of any costs or expenses. Also in April 2008, Michael Maulano, an alleged stockholder, filed a purported class action in New York Supreme Court, New York County, against us and our directors. The resolution of the Solomon matter resulted in the resolution of this matter, which was voluntarily dismissed by stipulated order on July 16, 2009, without the payment of any costs or expenses.

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

Item 6.    Exhibits

Exhibits:
4.1	Indenture, dated as of June 3, 2009, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on June 4, 2009.
4.2
Supplemental Indenture, dated as of June 3, 2009, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee, to Indenture, dated as of June 3, 2009, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on June 4, 2009.
4.3	Form of Note, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K on June 4, 2009.

Exhibits:
10.1	Convertible Note Hedge Transaction Confirmation, May 28, 2009, between Take-Two Interactive Software, Inc. and JPMorgan Chase Bank, National Association, as dealer, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 2, 2009 and incorporated by reference herein.
10.2
Convertible Note Hedge Transaction Confirmation, May 28, 2009, between Take-Two Interactive Software, Inc. and Barclays Bank PLC, as dealer, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on June 2, 2009 and incorporated by reference herein.
10.3
Convertible Note Hedge Transaction Confirmation, dated May 29, 2009, between Take-Two Interactive Software, Inc. and JPMorgan Chase Bank, National Association, as dealer, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on June 2, 2009 and incorporated by reference herein.
10.4
Convertible Note Hedge Transaction Confirmation, dated May 29, 2009, between Take-Two Interactive Software, Inc. and Barclays Bank PLC, as dealer, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K on June 2, 2009 and incorporated by reference herein.
10.5
Warrant Transaction Confirmation, dated May 28, 2009, between Take-Two Interactive Software, Inc. and JPMorgan Chase Bank, National Association, as dealer, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K on June 2, 2009 and incorporated by reference herein.
10.6
Warrant Transaction Confirmation, dated May 28, 2009, between Take-Two Interactive Software, Inc. and Barclays Bank PLC, as dealer, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K on June 2, 2009 and incorporated by reference herein.
10.7
Warrant Transaction Confirmation, dated May 29, 2009, between Take-Two Interactive Software, Inc. and JPMorgan Chase Bank, National Association, as dealer, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K on June 2, 2009 and incorporated by reference herein.
10.8
Warrant Transaction Confirmation, dated May 29, 2009, between Take-Two Interactive Software, Inc. and Barclays Bank PLC, as dealer, filed as Exhibit 10.7 to the Company's Current Report on Form 8-K on June 2, 2009 and incorporated by reference herein.
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

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: September 3, 2009	By:	/s/ BEN FEDER Ben Feder Chief Executive Officer (Principal Executive Officer)

Date: September 3, 2009	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial and Accounting Officer (Principal Financial Officer)