Form 10-K
period 2009-10-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2009-12-18
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $712,231,000.

As of December 15, 2009, there were 83,187,187 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including, but not limited to, those discussed under the heading "Risk Factors," beginning on page 11. All forward- looking statements are qualified by these cautionary statements and apply only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1.    Business

General

We are a global publisher, developer and distributor of interactive entertainment software and hardware. Our publishing business consists of our wholly-owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. We develop, market and publish software titles for the leading gaming and entertainment hardware platforms including: Sony's PlayStation®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems; Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") video game and entertainment system; Nintendo's Wii™ ("Wii") and DS™ ("DS") systems; and for the PC and Games for Windows®. We also selectively develop and publish titles for digital distribution via Sony's PlayStation®Network ("PSN") and Microsoft's Xbox LIVE® Marketplace ("Xbox LIVE") and Xbox LIVE® Arcade ("XBLA"), as well as digitally offer our PC titles through online download stores and services such as Steam. We have also begun to develop and publish titles for the iPhone™ and iPod® touch. The global installed base for the prior generation of platforms, including PS2 and DS ("prior generation platforms") is substantial. The release of the PS3, Xbox 360, and Wii platforms ("current generation platforms") has further expanded the video game software market. We are continuing to increase the number of titles released on the current generation platforms while also developing titles for certain prior generation platforms such as PS2 and DS given their significant installed base, as long as it is economically attractive to do so. Our distribution business, which consists of our Jack of All Games subsidiary, distributes our products as well as software, hardware and accessories produced by others to retail outlets in North America.

The demographics of the interactive entertainment industry audience have broadened significantly over the past few years, with video games becoming an increasingly popular form of mainstream entertainment. According to the Entertainment Software Association, more than two-thirds of all American households play PC or video games, with an estimated 68% of heads of households now playing games. The average game player is 35 years old and has been actively playing for 12 years. Despite the widening of this audience, the video game industry has not been immune to the ongoing challenges of the economic environment. The "Global Video Game Market Update" published by International Development Group ("IDG") in November 2009 forecasts that the annual sales of video game software in North America, Europe, and Japan will decline from $27.7 billion in 2008 to an estimated $16.7 billion in 2013. In addition, IDG forecasts that the number of video game software units sold annually will also decline from

645.5 million in 2008 to an estimated 462.6 million in 2013. Details on the estimated global sales value and unit sales of console, handheld and PC software from 2008 through 2013 are as follows:

Global Sales of Console, Handheld and PC Software*	2008	2009E	2010E	2011E	2012E	2013E
Sales Value (in $US, millions)	$27,714	$24,255	$21,915	$18,638	$17,279	$16,727

Units Sold (in millions)	645.5	604.1	583.6	527.4	493.2	462.6

*
Sales data and forecasts for North America, Europe, and Japan including PC and current and next generation console and handheld platforms.
Source:
International Development Group, November 2009

Our distribution business, which consists of our Jack of All Games subsidiary, distributes our products as well as software, hardware, and accessories produced by others to retail outlets in North America. Revenue in our distribution business is derived from the sale of third party software titles, accessories and hardware in North America. Operating margins in our distribution business depend in large part on the mix of software and hardware sales, with software sales generally yielding higher margins than hardware. In September 2008, we agreed to outsource the pick, pack, ship and warehousing functions for our publishing and distribution businesses to a third party logistics management solutions provider. Additionally, we adopted a plan to reduce the number of units held in inventory in order to focus on higher margin titles and improve the operating efficiency of the business. We also sold certain assets of our U.S. based distribution business to the third party logistics management solutions provider.

We were incorporated under the laws of the State of Delaware in 1993 and are headquartered in New York, New York with 2,263 employees globally. Our telephone number is (646) 536-2842 and our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Corporate—Corporate Overview—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

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

Strategy

Overview.    We endeavor to be the most creative, innovative and efficient company in our industry. Our strategy is to capitalize on the interactive entertainment market, particularly the expanding demographics of video game players, and focus on creating premium quality games and successful franchises for which we can create sequels. We develop most of our frontline products internally and own the intellectual property associated with most of our titles, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, racing, role-playing, sports and strategy. We believe that our commitment to creativity and innovation is a distinguishing strength, allowing us to differentiate many of our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands to match the variety of consumer demographics we aspire to serve, ranging from adults to children and game enthusiasts to casual gamers.

Support Label Structure to Target Distinct Market Segments.    Our publishing business consists of our wholly-owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. Each group focuses on distinct product genres and target demographics. We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category by leveraging our existing titles as well as developing new brands, including Agent. We expect 2K Games, developer and publisher of our successful Sid Meier's Civilization series and our critically acclaimed BioShock title, to continue to develop new and successful franchises in the future. Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K and NHL 2K, are generally published on an annual basis. 2K Play focuses on the market of casual and family-oriented games such as Carnival Games, an internally developed and owned franchise. 2K Play has leveraged this franchise through sequels and product extensions, including Carnival Games™ MiniGolf. We also have expansion initiatives in the rapidly growing Asia-Pacific markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea.

Maximize Product Selection and Development.    Our primary strategy is to publish a select number of high quality titles based on internally owned and developed intellectual property, which typically provide higher margins than licensed products. We currently have 12 proprietary brands which we expect to leverage in the future. In addition, we will selectively develop titles based on licensed properties, including sports, and also publish externally developed titles.

We use a product investment review process to evaluate potential titles for investment, to review existing titles in development, and to assess titles after release to measure their performance in the market and the return on our investment. We apply this process to all of our products, whether internally or externally developed. The product investment review process includes reviews of each project at various stages of development by our executive management team and senior management of our publishing labels, and includes coordination between our sales and marketing personnel before the launch of the titles. This disciplined approach to product investment is expected to enhance the competitiveness and profitability of our titles.

We develop our products using a combination of our internal and external development resources acting under contract with us. We typically select our external developers based on their track record and expertise in developing products in the same category or genre. One developer will generally produce the same game for multiple platforms and will also produce sequels to an original game. We believe that selecting and using development resources in this manner allows us to leverage the particular expertise of our internal and external development resources, which we believe increases the quality of our products.

Diversify Revenue by Title, Genre, Platform, and Target Demographic.    We believe the diversification of our product mix will reduce our operating risks and increase our revenue. We have expansion initiatives in the rapidly growing Asia-Pacific markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. In addition, we expect to offer a wider variety of titles for an expanded group of customers through 2K Play, which is focused on family and casual games. To take advantage of their increasing installed base we selectively offer our titles on the PS3, Xbox 360, Wii, PSP, DS, iPhone™ and iPod® touch.

Leverage Emerging Technologies.    We continually seek to capitalize on the technological advances in our industry that are leading to new revenue streams. We see opportunities in a variety of areas, including downloadable content, in-game advertising, micro-transactions, and social games. In fiscal 2009, we released downloadable content for Grand Theft Auto IV on Xbox LIVE, and downloadable content for Midnight Club: Los Angeles South—Central on Xbox LIVE and PSN. We also released NBA 2K10: Draft Combine, a download-only experience on XBLA and PSN, and in fiscal 2008, we released downloadable content for BioShock® on PSN. We have also begun to develop and publish titles for the iPhone™ and iPod® touch, including Sid Meier's Civilization® Revolution™ which was released this year, and casual gaming titles exclusively for XBLA, including the launch of Axel & Pixel this fall, and The Misadventures of P.B. Winterbottom, planned for release in 2010. We are beginning to develop gaming experiences that capitalize on the increasing consumer adoption of social networks, and announced the planned release of Civilization® Network™ for Facebook in calendar 2010. We currently include in-game advertising in many of our sports titles. We also continue to pursue opportunities that exist for networked gameplay, particularly for our wholly-owned franchises, as well as micro-transactions, where gamers can pay to download additional content to enhance their game playing experience.

Expand International Business.    The global market for interactive entertainment continues to grow and we seek to increase our presence internationally, particularly in Asia, Eastern Europe and Latin America. We have expansion initiatives in the Asian markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. Historically, we typically distributed our products in Asia through license agreements with local publishers in Japan and Korea, and distribution agreements with local distributors of finished goods elsewhere in Asia. While we retain title to all intellectual property, under license agreements local publishers are responsible for localization of software content, distribution and marketing of the products in their respective local markets. We intend to continue to build upon these licensing relationships and also expand finished goods distribution strategies to grow our international business. In 2009, 2K Sports secured a multi-year license from the NBA to develop an online version of an NBA simulation game in China, Taiwan, South Korea and Southeast Asia. At the same time, 2K Sports also announced a partnership with Tencent Holdings Limited, one of China's leading online game operators, to co-develop and publish NBA 2K Online in China.

Our Publishing and Software Development Businesses

Revenue in our publishing business primarily is derived from the sale of internally developed software titles and software titles developed by third parties for our benefit. Operating margins in our publishing business are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. We have internal development studios located in Australia, Canada, China, Czech Republic, the United Kingdom, and the United States. As of October 31, 2009, we had a research and development staff of 1,633 employees with the technical capabilities to develop software titles for all major current and prior generation consoles, handheld hardware platforms and PCs in multiple languages and territories.

Operating margins associated with our externally developed titles, or titles for which we do not own the intellectual property, are generally lower because they require us to acquire licenses, provide minimum development guarantees, and pay third party royalties. Agreements with third party developers generally give us exclusive publishing and marketing rights and require us to make development payments, pay royalties based on product sales and satisfy other conditions. Development payments for software titles are typically recoupable against royalties otherwise due to developers based on software sales. Our agreements with third party developers generally provide us with the right to monitor development efforts and to cease making development payments if specified development milestones are not satisfied. We also regularly monitor the level of development payments in light of expected sales for the related titles.

The development cycle for our titles generally ranges from 12 to more than 24 months and our top-selling titles could take up to three years or longer to develop. Although we often simultaneously develop our software for multiple platforms, in certain cases it can take 9 to 12 months to adapt a product for additional hardware platforms after initial development for one platform is completed. The cost to develop a frontline software product generally ranges from $10 million to $40 million, with our top titles exceeding these amounts. We expect that development costs and time will continue to increase for current generation platforms.

We continue to explore new revenue streams as they evolve, including higher margin sources such as downloadable content and in-game advertising. In 2009, we released a variety of downloadable content, allowing gamers to further expand their gameplay experience, including Grand Theft Auto IV: The Lost and Damned, Midnight Club: Los Angeles—South Central Map Expansion and South Central Premium Upgrade, Grand Theft Auto: The Ballad of Gay Tony and NBA®2K10: Draft Combine. We expect downloadable content to become more prevalent as broadband connectivity continues to gain popularity and digital delivery platforms such as Xbox LIVE and PlayStation Network gain additional customers.

Rockstar Games.    Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category and create groundbreaking entertainment by leveraging our existing franchises as well as developing new brands, including Agent. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series and continues to expand on our established franchises by releasing sequels as well as offering downloadable episodes and content. In 2009, Rockstar released the critically acclaimed Grand Theft Auto: Chinatown Wars on the Nintendo DS and Sony PSP, and intends to bring it to the iPhone™ and iPod® touch at a future date. Rockstar is also well known for developing brands in other genres, including the Bully, Manhunt, Max Payne and Red Dead franchises, and introduced a new brand in the music genre this year with Rockstar Games and Timbaland present Beaterator.

2K.    Our 2K label publishes its titles under 2K Games, 2K Sports and 2K Play:

2K Games.    2K Games has published a variety of popular entertainment properties across multiple genres and platforms and we expect 2K Games to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. 2K Games has contracted to develop a new multiplayer experience for BioShock® 2 in order to deliver a new and substantial element that enhances the lore and fiction of the BioShock universe. 2K Games also expanded the Sid Meier's Civilization series by releasing Sid Meier's Civilization® Revolution™ onto mobile platforms for the iPhone™ and iPod® touch. 2K Games expects to further expand upon the Civilization franchise by introducing Civilization® Network™ exclusively on Facebook in calendar 2010. 2K Games has externally developed titles that have included The Darkness™ and The Elder Scrolls IV: Oblivion®, and released the externally developed title Borderlands™ in October 2009.

2K Sports.    We develop most of our 2K Sports software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series, NHL 2K series, our Top Spin tennis series, and our Don King boxing title. 2K Sports has secured long-term, third party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media. In addition, 2K Sports has secured licensing agreements with the National Basketball Association (NBA) and the National Hockey League (NHL).

We also have expansion initiatives in the rapidly growing Asia markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. In 2009, 2K Sports secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia.

At the same time, 2K Sports also announced a partnership with Tencent Holdings Limited, one of China's leading online game operators, to co-develop and distribute NBA 2K Online in China.

2K Play.    2K Play focuses on developing and publishing titles for the growing market of casual and family-friendly games. 2K Play titles are developed by both internal development studios and third party developers. Internally developed titles include Carnival Games and Birthday Party Bash. This year, 2K Play announced a new licensed casual and family-friendly, internally developed game, Ringling Bros. and Barnum & Bailey® Circus, which was released in November 2009. 2K Play also has a partnership with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer; Go, Diego, Go!; Ni Hao, Kai-lan and The Backyardigans. In 2009, 2K Play began to work with several small independent developers to publish casual gaming titles exclusively for XBLA, including Axel & Pixel and The Misadventures of P.B. Winterbottom. We expect family-oriented gaming to continue to be a component of our industry in the future.

Our Distribution Business

Our distribution business, which consists of our Jack of All Games subsidiary, distributes our products as well as software, hardware, and accessories produced by others to retail outlets in North America. Revenue in our distribution business is derived from the sale of third party software titles, accessories and hardware in North America. Operating margins in our distribution business depend in large part on the mix of software and hardware sales, with software sales generally yielding higher margins than hardware.

In September 2008, we agreed to outsource the pick, pack, ship and warehousing functions for our publishing and distribution businesses to a third party logistics management solutions provider. Additionally, we adopted a plan to reduce the number of units held in inventory in order to focus on higher margin titles and improve the operating efficiency of the business. We also sold certain assets of our U.S. based distribution business to the third party logistics management solutions provider.

During our annual goodwill impairment test we determined that goodwill attributed to our distribution reporting unit was impaired due to a decline in the retail environment in 2009 and its impact on our outlook for our distribution reporting unit. For the fiscal year ended October 31, 2009, we recorded a goodwill and intangible impairment charge of $14.8 million related to our distribution segment.

Intellectual Property

Our business is highly dependent on the creation, acquisition, licensing and protection of intellectual property. Some of the intellectual property rights we have created or acquired for our internally-owned portfolio of brands are: Agent, BioShock, Bully, Carnival Games, Darkness, Grand Theft Auto, Mafia, Manhunt, Max Payne, Midnight Club, Railroad Tycoon, Red Dead, Rockstar Games Presents Table Tennis, Sid Meier's Civilization, Sid Meier's Pirates!, Sid Meier's Railroads!, Smuggler's Run, Spec Ops, and Top Spin. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Although we generally do not hold any patents, we obtain trademark and copyright registrations for many of our products.

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

Arrangements with Platform Manufacturers

We have entered into license agreements with Sony, Microsoft, Nintendo and Apple to develop and publish software in Australia, Europe and North America. We are not required to obtain any licenses from hardware manufacturers to develop titles for the PC.

Sony.    Sony Computer Entertainment, Inc. grants us the right and license to develop, market, publish and distribute software titles for the PS3, PS2 and PSP. We are required to submit products to Sony for approval and to make royalty payments to Sony based on the number of units manufactured or revenue from downloaded content. In addition, products for the PS3, PS2 and PSP are required to be manufactured by Sony.

Microsoft.    Under the terms of the license agreements that we have entered into with Microsoft Corporation and its affiliates, Microsoft granted us the right and license to develop, market, publish and distribute software titles for the Xbox 360. The agreements require us to submit products to Microsoft for approval and for us to make royalty payments to Microsoft based on the number of units manufactured or revenue from downloaded content. In addition, products for the Xbox 360 are required to be manufactured by Microsoft approved manufacturers.

Nintendo.    Under the terms of the license agreements that we have entered into with Nintendo Co., Ltd. and its affiliates, Nintendo granted us the right and license to develop, market, publish and distribute software for Nintendo's Wii, GameCube, DS and GBA. The agreements require us to submit products to Nintendo for approval and for us to make royalty payments to Nintendo based on the number of units manufactured. In addition, products for such platforms are required to be manufactured by Nintendo.

Apple.    Under the terms of the license agreements that we have entered into with Apple and Apple Subsidiaries, Apple granted us the right and license to develop applications for the iPhone and iPod touch. The agreements require us to submit products to Apple for approval and for us to pay commissions based on prices paid by end users.

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

Sales

We sell software titles to retail outlets in North America, Europe and Asia through direct relationships with large retail customers and third party distributors. Our customers in North America include leading mass merchandisers such as Wal-Mart; specialty retailers such as GameStop; video stores such as Blockbuster; electronics stores such as Best Buy; toy stores such as Toys "R" Us; national and regional drug stores; and supermarket and discount store chains. Our European customers include Media Markt, Game Group, and GEM Distribution. We have sales operations in the Asia-Pacific region, Australia, Austria, Canada, France, Germany, Italy, the Netherlands, New Zealand, Spain, Switzerland, the United Kingdom and the United States.

We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers in fiscal 2009 accounted for approximately 48.0% of our net revenue, with Wal-Mart, GameStop and Best Buy accounting for 14.2%, 14.0% and 10.0%, respectively. No other customer accounted for more than 10.0% of our net revenue for the year ended October 31, 2009.

We also digitally distribute our titles, downloadable content and micro transactions direct to consoles, PCs, and communications devices. While digital distribution is a growing business for our industry and company, we continue to view packaged goods and traditional retailers as being the primary channel for the sale of our products for the foreseeable future.

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

  •
  Stimulating continued sales by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price concessions may occur at any time in a product's life cycle, but typically occur three to nine months after a product's initial launch. In fiscal 2009, 2008 and 2007, price concessions to retailers amounted to $68.2 million, $52.3 million and $68.1 million, respectively. In certain international markets, we also provide volume rebates to stimulate continued product sales.

We also employ various other marketing methods designed to promote consumer awareness, including in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, as well as attendance at trade shows. We employ separate sales forces for our publishing and distribution operations. As of October 31, 2009, we had a sales and marketing staff of 258 people.

Our products generally sell at retail prices ranging from $19.99 to $59.99 in North America. Products designed for the iPhone and iPod touch generally sell at retail prices ranging from $4.99 to $9.99 in North

America. Products that are designated Sony's Greatest Hits (for PS3, PS2 and PSP) and Microsoft's Platinum Hits (for Xbox 360) generally sell at prices ranging from $19.99 to $29.99 in North America.

Product Procurement and Distribution

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

We distribute our own titles as well as software, hardware and accessories developed by others in North America through our Jack of All Games subsidiary. The products we distribute consist principally of newly released and popular software titles, budget and catalog software titles, and hardware for third party console, handheld and PC products. Both of our Jack of All Games subsidiaries, based in Ohio and Canada, outsource the pick, pack, ship and warehousing functions while maintaining sales offices. We generally ship products by common carrier. Backlog is not material to our business as we generally ship products within seven days after receipt of orders.

Competition

In our publishing business, we compete with:

  •
  Companies that range in size and cost structure from very small with limited resources to very large companies with greater financial, marketing and technical personnel and other resources than ours, including Activision Blizzard, Electronic Arts and THQ, and international companies, such as Capcom, Square Enix, Konami, Namco-Bandai, SEGA and Ubisoft.

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

Competition in the entertainment software industry is based on innovation, features, playability, and product quality; brand name recognition; compatibility with popular platforms; access to distribution channels; price; marketing; and customer service. Our business is driven by hit titles, which require increasing budgets for development and marketing. Competition for our titles is influenced by the timing of competitive product releases and the similarity of such products to our titles and may result in loss of shelf space or a reduction in sell-through of our titles at retail stores.

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

Economic Environment and Retailer Performance.    We continue to monitor the adverse changes in economic conditions which may have unfavorable impacts on our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. The unfavorable economic environment has impacted several of our customers, and is expected to continue to do so during fiscal 2010. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Our business is also negatively impacted by the actions of certain of our large customers, who sell used copies of our games, which reduces demand for new copies of our games. We have begun to offer downloadable episodes for certain of our titles, which require the user to have a copy of the original game. While this may serve to reduce some used game sales, we expect sales of used games to continue to increase.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net revenue. For fiscal 2009, 2008 and 2007, approximately 32.5%, 40.7% and 31.3%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. See Notes 1 and 15 to the Consolidated Financial Statements.

Segment and Geographic Information

See Note 15 to the Consolidated Financial Statements for more information regarding our reportable segments.

Employees

As of October 31, 2009, we had 2,263 full-time employees, of which 1,125 were employed outside of the United States. None of our employees are subject to collective bargaining agreements. We consider our relations with employees to be satisfactory.

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

Risks relating to our business

We are dependent on the future success of our Grand Theft Auto products and we must continue to publish "hit" titles or sequels to such "hit" titles in order to compete successfully in our industry.

Grand Theft Auto and certain of our other titles are "hit" products and have historically accounted for a substantial portion of our revenue. If we fail to continue to develop and sell new commercially successful "hit" titles or sequels to such "hit" titles or experience any delays in product releases or disruptions following the commercial release of our "hit" titles or their sequels, our revenue and profits may decrease substantially and we may incur losses. For the years ended October 31, 2009, 2008 and 2007, our Grand Theft Auto titles accounted for 30.6%, 46.2% and 13.1% of our net revenue, respectively, and our 10 best selling titles accounted for approximately 47.1%, 64.2% and 26.6% of our net revenue, respectively. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value (such as pay-for-play or subscription-based models), or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline.

We are subject to product development risks which could result in delays and additional costs, and we must adapt to changes in software technologies.

We depend on our internal development studios and third party software developers to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles generally ranges from 12 to more than 24 months, and our top-selling titles could take up to three years or longer to develop. Development times and costs of current generation software have increased substantially as a result of the additional and enhanced features available in the newest games. Further, after development of a product it may take between 9 and 12 additional months to develop the product for other hardware platforms. If our third party software developers experience unanticipated development delays, financial difficulties or additional costs we will not be able to release titles according to our schedule and at budgeted costs. Certain of our licensing and marketing agreements also contain provisions that would impose penalties if we fail to meet agreed upon game release dates. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products.

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

The market for video games is characterized by short product lives and frequent introductions of new products. New products may not achieve significant market acceptance, generate sufficient sales or be introduced in a timely manner to permit us to recover development, manufacturing and marketing costs associated with these products. The life cycle of a title generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because revenue associated with an initial product launch generally constitutes a high percentage of the total revenue associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our operating results and cause our operating results to be materially different from our expectations.

Our business is subject to the continued popularity of current generation video game platforms and our ability to develop commercially successful products for these platforms.

We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PlayStation 3 and PSP, Microsoft's Xbox 360 and Nintendo's Wii and DS. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

If the average price of our prior generation software titles continues to decline or if we are unable to sustain launch pricing on current generation titles, our operating results may suffer.

The interactive entertainment software and hardware industry is characterized by the introduction of new and enhanced generations of products and evolving industry standards. Current generation titles for the PS3, Xbox 360 and Wii have been offered at premium retail prices since the launch of such consoles. We expect to continue to price current generation titles at a premium level. However, circumstances may arise in which we may need to reduce prices for such titles. For example, the current economic downturn has reduced consumer demand and some of our competitors have temporarily dropped and may continue to drop the pricing of their games for promotional purposes. In addition, retailers have been increasingly funding their own promotional pricing programs. Continued promotional pricing could require us to reduce prices on our current generation titles. If we are unable to sustain launch pricing on these current generation titles, it will have a material adverse effect on our margins, profitability and operating results.

Consumer demand for software for prior generation platforms has declined as newer and more advanced hardware platforms achieve market acceptance. Consequently, pricing for prior generation titles across the industry has declined and we expect it to continue to decline. Furthermore, prior generation titles may be subject to price reductions earlier in their product life cycles than we experienced in prior years. As a result, we have reduced prices for our prior generation software titles and we expect to continue to reduce prices for such software titles, which will have a negative impact on our operating results. These changes may cause the value of our inventory to decline substantially or to become obsolete.

We depend on our key management and product development personnel.

Our continued success will depend to a significant extent on our senior management team and our relationship with ZelnickMedia. Our Executive Chairman, Chief Executive Officer and an Executive Vice President are partners of ZelnickMedia. We are also highly dependent on the expertise, skills and knowledge of certain of our Rockstar employees responsible for content creation and development of our Grand Theft Auto titles and titles based on other brands. Although we entered into employment agreements with members of the creative team of our Rockstar Games publishing label, we may not be able to continue to retain these personnel at current compensation levels, or at all.

The loss of the services of our executive officers, ZelnickMedia or our key Rockstar employees could significantly harm our business. In addition, if one or more key employees were to join a competitor or form a competing company, we may lose additional personnel, experience material interruptions in product development, delays in bringing products to market and difficulties in our relationships with licensors, suppliers and customers, which would significantly harm our business. Failure to continue to attract and retain other qualified management and creative personnel could adversely affect our business and prospects.

The recent decline in consumer spending and other adverse changes in the economy have negatively affected our business and any further declines in consumer spending or other adverse changes in the economy could have a material adverse impact on our business and operating results.

Most of our products involve discretionary spending on the part of consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles as consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. As a result of the current national and global economic downturn, overall consumer spending has declined and retailers globally have taken a more conservative stance in ordering game inventory. Continued adverse economic conditions such as a prolonged U.S. or international general economic downturn, including periods of increased inflation, unemployment levels, tax rates, interest rates, energy prices or declining consumer confidence could also reduce consumer spending. Reduced consumer spending has and may continue to result in reduced demand for our products and may also require increased selling and promotional expenses, which has had and may continue to have an adverse impact on our business, financial condition and operating results. Furthermore, uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse impact on our financial condition and operating results. If economic conditions worsen, our business, financial condition and operating results could be adversely affected.

Our quarterly operating results are dependent on the release of "hit" titles and are highly seasonal which may cause our quarterly operating results to fluctuate significantly.

We have experienced and may continue to experience wide fluctuations in quarterly operating results. The release of a "hit" title typically leads to a high level of sales during the first few months after introduction followed by a rapid decline in sales. In addition, the interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter (our fourth and first fiscal quarters), due primarily to increased demand for games during the holiday season. Demand for and sales of our sports titles are also seasonal in that they are typically released just prior to the start of the sport season which they depict. Our failure or inability to produce "hit" titles or introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business and operating results. The uncertainties associated with software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations.

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

We are exposed to the risk of product returns and price concessions with respect to our customers. Our distribution arrangements with customers generally do not give them the right to return titles to us or to cancel firm orders. However, we sometimes accept product returns from our distribution customers for stock balancing and negotiate accommodations for customers, which include credits and returns, when demand for specific products falls below expectations. We accept returns and grant price concessions in connection with our publishing arrangements and revenue is recognized after deducting estimated reserves for returns and price concessions. While we believe that we can reliably estimate future returns and price concessions, if return rates and price concessions for our products exceed our reserves, our revenue could decline.

Increased sales of used video game products could lower our sales.

Certain of our larger customers sell used video games, which are generally priced lower than new video games. If our customers continue to increase their sales of used video games, it could negatively affect our sales of new video games and have an adverse impact on our operating results.

A limited number of customers account for a significant portion of our sales. The loss of a principal customer could seriously hurt our business.

A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers accounted for approximately 48.0%, 40.2% and 51.1% of our net revenue for the years ended October 31, 2009, 2008 and 2007, respectively, with Wal-Mart, GameStop and Best Buy accounting for 14.2% and 14.0% and 10.0%, respectively, of net revenue for the year ended October 31, 2009. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over), could materially adversely affect our business and operating results. Furthermore, our customers may also be placed into bankruptcy, become insolvent or be liquidated due to the current economic downturn, the global contraction of credit or for other factors. Bankruptcies or consolidations of certain large retail customers could seriously hurt our business, including as a result of uncollectible accounts receivable from such customers and the concentration of purchasing power among remaining large retailers.

If our marketing and advertising efforts fail to resonate with our customers, our business and operating results could be adversely affected.

Our products are marketed worldwide through a diverse spectrum of advertising and promotional programs such as television and online advertising, print advertising, retail merchandising, website development and event sponsorship. Our ability to sell our products and services is dependent in part on the success of these programs. If the marketing for our products and services fails to resonate with our customers, particularly during the holiday season or other key selling periods, or if advertising rates or other media placement costs increase, these factors could have a material adverse impact on our business and operating results.

We rely on a primary distribution service provider for a significant portion of our products and the failure of this service provider to perform as expected could harm our operating results.

We sell our products to our customers in the United States primarily through a distribution service provider, Ditan Distribution, LLC. Ditan provides shipping, receiving, warehouse management and related functions. If Ditan does not perform these services in a satisfactory manner, or if we desire or are required to replace Ditan as our primary distributor and are unable to do so, our sales and operating results could suffer.

The interactive entertainment software industry is highly competitive both for our publishing and distribution operations.

We compete for both licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. We also compete with domestic game publishers, such as Electronic Arts, Activision Blizzard and THQ and international publishers, such as Capcom, Square Enix, Konami, Namco-Bandai, SEGA and Ubisoft. As our business is dependent upon our ability to develop hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel and other resources than we do and are able to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties. Our titles also compete with other forms of entertainment, such as motion pictures, television and audio and video products featuring similar themes, online computer programs and other entertainment, which may be less expensive or provide other advantages to consumers.

Our distribution business also operates in a highly competitive environment. Competition is based primarily on breadth, availability and quality of product lines; price; terms and conditions of sale; credit terms and availability; speed and accuracy of delivery; and effectiveness of sales and marketing programs.

Our competitors include regional, national and international distributors, as well as hardware manufacturers and software publishers. We may lose market share or be forced in the future to reduce our prices in response to our competitors. Our distribution business has been adversely affected by lower sales volume of software titles, the availability of certain hardware products and increased competition in the value software market.

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

Our success depends on our ability to continually identify and develop new titles on a timely basis. We rely on third party software developers for the development of some of our titles. Quality third party developers are continually in high demand. Software developers who have developed titles for us in the past may not be available to develop software for us in the future. Due to the limited number of third party software developers and the limited control that we exercise over them, these developers may not be able to complete titles for us on a timely basis or within acceptable quality standards, if at all. We have entered into agreements with third parties to acquire the rights to publish and distribute interactive entertainment software as well as to use licensed intellectual properties in our titles. These agreements typically require us to make development payments, pay royalties and satisfy other conditions. Our development payments may not be sufficient to permit developers to develop new software successfully, which could result in material delays and significantly increase our costs to bring particular products to market. Software development costs, promotion and marketing expenses and royalties payable to software developers and third party licensors have increased significantly in recent years and reduce potential profits derived from sales of our software. Future sales of our titles may not be sufficient to recover development payments and advances to software developers and licensors, and we may not have adequate financial and other resources to satisfy our contractual commitments to such developers. If we fail to satisfy our obligations under agreements with third party developers and licensors, the agreements may be terminated or modified in ways that are burdensome to us, and have a material adverse affect on our financial condition and operating results.

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

Our platform licensors control the fee structures for online distribution of our games on their platforms.

Certain platform licensors have retained the right to change the fee structures for online distribution of both paid content and free content (including patches and corrections) on their platforms. Each licensor's ability to set royalty rates makes it difficult for us to forecast our costs. Increased costs could negatively impact our operating margins. We may be unable to distribute our content in a cost-effective or profitable manner through this distribution channel, which could adversely impact our business and results of operations.

We submit our products for rating by the Entertainment Software Rating Board ("ESRB") in the United States and other voluntary or government ratings organizations in foreign countries. Failure to obtain a target rating for certain of our products could negatively impact our ability to distribute and sell those games, as could the re-rating of a game for any reason.

We voluntarily submit our game products to the ESRB, a U.S.-based non-profit and independent ratings organization. The ESRB system provides consumers with information about game content using a rating symbol that generally suggests the appropriate player age group and specific content descriptors, such as graphic violence, profanity or sexually explicit material. The ESRB may impose significant penalties on game publishers for violations of its rules related to rating or marketing games, including revocation of a rating or monetary fines up to $1 million. Other countries require voluntary or government backed ratings as prerequisites for product sales. In some instances, we may have to modify our products in order to market them under the target rating, which could delay or disrupt the release of our products. In addition, some of our titles may not be sold at all or without extensive edits in certain countries, such as Germany.

In the United States, if the ESRB rates a game as "AO" (age 18 and older), platform licensors may not certify the game and retailers may refuse to sell it. In addition, some consumers have reacted to re-ratings or controversial game content by refusing to purchase such games, demanding refunds for games that they had already purchased, and refraining from buying other games published by us. Many of our Rockstar titles and certain of our 2K Games titles have been rated "M" (age 17 and older) by the ESRB. If we are unable to obtain "M" ratings and instead receive "AO" ratings on future versions of those or similar titles as a result of changes in the ESRB's ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected. If any of our games are re-rated by the ESRB or other foreign based ratings organizations, we could be exposed to litigation, administrative fines and penalties and other potential liabilities, and our operating results and financial condition could be significantly impacted.

We have implemented processes to comply with the requirements of the ESRB and other ratings organizations and properly display the designated rating symbols and content descriptions. Nonetheless, these processes are subject to human error, circumvention, overriding and reasonable resource constraints. If a video game we published were found to contain undisclosed pertinent content, the ESRB could re-rate a game, retailers could refuse to sell it and demand that we accept the return of any unsold copies or returns from customers, and consumers could refuse to buy it or demand that we refund their money. This could have a material negative impact on our operating results and financial condition. In addition, we may be exposed to litigation, administrative fines and penalties and our reputation could be harmed, which could impact sales of other video games we sell. If any of these consequences were to occur, our business and financial performance could be significantly harmed.

Content policies adopted by retailers, consumer opposition and litigation could negatively impact sales of our products.

Retailers may decline to sell interactive entertainment software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses. If retailers decline to sell our products based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material or other generally objectionable content, or if any of our previously "M" rated series products are rated "AO," we might be required to significantly change or discontinue particular titles or series, which in the case of our best selling Grand Theft Auto titles could seriously affect our business. Consumer advocacy groups have opposed sales of interactive entertainment software containing objectionable themes, violence or sexual material or other objectionable content by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. Additionally, although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have generally been unsuccessful in the courts, claims of this kind have been asserted against us from time to time and may be asserted and be successful in the future.

Our business and products are subject to potential legislation. The adoption of such proposed legislation could limit the retail market for our products.

Several proposals have been made for federal legislation to regulate our industry. Such proposals seek to prohibit the sale of products containing content included in some of our games. If any such proposals are enacted into law, it may limit the potential market for some of our games in the United States, and adversely affect our operating results. Other countries, such as Germany, have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current United States laws. In the United States, proposals have also been made by numerous state legislators to regulate and prohibit the sale of interactive entertainment software products containing certain types of violent or sexual content to under 17 or 18 audiences. While such legislation to date has been enjoined by industry and retail groups, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for some of our games.

We may need to raise additional capital if we continue to incur losses.

We incurred losses in the year ended October 31, 2009, and we may continue to incur losses. If we incur losses in the future, we may be required to raise additional capital in order to fund our operations. We could seek to raise capital in a number of ways, including through the issuance of debt or equity, or through other financing arrangements. During the year ended October 31, 2007, we entered into a senior secured line of credit agreement (and expanded the line of credit in November 2007), which requires us to make periodic interest or other debt service payments. In addition, during the year ended October 31, 2009 we issued convertible senior notes, which require us to make periodic interest payments to the holders of the convertible senior notes. If we borrow additional funds, further debt service payments would probably be necessary. In addition, the terms of additional debt may impose significant restrictions on our ability to operate our business. If we seek financing through the sale of equity or equity-based securities (such as our convertible senior notes), our current stockholders will suffer dilution in their percentage ownership of common stock. We cannot be certain as to our ability to raise additional capital in the future or under what terms capital would be available, particularly in light of the current economic downturn which has, among other consequences, led to the depression of stock prices and the tightening of credit. If we need to raise capital and are not successful in doing so, we will have to consider other options that may include, but are not limited to, a reduction in our expenditures for internal and external new product development, reductions in overhead expenses, and sales of intellectual property and other assets. These actions, should they become necessary, will likely result in a reduction in the size of our operations and could materially affect the prospects of our business.

Continued turmoil in the credit markets may affect our ability to raise additional capital.

Ongoing turmoil in the credit markets may make it difficult for us to obtain financing, on acceptable terms or at all, for working capital, capital expenditures, acquisitions and other investments. Liquidity in credit markets has contracted significantly, making terms for certain financings less attractive. These difficulties could adversely affect our operations and financial performance.

We are subject to risks and uncertainties of international trade, including fluctuations in the values of local foreign currencies against the dollar.

Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. We have also recently expanded our Asian operations in an effort to increase our geographical scope and diversify our revenue base. Sales in international markets accounted for approximately 32.5%, 40.7% and 31.3%, respectively, of our net revenue for the years ended October 31, 2009, 2008 and 2007, respectively. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.

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

As a result of intense price competition, the gross margins in our distribution business have historically been narrow and may continue to be narrow in the future. Accordingly, slight variations in operating costs and expenses could result in losses in our distribution business from period to period.

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

If we acquire or invest in other businesses, intellectual properties or other assets, we may be unable to integrate them with our business, our financial performance may be impaired and/or we may not realize the anticipated financial and strategic goals for such transactions.

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

Many of our products are based on or incorporate intellectual property owned by others. For example, our 2K Sports products include rights licensed from major sports leagues and players' associations. Similarly, some of our other titles are based on licenses of popular entertainment products. Competition for these licenses is intense. If we are unable to maintain these licenses or obtain additional licenses on reasonable economic terms or with significant commercial value, our revenue and profitability could decline significantly. Competition for these licenses may also increase the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs and adversely affect our profitability. In addition, on certain intellectual property licenses, we are subject to guaranteed minimum payments, royalties or standards of performance and may not be able to terminate these agreements prior to their stated expiration. If such licensed products do not generate revenues in excess of such minimum guarantees, our profitability will be adversely impacted.

We are subject to contractual covenants which place certain limitations on how we manage our business.

Our credit agreement and the indenture governing our convertible senior notes limit our ability to take various actions, including incurring additional debt, paying dividends, repurchasing shares and acquiring or disposing of assets or businesses. In addition, we have granted a security interest in connection with certain compensatory arrangements which limits our ability to incur senior debt in excess of certain amounts. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our credit agreement and the indenture also require us to satisfy specified financial and non-financial covenants. A breach of any of the covenants contained in our credit agreement could result in an event of default under the agreement and under the indenture governing our convertible senior notes and would allow our lenders and noteholders to pursue various remedies, including accelerating the repayment of any outstanding indebtedness.

Our involvement, and the involvement of some of our former executive officers, in a wide variety of lawsuits, investigations and proceedings has had, and may in the future have, a material adverse effect on us.

We and some of our former officers, directors and employees have recently been the subject of three separate governmental investigations and a substantial amount of litigation and other proceedings relating to the subject matter of those investigations. While most of these matters have been resolved, several remain outstanding. See "Item 3.—Legal Proceedings." These investigations, litigation and other proceedings have imposed significant costs on us, including professional fees, penalties and settlement costs, and the diversion of the time and attention of our management team.

Even if resolved favorably, the remaining litigation could continue to be time consuming and result in additional costs of the kind described above, any of which could adversely affect our business, operating results and financial condition. We also may be subject to heightened scrutiny in the future as a result of our historical legal proceedings, including an increased likelihood of a government investigation occurring and an increased likelihood that any such investigation is more extensive than in the past. Furthermore, any future fines, restrictions or other penalties imposed as a result of any such investigation may be more severe than those which may be imposed on a company without our history.

We may be required to record a significant charge to earnings if our goodwill becomes impaired.

We are required under generally accepted accounting principles to review our goodwill for impairment at least annually or more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating a requirement to reevaluate whether our goodwill continues to be recoverable, include a significant decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. This may adversely impact our operating results. During our fourth quarter of 2009, we recorded a charge of $14.8 million to our earnings due to the impairment of our goodwill and intangible assets, and there can be no assurance that we will not have a further impairment of our goodwill or intangible assets in the future.

Our reported financial results could be adversely affected by the application of existing or future accounting standards to our business as it evolves.

The frequency of accounting policy changes may continue to accelerate. For example, standards regarding software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. We expect that a significant portion of our games will be online-

enabled in the future, and we could be required to recognize the related revenue over an extended period of time rather than at the time of sale. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

Risks relating to our common stock

For purposes of this section "—Risks relating to our common stock," references to "the Company," "we," "our," and "us" refer only to Take-Two Interactive Software, Inc. and not to its subsidiaries.

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders.

We may issue equity or equity-based securities (such as our convertible senior notes) in the future in connection with acquisitions or strategic transactions, to adjust our ratio of debt to equity, including through repayment of outstanding debt, to fund expansion of our operations or for other purposes. To the extent we issue additional equity securities, the percentage ownership of our existing stockholders would be reduced.

Future sales or other issuances of our common stock could adversely affect its market price.

The sale of substantial amounts of our common stock could adversely impact its price. As of December 15, 2009, we had outstanding approximately 83,187,000 million shares of our common stock, options to purchase approximately 3,760,000 million shares of our common stock (of which approximately 3,161,000 million were exercisable as of that date) and warrants to purchase approximately 12,927,000 shares of our common stock. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline. The issuance of shares of our common stock upon conversion of our convertible senior notes could also adversely affect the price of our common stock.

Our stock price has been volatile and may continue to fluctuate significantly.

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us including those discussed in the risk factors in this section as well as others not currently known to us or that we currently do not believe are material, to changes in securities analysts' earnings estimates or ratings, to our results or future financial guidance falling below our expectations and analysts' and investors' expectations, to factors affecting the computer, software, entertainment, media or electronics industries, or to national or international economic conditions.

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

The convertible senior note hedge and warrant transactions entered into in connection with the offering of our convertible senior notes may affect the value of the notes and our common stock.

In connection with the offering of our convertible senior notes, we entered into convertible senior note hedge transactions which are expected to reduce the potential dilution upon conversion of the notes. However, we also entered into warrant transactions which could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants. In addition, the counterparties to the hedge and warrant transactions, and/or their respective affiliates, may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions at any time prior to the maturity of the notes (and are likely to do so during any observation period related to a conversion of notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the notes.

Delaware law, our charter documents and provisions of our debt agreements may impede or discourage a takeover, which could cause the market price of our shares to decline.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our Board has the power, without stockholder approval, to adopt a stockholder rights plan and/or to designate the terms of one or more series of preferred stock and issue shares of preferred stock. In addition, we may under certain circumstances involving a change of control, be obligated to repurchase all or a portion of our convertible senior notes and any potential acquirer would be required to assume our obligations related to any outstanding notes. We or any possible acquirer may not have available financial resources necessary to repurchase those notes. The ability of our Board to create and issue a new series of preferred stock and certain provisions of Delaware law, our certificate of incorporation and bylaws and the indenture governing our notes could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock and the value of any outstanding notes.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

Our principal executive offices are located at 622 Broadway, New York, New York in approximately 48,000 square feet of space under a lease expiring in 2012 for an annual rent of approximately $1.9 million. We also sublease an additional 16,000 square feet at this location under a lease expiring in fiscal 2010 for an annual rent of approximately $0.2 million.

Take-Two Interactive Software Europe, our wholly-owned subsidiary, leases 12,500 square feet of office space in Windsor, United Kingdom for an annual rent of approximately $0.6 million plus taxes and utilities, which expires in 2011. Rockstar North, our wholly-owned subsidiary, leases 42,000 square feet of office space in Edinburgh, Scotland, for an annual rent of approximately $3.2 million. That lease expires in 2014.

2K corporate offices and two development studios occupy approximately 61,000 square feet of leased office space in Novato, California. The lease provides for an annual rent of approximately $2.0 million and expires in 2013.

In addition, our other subsidiaries lease office space in Sydney and Canberra, Australia; Vienna, Austria; Mississauga, Toronto and Vancouver, Canada; Brno and Prague, Czech Republic; Paris, France; Munich, Germany; Breda, Netherlands; Madrid, Spain; Milan, Italy; Auckland, New Zealand; Geneva, Switzerland; London, Lincoln, and Leeds, United Kingdom; Newton, Singapore; Shanghai, China; and in the United States Camarillo, San Diego, and Northridge, California; Hunt Valley, Maryland; Andover and Quincy, Massachusetts; Cincinnati, Ohio; Austin, Texas and Bellevue, Washington; for an aggregate annual rent of approximately $8.3 million.

Item 3.    Legal Proceedings

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries as described below in this section. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, financial condition, results of operations or cash flows. We have appropriately accrued amounts related to certain legal and other proceedings discussed below. While there is a possibility that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material. In addition to the matters described herein, we are, or may become, involved in routine litigation in the ordinary course of business which we do not believe to be material to our business, financial condition, results of operations or cash flows.

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

Securities Class Action—Grand Theft Auto: San Andreas and Option Backdating.    In February and March 2006, four purported class action complaints were filed against us and certain of our then current and former officers and directors in the SDNY Court. The actions were consolidated, and in April 2007 the lead plaintiffs filed a consolidated second amended complaint which contained allegations related to purported "hidden content" contained in Grand Theft Auto: San Andreas and the backdating of stock options, including the investigation thereof conducted by the Special Litigation Committee of the Board of Directors and the restatement of our financial statements relating thereto. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. The lead plaintiffs sought unspecified compensatory damages and costs including attorneys' fees and expenses. In April 2008, the Court dismissed, with leave to amend, all claims as to all defendants relating to Grand Theft Auto: San Andreas and certain claims as to our former CEO, CFO and certain director defendants relating to the backdating of stock options. In September 2008, the lead plaintiff filed a third amended consolidated complaint seeking to reinstate these claims which we opposed. On August 31, 2009, we entered into a memorandum of understanding with the lead plaintiffs to comprehensively settle all claims asserted by them against us, our Rockstar Games subsidiary and all of the current and former officers and directors named in the actions. Under the terms of the proposed settlement, we will pay approximately $20.1 million into a settlement fund for the benefit of class members, approximately

$15.3 million of which will be paid by our insurance carriers and the balance of approximately $4.8 million has previously been accrued for in our financial statements. In addition to the payment to the settlement fund, we will also supplement the substantial changes that we have already implemented in our corporate governance policies and practices. The proposed settlement is subject to the completion of final documentation and preliminary and final approval by the SDNY Court. Neither we, our subsidiary nor any of the individuals admit any wrongdoing as part of the proposed settlement agreement

St. Clair Derivative Action.    In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the SDNY Court against us, as nominal defendant, and certain of our directors and certain former officers and directors. Certain of the factual allegations in this action are similar to those in the securities class action described above. The plaintiff asserts that certain defendants breached their fiduciary duty by selling their stock while in possession of certain material non-public information and that we violated Section 14(a) of the Exchange Act and Rule 14a-9 thereunder by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. The plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold our stock, unspecified compensatory damages with interest and its costs in the action. In March 2007, the Special Litigation Committee moved to dismiss the complaint based on, among other things, the Committee's conclusion that "future pursuit of this action is not in the best interests of Take-Two or its shareholders." In August 2007, the plaintiff filed an Amended Derivative and Class Action Complaint alleging, among other things, that defendants breached their fiduciary duties in connection with the issuance of proxy statements from 2001 through 2005. In September 2007, the Special Litigation Committee moved to dismiss the Amended Complaint or to consolidate certain of its claims with the securities class action. In July 2008, the Court dismissed all claims against us and all claims against all defendants that arose out of the plaintiff's derivative claims. The Court expressly did not determine whether these claims would entitle the putative class to monetary damages, but invited briefs from the individual defendants on this point. In October 2008, these individuals moved to dismiss the remaining claims against them. Briefing was concluded as of January 16, 2009, and the matter is now pending before the Court.

Derivative Action—Option Backdating.    In July and August 2006, shareholders Richard Lasky and Raeda Karadsheh filed purported derivative actions in the SDNY Court against us, as nominal defendant, and certain of our directors and certain former officers and directors. These actions were consolidated in November 2006 and the plaintiffs filed a consolidated complaint in January 2007, which focused exclusively on our historical stock option granting practices, alleging violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity-based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. These matters were referred to the Special Litigation Committee, which moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and Board of Directors. On April 21, 2009, the Court granted the Special Litigation Committee's motion in its entirety, dismissing all claims against all named defendants except Ryan A. Brant, James David, Larry Muller, and Kelly G. Sumner, and assigning those remaining claims to the Company as the sole party plaintiff. On June 15, 2009, the former shareholder plaintiffs applied for the entry of final judgment in order to permit the immediate appeal of the Court's April 21, 2009 order dismissing certain defendants and terminating the former shareholder plaintiffs from consolidated action. The shareholder plaintiffs' request for the entry of judgment is pending before the Court. On June 15, 2009, as directed by the Court, the Company filed an amended complaint against the remaining defendants in the suit. Those defendants have since moved to dismiss the Company's amended complaint.

Strickland et al. Personal Injury Action.    In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against us, Sony Computer Entertainment America Inc., Sony Corporation of America, Wal-Mart, GameStop and Devin Moore, alleging under Alabama's manufacturers' liability and wrongful death statutes, that our video games resulted in "copycat violence" that caused the deaths of Messrs. Strickland, Crump and Mealer by Mr. Moore. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600.0 million. In April 2006, the plaintiffs amended the complaint to add a claim for civil conspiracy. Our motion to dismiss that claim is pending, but there currently is no scheduling order in effect. At our request, the Court held an evidentiary hearing on October 30, 2008 to consider the exclusion of certain expert testimony and a second hearing was held on December 18, 2008. On July 29, 2009, the Court entered an order excluding the expert testimony and granting summary judgment to the Company. Plaintiff Steve Strickland filed a Notice of Appeal on August 10, 2009. We believe that the claims are without merit and that this action is similar to lawsuits brought and dismissed by courts in other jurisdictions.

We intend to vigorously defend all of the above pending matters and, with respect to the derivative actions, we have been advised that the individual defendants will vigorously defend such actions.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol "TTWO." The following table sets forth, for the periods indicated, the range of the high and low sale prices for our common stock as reported by NASDAQ.

	High	Low
Year Ended October 31, 2009
First Quarter	$13.03	$6.84
Second Quarter	9.94	5.56
Third Quarter	10.01	7.52
Fourth Quarter	12.57	9.19
Year Ended October 31, 2008
First Quarter	$19.45	$13.53
Second Quarter	27.61	15.50
Third Quarter	27.95	22.70
Fourth Quarter	25.75	10.81

The number of record holders of our common stock was 92 as of December 17, 2009.

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

Stock Performance Graph

The following line graph compares, from October 31, 2004 through October 31, 2009, the cumulative total stockholder return on our common stock with the cumulative total return on the stocks comprising the NASDAQ Composite Index and the stocks comprising a peer group index consisting of Activision Blizzard, Inc., Electronic Arts, Inc. and THQ Inc. The comparison assumes $100 was invested on October 31, 2004 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Take-Two Interactive Software, Inc., The NASDAQ Composite Index and a Peer Group

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
October 2009

*
$100 invested on October 31, 2004 in stock or index-including reinvestment of dividends.

	October 31,
	2004	2005	2006	2007	2008	2009
Take-Two Interactive Software, Inc	100.00	93.99	63.69	85.49	54.00	49.94
NASDAQ Composite-Total Returns	100.00	108.15	121.64	148.10	89.88	107.94
Peer Group	100.00	137.41	132.17	159.45	84.93	70.74

Item 6.    Selected Financial Data

The following tables present selected financial data for the five years ended October 31, 2009 (in thousands, except per share data):

	Years Ended October 31,
STATEMENT OF OPERATIONS DATA:	2009	2008	2007	2006(1)	2005(2)
Net revenue	$968,488	$1,537,530	$981,791	$1,037,840	$1,201,220
Cost of goods sold	717,826	988,695	735,034	825,476	786,378

Gross profit	250,662	548,835	246,757	212,364	414,842

Selling and marketing	148,624	167,380	130,652	139,250	156,668
General and administrative	135,127	171,440	150,432	156,191	125,976
Research and development	63,748	63,929	48,455	64,258	73,724
Business reorganization and related	—	4,478	17,467	—	—
Impairment of goodwill and long-lived assets	14,754	—	—	15,608	—
Depreciation and amortization	18,623	25,755	27,449	26,399	22,016

Total operating expenses	380,876	432,982	374,455	401,706	378,384

Income (loss) from operations	(130,214)	115,853	(127,698)	(189,342)	36,458

Net income (loss)	$(137,930)	$97,097	$(138,406)	$(184,889)	$35,314

Earnings (loss) per share:
Basic	$(1.80)	$1.29	$(1.93)	$(2.60)	$0.51
Diluted	$(1.80)	$1.28	$(1.93)	$(2.60)	$0.50
Weighted average shares outstanding:
Basic	76,815	75,039	71,860	71,012	69,859
Diluted	76,815	75,943	71,860	71,012	70,882

	As of October 31,
BALANCE SHEET DATA:	2009	2008	2007	2006	2005
Cash and cash equivalents	$102,083	$280,277	$77,757	$132,480	$107,195
Working capital	273,931	358,355	186,362	281,327	365,878
Total assets	1,008,571	1,083,352	831,143	868,806	935,220
Long-term debt	138,000	70,000	18,000	—	—
Total liabilities	502,439	468,234	359,989	318,414	249,390
Stockholders' equity	506,132	615,118	471,154	550,392	685,830

(1)
Net income (loss) includes a $63.5 million charge to income tax expense for an increase in our valuation allowance for deferred tax assets, reflecting uncertain realization of future tax deductions.

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share amounts)

Overview

Our Business

We are a global publisher, developer and distributor of interactive entertainment software and hardware. Our publishing business consists of our wholly-owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. We develop, market and publish software titles for the leading gaming and entertainment hardware platforms including: Sony's PlayStation®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems; Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") video game and entertainment system; Nintendo's Wii™ ("Wii") and DS™ ("DS") systems; and for the PC and Games for Windows®. We also selectively develop and publish titles for digital distribution via Sony's PlayStation® Network ("PSN") and Microsoft's Xbox LIVE® Marketplace ("Xbox LIVE") and Xbox LIVE® Arcade ("XBLA"), as well as digitally offer our PC titles through online download stores and services such as Steam. We have also begun to develop and publish titles for the iPhone™ and iPod® touch. The global installed base for the prior generation of platforms, including PS2 and DS ("prior generation platforms") is substantial. The release of the PS3, Xbox 360, and Wii platforms ("current generation platforms") has further expanded the video game software market. We are continuing to increase the number of titles released on the current generation platforms while also developing titles for certain prior generation platforms such as PS2 and DS given their significant installed base, as long as we believe it is economically attractive to do so. Our distribution business, which consists of our Jack of All Games subsidiary, distributes our products as well as software, hardware and accessories produced by others to retail outlets in North America. We have pursued a strategy of capitalizing on the widespread market acceptance of interactive entertainment, as well as the growing popularity of innovative action, adventure, racing, role-playing, sports and strategy games that appeal to the expanding demographic of video game players.

We endeavor to be the most creative, innovative and efficient company in our industry. Our strategy is to capitalize on the interactive entertainment market, particularly the expanding demographics of video game players, and focus on creating premium quality games and successful franchises for which we can create sequels. We develop most of our frontline products internally and own the intellectual property associated with most of our titles, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, racing, role-playing, sports and strategy. We believe that our commitment to creativity and innovation is a distinguishing strength, allowing us to differentiate many of our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands to match the variety of consumer demographics we aspire to serve, ranging from adults to children and game enthusiasts to casual gamers.

Revenue in our publishing business is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third parties. Operating margins in our publishing business are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. We have internal development studios located in Australia, Canada, China, the Czech Republic, the United Kingdom and the United States.

We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category by leveraging our existing franchises as well as developing new brands, including Agent. Rockstar continues to expand on our established franchises by releasing sequels as well as offering downloadable episodes and content. The critically acclaimed Grand Theft Auto: Chinatown Wars from Rockstar Leeds, the winner of the 2009 Develop Award for Best Handheld Game Studio, is expected to be released next year onto mobile platforms for the iPhone and iPod touch. Rockstar is also well known for developing brands in other genres, including Bully, Manhunt, Max Payne and Red Dead franchises, and introduced a new brand in the music genre this fall with Rockstar Games and Timbaland present Beaterator.

2K Games has published a variety of popular entertainment properties across multiple genres and platforms and we expect them to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. 2K Games also expanded the Sid Meier's Civilization series by releasing Sid Meier's Civilization® Revolution™ onto mobile platforms for the iPhone and iPod touch. 2K Games expects to further expand upon the Civilization franchise by introducing Civilization® Network™ exclusively on Facebook in calendar 2010. 2K Games has externally developed titles that have included The Darkness™ and The Elder Scrolls IV: Oblivion®, and released the externally developed title Borderlands™ in October 2009.

Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K and NHL 2K, provides annual revenue streams since they are generally published on a yearly basis. We develop most of our 2K Sports software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series, NHL 2K series, and our Top Spin tennis series. We develop certain of our 2K Sports titles using external studios, including our Major League Baseball arcade baseball series The BIGS™. 2K Sports has secured long-term, third party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media. In addition, 2K Sports has secured licensing agreements with the National Basketball Association (NBA) and the National Hockey League (NHL).

2K Play focuses on developing and publishing titles for the market of casual and family-friendly games. 2K Play titles are developed by both internal development studios and third party developers. Internally developed titles include Carnival Games and Birthday Party Bash. This year, 2K Play announced a new licensed casual and family-friendly, internally developed game, Ringling Bros. and Barnum & Bailey® Circus, which was released in November 2009. 2K Play also has a partnership with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer; Go, Diego, Go!; Ni Hao, Kai-lan and The Backyardigans. In 2009, 2K Play began to work with several small independent developers to publish casual gaming titles exclusively for XBLA, including Axel & Pixel and The Misadventures of P.B. Winterbottom. We expect family-oriented gaming to continue to be a component of our industry in the future.

We also have expansion initiatives in the Asia-Pacific markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. In 2009, 2K Sports secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia. At the same time, 2K Sports announced a partnership with Tencent Holdings Limited, one of China's leading online game operators, to co-develop and distribute NBA 2K Online in China.

Our distribution business, which is comprised of our Jack of All Games subsidiary, distributes our products as well as third party software, hardware and accessories to retail outlets primarily in North America. Revenue in our distribution business is derived from the sale of third party software titles, hardware and accessories in North America. Operating margins in our distribution business depend in large part on the mix of software and hardware sales, with software sales generally yielding higher margins than hardware.

In September 2008, we agreed to outsource the pick, pack, ship and warehousing functions for our publishing and distribution businesses to a third party logistics management solutions provider. Additionally, we adopted a plan to reduce the number of units held in inventory in order to focus on higher margin titles and improve the operating efficiency of the business. We also sold certain assets of our U.S. based distribution business to the third party logistics management solutions provider.

During our annual goodwill impairment test we determined that goodwill attributed to our distribution reporting unit was impaired due to a decline in the retail environment in 2009 and its impact on our outlook for our distribution reporting unit. For the fiscal year ended October 31, 2009, we recorded a goodwill and intangible impairment charge of $14.8 million related to our distribution segment.

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

Economic Environment and Retailer Performance.    We continue to monitor the adverse changes in economic conditions which have had unfavorable impacts on our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. The unfavorable economic environment has impacted several of our customers, and is expected to continue to do so during fiscal 2010. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Our business is also negatively impacted by the actions of certain of our large customers, who sell used copies of our games, which we believe reduces demand for new copies of our games. We have begun to offer downloadable episodes for certain of our titles, which require the user to have a copy of the original game. While this may serve to reduce some used game sales, we expect sales of used games to continue to impact our business.

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

International Operations.    Sales in international markets, primarily in Europe, have accounted for a significant portion of our revenue. We have also recently expanded our Asian operations in an effort to increase our geographical scope and diversify our revenue base. We are subject to risks associated with foreign trade, including credit risks and consumer acceptance of our products and our financial results may be impacted by fluctuations in foreign currency exchange rates.

Fiscal Year 2009 Releases

We released the following key titles in fiscal year 2009:

Title	Publishing Label	Internal or External Development	Platform(s)
First quarter ended January 31, 2009
Grand Theft Auto IV	Rockstar Games	Internal	PC
MLB® Front Office Manager	2K Sports	External	PS3, Xbox 360, Games for Windows
MLB® Superstars	2K Sports	External	Wii
Second quarter ended April 30, 2009
Don King Boxing	2K Sports	Internal	Wii, DS
Grand Theft Auto: Chinatown Wars	Rockstar Games	Internal	DS
Grand Theft Auto IV: The Lost and Damned (downloadable episode)	Rockstar Games	Internal	Xbox LIVE
Major League Baseball® 2K9	2K Sports	Internal	Multiple platforms
Midnight Club: Los Angeles—South Central (downloadable content)	Rockstar Games	Internal	PlayStation Network, Xbox LIVE
MLB® 2K9 Fantasy All-Stars	2K Sports	External	DS
Third quarter ended July 31, 2009
Birthday Party Bash	2K Play	Internal	Wii
Sid Meier's Civilization IV®: The Complete Edition	2K Games	Internal	Games for Windows
The BIGS™ 2	2K Sports	External	Multiple platforms
Fourth quarter ended October 31, 2009
Baseball Blast!®	2K Sports	External	Wii
Borderlands™	2K Games	External	PS3, Xbox 360, PC
Grand Theft Auto: Chinatown Wars	Rockstar Games	Internal	PSP, PlayStation Network
Grand Theft Auto: Episodes from Liberty City	Rockstar Games	Internal	Xbox 360
Grand Theft Auto: The Ballad of Gay Tony (downloadable episode)	Rockstar Games	Internal	Xbox LIVE
NBA® 2K10	2K Sports	Internal	Multiple platforms
NBA® 2K10: Anniversary Edition	2K Sports	Internal	PS3, Xbox 360
NBA® 2K10: Draft Combine (downloadable content)	2K Sports	Internal	Xbox LIVE, PlayStation Network
NHL® 2K10	2K Sports	Internal	Multiple platforms
Rockstar Games and Timbaland present Beaterator	Rockstar Games	Internal	PSP, PlayStation Network
Sid Meier's Civilization® Revolution™	2K Games	Internal	iPhone, iPod touch
The Stronghold™ Collection	2K Games	External	Windows PC

Product Pipeline

We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected/Actual Release Date
Ringling Bros. and Barnum & Bailey™	2K Play	Internal	Wii, DS	November 10, 2009
BioShock® 2	2K Games	Internal	PS3, Xbox 360, PC	February 9, 2010
Red Dead Redemption	Rockstar Games	Internal	PS3, Xbox 360	April 27, 2010
Mafia® II	2K Games	Internal	PS3, Xbox 360, PC	Fiscal year 2010
Major League Baseball® 2K10	2K Sports	Internal	Multiple platforms	Fiscal year 2010
Max Payne 3	Rockstar Games	Internal	PS3, Xbox 360, PC	Fiscal year 2010
NBA® 2K11	2K Sports	Internal	TBA	Fiscal year 2010

2009 Financial Summary

Our fiscal 2009 sales were led by titles from a variety of our top franchises, including Grand Theft Auto IV, Borderlands, NBA 2K10, Grand Theft Auto IV: Episodes from Liberty City and downloadable episodic contents Grand Theft Auto IV: The Lost & Damned and The Ballad of Gay Tony. However, our sales decreased from fiscal 2008 primarily because we did not have products to match the success of our April 2008 release of the critically acclaimed Grand Theft Auto IV.

In fiscal 2009, we continued to leverage advances in technology and consumer reach by introducing a variety of digital content. We released two downloadable episodes for Grand Theft Auto IV exclusively on Xbox LIVE® Marketplace ("Xbox LIVE"), Microsoft's online entertainment and gaming network, and downloadable content for Midnight Club: Los Angeles on Xbox LIVE and PlayStation®Network ("PSN"). We also released NBA 2K10: Draft Combine, a download-only experience on Xbox LIVE® Arcade ("XBLA") and PSN. We have also begun to develop and publish titles for the iPhone™ and iPod® touch, including Sid Meier's Civilization® Revolution™ which was released this year, and casual gaming titles exclusively for XBLA, including the launch of Axel & Pixel this fall.

The installed base of current generation hardware platforms continued to increase in 2009. As a result, we continued to make significant investments in current generation game development. We expect sales on the prior generation platforms to continue to decline because of the ongoing hardware transition and have therefore reduced the number of titles in development for these platforms. We have reduced pricing on several of our software titles for the prior generation platforms as the market for that generation continues to decline and the current generation hardware installed base grows.

In the first quarter of fiscal 2009, we announced a new incentive compensation program for the Rockstar Games label that was primarily based on a profit sharing arrangement and at the same time we entered into new long-term employment agreements with members of the creative team of our wholly-owned Rockstar Games label. The employment agreements have an initial term ending on January 31, 2012.

In June 2009, we issued $138.0 million aggregate principal amount of 4.375% convertible senior notes due 2014 ("Convertible Notes"), which raised approximately $116.0 million of cash after taking into consideration transaction fees and costs related to hedging instruments. Interest on the Convertible Notes is payable semi-annually in arrears on June 1st and December 1st of each year, commencing on December 1, 2009. The Convertible Notes mature on June 1, 2014, unless earlier redeemed or repurchased by the Company or converted. See "Liquidity and Capital Resources" for more information on our Convertible Notes offering.

During our annual goodwill impairment test we determined that goodwill attributed to our distribution reporting unit was impaired due to a decline in the retail environment in 2009 and its impact on our outlook for our distribution reporting unit. For the fiscal year ended October 31, 2009, we recorded a goodwill and intangible impairment charge of $14.8 million related to our distribution segment.

In the fourth quarter of 2009, we released the majority of our biggest titles for the year such as Borderlands™, NBA 2K10, Grand Theft Auto: Chinatown Wars for the PSP and Grand Theft Auto: Episodes from Liberty City, which includes both episode one The Lost and Damned, and episode two The Ballad of Gay Tony together on a single disc exclusively for Xbox 360.

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

Revenue Recognition

We recognize revenue upon the transfer of title and risk of loss to our customers. Accordingly, we recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally based on a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60 day terms. Advances received for licensing and exclusivity arrangements are reported on our consolidated balance sheet as deferred revenue until we meet our performance obligations, at which point we recognize the revenue.

Some of our software products provide limited online functionality at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer revenue related to products containing such online features. We determine whether our products contain substantial online functionality by evaluating the significance of the development effort and the nature of the online features, the extent of anticipated marketing focus on the online features, the significance of the online features to the customers' anticipated overall gameplay experience, and the significance of our post sale obligations to customers. Overall, online play functionality is still an emerging area for us, and we continue to monitor this developing functionality and its significance to our products.

In addition, some of our software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

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

We capitalize internal software development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles), third party production and other content costs, subsequent to establishing technological feasibility of a software title. Technological feasibility of a product includes the completion of both technical design documentation and game design documentation. Significant management judgment and estimates are utilized in establishing technological feasibility.

We enter into agreements with third party developers that require us to make payments for game development and production services. In exchange for these payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements allow us to fully recover these payments to the developers at an agreed upon royalty rate earned on the subsequent retail sales of such software, net of any agreed upon costs. We capitalize all development and production service payments to third party developers as software development costs. On a product-by-product basis, we reduce software development costs and record a corresponding amount of research and development expense for any costs incurred by third party developers prior to establishing technological feasibility of a product. We typically enter into agreements with third party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. When we contract with third party developers, we generally select third party developers that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

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

Amortization of capitalized software development costs and licenses commences when a product is released and is recorded on a title-by-title basis in cost of goods sold. For capitalized software development costs, amortization is calculated using (1) the proportion of current year revenues to the total revenues expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated useful life of the title, whichever is greater. For capitalized licenses, amortization is calculated as a ratio of (1) current period revenues to the total revenues expected to be recorded over the remaining life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater.

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized software costs. At each balance sheet date, or earlier if an indicator of impairment exists, we evaluate the recoverability of capitalized software costs, licenses and any other unrecognized minimum commitments that have not been paid, using an undiscounted future cash flow analysis. We use various measures to evaluate expected product performance and estimate future revenues for our software titles including historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based. When management determines that the value of a title is unlikely to be recovered by product sales, capitalized costs are charged to cost of goods sold in the period in which such determination is made.

We have established profit and unit sales based internal royalty programs that provide for certain of our employees to participate in the success of software titles that they assist in developing. Royalties earned by employees under this program are recorded as cost of goods sold as they are incurred.

Fair Value Estimates

The preparation of financial statements in conformity with GAAP often requires us to determine the fair value of a particular item to fairly present our Consolidated Financial Statements. Without an independent market or another representative transaction, determining the fair value of a particular item requires us to make several assumptions that are inherently difficult to predict and can have a material impact on the conclusion of the appropriate accounting.

There are various valuation techniques used to estimate fair value. These include (1) the market approach where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present amount, and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset, liability or equity instrument being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the delayed receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (risk premium). Making these cash flow estimates are inherently difficult and subjective, and, if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact on the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired. While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to the assessments:

Inventory Obsolescence.    We regularly review inventory quantities on-hand and in the retail channels and record an inventory provision for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would impact management's estimates in establishing our inventory provision. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess.

Business Combinations—Goodwill and Intangible Assets.    The purchase method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. The costs to acquire a business, including transaction, integration and restructuring costs, are allocated to the fair value of net assets acquired upon acquisition. Any excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is an asset that is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of expected use of the asset, the expected cost to extinguish the liability or our expectations related to the timing and the successful completion of development of an acquired in-process technology. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements.

We use either the income, cost or market approach to aid in our conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected is based on the characteristics of the asset and the availability of information.

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

Stock-based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including, in the case of stock option awards, estimating expected stock volatility. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

We have granted stock options to non-employees, which are subject to variable accounting. When variable accounting is applied to stock option grants, we re-measure the fair value of the unvested options at the end of each reporting period or until the options are cancelled or expire unexercised. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period, both of which are based on the price of our common stock at such dates. As a result, fluctuations in the price of our common stock will change compensation expense recognized by us each reporting period.

We have also granted time and market-based restricted stock awards to employees and non-employees. Time-based and market-based awards to non-employees are subject to variable accounting. For the time-based restricted stock grants to non-employees, we cumulatively remeasure the fair value at the end of every period based on the month end closing price of our common stock. Market-based restricted stock awards vest based on the relative performance of our common stock to a composite index. We calculate the fair value of market-based restricted stock using a Monte Carlo Simulation method, which requires a substantial number of inputs and estimates of future market conditions and considers the range of various vesting probabilities. As a result, expense recorded for our non-employee awards can fluctuate substantially from period to period.

Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment.

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

We recognize and measure uncertain tax positions and record tax benefits when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Recently Issued Accounting Pronouncements

Fair Value Measurements

In November 2008, the Company adopted the guidance as it pertains to the accounting for financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The adoption of this guidance did not affect the Company's historical consolidated financial statements. For more information, see Note 3 to the Consolidated Financial Statements included in Item 8. On November 1, 2009 the Company adopted the guidance related to fair value measurements pertaining to non-financial assets and liabilities on a prospective basis. This guidance established the authoritative definition of fair value, set out a framework for measuring fair value and expanded the required disclosures about fair value measurement. We have evaluated the non-financial assets and liabilities portion of the guidance and expect that it will have no significant impact on our consolidated financial position or results of operations.

Research and Development

In November 2008, the Company adopted the guidance related to accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this guidance an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. The adoption did not have a material effect on our consolidated financial position, cash flows or results of operations.

Business Combinations

In December 2007, new guidance was issued providing greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. The guidance is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. We do not expect that the adoption of this guidance will have an material impact on our historical consolidated financial position, cash flows and results of operations.

In April 2009, additional guidance was issued which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be determined during the measurement period. This guidance specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. This guidance is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company).

Intangibles—Goodwill and Other

In April 2008, new guidance was issued for determining the useful life of a recognized intangible asset which applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (November 1, 2009 for the Company), and early adoption is prohibited. We do not expect that the adoption will have a material effect on our consolidated financial position, cash flows or results of operations.

Debt

In May 2008, new guidance was issued specifying that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the Company's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and prohibits early adoption and requires retrospective application to all periods presented. In June 2009, we issued $138.0 million of 4.375% convertible senior notes due 2014 ("Convertible Notes") which is classified as long-term debt at October 31, 2009. Upon adoption of this guidance on November 1, 2009 we will reclassify $43.6 million of our Convertible Notes balance to additional paid-in-capital, representing a bifurcation based on the fair value of the Convertible Notes' embedded conversion option. The difference between the principal amount of the Convertible Notes and the remaining liability component after the bifurcation will be reported as a debt discount. As of November 1, 2009 we have begun amortizing the debt discount as non-cash interest expense on our consolidated statement of operations in addition to the Convertible Notes' coupon interest payments. For additional details of our Convertible Notes see Note 9 to the Consolidated Financial Statements.

Earnings Per Share

In June 2008, new guidance was issued which clarified that stock-based payment awards that entitle holders to receive non-forfeitable dividends before they vest should be considered participating securities and included in the basic earnings per share calculation. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). We do not believe adoption of this guidance will have a material impact on our consolidated results of operations.

Subsequent Events

In May 2009, new guidance was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was adopted as of the Company's third quarter ended July 31, 2009. The adoption of this guidance did not have a material impact on the Company's financial statements. Subsequent events were evaluated through the date of issuance of these consolidated financial statements on December 18, 2009 at the time this Annual Report on Form 10-K was filed with the Securities and Exchange Commission.

Amendments to Variable Interest Entity Guidance

In June 2009, new guidance was issued which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective at the start of a Company's first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company). We are still evaluating the impact that the adoption of this new guidance will have on our consolidated financial position, cash flows and results of operations.

Measuring Liabilities at Fair Value

In August 2009, new guidance was issued related to the fair value measurement of liabilities. This update provides clarification that in circumstances in which quoted prices in an active market for the identical liability are not available, a reporting entity is required to measure fair value using a valuation technique that uses quoted prices for the identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another technique that is consistent with the Fair Value principles. The guidance is effective for the first reporting period (including interim periods) beginning after issuance which for the Company is November 1, 2009. We do not expect that the adoption of this new guidance will have a material effect on our consolidated financial position, cash flows and results of operations.

Multiple-Deliverable Revenue Arrangements

In October 2009, new guidance was issued related to the accounting for multiple-deliverable revenue arrangements. This guidance amends the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable. This guidance will become effective, on a prospective basis, for the Company on November 1, 2011. We are still evaluating the impact that the adoption of this new guidance will have on our consolidated financial position, cash flows and results of operations.

Certain Revenue Arrangements That Include Software Elements

In October 2009, new guidance was issued that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product's essential functionality and instead have these types of transactions be accounted for under other accounting literature in order to determine whether the software and non-software components function together to deliver the product's essential functionality. This guidance will become effective, on a prospective basis, for the Company on November 1, 2011. We are still evaluating the impact that the adoption of this new guidance will have on our consolidated financial position, cash flows and results of operations.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our statement of operations, net revenue by geographic region, and publishing revenue by platform:

	Years Ended October 31,
	2009	2008	2007
Net revenue:
Publishing	72.4%	80.0%	70.5%
Distribution	27.6%	20.0%	29.5%

Net revenue	100.0%	100.0%	100.0%

Cost of goods sold	74.1%	64.3%	74.9%
Gross profit	25.9%	35.7%	25.1%
Selling and marketing	15.3%	10.9%	13.3%
General and administrative	14.0%	11.2%	15.3%
Research and development	6.6%	4.2%	4.9%
Business reorganization and related	0.0%	0.3%	1.8%
Impairment of goodwill and long-lived assets	1.5%	0.0%	0.0%
Depreciation and amortization	1.9%	1.7%	2.8%

Total operating expenses	39.3%	28.2%	38.1%

Income (loss) from operations	(13.4)%	7.5%	(13.0)%
Interest and other expense, net	(0.3)%	(0.2)%	(0.1)%

Income (loss) before income taxes	(13.8)%	7.3%	(13.1)%
Provision (benefit) for income taxes	0.5%	1.0%	1.0%

Net income (loss)	(14.2)%	6.3%	(14.1)%

Net revenue by geographic region:
United States and Canada	73.0%	65.2%	75.3%
Europe, Asia Pacific and Other	27.0%	34.8%	24.7%
Publishing revenue by platform:
Console	74.4%	90.2%	72.2%
Handheld	13.9%	3.3%	13.5%
PC	11.3%	6.4%	11.5%
Other	0.4%	0.1%	2.8%

Years Ended October 31, 2009 and 2008

Publishing

(thousands of dollars)	2009	%	2008	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$700,734	100.0%	$1,229,594	100.0%	$(528,860)	(43.0)%
Product costs	236,680	33.8%	353,263	28.7%	(116,583)	(33.0)%
Software development costs and royalties(1)	115,960	16.5%	169,398	13.8%	(53,438)	(31.5)%
Internal royalties	58,224	8.3%	128,772	10.5%	(70,548)	(54.8)%
Licenses	56,880	8.1%	56,546	4.6%	334	0.6%

Cost of goods sold	467,744	66.8%	707,979	57.6%	(240,235)	(33.9)%

Gross profit	$232,990	33.2%	$521,615	42.4%	$(288,625)	(55.3)%

(1)
Includes $6,094 and $13,461 of stock-based compensation expense, respectively, included in software development costs and royalties.

Net revenue decreased $528.9 million for the year ended October 31, 2009 as compared to the same period in 2008, primarily due to lower sales of Grand Theft Auto IV released in April 2008 for the PS3 and Xbox 360. Sales of our Grand Theft Auto franchise were $416.8 million lower for the year ended October 31, 2009. The decrease in sales from Grand Theft Auto IV was partially mitigated by the 2009 releases of Grand Theft Auto: Chinatown Wars, Grand Theft Auto: Episodes from Liberty City as well as downloadable episodes Grand Theft Auto IV: The Lost and Damned and Grand Theft Auto: The Ballad of Gay Tony.

Excluding our Grand Theft Auto franchise, net revenue was lower by $112.1 million, primarily related to titles that were released in 2008, such as those in our Midnight Club, Civilization, Carnival Games and BioShock franchises, which collectively decreased $128.0 million compared to the prior year. Partially offsetting the decrease in net revenues was the release of Borderlands in October 2009.

Net revenue generated by our 2K Sports products decreased $17.1 million compared to the prior year, mainly reflecting lower sales of our 2008 release Top Spin 3, partially offset by better performance of NBA 2K10 compared to its predecessor title.

Net revenue on current generation platforms accounted for approximately 67.5% of our total net publishing revenue for the year ended October 31, 2009 compared to 82.3% for the same period in 2008. The decrease is primarily due to the release of Grand Theft Auto IV in April 2008 for the PS3 and Xbox 360. PC software sales increased $37.9 million (92.1%) due primarily to the first quarter 2009 PC release of Grand Theft Auto IV. Sales on prior generation platforms continued to decline, led by a 48.2% decrease on PS2, reflecting wider acceptance of current generation platforms. We expect volume on prior generation platforms to continue to decline as a result of the continued transition to current generation hardware platforms and have therefore reduced the number of titles in development for these older platforms. We have also continued to reduce pricing on software titles for the PS2 as the current generation hardware installed base grows.

Gross profit as a percentage of net revenue decreased for the year ended October 31, 2009 as compared to the same period the prior year, which included the initial release period of Grand Theft Auto IV, one of our highest margin products. Product costs increased as a percentage of net revenue, primarily due to volume based manufacturing discounts that were recorded in connection with our release of Grand Theft Auto IV in the 2008 period. Additionally, software development costs and royalties increased as a percentage of net revenue in 2009 as we incurred higher royalty costs associated with the increased number of externally developed titles released in 2009, primarily related to the October 2009 release of Borderlands. Also, software development costs and royalties were negatively impacted by impairments related to our Major

League Baseball titles partially offset by impairments recorded in 2008. Internal royalties decreased from the prior year period primarily due to decreased sales and profitability in our publishing business and a change in the compensation structure at our Rockstar Games label, where internal royalties were previously calculated using a net sales formula and are now calculated based on a profit share formula. License costs increased as a percentage of net revenue as we are not expecting to generate the revenue necessary to exceed the minimum commitments due under our license agreements with Major League Baseball entities. As a result we accelerated the amortization of certain license costs related to the contract and impaired development costs related to future titles. Additionally, we offered greater price concessions in the 2009 period, primarily due to the economic slowdown and increased pressure to reduce prices on certain titles.

Revenue earned from licensing our intellectual property to third parties and other ancillary revenues decreased to $25.2 million for the year ended October 31, 2009 compared to $33.2 million in 2008, primarily due to the October 2008 release of Grand Theft Auto IV for the PS3 and Xbox 360 in Japan. We recognize substantially higher gross profit margins on revenue earned in connection with licensing our products.

Publishing revenue earned outside of North America accounted for approximately $259.2 million (37.0%) for the year ended October 31, 2009 compared to $534.7 million (43.5%) in the 2008 period. The year-over-year decrease was primarily attributable to the release of Grand Theft Auto IV in the second quarter of 2008. Foreign exchange rates reduced net revenue and gross profit by approximately $28.7 million and $2.9 million, respectively, for the year ended October 31, 2009 compared to the year ended October 31, 2008.

Distribution

(thousands of dollars)	2009	%	2008	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$267,754	100.0%	$307,936	100.0%	$(40,182)	(13.0)%
Cost of goods sold	250,082	93.4%	280,716	91.2%	(30,634)	(10.9)%

Gross profit	$17,672	6.6%	$27,220	8.8%	$(9,548)	(35.1)%

Net revenue decreased $40.2 million for the year ended October 31, 2009 as compared to the same period in 2008. The decrease was primarily attributable to a decrease of $26.0 million in hardware sales, a decrease of $15.9 million in sales for prior generation software due to lower selling prices and declining consumer spending on titles for the prior generation platforms, and lower PC software sales of $6.1 million. This decrease was partially offset by an increase of $10.8 million in sales of Wii software as consumers continued to shift their spending to this platform with the increasing popularity of casual gaming.

Gross profit margins decreased in 2009 primarily due to our continued efforts to reduce the number of units on hand in our warehouse by offering our customers reduced pricing on certain prior generation software and hardware products as well as recording inventory write-downs of approximately $5.6 million in the fourth quarter of 2009 compared to $3.7 million recorded in the third quarter of 2008. In addition gross profit margins were negatively impacted by the additional cost of goods sold recognized in conjunction with the third party distribution services agreement that we entered into in September 2008. Prior to September 2008, we independently operated a distribution warehouse and our product distribution costs were recorded in operating expenses. Partially offsetting our decreased gross profit margin were software distribution service fees, which we received for acting as an agent on behalf of another publisher. We recorded our distribution fee as revenue on a net basis. Foreign exchange rates reduced net revenue and gross profit by approximately $2.8 million and $0.7 million, respectively, for the year ended October 31, 2009.

Operating Expenses

(thousands of dollars)	2009	% of net revenue	2008	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$148,624	15.3%	$167,380	10.9%	$(18,756)	(11.2)%
General and administrative	135,127	14.0%	171,440	11.2%	(36,313)	(21.2)%
Research and development	63,748	6.6%	63,929	4.2%	(181)	(0.3)%
Business reorganization and related	—	0.0%	4,478	0.3%	(4,478)	(100.0)%
Impairment of goodwill and long-lived assets	14,754	1.5%	—	0.0%	14,754	N/M
Depreciation and amortization	18,623	1.9%	25,755	1.7%	(7,132)	(27.7)%

Total operating expenses(1)	$380,876	39.3%	$432,982	28.2%	$(52,106)	(12.0)%

(1)
Includes stock-based compensation expense, as follows:

	2009	2008
Selling and marketing	$ 2,551	$2,370
General and administrative	14,119	19,678
Research and development	3,169	4,878

Foreign currency exchange rates favorably impacted total operating expenses by approximately $14.6 million for the year ended October 31, 2009.

Selling and marketing

Selling and marketing expenses decreased $18.8 million for the year ended October 31, 2009 as compared to the same period in 2008 primarily due to:

  i.
  a decrease of $6.8 million in advertising and marketing expense primarily related to the release of Grand Theft Auto IV in April 2008 with no comparable product in the current year;

  ii.
  a decrease of $4.3 million in personnel and severance costs due to lower incentive based compensation as well as savings from the restructuring and termination of employees in our European operations in December 2007, partially offset by a $0.9 million increase in personnel costs in Asia due to expansion initiatives in the Asia-Pacific region; and

  iii.
  a decrease of $7.9 million in personnel and warehouse expenses at our distribution facility offset by a $2.1 million increase in management fees related to the distribution services agreement that we entered into in September 2008. The net savings was further offset by an increase of a $5.6 million distribution fee recorded in cost of goods sold.

General and administrative

General and administrative expenses decreased $36.3 million for the year ended October 31, 2009 compared to the same period in 2008 primarily due to:

  i.
  a decrease of $20.9 million in professional fees primarily due to a $7.0 million decrease in consulting expense related to stock-based compensation expense for stock-based awards to ZelnickMedia, reflecting a decrease in the price of our common stock and lower performance-based compensation; consulting and legal fees related to the Electronic Arts tender offer also decreased by approximately $10.4 million; and

  ii.
  a decrease of $6.6 million in personnel costs due to lower incentive based compensation and cost saving initiatives initiated in 2008.

General and administrative expenses for the year ended October 31, 2009 and 2008 also include occupancy expense (primarily rent, utilities and office expenses) of $14.1 million and $13.6 million, respectively, related to our development studios.

Research and development

Research and development expenses decreased slightly for the year ended October 31, 2009 compared to the same period in 2008. Personnel costs decreased primarily due to lower bonus expense and higher capitalization rates. The capitalization rates for payroll related costs for 2008 were lower than usual as certain development studios refocused their efforts to new projects following the release of Grand Theft Auto IV. This decrease was offset by higher production expenses and increased headcount, primarily from the prior year acquisitions of Rockstar New England (formerly known as Mad Doc Software LLC) and 2K Czech (formerly known as Illusion Softworks, a.s.) as well as expansion initiatives in Asia-Pacific markets.

Impairment of goodwill and long-lived assets

During our annual goodwill impairment test we determined that goodwill attributed to our distribution reporting unit was impaired due to a decline in the retail environment in 2009 and its impact on our outlook for our distribution reporting unit. For the fiscal year ended October 31, 2009, we recorded a goodwill and intangible impairment charge of $14.8 million related to our distribution segment. No impairments were recorded in fiscal 2008.

Depreciation and amortization

For the year ended October 31, 2009, depreciation and amortization expense decreased by $7.1 million compared to 2008 mainly due to lower depreciation and amortization expense associated with the September 2008 sale of certain assets to a third party as part of entering into a distribution services agreement.

Interest and other expense, net

(thousands of dollars)	2009	% of net revenue	2008	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Interest income (expense), net	$(7,087)	(0.7)%	$695	0.0%	$(7,782)	(1119.7)%
Gain (loss) on sale and deconsolidation	—	0.0%	277	0.0%	(277)	(100.0)%
Foreign exchange gain (loss)	3,705	0.4%	(5,097)	(0.3)%	8,802	(172.7)%
Other	187	0.0%	415	0.0%	(228)	(54.9)%

Interest and other expense, net	$(3,195)	(0.3)%	$(3,710)	(0.2)%	$515	(13.9)%

For the year ended October 31, 2009, interest and other expense, net decreased $0.5 million due to favorable exchange gains in our foreign subsidiaries, partially offset by higher interest expense associated with the issuance of the June 2009 Convertible Notes and the line of credit as well as lower interest income in 2009 due to lower average cash balances and lower interest rates.

Provision for income taxes.    Income tax expense was $4.5 million for the year ended October 31, 2009, compared to income tax expense of $15.0 million for the year ended October 31, 2008. The change in income taxes is primarily attributable to pre-tax losses without tax benefit in 2009, a reduction in our liability for gross unrecognized tax benefits following the conclusion of certain tax audits, and a cumulative charge to increase our valuation allowance as a result of deferred tax liabilities related to goodwill which cannot be used to offset deferred tax assets, compared to worldwide pre-tax income in 2008 with a related tax charge. We did not record an income tax benefit on our pre-tax losses in 2009 due to uncertainty regarding the realization of our deferred tax assets, and recorded income tax expense on income generated in several foreign jurisdictions. Our effective tax rate differed from the federal statutory rate due to losses without tax benefit in 2009 and changes in gross unrecognized tax benefits during 2008 and 2009. The 2009 taxable loss required an increase to the valuation allowance of $24.8 million in 2009, while the use of net operating losses in 2008 enabled the reversal of the valuation allowance of $19.3 million.

As of October 31, 2009, we had gross unrecognized tax benefits, including interest and penalties, of $24.6 million, all of which would affect our effective tax rate if realized. For the year ended October 31, 2009, gross unrecognized tax benefits decreased by $1.8 million, primarily related to adjustments resulting from tax audits that concluded during 2009.

U.S. federal taxing authorities have completed examinations of our income tax returns for years through fiscal 2002. Certain US state taxing authorities are currently examining our income tax returns from fiscal years 2004 through fiscal 2006. In addition, tax authorities in certain non-U.S. jurisdictions are currently examining our tax returns. It is possible that tax examinations will be settled prior to October 31, 2010. Based on the progress and possible settlement of certain audits, we believe it is reasonably possible that approximately $11.0 million of our gross unrecognized tax benefits could become payable during the next 12 months. We generally are no longer subject to audit for U.S. federal income tax returns for periods prior to fiscal 2003 and state income tax returns for periods prior to 2004. With some exceptions, we are generally no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal 2005.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net (loss) income and earnings (loss) per share.    For the year ended October 31, 2009, our net loss was $137.9 million, compared to net income of $97.1 million in the year ended October 31, 2008. Net loss per share for the year ended October 31, 2009 was $1.80 compared to net income per share of $1.29 and $1.28 for basic and diluted earnings per share, respectively, for the year ended October 31, 2008. Weighted average shares outstanding increased compared to the prior period, mainly due to vesting of restricted stock awards during fiscal 2009.

Years Ended October 31, 2008 and 2007

Publishing

(thousands of dollars)	2008	%	2007	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$1,229,594	100.0%	$692,341	100.0%	$537,253	77.6%
Product costs	353,263	28.7%	248,744	35.9%	104,519	42.0%
Software development costs and royalties(1)	169,398	13.8%	136,485	19.7%	32,913	24.1%
Internal royalties	128,772	10.5%	28,892	4.2%	99,880	345.7%
Licenses	56,546	4.6%	58,569	8.5%	(2,023)	(3.5)%

Cost of goods sold	707,979	57.6%	472,690	68.3%	235,289	49.8%

Gross profit	$521,615	42.4%	$219,651	31.7%	$301,964	137.5%

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

Excluding the impact of Grand Theft Auto IV, product costs as a percentage of net revenue decreased slightly, mainly due to the 2007 period which included a $5.2 million impairment charge related to intellectual property. Software development costs and royalties decreased in 2008 as a percentage of net revenue, mainly due to a larger share of revenues generated from internally developed titles. Internal royalty costs as percentage of net revenues remained relatively consistent with the prior year. License costs increased slightly as a percentage of net revenue due to both higher royalty expense and lower revenue generated from our Major League Baseball license, partially offset by lower licensing rates in connection with other 2008 titles, including Don King Presents: Prizefighter and Top Spin 3. Gross profit as a percentage of net revenue, excluding the impact of Grand Theft Auto IV, increased by 2.3% in the 2008 period, mainly due to a higher proportion of internally developed titles including Bully: Scholarship Edition, Midnight Club: Los Angeles, Sid Meier's Civilization® Revolution™, and Top Spin 3 and the continued success of Carnival Games. In addition, in 2008 our NBA 2K9 title had higher gross margins than its predecessor game due to higher revenues on a comparable amount of software development costs.

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

Net revenue associated with software for current generation platforms increased $29.5 million and hardware sales increased $16.8 million, reflecting increased availability of current generation platforms, especially the Wii. In addition, PC software sales increased $6.8 million. Offsetting the 2008 increases were lower sales of prior generation software of $19.1 million, reflecting a shift in consumer demand for newer software. We experienced a decline in software sales for Nintendo handheld devices and peripherals of $15.9 million.

In September 2008, we agreed to outsource the pick, pack, ship and warehousing functions for our publishing and distribution businesses. In addition, we sold certain assets of our distribution business, including warehouse management, processing and value-added service operations of our distribution facility.

Foreign currency exchange rates increased net revenue by approximately $5.8 million in 2008, as a result of a stronger Canadian dollar throughout most of 2008 and an increased proportion of international sales. The decrease in gross margin mainly related to a $3.7 million write-down of inventory in 2008 in conjunction with our plan to reduce the number of titles that we manage and distribute in order to focus on higher gross margin products and improve the distribution businesses' operating efficiency. Excluding the write-down of inventory, the gross margin would have increased to 10.0% in 2008, primarily due to increased bundling of software with hardware.

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

  ii.
  a $9.0 million increase in personnel costs, mainly resulting from higher incentive compensation expense that was based on overall company performance, higher stock-based compensation costs due to timing of awards and severance costs incurred in our European territories; and

  iii.
  a $2.6 million increase related to expansion initiatives in Asia-Pacific markets, trade shows and promotional events related to Grand Theft Auto IV and Midnight Club: Los Angeles.

General and administrative

General and administrative expenses increased $21.0 million in 2008 as compared to 2007 primarily due to:

  i.
  an increase of $15.2 million for management fees and stock-based compensation expense in connection with our service agreement with ZelnickMedia;

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

Interest and other expense, net

(thousands of dollars)	2008	% of net revenue	2007	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Interest income (expense), net	$695	0.0%	$2,274	0.2%	$(1,579)	(69.4)%
Gain (loss) on sale and deconsolidation	277	0.0%	(4,469)	(0.5)%	4,746	(106.2)%
Foreign exchange gain (loss)	(5,097)	(0.3)%	1,644	0.2%	(6,741)	(410.0)%
Other	415	0.0%	34	0.0%	381	1120.6%

Interest and other expense, net	$(3,710)	(0.2)%	$(517)	(0.1)%	$(3,193)	617.6%

In 2007, we sold substantially all of the assets, primarily inventory and accounts receivable, of our wholly-owned Joytech video game accessories subsidiary, formerly a component of our publishing business, to Mad Catz Interactive, Inc. for approximately $3.6 million in cash and notes receivable, resulting in a recognized loss on the sale of $3.1 million. The disposition of Joytech did not involve a significant amount of assets or materially impact our operating results.

Also, in 2007, we recognized a loss of $1.4 million when we deconsolidated the net assets of Blue Castle Games, Inc. ("Blue Castle"), which was previously accounted for, in accordance with the Variable Interest Entity guidance, as a wholly-owned subsidiary and considered to be a variable interest entity. We are no longer considered to be the primary beneficiary of Blue Castle's profits or losses.

In 2008, we incurred a foreign exchange transaction loss of $5.1 million for the year ended October 31, 2008, reflecting a strengthening United States dollar in the fourth quarter of 2008, compared to a foreign exchange transaction gain of $1.6 million for the year ended October 31, 2007.

Provision for income taxes.    Income tax expense was $15.0 million for the year ended October 31, 2008, as compared to $10.2 million for the year ended October 31, 2007. Our effective tax rate differed from the federal statutory rate due to foreign earnings taxed at lower rates and the application of net operating losses carried forward to 2008 taxable income. The use of the net operating losses enabled the reversal of valuation allowances of $19.3 million in 2008, while the 2007 taxable loss required an increase to the valuation allowance of $40.6 million.

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

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our credit agreement and our recently issued Convertible Notes to satisfy our working capital needs.

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

The Convertible Notes are convertible at an initial conversion rate of 93.6768 shares of our common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 31, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call the Convertible Notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after December 1, 2013 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock.

At any time on or after June 5, 2012, the Company may redeem all of the outstanding Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide notice of redemption to holders of the Convertible Notes exceeds 150% of the conversion price in effect on each such trading day. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date. The indenture governing the Convertible Notes contains customary terms and covenants and events of default. As of October 31, 2009, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

In connection with the offering of the Convertible Notes, we entered into convertible note hedge transactions, which are expected to reduce the potential dilution to our common stock upon conversion of the Convertible Notes. The convertible note hedge transactions allow the Company to receive shares of its common stock related to the excess conversion value that it would convey to the holders of the Convertible Notes upon conversion. The transactions include options to purchase approximately 12,927,000 shares of common stock at $10.675 per share, expiring on June 1, 2014, for a total cost of approximately $43.6 million, which decreased additional paid-in capital.

Separately, the Company entered into a warrant transaction with a strike price of $14.945. The warrants will be net share settled and will cover approximately 12,927,000 shares of the Company's common stock and expire on August 30, 2014, for total proceeds of approximately $26.3 million, which was recorded to additional paid-in capital.

In July 2007, we entered into a credit agreement which provides for borrowings of up to $140.0 million and is secured by substantially all of our assets and the equity of our subsidiaries (the "Credit Agreement"). The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at October 31, 2009 and October 31, 2008), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum

4.00% LIBOR Rate (7.25% at October 31, 2009 and October 31, 2008). We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75% based on amounts borrowed.

Availability under the Credit Agreement is restricted by our domestic and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

On May 28, 2009, we paid down all of the outstanding borrowings on our Credit Agreement. As of October 31, 2009 there were no outstanding borrowings and $88.1 million was available for borrowings. We had $11.6 million of letters of credit outstanding at October 31, 2009 and were in compliance with all covenants and requirements in the Credit Agreement.

The Credit Agreement substantially limits us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30.0 million (including available borrowings under the credit facility), based on a 30-day average. As of October 31, 2009, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

We are subject to credit risks, particularly if any of our receivables represent a limited number of customers or are concentrated in foreign markets. If we are unable to collect our accounts receivable as they become due, it could adversely affect our liquidity and working capital position.

Generally, we have been able to collect our accounts receivable in the ordinary course of business. We do not hold any collateral to secure payment from customers. We have trade credit insurance on the majority of our customers to mitigate accounts receivable risk.

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 48.0% and 40.2% of net revenue for the years ended October 31, 2009 and 2008, respectively. As of October 31, 2009 and 2008, amounts due from our five largest customers comprised approximately 56.5% and 39.0% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 47.9% and 11.8% of such balance at October 31, 2009 and 2008, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may impact our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Generally, these include:

  •
  Agreements to acquire licenses to intellectual property such as trademarks, copyrights and technology for use in the publishing, marketing and distribution of our software titles. Our licensing and marketing commitments primarily reflect agreements with major sports leagues and players' associations and expire at various times through September 2014;

  •
  Contractual payments to third party software developers that expire at various times through June 2011. Guaranteed minimum payments assume satisfactory performance;

  •
  Operating leases, primarily related to occupancy, furniture and equipment, expiring at various times through January 2017; and

  •
  A distribution services agreement to outsource non-core elements (shipping, receiving, warehouse management and related functions) of our publishing and distribution business through September 2013.

A summary of annual minimum contractual obligations and commitments as of October 31, 2009 is as follows (in thousands of dollars):

Fiscal year ending October 31,	Licensing and Marketing	Software Development	Operating Leases	Distribution Services	Convertible Notes Interest	Convertible Notes	Total
2010	$59,193	$30,496	$17,425	$2,750	$6,038	$—	$115,902
2011	64,877	5,286	14,801	1,500	6,038	—	92,502
2012	65,598	—	12,498	1,500	6,038	—	85,634
2013	1,900	—	10,093	1,250	6,038	—	19,281
2014	1,900	—	6,273	—	6,038	138,000	152,211
Thereafter	—	—	4,549	—	—	—	4,549

Total	$193,468	$35,782	$65,639	$7,000	$30,190	$138,000	$470,079

In addition to the cash commitments above, we have also entered into acquisition agreements that contain provisions for us to pay contingent cash consideration, typically contingent on the acquired company achieving certain financial, unit sales, or performance conditions. The amount and timing of these payments are currently not fixed or determinable. See Note 4 to the Consolidated Financial Statements for a full discussion of our potential acquisition commitments.

Income Taxes.    At October 31, 2009, the Company had recorded a liability for gross unrecognized tax benefits of $20.9 million for which we believe it is reasonably possible that approximately $11.0 million could become payable during the next 12 months. These liabilities have not been included in the contractual obligations table. See Note 12 to the Consolidated Financial Statements for additional information.

We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

Our cash and cash equivalents decreased by $178.2 million for the year ended October 31, 2009 as follows:

	Year Ended October 31,
(thousands of dollars)	2009	2008	2007
Cash provided by (used for) operating activities	$(210,204)	$151,426	$(64,045)
Cash used for investing activities	(16,989)	(16,780)	(24,611)
Cash provided by financing activities	45,788	77,000	25,694
Effects of exchange rates on cash and cash equivalents	3,211	(9,126)	8,239

Net increase (decrease) in cash and cash equivalents	$(178,194)	$202,520	$(54,723)

At October 31, 2009 we had $102.1 million of cash and cash equivalents, compared to $280.3 million at October 31, 2008. Our decrease in cash and cash equivalents from October 31, 2008 was primarily a result of cash used for operating activities, as we incurred a net loss of $137.9 million for the year ended October 31, 2009 compared to net income of $97.1 million for the year ended October 31, 2008. Also contributing to our net cash used for operating activities were payments for software development costs and licenses, primarily consisting of payroll, payments to developers and sports licenses and an increase in accounts receivable primarily reflecting numerous releases in the fourth quarter of 2009. Cash used in operating activities was slightly offset by an increase in accounts payable and accruals.

The use of cash for investing activities did not significantly change for the year ended October 31, 2009 compared to the prior period. Cash used for investing activities in fiscal 2009 was $17.0 million mainly due to the purchase of computer equipment and software and earnout payments made for prior year acquisitions.

Cash provided by financing activities in 2009 was mainly a result of proceeds received from the issuance of $138.0 million of Convertible Notes, offset by the pay down of $70.0 million of outstanding borrowings on our line of credit. In connection with the issuance of the Convertible Notes we paid $5.0 million of debt issuance costs, purchased $43.6 million of convertible note hedges to offset the dilution of converted shares and sold $26.3 million of warrants to offset the cost of the note hedge. Also, the lower price of our common stock compared to the prior year resulted in lower proceeds from the exercise of stock options.

Cash and cash equivalents were positively impacted by $3.2 million in 2009 as a result of foreign currency exchange movements.

Off-Balance Sheet Arrangements

As of October 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any off-balance sheet arrangements and are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia, and Asia. For 2009 and 2008, approximately 32.5% and 40.7%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

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

 Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at October 31, 2009), or (b) 3.25% to 3.75% above the LIBOR rate with a minimum 4.00% LIBOR Rate (7.25% at October 31, 2009), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The Convertible Notes pay interest semi-annually at a fixed rate of 4.375% per annum and we expect that there will be no fluctuation related to the Convertible Notes impacting our current year interest expense. In addition, we amortize debt issuance costs to interest expense. Upon adoption of the new accounting guidance for convertible debt arrangements requiring separate accounting for the liability and equity components of convertible debt instruments, we will reclassify a portion of our debt balance to additional paid-in-capital, representing a bifurcation based on the fair value of the embedded conversion option in the Convertible Notes. The difference between the principal amount of the Convertible Notes and the remaining liability component after the bifurcation will be reported as a debt discount. We will be required to amortize the debt discount using the interest method, as non-cash interest expense on our statement of operations in addition to the coupon interest on the Convertible Notes. Upon adoption of this guidance on November 1, 2009 we will reclassify $43.6 million of our Convertible Notes to additional paid-in-capital, representing a bifurcation based on the fair value of the Convertible Notes' embedded conversion option. As of November 1, 2009 we have begun amortizing the debt discount as non-cash interest expense on our consolidated statement of operations in addition to the Convertible Notes' coupon interest payments. For additional details of our Convertible Notes see Note 9 to our Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the year ended October 31, 2009, our foreign currency translation gain adjustment was approximately $15.7 million. We recognized a foreign exchange transaction gain in interest and other expense, net in our consolidated statement of operations for the year ended October 31, 2009 of $3.7 million and a foreign exchange transaction loss for the year ended October 31, 2008 of $5.1 million.

We use forward foreign exchange contracts to mitigate foreign currency risk related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. At October 31, 2009, we had forward contracts outstanding to purchase $30.4 million of foreign currency in exchange for U.S. dollars with a 30 day maturity to November 30, 2009 and recorded a $0.1 million foreign currency transaction loss related to these contracts in interest and other expense, net.

For the year ended October 31, 2009, 32.5% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.2%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.2%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company's gross margin by 0.6%.

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

Management, including our principal executive officer and principal financial officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2009. Our independent registered public accounting firm, E&Y, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 68 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during 2009, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Compensatory Arrangements of Certain Officers

On December 16, 2009, the Company executed an amendment to its employment agreement with Lainie Goldstein, the Company's Chief Financial Officer.

Ms. Goldstein's employment agreement, dated July 17, 2007, and amended on March 25, 2008, was further amended to provide that Ms. Goldstein shall be deemed to have been terminated without cause if the Company provides notice that it will not renew the term of Ms. Goldstein's employment agreement.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Director" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2010. The Company intends to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before February 28, 2010). The Company's Code of Business Conduct and Ethics applicable to its directors and all employees, including senior financial officers, is available on the Company's website at www.take2games.com. If the Company makes any amendment to its Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

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

(i)
Financial Statements. See Index to Financial Statements on page 66 of this Report.

(ii)
Financial Statement Schedule. See Note 17 to the Consolidated Financial Statements.

(iii)
Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Designation, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.4	Certificate of Amendment of the Restated Certificate of Incorporation, dated April 23, 2009.	8-K	4/23/2009	3.1
3.2	Amended and Restated By-laws of the Company	8-K	4/4/2007	99.3
3.2.1	Amendment dated March 16, 2007 to the Company's Bylaws	8-K	3/22/2007	3(ii)
3.2.2	Amendment dated April 10, 2007 to the Company's Bylaws	8-K	4/13/2007	3(ii)
3.2.3	Amendment to the Amended and Restated By-laws of the Company dated February 14, 2008	8-K	2/15/2008	3.1
3.2.4	Amendment to the Amended and Restated By-laws of the Company dated March 24, 2008	8-K	3/26/2008	3.1
3.3	Certificate of Designation of Series B Preferred Stock of the Company	8-K	3/26/2008	3.2
4.1	Indenture, dated as of June 3, 2009, between the Company and The Bank of New York Mellon, as Trustee	8-K	6/4/2009	4.1
4.2	Supplemental Indenture, dated as of June 3, 2009, between the Company and The Bank of New York Mellon, as Trustee, to Indenture, dated as of June 3, 2009, between the Company and The Bank of New York Mellon, as Trustee	8-K	6/4/2009	4.2
4.3	Form of Note (included in Exhibit 4.2)	8-K	6/4/2009	4.3
10.1	2002 Stock Option Plan+	10-Q	9/8/2005	10.2
10.2	Incentive Stock Plan+	10-Q	9/8/2005	10.1
10.3	Amendment to the 2002 Stock Option Plan+	8-K	4/23/2009	10.2
10.4	Amendment to the Incentive Stock Plan+	8-K	4/23/2009	10.3
10.5	2009 Stock Incentive Plan+	8-K	4/23/2009	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.6	Form of Restricted Stock Award Letter—Directors+	10-K	12/20/2007	10.23
10.7	Form of Restricted Stock Award Letter—Employees+	10-K	12/20/2007	10.24
10.8	Form of Stock Option Grant Letter+	10-K	1/31/2006	10.15
10.9	Employment Agreement dated February 28, 2007 between the Company and Seth Krauss.+	8-K	3/6/2007	10.1
10.10	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.11	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.12	Management Agreement between the Company and ZelnickMedia Corporation dated March 30, 2007+	8-K	4/4/2007	99.1
10.13	Employment Agreement between the Company and Lainie Goldstein dated July 16, 2007+	8-K	7/17/2007	10.1
10.14	Amendment dated July 26, 2007 to the Management Agreement dated March 30, 2007 between the Company and ZelnickMedia Corporation+	8-K	7/27/2007	99.1
10.15	Second Amendment, dated February 14, 2008, to the Management Agreement dated March 30, 2007 between the Company and ZelnickMedia Corporation+	8-K	2/15/2008	10.1
10.16	Employment Agreement, dated February 14, 2008, by and between the Company and Benjamin Feder+	8-K	2/15/2008	10.2
10.17	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.18	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.19	Amendment to Employment Agreement, dated March 25, 2008, by and between the Company and Lainie Goldstein+	8-K	3/26/2008	10.1
10.20	Amendment to Employment Agreement, dated March 25, 2008, by and between the Company and Seth Krauss+	8-K	3/26/2008	10.2
10.21	Employment Agreement, dated March 16, 2009, between the Company and Manuel Sousa+	10-Q	6/5/2009	10.4
10.22	Licensed Publishing Agreement dated April 1, 2000 between Sony Computer Entertainment America, Inc. and the Company*	8-K	5/8/2002	99.1
10.23	Xbox Publisher License Agreement dated December 14, 2000 between Microsoft Corporation and the Company *	10-K	2/12/2002	10.9
10.24	Confidential License Agreement for the Wii Console dated August 20, 2007, between Nintendo of America Inc. and the Company *	10-Q	9/10/2007	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.25	Credit Agreement dated as of July 3, 2007, by and among the Company and each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the Lenders that are signatory thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent	8-K	7/9/2007	10.1
10.26	Security Agreement dated as of July 3, 2007, made by each of the Grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	7/9/2007	10.2
10.27	Amended and Restated Credit Agreement dated as of November 16, 2007, by and among the Company and each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the Lenders that are signatory thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent	8-K	11/20/2007	99.1
10.28	Supplement to Security Agreement dated as of November 16, 2007, made by each of the grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	11/20/2007	99.2
10.29	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002	10-Q	9/16/2002	10.2
10.30	Xbox 360 Publisher License Agreement dated November 17, 2006, between Microsoft Licensing, GP and the Company *	10-Q	6/9/2006	10.1
10.31	First Amendment to the Amended and Restated Credit Agreement, dated as of February 7, 2008, by and between the Company and each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the Lenders that are signatory thereto, Take Two GB Ltd., Wells Fargo Foothill, Inc., as the arranger and administrative agent and CitiCapital Commercial Corporation, as the syndication agent	8-K	2/13/2008	10.1
10.32	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company *	10-Q	6/5/2009	10.1
10.33	Convertible Note Hedge Transaction Confirmation, May 28, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.1
10.34	Convertible Note Hedge Transaction Confirmation, May 28, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.35	Convertible Note Hedge Transaction Confirmation, dated May 29, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.3
10.36	Convertible Note Hedge Transaction Confirmation, dated May 29, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.4
10.37	Warrant Transaction Confirmation, dated May 28, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.5
10.38	Warrant Transaction Confirmation, dated May 28, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.6
10.39	Warrant Transaction Confirmation, dated May 29, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.7
10.40	Warrant Transaction Confirmation, dated May 29, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.8
10.41	Second Amendment to Employment Agreement, dated December 16, 2009, by and between the Company and Lainie Goldstein+				X
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

+
Represents a management contract or compensatory plan or arrangement.

*
Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
YEAR ENDED OCTOBER 31, 2009

(All other items in this report are inapplicable)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Take-Two Interactive Software, Inc. at October 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Take-Two Interactive Software, Inc. changed its method of accounting for uncertainty in income taxes effective November 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Take-Two Interactive Software, Inc.'s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

December 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited Take-Two Interactive Software, Inc.'s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Take-Two Interactive Software, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Take-Two Interactive Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Take-Two Interactive Software, Inc. as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2009 of Take-Two Interactive Software, Inc. and our report dated December 18, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

December 18, 2009

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	October 31, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$102,083	$280,277
Accounts receivable, net of allowances of $47,265 and $68,448 at October 31, 2009 and 2008, respectively	199,395	157,458
Inventory	93,996	104,235
Software development costs and licenses	167,341	113,436
Prepaid taxes and taxes receivable	8,814	23,763
Prepaid expenses and other	56,595	44,605

Total current assets	628,224	723,774

Fixed assets, net	27,392	32,361
Software development costs and licenses, net of current portion	75,521	61,991
Goodwill	220,881	230,809
Other intangibles, net	23,224	26,123
Other assets	33,329	8,294

Total assets	$1,008,571	$1,083,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$172,976	$156,167
Accrued expenses and other current liabilities	174,983	153,089
Deferred revenue	6,334	56,163

Total current liabilities	354,293	365,419

Long-term debt	138,000	70,000
Income taxes payable	10,146	26,399
Other long-term liabilities	—	6,416

Total liabilities	502,439	468,234

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 150,000 shares authorized; 81,925 and 77,694 shares issued and outstanding at October 31, 2009 and 2008, respectively	819	777
Additional paid-in capital	616,776	603,579
Retained earnings (accumulated deficit)	(119,655)	18,275
Accumulated other comprehensive income (loss)	8,192	(7,513)

Total stockholders' equity	506,132	615,118

Total liabilities and stockholders' equity	$1,008,571	$1,083,352

See accompanying Notes.

 TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended October 31,
	2009	2008	2007
Net revenue	$968,488	$1,537,530	$981,791
Cost of goods sold	717,826	988,695	735,034

Gross profit	250,662	548,835	246,757
Selling and marketing	148,624	167,380	130,652
General and administrative	135,127	171,440	150,432
Research and development	63,748	63,929	48,455
Business reorganization and related	—	4,478	17,467
Impairment of goodwill and long-lived assets	14,754	—	—
Depreciation and amortization	18,623	25,755	27,449

Total operating expenses	380,876	432,982	374,455

Income (loss) from operations	(130,214)	115,853	(127,698)
Interest and other expense, net	(3,195)	(3,710)	(517)

Income (loss) before income taxes	(133,409)	112,143	(128,215)
Provision for income taxes	4,521	15,046	10,191

Net income (loss)	$(137,930)	$97,097	$(138,406)

Earnings (loss) per share:
Basic	$(1.80)	$1.29	$(1.93)

Diluted	$(1.80)	$1.28	$(1.93)

Weighted average shares outstanding:
Basic	76,815	75,039	71,860

Diluted	76,815	75,943	71,860

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended October 31,
	2009	2008	2007
Operating activities:
Net income (loss)	$(137,930)	$97,097	$(138,406)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization and impairment of software development costs and licenses	105,521	146,102	106,675
Depreciation and amortization	18,623	25,755	27,449
Impairment of goodwill and long-lived assets	14,754	—	—
Amortization and impairment of intellectual property	478	2,350	8,626
Stock-based compensation	25,933	40,387	17,329
Deferred income taxes	3,432	(391)	(1,718)
Foreign currency transaction loss (gain) and other	(3,448)	6,688	2,813
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	(41,937)	(52,421)	39,159
Inventory	10,239	(4,904)	(10,203)
Software development costs and licenses	(164,828)	(157,076)	(160,643)
Prepaid expenses, other current and other non-current assets	(519)	16,831	18,270
Deferred revenue	(49,829)	(5,381)	227
Accounts payable, accrued expenses, income taxes payable and other liabilities	9,307	36,389	26,377

Total adjustments	(72,274)	54,329	74,361

Net cash provided by (used for) operating activities	(210,204)	151,426	(64,045)

Investing activities:
Purchase of fixed assets	(11,176)	(12,277)	(21,594)
Cash received from sale of business	—	3,000	2,778
Payments in connection with business combinations, net of cash aquired	(5,813)	(7,503)	(5,795)

Net cash used for investing activities	(16,989)	(16,780)	(24,611)

Financing activities:
Proceeds from exercise of employee stock options	22	25,962	9,503
Net borrowings (payments) on line of credit	(70,000)	52,000	18,000
Proceeds from issuance of Convertible Notes	138,000	—	—
Purchase of convertible note hedges	(43,592)	—	—
Issuance of warrants to purchase common stock	26,342	—	—
Payment of debt issuance costs	(4,984)	(962)	(1,809)

Net cash provided by financing activities	45,788	77,000	25,694

Effects of exchange rates on cash and cash equivalents	3,211	(9,126)	8,239

Net increase (decrease) in cash and cash equivalents	(178,194)	202,520	(54,723)
Cash and cash equivalents, beginning of year	280,277	77,757	132,480

Cash and cash equivalents, end of year	$102,083	$280,277	$77,757

See accompanying Notes.

 TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Year Ended October 31, 2008
Supplemental information of businesses acquired:
Fair value of assets acquired
Current assets	$381
Non-current assets	9,296
Intangible assets	1,300
Goodwill	29,518
Less, liabilities assumed
Current liabilities	(1,519)
Deferred income taxes	—

Net assets of businesses acquired, excluding cash	$38,976

Net cash paid for businesses acquired	$4,128
Additional consideration in connection with acquisitions	5,620
Deferred contingent consideration	—
Issuance of common stock in connection with acquisitions	29,228

Total consideration	$38,976

	Years Ended October 31,
	2009	2008	2007
Supplemental data:
Interest paid	$4,371	$3,018	$895
Income taxes (received) paid	(5,423)	(16,484)	(13,439)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital			Total Stockholders' Equity
	Shares	Amount
Balance, October 31, 2006	72,745	$727	$482,104	$60,659	$6,902	$550,392

Net loss				(138,406)		(138,406)
Change in cumulative foreign currency translation adjustment	—	—	—	—	27,959	27,959

Comprehensive loss						(110,447)

Proceeds from exercise of stock options	679	7	10,174	—	—	10,181
Stock-based compensation	—	—	25,409	—	—	25,409
Issuance of restricted stock, net of forfeitures and cancellations	849	9	(2,342)	—	—	(2,333)
Income tax effect of stock option cancellations and forfeitures	—	—	(2,048)	—	—	(2,048)

Balance, October 31, 2007	74,273	743	513,297	(77,747)	34,861	471,154

Net income				97,097		97,097
Change in cumulative foreign currency translation adjustment	—	—	—	—	(42,374)	(42,374)

Comprehensive income						54,723

Cumulative effect of adopting uncertain tax position guidance	—	—	—	(1,075)	—	(1,075)
Proceeds from exercise of stock options	1,236	12	25,950	—	—	25,962
Stock-based compensation	—	—	35,341	—	—	35,341
Issuance of common stock in connection with acquisition	1,550	16	29,212	—	—	29,228
Issuance of restricted stock, net of forfeitures and cancellations	635	6	(221)	—	—	(215)

Balance, October 31, 2008	77,694	777	603,579	18,275	(7,513)	615,118

Net loss				(137,930)		(137,930)
Change in cumulative foreign currency translation adjustment	—	—	—	—	15,705	15,705

Comprehensive loss						(122,225)

Proceeds from exercise of stock options	2	—	22	—	—	22
Purchase of call options	—	—	(43,592)	—	—	(43,592)
Sale of warrants	—	—	26,342	—	—	26,342
Stock-based compensation	—	—	31,193	—	—	31,193
Issuance of restricted stock, net of forfeitures and cancellations	4,229	42	(42)	—	—	—
Income tax effect of stock award cancellations and forfeitures	—	—	(726)	—	—	(726)

Balance, October 31, 2009	81,925	$819	$616,776	$(119,655)	$8,192	$506,132

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading global publisher, developer and distributor of interactive entertainment software, hardware and accessories. Our publishing business, which consists of our wholly-owned labels Rockstar Games and 2K which publishes its titles under 2K Games, 2K Sports and 2K Play, develops, markets and publishes software titles for the following leading gaming and entertainment hardware platforms:

Sony	Microsoft	Nintendo
PlayStation® 3	Xbox 360®	Wii™
PlayStation® 2		DS™
PSP® (PlayStation® Portable)

We also develop and publish software titles for the PC, and the iPhone™ and the iPod® touch. Our distribution business, which consists of our Jack of All Games subsidiary, distributes our products as well as third party software, hardware and accessories to retail outlets primarily in North America.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of software development costs, licenses and intangibles, valuation of inventories, realization of deferred income taxes, the adequacy of allowances for sales returns, price concessions and doubtful accounts, accrued liabilities, the service period for deferred net revenue, fair value estimates, the valuation of stock-based compensation and assumptions used in our goodwill impairment test. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates.

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At October 31, 2009 and 2008 we had $9,235 and $3,199, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying consolidated balance sheet because its use was restricted.

We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies. From time to time, we use forward exchange contracts to mitigate foreign currency risk associated with foreign currency assets and liabilities, primarily cash balances and certain inter-company receivables and payables. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. We do not designate foreign currency forward contracts as hedging instruments and accordingly, we mark to market our foreign currency forward contracts each period and any gains and losses are recognized in net income (loss). At October 31, 2009, we had forward contracts outstanding to purchase $30,400 of foreign currency in exchange for U.S. dollars with a 30 day maturity to November 30, 2009. We recorded a $73 foreign currency transaction loss related to these contracts in interest and other expense, net at October 31, 2009. At October 31, 2008, we had no outstanding foreign currency forward contracts.

Concentration of Credit Risk and Accounts Receivable

We maintain cash balances at several major financial institutions. While we attempt to limit credit exposure with any single institution, balances often exceed insurable amounts.

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 48.0%, 40.2% and 51.1% of net revenue in each of the three years ended October 31, 2009, 2008 and 2007, respectively. As of October 31, 2009 and 2008, the five largest customers accounted for 56.5% and 39.0% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 47.9% and 11.8% of such balances at October 31, 2009 and 2008, respectively. Except for the largest customers noted above, all receivable balances from the remaining individual customers are less than 10% of our net receivable balance. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

Inventory

Inventory is stated at the lower of average cost or market. Estimated product returns are included in the inventory balance at their cost. We regularly review inventory quantities on-hand and in the retail channels and record an inventory provision for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would impact management's estimates in establishing our inventory provision.

Software Development Costs and Licenses

Capitalized software development costs include direct costs incurred for internally developed titles and payments made to third party software developers under development agreements.

We capitalize internal software development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles), third party production and other content costs, subsequent to establishing technological feasibility of a software title. Technological feasibility of a product includes the completion of both technical design and game design documentation.

We enter into agreements with third party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements allow us to fully recover these payments to the developers at an agreed upon royalty rate earned on the subsequent retail sales of such software, net of any agreed upon costs. We capitalize all development and production service payments to third party developers as software development costs and licenses. On a product-by-product basis, we reduce software development costs and record a corresponding amount of research and development expense for any costs incurred by third party developers prior to establishing technological feasibility of a product. We typically enter into agreements with third party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. When we contract with third party developers, we generally select those that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

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

Amortization of capitalized software development costs and licenses commences when a product is released and is recorded on a title-by-title basis in cost of goods sold. For capitalized software development costs, amortization is calculated using (1) the proportion of current year revenues to the total revenues expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated useful life of the title, whichever is greater. For capitalized licenses, amortization is calculated as a ratio of (1) current period revenues to the total revenues expected to be recorded over the remaining life of the title or (2) the contractual royalty rate based on actual net product sales as defined in the licensing agreement, whichever is greater.

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

We have established profit and unit sales based internal royalty programs that allow selected employees to each participate in the success of software titles that they assist in developing. Royalties earned by employees under this program are recorded as a component of cost of goods sold as they are incurred.

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

We use either the income, cost or market approach to aid in our conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected is based on the characteristics of the asset and the availability of information.

Identified intangibles other than goodwill are generally amortized using the straight-line method over the period of expected benefit ranging from three to ten years, except for intellectual property, which is a usage-based intangible asset that is amortized using the shorter of the useful life or expected revenue stream.

We perform an annual test for impairment of goodwill in the fourth quarter of each fiscal year, or earlier if indicators of impairment exist. We use a combination of the market approach, which uses market capitalization and comparable companies' data, and the income approach, which uses discounted cash flows. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and the determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. Our estimates for market growth are based on historical data, various internal estimates and observable external sources when available, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business. Using these approaches we determined that the goodwill and intangible assets in our Distribution segment was impaired in the fourth quarter of our fiscal year ended October 31, 2009. As a result, we recorded an impairment charge of $14,754.

Long-lived Assets

We review all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimated fair value is generally measured by discounting expected future cash flows using our incremental borrowing rate or fair value, if available.

Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. Our provision for income taxes is computed using the asset and liability method, under which deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment. Valuation allowances are established when we determine that it is more likely than not that such deferred tax assets will not be realized. We do not record income tax expense related to foreign withholding taxes or United States income taxes which may become payable upon the repatriation of undistributed earnings of foreign subsidiaries, as such earnings are expected to be reinvested indefinitely outside of the United States.

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

In June 2006 the FASB clarified the accounting for uncertainty in income taxes by prescribing application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. It also prescribed guidance on measurement, classification, interest and penalties, accounting for interim periods, and disclosures. The Company adopted the new guidance in November 2007. See Note 13 for a detailed discussion of the Company's uncertain tax positions.

Revenue Recognition

We earn our revenue from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third party developers ("Publishing revenue"). We also earn revenue from the sale of interactive software titles published by third parties, hardware and accessories ("Distribution revenue").

We recognize revenue upon the transfer of title and risk of loss to our customers. We recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally based on a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60 day terms. Advances received for licensing and exclusivity arrangements are reported on the balance sheet as deferred revenue until we meet our performance obligations, at which point we recognize the revenue.

Some of our software products provide limited online functionality at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer revenue related to products containing such online features. We determine whether our products contain substantial online functionality by evaluating the significance of the development effort and the nature of the online features, the extent of anticipated marketing focus on the online features, the significance of the online features to the customers' anticipated overall gameplay experience, and the significance of our post sale obligations to customers. Overall, online play functionality is still an emerging area for us, and we continue to monitor this developing functionality and its significance to our products.

In addition, some of our software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

Certain of our software products include in-game advertising for third party products. Advance payments received for in-game advertising are reported on our consolidated balance sheet as deferred revenue until we meet our performance obligations, at which point we recognize the revenue, which is generally at the time of the initial release of the product.

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

Consideration Given to Customers and Received from Vendors

We have various marketing arrangements with retailers and distributors of our products that provide for cooperative advertising and market development funds, among others, which are generally based on single exchange transactions. Such amounts are accrued as a reduction to revenue at the later of: (1) The date at which the related revenue is recognized by us, or (2) the date at which the sales incentive is offered, except for cooperative advertising which is included in selling and marketing expense if there is a separate identifiable benefit and the benefit's fair value can be established.

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

Advertising

We expense advertising costs as incurred. Advertising expense for the years ended October 31, 2009, 2008 and 2007 amounted to $94,302, $101,374 and $78,004, respectively.

Earnings (Loss) per Share ("EPS")

Basic EPS is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding.

The following table sets forth a reconciliation between basic and diluted shares (in thousands):

	Years ended October 31,
(thousands of shares)	2009	2008	2007
Basic shares	76,815	75,039	71,860
Dilutive effect of equity incentive plans	—	904	—
Dilutive effect of convertible notes and warrants	—	—	—

Diluted shares	76,815	75,943	71,860

The Company incurred a net loss for the years ended October 31, 2009 and 2007; therefore, the basic and diluted weighted average shares outstanding exclude the impact of all common stock equivalents because their impact would be antidilutive.

The Company defines common stock equivalents as unexercised stock options, unvested time-based and market-based restricted stock, common stock equivalents underlying the Convertible Notes (see Note 9) and warrants outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Company's Convertible Notes, which are assessed for their impact on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator. The Company applies the if-converted method to its Convertible Notes when the dilutive impact on EPS is greater than the impact calculated using the treasury stock method. For the year ended October 31, 2009, the if-converted method was antidilutive; therefore, the assumed conversion of 12,927,000 shares underlying our Convertible Notes was excluded from the computation of diluted EPS.

In connection with the issuance of our Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 9) which were excluded from the calculation of diluted EPS because their impact is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our Convertible Notes, the Company entered into warrant transactions (see Note 9). For the year ended October 31, 2009, the Company excluded the warrants outstanding from its diluted EPS because the warrants' strike price of $14.945 was greater than the average market price of our common stock

For the years ended October 31, 2009 and 2007, other common stock equivalents excluded from the diluted EPS calculation included unexercised stock awards and unvested time-based and market-based restricted stock because their effect would have been antidilutive due to the net loss for those periods. The number of the antidilutive unexercised stock awards and unvested time-based and market-based restricted stock was approximately 8,019,614 and 5,624,000 for the years ended October 31, 2009 and 2007, respectively.

For the year ended October 31, 2008, the Company excluded from its diluted EPS calculation approximately 3,651,000 of common stock equivalents which were antidilutive because the common stock equivalents' exercise prices exceeded the average fair market value of the Company's common stock.

Stock-based Compensation

We have issued stock-based compensation to employees and non-employee consultants, such as ZelnickMedia.

We calculate the fair value of our employee and non-employee stock option awards using the Black-Scholes pricing model. Employee stock option awards are amortized as stock-based compensation expense on a straight-line basis over the expected vesting period, which is generally three years, and reduced for estimated forfeitures. We apply variable accounting to our non-employee based stock option awards, whereby we re-measure the fair value of the unvested portion of the awards at each vest date, and record stock-based compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period.

We value time-based restricted stock awards to employees using our closing stock price on the date of grant. Time-based restricted stock awards are amortized and recorded as expense on a straight-line basis over their expected vesting period, which is typically three years, and reduced for estimated forfeitures. We apply variable accounting to our non-employee time-based restricted stock awards, whereby we re-measure the value of such awards at each balance sheet date and adjust the value of the awards based on the closing price of our common stock at the end of the reporting period. Changes in the value of the awards from period to period are recorded as stock-based compensation expense over the vesting period, which is typically three years.

Estimated forfeitures are adjusted, if necessary, in subsequent periods if actual forfeitures differ from our estimates.

Market-based restricted stock is typically awarded to executives and non-employee consultants. We estimate the fair value of market-based awards using the Monte Carlo Simulation method which takes into account the probability that the market conditions of the awards will be achieved. We apply variable accounting to our non-employee market-based awards. We have issued market-based awards that vest based on a variety of conditions: (1) the correlation of the return of our common stock price relative to companies in the NASDAQ Industrial Index and (2) appreciation in the price of our common stock. Our employee and non-employee market-based awards are amortized over their estimated derived service period, which typically ranges from three to four years.

See Note 14 for a full discussion of our stock-based compensation arrangements.

Foreign Currency

The functional currency for our foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in our consolidated statement of operations in the period in which they occur, except on inter-company balances considered to be long term. Transaction gains and losses on inter-company balances which are considered to be long term are recorded in accumulated other comprehensive income (loss). The foreign exchange transaction gains included in net loss for the years ended October 31, 2009 and 2007 amounted to $3,705 and $1,644, respectively, and the foreign exchange transaction loss included in net income for the year ended October 31, 2008 amounted to $5,097.

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's items of accumulated other comprehensive income (loss) are foreign currency translation adjustments, which relate to investments that are permanent in nature and therefore do not require tax adjustments.

Recently Issued Accounting Pronouncements

Fair Value Measurements

In November 2008, the Company adopted the guidance as it pertains to the accounting for financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The adoption of this guidance did not affect the Company's historical consolidated financial statements. For more information, see Note 3. On November 1, 2009 the Company intends on adopting the guidance related to fair value measurements pertaining to non-financial assets and liabilities on a prospective basis. This guidance established the authoritative definition of fair value, set out a framework for measuring fair value and expanded the required disclosures about fair value measurement. We have evaluated the non-financial assets and liabilities portion of the guidance and expect that it will have no significant impact on our consolidated financial position or results of operations.

Research and Development

In November 2008, the Company adopted the guidance related to accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this guidance an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. The adoption did not have a material effect on our consolidated financial position, cash flows or results of operations.

Business Combinations

In December 2007, new guidance was issued providing greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. The guidance is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. We do not expect that the adoption of this standard will have an impact on our historical consolidated financial position, cash flows or results of operations.

In April 2009, additional guidance was issued which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value, if fair value can be determined during the measurement period. This new rule specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. This new rule is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company).

Intangibles—Goodwill and Other

In April 2008, new guidance was issued for determining the useful life of a recognized intangible asset which applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. These new rules are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (November 1, 2009 for the Company), and early adoption is prohibited. We do not expect that the adoption will have a material effect on our consolidated financial position, cash flows or results of operations.

Debt

In May 2008, new guidance was issued specifying that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the Company's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and prohibits early adoption and requires retrospective application to all periods presented. In June 2009, we issued $138,000 of 4.375% convertible senior notes due 2014 ("Convertible Notes") which is classified as long-term debt at October 31, 2009. Upon adoption of this guidance on November 1, 2009 we will reclassify $43,600 of our Convertible Notes balance to additional paid-in-capital, representing a bifurcation based on the fair value of the Convertible Notes embedded conversion option. The difference between the principal amount of the Convertible Notes and the remaining liability component after the bifurcation will be reported as a debt discount. As of November 1, 2009 we have begun amortizing the debt discount as non-cash interest expense on our consolidated statement of operations in addition to the Convertible Notes' coupon interest payments. For additional details on our Convertible Notes see Note 9 to our consolidated financial statements.

Earnings Per Share

In June 2008, new guidance was issued which clarified that stock-based payment awards that entitle holders to receive non-forfeitable dividends before they vest should be considered participating securities and included in the basic EPS calculation. This new rule is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). We do not believe adoption of this guidance will have a material impact on our consolidated results of operations.

Subsequent Events

In May 2009, new guidance was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new rule was adopted as of the Company's third quarter ended July 31, 2009. The adoption of this new rule did not have a material impact on the Company's financial statements. Subsequent events were evaluated through the date of issuance of these consolidated financial statements on December 18, 2009 at the time this Annual Report on Form 10-K was filed with the Securities and Exchange Commission.

Amendments to Variable Interest Entity Guidance

In June 2009, new guidance was issued which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective at the start of a Company's first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company). We are still evaluating the impact that the adoption of this new guidance will have on our consolidated financial position, cash flows and results of operations.

Measuring Liabilities at Fair Value

In August 2009, new guidance was issued related to the fair value measurement of liabilities. This update provides clarification that in circumstances in which quoted prices in an active market for the identical liability are not available, a reporting entity is required to measure fair value using a valuation technique that uses quoted prices for the identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another technique that is consistent with the Fair Value principles. The guidance is effective for the first reporting period (including interim periods) beginning after issuance which for the Company is November 1, 2009. We do not expect that the adoption of this new guidance will have a material effect on our consolidated financial position, cash flows and results of operations.

Multiple-Deliverable Revenue Arrangements

In October 2009, new guidance was issued related to the accounting for multiple-deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable. These new rules will become effective, on a prospective basis, for the Company on November 1, 2011. We are still evaluating the impact that the adoption of this new guidance will have on our consolidated financial position, cash flows and results of operations.

Certain Revenue Arrangements That Include Software Elements

In October 2009, new guidance was issued that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product's essential functionality and instead have these types of transactions be accounted for under other accounting literature in order to determine whether the software and non-software components function together to deliver the product's essential functionality. These new rules will become effective, on a prospective basis, for the Company on November 1, 2011. We are still evaluating the impact that the adoption of this new guidance will have on our consolidated financial position, cash flows and results of operations.

2.     MANAGEMENT AGREEMENT

In March 2007, we began operating under a management services agreement with ZelnickMedia (the "Management Agreement"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman. In addition, we have entered into employment agreements with Ben Feder and Karl Slatoff to serve as our Chief Executive Officer and Executive Vice President, respectively. Both Mr. Feder and Mr. Slatoff are partners of ZelnickMedia. The Management Agreement expires in October 2012 and provides for an annual management fee of $2,500 ($750 prior to the amendment that was effective as of April 1, 2008) and a maximum bonus of $2,500 per fiscal year ($750 prior to the amendment that was effective as of April 1, 2008) based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services under the Management Agreement, we recorded consulting expense (a component of general and administrative expenses) of $2,500, $3,674 and $649 for the years ended October 31, 2009, 2008 and 2007 respectively.

Pursuant to the Management Agreement, we also issued stock-based awards to ZelnickMedia. See Note 14 for a discussion of such awards.

3.     FAIR VALUE MEASURES

As of November 1, 2008, we adopted the guidance for Fair Value Measurements which establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of "observable inputs" and minimize the use of "unobservable inputs." The three levels of inputs used to measure fair value are as follows:

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	October 31, 2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds	$32,734	$32,734	$—	$—
Bank-time deposit	$2,479	2,479	—	—

4.     BUSINESS ACQUISITIONS AND CONSOLIDATION

We consummated the acquisitions described below, which largely reflect our strategy to diversify our business by adding experienced development studios, intellectual properties and talented personnel resources to our existing infrastructure. The acquisitions were not considered to be material to our consolidated statements of operations, individually or in the aggregate. The results of operations and financial positions of these acquisitions are included in our consolidated financial statements from their respective acquisition dates forward and therefore affect comparability from period to period. During the years ended October 31, 2009, 2008 and 2007, we paid contingent consideration of $5,813, $3,375 and $5,795 for our prior year acquisitions.

Acquired Business	Acquisition Date	Cash and Development Advances Paid	Value of Stock Issued	Goodwill Recorded on Acquisition Date	Identified Intangible Assets	Contingent Consideration
Mad Doc Software LLC	March 2008	$4,715	$1,353	$4,617	$1,275	Up to $15,000 payable in cash or stock, based on meeting certain employment provisions and future product sales.
Illusion Softworks	December 2007	5,033	27,875	24,901	8,200	Up to $10,000 based on future product sales.

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

5.     INVENTORY

As of October 31, 2009 and 2008, inventory consisted of:

	October 31, 2009	October 31, 2008
Finished products	$83,637	$96,139
Parts and supplies	10,359	8,096

Inventory	$93,996	$104,235

Estimated product returns included in inventory at October 31, 2009 and 2008 were $7,089 and $9,394, respectively.

6.     SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our capitalized software development costs and licenses were as follows:

	October 31, 2009		October 31, 2008
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$123,018	$46,574	$72,381	$39,508
Software development costs, externally developed	42,306	27,202	37,422	20,495
Licenses	2,017	1,745	3,633	1,988

Software development costs and licenses	$167,341	$75,521	$113,436	$61,991

Software development costs and licenses as of October 31, 2009 and October 31, 2008 included $212,939 and $136,687, respectively, related to titles that have not been released.

Amortization and impairment of software development costs and licenses for the years ended October 31, 2009, 2008 and 2007 were as follows:

	October 31,
	2009	2008	2007
Amortization and impairment of software development costs and licenses	$111,615	$159,563	$109,891
Less: Portion representing stock-based compensation	(6,094)	(13,461)	(3,216)

Amortization and impairment, net of stock-based compensation	$105,521	$146,102	$106,675

7.     FIXED ASSETS, NET

As of October 31, 2009 and 2008, fixed assets consisted of:

	October 31,
	2009	2008
Computer equipment	$34,622	$31,002
Office equipment	5,602	4,517
Computer software	28,730	23,345
Furniture and fixtures	5,392	4,989
Leasehold improvements	24,190	22,378

	98,536	86,231
Less: accumulated depreciation	71,144	53,870

Fixed assets, net	$27,392	$32,361

Depreciation expense related to fixed assets for the years ended October 31, 2009, 2008, and 2007, was $16,487, $21,526 and $24,115, respectively.

8.     GOODWILL AND INTANGIBLE ASSETS, NET

We perform an annual two-step test for impairment of goodwill in the fourth quarter of each fiscal year or earlier if indicators of impairment exist. The first step of the test measures impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. For purposes of the impairment test, we have determined that our publishing and distribution segment represent components of our operating segments that constitute businesses for which both (1) discrete financial information is available and (2) segment management regularly reviews the operating results of these components which are deemed reporting units.

We use a combination of the market approach, and the income approach, which uses discounted cash flows. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and the determination of appropriate market comparables. These estimates and assumptions are made for each of our determined reporting units. Our estimates for market growth are based on historical data, various internal estimates and observable external sources when available, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business. Due to a decline in the retail environment in 2009 and its impact on our outlook for our distribution reporting unit we determined that goodwill attributed to our distribution reporting unit was impaired. As a result, we recorded an impairment charge of $14,462 related to this reporting unit in the fourth quarter of 2009, which is included in the impairment of goodwill and long-lived assets in our consolidated statement of operations. For the fiscal years 2008 and 2007 we did not recognize an impairment loss on goodwill. See Note 15 for Segment and Geographic information.

The change in our goodwill balance by operating segment was as follows:

	Publishing	Distribution	Total
Balance at November 1, 2007	$190,125	$14,720	$204,845
Additions and adjustments	33,021	—	33,021
Currency translation adjustment	(6,489)	(568)	(7,057)

Balance at October 31, 2008	216,657	14,152	230,809

Additions and Adjustments	1,898	—	1,898
Impairment charges	—	(14,462)	(14,462)
Currency translation adjustment	2,326	310	2,636

Balance at October 31, 2009	$220,881	$—	$220,881

During the year ended October 31, 2009 the Company impaired the remaining $292 of net intangible assets related to our distribution reporting unit. The following table sets forth the components of the intangible assets subject to amortization:

		October 31, 2009			October 31, 2008
	Estimated Useful Lives (Years)
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	7-10	$13,796	$(12,101)	$1,695	$13,777	$(10,817)	$2,960
Customer lists and relationships	5-10	—	—	—	4,674	(4,107)	567
Intellectual property	2-6	26,959	(6,775)	20,184	26,956	(6,399)	20,557
Non-compete	5-10	5,248	(4,344)	904	6,186	(4,690)	1,496
Technology	3	4,458	(4,017)	441	4,308	(3,765)	543

		$50,461	$(27,237)	$23,224	$55,901	$(29,778)	$26,123

The change in the gross carrying amount of intangibles for the years ended October 31, 2009 and 2008 was as follows:

	October 31,
	2009	2008
Beginning balance	$55,901	$56,915
Recognized in connection with acquisitions	—	1,300
Impairment charges	(4,674)	(2,498)
Write-off of fully amortized assets	(938)	—
Other	172	184

Ending balance	$50,461	$55,901

Amortization of intangible assets is included in our statement of operations as follows:

	Years ended October 31,
	2009	2008	2007
Cost of goods sold	$478	$2,350	$3,462
Depreciation and amortization	2,136	4,229	3,334

Total amortization of intangible assets	$2,614	$6,579	$6,796

Estimated future amortization of intangible assets that will be recorded in cost of goods sold and operating expenses for the years ending October 31 are as follows:

2010	$2,722
2011	5,426
2012	6,687
2013	5,491
2014	2,876
Thereafter	22

Total	$23,224

9.     LONG-TERM DEBT

Credit Agreement

In July 2007, we entered into a credit agreement which provides for borrowings of up to $140,000 and is secured by substantially all of our assets and the equity of our subsidiaries (the "Credit Agreement"). The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at October 31, 2009), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at October 31, 2009), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75% based on amounts borrowed. Information related to availability on our Credit Agreement is as follows:

	October 31, 2009	October 31, 2008
Outstanding borrowings	$—	$70,000
Available borrowings	88,137	28,964
Outstanding letters of credit	11,560	11,560

Debt issuance costs capitalized in connection with the Credit Agreement totaled $2,770 and are being amortized as interest expense over the five year term of the Credit Facility. We recorded $4,782, $3,389, and $1,084 of interest expense related to the Credit Agreement for the years ended October 31, 2009, 2008, and 2007, respectively.

The Credit Agreement substantially limits us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30,000 (including available borrowings under the credit facility), based on a 30-day average. As of October 31, 2009, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

The indenture governing the Convertible Notes contains customary terms, covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the Convertible Notes will automatically become due and payable immediately. As of October 31, 2009, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

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

Separately, the Company entered into a warrant transaction with a strike price of $14.945 per share. The warrants will be net share settled and will cover approximately 12,927,000 shares of the Company's common stock and expire on August 30, 2014, for total proceeds of approximately $26,300, which was charged to additional paid-in capital.

A portion of the net proceeds from the Convertible Notes offering was used to pay the net cost of the convertible note hedge transactions (after such cost was partially offset by proceeds from the sale of the warrants). We incurred approximately $4,984 of banking, legal and accounting fees related to the issuance of the Convertible Notes which were capitalized as debt issuance costs and will be amortized to interest and other expense, net over the five year term of the Convertible Notes. We recorded $2,930 of interest expense related to the Convertible Notes for the year ended October 31, 2009. See Note 12 for a summary of the annual commitments as of October 31, 2009 related to the Convertible Notes and interest.

10.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of October 31, 2009 and 2008 consisted of:

	October 31,
	2009	2008
Software development costs and royalties	$55,151	$39,803
Income tax payable and deferred tax liability	41,669	13,263
Compensation and benefits	17,373	40,293
Licenses	13,202	13,594
Marketing and promotions	11,100	7,430
Professional fees	6,210	7,618
Rent and deferred rent obligations	5,854	6,732
Deferred consideration for acquisitions	1,103	921
Other	23,321	23,435

Total	$174,983	$153,089

11.   LEGAL AND OTHER PROCEEDINGS

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries as described below in this section. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, financial condition, results of operations or cash flows. We have appropriately accrued amounts related to certain legal and other proceedings discussed below. While there is a possibility that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material. In addition to the matters described herein, we are, or may become, involved in routine litigation in the ordinary course of business which we do not believe to be material to our business, financial condition, results of operations or cash flows.

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

Securities Class Action—Grand Theft Auto: San Andreas and Option Backdating.    In February and March 2006, four purported class action complaints were filed against us and certain of our then current and former officers and directors in the SDNY Court. The actions were consolidated, and in April 2007 the lead plaintiffs filed a consolidated second amended complaint which contained allegations related to purported "hidden content" contained in Grand Theft Auto: San Andreas and the backdating of stock options, including the investigation thereof conducted by the Special Litigation Committee of the Board of Directors and the restatement of our financial statements relating thereto. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. The lead plaintiffs sought unspecified compensatory damages and costs including attorneys' fees and expenses. In April 2008, the Court dismissed, with leave to amend, all claims as to all defendants relating to Grand Theft Auto: San Andreas and certain claims as to our former CEO, CFO and certain director defendants relating to the backdating of stock options. In September 2008, the lead plaintiff filed a third amended consolidated complaint seeking to reinstate these claims which we opposed. On August 31, 2009, we entered into a memorandum of understanding with the lead plaintiffs to comprehensively settle all claims asserted by them against us, our Rockstar Games subsidiary and all of the current and former officers and directors named in the actions. Under the terms of the proposed settlement, we will pay $20,040 into a settlement fund for the benefit of class members, approximately $15,240 of which will be paid by our insurance carriers. The balance of approximately $4,800 has previously been accrued for in our financial statements. In addition to the payment to the settlement fund, we will also supplement the substantial changes that we have already implemented in our corporate governance policies and practices. The proposed settlement is subject to the completion of final documentation and preliminary and final approval by the SDNY Court. Neither we, our subsidiary nor any of the individuals admit any wrongdoing as part of the proposed settlement agreement.

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

Derivative Action—Option Backdating.    In July and August 2006, shareholders Richard Lasky and Raeda Karadsheh filed purported derivative actions in the SDNY Court against us, as nominal defendant, and certain of our directors and certain former officers and directors. These actions were consolidated in November 2006 and the plaintiffs filed a consolidated complaint in January 2007, which focused exclusively on our historical stock option granting practices, alleging violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity-based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. These matters were referred to the Special Litigation Committee, which moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and Board of Directors. On April 21, 2009, the Court granted the Special Litigation Committee's motion in its entirety, dismissing all claims against all named defendants except Ryan A. Brant, James David, Larry Muller, and Kelly G. Sumner, and assigning those remaining claims to the Company as the sole party plaintiff. On June 15, 2009, the former shareholder plaintiffs applied for the entry of final judgment in order to permit the immediate appeal of the Court's April 21, 2009 order dismissing certain defendants and terminating the former shareholder plaintiffs from consolidated action. The shareholder plaintiffs' request for the entry of judgment is pending before the Court. On June 15, 2009, as directed by the Court, the Company filed an amended complaint against the remaining defendants in the suit. Those defendants have since moved to dismiss the Company's amended complaint.

Strickland et al. Personal Injury Action.    In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against us, Sony Computer Entertainment America Inc., Sony Corporation of America, Wal-Mart, GameStop and Devin Moore, alleging under Alabama's manufacturers' liability and wrongful death statutes, that our video games resulted in "copycat violence" that caused the deaths of Messrs. Strickland, Crump and Mealer by Mr. Moore. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600,000. In April 2006, the plaintiffs amended the complaint to add a claim for civil conspiracy. Our motion to dismiss that claim is pending, but there currently is no scheduling order in effect. At our request, the Court held an evidentiary hearing on

October 30, 2008 to consider the exclusion of certain expert testimony and a second hearing was held on December 18, 2008. On July 29, 2009, the Court entered an order excluding the expert testimony and granting summary judgment to the Company. Plaintiff Steve Strickland filed a Notice of Appeal on August 10, 2009. We believe that the claims are without merit and that this action is similar to lawsuits brought and dismissed by courts in other jurisdictions.

We intend to vigorously defend all of the above pending matters and, with respect to the derivative actions, we have been advised that the individual defendants will vigorously defend such actions.

12.   COMMITMENTS AND CONTINGENCIES

A summary of annual minimum contractual obligations and commitments as of October 31, 2009 is as follows:

Fiscal year ending October 31,	Licensing and Marketing	Software Development	Operating Leases	Distribution Services	Convertible Notes Interest	Convertible Notes	Total
2010	$59,193	$30,496	$17,425	$2,750	$6,038	$—	$115,902
2011	64,877	5,286	14,801	1,500	6,038	—	92,502
2012	65,598	—	12,498	1,500	6,038	—	85,634
2013	1,900	—	10,093	1,250	6,038	—	19,281
2014	1,900	—	6,273	—	6,038	138,000	152,211
Thereafter	—	—	4,549	—	—	—	4,549

Total	$193,468	$35,782	$65,639	$7,000	$30,190	$138,000	$470,079

Licensing and Marketing Agreements:    Our licensing commitments primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products. As of October 31, 2009, $95 of our guaranteed minimum licensing and marketing commitments were recorded in our consolidated balance sheet because the licensor did not have any significant remaining performance obligation to us. Licensing and marketing commitments expire at various times through September 2014 and primarily reflect our agreements with major sports leagues and players' associations. Certain of our licensing and marketing agreements also contain provisions that would impose penalties if we fail to meet agreed upon software release dates.

Software Development Agreements:    We make payments to third party software developers that include contractual payments to developers under several software development agreements that expire at various times through June 2011. Our aggregate outstanding software development commitments assume satisfactory performance by third party software developers.

Lease Commitments:    Our offices are occupied under non-cancelable operating leases expiring at various times through January 2017. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through November 2013. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term. Rent expense amounted to $14,226, $15,924 and $16,459 for the years ended October 31, 2009, 2008 and 2007, respectively.

Distribution Services:    We entered into an Inventory Management Services Agreement to outsource non-core elements (shipping, receiving, warehouse management and related functions) of our distribution business which expires in September 2013.

Contingent Consideration:    Part of our business acquisition strategy has been to make a portion of the purchase price of certain acquisitions dependent on product delivery or future product sales. The amounts and timing of these payments are currently not fixed or determinable. See Note 4 for a discussion of our contingent commitments related to our business acquisitions.

Employee savings plan:    We maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We began matching a portion of the contributions in July 2002. The matching contribution expense incurred by us during the years ended October 31, 2009, 2008 and 2007 was $2,748, $2,251 and $1,869, respectively.

Income Taxes:    At October 31, 2009, the Company had recorded a liability for gross unrecognized tax benefits of $20,915 for which we believe it is reasonably possible that approximately $11,000 could become payable during the next 12 months. These liabilities have not been included in the contractual obligations table.

13.   INCOME TAXES

Components of income (loss) before income taxes are as follows:

	Years Ended October 31,
	2009	2008	2007
Domestic	$(83,427)	$20,528	$(101,328)
Foreign	(49,982)	91,615	(26,887)

Income (loss) before income taxes	$(133,409)	$112,143	$(128,215)

Provision for current and deferred income taxes consists of the following:

	Years Ended October 31,
	2009	2008	2007
Current:
U.S. federal	$(3,871)	$1,624	$2,390
U.S. state and local	(779)	2,197	491
Foreign	6,504	11,616	9,028

Total current income taxes	1,854	15,437	11,909
Deferred:
U.S. federal	3,633	(133)	(1,886)
U.S. state and local	(39)	(9)	(161)
Foreign	(927)	(249)	329

Total deferred income taxes	2,667	(391)	(1,718)

Income tax expense	$4,521	$15,046	$10,191

A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Years Ended October 31,
	2009	2008	2007
U.S. federal statutory rate	(35.0)%	35.0%	(35.0)%
Foreign tax rate differential	20.9%	(19.2)%	8.6%
State and local taxes, net of U.S. federal benefit	(1.7)%	2.0%	(0.5)%
Federal valuation allowance	21.4%	(8.5)%	28.0%
Other	(2.2)%	4.1%	6.8%

Effective tax rate	3.4%	13.4%	7.9%

The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	October 31,
	2009	2008
Current deferred tax assets and (liabilities):
Sales returns and allowances (including bad debt)	$8,473	$9,129
Inventory reserves	4,307	4,068
Deferred rent	2,097	2,423
Deferred revenue	747	13,520
Other	11,802	10,462
Capitalized software and depreciation	(49,726)	(33,685)

Total current deferred tax assets (liabilities)	(22,300)	5,917
Less: Valuation allowance	—	(4,468)

Net current deferred tax asset (liability)(a)	(22,300)	1,449
Non-current deferred tax assets:
Equity compensation	2,534	2,558
Domestic net operating loss carryforward	122,255	71,324
Foreign tax credit carryforward	6,599	5,947
Foreign net operating loss carryforwards	9,189	5,350
Intangible amortization	(432)	2,774
Capitalized software and depreciation	7,991	10,573

Total non-current deferred tax asset	148,136	98,526
Less: Valuation allowance	(129,090)	(99,837)

Net non-current deferred tax (liability) asset(b)	19,046	(1,311)

Deferred taxes, net	$(3,254)	$138

(a)
Included in accrued expenses and other current liabilities as of October 31, 2009 and prepaid expenses and other as of October 31, 2008.

(b)
Included in other assets as of October 31, 2009 and other long-term liabilities as of October 31, 2008.

The valuation allowance for deferred taxes is primarily attributable to net operating losses for which no benefit is provided due to uncertainty with respect to their realization. In addition, during the year ended October 31, 2009, we recorded a deferred tax benefit of $726 and a corresponding reduction to additional paid-in-capital for the cancellation of certain stock options. The net deferred tax liability is the result of deferred tax liabilities related to goodwill which cannot be used to offset deferred tax assets.

At October 31, 2009, we had a U.S. federal net operating loss carryforward totaling $319,116 of which $22,317 is subject to limitation by the Internal Revenue Service. These net operating losses will begin to expire in fiscal 2026. We also had foreign net operating losses of $47,463, of which $32,556 will expire in 2016 and $1,614 will expire in 2023. The remaining foreign net operating loss may be carried forward indefinitely.

The total amount of undistributed earnings of foreign subsidiaries was approximately $209,200 and $229,800 for the years ended October 31, 2009 and 2008, respectively. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.

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

As of October 31, 2009, we had gross unrecognized tax benefits, including interest and penalties, of $24,637, all of which would affect our effective tax rate if realized.

The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Years Ended October 31,
	2009	2008
Balance November 1,	$18,412	$18,960
Additions:
Current year tax positions	5,630	537
Prior year tax positions	3,316	2,256
Reduction of prior year tax positions	(4,013)	(2,759)
Settlements	(4,762)	(512)
Lapse of statue of limitations	—	(70)
Other, net	(160)	—

Balance at October 31,	$18,423	$18,412

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our consolidated statement of operations. For the year ended October 31, 2009, we recognized a decrease in interest and penalties of approximately $1,773. The gross amount of interest and penalties accrued as of October 31, 2009 was approximately $6,214.

U.S. federal taxing authorities have completed examinations of our income tax returns for years through fiscal 2002. Certain US state taxing authorities are currently examining our income tax returns from fiscal years 2004 through fiscal 2006. In addition, tax authorities in certain non-U.S. jurisdictions are currently examining our tax returns. It is possible that tax examinations will be settled prior to October 31, 2010. Based on the progress and possible settlement of certain audits, we believe it is reasonably possible that approximately $11,000 of our gross unrecognized tax benefits could become payable during the next 12 months. We generally are no longer subject to audit for U.S. federal income tax returns for periods prior to fiscal 2003 and state income tax returns for periods prior to 2004. With some exceptions, we are generally no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal 2005.

We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances as to the possible outcomes.

14.   STOCK-BASED COMPENSATION

Our stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. For similar reasons, we also granted non-employee equity awards, which are subject to variable accounting, to ZelnickMedia in connection with their contract to provide executive management services to us. We began replacing stock option awards with restricted stock awards in 2007. We issue shares to employees on the date the restricted stock is granted and therefore shares granted have voting rights, participate in dividends and are considered issued and outstanding.

In April 2009, our shareholders approved our 2009 Stock Incentive Plan (the "2009 Plan"). The aggregate number of shares issuable under this plan is 6,409,000 shares, representing 4,900,000 new shares available for grant approved by our shareholders and approximately 1,509,000 shares allocated from the Incentive Stock Plan and 2002 Stock Option Plan. The 2009 Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock, deferred stock and other stock-based awards of our common stock to employees and non-employees. As of October 31, 2009 there were approximately 3,340,000 shares available for issuance under the 2009 Plan.

In April 2008, our stockholders approved an increase to the number of shares available for grant under the Incentive Stock Plan from 4,500,000 to 6,500,000. The Incentive Stock Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock, deferred stock and other stock-based awards of our common stock to employees and non-employees. As of October 31, 2009, there were no shares available for issuance under the Incentive Stock Plan.

In June 2002, our stockholders approved our 2002 Stock Option Plan, as previously adopted by our Board of Directors (the "2002 Plan"), pursuant to which officers, directors, employees and consultants may receive stock options to purchase shares of our common stock. The aggregate amount of shares issuable under the 2002 Plan is 11,000,000 shares. As of October 31, 2009, there were no shares available for issuance under the 2002 Plan.

In January 1997, our stockholders approved our 1997 Stock Option Plan, as amended, as previously adopted by our Board of Directors (the "1997 Plan"), pursuant to which officers, directors, employees and consultants may receive options to purchase up to an aggregate of 9,750,000 shares of our common stock. As of October 31, 2009, there were no shares of common stock available for issuance under the 1997 Plan.

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

The following table summarizes stock-based compensation expense resulting from stock options and restricted stock included in our Consolidated Statements of Operations:

	Years Ended October 31,
	2009	2008	2007
Cost of goods sold	$6,094	$13,461	$3,216
Selling and marketing	2,551	2,370	1,232
General and administrative	14,119	19,678	7,080
Research and development	3,169	4,878	3,735
Business reorganization and related	—	—	2,066

Stock-based compensation expense	25,933	40,387	17,329
Capitalized stock-based compensation expense	11,413	8,215	9,983

Total stock-based compensation expense	$37,346	$48,602	$27,312

During the years ended October 31, 2009, 2008 and 2007, we recorded $6,502, $13,481 and $1,283 of stock-based compensation expense for non-employee awards, respectively, which was included in general and administrative expense.

We capitalize and amortize stock-based compensation awards in accordance with our software development cost accounting policy.

Restricted Stock

Restricted stock awards granted to employees under our equity incentive plans generally vest over 3 years from the date of grant. Certain restricted stock awards granted to key officers, senior-level employees, and key employees vest based on market conditions, primarily related to the performance of the price of our common stock

On June 13, 2008, pursuant to an amendment to our Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia that vest annually over a three year period and 900,000 shares of market-based restricted stock that vest over a four year period through 2012, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Industrial Index. For the years ended October 31, 2009 and 2008, we recorded $2,534 and $2,227, respectively, of stock-based compensation (a component of general and administrative expenses) related to these grants of restricted stock.

We measure the fair value of our market-based awards to employees and non-employees using the Monte Carlo Simulation method, which takes into account assumptions such as the expected volatility of our common stock, the risk-free interest rate based on the contractual term of the award, expected dividend yield, vesting schedule and the probability that the market conditions of the award will be achieved.

The estimated value of market-based restricted stock awards granted to employees during the years ended October 31, 2009 and 2008 was $6.00 per share and $16.37 per share, respectively. Each reporting period, we remeasure the fair value of the unvested portion of the market-based restricted stock awards granted to ZelnickMedia during 2008. For the years ended October 31, 2009 and 2008 the estimated value of these awards was $4.67 per share and $9.38 per share, respectively. The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation valuation method:

	Year Ended October 31, 2009		Year Ended October 31, 2008
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	1.2%	1.5%	3.1%	2.3%
Expected stock price volatility	60.8%	61.4%	51.8%	52.1%
Expected service period (years)	2.0	2.9	2.0	2.6
Dividends	None	None	None	None

The following table summarizes the activity in non-vested restricted stock awarded to employees and ZelnickMedia under our stock-based compensation plans:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock at October 31, 2008	3,131	$23.23
Granted	4,245	9.49
Vested	(1,798)	14.55
Forfeited	(258)	15.49

Non-vested restricted stock at October 31, 2009	5,320	$9.98

As of October 31, 2009, the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested restricted stock was approximately $42,372 and will be recognized as compensation expense on a straight-line basis over the remaining vesting period, or capitalized as software development costs.

Stock Options

As of October 31, 2009 and 2008, there were outstanding stock options granted under our stock option plans to purchase in the aggregate approximately 3,803,000 and 4,347,000 shares of our common stock, respectively, vesting at various times from 2009 to 2010 and expiring at various times from 2009 to 2017. Options granted generally vest over a period of three to four years and expire within a period of five to ten years.

Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vest over 36 months and expire 10 years from the date of grant. Each month, we remeasure the fair value of the unvested portion of such options and record compensation expense for the difference between total earned compensation at the end of the period, and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock impacts compensation expense or benefit recognized from period to period. For the years ended October 31, 2009, 2008 and 2007 we recorded $3,968, $11,254 and $1,283 respectively, of stock-based compensation (a component of general and administrative expenses) related to this option grant.

The following table summarizes the activity in options awarded to employees and ZelnickMedia under our option plans and also includes non-plan options:

	2009		2008		2007
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,347	$18.92	5,914	$19.72	5,802	$20.70
Granted	—	—	—	—	2,465	15.53
Exercised	(2)	10.42	(1,236)	21.00	(679)	15.39
Forfeited	(542)	22.24	(331)	19.36	(1,674)	18.70

Outstanding at end of year	3,803	$18.45	4,347	$18.92	5,914	$19.72

Exercisable at year-end	3,133	$19.08	2,588	$20.84	2,750	$22.06
Weighted average fair value of options granted during the year		$—		$—		$11.45
Remaining weighted average contractual life of options exercisable (years)		4.1		3.8		2.2

The total estimated fair value of options vested during fiscal years 2009, 2008 and 2007 was $7,848; $19,376 and $13,777, respectively.

The following summarizes information about stock options outstanding and exercisable at October 31, 2009 (options in thousands):

		Options Outstanding			Options Exercisable
			Weighted Average Remaining Contractual Life
Exercise Price Ranges				Weighted Average Exercise Price		Weighted Average Exercise Price
		Number of Options Outstanding			Number of Options Exercisable
From	To
$10.42	$15.39	2,128	7.5	$14.54	1,560	$14.47
15.50	20.68	322	1.9	18.86	253	18.69
20.70	24.51	435	0.8	22.59	402	22.72
25.10	26.59	918	0.6	25.42	918	25.42

		3,803	10.8	18.45	3,133	19.08

As of October 31, 2009, there was no aggregate intrinsic value related to options outstanding or exercisable and the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested options was approximately $3,430, which will be recognized as compensation expense on a straight-line basis over the remaining vesting periods, or capitalized as software development costs. At October 31, 2009, the weighted average exercise price of stock options expected to vest was $15.53.

The fair value of our stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our stock price, the current market price, the risk free rate and expected exercise term. The following table summarizes the weighted average assumptions used in the Black-Scholes option-pricing model to value outstanding stock options awarded to ZelnickMedia in 2007 and employee stock options, which were last granted in 2007:

	Years Ended October 31,
	2009	2008	2007
Risk-free interest rate	3.2%	3.9%	4.7%
Expected stock price volatility	67.4%	58.8%	50.7%
Expected term until exercise (years)	8.4	9.4	3.5
Dividends	None	None	None

For the years ended October 31, 2009, 2008 and 2007, we estimated stock price volatility of all stock-based compensation awards using a combination of historical volatility and implied volatility for publicly traded options on our common stock. In addition, stock-based compensation expense is calculated based on the number of awards that are ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Our estimate of expected forfeitures is based on our historical annual forfeiture rate of 5%. The estimated forfeiture rate, which is evaluated at each balance sheet date throughout the life of the award, provides a time-based adjustment of forfeited shares. The estimated forfeiture rate is reassessed at each balance sheet date and may change based on new facts and circumstances.

15.   SEGMENT AND GEOGRAPHIC INFORMATION

We are a publisher and distributor of interactive software games designed for personal computers, video game consoles and handheld platforms. Revenue earned by our publishing business segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third parties. Revenue earned by our distribution business segment is derived from the sale of third party software titles, accessories and hardware.

Our Chief Executive Officer is our chief operating decision maker ("CODM"). We are centrally managed and our CODM assesses performance, allocates resources and reviews results on the basis of our publishing and distribution segments supplemented by sales information by product category, major product title and platform.

Our CODM is presented with financial information that contains information that separately identifies our publishing and distribution operations, including gross margin information. Accordingly, we consider our publishing and distribution businesses to be distinct reportable segments. Our publishing business consists of our Rockstar Games and 2K labels which have been aggregated into a reportable segment (the "publishing segment") based on their similar economic characteristics, products and distribution methods. Our distribution business distributes our publishing products as well as third party software, hardware and accessories to retail outlets in North America and on the basis of its economic characteristics, products and distribution methods is considered a reportable segment (the "distribution segment").

Our operating segments do not record inter-segment revenue and therefore none has been reported. We do not allocate operating expenses, interest and other income, interest expense or income taxes to operating segments. Our accounting policies for segment reporting are the same as for the Company as a whole.

Information about our reportable segments was as follows:

	For the Years Ended October 31,
Net revenue:	2009	2008	2007
Publishing	$700,734	$1,229,594	$692,341
Distribution	267,754	307,936	289,450

Total net revenue	$968,488	$1,537,530	$981,791

In the year ended October 31, 2009 our largest customer accounted for 14.2% of our net revenue (13.1% in 2008 and 15.1% in 2007), our second largest customer accounted for 14.0% of our net revenue (9.6% in 2008 and 12.8% in 2007) and our third largest customer accounted for 10.0% of our net revenue (8.6% in 2008 and 11.5% in 2007). The majority of the net revenue from these customers was from the sale of software in our Publishing business.

	For the Years Ended October 31,
Gross profit:	2009	2008	2007
Publishing	$232,990	$521,615	$219,651
Distribution	17,672	27,220	27,106

Total gross profit	$250,662	$548,835	$246,757

	October 31, 2009			October 31, 2008
	Publishing	Distribution	Total	Publishing	Distribution	Total
Accounts receivable, net	$173,280	$26,115	$199,395	$115,921	$41,537	$157,458
Inventory	26,687	67,309	93,996	38,446	65,789	104,235
Total assets	898,270	110,301	1,008,571	933,802	149,550	1,083,352

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	For the Years Ended October 31,
Net revenue by geographic region:	2009	2008	2007
United States	$653,983	$911,158	$674,449
Canada	53,125	90,770	64,640

North America	707,108	1,001,928	739,089
Continental Europe	154,101	296,030	136,920
United Kingdom	64,094	163,498	66,237
Asia Pacific and other	43,185	76,074	39,545

Total net revenue	$968,488	$1,537,530	$981,791

Net revenue by product platform for our reportable segments is as follows:

	For the Years Ended October 31,
Net revenue by product platform:	2009	2008	2007
Publishing:
Microsoft Xbox 360	$283,094	$487,013	$205,515
Sony PlayStation 3	113,117	413,131	66,156
PC	78,936	41,085	93,538
Nintendo Wii	76,543	112,047	35,489
Sony PSP	51,716	55,406	69,331
Sony PlayStation 2	48,898	94,388	179,097
Nintendo DS	45,823	22,748	5,870
Other	2,607	3,776	37,345

Total publishing	700,734	1,229,594	692,341
Distribution:
Hardware and peripherals	109,178	136,684	123,551
Software:
PC	44,518	50,589	43,835
Nintendo Wii	42,133	31,351	9,494
Nintendo DS	24,234	23,128	16,962
Microsoft Xbox 360	21,794	18,118	15,929
Sony PlayStation 3	10,711	9,093	3,637
Sony PlayStation 2	10,198	20,837	34,178
Sony PSP	2,854	4,310	3,913
Other	2,134	13,826	37,951

Total distribution	267,754	307,936	289,450

Total net revenue	$968,488	$1,537,530	$981,791

16.   INTEREST AND OTHER EXPENSE, NET

	For the Years Ended October 31,
	2009	2008	2007
Interest income	$648	$4,109	$3,720
Interest expense	(7,735)	(3,414)	(1,446)
Gain (loss) on sale and deconsolidation	—	277	(4,469)
Foreign exchange gain (loss)	3,705	(5,097)	1,644
Other	187	415	34

Interest and other expense, net	$(3,195)	$(3,710)	$(517)

In 2007, we sold substantially all of the assets, primarily inventory and accounts receivable, of our wholly-owned Joytech video game accessories subsidiary, formerly a component of our publishing business, to Mad Catz Interactive, Inc. for approximately $3,575 in cash and notes receivable resulting in a loss on sale of $3,080. The disposition of Joytech did not involve a significant amount of assets or materially impact our operating results.

Also, in 2007, we recognized a loss of $1,389 when we deconsolidated the net assets of Blue Castle Games, Inc. ("Blue Castle"), which was previously accounted for, in accordance with Variable Interest

Entity guidance, as a wholly-owned subsidiary and considered to be a variable interest entity. We are no longer considered to be the primary beneficiary of Blue Castle's future profits or losses.

17.   SUPPLEMENTARY FINANCIAL INFORMATION

The following table provides details of our valuation and qualifying accounts:

		Additions
	Beginning Balance	Revenue Reduction(1)	Charged to Costs and Expenses	Deductions	Other	Ending Balance
Year ended October 31, 2009
Valuation allowance for deferred income taxes	$104,305	—	24,785	—	—	$129,090

Sales returns, price protection and other allowances	$64,065	$92,833	$4,598	$(116,009)	$(406)	$45,081
Allowance for doubtful accounts	4,383	—	2,746	(5,840)	895	2,184

Total accounts receivable allowances	$68,448	$92,833	$7,344	$(121,849)	$489	$47,265

Year ended October 31, 2008
Valuation allowance for deferred income taxes	$123,616	—	—	(19,311)	—	$104,305

Sales returns, price protection and other allowances	$59,799	$99,801	$416	$(91,579)	$(4,372)	$64,065
Allowance for doubtful accounts	3,525	—	3,720	(2,803)	(59)	4,383

Total accounts receivable allowances	$63,324	$99,801	$4,136	$(94,382)	$(4,431)	$68,448

Year ended October 31, 2007
Valuation allowance for deferred income taxes	$82,994	—	44,262	(3,640)	—	$123,616

Sales returns, price protection and other allowances	$87,178	$111,562	$2,500	$(144,067)	$2,626	$59,799
Allowance for doubtful accounts	4,331	—	(683)	(148)	25	3,525

Total accounts receivable allowances	$91,509	$111,562	$1,817	$(144,215)	$2,651	$63,324

(1)
Includes price concessions of $68,181, $52,269 and $68,067; returns of $17,395, $31,480 and $37,616; other sales allowances including rebates, discounts and cooperative advertising of $7,257, $16,052 and $5,879 for the years ended October 31, 2009, 2008 and 2007, respectively.

18.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended October 31, 2009:

	Quarter
2009	First	Second	Third	Fourth(1)
Net revenue	$256,810	$229,722	$138,564	$343,392
Product costs	149,946	108,995	80,550	147,271
Software development costs and royalties	23,302	28,012	17,156	47,490
Internal royalties	20,472	9,659	368	27,725
Licenses	7,182	14,936	16,835	17,927

Cost of goods sold	200,902	161,602	114,909	240,413

Gross profit	55,908	68,120	23,655	102,979

Selling and marketing	40,774	31,044	25,335	51,471
General and administrative	39,748	31,415	29,583	34,381
Research and development	20,943	14,759	13,887	14,159
Impairment of goodwill and long-lived assets	—	—	—	14,754
Depreciation and amortization	5,108	4,777	4,456	4,282

Total operating expenses	106,573	81,995	73,261	119,047

Income (loss) from operations	(50,665)	(13,875)	(49,606)	(16,068)

Net income (loss)	$(50,388)	$(10,080)	$(55,473)	$(21,989)

Per share data:
Basic—EPS	$(0.66)	$(0.13)	$(0.72)	$(0.28)
Diluted—EPS	$(0.66)	$(0.13)	$(0.72)	$(0.28)

	Quarter
2008	First	Second	Third	Fourth
Net revenue	$240,442	$539,810	$433,836	$323,442
Product costs	148,152	185,043	154,362	146,422
Software development costs and royalties	22,713	57,688	45,721	43,276
Internal royalties	6,145	52,653	51,971	18,003
Licenses	8,998	22,875	7,602	17,071

Cost of goods sold	186,008	318,259	259,656	224,772

Gross profit	54,434	221,551	174,180	98,670

Selling and marketing	33,729	45,949	42,856	44,846
General and administrative	32,921	48,317	45,678	44,524
Research and development	15,810	14,828	17,239	16,052
Business reorganization and related	162	944	1,771	1,601
Depreciation and amortization	6,409	7,516	6,201	5,629

Total operating expenses	89,031	117,554	113,745	112,652

Income (loss) from operations	(34,597)	103,997	60,435	(13,982)

Net income (loss)	$(37,997)	$98,222	$51,826	$(14,954)

Per share data:
Basic—EPS	$(0.52)	$1.31	$0.68	$(0.20)
Diluted—EPS	$(0.52)	$1.29	$0.67	$(0.20)

(1)
In the fourth quarter of 2009, the Company recorded non-cash income tax expense for the cumulative impact of deferred tax liabilities associated with tax deductible amortization of goodwill.

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
December 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ BEN FEDER Ben Feder	Chief Executive Officer and Director (Principal Executive Officer)	December 18, 2009
/s/ LAINIE GOLDSTEIN Lainie Goldstein	Chief Financial Officer (Principal Financial and Accounting Officer)	December 18, 2009
/s/ STRAUSS ZELNICK Strauss Zelnick	Chairman of the Board of Directors	December 18, 2009
/s/ J MOSES J Moses	Director	December 18, 2009
/s/ MICHAEL DORNEMANN Michael Dornemann	Lead Independent Director	December 18, 2009
/s/ MICHAEL SHERESKY Michael Sheresky	Director	December 18, 2009
/s/ ROBERT A. BOWMAN Robert A. Bowman	Director	December 18, 2009
/s/ JOHN F. LEVY John F. Levy	Director	December 18, 2009
/s/ GROVER C. BROWN Grover C. Brown	Director	December 18, 2009