Form 10-Q
period 2010-01-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2010-03-10
CIK 946581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of March 5, 2010, there were 84,551,307 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	January 31, 2010	October 31, 2009
	(Unaudited)	(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$105,984	$102,083
Accounts receivable, net of allowances of $34,328 and $37,191 at January 31, 2010 and October 31, 2009, respectively	45,063	181,065
Inventory	50,662	26,687
Software development costs and licenses	186,846	167,341
Prepaid taxes and taxes receivable	9,686	8,814
Prepaid expenses and other	49,261	47,473
Assets held for sale	73,838	95,104

Total current assets	521,340	628,567

Fixed assets, net	25,052	27,049
Software development costs and licenses, net of current portion	72,678	75,521
Goodwill	218,826	220,881
Other intangibles, net	22,894	23,224
Other assets	32,554	31,886

Total assets	$893,344	$1,007,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,037	$114,379
Accrued expenses and other current liabilities	164,453	172,784
Deferred revenue	15,939	6,334
Liabilities held for sale	29,154	60,796

Total current liabilities	273,583	354,293

Long-term debt	98,726	97,063
Income taxes payable	10,242	10,146

Total liabilities	382,551	461,502

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 150,000 shares authorized; 83,790 and 81,925 shares issued and outstanding at January 31, 2010 and October 31, 2009, respectively	838	819
Additional paid-in capital	665,756	658,794
Accumulated deficit	(156,053)	(122,179)
Accumulated other comprehensive income	252	8,192

Total stockholders' equity	510,793	545,626

Total liabilities and stockholders' equity	$893,344	$1,007,128

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended January 31,
	2010	2009
		(As adjusted)
Net revenue	$163,238	$149,351
Cost of goods sold	100,358	102,717

Gross profit	62,880	46,634
Selling and marketing	41,094	38,671
General and administrative	28,695	38,455
Research and development	15,455	20,943
Depreciation and amortization	4,159	4,782

Total operating expenses	89,403	102,851

Loss from operations	(26,523)	(56,217)
Interest and other, net	(4,813)	2,388

Loss from continuing operations before income taxes	(31,336)	(53,829)
Provision for income taxes	2,486	19

Loss from continuing operations	(33,822)	(53,848)
Income (loss) from discontinued operations, net of taxes	(52)	3,460

Net loss	$(33,874)	$(50,388)

Earnings (loss) per share:
Continuing operations	$(0.43)	$(0.71)
Discontinued operations	(0.00)	0.05

Basic earnings (loss) per share	$(0.43)	$(0.66)

Continuing operations	$(0.43)	$(0.71)
Discontinued operations	(0.00)	0.05

Diluted earning (loss) per share	$(0.43)	$(0.66)

Weighted average shares outstanding:
Basic	78,139	76,102

Diluted	78,139	76,102

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended January 31,
	2010	2009
		(As adjusted)
Operating activities:
Net loss	$(33,874)	$(50,388)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization and impairment of software development costs and licenses	20,866	20,092
Depreciation and amortization	4,159	4,782
(Income) loss from discontinued operations	52	(3,460)
Amortization and impairment of intellectual property	30	390
Stock-based compensation	6,437	6,182
Deferred income taxes	(84)	(177)
Other, net	2,900	(3,841)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	136,002	78,891
Inventory	(23,975)	13,961
Software development costs and licenses	(40,685)	(31,613)
Prepaid expenses, other current and other non-current assets	(3,557)	(7,221)
Deferred revenue	9,605	(2,323)
Accounts payable, accrued expenses, income taxes payable and other liabilities	(63,144)	(78,830)
Net cash used by discontinued operations	(10,703)	(3,254)

Net cash provided by (used for) operating activities	4,029	(56,809)

Investing activities:
Purchase of fixed assets	(1,820)	(2,198)

Net cash used for investing activities	(1,820)	(2,198)

Financing activities:
Proceeds from exercise of employee stock options	—	4

Net cash provided by financing activities	—	4

Effects of exchange rates on cash and cash equivalents	1,692	(3,438)

Net increase (decrease) in cash and cash equivalents	3,901	(62,441)
Cash and cash equivalents, beginning of year	102,083	280,277

Cash and cash equivalents, end of period	$105,984	$217,836

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a global publisher and developer of interactive entertainment software. Our business consists of our wholly-owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. We develop, publish, market and sell software titles for the following leading gaming and entertainment hardware platforms:

Sony	Microsoft	Nintendo
PlayStation®3	Xbox 360®	Wii™
PlayStation®2		DS™
PSP® (PlayStation®Portable)

We also develop and publish software titles for the PC, the iPhone™ and the iPod® touch, and for digital distribution.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended October 31, 2009.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation for comparative purposes. See Note 2 for additional information regarding our reclassifications.

Discontinued Operations

In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America. The financial results of our distribution business have been classified as discontinued operations in the Condensed Consolidated

Statements of Operations for all of the periods presented. The assets and liabilities of this business are reflected as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets for all periods presented. See Note 3 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to our Unaudited Condensed Consolidated Financial Statements relate to the Company's continuing operations.

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At January 31, 2010 and October 31, 2009 we had $14,769 and $9,235, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying consolidated balance sheet because its use was restricted.

The estimated fair value of the Company's Convertible Notes is $105,934 as of January 31, 2010. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies. From time to time, we use forward exchange contracts to mitigate foreign currency risk associated with foreign currency assets and liabilities consisting primarily of cash balances and certain inter-company receivables and payables. These transactions also primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. We do not designate foreign currency forward contracts as hedging instruments and accordingly, we mark to market our foreign currency forward contracts each period and any gains and losses are recognized in net income (loss). At January 31, 2010, we had forward contracts outstanding to purchase $27,497 of foreign currency in exchange for U.S. dollars and to purchase $14,734 of U.S. dollars in exchange for foreign currencies with maturities of less than one year. For the three months ended January 31, 2010 we recorded $72 of foreign currency transaction loss related to these contracts in interest and other, net.

Recently Issued Accounting Pronouncements

Business Combinations

On November 1, 2009 the Company adopted the guidance that requires acquiring entities in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. The guidance also requires that assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value, if fair value can be determined during the measurement period. This new rule specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. The adoption of this guidance did not have an impact on our consolidated financial position, cash flows or results of operations.

Intangibles—Goodwill and Other

On November 1, 2009 the Company adopted the guidance issued for determining the useful life of a recognized intangible asset which applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. The adoption of this guidance did not have any impact on our consolidated financial position, cash flows or results of operations.

Debt

On November 1, 2009 the Company adopted the guidance specifying that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting the Company's non-convertible debt borrowing rate.

In June 2009, we issued $138,000 of 4.375% convertible senior notes due 2014 ("Convertible Notes") which was classified as long-term debt at October 31, 2009. On November 1, 2009 we calculated the difference between the principal amount of the Convertible Notes and the remaining liability component after the bifurcation to be $43,592, which was reclassified to debt discount with a corresponding adjustment made to additional paid-in-capital. Also upon adoption of this new guidance, on November 1, 2009 we retrospectively adjusted the debt discount which is being amortized as non-cash interest expense in our consolidated statement of operations in addition to the Convertible Notes' coupon interest payments over the five year period of the Convertible Notes. For additional details on our Convertible Notes see Note 10.

Earnings Per Share

On November 1, 2009 the Company adopted new guidance which clarified that stock-based payment awards that entitle holders to receive non-forfeitable dividends before they vest should be considered participating securities and included in the basic Earnings Per Share ("EPS") calculation. The adoption of this guidance did not have any impact on our consolidated results of operations. For additional details on our EPS calculation see Note 12.

Measuring Liabilities at Fair Value

On November 1, 2009 the Company adopted new guidance which relates to the fair value measurement of liabilities. This guidance provides clarification that in circumstances in which quoted prices in an active market for the identical liability are not available, a reporting entity is required to measure fair value using a valuation technique that uses quoted prices for the identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another technique that is consistent with the Fair Value principles. The adoption of this guidance did not have a significant impact on our consolidated financial position, cash flows or results of operations.

Amendments to Variable Interest Entity Guidance

In June 2009, new guidance was issued which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective at the start of a company's first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company). We are evaluating the impact that the adoption of this new guidance will have on our consolidated financial position, cash flows and results of operations.

Multiple-Deliverable Revenue Arrangements

In October 2009, new guidance was issued related to the accounting for multiple-deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable. These new rules will become effective, on a prospective basis, at the start of a Company's first fiscal year beginning after June 15, 2010 (November 1, 2010 for the Company). We are evaluating the impact that the adoption of this new guidance will have on our consolidated financial position, cash flows and results of operations.

Certain Revenue Arrangements That Include Software Elements

In October 2009, new guidance was issued that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product's essential functionality. This new rule will become effective, on a prospective basis, at the start of a Company's first fiscal year beginning after June 15, 2010 (November 1, 2010 for the Company). We are evaluating the impact that the adoption of this new guidance will have on our consolidated financial position, cash flows and results of operations.

 2.    RECLASSIFICATION AND ADOPTION OF NEW ACCOUNTING GUIDANCE

The following table provides a reconciliation of our adjusted October 31, 2009 balance sheet for adjustments made related to the retroactive adoption of new convertible debt accounting guidance (see Note 10 for additional information) and adjustments related to our discontinued operations (see Note 3 for additional information).

	October 31, 2009	Adoption of convertible debt guidance	Assets and liabilies held for sale	October 31, 2009 As adjusted
ASSETS
Current assets:
Cash and cash equivalents	$102,083			$102,083
Accounts receivable, net of allowances(1)	207,180		$(26,115)	181,065
Inventory	93,996		(67,309)	26,687
Software development costs and licenses	167,341			167,341
Prepaid taxes and taxes receivable	8,814			8,814
Prepaid expenses and other(1)	48,810		(1,337)	47,473
Assets held for sale			95,104	95,104

Total current assets	628,224	-	343	628,567

Fixed assets, net	27,392		(343)	27,049
Software development costs and licenses, net of current portion	75,521			75,521
Goodwill	220,881			220,881
Other intangibles, net	23,224			23,224
Other assets	33,329	(1,443)		31,886

Total assets	$1,008,571	$(1,443)	$-	$1,007,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$172,976		$(58,597)	$114,379
Accrued expenses and other current liabilities	174,983		(2,199)	172,784
Deferred revenue	6,334			6,334
Liabilities held for sale			60,796	60,796

Total current liabilities	354,293	-	-	354,293

Long-term debt	138,000	(40,937)		97,063
Income taxes payable	10,146			10,146

Total liabilities	502,439	(40,937)	-	461,502

Commitments and contingencies
Stockholders' Equity:
Preferred stock	-			-
Common stock	819			819
Additional paid-in capital	616,776	42,018		658,794
Accumulated deficit	(119,655)	(2,524)		(122,179)
Accumulated other comprehensive income	8,192			8,192

Total stockholders' equity	506,132	39,494	-	545,626

Total liabilities and stockholders' equity	$1,008,571	$(1,443)	$-	$1,007,128

(1)
Additionally, the Company reclassified $7,785 of prepaid expenses and other assets to accounts receivable in its October 31, 2009 Consolidated Balance Sheet to conform to current year presentation.

 3.    DISCONTINUED OPERATIONS

In February 2010, we completed the sale of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America, for approximately $44,250, including $37,500 in cash and up to an additional $6,750 based on the achievement of certain items. The sale will allow us to focus our resources on our publishing operations. The financial results of our distribution business have been classified as discontinued operations in our Condensed Consolidated Statements of Operations for all of the periods presented. The assets and liabilities of this business are reflected as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets for all periods presented.

The following is a summary of the results of the discontinued operations:

	Three months ended January 31,
	2010	2009
Net revenues	$118,771	$107,459

Income (loss) before income taxes	$(59)	$5,513

Net income (loss)	$(52)	$3,460

The following is a summary of the assets and liabilities of operations held for sale as of January 31, 2010 and October 31, 2009.

	January 31, 2010	October 31, 2009
Accounts receivable, net	$32,159	$26,115
Inventory	41,180	67,309
Prepaid expenses and other	499	1,337
Fixed assets, net	-	343

Total assets held for sale	$73,838	$95,104

Accounts payable	$27,794	$58,597
Accrued expenses and other current liabilities	1,360	2,199

Total liabilities held for sale	$29,154	$60,796

4.    MANAGEMENT AGREEMENT

We entered into a management services agreement with ZelnickMedia (the "Management Agreement"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman. In addition, we entered into employment agreements with Ben Feder and Karl Slatoff to serve as our Chief Executive Officer and Executive Vice President, respectively. Both Mr. Feder and Mr. Slatoff are partners of ZelnickMedia. The Management Agreement expires in October 2012 and provides for an annual management fee of $2,500 and a maximum bonus of $2,500 per fiscal year based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services under the Management Agreement, we recorded consulting expense (a component of general and administrative expenses) of $938 and $875 for the three months ended January 31, 2010 and 2009, respectively.

Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vest over 36 months and expire 10 years from the date of grant. Each month, we remeasure the fair value of the unvested portion of such options and record compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock impacts compensation expense or benefit recognized from period to period. We recorded stock-based compensation related to this option grant of $1,114 and $1,201 for the three months ended January 31, 2010 and 2009, respectively.

In addition, on June 13, 2008, we granted 600,000 shares of restricted stock to ZelnickMedia, that vest in three equal installments on June 13, 2009, 2010, and 2011; and 900,000 shares of restricted stock that vest over a four year period through 2012, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Industrial Index measured annually on a cumulative basis. We recorded stock-based compensation benefit related to these grants of restricted stock of $619 for the three months ended January 31, 2010 and stock-based compensation expense of $392 for the three months ended January 31, 2009.

5.    FAIR VALUE MEASUREMENTS

We follow a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of "observable inputs" and minimize the use of "unobservable inputs." The three levels of inputs used to measure fair value are as follows:

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

The table below segregates all assets that are measured at fair value on a recurring basis (which is measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	January 31, 2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds	$25,786	$25,786	$-	$-

On November 1, 2009, the Company adopted new Fair Value Measurements guidance, for all non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of this guidance for non-financial assets and liabilities that are measured at fair value on a non-recurring basis did not impact the Company's financial position or results of operations.

6.    COMPREHENSIVE LOSS

Components of comprehensive loss are as follows:

	Three months ended January 31,
	2010	2009
Net loss	$(33,874)	$(50,388)
Foreign currency translation adjustment	(7,940)	(19,250)

Comprehensive loss	$(41,814)	$(69,638)

7.    INVENTORY

Inventory balances by category are as follows:

	January 31, 2010	October 31, 2009
Finished products	$45,874	$20,288
Parts and supplies	4,788	6,399

Inventory	$50,662	$26,687

Estimated product returns included in inventory at January 31, 2010 and October 31, 2009 are $1,357 and $2,971, respectively.

8.    SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our software development costs and licenses are as follows:

	January 31, 2010		October 31, 2009
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$140,668	$40,890	$123,018	$46,574
Software development costs, externally developed	45,829	29,798	42,306	27,202
Licenses	349	1,990	2,017	1,745

Software development costs and licenses	$186,846	$72,678	$167,341	$75,521

Software development costs and licenses as of January 31, 2010 and October 31, 2009 include $243,615 and $212,939, respectively, related to titles that have not been released.

9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	January 31, 2010	October 31, 2009
Software development costs and royalties	$42,980	$55,151
Income tax payable and deferred tax liability	45,336	41,669
Compensation and benefits	22,374	16,749
Licenses	14,964	13,202
Marketing and promotions	10,399	11,038
Professional fees	5,939	6,153
Rent and deferred rent obligations	5,630	5,767
Deferred consideration for acquisitions	116	1,103
Other	16,715	21,952

Accrued expenses and other current liabilities	$164,453	$172,784

10.    LONG-TERM DEBT

Credit Agreement

In July 2007, we entered into a credit agreement which provides for borrowings of up to $140,000 and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at January 31,

2010), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at January 31, 2010), with the margin rate subject to the achievement of certain average liquidity levels. We had no outstanding borrowings at January 31, 2010 and October 31, 2009. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75%.

Information related to availability on our Credit Agreement is as follows:

	January 31, 2010	October 31, 2009
Available borrowings	$131,940	$88,137
Outstanding letters of credit	8,060	11,560

We recorded $588 and $1,938 of interest expense and fees related to the Credit Agreement for the three months ended January 31, 2010 and 2009, respectively. As of January 31, 2010, we were in compliance with all covenants and requirements in the Credit Agreement.

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

The indenture governing the Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the Convertible Notes will automatically become due and payable immediately. As of January 31, 2010, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

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

Adoption of new debt guidance impacting Convertible Notes

In May 2008, the FASB issued new accounting guidance on debt with conversion and other options. This guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the Company's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The guidance requires retrospective application of its provisions and it does not affect our cash flows. On November 1, 2009 we adopted this new guidance related to the accounting for convertible notes, and we reclassified the difference between the fair value and the principal amount of our Convertible Notes balance to additional paid-in-capital, representing the fair value of the embedded conversion option of the Convertible Notes. We estimated the fair value to be $94,408, as of the date of issuance of our Convertible Notes, assuming a 13% non-convertible borrowing rate. On November 1, 2009 we calculated the difference between the principal amount of the

Convertible Notes and the remaining liability component after the bifurcation to be $43,592 which we reclassified to debt discount with a corresponding adjustment made to additional paid-in-capital. Also upon adoption of this new guidance, we retrospectively adjusted the debt discount which is being amortized using the effective interest method as non-cash interest expense in our consolidated statement of operations in addition to the Convertible Notes' coupon interest payments over the five year period of the Convertible Notes. The results of the retrospective amortization on our consolidated statement of operations reflected an additional pre-tax non-cash interest expense of approximately $2,655 for the fiscal year ended October 31, 2009. Debt issuance costs of $4,984 were capitalized and are being amortized to interest expense over the term of the Convertible Notes. Debt issuance costs of $1,574 were related to the equity component and were recorded as a reduction of additional paid in capital. See Note 2 for retrospective application to previously reported items.

The following table provides additional information related to our Convertible Notes:

	January 31, 2010	October 31, 2009
Additional paid-in capital	$42,018	$42,018

Principal amount of Convertible Notes	$138,000	$138,000
Unamortized discount of the liability component	39,274	40,937

Net carrying amount of Convertible Notes	$98,726	$97,063

Carrying amount of debt issuance costs	$2,957	$3,127

The following table provides the components of interest expense related to our Convertible Notes:

For the three months ended January 31, 2010
Cash interest expense (coupon interest expense)	$1,509
Non-cash amortization of discount on Convertible Notes	1,663
Amortization of debt issuance costs	170

Total interest expense related to Convertible Notes	$3,342

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

Consumer Class Action and City of Los Angeles Litigation—Grand Theft Auto: San Andreas.    Beginning in July 2005, several consumers on behalf of all purchasers of our Grand Theft Auto: San Andreas game, and the City Attorney for the City of Los Angeles on behalf of the State of California, filed complaints alleging that we engaged in consumer deception and false advertising, breached an implied warranty of merchantability and were unjustly enriched as a result of our alleged failure to disclose that Grand Theft Auto: San Andreas contained "hidden" content. For pretrial purposes, these cases all were consolidated and transferred to the United States District Court for the Southern District of New York

(the "SDNY Court"). We agreed to a settlement of these cases in December 2007; however, in July 2008, the SDNY Court declined to certify the proposed settlement class on the basis that, under controlling case law issued after the parties negotiated the settlement, the plaintiffs could no longer meet their burden of showing that the case could proceed on the proposed class basis, regardless of whether the purpose of certification was for litigation or settlement. The plaintiffs subsequently applied for, and on April 15, 2009 the U.S. Court of Appeals for the Second Circuit granted, permission to file an interlocutory appeal.

We recently entered into agreements to resolve these cases on a non-class basis, on non-material financial terms. On February 16, 2010, the SDNY Court dismissed the putative class actions.

Securities Class Action—Grand Theft Auto: San Andreas and Option Backdating.    In February and March 2006, four purported class action complaints were filed against us and certain of our then current and former officers and directors in the SDNY Court. The actions were consolidated, and in April 2007 the lead plaintiffs filed a consolidated second amended complaint which contained allegations related to purported "hidden content" contained in Grand Theft Auto: San Andreas and the backdating of stock options, including the investigation thereof conducted by the Special Litigation Committee of the Board of Directors and the restatement of our financial statements relating thereto. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. The lead plaintiffs sought unspecified compensatory damages and costs including attorneys' fees and expenses. In April 2008, the Court dismissed, with leave to amend, all claims as to all defendants relating to Grand Theft Auto: San Andreas and certain claims as to our former CEO, CFO and certain director defendants relating to the backdating of stock options. In September 2008, the lead plaintiff filed a third amended consolidated complaint seeking to reinstate these claims, which we opposed. On August 31, 2009, we entered into a memorandum of understanding with the lead plaintiffs to comprehensively settle all claims asserted by them against us, our Rockstar Games subsidiary and all of the current and former officers and directors named in the actions. Under the terms of the proposed settlement, we will pay approximately $20,115 into a settlement fund for the benefit of class members, approximately $15,315 of which will be paid by our insurance carriers and the balance of approximately $4,800 has previously been accrued for in our financial statements. In addition to the payment to the settlement fund, we will also supplement the substantial changes that we have already implemented in our corporate governance policies and practices. The proposed settlement is subject to the completion of final documentation and preliminary and final approval by the SDNY Court. Neither we, our subsidiary nor any of the individuals admit any wrongdoing as part of the proposed settlement agreement

St. Clair Derivative Action.    In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the SDNY Court against us, as nominal defendant, and certain of our directors and certain former officers and directors. Certain of the factual allegations in this action are similar to those in the securities class action described above. The plaintiff asserts that certain defendants breached their fiduciary duty by selling their stock while in possession of certain material non-public information and that we violated Section 14(a) of the Exchange Act and Rule 14a-9 thereunder by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. The plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold our stock, unspecified compensatory damages with interest and its costs in the action. In March 2007, the Special Litigation Committee moved to dismiss the complaint based on, among other things, the Committee's conclusion that "future pursuit of this action is not in the best interests of Take-Two or its shareholders." In August 2007, the plaintiff filed an Amended Derivative and Class Action Complaint alleging, among other things, that defendants breached their fiduciary duties in connection with the issuance of proxy statements from 2001 through

2005. In September 2007, the Special Litigation Committee moved to dismiss the Amended Complaint or to consolidate certain of its claims with the securities class action. In July 2008, the Court dismissed all claims against us and all claims against all defendants that arose out of the plaintiff's derivative claims. The Court expressly did not determine whether these claims would entitle the putative class to monetary damages, but invited briefs from the individual defendants on this point. In October 2008, these individuals moved to dismiss the remaining claims against them. Briefing was concluded as of January 16, 2009. On September 15, 2009, the case was reassigned to Judge Sullivan, who denied the pending motions to dismiss without prejudice pending an October status conference. At that status conference, the Court reinstated the motions to dismiss, and oral argument on those motions was held November 23, 2009. The motions are now pending before the Court.

Derivative Action—Option Backdating.    In July and August 2006, shareholders Richard Lasky and Raeda Karadsheh filed purported derivative actions in the SDNY Court against us, as nominal defendant, and certain of our directors and certain former officers and directors. These actions were consolidated in November 2006 and the plaintiffs filed a consolidated complaint in January 2007, which focused exclusively on our historical stock option granting practices, alleging violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity-based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. These matters were referred to the Special Litigation Committee, which moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and Board of Directors. On April 21, 2009, the Court granted the Special Litigation Committee's motion in its entirety, dismissing all claims against all named defendants except Ryan A. Brant, James David, Larry Muller, and Kelly G. Sumner, and assigning those remaining claims to the Company as the sole party plaintiff. On June 15, 2009, the former shareholder plaintiffs applied for the entry of final judgment in order to permit the immediate appeal of the Court's April 21, 2009 order dismissing certain defendants and terminating the former shareholder plaintiffs from consolidated action, which application the Court denied on March 5, 2010. Also on June 15, 2009, as directed by the Court, the Company filed an amended complaint against the remaining defendants in the suit. Those defendants have since moved to dismiss the Company's amended complaint, supporting and opposing briefs have been filed by all parties, and their motions remain pending before the Court.

Strickland et al. Personal Injury Action.    In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against us, Sony Computer Entertainment America Inc., Sony Corporation of America, Wal-Mart, GameStop and Devin Moore, alleging under Alabama's manufacturers' liability and wrongful death statutes, that our video games resulted in "copycat violence" that caused the deaths of Messrs. Strickland, Crump and Mealer by Mr. Moore. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600,000. In April 2006, the plaintiffs amended the complaint to add a claim for civil conspiracy. Our motion to dismiss that claim is pending, but there currently is no scheduling order in effect. At our request, the Court held an evidentiary hearing on October 30, 2008 to consider the exclusion of certain expert testimony and a second hearing was held on December 18, 2008. On July 29, 2009, the Court entered an order excluding the expert testimony and granting summary judgment to the Company. Plaintiff Steve Strickland filed a Notice of Appeal on August 10, 2009, which appeal is pending. We believe that the claims are without merit and that this action is similar to lawsuits brought and dismissed by courts in other jurisdictions.

We intend to vigorously defend all of the above pending matters and, with respect to the derivative actions, we have been advised that the individual defendants will vigorously defend such actions.

 12.    EARNINGS (LOSS) PER SHARE ("EPS")

The following table sets forth the computation of basic and diluted earnings (loss) per common share (shares in thousands):

	Three months ended January 31,
	2010	2009
Denominator for basic earnings per share	78,139	76,102
Effect of potential dilutive common stock equivalents	—	—

Denominator for diluted earnings per share	78,139	76,102

The Company incurred a net loss from continuing operations for the three months ended January 31, 2010 and 2009; therefore, the basic and diluted weighted average shares outstanding exclude the impact of all common stock equivalents because their impact would be antidilutive.

The Company defines common stock equivalents as unexercised stock options, unvested time-based and market-based restricted stock, common stock equivalents underlying the Convertible Notes (see Note 10) and warrants outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Company's Convertible Notes, which are assessed for their impact on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator. For the three months ended January 31, 2010, the assumed conversion of 12,927,000 shares underlying our Convertible Notes was antidilutive; therefore the shares were excluded from the computation of diluted EPS.

In connection with the issuance of our Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 10) which were excluded from the calculation of diluted EPS because their impact is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our Convertible Notes, the Company entered into warrant transactions (see Note 10). For the three months ended January 31, 2010, the Company excluded the warrants outstanding from its diluted EPS because the warrants' strike price of $14.945 was greater than the average market price of our common stock.

For the three months ended January 31, 2010 and 2009, other common stock equivalents excluded from the diluted EPS calculation included unexercised stock awards because their effect would have been antidilutive due to the net loss for those periods. The number of the antidilutive unexercised stock options and unvested time-based and market-based restricted stock ("participating restricted stock") was approximately 10,080,000 and 8,318,000 for the three months ended January 31, 2010 and 2009, respectively.

For the three months ended January 31, 2010, we issued approximately 1,885,000 shares of common stock in connection with restricted stock awards. During the three months ended January 31, 2010, we canceled 20,000 shares of unvested restricted stock awards.

On November 1, 2009, we adopted new accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities and, as a result, unvested share-based awards which include the right to receive non-forfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. Our unvested restricted stock rights (including restricted stock units, time-based and market-based restricted stock awards) are considered participating restricted stock since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. For the three months ended January 31, 2010 and 2009 we had 6,535,000 and 4,077,000, respectively, of unvested share-based awards that are considered participating restricted stock which are included in our other common stock equivalents disclosed above.

13.    SEGMENT AND GEOGRAPHIC INFORMATION

We are a publisher of interactive software games designed for video game consoles, personal computers, handheld devices and digital distribution.

Our reporting segment is based upon our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Executive Officer, our chief operating decision maker ("CODM") to evaluate performance. The Company's operations involve similar products and customers worldwide. We are centrally managed and the CODM primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform to make operational decisions and assess financial performance. Our business consists of our Rockstar Games and 2K labels which have been aggregated into a single reportable segment (the "publishing segment") based upon their similar economic characteristics, products and distribution methods. Revenue earned from our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third parties. Accordingly, the Company operates as a single segment.

Prior to the first quarter of fiscal year 2010, we managed our business primarily based on our publishing and distribution businesses. In February 2010, we completed the sale of the assets of our distribution business. As a result, the financial results of our distribution business have been classified as discontinued operations in our Condensed Consolidated Statements of Operations for all of the periods presented. The assets and liabilities of this business are reflected as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets for all periods presented.

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region is as follows:

	Three months ended January 31,
Net revenue by geographic region:	2010	2009
United States	$110,912	$78,635
Canada	11,329	7,779

North America	122,241	86,414
Continental Europe	20,005	38,373
United Kingdom	13,204	14,983
Asia Pacific and other	7,788	9,581

Total net revenue	$163,238	$149,351

Net revenue by product platform is as follows:

	Three months ended January 31,
Net revenue by product platform:	2010	2009
Microsoft Xbox 360	$67,224	$27,209
Sony PlayStation 3	31,822	23,103
Nintendo Wii	21,985	28,708
PC	13,198	35,520
Sony PSP	9,383	12,289
Sony PlayStation 2	9,961	14,042
Nintendo DS	8,177	7,542
Other	1,488	938

Total net revenue	$163,238	$149,351

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2009, in the section entitled "Risk Factors," and the Company's other periodic filings with the SEC. All forward-looking statements are qualified by these cautionary statements and apply only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and footnotes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A included in our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended October 31, 2009.

Overview

Our Business

We are a global publisher and developer of interactive entertainment software. Our business consists of our wholly-owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. We develop, publish, market and sell software titles for the leading gaming and entertainment hardware platforms including: Sony's PlayStation®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems; Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") video game and entertainment system; Nintendo's Wii™ ("Wii") and DS™ ("DS") systems; and for the PC and Games for Windows®. We also selectively develop and publish titles for digital distribution via Sony's PlayStation®Network ("PSN") and Microsoft's Xbox LIVE® Marketplace ("Xbox LIVE") and Xbox LIVE® Arcade ("XBLA"), as well as digitally offer our PC titles through online download stores and services such as Steam. We also develop and publish titles for the iPhone™ and iPod® touch. The global installed base for the prior generation of platforms, including PS2 and DS ("prior generation platforms") is substantial. The release of the PS3, Xbox 360, and Wii platforms ("current generation platforms") has further expanded the video game software market. We are continuing to increase the number of titles released on the current generation platforms while also developing titles for certain prior generation platforms such as PS2 and DS given their significant installed base, as long as it is economically attractive to do so. We have pursued a strategy of capitalizing on the widespread market acceptance of interactive entertainment, as well as the growing popularity of innovative action, adventure, racing, role-playing, sports and strategy games that appeal to the expanding demographic of video game players.

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

Revenue is primarily derived from the sale of internally developed software titles and software titles developed by third parties for our benefit. Operating margins are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. We have internal development studios located in Australia, Canada, China, Czech Republic, the United Kingdom, and the United States.

We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category and create groundbreaking entertainment by leveraging our existing franchises as well as developing new brands. Software titles published by our Rockstar Games label are primarily internally developed. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series and continues to expand on our established franchises by releasing sequels as well as offering downloadable episodes and content. In 2010, Rockstar released the critically acclaimed Grand Theft Auto: Chinatown Wars on the iPhone and iPod touch. Rockstar is also well known for developing brands in other genres, including the Bully, Manhunt, Max Payne and Red Dead franchises, and introduced a new brand in the music genre in 2009 with Rockstar Games and Timbaland present Beaterator.

Our 2K label publishes its titles under 2K Games, 2K Sports and 2K Play.

2K Games has published a variety of popular entertainment properties across multiple genres and platforms and we expect 2K Games to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. In February 2010, 2K Games released BioShock 2, a new multiplayer experience that enhances the lore and fiction of the BioShock universe. 2K Games also expanded the Sid Meier's Civilization series by releasing Sid Meier's Civilization® Revolution™ onto mobile platforms for the iPhone and iPod touch. 2K Games expects to further expand upon the Civilization franchise by introducing Civilization® Network™ exclusively on Facebook in calendar 2010. 2K Games has also published titles that were externally developed, such as The Darkness™, The Elder Scrolls IV: Oblivion® and Borderlands™, which has become another key franchise for 2K Games since its launch in the fourth quarter of 2009.

2K Sports develops most of its software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series, NHL 2K series, and our Top Spin tennis series. 2K Sports has secured long-term, third party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media. In addition, 2K Sports has secured licensing agreements with the National Basketball Association (NBA) and the National Hockey League (NHL). NBA 2K10 was the best selling and highest rated basketball game for the Xbox 360® video game and entertainment system from Microsoft and the PlayStation®3 computer entertainment system through January 2010, according to The NPD Group's estimates of U.S. retail video game sales and Metacritic.com. 2K Sports also has expansion initiatives in the rapidly growing Asia markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. In 2009, 2K Sports secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia. At the same time, 2K Sports also announced a partnership with Tencent Holdings Limited, one of China's leading online game operators, to co-develop and distribute NBA 2K Online in China.

2K Play focuses on developing and publishing titles for the growing market of casual and family-friendly games. 2K Play titles are developed by both internal development studios and third party developers. Internally developed titles include Carnival Games and Birthday Party Bash. In Fiscal 2010 2K Play released Ringling Bros. and Barnum & Bailey® Circus, a new licensed casual and family-friendly, internally developed game. 2K Play also has a partnership with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer; Go, Diego, Go!; Ni Hao, Kai-lan and The Backyardigans. In February 2010, 2K Play released The Misadventures of P.B. Winterbottom on XBLA and is working with several small independent developers to publish additional casual gaming titles for XBLA, such as Axel & Pixel. We expect family-oriented gaming to continue to be a component of our industry in the future.

Discontinued operations

In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America for approximately $44.25 million, including $37.5 million in cash and up to an additional $6.75 million based on the achievement of certain items. The sale will allow us to focus our resources on our publishing operations. The financial results of this business, which were previously reported as our distribution business, have been classified as discontinued operations in our Condensed Consolidated Statements of Operations for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets for all periods presented. See Note 3 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Trends and Factors Impacting our Business

Product Release Schedule.    Our financial results are impacted by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. The timing of our Grand Theft Auto releases vary significantly, which in turn impacts our financial performance on a quarterly and annual basis.

Economic Environment and Retailer Performance.    We continue to monitor the adverse changes in economic conditions which may have unfavorable impacts on our business, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. The unfavorable economic environment has impacted several of our customers, and is expected to continue to do so during fiscal 2010. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Our business is also negatively impacted by the actions of certain of our large customers, who sell used copies of our games, which reduces demand for new copies of our games. We have begun to offer downloadable episodes for certain of our titles, which require the user to have a copy of the original game. While this may serve to reduce some used game sales, we expect sales of used games to continue to increase.

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

First Quarter 2010 Releases

We did not release any key titles in the first quarter of fiscal year 2010.

Product Pipeline

We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Actual/Expected Release Date
BioShock® 2	2K Games	Internal	PS3, Xbox 360, PC	February 9, 2010 (released)
Red Dead Redemption	Rockstar Games	Internal	PS3, Xbox 360	May 18, 2010
L.A. Noire	Rockstar Games	External	PS3, Xbox 360	Fiscal year 2010
Mafia® II	2K Games	Internal	PS3, Xbox 360, PC	Fiscal year 2010
Max Payne 3	Rockstar Games	Internal	PS3, Xbox 360, PC	Fiscal year 2010
Sid Meier's Civilization® V	2K Games	Internal	PC	Fiscal year 2010
NBA® 2K11	2K Sports	Internal	TBA	Fiscal year 2010
Spec Ops®: The Line™	2K Games	External	PS3, Xbox 360, PC	Fiscal Year 2011

Critical Accounting Policies and Estimates

Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition; allowances for returns, price concessions and other allowances; capitalization and recognition of software development costs and licenses; fair value estimates including inventory obsolescence, valuation of goodwill, intangible assets and long-lived assets; valuation and recognition of stock-based compensation; and income taxes. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

Recently Issued Accounting Pronouncements

Business Combinations

On November 1, 2009 the Company adopted the guidance that requires acquiring entities in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. The guidance also requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be determined during the measurement period. This new rule specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. The adoption of this guidance did not have an impact on our consolidated financial position, cash flows or results of operations.

Intangibles—Goodwill and Other

On November 1, 2009 the Company adopted the guidance issued for determining the useful life of a recognized intangible asset which applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. The adoption of this guidance did not have any impact on our consolidated financial position, cash flows or results of operations.

Debt

On November 1, 2009 the Company adopted the guidance specifying that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting the Company's non-convertible debt borrowing rate.

In June 2009, we issued $138.0 million of 4.375% convertible senior notes due 2014 ("Convertible Notes") which was classified as long-term debt at October 31, 2009. On November 1, 2009 we calculated the difference between the principal amount of the Convertible Notes and the remaining liability component after the bifurcation to be $43.6 million, which was reclassified to debt discount with a corresponding adjustment made to additional paid-in-capital. Also upon adoption of this new guidance, on November 1, 2009 we retrospectively adjusted the debt discount which is being amortized as non-cash interest expense in our consolidated statements of operations in addition to the Convertible Notes' coupon interest payments over the five year period of the Convertible Notes. For additional details on our Convertible Notes see Note 10 to our Condensed Consolidated Financial Statements.

Earnings Per Share

On November 1, 2009 the Company adopted new guidance which clarified that stock-based payment awards that entitle holders to receive non-forfeitable dividends before they vest should be considered participating securities and included in the basic Earnings Per Share ("EPS") calculation. The adoption of this guidance did not have any impact on our consolidated results of operations. For additional details on our EPS calculation see Note 12 to our Condensed Consolidated Financial Statements.

Measuring Liabilities at Fair Value

On November 1, 2009 the Company adopted new guidance which relates to the fair value measurement of liabilities. This guidance provides clarification that in circumstances in which quoted prices in an active market for the identical liability are not available, a reporting entity is required to measure fair value using a valuation technique that uses quoted prices for the identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another technique that is consistent with the Fair Value principles. The adoption of this guidance did not have a significant impact on our consolidated financial position, cash flows or results of operations.

Amendments to Variable Interest Entity Guidance

In June 2009, new guidance was issued which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective at the start of a company's first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company). We are evaluating the impact that the adoption of this new guidance will have on our consolidated financial position, cash flows and results of operations.

Multiple-Deliverable Revenue Arrangements

In October 2009, new guidance was issued related to the accounting for multiple-deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable. These new rules will become effective, on a prospective basis, at the start of a Company's first fiscal year beginning after June 15, 2010 (November 1, 2010 for the Company). We are evaluating the impact that the adoption of this new guidance will have on our consolidated financial position, cash flows and results of operations.

Certain Revenue Arrangements That Include Software Elements

In October 2009, new guidance was issued that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product's essential functionality. This new rule will become effective, on a prospective basis, at the start of a Company's first fiscal year beginning after June 15, 2010 (November 1, 2010 for the Company). We are evaluating the impact that the adoption of this new guidance will have on our consolidated financial position, cash flows and results of operations.

Note on Climate Change

In February 2010, the SEC released its Commission Guidance Regarding Disclosure Related to Climate Change, calling on public companies to consider the potential impacts of global climate change-related regulation, international accords, and physical effects, including any indirect consequences of such. There are presently a number of current and proposed regulatory initiatives, both domestically and globally, that are geared towards limiting and scaling back the emission of greenhouse gases ("GHG"s), which certain scientists have linked to global climate change. While we do not anticipate any material adverse effects in the future based on the nature of our operations and the current or draft forms of such laws, there is no assurance that such existing or future laws will not indirectly impact our operations through, for example, increased energy, manufacturing, or distribution costs. Further, the U.S. Environmental Protection Agency has found that global climate change could increase the severity and perhaps the frequency of extreme weather events. Although we do not anticipate that such would have a material adverse effect on our financial condition or operating results, increased severe weather patterns could result in indirect consequences such as the disruption or impairment of certain of our product distribution channels.

Results of Operations

Consolidated operating results, net revenue by geographic region and revenue by platform as a percent of net revenue are as follows:

	Three months ended January 31,
	2010	2009
Net revenue	100.0%	100.0%

Cost of goods sold	61.5%	68.8%
Gross profit	38.5%	31.2%
Selling and marketing	25.2%	25.9%
General and administrative	17.6%	25.7%
Research and development	9.5%	14.0%
Depreciation and amortization	2.5%	3.2%

Total operating expenses	54.8%	68.8%

Loss from operations	(16.2)%	(37.6)%
Interest and other, net	(2.9)%	1.6%

Loss from continuing operations before income taxes	(19.2)%	(36.0)%
Provision for income taxes	1.5%	0.0%

Loss from continuing operations	(20.7)%	(36.1)%
Income (loss) from discontinued operations, net of taxes	0.0%	2.3%

Net loss	(20.8)%	(33.7)%

Net revenue by geographic region:
United States and Canada	74.9%	57.9%
Europe, Asia Pacific and Other	25.1%	42.1%
Net Revenue by platform:
Console	80.2%	62.3%
Handheld	10.8%	13.3%
PC	8.1%	23.8%
Other	0.9%	0.6%

Three Months ended January 31, 2010 compared to January 31, 2009

(thousands of dollars)	2010	%	2009	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$163,238	100.0%	$149,351	100.0%	$13,887	9.3%
Product costs	53,079	32.5%	51,762	34.7%	1,317	2.5%
Software development costs and royalties(1)	37,330	22.9%	23,302	15.6%	14,028	60.2%
Internal royalties	2,118	1.3%	20,472	13.7%	(18,354)	(89.7)%
Licenses	7,831	4.8%	7,181	4.8%	650	9.1%

Cost of goods sold	100,358	61.5%	102,717	68.8%	(2,359)	(2.3)%

Gross profit	$62,880	38.5%	$46,634	31.2%	$16,246	34.8%

(1)
Includes $1,670 and $1,172 of stock-based compensation expense in 2010 and 2009, respectively.

Net revenue increased $13.9 million for the three months ended January 31, 2010 as compared to the same period in 2009, primarily due to revenue generated by our 2K label, led by the release of Borderlands in October 2009 and a $16.5 million year-over-year increase in our NBA franchise. Partially offsetting the increases in net revenue was a decrease in sales of our Grand Theft Auto franchise of $17.6 million as well as decreases in net revenue of our Carnival and Midnight Club franchises of $11.1 million and $7.4 million, respectively.

Net revenue on current generation platforms accounted for approximately 74.1% of our total net revenue in the first quarter of 2010 compared to 52.9% for the same period in 2009. The increase is primarily due to the success of Borderlands on the PS3 and Xbox 360. PC sales decreased 62.8% primarily reflecting reduced sales of Grand Theft Auto IV on the PC, which launched in the first quarter of 2009. Handheld and prior generation sales decreased 18.8% as we expected volume on prior generation platforms to decline and therefore reduced the number of titles in development for these older platforms.

Gross profit as a percentage of net revenue increased in 2010 compared to the same period of the prior year due to lower internal royalty expense, which was primarily due to the lower revenue generated from our Grand Theft Auto franchise. Additionally, in 2009 we offered greater price concessions to our customers based on the economic slowdown and related pressure to lower prices on certain titles. The improvement in gross profit as a percentage of net revenue compared to the prior period was partially offset by higher development royalties on the externally developed Borderlands.

Revenue earned outside of North America decreased to $41.0 million (25.1%) in the first quarter 2010 compared to $62.9 million (42.1%) in the first quarter 2009. The year-over-year decrease as a percentage of net sales was primarily attributable to higher sales of Grand Theft Auto IV and Midnight Club: Los Angeles in the first quarter 2009. Foreign exchange rates increased net revenue and gross profit by approximately $5.9 million and $0.3 million, respectively, in the first quarter of 2010 as compared to the first quarter of 2009.

Operating Expenses

(thousands of dollars)	2010	% of net revenue	2009	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)

Selling and marketing	$41,094	25.2%	$38,671	25.9%	$2,423	6.3%
General and administrative	28,695	17.6%	38,455	25.7%	(9,760)	(25.4)%
Research and development	15,455	9.5%	20,943	14.0%	(5,488)	(26.2)%
Depreciation and amortization	4,159	2.5%	4,782	3.2%	(623)	(13.0)%

Total operating expenses(1)	$89,403	54.8%	$102,851	68.8%	$(13,448)	(13.1)%

(1)
Includes stock-based compensation expense as follows:

	2010	2009
Selling and marketing	$716	$493
General and administrative	2,607	$3,391
Research and development	1,444	$1,126

Foreign currency exchange rates negatively impacted total operating expenses by approximately $3.1 million in the first quarter of 2010 as compared to the first quarter of 2009.

Selling and marketing

Selling and marketing expenses increased $2.4 million for the three months ended January 31, 2010, as compared to the same period in 2009 primarily due to higher advertising expenses related to Borderlands, Grand Theft Auto: Episodes from Liberty City and BioShock 2.

General and administrative

General and administrative expenses decreased $9.8 million for the three months ended January 31, 2010 compared to the same period in 2009 primarily due to a decrease of $6.8 million in legal fees and settlement costs, reflecting a reduced number of legal and regulatory matters. In addition, the first quarter of 2009 reflects incremental, non-recurring expenses related to contract negotiations. Also, bad debt expense declined $2.1 million as a result of a bad debt incurred in 2009 and lower accounts receivable balances in 2010.

General and administrative expenses for the three months ended January 31, 2010 and 2009 also include occupancy expense (primarily rent, utilities and office expenses) of $4.0 million and $3.4 million, respectively, related to our development studios.

Research and development

Research and development expenses decreased $5.5 million for the three months ended January 31, 2010 compared to the same period in 2009 primarily due to higher payroll capitalization rates at our development studios due to a greater number of titles having reached technological feasibility and a decrease in production expenses.

Interest and other, net.    Interest and other, net was an expense of $4.8 million for the three months ended January 31, 2010 compared to income of $2.4 million for the three months ended January 31, 2009. We incurred a foreign exchange loss of $0.9 million for the three months ended January 31, 2010 compared to a foreign exchange gain of $3.9 million for the three months ended January 31, 2009. The three months ended January 31, 2010 included $3.9 million of interest expense compared to $1.5 million for the same period in 2009 due to higher average debt and interest rates for the three months ended January 31, 2010.

Provision for income taxes.    For the three months ended January 31, 2010, income tax expense was $2.5 million, compared to income tax expense of $0.02 million in the first quarter of 2009. The increase in tax expense in 2010 is primarily attributable to taxable earnings in certain foreign jurisdictions and losses in other foreign jurisdictions for which no benefit was provided due to the uncertainty of their realization, while for the same period in 2009, we recorded tax expense related to earnings in certain foreign jurisdictions, partially offset by tax benefits related to the utilization of losses generated in 2009 against taxable income from discontinued operations.

We did not record an income tax benefit on our pre-tax losses in the first quarter of 2010 due to uncertainty regarding the realization of our deferred tax assets, and recorded income tax expense on income generated in certain foreign jurisdictions.

Our effective tax rate differed from the federal, state and foreign statutory rates primarily due to changes in valuation allowances during the first quarter.

In the second quarter of 2010, we paid $10.7 million in settlement of certain income tax audits that we had previously recorded on gross unrecognized tax benefits. This payment will be applied to gross unrecognized tax benefits in the second quarter. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Discontinued operation.    Loss from discontinued operations, net of income tax, reflects the results of our former distribution business for which net assets were sold in February 2010. For the three months ended January 31, 2010, the loss was $0.1 million as compared to net income of $3.5 million for the same period last year. The decrease is mainly due to higher product costs more than offsetting an increase in net revenues to $118.8 million in 2010 from $107.5 in 2009. The increase in product costs was primarily due to mix, as well as write downs of older inventory to net realizable value.

Net loss and loss per share.    For the three months ended January 31, 2010, our net loss was $33.9 million, compared to a net loss of $50.4 million in the same period of 2009. Net loss per share for the three months ended January 31, 2010 was $0.43 compared to a net loss per share of $0.66 for the three months ended January 31, 2009. Weighted average shares outstanding increased compared to the prior period due to the vesting of restricted stock over the last twelve months.

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our credit agreement and our Convertible Notes to satisfy our working capital needs.

In February 2010, we completed the sale to Synnex of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America for approximately $44.25 million, including $37.5 million in cash and up to an additional $6.75 million based on the achievement of certain items. The sale will allow the Company to focus its resources on its publishing operations. The financial results of this business, which were previously reported as our distribution business, have been classified as discontinued operations in our Condensed Consolidated Statements of Operations for all of the periods presented. The assets and liabilities of this business are reflected as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets for all periods presented.

In June 2009, we issued $138.0 million aggregate principal amount of 4.375% convertible senior notes due 2014 ("Convertible Notes"). Interest on the Convertible Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2009. The Convertible Notes mature on June 1, 2014, unless earlier redeemed or repurchased by the Company or converted.

The Convertible Notes are convertible at an initial conversion rate of 93.6768 shares of our common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 31, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call the Convertible Notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after December 1, 2013 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

At any time on or after June 5, 2012, the Company may redeem all of the outstanding Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide notice of redemption to holders of the Convertible Notes exceeds 150% of the conversion price in effect on each such trading day. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date. The indenture governing the Convertible Notes contains customary terms and covenants and events of default. As of January 31, 2010, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

In July 2007, we entered into a credit agreement which provides for borrowings of up to $140.0 million and is secured by substantially all of our assets and the equity of our subsidiaries (the "Credit Agreement"). The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at January 31, 2010 and October 31, 2009), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at January 31, 2010 and October 31, 2009). We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75%.

Availability under the Credit Agreement is restricted by our domestic and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

As of January 31, 2010 there were no outstanding borrowings and $131.9 million was available for borrowings. We had $8.1 million of letters of credit outstanding at January 31, 2010.

The Credit Agreement substantially limits us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30.0 million (including available borrowings under the credit facility), based on a 30-day average. As of January 31, 2010, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 52.1% of net revenue for the three months ended January 31, 2010 and 2009. As of January 31, 2010 and October 31, 2009, amounts due from our five largest customers comprised approximately 80.0% and 59.7% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 75.9% and 50.3% of such balance at January 31, 2010 and October 31, 2009, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may impact our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. There were no material agreements requiring known cash commitments entered into during the three months ended January 31, 2010 that were not previously reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

Our cash and cash equivalents increased by $3.9 million for the three months ended January 31, 2010 as follows:

	Three months January 31,
(thousands of dollars)	2010	2009

Cash provided by (used for) operating activities	$4,029	$(56,809)
Cash used for investing activities	(1,820)	(2,198)
Cash provided by financing activities	—	4
Effects of exchange rates on cash and cash equivalents	1,692	(3,438)

Net increase (decrease) in cash and cash equivalents	$3,901	$(62,441)

At January 31, 2010 we had $106.0 million of cash and cash equivalents, compared to $102.1 million at October 31, 2009. Our increase in cash and cash equivalents from October 31, 2009 was primarily a result of cash provided by operating activities reflecting the collection of accounts receivable from sales generated from our fourth quarter 2009 releases and during the holiday season. Partially offsetting the collection of our accounts receivable were decreases in accounts payable and accrued expenses. In addition, we continued to increase spending on capitalized expenditures for software development costs and licenses.

Cash used for investing activities consisted of purchases of computer equipment and software, which did not significantly change for the first quarter of 2010 compared to the prior period.

Cash and cash equivalents were positively impacted by $1.7 million in 2010 as a result of foreign currency exchange movements.

Off-Balance Sheet Arrangements

As of January 31, 2010 and October 31, 2009, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any off-balance sheet arrangements and are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia, and Asia. For the three months ended January 31, 2010 and 2009, approximately 32.1% and 47.3%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Fluctuations in Quarterly Operating Results and Seasonality

We have experienced fluctuations in quarterly operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our titles are also seasonal, with generally higher shipments typically occurring in the fourth calendar quarter (our fourth and first fiscal quarters) as a result of increased demand for titles during the holiday season. Quarterly comparisons of operating results are not necessarily indicative of future operating results.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at January 31, 2010), or (b) 3.25% to 3.75% above the LIBOR rate with a minimum 4.00% LIBOR Rate (7.25% at January 31, 2010), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The Convertible Notes pay interest semi-annually at a fixed rate of 4.375% per annum and we expect that there will be no fluctuation related to the Convertible Notes impacting our current year cash component of interest expense. For additional details of our Convertible Notes see Note 10 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended January 31, 2010, our foreign currency translation loss adjustment was approximately $7.9 million. We recognized a foreign exchange transaction loss in interest and other expense, net in our consolidated statement of operations for the three months ended January 31, 2010 of $0.9 million and a foreign exchange transaction gain for the three months ended January 31, 2009 of $3.9 million.

We use forward foreign exchange contracts to mitigate foreign currency risk related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. At January 31, 2010, we had forward contracts outstanding to purchase $27.5 million of foreign currency in exchange for U.S. dollars and to purchase $14.7 million of U.S. dollars in exchange for foreign currencies with a maturity of less than one year and recorded a $0.1 million foreign currency transaction loss related to these contracts in interest and other expense, net.

For the three months ended January 31, 2010, 32.1% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.2%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.2%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company's gross margin by 0.6%.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2010, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, financial condition, results of operations or cash flows. Except as noted below, there were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009. In addition to the matters reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, we are, or may become, involved in routine litigation in the ordinary course of business which we do not believe to be material to our business, financial condition, results of operations or cash flows.

Consumer Class Action and City of Los Angeles Litigation—Grand Theft Auto: San Andreas.    As described above in Note 11 of Part I, on or about January 29, 2010, we entered into a settlement agreement with the plaintiffs in all of these cases, except the LA City Attorney, that would resolve their claims on a non-class basis. On February 10, 2010, the parties sent the SDNY Court a proposed stipulation and order dismissing the plaintiffs' claims. Should the SDNY Court enter the parties' agreed order, plaintiffs also will withdraw their interlocutory appeal, finally concluding their lawsuits.

St. Clair Derivative Action.    As described above in Note 11 of Part I, oral argument was held on November 23, 2009, regarding the individual defendants' motions to dismiss the remaining claims against them. Those motions are now pending before the Court.

Item 1A.    Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 other than the following.

Our ability to use net operating loss carryforwards to reduce future years' taxes could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Section 382 of the Internal Revenue Code contains rules that limit the ability of a company to use its net operating loss carryforwards in years after an ownership change, which is generally defined as any change in ownership of more than 50% of its stock over a three-year testing period. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and/or any change in ownership arising from a new issuance of stock by the company. If, as a result of future transactions involving our common stock, including purchases or sales of stock by 5% stockholders, we undergo cumulative ownership changes which exceed 50% over the testing period, our ability to use our net operating loss carryforwards would be subject to additional limitations under Section 382.

Generally, if an ownership change occurs, the annual taxable income limitation on the use of net operating loss carryforwards is equal to the product of the applicable long-term tax exempt rate and the value of the company's stock immediately before the ownership change. Depending on the resulting limitation, a portion of our net operating loss carryforwards could expire before we would be able to use them.

Our inability to fully utilize our net operating losses to offset taxable income generated in the future could have a material and negative impact on our future financial position and results of operations.

Item 6.    Exhibits

Exhibits:
3.1	Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on February 24, 2010 and incorporated herein by reference.
10.1
Agreement dated January 20, 2010, by and among the persons and entities listed on Schedule A thereto and the Company, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 21, 2010 and incorporated herein by reference.
10.2
Asset Purchase Agreement, dated December 21, 2009, by and among SYNNEX Corporation, Jack of All Games, Inc., Jack of All Games (Canada), Inc., and solely for purposes of Section 9.2 therein, the Company, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 321, 2009 and incorporated herein by reference.
10.3
First Amendment, effective August 21, 2009, to the Confidential License Agreement, effective February 21, 2007, by and among Nintendo of America Inc. and Take-Two Interactive Software, Inc. and certain of its affiliates party thereto.
10.4
Second Amendment to Employment Agreement, dated December 16, 2009, by and between the Company and Lainie Goldstein, filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on December 18, 2009 and incorporated herein by reference.†
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

†
Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: March 10, 2010	By:	/s/ BEN FEDER Ben Feder Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2010	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial and Accounting Officer (Principal Financial Officer)