Form 10-Q
period 2010-04-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2010-06-09
CIK 946581

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
OR
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

As of June 4, 2010, there were 84,754,333 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 30, 2010	October 31, 2009
	(Unaudited)	(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$180,516	$102,083
Accounts receivable, net of allowances of $54,798 and $37,191 at April 30, 2010 and October 31, 2009, respectively	39,295	181,065
Inventory	24,761	26,687
Software development costs and licenses	205,798	167,341
Prepaid taxes and taxes receivable	8,385	8,814
Prepaid expenses and other	55,509	47,473
Assets of discontinued operations	2,939	95,104

Total current assets	517,203	628,567

Fixed assets, net	23,123	27,049
Software development costs and licenses, net of current portion	58,228	75,521
Goodwill	216,295	220,881
Other intangibles, net	22,582	23,224
Other assets	28,822	31,886

Total assets	$866,253	$1,007,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,939	$114,379
Accrued expenses and other current liabilities	167,071	172,784
Deferred revenue	13,125	6,334
Liabilites of discontinued operations	5,652	60,796

Total current liabilities	220,787	354,293

Long-term debt	100,443	97,063
Income taxes payable	7,977	10,146

Total liabilities	329,207	461,502

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000 shares authorized	-	-
Common stock, $.01 par value, 150,000 shares authorized; 83,979 and 81,925 shares issued and outstanding at April 30, 2010 and October 31, 2009, respectively	840	819
Additional paid-in capital	677,774	658,794
Accumulated deficit	(139,295)	(122,179)
Accumulated other comprehensive income (loss)	(2,273)	8,192

Total stockholders' equity	537,046	545,626

Total liabilities and stockholders' equity	$866,253	$1,007,128

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
		(As adjusted)		(As adjusted)
Net revenue	$268,002	$174,250	$431,240	$323,601
Cost of goods sold	156,779	109,877	257,137	212,594

Gross profit	111,223	64,373	174,103	111,007
Selling and marketing	43,476	29,572	84,570	68,243
General and administrative	24,569	29,897	53,264	68,352
Research and development	12,908	14,759	28,363	35,702
Depreciation and amortization	3,632	4,497	7,791	9,279

Total operating expenses	84,585	78,725	173,988	181,576

Income (loss) from operations	26,638	(14,352)	115	(70,569)
Interest and other, net	(7,764)	(1,513)	(12,577)	875

Income (loss) from continuing operations before income taxes	18,874	(15,865)	(12,462)	(69,694)
Provision (benefit) for income taxes	1,958	(5,454)	4,444	(5,435)

Income (loss) from continuing operations	16,916	(10,411)	(16,906)	(64,259)
Income (loss) from discontinued operations, net of taxes	(158)	331	(210)	3,791

Net income (loss)	$16,758	$(10,080)	$(17,116)	$(60,468)

Earnings (loss) per share:
Continuing operations	$0.20	$(0.13)	$(0.22)	$(0.84)
Discontinued operations	0.00	0.00	0.00	0.05

Basic earnings (loss) per share	$0.20	$(0.13)	$(0.22)	$(0.79)

Continuing operations	$0.20	$(0.13)	$(0.22)	$(0.84)
Discontinued operations	0.00	0.00	0.00	0.05

Diluted earnings (loss) per share	$0.20	$(0.13)	$(0.22)	$(0.79)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended April 30,
	2010	2009
		(As adjusted)
Operating activities:
Net loss	$(17,116)	$(60,468)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization and impairment of software development costs and licenses	55,209	46,800
Depreciation and amortization	7,791	9,279
Loss (income) from discontinued operations	210	(3,791)
Amortization and impairment of intellectual property	59	419
Stock-based compensation	13,560	11,500
Loss on sale of subsidiary	3,646	-
Deferred income taxes	(4)	(144)
Gain on sale of discontinued operations, net of taxes	(1,407)	-
Other, net	5,256	(3,551)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	141,770	73,328
Inventory	1,611	13,767
Software development costs and licenses	(75,906)	(68,514)
Prepaid expenses, other current and other non-current assets	(9,159)	4,444
Deferred revenue	6,791	(30,354)
Accounts payable, accrued expenses, income taxes payable and other liabilities	(92,291)	(98,573)
Net cash provided by discontinued operations	968	13,114

Net cash provided by (used for) operating activities	40,988	(92,744)

Investing activities:
Purchase of fixed assets	(3,743)	(5,567)
Cash received from sale of subsidiary	2,768	-
Net cash provided by sale of discontinued operations	37,250	-
Payments in connection with business combinations, net of cash acquired	-	(500)

Net cash provided by (used for) investing activities	36,275	(6,067)

Financing activities:
Proceeds from exercise of employee stock options	-	4

Net cash provided by financing activities	-	4

Effects of exchange rates on cash and cash equivalents	1,170	(1,854)

Net increase (decrease) in cash and cash equivalents	78,433	(100,661)
Cash and cash equivalents, beginning of year	102,083	280,277

Cash and cash equivalents, end of period	$180,516	$179,616

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a global publisher and developer of interactive entertainment software. Our business consists of our wholly-owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. We develop, publish, market and sell software titles for the following gaming and entertainment hardware platforms:

Sony	Microsoft	Nintendo	Apple
PlayStation®3	Xbox 360®	Wii™	iPhone™
PlayStation®2		DS™	iPod® touch
PSP® (PlayStation®Portable)			iPad

We also develop and publish software titles for the PC and for digital distribution.

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

Discontinued Operations

In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America. The financial results of our distribution business and our gain on the sale of that business have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for all of the periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued

operations in the Condensed Consolidated Balance Sheets for all periods presented. See Note 3 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to Unaudited Condensed Consolidated Financial Statements relate to the Company's continuing operations.

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At April 30, 2010 and October 31, 2009 we had $14,630 and $9,235, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying consolidated balance sheet because its use was restricted.

The estimated fair value of the Company's Convertible Notes (defined in Note 10) is $103,821 as of April 30, 2010. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies. From time to time, we use forward exchange contracts to mitigate foreign currency risk associated with foreign currency assets and liabilities consisting primarily of cash balances and certain non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. We do not designate foreign currency forward contracts as hedging instruments and accordingly, we mark to market our foreign currency forward contracts each period and any gains and losses are recognized in net income (loss). At April 30, 2010, we had forward contracts outstanding to purchase $32,603 of foreign currency in exchange for U.S. dollars and to purchase $15,025 of U.S. dollars in exchange for foreign currencies with maturities of less than one year. The fair value of our foreign currency forward contracts was immaterial as of April 30, 2010. For the three and six months ended April 30, 2010 we recorded $632 and $1,728, respectively, of losses related to foreign currency forward contracts in interest and other, net.

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

In June 2009, we issued $138,000 of 4.375% Convertible Notes which was classified as long-term debt at October 31, 2009. On November 1, 2009 we calculated the difference between the principal amount of the Convertible Notes and the remaining liability component after the bifurcation to be $43,592, which was reclassified to debt discount with a corresponding adjustment made to additional paid-in capital. Also upon adoption of this new guidance, on November 1, 2009 we retrospectively adjusted the debt discount which is being amortized as non-cash interest expense in our consolidated statement of operations in addition to the Convertible Notes' coupon interest payments over the five year period of the Convertible Notes. For additional details on our Convertible Notes see Note 10.

Earnings Per Share

On November 1, 2009 the Company adopted new guidance which clarified that stock-based payment awards that entitle holders to receive non-forfeitable dividends before they vest should be considered participating securities and included in the basic Earnings Per Share ("EPS") calculation. The adoption of this guidance has been applied for all periods presented. For additional details on our EPS calculation see Note 12.

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

Amendments to Variable Interest Entity Guidance

In June 2009, new guidance was issued which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective at the start of a company's first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company). We are evaluating the impact that the adoption of this new guidance will have on our consolidated financial position, cash flows and results of operations.

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

	October 31, 2009	Adoption of convertible debt guidance	Assets and liabilities of discontinued operations	October 31, 2009 (As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$102,083			$102,083
Accounts receivable, net of allowances(1)	207,180		$(26,115)	181,065
Inventory	93,996		(67,309)	26,687
Software development costs and licenses	167,341			167,341
Prepaid taxes and taxes receivable	8,814			8,814
Prepaid expenses and other(1)	48,810		(1,337)	47,473
Assets of discontinued operations			95,104	95,104

Total current assets	628,224	-	343	628,567

Fixed assets, net	27,392		(343)	27,049
Software development costs and licenses, net of current portion	75,521			75,521
Goodwill	220,881			220,881
Other intangibles, net	23,224			23,224
Other assets	33,329	(1,443)		31,886

Total assets	$1,008,571	$(1,443)	$-	$1,007,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$172,976		$(58,597)	$114,379
Accrued expenses and other current liabilities	174,983		(2,199)	172,784
Deferred revenue	6,334			6,334
Liabilities of discontinued operations			60,796	60,796

Total current liabilities	354,293	-	-	354,293

Long-term debt	138,000	(40,937)		97,063
Income taxes payable	10,146			10,146

Total liabilities	502,439	(40,937)	-	461,502

Commitments and contingencies
Stockholders' Equity:
Preferred stock	-			-
Common stock	819			819
Additional paid-in capital	616,776	42,018		658,794
Accumulated deficit	(119,655)	(2,524)		(122,179)
Accumulated other comprehensive income	8,192			8,192

Total stockholders' equity	506,132	39,494	-	545,626

Total liabilities and stockholders' equity	$1,008,571	$(1,443)	$-	$1,007,128

(1)
Additionally, the Company reclassified $7,785 of prepaid expenses and other assets to accounts receivable in its October 31, 2009 Consolidated Balance Sheet to conform to current year presentation.

3.     DISCONTINUED OPERATIONS

In February 2010, we completed the sale of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America, for approximately $44,000, including $37,250 in cash, subject to purchase price adjustments, and up to an additional $6,750 based on the achievement of certain items. The sale will allow us to focus our resources on our publishing operations. For the three and six months ended April 30, 2010, we recorded a gain on the sale of $1,407. The financial results of our distribution business and our gain on the sale of that business have been classified as discontinued operations in our Condensed Consolidated Statements of Operations for all of the periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets for all periods presented.

The following is a summary of the results of the discontinued operations:

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009
Net revenue	$13,166	$55,472	$131,937	$162,931

Income (loss) before income taxes	$(1,558)	$523	$(1,617)	$6,036
Gain on sale	1,407	-	1,407	-
Provision for income taxes	(7)	(192)	-	(2,245)

Net income (loss)	$(158)	$331	$(210)	$3,791

The following is a summary of the assets and liabilities of discontinued operations as of April 30, 2010 and October 31, 2009.

	April 30, 2010	October 31, 2009
Accounts receivable, net	$-	$26,115
Inventory	-	67,309
Prepaid expenses and other	2,939	1,337
Fixed assets, net	-	343

Total assets of discontinued operations	$2,939	$95,104

Accounts payable	$3,444	$58,597
Accrued expenses and other current liabilities	2,208	2,199

Total liabilities of discontinued operations	$5,652	$60,796

4.     MANAGEMENT AGREEMENT

In March 2007, we entered into a management services agreement (the "Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman. In addition, we entered into employment agreements with Ben Feder and Karl Slatoff to serve as our Chief Executive Officer and Executive Vice President, respectively. Both Mr. Feder and Mr. Slatoff are partners of ZelnickMedia. The Management Agreement expires in October 2012 and provides for an annual management fee of $2,500 and a maximum bonus of $2,500 per fiscal year based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services under the Management Agreement, we recorded consulting expense (a component of general and administrative expenses) of $937 and $687 for the three months ended April 30, 2010 and 2009, respectively, and $1,875 and $1,562 for the six months ended April 30, 2010 and 2009, respectively.

Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vest over 36 months and expire 10 years from the date of grant. Each month, we remeasure the fair value of the unvested portion of such options and record compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock impacts compensation expense or benefit recognized from period to period. We recorded stock-based compensation related to this option grant of $889 and $770 for the three months ended April 30, 2010 and 2009, respectively, and $2,003 and $1,971 for the six months ended April 30, 2010 and 2009, respectively.

In addition, on June 13, 2008, we granted 600,000 shares of restricted stock to ZelnickMedia, that vest in three equal installments on June 13, 2009, 2010, and 2011; and 900,000 shares of restricted stock that vest over a four year period through 2012, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Industrial Index measured annually on a cumulative basis. For the three months ended April 30, 2010 and 2009, we recorded an expense of $899 and a benefit of $72, respectively, of stock-based compensation related to these grants of restricted stock. For the six months ended April 30, 2010 and 2009, we recorded expenses of $280 and $320, respectively, of stock-based compensation related to these grants of restricted stock.

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

	April 30, 2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds	$98,319	$98,319	$-	$-

On November 1, 2009, the Company adopted new Fair Value Measurements guidance, for all non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of this guidance for non-financial assets and liabilities that are measured at fair value on a non-recurring basis did not impact the Company's consolidated financial position or results of operations.

6.     COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are as follows:

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009
Net income (loss)	$16,758	$(10,080)	$(17,116)	$(60,468)
Foreign currency translation adjustment	(2,525)	7,503	(10,465)	(11,747)

Comprehensive income (loss)	$14,233	$(2,577)	$(27,581)	$(72,215)

7.     INVENTORY

Inventory balances by category are as follows:

	April 30, 2010	October 31, 2009
		(As adjusted)
Finished products	$19,571	$20,288
Parts and supplies	5,190	6,399

Inventory	$24,761	$26,687

Estimated product returns included in inventory at April 30, 2010 and October 31, 2009 are $2,546 and $2,971, respectively.

8.     SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our software development costs and licenses are as follows:

	April 30, 2010		October 31, 2009
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$145,181	$46,160	$123,018	$46,574
Software development costs, externally developed	59,425	10,957	42,306	27,202
Licenses	1,192	1,111	2,017	1,745

Software development costs and licenses	$205,798	$58,228	$167,341	$75,521

Software development costs and licenses as of April 30, 2010 and October 31, 2009 include $252,349 and $212,939, respectively, related to titles that have not been released.

9.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	April 30, 2010	October 31, 2009
		(As adjusted)
Software development costs and royalties	$47,211	$55,151
Income tax payable and deferred tax liability	35,384	41,669
Compensation and benefits	19,614	16,749
Licenses	27,295	13,202
Marketing and promotions	9,194	11,038
Professional fees	3,439	6,153
Rent and deferred rent obligations	5,395	5,767
Deferred consideration for acquisitions	-	1,103
Other	19,539	21,952

Accrued expenses and other current liabilities	$167,071	$172,784

10.   LONG-TERM DEBT

Credit Agreement

In July 2007, we entered into a credit agreement (the "Credit Agreement") which provides for borrowings of up to $140,000 and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at April 30, 2010), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at April 30, 2010), with the margin rate subject to the achievement of certain average liquidity levels. We had no outstanding borrowings at April 30, 2010 and October 31, 2009. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75%.

Information related to availability on our Credit Agreement is as follows:

	April 30, 2010	October 31, 2009
Available borrowings	$131,836	$88,137
Outstanding letters of credit	8,164	11,560

We recorded $485 and $1,551 of interest expense and fees related to the Credit Agreement for the three months ended April 30, 2010 and 2009, respectively. We recorded $1,073 and $3,489 of interest expense and fees related to the Credit Agreement for the six months ended April 30, 2010 and 2009, respectively. As of April 30, 2010, we were in compliance with all covenants and requirements in the Credit Agreement.

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

The indenture governing the Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the Convertible Notes will automatically become due and payable immediately. As of April 30, 2010, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

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

Adoption of new debt guidance impacting Convertible Notes

In May 2008, the FASB issued new accounting guidance on debt with conversion and other options. This guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the Company's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The guidance requires retrospective application of its provisions and it does not affect our cash flows. On November 1, 2009 we adopted this new guidance related to the accounting for convertible notes, and we reclassified the difference between the fair value and the principal amount of our Convertible Notes balance to additional paid-in capital, representing the fair value of the embedded conversion option of the Convertible Notes. We estimated the fair value to be $94,408, as of the date of issuance of our Convertible Notes, assuming a 13% non-convertible borrowing rate. On November 1, 2009 we calculated the difference between the principal amount of the Convertible Notes and the remaining liability component after the bifurcation to be $43,592 which we reclassified to debt discount with a corresponding adjustment made to additional paid-in capital. Also upon adoption of this new guidance, we retrospectively adjusted the debt discount which is being amortized using the effective interest method as non-cash interest expense in our consolidated statement of operations in addition to the Convertible Notes' coupon interest payments over the five year period of the Convertible Notes. The results of the retrospective amortization on our consolidated statement of operations reflected an additional pre-tax non-cash interest expense of approximately $2,655 for the fiscal year ended October 31, 2009. Debt issuance costs of $4,984 were capitalized and are being amortized to interest expense over the term of the Convertible Notes. Debt issuance costs of $1,574 were related to the equity component and were recorded as a reduction of additional paid-in capital. See Note 2 for retrospective application to previously reported items.

The following table provides additional information related to our Convertible Notes:

	April 30, 2010	October 31, 2009
Additional paid-in capital	$42,018	$42,018

Principal amount of Convertible Notes	$138,000	$138,000
Unamortized discount of the liability component	37,557	40,937

Net carrying amount of Convertible Notes	$100,443	$97,063

Carrying amount of debt issuance costs	$2,786	$3,127

The following table provides the components of interest expense related to our Convertible Notes:

	For the three months ended April 30, 2010	For the six months ended April 30, 2010
Cash interest expense (coupon interest expense)	$1,510	$3,019
Non-cash amortization of discount on Convertible Notes	1,717	3,380
Amortization of debt issuance costs	171	341

Total interest expense related to Convertible Notes	$3,398	$6,740

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

Derivative Action—Option Backdating.    In July and August 2006, shareholders Richard Lasky and Raeda Karadsheh filed purported derivative actions in the SDNY Court against us, as nominal defendant, and certain of our directors and certain former officers and directors. These actions were consolidated in November 2006 and the plaintiffs filed a consolidated complaint in January 2007, which focused exclusively on our historical stock option granting practices, alleging violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity-based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. These matters were referred to the Special Litigation Committee, which moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and Board of Directors. On April 21, 2009, the Court granted the Special Litigation Committee's motion in its entirety, dismissing all claims against all named defendants except Ryan A. Brant, James David, Larry Muller, and Kelly G. Sumner, and assigning those remaining claims to the Company as the sole party plaintiff. On June 15, 2009, the former shareholder plaintiffs applied for the entry of final judgment in order to permit the immediate appeal of the Court's April 21, 2009 order dismissing certain defendants and terminating the former shareholder plaintiffs from consolidated action, which application the Court denied on March 5, 2010. Also on June 15, 2009, as directed by the Court, the Company filed an amended complaint against the remaining defendants in the suit. Upon defendants' motions, the Court on March 31, 2010 dismissed as time barred all claims based upon options awards granted prior to July 12, 2001, and the disclosure claims against Larry Muller and James David. Still pending are the Company's disclosure claims against Ryan A. Brant and Kelly G. Sumner, as well as all claims against the four defendants related to options awards granted to them after July 12, 2001.

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

12.   EARNINGS (LOSS) PER SHARE ("EPS")

The following table sets forth the computation of basic and diluted earnings (loss) per common share (shares in thousands):

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009
Computation of Basic Earnings (Loss) Per Share:
Net income (loss)	$16,758	$(10,080)	$(17,116)	$(60,468)
Net income allocated to participating securities	(1,253)	-	-	-

Net income (loss) allocated to common stockholders	$15,505	$(10,080)	$(17,116)	$(60,468)

Total weighted average shares outstanding—basic	85,176	76,587	78,518	76,341
Less: weighted average participating shares outstanding	(6,371)	-	-	-

Weighted average common shares outstanding—basic	78,805	76,587	78,518	76,341

Basic earnings (loss) per common share	$0.20	$(0.13)	$(0.22)	$(0.79)

Computation of Diluted Earnings (Loss) Per Share:
Net income (loss)	$16,758	$(10,080)	$(17,116)	$(60,468)
Net income allocated to participating securities	(1,253)	-	-	-

Net income (loss) allocated to common stockholders	$15,505	$(10,080)	$(17,116)	$(60,468)

Weighted average common shares outstanding—basic	78,805	76,587	78,518	76,341
Plus: dilutive effect of common stock equivalents	-	-	-	-

Weighted average common shares outstanding—diluted	78,805	76,587	78,518	76,341

Diluted earnings (loss) per common share	$0.20	$(0.13)	$(0.22)	$(0.79)

The Company defines common stock equivalents as unexercised stock options, common stock equivalents underlying the Convertible Notes (see Note 10) and warrants outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which are assessed for their impact on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator. For the three and six months ended April 30, 2010, the assumed conversion of 12,927,000 shares underlying our Convertible Notes was antidilutive; therefore the shares were excluded from the computation of diluted EPS.

In connection with the issuance of our Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 10) which were excluded from the calculation of diluted EPS because their impact is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our Convertible Notes, the Company entered into warrant transactions (see Note 10). For the three and six months ended April 30, 2010, the Company excluded the warrants outstanding from its diluted EPS because the warrants' strike price of $14.945 was greater than the average market price of our common stock.

For the three months ended April 30, 2010, other common stock equivalents excluded from the diluted EPS calculation included unexercised stock option awards of approximately 3,095,000 because their effect would have been antidilutive. For the three months ended April 30, 2009 and the six months ended April 30, 2010 and 2009, other common stock equivalents excluded from the diluted EPS calculation included unexercised stock awards of approximately 4,197,000, 3,095,000 and 4,225,000, respectively, because their effect would have been antidilutive due to the net loss for those periods.

For the three and six months ended April 30, 2010, we issued approximately 246,000 and 2,131,000 shares, respectively, of common stock in connection with restricted stock awards. During the three and six months ended April 30, 2010, we canceled 59,000 and 77,000 shares, respectively, of unvested restricted stock awards.

On November 1, 2009, we adopted new accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities and, as a result, unvested share-based awards which include the right to receive non-forfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. Our unvested restricted stock rights (including restricted stock units, time-based and market-based restricted stock awards) are considered participating restricted stock since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. For the three months ended April 30, 2009 and the six months ended April 30, 2010 and 2009 we had 3,644,000, 6,227,000 and 3,554,000, respectively, of unvested share-based awards that are considered participating restricted stock which are excluded due to the net loss for those periods.

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

Prior to the first quarter of fiscal year 2010, we managed our business primarily based on our publishing and distribution businesses. In February 2010, we completed the sale of the assets of our distribution business. As a result, the financial results of our distribution business have been classified as discontinued operations in our Condensed Consolidated Statements of Operations for all of the periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets for all periods presented.

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region is as follows:

	Three months ended April 30,		Six months ended April 30,
Net revenue by geographic region:	2010	2009	2010	2009
United States	$155,621	$112,624	$266,533	$191,259
Canada	17,009	6,824	28,338	14,603

North America	172,630	119,448	294,871	205,862
Continental Europe	44,644	32,805	62,250	71,178
United Kingdom	36,430	13,896	51,774	28,879
Asia Pacific and other	14,298	8,101	22,345	17,682

Total net revenue	$268,002	$174,250	$431,240	$323,601

Net revenue by product platform is as follows:

	Three months ended April 30,		Six months ended April 30,
Net revenue by product platform:	2010	2009	2010	2009
Microsoft Xbox 360	$111,988	$77,815	$179,212	$105,024
Sony PlayStation 3	90,799	19,609	122,621	42,712
PC	28,129	10,348	41,327	45,868
Nintendo Wii	11,895	18,757	33,880	47,465
Sony PSP	8,646	10,550	18,029	22,839
Nintendo DS	7,910	23,733	16,087	31,275
Sony PlayStation 2	7,627	13,016	17,588	27,058
Other	1,008	422	2,496	1,360

Total net revenue	$268,002	$174,250	$431,240	$323,601

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained herein, in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2009, in the section entitled "Risk Factors," and the Company's other periodic filings with the SEC. All forward-looking statements are qualified by these cautionary statements and apply only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Overview

Our Business

We are a global publisher and developer of interactive entertainment software. Our business consists of our wholly-owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. We develop, publish, market and sell software titles for gaming and entertainment hardware platforms including: Sony's PlayStation®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems; Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") video game and entertainment system; Nintendo's Wii™ ("Wii") and DS™ ("DS") systems; and for the PC and Games for Windows®. We also selectively develop and publish titles for digital distribution via Sony's PlayStation®Network ("PSN") and Microsoft's Xbox LIVE® Marketplace ("Xbox LIVE") and Xbox LIVE® Arcade ("XBLA"), as well as digitally offer our PC titles through online download stores and services such as Steam. We also develop and publish titles for the iPhone™, iPod® touch and iPad. The global installed base for the prior generation of platforms, including PS2 and DS ("prior generation platforms") is substantial. The release of the PS3, Xbox 360, and Wii platforms ("current generation platforms") has further expanded the video game software market. We are continuing to increase the number of titles released on the current generation platforms while also developing titles for certain prior generation platforms such as PS2 and DS given their significant installed base, as long as it is economically attractive to do so. We have pursued a strategy of capitalizing on the widespread market acceptance of interactive entertainment, as well as the growing popularity of innovative action, adventure, racing, role-playing, sports and strategy games that appeal to the expanding demographic of video game players.

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

We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category and create groundbreaking entertainment by leveraging our existing franchises as well as developing new brands. Software titles published by our Rockstar Games label are primarily internally developed. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series and continues to expand on our established franchises by releasing sequels as well as offering downloadable episodes and content. In January 2010, Rockstar released the highly rated Grand Theft Auto: Chinatown Wars on the iPhone and iPod touch, and in May 2010, Rockstar released the critically acclaimed Red Dead Redemption on Xbox 360 and PS3. Rockstar is also well known for developing brands in other genres, including the Bully, Manhunt and Max Payne franchises, and introduced a new brand in the music genre in 2009 with Rockstar Games and Timbaland present Beaterator.

Our 2K label publishes its titles under 2K Games, 2K Sports and 2K Play.

2K Games has published a variety of popular entertainment properties across multiple genres and platforms and we expect 2K Games to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. In February 2010, 2K Games released BioShock 2, a new multiplayer experience that enhances the lore and fiction of the BioShock universe. 2K Games also expanded the Sid Meier's Civilization series by releasing Sid Meier's Civilization® Revolution™ onto mobile platforms for the iPhone, iPod touch and iPad. 2K Games expects to further expand upon the Civilization franchise by introducing Sid Meier's Civilization® Network™ on Facebook in calendar 2010. 2K Games has also published titles that were externally developed, such as The Darkness™, The Elder Scrolls IV: Oblivion® and Borderlands™, which has become another key franchise for 2K Games since its launch in the fourth quarter of 2009.

2K Sports develops most of its software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series, NHL 2K series, and our Top Spin tennis series. 2K Sports has secured long-term, third party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media. In addition, 2K Sports has secured licensing agreements with the National Basketball Association (NBA) and the National Hockey League (NHL). NBA 2K10 was the best selling and highest rated basketball game for the Xbox 360 and the PS3 through April 2010, according to The NPD Group's estimates of U.S. retail video game sales and Metacritic. 2K Sports also has expansion initiatives in the rapidly growing Asia markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. In 2009, 2K Sports secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia. At the same time, 2K Sports also announced a partnership with Tencent Holdings Limited, one of China's leading online game operators, to co-develop and distribute NBA 2K Online in China.

2K Play focuses on developing and publishing titles for the casual and family-friendly games market. 2K Play titles are developed by both internal development studios and third party developers. Internally developed titles include Carnival Games™ and Birthday Party Bash. In Fiscal 2010 2K Play released Ringling Bros. and Barnum & Bailey® Circus, a new licensed casual and family-friendly, internally developed game. 2K Play also has a partnership with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer; Go, Diego, Go!; Ni Hao, Kai-lan and The Backyardigans. In February 2010, 2K Play released The Misadventures of P.B. Winterbottom on XBLA and is working with several small independent developers to publish additional casual gaming titles for XBLA, such as Axel & Pixel. We expect family-oriented gaming to continue to be a component of our industry in the future.

Discontinued operations

In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America for approximately $44 million, including $37.25 million in cash, subject to purchase price adjustments, and up to an additional $6.75 million based on the achievement of certain items. The sale will allow us to focus our resources on our publishing operations. For the three and six months ended April 30, 2010, we recorded a gain on the sale of $1.4 million. The financial results of this business, which were previously reported as our distribution business, and our gain on the sale of that business have been classified as discontinued operations in our Condensed Consolidated Statements of Operations for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets for all periods presented. See Note 3 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

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

Second Quarter 2010 Releases

We released the following key titles in the second quarter of fiscal year 2010:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
BioShock® 2	2K Games	Internal	PS3, Xbox 360, PC	February 9, 2010
Major League Baseball® 2K10	2K Sports	Internal	Multiple platforms	March 2, 2010
Grand Theft Auto: Episodes from Liberty City	Rockstar Games	Internal	PS3, PC	April 13, 2010

Product Pipeline

We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Actual/ Expected Release Date
Red Dead Redemption	Rockstar Games	Internal	PS3, Xbox 360	May 18, 2010 (released)
Mafia® II	2K Games	Internal	PS3, Xbox 360, PC	August 24, 2010
L.A. Noire	Rockstar Games	External	PS3, Xbox 360	Fiscal year 2010
NBA® 2K11	2K Sports	Internal	TBA	Fiscal year 2010
NHL® 2K11	2K Sports	Internal	Wii	Fiscal year 2010
New Carnival Games	2K Play	Internal	Wii, DS	Fiscal year 2010
Sid Meier's Civilization® V	2K Games	Internal	PC	Fiscal year 2010
Spec Ops®: The Line™	2K Games	External	PS3, Xbox 360, PC	Fiscal year 2011
Max Payne 3	Rockstar Games	Internal	PS3, Xbox 360, PC	To be announced
XCOM®	2K Games	Internal	Xbox 360, PC	To be announced

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

In June 2009, we issued $138.0 million of 4.375% convertible senior notes due 2014 ("Convertible Notes") which was classified as long-term debt at October 31, 2009. On November 1, 2009 we calculated the difference between the principal amount of the Convertible Notes and the remaining liability component after the bifurcation to be $43.6 million, which was reclassified to debt discount with a corresponding adjustment made to additional paid-in capital. Also upon adoption of this new guidance, on November 1, 2009 we retrospectively adjusted the debt discount which is being amortized as non-cash interest expense in our consolidated statements of operations in addition to the Convertible Notes' coupon interest payments over the five year period of the Convertible Notes. For additional details on our Convertible Notes see Note 10 to our Condensed Consolidated Financial Statements.

Earnings Per Share

On November 1, 2009 the Company adopted new guidance which clarified that stock-based payment awards that entitle holders to receive non-forfeitable dividends before they vest should be considered participating securities and included in the basic Earnings Per Share ("EPS") calculation. The adoption of this guidance has been applied for all periods presented. For additional details on our EPS calculation see Note 12 to our Condensed Consolidated Financial Statements.

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

Results of Operations

Consolidated operating results, net revenue by geographic region and revenue by platform as a percent of net revenue are as follows:

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009
		(As adjusted)		(As adjusted)
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	58.5%	63.1%	59.6%	65.7%
Gross profit	41.5%	36.9%	40.4%	34.3%
Selling and marketing	16.2%	17.0%	19.6%	21.1%
General and administrative	9.2%	17.2%	12.4%	21.1%
Research and development	4.8%	8.5%	6.6%	11.0%
Depreciation and amortization	1.4%	2.6%	1.8%	2.9%

Total operating expenses	31.6%	45.2%	40.3%	56.1%

Income (loss) from operations	9.9%	(8.2)%	0.0%	(21.8)%
Interest and other, net	(2.9)%	(0.9)%	(2.9)%	0.3%

Income (loss) from continuing operations before income taxes	7.0%	(9.1)%	(2.9)%	(21.5)%
Provision (benefit) for income taxes	0.7%	(3.1)%	1.0%	(1.7)%

Income (loss) from continuing operations	6.3%	(6.0)%	(3.9)%	(19.9)%
Income (loss) from discontinued operations, net of taxes	(0.1)%	0.2%	0.0%	1.2%

Net income (loss)	6.3%	(5.8)%	(4.0)%	(18.7)%

Net revenue by geographic region:
United States and Canada	64.4%	68.5%	68.4%	63.6%
Europe, Asia Pacific and Other	35.6%	31.5%	31.6%	36.4%
Revenue by platform:
Console	83.0%	74.1%	81.9%	68.7%
PC	10.5%	5.9%	9.6%	14.2%
Handheld	6.2%	19.7%	7.9%	16.7%
Other	0.3%	0.3%	0.6%	0.4%

Three Months ended April 30, 2010 compared to April 30, 2009

(thousands of dollars)	2010	%	2009	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$268,002	100.0%	$174,250	100.0%	$93,752	53.8%
Product costs	77,225	28.8%	57,270	32.9%	19,955	34.8%
Software development costs and royalties(1)	40,509	15.1%	28,012	16.1%	12,497	44.6%
Internal royalties	13,240	5.0%	9,659	5.5%	3,581	37.1%
Licenses	25,805	9.6%	14,936	8.6%	10,869	72.8%

Cost of goods sold	156,779	58.5%	109,877	63.1%	46,902	42.7%

Gross profit	$111,223	41.5%	$64,373	36.9%	$46,850	72.8%

(1)
Includes $1,249 and $1,876 of stock-based compensation expense in 2010 and 2009, respectively.

Net revenue increased $93.8 million for the three months ended April 30, 2010 as compared to the same period in 2009, primarily due to the releases of BioShock 2 in February 2010 and Borderlands in October 2009. Partially offsetting the increase in net revenue was a decrease in sales of our Grand Theft Auto franchise of approximately $23 million.

Net revenue on current generation consoles accounted for approximately 80.1% of our total net revenue in the second quarter of 2010 compared to 66.7% for the same period in 2009. The increase is primarily due to the release of BioShock 2 on the PS3 and Xbox 360. PC sales increased to approximately 10.5% of our total net revenue in the second quarter of 2010 compared to 5.9% for the same period in 2009 primarily due to the release of BioShock 2 on the PC. Handheld sales decreased to 6.2% of our total net revenue in the second quarter of 2010 compared to 19.7% for the same period in 2009 primarily due to the March 2009 release of Grand Theft Auto: Chinatown Wars on the Nintendo DS and the February 2010 release of BioShock 2 on the PS3, Xbox 360 and PC.

Gross profit as a percentage of net revenue increased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to improved pricing mix resulting from the release of BioShock 2 in February 2010.

Revenue earned outside of North America increased to $95.4 million (35.6%) in the second quarter of 2010 compared to $54.8 million (31.5%) in the second quarter of 2009. The year-over-year increase was primarily due to the global release of BioShock 2 in February 2010. Foreign exchange rates increased net revenue and gross profit by approximately $10.4 million and $3.0 million, respectively, in the second quarter of 2010 as compared to the second quarter of 2009.

Operating Expenses

(thousands of dollars)	2010	% of net revenue	2009	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)

Selling and marketing	$43,476	16.2%	$29,572	17.0%	$13,904	47.0%
General and administrative	24,569	9.2%	29,897	17.2%	(5,328)	(17.8)%
Research and development	12,908	4.8%	14,759	8.5%	(1,851)	(12.5)%
Depreciation and amortization	3,632	1.4%	4,497	2.6%	(865)	(19.2)%

Total operating expenses(1)	$84,585	31.6%	$78,725	45.2%	$5,860	7.4%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2010	2009
Selling and marketing	$1,251	$423
General and administrative	3,943	2,555
Research and development	680	462

Foreign currency exchange rates negatively impacted total operating expenses by approximately $3.1 million in the second quarter of 2010 as compared to the second quarter of 2009.

Selling and marketing

Selling and marketing expenses increased $13.9 million for the three months ended April 30, 2010, as compared to the same period in 2009 primarily due to higher advertising expenses related to BioShock 2 and Red Dead Redemption, which was released in May 2010.

General and administrative

General and administrative expenses decreased $5.3 million for the three months ended April 30, 2010 compared to the same period in 2009 primarily due to a decrease in professional fees and settlement costs, reflecting a reduced number of legal and regulatory matters.

General and administrative expenses for the three months ended April 30, 2010 and 2009 include occupancy expense (primarily rent, utilities and office expenses) of $3.6 million and $3.2 million, respectively, related to our development studios.

Research and development

Research and development expenses decreased $1.9 million for the three months ended April 30, 2010 compared to the same period in 2009 primarily due to higher payroll capitalization rates at our development studios primarily due to a greater number of titles having reached technological feasibility.

Interest and other, net

Interest and other, net was an expense of $7.8 million for the three months ended April 30, 2010 compared to an expense of $1.5 million for the three months ended April 30, 2009. For the three months ended April 30, 2010 we recognized a loss of $3.6 million on the sale of our Italian subsidiary. The three months ended April 30, 2010 also included $3.9 million of interest expense compared to $1.6 million for the same period in 2009 primarily due to higher average debt and interest rates for the three months ended April 30, 2010.

Provision for income taxes

For the three months ended April 30, 2010, income tax expense was $2.0 million, compared to income tax benefit of $5.5 million in the second quarter of 2009. The variance in tax expense is primarily due to tax benefits realized during the second quarter of 2009 resulting from the conclusion of domestic tax audits.

Our effective tax rate differed from the federal, state and foreign statutory rates primarily due to changes in valuation allowances and uncertain tax positions during the second quarter.

For the three months ended April 30, 2010, gross unrecognized tax benefits decreased by $12.9 million primarily due to payments resulting from a domestic tax audit settlement during the second quarter of 2010, which included a decrease in interest and penalties of $4.6 million. U.S. federal taxing authorities have now completed examinations of our income tax returns for years through fiscal 2006. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Discontinued operations

Income (loss) from discontinued operations, net of income tax, reflects the results of our former distribution business for which net assets were sold in February 2010. For the three months ended April 30, 2010, the net loss was $0.2 million as compared to net income of $0.3 million for the same period last year. The decrease is primarily due to an increase in product costs primarily due to mix, as well as write downs of inventory to net realizable value, partially offset by the $1.4 million gain on sale of our distribution business.

Net income (loss) and earnings (loss) per share

For the three months ended April 30, 2010, our net income was $16.8 million, compared to a net loss of $10.1 million in the same period of 2009. Net income per share for the three months ended April 30, 2010 was $0.20 for basic and diluted earnings per share compared to a net loss per share of $0.13 for the three months ended April 30, 2009. Weighted average shares outstanding increased compared to the prior period primarily due to the vesting of restricted stock over the last twelve months.

Six Months ended April 30, 2010 compared to April 30, 2009

(thousands of dollars)	2010	%	2009	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$431,240	100.0%	$323,601	100.0%	$107,639	33.3%
Product costs	130,304	30.2%	109,033	33.7%	21,271	19.5%
Software development costs and royalties(1)	77,839	18.1%	51,313	15.9%	26,526	51.7%
Internal royalties	15,358	3.5%	30,131	9.3%	(14,773)	(49.0)%
Licenses	33,636	7.8%	22,117	6.8%	11,519	52.1%

Cost of goods sold	257,137	59.6%	212,594	65.7%	44,543	21.0%

Gross profit	$174,103	40.4%	$111,007	34.3%	$63,096	56.8%

(1)
Includes $2,919 and $3,049 of stock-based compensation expense in 2010 and 2009, respectively.

Net revenue increased $107.6 million for the six months ended April 30, 2010 as compared to the same period in 2009, primarily due to the releases of BioShock 2 in February 2010 and Borderlands in October 2009 and a year-over-year increase in our NBA franchise. Partially offsetting the increases in net revenue was a decrease in sales of our Grand Theft Auto franchise of approximately $44 million as well as decreases to our Carnival and Midnight Club franchises.

Net revenue on current generation consoles accounted for approximately 77.8% of our total net revenue for the six months ended April 30, 2010 compared to 60.3% for the same period in 2009. The increase is primarily due to releases of BioShock 2 in February 2010 and Borderlands in October 2009 on the PS3 and Xbox 360. PC sales decreased to approximately 9.6% of our total net revenue for the six months ended April 30, 2010 compared to 14.2% for the same period in 2009, reflecting reduced sales of Grand Theft Auto IV on the PC, which launched in the first quarter of 2009. Handheld sales decreased to 7.9% of our total net revenue for the six months ended April 30, 2010 compared to 16.7% for the same period in 2009 primarily due to the March 2009 release of Grand Theft Auto: Chinatown Wars on the Nintendo DS and the February 2010 release of BioShock 2 on the PS3, Xbox 360 and PC.

Gross profit as a percentage of net revenue increased in 2010 compared to the same period of the prior year primarily due to lower internal royalty expense, which was primarily due to reduced profitability driven by decreased revenue generated from our Grand Theft Auto and Midnight Club franchises, and improved pricing mix from the release of BioShock 2 in February 2010, partially offset by higher development royalties on the externally developed Borderlands.

Revenue earned outside of North America accounted for approximately $136.4 million (31.6%) for the six months ended April 30, 2010 compared to $117.7 million (36.4%) in the same period in 2009. The year-over-year decrease as a percentage of net sales was primarily due to higher sales of Grand Theft Auto IV on the PC which launched in the first quarter 2009. Foreign exchange rates increased net revenue and gross profit by approximately $16.3 million and $3.3 million, respectively, for the six months ended April 30, 2010 as compared to the same period in 2009.

Operating Expenses

(thousands of dollars)	2010	% of net revenue	2009	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)

Selling and marketing	$84,570	19.6%	$68,243	21.1%	$16,327	23.9%
General and administrative	53,264	12.4%	68,352	21.1%	(15,088)	(22.1)%
Research and development	28,363	6.6%	35,702	11.0%	(7,339)	(20.6)%
Depreciation and amortization	7,791	1.7%	9,279	2.9%	(1,488)	(16.0)%

Total operating expenses(1)	$173,988	40.3%	$181,576	56.1%	$(7,588)	(4.2)%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2010	2009
Selling and marketing	$1,967	$916
General and administrative	6,550	5,947
Research and development	2,124	1,588

Foreign currency exchange rates negatively impacted total operating expenses by approximately $6.2 million in the six months ended April 30, 2010 as compared to the same period of 2009.

Selling and marketing

Selling and marketing expenses increased $16.3 million for the six months ended April 30, 2010, as compared to the same period in 2009 primarily due to higher advertising expenses related to Borderlands, BioShock 2 and Red Dead Redemption, which was released in May 2010.

General and administrative

General and administrative expenses decreased $15.1 million for the six months ended April 30, 2010 compared to the same period in 2009 primarily due to a decrease in professional fees and settlement costs, reflecting a reduced number of legal and regulatory matters. In addition, the six months ended April 30, 2009 reflects incremental, non-recurring expenses related to contract negotiations.

General and administrative expenses for the six months ended April 30, 2010 and 2009 include occupancy expense (primarily rent, utilities and office expenses) of $7.6 million and $6.6 million, respectively, related to our development studios.

Research and development

Research and development expenses decreased $7.3 million for the six months ended April 30, 2010 compared to the same period in 2009 primarily due to higher payroll capitalization rates at our development studios primarily due to a greater number of titles having reached technological feasibility and a decrease in production expenses.

Interest and other, net

Interest and other, net was an expense of $12.6 million for the six months ended April 30, 2010 compared to income of $0.9 million for the six months ended April 30, 2009. We incurred a foreign exchange loss of $1.3 million for the six months ended April 30, 2010 compared to a gain of $3.8 million for the comparable period in 2009. For the six months ended April 30, 2010 we recognized a loss of $3.6 million on the sale of our Italian subsidiary. The six months ended April 30, 2010 also included $7.8 million of interest expense compared to $3.5 million for the same period in 2009, primarily due to higher average debt and interest rates for the six months ended April 30, 2010.

Provision for income taxes

For the six months ended April 30, 2010, income tax expense was $4.4 million, compared to income tax benefit of $5.4 million for the same period in 2009. The variance in tax expense is primarily due to tax benefits realized during the second quarter of 2009 resulting from the conclusion of domestic tax audits and tax expense resulting from the cancellation of stock options in 2010.

Our effective tax rate differed from the federal, state and foreign statutory rates primarily due to changes in valuation allowances and uncertain tax positions during the period.

For the six months ended April 30, 2010, gross unrecognized tax benefits decreased by $12.9 million primarily due to payments resulting from domestic tax audits concluded during the second quarter of 2010, which included a decrease in interest and penalties of $4.4 million. U.S. federal taxing authorities have now completed examinations of our income tax returns for years through fiscal 2006. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Discontinued operations

Income (loss) from discontinued operations, net of income tax, reflects the results of our former distribution business for which net assets were sold in February 2010. For the six months ended April 30, 2010, the loss was $0.2 million as compared to net income of $3.8 million for the same period last year. The decrease is primarily due to an increase in product costs primarily due to mix as well as write downs of inventory to net realizable value, partially offset by the $1.4 million gain on sale of our distribution business.

Net loss and loss per share

For the six months ended April 30, 2010, our net loss was $17.1 million, compared to a net loss of $60.5 million in the same period of 2009. Net loss per share for the six months ended April 30, 2010 was $0.22 compared to a net loss per share of $0.79 for the six months ended April 30, 2009. Weighted average shares outstanding increased compared to the prior period primarily due to the vesting of restricted stock over the last twelve months.

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our credit agreement and our Convertible Notes to satisfy our working capital needs.

In February 2010, we completed the sale to Synnex of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America for approximately $44 million, including $37.25 million in cash, subject to purchase price adjustments, and up to an additional $6.75 million based on the achievement of certain items.

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

At any time on or after June 5, 2012, the Company may redeem all of the outstanding Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide notice of redemption to holders of the Convertible Notes exceeds 150% of the conversion price in effect on each such trading day. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date. The indenture governing the Convertible Notes contains customary terms and covenants and events of default. As of April 30, 2010, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

In July 2007, we entered into a credit agreement which provides for borrowings of up to $140.0 million and is secured by substantially all of our assets and the equity of our subsidiaries (the "Credit Agreement"). The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at April 30, 2010 and October 31, 2009), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at April 30, 2010 and October 31, 2009). We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75%.

Availability under the Credit Agreement is restricted by our domestic and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

As of April 30, 2010 there were no outstanding borrowings and $131.8 million was available for borrowings. We had $8.2 million of letters of credit outstanding at April 30, 2010.

The Credit Agreement substantially limits us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30.0 million (including available borrowings under the credit facility), based on a 30-day average. As of April 30, 2010, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 59.4% and 48.3% of net revenue for the six months ended April 30, 2010 and 2009, respectively. As of April 30, 2010 and October 31, 2009, amounts due from our five largest customers comprised approximately 52.4% and 59.7% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 37.8% and 50.3% of such balance at April 30, 2010 and October 31, 2009, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may impact our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. There were no material agreements requiring known cash commitments entered into during the six months ended April 30, 2010 that were not previously reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

Our cash and cash equivalents increased by $78.4 million for the six months ended April 30, 2010 as follows:

	Six months ended April 30,
(thousands of dollars)
	2010	2009

Cash provided by (used for) operating activities	$40,988	$(92,744)
Cash provided by (used for) investing activities	36,275	(6,067)
Cash provided by financing activities	-	4
Effects of exchange rates on cash and cash equivalents	1,170	(1,854)

Net increase (decrease) in cash and cash equivalents	$78,433	$(100,661)

At April 30, 2010 we had $180.5 million of cash and cash equivalents, compared to $102.1 million at October 31, 2009. Our increase in cash and cash equivalents from October 31, 2009 was primarily due to cash provided by operating activities and investing activities.

The increase in cash provided by operating activities was primarily due to cash income generated during the second quarter, the collection of accounts receivable from revenue generated by our fourth quarter 2009 releases and holiday season sales, partially offset by the payment of accounts payable, accrued expenses and software development costs.

The increase in cash provided by investing activities was primarily due to the sale of our Jack of all Games third party distribution business in February 2010.

Cash and cash equivalents were positively impacted by $1.2 million in 2010 as a result of foreign currency exchange movements.

Off-Balance Sheet Arrangements

As of April 30, 2010 and October 31, 2009, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any off-balance sheet arrangements and are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia, and Asia. For the three months ended April 30, 2010 and 2009, approximately 41.9% and 35.4%, respectively, of our net revenue was earned outside of the United States. For the six months ended April 30, 2010 and 2009, approximately 38.2% and 40.9%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at April 30, 2010), or (b) 3.25% to 3.75% above the LIBOR rate with a minimum 4.00% LIBOR Rate (7.25% at April 30, 2010), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The Convertible Notes pay interest semi-annually at a fixed rate of 4.375% per annum and we expect that there will be no fluctuation related to the Convertible Notes impacting our current year cash component of interest expense. For additional details on our Convertible Notes see Note 10 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the six months ended April 30, 2010, our foreign currency translation loss adjustment was approximately $10.5 million. We recognized a foreign exchange transaction loss in interest and other expense, net in our consolidated statements of operations for the six months ended April 30, 2010 of $1.3 million and a foreign exchange transaction gain for the six months ended April 30, 2009 of $3.8 million.

We use forward foreign exchange contracts to mitigate foreign currency risk related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. At April 30, 2010, we had forward contracts outstanding to purchase $32.6 million of foreign currency in exchange for U.S. dollars and to purchase $15.0 million of U.S. dollars in exchange for foreign currencies with a maturity of less than one year. For the three and six months ended April 30, 2010 we recorded $0.6 million and $1.7 million, respectively, of losses related to foreign currency forward contracts in interest and other, net.

For the six months ended April 30, 2010, 38.2% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.8%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.8%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2010, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Derivative Action—Option Backdating.    As described above in Note 11 of Part I, upon defendants' motions, the Court on March 31, 2010 dismissed as time barred all claims based upon options awards granted prior to July 12, 2001, and the disclosure claims against Larry Muller and James David. Still pending are the Company's disclosure claims against Ryan A. Brant and Kelly G. Sumner, as well as all claims against the four defendants related to options awards granted to them after July 12, 2001.

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

Item 5.    Other Information

On June 4, 2010, the Company entered into an employment agreement (the "Employment Agreement") with Seth Krauss pursuant to which Mr. Krauss will continue to serve as Executive Vice President and General Counsel of the Company until June 30, 2013. The Employment Agreement replaces and supersedes the prior employment agreement between the Company and Mr. Krauss, dated February 28, 2007, as amended.

Pursuant to the terms of the Employment Agreement, Mr. Krauss will receive an annual base salary of $525,000. Mr. Krauss will also be eligible to receive an annual bonus during each fiscal year of his employment of up to 100% of his salary, based on the achievement of reasonable and appropriate quantitative and qualitative performance targets as determined by the Compensation Committee of the Board in consultation with the Chief Executive Officer of the Company, as set forth in the Employment Agreement. On the fifth trading day following the filing of this Quarterly Report on Form 10-Q (the "Grant Date"), the Company will grant shares of the Company's restricted common stock having a value equal to $750,000 calculated in accordance with the Company's equity practices (the "Shares") to Mr. Krauss pursuant to the Company's Incentive Stock Plan, as amended (the "Stock Plan"). The Shares will vest in three equal installments on each of the first, second, and third anniversaries of the Grant Date, based on Mr. Krauss's continued service through each applicable vesting date.

The Employment Agreement also provides for the following severance benefits upon a termination by the Company without cause (including a non-renewal of the agreement and as well as his resignation following certain events that will be deemed a termination without cause): (i) a lump sum payment within 30 days of termination equal to the sum of (w) 1.5 times his then-current base salary, (x) 1.5 times his target bonus of 75% of base salary, (y) a prorated target bonus of 75% of base salary for the fiscal year of termination (equal to a pro-rata portion of target based upon the number of days worked by Mr. Krauss during such fiscal year if such termination occurs during the first half of the fiscal year or 100% of target if such termination occurs during the second half of the fiscal year), and (z) any unpaid bonuses earned in respect of prior fiscal years, (ii) reimbursement for the cost of continued health insurance coverage under COBRA for 18 months (or until Mr. Krauss becomes entitled to coverage with a subsequent employer), and (iii) immediate vesting in all outstanding and unvested options and shares of restricted stock then held by him.

If permitted by the NY Canon of Ethics, Mr. Krauss has agreed not to compete with the Company or solicit any of the Company's customers or personnel during his employment and for one year following any termination of his employment, all on the terms set forth in the Employment Agreement.

The foregoing description of the Employment Agreement is not complete and is qualified in its entirety by reference to the text of the Employment Agreement attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.    Exhibits

Exhibits:
3.1	Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on February 24, 2010 and incorporated herein by reference.
10.1
Employment Agreement, dated May 12, 2010, by and between the Company and Lainie Goldstein, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 14, 2010 and incorporated herein by reference.†
10.2	Employment Agreement, dated June 4, 2010, by and between the Company and Seth Krauss.†
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: June 8, 2010	By:	/s/ BEN FEDER Ben Feder Chief Executive Officer (Principal Executive Officer)
Date: June 8, 2010	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial and Accounting Officer (Principal Financial Officer)