Form 10-Q
period 2010-07-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2010-09-03
CIK 946581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
OR
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

As of August 31, 2010, there were 84,977,766 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	July 31, 2010	October 31, 2009
	(Unaudited)	(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$232,127	$102,083
Accounts receivable, net of allowances of $49,113 and $37,191 at July 31, 2010 and October 31, 2009, respectively	96,226	181,065
Inventory	21,267	26,687
Software development costs and licenses	154,674	167,341
Prepaid taxes and taxes receivable	8,468	8,814
Prepaid expenses and other	43,472	47,473
Assets of discontinued operations	2,040	95,104

Total current assets	558,274	628,567

Fixed assets, net	22,122	27,049
Software development costs and licenses, net of current portion	98,006	75,521
Goodwill	216,147	220,881
Other intangibles, net	22,270	23,224
Other assets	27,340	31,886

Total assets	$944,159	$1,007,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,013	$114,379
Accrued expenses and other current liabilities	231,110	172,784
Deferred revenue	12,096	6,334
Liabilities of discontinued operations	5,541	60,796

Total current liabilities	281,760	354,293

Long-term debt	102,217	97,063
Income taxes payable	8,615	10,146
Liabilities of discontinued operations, net of current portion	3,369	-

Total liabilities	395,961	461,502

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000 shares authorized	-	-
Common stock, $.01 par value, 150,000 shares authorized; 84,152 and 81,925 shares issued and outstanding at July 31, 2010 and October 31, 2009, respectively	842	819
Additional paid-in capital	685,017	658,794
Accumulated deficit	(133,375)	(122,179)
Accumulated other comprehensive income (loss)	(4,286)	8,192

Total stockholders' equity	548,198	545,626

Total liabilities and stockholders' equity	$944,159	$1,007,128

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
		(As adjusted)		(As adjusted)
Net revenue	$354,076	$94,929	$785,316	$418,530
Cost of goods sold	240,259	76,939	497,396	289,533

Gross profit	113,817	17,990	287,920	128,997
Selling and marketing	46,706	23,686	131,276	91,929
General and administrative	24,786	28,794	78,050	97,146
Research and development	17,582	13,886	45,945	49,589
Depreciation and amortization	4,058	4,218	11,849	13,497

Total operating expenses	93,132	70,584	267,120	252,161

Income (loss) from operations	20,685	(52,594)	20,800	(123,164)
Interest and other, net	(4,458)	(4,160)	(17,035)	(3,285)

Income (loss) from continuing operations before income taxes	16,227	(56,754)	3,765	(126,449)
Provision (benefit) for income taxes	3,848	1,563	8,292	(3,874)

Income (loss) from continuing operations	12,379	(58,317)	(4,527)	(122,575)
Income (loss) from discontinued operations, net of taxes	(6,459)	1,852	(6,669)	5,643

Net income (loss)	$5,920	$(56,465)	$(11,196)	$(116,932)

Earnings (loss) per share:
Continuing operations	$0.14	$(0.76)	$(0.06)	$(1.60)
Discontinued operations	(0.07)	0.03	(0.08)	0.07

Basic earnings (loss) per share	$0.07	$(0.73)	$(0.14)	$(1.53)

Continuing operations	$0.14	$(0.76)	$(0.06)	$(1.60)
Discontinued operations	(0.07)	0.03	(0.08)	0.07

Diluted earnings (loss) per share	$0.07	$(0.73)	$(0.14)	$(1.53)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended July 31,
	2010	2009
		(As adjusted)
Operating activities:
Net loss	$(11,196)	$(116,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and impairment of software development costs and licenses	106,568	61,163
Depreciation and amortization	11,849	13,497
Loss (income) from discontinued operations	6,669	(5,643)
Amortization and impairment of intellectual property	88	448
Stock-based compensation	23,617	16,114
Loss on sale of subsidiary	3,831	-
Deferred income taxes	5	(488)
Amortization of discount on Convertible Notes	5,154	1,045
Amortization of debt issuance costs	939	539
Other, net	1,950	(3,106)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	84,839	55,167
Inventory	5,105	22,984
Software development costs and licenses	(119,614)	(111,602)
Prepaid expenses, other current and other non-current assets	952	21,934
Deferred revenue	5,762	(30,458)
Accounts payable, accrued expenses, income taxes payable and other liabilities	(27,943)	(99,536)
Net cash (used in) provided by discontinued operations	(2,741)	28,114

Net cash provided by (used in) operating activities	95,834	(146,760)

Investing activities:
Purchase of fixed assets	(6,551)	(7,788)
Cash received from sale of subsidiary	5,587	-
Net cash provided by sale of discontinued operations	37,250	-
Payments in connection with business combinations	(500)	(500)

Net cash provided by (used in) investing activities	35,786	(8,288)

Financing activities:
Proceeds from exercise of employee stock options	53	4
Net payments on line of credit	-	(70,000)
Proceeds from issuance of Convertible Notes	-	138,000
Purchase of convertible note hedges	-	(43,592)
Issuance of warrants to purchase common stock	-	26,342
Payment of debt issuance costs	-	(4,833)

Net cash provided by financing activities	53	45,921

Effects of exchange rates on cash and cash equivalents	(1,629)	3,639

Net increase (decrease) in cash and cash equivalents	130,044	(105,488)
Cash and cash equivalents, beginning of year	102,083	280,277

Cash and cash equivalents, end of period	$232,127	$174,789

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

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At July 31, 2010 and October 31, 2009 we had $16,398 and $9,235, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying consolidated balance sheets because its use was restricted.

The estimated fair value of the Company's Convertible Notes (defined in Note 10) is $102,702 as of July 31, 2010. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies. From time to time, we use forward exchange contracts to mitigate foreign currency risk associated with foreign currency assets and liabilities consisting primarily of cash balances and certain non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. We do not designate foreign currency forward contracts as hedging instruments and accordingly, we mark to market our foreign currency forward contracts each period and any gains and losses are recognized in net income (loss). At July 31, 2010, we had forward contracts outstanding to purchase $5,790 of foreign currency in exchange for U.S. dollars and to purchase $50,538 of U.S. dollars in exchange for foreign currencies with maturities of less than one year. The fair value of our foreign currency forward contracts was immaterial as of July 31, 2010. For the three and nine months ended July 31, 2010 we recorded $2,233 and $3,961, respectively, of losses related to foreign currency forward contracts in interest and other, net.

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

In June 2009, we issued $138,000 aggregate principal amount of 4.375% Convertible Notes which was classified as long-term debt at October 31, 2009. On November 1, 2009 we calculated the difference between the principal amount of the Convertible Notes and the remaining liability component after the bifurcation to be $43,592, which was reclassified to debt discount with a corresponding adjustment made to additional paid-in capital. Also upon adoption of this new guidance, on November 1, 2009 we retrospectively adjusted the debt discount which is being amortized as non-cash interest expense in our consolidated statement of operations in addition to the Convertible Notes' coupon interest payments over the five year period of the Convertible Notes. For additional details on our Convertible Notes see Note 10.

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

Amendments to Variable Interest Entity Guidance

In June 2009, new guidance was issued which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective at the start of a company's first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company). We do not expect the adoption of this new guidance to have a material impact on our consolidated financial position, cash flows or results of operations.

Multiple-Deliverable Revenue Arrangements

In October 2009, new guidance was issued related to the accounting for multiple-deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable. These new rules will become effective, on a prospective basis, at the start of a company's first fiscal year beginning after June 15, 2010 (November 1, 2010 for the Company). We do not expect the adoption of this new guidance to have a material impact on our consolidated financial position, cash flows or results of operations.

Certain Revenue Arrangements That Include Software Elements

In October 2009, new guidance was issued that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product's essential functionality. This new rule will become effective, on a prospective basis, at the start of a company's first fiscal year beginning after June 15, 2010 (November 1, 2010 for the Company). We do not expect the adoption of this new guidance to have a material impact on our consolidated financial position, cash flows or results of operations.

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

The following is a summary of the results of the discontinued operations:

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
Net revenue	$-	$43,635	$131,937	$206,566

Income (loss) before income taxes	$(6,459)	$2,966	$(6,669)	$9,002
Provision for income taxes	-	(1,114)	-	(3,359)

Net income (loss)	$(6,459)	$1,852	$(6,669)	$5,643

The results for the three and nine months ended July 31, 2010 include an expense of $4,791 related to a liability for a lease assumption without economic benefit less estimates of sublease income. The lease matures on September 30, 2014.

The following is a summary of the assets and liabilities of discontinued operations as of July 31, 2010 and October 31, 2009.

	July 31, 2010	October 31, 2009
Assets of discontinued operations:
Accounts receivable, net	$-	$26,115
Inventory	-	67,309
Prepaid expenses and other	2,040	1,337
Fixed assets, net	-	343

Total assets of discontinued operations	$2,040	$95,104

Liabilities of discontinued operations:
Current:
Accounts payable	$1,911	$58,597
Accrued expenses and other current liabilities	3,630	2,199

Sub-total	5,541	60,796
Long-term:
Other non-current liabilities	3,369	-

Total liabilities of discontinued operations	$8,910	$60,796

4.     MANAGEMENT AGREEMENT

In March 2007, we entered into a management services agreement (the "Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman. In addition, we entered into employment agreements with Ben Feder and Karl Slatoff to serve as our Chief Executive Officer and Executive Vice President, respectively. Both Mr. Feder and Mr. Slatoff are partners of ZelnickMedia. The Management Agreement expires in October 2012 and provides for an annual management fee of $2,500 and a maximum bonus of $2,500 per fiscal year based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services under the Management Agreement, we recorded consulting expense (a component of general and administrative expenses) of $1,875 and $313 for the three months ended July 31, 2010 and 2009, respectively, and $3,750 and $1,932 for the nine months ended July 31, 2010 and 2009, respectively.

Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vest over 36 months and expire 10 years from the date of grant. Each month, we remeasure the fair value of the unvested portion of such options and record compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock impacts compensation expense or benefit recognized from period to period. We recorded stock-based compensation related to this option grant of $953 and $923 for the three months ended July 31, 2010 and 2009, respectively, and $2,956 and $2,894 for the nine months ended July 31, 2010 and 2009, respectively.

In addition, on June 13, 2008, we granted 600,000 shares of restricted stock to ZelnickMedia, that vest in three equal installments on June 13, 2009, 2010, and 2011; and 900,000 shares of restricted stock that vest over a four year period through 2012, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Industrial Index measured annually on a cumulative basis. For the three months ended July 31, 2010 and 2009, we recorded a benefit of $89 and an expense of $480, respectively, of stock-based compensation related to these grants of restricted stock. For the nine months ended July 31, 2010 and 2009, we recorded expenses of $191 and $800, respectively, of stock-based compensation related to these grants of restricted stock.

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

	July 31, 2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds	$110,383	$110,383	$-	$-

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

6.     COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
Net income (loss)	$5,920	$(56,465)	$(11,196)	$(116,932)
Foreign currency translation adjustment	(2,013)	22,427	(12,478)	10,680

Comprehensive income (loss)	$3,907	$(34,038)	$(23,674)	$(106,252)

7.     INVENTORY

Inventory balances by category are as follows:

	July 31, 2010	October 31, 2009
		(As adjusted)
Finished products	$17,706	$20,288
Parts and supplies	3,561	6,399

Inventory	$21,267	$26,687

Estimated product returns included in inventory at July 31, 2010 and October 31, 2009 are $4,643 and $2,971, respectively.

8.     SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our software development costs and licenses are as follows:

	July 31, 2010		October 31, 2009
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$83,853	$81,912	$123,018	$46,574
Software development costs, externally developed	69,581	15,007	42,306	27,202
Licenses	1,240	1,087	2,017	1,745

Software development costs and licenses	$154,674	$98,006	$167,341	$75,521

Software development costs and licenses as of July 31, 2010 and October 31, 2009 include $225,868 and $212,939, respectively, related to titles that have not been released.

9.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	July 31, 2010	October 31, 2009
		(As adjusted)
Software development royalties	$105,075	$55,151
Income tax payable and deferred tax liability	36,483	41,669
Compensation and benefits	30,273	16,749
Licenses	23,503	13,202
Marketing and promotions	8,909	11,038
Professional fees	3,902	6,153
Rent and deferred rent obligations	5,020	5,767
Deferred consideration for acquisitions	-	1,103
Other	17,945	21,952

Accrued expenses and other current liabilities	$231,110	$172,784

10.   LONG-TERM DEBT

Credit Agreement

In July 2007, we entered into a credit agreement (the "Credit Agreement") which provides for borrowings of up to $140,000 and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at July 31, 2010), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at July 31, 2010), with the margin rate subject to the achievement of certain average liquidity levels. We had no outstanding borrowings at July 31, 2010 and October 31, 2009. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75%.

Information related to availability on our Credit Agreement is as follows:

	July 31, 2010	October 31, 2009
Available borrowings	$138,336	$88,137
Outstanding letters of credit	1,664	11,560

We recorded $472 and $780 of interest expense and fees related to the Credit Agreement for the three months ended July 31, 2010 and 2009, respectively. We recorded $1,545 and $4,269 of interest expense and fees related to the Credit Agreement for the nine months ended July 31, 2010 and 2009, respectively. As of July 31, 2010, we were in compliance with all covenants and requirements in the Credit Agreement.

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

The indenture governing the Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the Convertible Notes will automatically become due and payable immediately. As of July 31, 2010, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

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

A portion of the net proceeds from the Convertible Notes offering was used to pay the net cost of the convertible note hedge transactions (after such cost was partially offset by proceeds from the sale of the warrants). We incurred approximately $4,984 of banking, legal and accounting fees related to the issuance of the Convertible Notes which were capitalized as debt issuance cost and will be amortized to interest and other expense, net over the term of the Convertible Notes.

Adoption of new debt guidance impacting Convertible Notes

In May 2008, the FASB issued new accounting guidance on debt with conversion and other options. This guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the Company's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The guidance requires retrospective application of its provisions and it does not affect our cash flows. On November 1, 2009 we adopted this new guidance related to the accounting for convertible notes, and we reclassified the difference between the fair value and the principal amount of our Convertible Notes balance to additional paid-in capital, representing the fair value of the embedded conversion option of the Convertible Notes. We estimated the fair value to be $94,408, as of the date of issuance of our Convertible Notes, assuming a 13% non-convertible borrowing rate. On November 1, 2009 we calculated the difference between the principal amount of the Convertible Notes and the remaining liability component after the bifurcation to be $43,592 which we reclassified to debt discount with a corresponding adjustment made to additional paid-in capital. Also upon adoption of this new guidance, we retrospectively adjusted the debt discount which is being amortized using the effective interest method as non-cash interest expense in our consolidated statement of operations in addition to the Convertible Notes' coupon interest payments over the five year period of the Convertible Notes. The results of the retrospective amortization on our consolidated statement of operations reflected an additional pre-tax non-cash interest expense of approximately $2,655 for the fiscal year ended October 31, 2009 and $1,045 for the three and nine months ended July 31, 2009. Debt issuance costs of $4,984 were capitalized and are being amortized to interest expense over the term of the Convertible Notes. Debt issuance costs of $1,574 were related to the equity component and were recorded as a reduction of additional paid-in capital. See Note 2 for retrospective application to previously reported items.

The following table provides additional information related to our Convertible Notes:

	July 31, 2010	October 31, 2009
Additional paid-in capital	$42,018	$42,018

Principal amount of Convertible Notes	$138,000	$138,000
Unamortized discount of the liability component	35,783	40,937

Net carrying amount of Convertible Notes	$102,217	$97,063

Carrying amount of debt issuance costs	$2,615	$3,127

The following table provides the components of interest expense related to our Convertible Notes:

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
Cash interest expense (coupon interest expense)	$1,476	$1,006	$4,495	$1,006
Non-cash amortization of discount on Convertible Notes	1,774	1,045	5,154	1,045
Amortization of debt issuance costs	171	112	512	112

Total interest expense related to Convertible Notes	$3,421	$2,163	$10,161	$2,163

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

All of these cases have now been resolved. In January 2010, we entered into a settlement agreement with the individual plaintiffs to resolve their claims on a non-class basis, on non-material financial terms, and the SDNY Court dismissed their case on February 16, 2010. The LA City Attorney action was thereafter dismissed by stipulation of the parties on May 4, 2010.

Securities Class Action—Grand Theft Auto: San Andreas and Option Backdating.    In February and March 2006, four purported class action complaints were filed against us and certain of our then current and former officers and directors in the SDNY Court. The actions were consolidated, and in April 2007 the lead plaintiffs filed a consolidated second amended complaint which contained allegations related to purported "hidden content" contained in Grand Theft Auto: San Andreas and the backdating of stock options, including the investigation thereof conducted by the Special Litigation Committee of the Board of Directors and the restatement of our financial statements relating thereto. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. The lead plaintiffs sought unspecified compensatory damages and costs including attorneys' fees and expenses. In April 2008, the Court dismissed, with leave to amend, all claims as to all defendants relating to Grand Theft Auto: San Andreas and certain claims as to our former CEO, CFO and certain director defendants relating to the backdating of stock options. In September 2008, the lead plaintiff filed a third amended consolidated complaint seeking to reinstate these claims, which we opposed. On August 31, 2009, we entered into a memorandum of understanding with the lead plaintiffs to comprehensively settle all claims asserted by them against us, our Rockstar Games subsidiary and all of the current and former officers and directors named in the actions. On June 29, 2010, the SDNY Court granted preliminary approval of the settlement, and scheduled a fairness hearing to be held on October 12, 2010. In accordance with the terms of the settlement, and pending its finalization, $20,115 was placed into an escrow fund for the benefit of class members. Our insurance carriers contributed $15,315 of this payment, and the Company contributed $4,800, which had previously been accrued for in our financial statements. In addition to the payment to the settlement fund, we will also supplement the substantial changes that we have already implemented in our corporate governance policies and practices with certain additional changes. The proposed settlement is subject to the completion of final documentation and final approval by the SDNY Court. Neither we, our subsidiary nor any of the individuals admit any wrongdoing as part of the proposed settlement agreement.

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

Strickland et al. Personal Injury Action.    In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against us, Sony Computer Entertainment America Inc., Sony Corporation of America, Wal-Mart, GameStop and Devin Moore, alleging under Alabama's manufacturers' liability and wrongful death statutes, that our video games resulted in "copycat violence" that caused the deaths of Messrs. Strickland, Crump and Mealer by Mr. Moore. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600,000. In April 2006, the plaintiffs amended the complaint to add a claim for civil conspiracy. Our motion to dismiss that claim is pending, but there currently is no scheduling order in effect. At our request, the Court held an evidentiary hearing on October 30, 2008 to consider the exclusion of certain expert testimony and a second hearing was held on December 18, 2008. On July 29, 2009, the Court entered an order excluding the expert testimony and granting summary judgment to the Company. Plaintiff Steve Strickland filed a Notice of Appeal on August 10, 2009 and briefing was completed on June 3, 2010. Plaintiff filed a motion to stay the Alabama Supreme Court's consideration of First Amendment arguments until after the U.S. Supreme Court rules on California's law restricting game sales (expected to be argued November 3, 2010). The Alabama Supreme Court has not ruled on the motion to stay and the appeal remains pending. We believe that the claims are without merit and that this action is similar to lawsuits brought and dismissed by courts in other jurisdictions.

We intend to vigorously defend all of the above pending matters and, with respect to the derivative actions, we have been advised that the individual defendants will vigorously defend such actions.

12.   EARNINGS (LOSS) PER SHARE ("EPS")

The following table sets forth the computation of basic and diluted earnings (loss) per common share (shares in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
Computation of Basic Earnings (Loss) Per Share:
Net income (loss)	$5,920	$(56,465)	$(11,196)	$(116,932)
Net income allocated to participating securities	(417)	-	-	-

Net income (loss) allocated to common stockholders	$5,503	$(56,465)	$(11,196)	$(116,932)

Total weighted average shares outstanding—basic	85,373	76,994	78,798	76,561
Less: weighted average participating shares outstanding	(6,013)	-	-	-

Weighted average common shares outstanding—basic	79,360	76,994	78,798	76,561

Basic earnings (loss) per common share	$0.07	$(0.73)	$(0.14)	$(1.53)

Computation of Diluted Earnings (Loss) Per Share:
Net income (loss)	$5,920	$(56,465)	$(11,196)	$(116,932)
Net income allocated to participating securities	(417)	-	-	-

Net income (loss) allocated to common stockholders	$5,503	$(56,465)	$(11,196)	$(116,932)

Weighted average common shares outstanding—basic	79,360	76,994	78,798	76,561
Plus: dilutive effect of common stock equivalents	-	-	-	-

Weighted average common shares outstanding—diluted	79,360	76,994	78,798	76,561

Diluted earnings (loss) per common share	$0.07	$(0.73)	$(0.14)	$(1.53)

The Company defines common stock equivalents as unexercised stock options, common stock equivalents underlying the Convertible Notes (see Note 10) and warrants outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which are assessed for their impact on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator. For the three and nine months ended July 31, 2010 and 2009, the assumed conversion of 12,927,000 shares underlying our Convertible Notes was antidilutive; therefore the shares were excluded from the computation of diluted EPS.

In connection with the issuance of our Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 10) which were excluded from the calculation of diluted EPS because their impact is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our Convertible Notes, the Company entered into warrant transactions (see Note 10). For the three and nine months ended July 31, 2010 and the three and nine months ended July 31, 2009, the Company excluded the warrants outstanding from its diluted EPS because the warrants' strike price of $14.945 was greater than the average market price of our common stock.

Other common stock equivalents excluded from the diluted EPS calculation were unexercised stock option awards of approximately 2,430,000 for the three and nine months ended July 31, 2010 and approximately 3,838,000 for the three and nine months ended July 31, 2009 because their effect would have been antidilutive for those periods.

For the three and nine months ended July 31, 2010, we issued approximately 252,000 and 2,383,000 shares, respectively, of common stock in connection with restricted stock awards. During the three and nine months ended July 31, 2010, we canceled 41,000 and 118,000 shares, respectively, of unvested restricted stock awards.

On November 1, 2009, we adopted new accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. Our unvested restricted stock rights (including restricted stock units, time-based and market-based restricted stock awards) are considered participating restricted stock since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. For the three months ended July 31, 2009 and the nine months ended July 31, 2010 and July 31, 2009 we had 3,934,000, 5,827,000 and 3,934,000, respectively, of unvested share-based awards that are considered participating restricted stock which are excluded due to the net loss for those periods.

13.   SEGMENT AND GEOGRAPHIC INFORMATION

We are a publisher of interactive software games designed for video game consoles, personal computers, handheld devices and digital distribution.

Our reporting segment is based upon our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Executive Officer, our chief operating decision maker ("CODM") to evaluate performance. The Company's operations involve similar products and customers worldwide. We are centrally managed and the CODM primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform to make operational decisions and assess financial performance. Our business consists of our Rockstar Games and 2K labels which have been aggregated into a single reportable segment (the "publishing segment") based upon their similar economic characteristics, products and distribution methods. Revenue earned from our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third parties. Accordingly, after the sale of the assets of our distribution segment, the Company operates as a single segment.

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

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region is as follows:

	Three months ended July 31,		Nine months ended July 31,
Net revenue by geographic region:	2010	2009	2010	2009
United States	$189,992	$54,829	$456,525	$246,088
Canada	18,605	4,028	46,943	18,631

North America	208,597	58,857	503,468	264,719
Continental Europe	66,699	21,027	128,949	92,205
United Kingdom	53,634	6,338	105,408	35,217
Asia Pacific and other	25,146	8,707	47,491	26,389

Total net revenue	$354,076	$94,929	$785,316	$418,530

Net revenue by product platform is as follows:

	Three months ended July 31,		Nine months ended July 31,
Net revenue by product platform:	2010	2009	2010	2009
Microsoft Xbox 360	$171,277	$30,179	$350,489	$135,203
Sony PlayStation 3	155,388	11,160	278,009	53,872
PC	10,551	13,574	51,878	59,442
Nintendo Wii	4,974	15,399	38,854	62,864
Nintendo DS	4,453	3,908	20,540	35,183
Sony PlayStation 2	3,528	11,038	21,116	38,096
Sony PSP	2,968	9,126	20,997	31,965
Other	937	545	3,433	1,905

Total net revenue	$354,076	$94,929	$785,316	$418,530

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

We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category and create groundbreaking entertainment by leveraging our existing franchises as well as developing new brands. Software titles published by our Rockstar Games label are primarily internally developed. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series and continues to expand on our established franchises by releasing sequels as well as offering downloadable episodes and content. In January 2010, Rockstar released the highly rated Grand Theft Auto: Chinatown

Wars on the iPhone and iPod touch, and in May 2010, Rockstar released the critically acclaimed Red Dead Redemption on Xbox 360 and PS3. Rockstar is also well known for developing brands in other genres, including the Bully, Manhunt and Max Payne franchises.

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

2K Sports develops most of its software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series, NHL 2K series, and our Top Spin tennis series. 2K Sports has secured long-term, third party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media. In addition, 2K Sports has secured licensing agreements with the National Basketball Association (NBA) and the National Hockey League (NHL). NBA 2K10 is the top rated and top selling basketball simulation franchise for the Xbox 360 and PS3 through July 2010, according to Gamerankings.com and The NPD Group estimates of U.S. retail video game sales. 2K Sports also has expansion initiatives in the rapidly growing Asia markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. In 2009, 2K Sports secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia. At the same time, 2K Sports also announced a partnership with Tencent Holdings Limited, one of China's leading online game operators, to co-develop and distribute NBA 2K Online in China.

2K Play focuses on developing and publishing titles for the casual and family-friendly games market. 2K Play titles are developed by both internal development studios and third party developers. Internally developed titles include Carnival Games™ and Birthday Party Bash. In Fiscal 2010, 2K Play released Ringling Bros. and Barnum & Bailey® Circus, a new licensed casual and family-friendly, internally developed game. 2K Play also has a partnership with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer; Go, Diego, Go!; Ni Hao, Kai-lan and The Backyardigans. In February 2010, 2K Play released The Misadventures of P.B. Winterbottom on XBLA and is working with several small independent developers to publish additional casual gaming titles for XBLA, such as Axel & Pixel. We expect family-oriented gaming to continue to be a component of our industry in the future.

Discontinued operations

In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America for approximately $44 million, including $37.25 million in cash, subject to purchase price adjustments, and up to an additional $6.75 million based on the achievement of certain items, resulting in a gain on the sale of $0.5 million for the nine months ended July 31, 2010. The financial results of this business, which were previously reported as our distribution business, have been classified as discontinued operations in our Condensed Consolidated Statements of Operations for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets for all periods presented. See Note 3 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

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

Third Quarter 2010 Releases

We released the following key title in the third quarter of fiscal year 2010:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Red Dead Redemption	Rockstar Games	Internal	PS3, Xbox 360	May 18, 2010

Product Pipeline

We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Actual/Expected Release Date
Mafia® II	2K Games	Internal	PS3, Xbox 360, PC	August 24, 2010 (released)
NHL® 2K11	2K Sports	Internal	iPhone, Wii	August 24, 2010 (released)
New Carnival Games	2K Play	Internal	Wii, DS	Fiscal year 2010
NBA® 2K11	2K Sports	Internal	PS3, PS2, PSP, Xbox 360, Wii, PC	Fiscal year 2010
Sid Meier's Civilization® V	2K Games	Internal	PC	Fiscal year 2010
Nickelodeon Fit	2K Play	External	Wii	Fiscal year 2010
L.A. Noire	Rockstar Games	External	PS3, Xbox 360	Fiscal year 2011
Spec Ops®: The Line™	2K Games	External	PS3, Xbox 360, PC	Fiscal year 2011
BioShock® Infinite	2K Games	Internal	PS3, Xbox 360, PC	Calendar year 2012
Max Payne 3	Rockstar Games	Internal	PS3, Xbox 360, PC	To be announced
XCOM®	2K Games	Internal	Xbox 360, PC	To be announced

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

In June 2009, we issued $138.0 million aggregate principal amount of 4.375% convertible senior notes due 2014 ("Convertible Notes") which was classified as long-term debt at October 31, 2009. On November 1, 2009 we calculated the difference between the principal amount of the Convertible Notes and the remaining liability component after the bifurcation to be $43.6 million, which was reclassified to debt discount with a corresponding adjustment made to additional paid-in capital. Also upon adoption of this new guidance, on November 1, 2009 we retrospectively adjusted the debt discount which is being amortized as non-cash interest expense in our consolidated statements of operations in addition to the Convertible Notes' coupon interest payments over the five year period of the Convertible Notes. For additional details on our Convertible Notes see Note 10 to our Condensed Consolidated Financial Statements.

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

Amendments to Variable Interest Entity Guidance

In June 2009, new guidance was issued which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective at the start of a company's first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company). We do not expect the adoption of this new guidance to have a material impact on our consolidated financial position, cash flows or results of operations.

Multiple-Deliverable Revenue Arrangements

In October 2009, new guidance was issued related to the accounting for multiple-deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable. These new rules will become effective, on a prospective basis, at the start of a company's first fiscal year beginning after June 15, 2010 (November 1, 2010 for the Company). We do not expect the adoption of this new guidance to have a material impact on our consolidated financial position, cash flows or results of operations.

Certain Revenue Arrangements That Include Software Elements

In October 2009, new guidance was issued that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product's essential functionality. This new rule will become effective, on a prospective basis, at the start of a company's first fiscal year beginning after June 15, 2010 (November 1, 2010 for the Company). We do not expect the adoption of this new guidance to have a material impact on our consolidated financial position, cash flows or results of operations.

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

Results of Operations

Consolidated operating results, net revenue by geographic region and revenue by platform as a percent of net revenue are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
		(As adjusted)		(As adjusted)
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	67.9%	81.0%	63.3%	69.2%
Gross profit	32.1%	19.0%	36.7%	30.8%
Selling and marketing	13.2%	25.0%	16.7%	22.0%
General and administrative	7.0%	30.3%	9.9%	23.2%
Research and development	5.0%	14.6%	5.9%	11.8%
Depreciation and amortization	1.1%	4.5%	1.5%	3.2%

Total operating expenses	26.3%	74.4%	34.0%	60.2%

Income (loss) from operations	5.8%	(55.4)%	2.7%	(29.4)%
Interest and other, net	(1.2)%	(4.4)%	(2.2)%	(0.8)%

Income (loss) from continuing operations before income taxes	4.6%	(59.8)%	0.5%	(30.2)%
Provision (benefit) for income taxes	1.1%	1.6%	1.1%	(0.9)%

Income (loss) from continuing operations	3.5%	(61.4)%	(0.6)%	(29.3)%
Income (loss) from discontinued operations, net of taxes	(1.8)%	1.9%	(0.8)%	1.4%

Net income (loss)	1.7%	(59.5)%	(1.4)%	(27.9)%

Net revenue by geographic region:
United States and Canada	58.9%	62.0%	64.1%	63.2%
Europe, Asia Pacific and Other	41.1%	38.0%	35.9%	36.8%
Revenue by platform:
Console	94.7%	71.4%	87.7%	69.3%
PC	3.0%	14.3%	6.6%	14.2%
Handheld	2.1%	13.7%	5.3%	16.0%
Other	0.2%	0.6%	0.4%	0.5%

Three Months ended July 31, 2010 compared to July 31, 2009

(thousands of dollars)	2010	%	2009 (As adjusted)	% (As adjusted)	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$354,076	100.0%	$94,929	100.0%	$259,147	273.0%
Product costs	96,986	27.4%	42,580	44.9%	54,406	127.8%
Software development costs and royalties(1)	61,396	17.3%	17,156	18.1%	44,240	257.9%
Internal royalties	70,904	20.1%	368	0.3%	70,536	19167.4%
Licenses	10,973	3.1%	16,835	17.7%	(5,862)	(34.8)%

Cost of goods sold	240,259	67.9%	76,939	81.0%	163,320	212.3%

Gross profit	$113,817	32.1%	$17,990	19.0%	$95,827	532.7%

(1)
Includes $5,554 and $631 of stock-based compensation expense in 2010 and 2009, respectively.

Net revenue increased $259.1 million for the three months ended July 31, 2010 as compared to the same period in 2009, primarily due to the release of Red Dead Redemption in May 2010. Partially offsetting the increase in net revenue were our third quarter 2009 releases of The BIGS 2 and Birthday Party Bash in addition to a decrease in sales for our Carnival Games franchise in 2010.

Net revenue on current generation consoles accounted for approximately 93.7% of our total net revenue in the third quarter of 2010 compared to 59.8% for the same period in 2009. The increase is primarily due to the May 2010 release of Red Dead Redemption. PC sales decreased to approximately 3.0% of our total net revenue in the third quarter of 2010 compared to 14.3% for the same period in 2009 and handheld sales decreased to 2.1% of our total net revenue in the third quarter of 2010 compared to 13.7% for the same period in 2009, in each case primarily due to the significant net revenue recognized from Red Dead Redemption.

Gross profit as a percentage of net revenue increased in the third quarter of 2010 compared to the third quarter of 2009 primarily due to an improved pricing mix resulting from the release of Red Dead Redemption in May 2010, partially offset by higher internal royalty expense, which was primarily due to increased income generated from Red Dead Redemption.

Revenue earned outside of North America increased to $145.5 million (41.1%) in the third quarter of 2010 compared to $36.1 million (38.0%) in the third quarter of 2009. The increase in percentage of revenue earned outside of North America was primarily due to the global release of Red Dead Redemption in May 2010. Foreign exchange rates decreased net revenue and gross profit by approximately $5.9 million and $2.0 million, respectively, in the third quarter of 2010 as compared to the third quarter of 2009.

Operating Expenses

(thousands of dollars)	2010	% of net revenue	2009 (As adjusted)	% of net revenue (As adjusted)	Increase/ (decrease)	% Increase/ (decrease)

Selling and marketing	$46,706	13.2%	$23,686	25.0%	$23,020	97.2%
General and administrative	24,786	7.0%	28,794	30.3%	(4,008)	(13.9)%
Research and development	17,582	5.0%	13,886	14.6%	3,696	26.6%
Depreciation and amortization	4,058	1.1%	4,218	4.5%	(160)	(3.8)%

Total operating expenses(1)	$93,132	26.3%	$70,584	74.4%	$22,548	31.9%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2010	2009
Selling and marketing	$1,115	$501
General and administrative	2,336	3,054
Research and development	1,052	430

Foreign currency exchange rates favorably impacted total operating expenses by approximately $1.6 million in the third quarter of 2010 as compared to the third quarter of 2009.

Selling and marketing

Selling and marketing expenses increased $23.0 million for the three months ended July 31, 2010, as compared to the same period in 2009 primarily due to higher advertising expenses related to Red Dead Redemption.

General and administrative

General and administrative expenses decreased $4.0 million for the three months ended July 31, 2010 compared to the same period in 2009 primarily due to $2.5 million of income as a result of a favorable legal settlement and reduced salary expense as a result of cost cutting initiatives partially offset by higher performance based incentive compensation as a result of the Company's improved performance.

General and administrative expenses for the three months ended July 31, 2010 and 2009 include occupancy expense (primarily rent, utilities and office expenses) of $3.7 million for both periods related to our development studios.

Research and development

Research and development expenses increased $3.7 million for the three months ended July 31, 2010 compared to the same period in 2009 primarily due to lower payroll capitalization rates at our development studios due to the transition of efforts being refocused to new projects following the May 2010 release of Red Dead Redemption.

Interest and other, net

Interest and other, net was an expense of $4.5 million for the three months ended July 31, 2010 compared to an expense of $4.2 million for the three months ended July 31, 2009. The variance in interest and other, net is primarily due to higher interest expense associated with the issuance of the June 2009 Convertible Notes, partially offset by lower exchange losses in our foreign subsidiaries.

Provision for income taxes

For the three months ended July 31, 2010, income tax expense was $3.8 million, compared to income tax expense of $1.6 million in the third quarter of 2009. The variance in tax expense is primarily attributable to an increase in taxable earnings in certain foreign jurisdictions. In addition, for the same period in 2009, tax expense was also reduced by tax benefits recognized as a result of utilizing losses generated in 2009 against taxable income from discontinued operations.

Our effective tax rate differed from the federal, state and foreign statutory rates due to changes in valuation allowances during the third quarter.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Discontinued operations

Income (loss) from discontinued operations, net of income tax, reflects the results of our former distribution business for which net assets were sold in February 2010. For the three months ended July 31, 2010, the net loss was $6.5 million as compared to net income of $1.9 million for the same period last year when we were still actively engaged in the business. The loss in 2010 is primarily due to an expense of $4.8 million related to a liability for a lease assumption without economic benefit less estimates of sublease income and other post divestiture adjustments on residual assets and liabilities.

Net income (loss) and earnings (loss) per share

For the three months ended July 31, 2010, our net income was $5.9 million, compared to a net loss of $56.5 million in the same period of 2009. Net income per share for the three months ended July 31, 2010 was $0.07 for basic and diluted earnings compared to a net loss per share of $0.73 for the three months ended July 31, 2009. Total weighted average shares outstanding for the three months ended July 31, 2010 were 85.4 million shares compared to 77.0 million shares in the prior period primarily due to the inclusion of unvested share-based awards, that are considered participating restricted stock for the three months ended July 31, 2010, and the vesting of restricted stock over the last twelve months.

Nine Months ended July 31, 2010 compared to July 31, 2009

(thousands of dollars)	2010	%	2009 (As adjusted)	% (As adjusted)	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$785,316	100.0%	$418,530	100.0%	$366,786	87.6%
Product costs	227,290	28.9%	151,614	36.2%	75,676	49.9%
Software development costs and royalties(1)	139,235	17.7%	68,470	16.4%	70,765	103.4%
Internal royalties	86,262	11.0%	30,498	7.3%	55,764	182.8%
Licenses	44,609	5.7%	38,951	9.3%	5,658	14.5%

Cost of goods sold	497,396	63.3%	289,533	69.2%	207,863	71.8%

Gross profit	$287,920	36.7%	$128,997	30.8%	$158,923	123.2%

(1)
Includes $8,473 and $3,679 of stock-based compensation expense in 2010 and 2009, respectively.

Net revenue increased $366.8 million for the nine months ended July 31, 2010 as compared to the same period in 2009, primarily due to the releases of Red Dead Redemption in May 2010, BioShock 2 in February 2010 and Borderlands in October 2009. Partially offsetting the increases in net revenue was a decrease in sales of our Grand Theft Auto franchise of approximately $39 million, a decrease to our Carnival Games franchise and the third quarter 2009 release of The BIGS 2.

Net revenue on current generation consoles accounted for approximately 85.0% of our total net revenue for the nine months ended July 31, 2010 compared to 60.2% for the same period in 2009. The increase is primarily due to releases of Red Dead Redemption in May 2010, BioShock 2 in February 2010 and Borderlands in October 2009. PC sales decreased to approximately 6.6% of our total net revenue for the nine months ended July 31, 2010 compared to 14.2% for the same period in 2009, reflecting reduced sales of Grand Theft Auto IV on the PC, which launched in the first quarter of 2009. Handheld sales decreased to 5.3% of our total net revenue for the nine months ended July 31, 2010 compared to 16.0% for the same period in 2009 primarily due to the March 2009 release of Grand Theft Auto: Chinatown Wars on the Nintendo DS as well as the impact of the 2010 net revenue on current generation consoles mentioned above.

Gross profit as a percentage of net revenue increased for the nine months ended July 31, 2010 as compared to the same period in 2009 primarily due to improved pricing mix resulting from the release of Red Dead Redemption in May 2010, partially offset by higher internal royalty expense, which was primarily due to increased income generated from Red Dead Redemption.

Revenue earned outside of North America accounted for approximately $281.8 million (35.9%) for the nine months ended July 31, 2010 compared to $153.8 million (36.8%) in the same period in 2009. The decrease in percentage of revenue earned outside of North America was primarily due to higher sales of NBA 2K10 for the nine months ended July 31, 2010 compared to NBA 2K9 in the same period in 2009, which were primarily released only in North America. In addition, higher sales of Grand Theft Auto IV on the PC, which launched in the first quarter 2009, contributed to the percentage of revenue reduction. Foreign exchange rates increased net revenue and gross profit by approximately $10.3 million and $1.3 million, respectively, for the nine months ended July 31, 2010 as compared to the same period in 2009.

Operating Expenses

(thousands of dollars)	2010	% of net revenue	2009 (As adjusted)	% of net revenue (As adjusted)	Increase/ (decrease)	% Increase/ (decrease)

Selling and marketing	$131,276	16.7%	$91,929	22.0%	$39,347	42.8%
General and administrative	78,050	9.9%	97,146	23.2%	(19,096)	(19.7)%
Research and development	45,945	5.9%	49,589	11.8%	(3,644)	(7.3)%
Depreciation and amortization	11,849	1.5%	13,497	3.2%	(1,648)	(12.2)%

Total operating expenses(1)	$267,120	34.0%	$252,161	60.2%	$14,959	5.9%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2010	2009
Selling and marketing	$3,082	$1,417
General and administrative	8,886	9,000
Research and development	3,176	2,018

Foreign currency exchange rates negatively impacted total operating expenses by approximately $4.5 million in the nine months ended July 31, 2010 as compared to the same period of 2009.

Selling and marketing

Selling and marketing expenses increased $39.3 million for the nine months ended July 31, 2010, as compared to the same period in 2009 primarily due to higher advertising expenses related to Red Dead Redemption, BioShock 2 and Borderlands.

General and administrative

General and administrative expenses decreased $19.1 million for the nine months ended July 31, 2010 compared to the same period in 2009 primarily due to a decrease in professional fees and settlement costs, reflecting a reduced number of legal and regulatory matters, and reduced salary expense as a result of cost cutting initiatives partially offset by higher performance based incentive compensation as a result of the Company's improved performance. In addition, the nine months ended July 31, 2009 reflects incremental, non-recurring expenses related to contract negotiations.

General and administrative expenses for the nine months ended July 31, 2010 and 2009 include occupancy expense (primarily rent, utilities and office expenses) of $11.3 million and $10.3 million, respectively, related to our development studios.

Research and development

Research and development expenses decreased $3.6 million for the nine months ended July 31, 2010 compared to the same period in 2009 primarily due to higher payroll capitalization rates at our development studios primarily due to a greater number of titles having reached technological feasibility and a decrease in production expenses.

Interest and other, net

Interest and other, net was an expense of $17.0 million for the nine months ended July 31, 2010 compared to an expense of $3.3 million for the nine months ended July 31, 2009. We incurred a foreign exchange loss of $2.0 million for the nine months ended July 31, 2010 compared to a gain of $2.5 million for the comparable period in 2009. The nine months ended July 31, 2010 also included interest expense of $11.7 million compared to $6.4 million for the same period in 2009, primarily due to the issuance of the June 2009 Convertible Notes, and we recognized a loss of $3.8 million on the sale of our Italian subsidiary.

Provision for income taxes

For the nine months ended July 31, 2010, income tax expense was $8.3 million, compared to income tax benefit of $3.9 million for the same period in 2009. The variance in tax expense is primarily attributable to an increase in taxable earnings in certain foreign jurisdictions, tax expense resulting from the cancellation of stock options in 2010. In addition, for the same period in 2009, tax benefits were recognized as a result of utilizing losses generated in 2009 against taxable income from discontinued operations as well as tax benefits realized during the second quarter of 2009 resulting from the conclusion of domestic tax audits.

Our effective tax rate differed from the federal, state and foreign statutory rates primarily due to changes in valuation allowances and uncertain tax positions during the period.

For the nine months ended July 31, 2010, gross unrecognized tax benefits decreased by $12.3 million primarily related to payments resulting from domestic tax audits concluded during the second quarter of 2010, which includes a decrease in interest and penalties of $4.2 million. U.S. federal taxing authorities have now completed examinations of our income tax returns for years through fiscal 2006. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Discontinued operations

Income (loss) from discontinued operations, net of income tax, reflects the results of our former distribution business for which net assets were sold in February 2010. For the nine months ended July 31, 2010, the net loss was $6.7 million as compared to net income of $5.6 million for the same period last year when we were still actively engaged in the business. The loss in 2010 is primarily due to an expense of $4.8 million related to costs associated with a liability for a lease assumption without economic benefit less estimates of sublease income, other post divestiture adjustments on residual assets and liabilities and an operating loss prior to divestiture primarily due to mix as well as write downs of inventory to net realizable value, partially offset by the $0.5 million gain on sale of our distribution business. The income generated for the nine months ended July 31, 2009 reflected our active involvement in the distribution business at that time.

Net loss and loss per share

For the nine months ended July 31, 2010, our net loss was $11.2 million, compared to a net loss of $116.9 million in the same period of 2009. Net loss per share for the nine months ended July 31, 2010 was $0.14 compared to a net loss per share of $1.53 for the nine months ended July 31, 2009. Total weighted average shares outstanding for the nine months ended July 31, 2010 were 78.8 million shares compared to 76.6 million shares in the prior period primarily due to the vesting of restricted stock over the last twelve months.

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our credit agreement and our Convertible Notes to satisfy our working capital needs.

In February 2010, we completed the sale to Synnex of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America for approximately $44 million, including $37.25 million in cash, subject to purchase price adjustments, and up to an additional $6.75 million based on the achievement of certain items. As of July 31, 2010, we had recorded a liability of discontinued operations for $4.8 million related to a lease assumption which matures on September 30, 2014.

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

At any time on or after June 5, 2012, the Company may redeem all of the outstanding Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide notice of redemption to holders of the Convertible Notes exceeds 150% of the conversion price in effect on each such trading day. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date. The indenture governing the Convertible Notes contains customary terms and covenants and events of default. As of July 31, 2010, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

In July 2007, we entered into a credit agreement which provides for borrowings of up to $140.0 million and is secured by substantially all of our assets and the equity of our subsidiaries (the "Credit Agreement"). The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at July 31, 2010 and October 31, 2009), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at July 31, 2010 and October 31, 2009).

We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75%.

Availability under the Credit Agreement is restricted by our domestic and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

As of July 31, 2010 there were no outstanding borrowings and $138.3 million was available to borrow. We had $1.7 million of letters of credit outstanding at July 31, 2010.

The Credit Agreement substantially limits us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30.0 million (including available borrowings under the credit facility), based on a 30-day average. As of July 31, 2010, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 56.6% and 43.9% of net revenue for the nine months ended July 31, 2010 and 2009, respectively. As of July 31, 2010 and October 31, 2009, amounts due from our five largest customers comprised approximately 66.2% and 59.7% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 40.4% and 50.3% of such balance at July 31, 2010 and October 31, 2009, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may impact our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. There were no material agreements requiring known cash commitments entered into during the nine months ended July 31, 2010 that were not previously reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

Our cash and cash equivalents increased by $130.0 million for the nine months ended July 31, 2010 as follows:

	Nine months ended July 31,
(thousands of dollars)	2010	2009

Cash provided by (used in) operating activities	$95,834	$(146,760)
Cash provided by (used in) investing activities	35,786	(8,288)
Cash provided by financing activities	53	45,921
Effects of exchange rates on cash and cash equivalents	(1,629)	3,639

Net increase (decrease) in cash and cash equivalents	$130,044	$(105,488)

At July 31, 2010 we had $232.1 million of cash and cash equivalents, compared to $102.1 million at October 31, 2009. Our increase in cash and cash equivalents from October 31, 2009 was primarily due to cash provided by operating activities and investing activities.

The increase in cash provided by operating activities was primarily due to cash income generated from our strong triple-A titles this year, the collection of accounts receivable from revenue generated by our fourth quarter 2009 releases and holiday season sales, partially offset by the payment of accounts payable, accrued expenses and software development costs.

The increase in cash provided by investing activities was primarily due to the divestitures of our Jack of all Games third party distribution business and our Italian subsidiary during the current year.

Cash and cash equivalents were negatively impacted by $1.6 million in 2010 as a result of foreign currency exchange movements.

Off-Balance Sheet Arrangements

As of July 31, 2010 and October 31, 2009, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any off-balance sheet arrangements and are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia, and Asia. For the three months ended July 31, 2010 and 2009, approximately 46.3% and 42.2%, respectively, of our net revenue was earned outside of the United States. For the nine months ended July 31, 2010 and 2009, approximately 41.9% and 41.2%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at July 31, 2010), or (b) 3.25% to 3.75% above the LIBOR rate with a minimum 4.00% LIBOR Rate (7.25% at July 31, 2010), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The Convertible Notes pay interest semi-annually at a fixed rate of 4.375% per annum and we expect that there will be no fluctuation related to the Convertible Notes impacting our current year cash component of interest expense. For additional details on our Convertible Notes see Note 10 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the nine months ended July 31, 2010, our foreign currency translation loss adjustment was approximately $12.5 million. We recognized a foreign exchange transaction loss in interest and other expense, net in our consolidated statements of operations for the nine months ended July 31, 2010 of $2.0 million and a foreign exchange transaction gain for the nine months ended July 31, 2009 of $2.5 million.

We use forward foreign exchange contracts to mitigate foreign currency risk related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. At July 31, 2010, we had forward contracts outstanding to purchase $5.8 million of foreign currency in exchange for U.S. dollars and to purchase $50.5 million of U.S. dollars in exchange for foreign currencies with a maturity of less than one year. For the three and nine months ended July 31, 2010 we recorded $2.2 million and $4.0 million, respectively, of losses related to foreign currency forward contracts in interest and other, net.

For the nine months ended July 31, 2010, 41.9% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.2%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.2%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2010, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consumer Class Action and City of Los Angeles Litigation—Grand Theft Auto: San Andreas.    As described above in Note 11 of Part I, all of these cases have now been resolved. In January 2010, we entered into a settlement agreement with the individual plaintiffs to resolve their claims on a non-class basis, on non-material financial terms, and the SDNY Court dismissed their case on February 16, 2010. The LA City Attorney action was thereafter dismissed by stipulation of the parties on May 4, 2010.

Securities Class Action—Grand Theft Auto: San Andreas and Option Backdating.    As described above in Note 11 of Part I, on June 29, 2010, the SDNY Court granted preliminary approval of the settlement, and scheduled a fairness hearing to be held on October 12, 2010. In accordance with the terms of the settlement, and pending its finalization, $20.1 million was placed into an escrow fund for the benefit of class members. Our insurance carriers contributed $15.3 million of this payment, and the Company contributed $4.8 million, which had previously been accrued for in our financial statements. In addition to the payment to the settlement fund, we will also supplement the substantial changes that we have already implemented in our corporate governance policies and practices with certain additional changes. The proposed settlement is subject to the completion of final documentation and final approval by the SDNY Court. Neither we, our subsidiary nor any of the individuals admit any wrongdoing as part of the proposed settlement agreement.

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

Strickland et al. Personal Injury Action.    As described above in Note 11 of Part I, plaintiff Steve Strickland filed a Notice of Appeal on August 10, 2009 and briefing was completed on June 3, 2010. Plaintiff filed a motion to stay the Alabama Supreme Court's consideration of First Amendment arguments until after the U.S. Supreme Court rules on California's law restricting game sales (expected to be argued November 3, 2010). The Alabama Supreme Court has not ruled on the motion to stay and the appeal remains pending. We believe that the claims are without merit and that this action is similar to lawsuits brought and dismissed by courts in other jurisdictions.

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

Item 6.    Exhibits

Exhibits:
10.1	Employment Agreement, dated May 12, 2010, by and between the Company and Lainie Goldstein, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 14, 2010 and incorporated herein by reference.†

Exhibits:
10.2	Employment Agreement, dated June 4, 2010, by and between the Company and Seth Krauss, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on June 9, 2010 and incorporated herein by reference.†
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

†
Represents a management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2010 and October 31, 2009, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2010 and July 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2010 and July 31, 2009; and (iv) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: September 3, 2010	By:	/s/ BEN FEDER Ben Feder Chief Executive Officer (Principal Executive Officer)

Date: September 3, 2010	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial and Accounting Officer (Principal Financial Officer)