Form 10-KT
period 2010-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2010-12-20
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KT

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
OR
☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from November 1, 2009 to March 31, 2010.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of December 14, 2010, there were 85,351,968 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-KT

EXPLANATORY NOTE

On October 25, 2010, the Company's Board of Directors approved a change in the Company's fiscal year end from October 31 to March 31, as reported in the Company's Current Report on Form 8-K filed on October 25, 2010. The Company implemented the fiscal year end change to align its fiscal periods more closely with the seasonality of its business and improve comparability with industry peers. This Form 10-KT is a Transition Report and covers the period from, and includes financial information for, the five-month period from November 1, 2009 to March 31, 2010 (the "Transition Period").

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

PART I

Item 1.    Business

General

We are a global publisher and developer of interactive entertainment software. Our business consists of our wholly-owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. We develop, publish, market and sell software titles for gaming and entertainment hardware platforms including: Sony's PlayStation®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems; Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") video game and entertainment system; Nintendo's Wii™ ("Wii") and DS™ ("DS") systems; the PC; and Apple's iPhone® ("iPhone"), iPod® touch ("iPod touch") and iPad™ ("iPad"). We also selectively develop and publish titles for digital distribution via Sony's PlayStation®Network ("PSN") and Microsoft's Xbox LIVE® Marketplace ("Xbox LIVE") and Xbox LIVE® Arcade ("XBLA"), as well as digitally offer our PC titles through online download stores and services such as Steam. The global installed base for the prior generation of platforms, including PS2 and DS ("prior generation platforms") is substantial. The release of the PS3, Xbox 360, and Wii platforms ("current generation platforms") has further expanded the video game software market. We are continuing to increase the number of titles released on the current generation platforms while also developing titles for certain prior generation platforms such as PS2 and DS given their significant installed base, as long as it is economically attractive to do so. We have pursued a strategy of capitalizing on the widespread market acceptance of interactive entertainment, as well as the growing popularity of innovative action, adventure, racing, role-playing, sports and strategy games that appeal to the expanding demographic of video game players.

The demographics of the interactive entertainment industry audience have broadened significantly over the past few years, with video games becoming an increasingly popular form of mainstream entertainment. According to the Entertainment Software Association, more than two-thirds of all American households play PC or video games, with an estimated 68% of heads of households now playing games. The average game player is 35 years old and has been actively playing for 12 years. Despite the widening of this audience, the video game industry has not been immune to the ongoing challenges of the economic environment. The "Global Video Game Market Update" published by International Development Group ("IDG") in February 2010 forecasts that the annual sales of video game software in North America, Europe, and Japan will decline from $25.0 billion in 2009 to an estimated $18.4 billion in 2014. In addition, IDG forecasts that the number of video game software units sold annually will also decline from 586.0 million in 2009 to an estimated 442.9 million in 2014. Details on the estimated global sales value and unit sales of console, handheld and PC software from 2009 through 2014 are as follows:

Global Sales of Console, Handheld and PC Software*	2009	2010E	2011E	2012E	2013E	2014E
Sales Value (in $US, millions)	$25,038	$23,050	$19,795	$18,146	$17,337	$18,431

Units Sold (in millions)	586.0	587.7	539.2	506.4	467.5	442.9

*
Sales data and forecasts for North America, Europe, and Japan including PC and current and next generation console and handheld platforms.
Source:
International Development Group, February 2010

We were incorporated under the laws of the State of Delaware in 1993 and are headquartered in New York, New York with 2,202 employees globally. Our telephone number is (646) 536-2842 and our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Corporate—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Our website and the information contained therein or connected thereto are not intended to be incorporated into this Transition Report on Form 10-KT. You may also obtain copies of our reports without charge by writing to:

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

Discontinued operations

In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America for approximately $44.0 million, including $37.3 million in cash, subject to purchase price adjustments, and up to an additional $6.7 million, subject to the achievement of certain items. The financial results of this business, which were previously reported as our distribution business, have been classified as discontinued operations in our Consolidated Statements of Operations for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented. See Note 3 to our Consolidated Financial Statements for additional information regarding discontinued operations.

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

Support Label Structure to Target Distinct Market Segments.    Our business consists of our wholly-owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. Each group focuses on distinct product genres and target demographics. We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. We expect 2K Games, developer and publisher of our successful Sid Meier's Civilization series and our critically acclaimed BioShock franchise, to continue to develop new and successful franchises in the future. Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K and NHL 2K, are generally published on an annual basis. 2K Play focuses on the market of casual and family-oriented games such as Carnival Games, an internally developed and owned franchise. 2K Play has leveraged this franchise through sequels and product extensions, including Carnival Games™ MiniGolf. We also have expansion initiatives in the rapidly growing Asia-Pacific markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea.

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

Diversify Revenue by Title, Genre, Platform, and Target Demographic.    We believe the diversification of our product mix will reduce our operating risks and increase our revenue. We have expansion initiatives in the rapidly growing Asia-Pacific markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. In addition, we expect to offer a wider variety of titles for an expanded group of customers through 2K Play, which is focused on family and casual games. To take advantage of their increasing installed base we selectively offer our titles on the PS3, Xbox 360, Wii, PS2, PSP, DS, PC, iPhone, iPod touch and iPad.

Leverage Emerging Technologies.    We continually seek to capitalize on the technological advances in our industry that are leading to new revenue streams. We see opportunities in a variety of areas, including downloadable content, in-game advertising, micro-transactions, and social games. During the five months ended March 31, 2010, we released downloadable content for Borderlands: The Zombie Island of Dr. Ned and Borderlands: Mad Moxxi's Underdome Riot, both on Xbox LIVE and PSN, as well as BioShock 2: Sinclair Solutions Tester Pack, on Xbox LIVE, PSN and the PC. During the fiscal year ended October 31, 2009, we released downloadable content for Grand Theft Auto IV on Xbox LIVE, and downloadable content for Midnight Club: Los Angeles South—Central on Xbox LIVE and PSN. We also released NBA 2K10: Draft Combine, a download-only experience on XBLA and PSN, and during the fiscal year ended October 31, 2008, we released downloadable content for BioShock® on PSN. We have also begun to develop and publish titles for the iPhone and iPod touch, including Sid Meier's Civilization® Revolution™ which was released during the fiscal year ended October 31, 2009, and casual gaming titles exclusively for XBLA, including the launch of Axel & Pixel during the fiscal year ended October 31, 2009, and The Misadventures of P.B. Winterbottom, which was released in February 2010. We are beginning to develop gaming experiences that capitalize on the increasing consumer adoption of social networks. We currently include in-game advertising in many of our sports titles. We also continue to pursue opportunities that exist for networked gameplay, particularly for our wholly-owned franchises, as well as micro-transactions, where gamers can pay to download additional content to enhance their game playing experience.

Expand International Business.    The global market for interactive entertainment continues to grow and we seek to increase our presence internationally, particularly in Asia, Eastern Europe and Latin America. We have expansion initiatives in the Asian markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. Historically, we typically distributed our products in Asia through license agreements with local publishers in Japan and Korea, and distribution agreements with local distributors of finished goods elsewhere in Asia. While we retain title to all intellectual property, under license agreements local publishers are responsible for localization of software content, distribution and marketing of the products in their respective local markets. We intend to continue to build upon these licensing relationships and also expand finished goods distribution strategies to grow our international business. During the fiscal year ended October 31, 2009, 2K Sports secured a multi-year license from the NBA to develop an online version of an NBA simulation game in China, Taiwan, South Korea and Southeast Asia. At the same time, 2K Sports also announced a partnership with Tencent Holdings Limited, one of China's leading online game operators, to co-develop and publish NBA 2K Online in China.

Our Publishing and Software Development Businesses

Revenue in our publishing business primarily is derived from the sale of internally developed software titles and software titles developed by third parties for our benefit. Operating margins in our publishing business are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. We have internal development studios located in Australia, Canada, China, Czech Republic, the United Kingdom, and the United States. As of March 31, 2010, we had a research and development staff of 1,641 employees with the technical capabilities to develop software titles for all major current and prior generation consoles, handheld hardware platforms and PCs in multiple languages and territories.

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

We continue to explore new revenue streams as they evolve, including higher margin sources such as downloadable content and in-game advertising. During the five months ended March 31, 2010, we released downloadable content, allowing gamers to further expand their gameplay experience, for the following titles: Borderlands: The Zombie Island of Dr. Ned, Borderlands: Mad Moxxi's Underdome Riot and BioShock 2: Sinclair Solutions Tester Pack. During the fiscal year ended October 31, 2009, our downloadable content releases included Grand Theft Auto IV: The Lost and Damned, Midnight Club: Los Angeles—South Central Map Expansion and South Central Premium Upgrade, Grand Theft Auto: The Ballad of Gay Tony and NBA®2K10: Draft Combine. We expect downloadable content to become more prevalent as broadband connectivity continues to gain popularity and digital delivery platforms such as Xbox LIVE and PlayStation Network gain additional customers.

Rockstar Games.    Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category and create groundbreaking entertainment by leveraging our existing franchises as well as developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series and continues to expand on our established franchises by releasing sequels as well as offering downloadable episodes and content. During the fiscal year ended October 31, 2009, Rockstar released the critically acclaimed Grand Theft Auto: Chinatown Wars on the Nintendo DS and Sony PSP and, in January 2010, released it on the iPhone and iPod touch. In May 2010, Rockstar released the critically acclaimed Red Dead Redemption on Xbox 360 and PS3. Rockstar is also well known for developing brands in other genres, including the Bully, Manhunt, Max Payne and Red Dead franchises, and introduced a new brand in the music genre during the fiscal year ended October 31, 2009 with Rockstar Games and Timbaland present Beaterator.

2K.    Our 2K label publishes its titles under 2K Games, 2K Sports and 2K Play:

2K Games.    2K Games has published a variety of popular entertainment properties across multiple genres and platforms and we expect 2K Games to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. In February 2010, 2K Games released BioShock 2, a new multiplayer experience that enhances the lore and fiction of the BioShock universe. 2K Games also expanded the Sid Meier's Civilization series by releasing Sid Meier's Civilization® Revolution™ onto mobile platforms for the iPhone, iPod touch and iPad. 2K Games expects to further expand upon the Civilization franchise by introducing Sid Meier's Civilization® Network™ on Facebook in the future. 2K Games has also published titles that were externally developed, such as The Darkness™, The Elder Scrolls IV: Oblivion® and Borderlands™, which has become another key franchise for 2K Games since its launch in October 2009.

2K Sports.    We develop most of our 2K Sports software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series, NHL 2K series, our Top Spin tennis series, and our Don King boxing title. 2K Sports has secured long-term, third party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media. In addition, 2K Sports has secured licensing agreements with the National Basketball Association ("NBA") and the National Hockey League ("NHL").

We also have expansion initiatives in the rapidly growing Asia markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. During the fiscal year ended October 31, 2009, 2K Sports secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia. At the same time, 2K Sports also announced a partnership with Tencent Holdings Limited, one of China's leading online game operators, to co-develop and distribute NBA 2K Online in China.

2K Play.    2K Play focuses on developing and publishing titles for the growing market of casual and family-friendly games. 2K Play titles are developed by both internal development studios and third party developers. Internally developed titles include Carnival Games and Birthday Party Bash. In November 2009, 2K Play released a new licensed casual and family-friendly, internally developed game, Ringling Bros. and Barnum & Bailey® Circus. 2K Play also has a partnership with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer; Go, Diego, Go!; Ni Hao, Kai-lan and The Backyardigans. In February 2010, 2K Play released The Misadventures of P.B. Winterbottom on XBLA and is working with several small independent developers to publish additional casual gaming titles for XBLA, such as Axel & Pixel. We expect family-oriented gaming to continue to be a component of our industry in the future.

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

Nintendo.    Under the terms of the license agreements that we have entered into with Nintendo Co., Ltd. and its affiliates, Nintendo granted us the right and license to develop, market, publish and distribute software for Nintendo's Wii and DS. The agreements require us to submit products to Nintendo for approval and for us to make royalty payments to Nintendo based on the number of units manufactured. In addition, products for such platforms are required to be manufactured by Nintendo.

Apple.    Under the terms of the license agreements that we have entered into with Apple and Apple Subsidiaries, Apple granted us the right and license to develop applications for the iPhone, iPod touch and iPad. The agreements require us to submit products to Apple for approval and for us to pay commissions based on prices paid by end users.

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

Sales

We sell software titles to retail outlets in North America, Europe and Asia through direct relationships with large retail customers and third party distributors. Our customers in North America include leading mass merchandisers such as Wal-Mart; specialty retailers such as GameStop; video stores such as Blockbuster; electronics stores such as Best Buy; toy stores such as Toys "R" Us; national and regional drug stores; and supermarket and discount store chains. Our European customers include Media Markt, Game Group, and GEM Distribution. We have sales operations in the Asia-Pacific region, Australia, Austria, Canada, France, Germany, the Netherlands, New Zealand, Spain, Switzerland, the United Kingdom and the United States.

We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the five months ended March 31, 2010 accounted for approximately 55.7% of our net revenue, with GameStop and Wal-Mart accounting for 24.1% and 14.9%, respectively. Sales to our five largest customers during the fiscal year ended October 31, 2009 accounted for approximately 56.4% of our net revenue, with GameStop, Wal-Mart and Best Buy accounting for 19.3%, 16.5% and 10.1%, respectively. No other customer accounted for more than 10.0% of our net revenue during the five months ended March 31, 2010 and fiscal year ended October 31, 2009.

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

  •
  Stimulating continued sales by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price concessions may occur at any time in a product's life cycle, but typically occur three to nine months after a product's initial launch. During the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009, 2008 and 2007, price concessions to retailers amounted to $53.2 million, $41.4 million, $49.4 million, $41.9 million and $48.2 million, respectively. In certain international markets, we also provide volume rebates to stimulate continued product sales.

We also employ various other marketing methods designed to promote consumer awareness, including in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, as well as attendance at trade shows. We employ separate sales forces for our publishing and distribution operations. As of March 31, 2010, we had a sales and marketing staff of 232 people.

Our products generally sell at retail prices ranging from $19.99 to $59.99 in North America. Products designed for the iPhone, iPod touch and iPad generally sell at retail prices ranging from $4.99 to $9.99 in

North America. Products that are designated Sony's Greatest Hits (for PS3, PS2 and PSP) and Microsoft's Platinum Hits (for Xbox 360) generally sell at prices ranging from $19.99 to $29.99 in North America.

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

Economic Environment and Retailer Performance.    We continue to monitor the adverse changes in economic conditions which may have unfavorable impacts on our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. The unfavorable economic environment has impacted several of our customers, and is expected to continue to do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Our business is also negatively impacted by the actions of certain of our large customers, who sell used copies of our games, which reduces demand for new copies of our games. We have begun to offer downloadable episodes for certain of our titles, which require the user to have a copy of the original game. While this may serve to reduce some used game sales, we expect sales of used games to continue to increase.

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

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net revenue. For the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009, 2008 and 2007, approximately 34.1%, 39.8%, 42.2%, 49.1% and 40.7%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. See Notes 1 and 18 to the Consolidated Financial Statements.

Segment and Geographic Information

See Note 18 to the Consolidated Financial Statements.

Employees

As of March 31, 2010, we had 2,202 full-time employees, of which 1,161 were employed outside of the United States. None of our employees are subject to collective bargaining agreements. We consider our relations with employees to be satisfactory.

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

We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PS3 and PSP, Microsoft's Xbox 360 and Nintendo's Wii and DS. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

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

Our continued success will depend to a significant extent on our senior management team and our relationship with ZelnickMedia Corporation ("ZelnickMedia"). Our Executive Chairman, Chief Executive Officer and Chief Operating Officer are partners of ZelnickMedia. We are also highly dependent on the expertise, skills and knowledge of certain of our Rockstar employees responsible for content creation and development of our Grand Theft Auto titles and titles based on other brands. Although we entered into employment agreements with members of the creative team of our Rockstar Games publishing label, we may not be able to continue to retain these personnel at current compensation levels, or at all.

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

We have experienced and may continue to experience wide fluctuations in quarterly operating results. The release of a "hit" title typically leads to a high level of sales during the first few months after introduction followed by a rapid decline in sales. In addition, the interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter, due primarily to increased demand for games during the holiday season. Demand for and sales of our sports titles are also seasonal in that they are typically released just prior to the start of the sport season which they depict. Our failure or inability to produce "hit" titles or introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business and operating results. The uncertainties associated with software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations.

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

We sell our products to our customers in the United States primarily through a distribution service provider, Ditan Distribution, LLC ("Ditan"). Ditan provides shipping, receiving, warehouse management and related functions. If Ditan does not perform these services in a satisfactory manner, or if we desire or are required to replace Ditan as our primary distributor and are unable to do so, our sales and operating results could suffer.

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

We incurred losses during the five months ended March 31, 2010 and fiscal year ended October 31, 2009, and we may continue to incur losses. If we incur losses in the future, we may be required to raise additional capital in order to fund our operations. We could seek to raise capital in a number of ways, including through the issuance of debt or equity, or through other financing arrangements. During the fiscal year ended October 31, 2007, we entered into a senior secured line of credit agreement (and expanded the line of credit in November 2007), which requires us to make periodic interest or other debt service payments. In addition, during the fiscal year ended October 31, 2009 we issued convertible senior notes, which require us to make periodic interest payments to the holders of the convertible senior notes. If we borrow additional funds, further debt service payments would probably be necessary. In addition, the terms of additional debt may impose significant restrictions on our ability to operate our business. If we seek financing through the sale of equity or equity-based securities (such as our convertible senior notes), our current stockholders will suffer dilution in their percentage ownership of common stock. We cannot be certain as to our ability to raise additional capital in the future or under what terms capital would be available, particularly in light of the current economic downturn which has, among other consequences, led to the depression of stock prices and the tightening of credit. If we need to raise capital and are not successful in doing so, we will have to consider other options that may include, but are not limited to, a reduction in our expenditures for internal and external new product development, reductions in overhead expenses, and sales of intellectual property and other assets. These actions, should they become necessary, will likely result in a reduction in the size of our operations and could materially affect the prospects of our business.

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

Future acquisitions and investments could also involve the issuance of our equity and equity-linked securities (potentially diluting our existing stockholders), the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses such as stock- based compensation. Any of the foregoing factors could harm our financial condition or prevent us from achieving improvements in our financial condition and operating performance that could have otherwise been achieved by us on a stand-alone basis. Our stockholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

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

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

Our principal executive offices are located at 622 Broadway, New York, New York in approximately 48,000 square feet of space under a lease expiring in 2012 for an annual rent of approximately $1.9 million. During the five months ended March 31, 2010, we also subleased an additional 16,000 square feet at this location under a lease expiring in April 2010 for an annual rent of approximately $0.2 million.

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

In addition, our other subsidiaries lease office space in Sydney and Canberra, Australia; Vienna, Austria; Mississauga, Toronto and Vancouver, Canada; Brno and Prague, Czech Republic; Paris, France; Munich, Germany; Breda, Netherlands; Madrid, Spain; Auckland, New Zealand; Geneva, Switzerland; London, Lincoln, and Leeds, United Kingdom; Newton, Singapore; Shanghai, China; Seoul, Korea; Tokyo, Japan and in the United States Camarillo, San Diego, and Northridge, California; Sparks, Maryland; Andover and Quincy, Massachusetts; Cincinnati, Ohio; Austin, Texas and Bellevue, Washington; for an aggregate annual rent of approximately $8.5 million.

Item 3.    Legal Proceedings

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries as described below in this section. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, financial condition, results of operations or cash flows. We have appropriately accrued amounts related to certain legal and other proceedings discussed below. While there is a possibility that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material. In addition to the matters described herein, we are, or may become, involved in routine litigation in the ordinary course of business which we do not believe to be material to our business, financial condition, results of operations or cash flows. This Item 3 has been updated to correspond to Note 14 of our Consolidated Financial Statements, which reflects subsequent events through the date of the issuance of the Consolidated Financial Statements.

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

Securities Class Action—Grand Theft Auto: San Andreas and Option Backdating.    In February and March 2006, four purported class action complaints were filed against us and certain of our then current and former officers and directors in the SDNY Court. The actions were consolidated, and in April 2007 the lead plaintiffs filed a consolidated second amended complaint which contained allegations related to purported "hidden content" contained in Grand Theft Auto: San Andreas and the backdating of stock options, including the investigation thereof conducted by the Special Litigation Committee of the Board of Directors and the restatement of our financial statements relating thereto. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. The lead plaintiffs sought unspecified compensatory damages and costs including attorneys' fees and expenses. In April 2008, the Court dismissed, with leave to amend, all claims as to all defendants relating to Grand Theft Auto: San Andreas and certain claims as to our former CEO, CFO and certain director defendants relating to the backdating of stock options. In September 2008, the lead plaintiff filed a third amended consolidated complaint seeking to reinstate these claims, which we opposed. On August 31, 2009, we entered into a memorandum of understanding with the lead plaintiffs to comprehensively settle all claims asserted by them against us, our Rockstar Games subsidiary and all of the current and former officers and directors named in the actions. On June 29, 2010, the SDNY Court granted preliminary approval of the settlement. In accordance with the terms of the settlement, $20.1 million was placed into an escrow fund for the benefit of class members. Our insurance carriers contributed $15.3 million of this payment, and the Company contributed $4.8 million, which had previously been accrued for in our financial statements. In addition to the payment to the settlement fund, we will also supplement the substantial changes that we have already implemented in our corporate governance policies and practices with certain additional changes. On October 12, 2010, the Court gave its final approval to the settlement, and subsequently issued its Final Judgment and Order of Dismissal on October 19, 2010. No appeal of the Court's Judgment was filed by the deadline of November 18, 2010. Neither we, our subsidiary nor any of the individuals admit any wrongdoing as part of the proposed settlement agreement.

Wilamowsky v. Take-Two et al.    On September 29, 2010, an individual claiming to be a shareholder of Take-Two and a potential member of the class on whose benefit the Securities Class Action described above was brought, filed a Complaint in the United States District Court for the Southern District of New York against the Company, and its former Chief Executive Officer and three former directors. Wilamowsky, who requested exclusion from the Securities Class Action settlement, alleged that he sold short shares of Take-Two stock during the class period. As a result of the same misstatements that were alleged in the Securities Class Action to have maintained the Company's stock price at artificially high levels, Wilamowsky claims he was forced to cover his short sales with purchases of Take-Two stock at prices that were higher than the true value of those shares. Wilamowsky's Complaint alleges against all defendants violations of §10(b) of the Exchange Act and Rule 10b-5, breaches of fiduciary duty and unjust enrichment. In addition, the Complaint alleges violations §20(a) of the Exchange Act against our former Chief Executive Officer.

On November 17, 2010, the Company and the individual defendants sought leave to file motions to dismiss all of Wilamowsky's claims, in accordance with the presiding judge's individual rules. A pre-motion hearing to address defendants' request was held on December 14, 2010, at which the requested leave was granted, and January 14, 2011 was scheduled for the filing of defendants' motions. We believe Wilamowsky's claims are without merit and intend to defend against them vigorously.

St. Clair Derivative Action.    In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the SDNY Court against us, as nominal defendant, and certain of our directors and certain former officers and directors. Certain of the factual allegations in this action are similar to those in the securities class action described above. The plaintiff asserts that certain defendants breached their fiduciary duty by selling their stock while in possession of certain material non-public information and that we violated Section 14(a) of the Exchange Act and

Rule 14a-9 thereunder by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. The plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold our stock, unspecified compensatory damages with interest and its costs in the action. In March 2007, the Special Litigation Committee moved to dismiss the complaint based on, among other things, the Committee's conclusion that "future pursuit of this action is not in the best interests of Take-Two or its shareholders." In August 2007, the plaintiff filed an Amended Derivative and Class Action Complaint alleging, among other things, that defendants breached their fiduciary duties in connection with the issuance of proxy statements from 2001 through 2005. In September 2007, the Special Litigation Committee moved to dismiss the Amended Complaint or to consolidate certain of its claims with the securities class action. In July 2008, the Court dismissed all claims against us and all claims against all defendants that arose out of the plaintiff's derivative claims. The Court expressly did not determine whether these claims would entitle the putative class to monetary damages, but invited briefs from the individual defendants on this point. In October 2008, these individuals moved to dismiss the remaining claims against them. Briefing was concluded as of January 16, 2009. On September 15, 2009, the case was reassigned to Judge Sullivan, who denied the pending motions to dismiss without prejudice pending an October status conference. At that status conference, the Court reinstated the motions to dismiss, and oral argument on those motions was held November 23, 2009. Those motions to dismiss were granted in their entirety on September 9, 2010, and the deadline for any appeals to be filed expired on October 13, 2010. The case is now concluded.

Derivative Action—Option Backdating.    In July and August 2006, shareholders Richard Lasky and Raeda Karadsheh filed purported derivative actions in the SDNY Court against us, as nominal defendant, and certain of our directors and certain former officers and directors. These actions were consolidated in November 2006 and the plaintiffs filed a consolidated complaint in January 2007, which focused exclusively on our historical stock option granting practices, alleging violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity-based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. These matters were referred to the Special Litigation Committee, which moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and Board of Directors. On April 21, 2009, the Court granted the Special Litigation Committee's motion in its entirety, dismissing all claims against all named defendants except Ryan A. Brant, James David, Larry Muller, and Kelly G. Sumner, and assigning those remaining claims to the Company as the sole party plaintiff. On June 15, 2009, the former shareholder plaintiffs applied for the entry of final judgment in order to permit the immediate appeal of the Court's April 21, 2009 order dismissing certain defendants and terminating the former shareholder plaintiffs from consolidated action, which application the Court denied on March 5, 2010. Also on June 15, 2009, as directed by the Court, the Company filed an amended complaint against the remaining defendants in the suit. Upon defendants' motions, the Court on March 31, 2010 dismissed as time barred all claims based upon options awards granted prior to July 12, 2001, and the disclosure claims against Larry Muller and James David. Still pending were the Company's disclosure claims against Ryan A. Brant and Kelly G. Sumner, as well as all claims against the four defendants related to options awards granted to them after July 12, 2001. The Company settled these remaining claims against Brant, Sumner, and David, and dismissed them with prejudice. The Company also dismissed its claims against Muller, without prejudice. The deadline for any appeal to be filed expired on November 19, 2010, and the case is now concluded.

Strickland et al. Personal Injury Action.    In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against us, Sony Computer Entertainment America Inc., Sony Corporation of America,

Wal-Mart, GameStop and Devin Moore, alleging under Alabama's manufacturers' liability and wrongful death statutes that our video games resulted in "copycat violence" that caused the deaths of Messrs. Strickland, Crump and Mealer by Mr. Moore. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600.0 million. Upon the Company's motion, on July 29, 2009 the Court entered an order excluding Plaintiff's expert testimony and granting summary judgment to the Company. Plaintiff Steve Strickland filed a Notice of Appeal on August 10, 2009 and briefing was completed on June 3, 2010. The Alabama Supreme Court affirmed the lower court decision and dismissed the appeal on September 24, 2010. The plaintiffs did not file an appeal within the necessary time frame and the decision in our favor cannot be challenged. This matter is now resolved.

We intend to vigorously defend all of the above pending matters.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol "TTWO." The following table sets forth, for the periods indicated, the range of the high and low sale prices for our common stock as reported by NASDAQ.

	High	Low
Five Month Transition Period Ended March 31, 2010
November 1, 2009 to January 31, 2010	$12.15	$7.00
February 1, 2010 to March 31, 2010	10.55	8.94
Fiscal Year Ended October 31, 2009
First Quarter	$13.03	$6.84
Second Quarter	9.94	5.56
Third Quarter	10.01	7.52
Fourth Quarter	12.57	9.19
Fiscal Year Ended October 31, 2008
First Quarter	$19.45	$13.53
Second Quarter	27.61	15.50
Third Quarter	27.95	22.70
Fourth Quarter	25.75	10.81

The number of record holders of our common stock was 91 as of December 14, 2010.

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

Stock Performance Graph

The following line graph compares, from October 31, 2004 through March 31, 2010, the cumulative total stockholder return on our common stock with the cumulative total return on the stocks comprising the NASDAQ Composite Index and the stocks comprising a peer group index consisting of Activision Blizzard, Electronic Arts and THQ. The comparison assumes $100 was invested on October 31, 2004 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

COMPARISON OF 65 MONTH CUMULATIVE TOTAL RETURN*
Among Take-Two Interactive Software, Inc., The NASDAQ Composite Index and a Peer Group
March 2010

*
$100 invested on October 31, 2004 in stock or index-including reinvestment of dividends.

	October 31, 2004	October 31, 2005	October 31, 2006	October 31, 2007	October 31, 2008	October 31, 2009	March 31, 2010
Take-Two Interactive Software, Inc.	100.00	93.99	63.69	85.49	54.00	49.94	44.94
NASDAQ Composite-Total Returns	100.00	108.15	121.64	148.10	89.88	107.94	126.26
TTWO Peer Group	100.00	137.41	132.17	159.45	84.93	70.74	77.80

Item 6.    Selected Financial Data

The following tables present selected financial data for the five months ended March 31, 2010 and the five fiscal years ended October 31, 2009 (in thousands, except per share data). Periods labeled "as adjusted" have been adjusted to reflect the sale of our third party distribution business which has been classified as discontinued operations (see Note 3 to the Consolidated Financial Statements) and the retroactive application of new accounting guidance relating to our Convertible Debt (see Notes 2 and 12 to the Consolidated Financial Statements).

	Five Months Ended March 31, 2010	Fiscal Year Ended October 31,
STATEMENT OF OPERATIONS DATA:		2009	2008	2007	2006(2)	2005(3)
		(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
Net revenue	$359,231	$701,057	$1,231,106	$695,828	$761,427	$859,472
Cost of goods sold	222,396	467,576	709,719	475,737	573,314	475,783

Gross profit	136,835	233,481	521,387	220,091	188,113	383,689

Selling and marketing	72,402	141,962	154,396	115,203	121,760	145,218
General and administrative	43,466	130,376	166,228	145,657	149,631	117,533
Research and development	25,279	63,748	63,929	48,455	64,258	73,724
Business reorganization and related	—	—	4,478	17,467	—	—
Impairment of goodwill and long-lived assets	—	—	—	—	15,608	—
Depreciation and amortization	6,622	17,574	21,322	21,206	20,042	16,807

Total operating expenses	147,769	353,660	410,353	347,988	371,299	353,282

Income (loss) from operations	(10,934)	(120,179)	111,034	(127,897)	(183,186)	30,407
Interest and other, net	(11,352)	(5,771)	(3,279)	(629)	3,468	5,143

Income (loss) from continuing operations before income taxes	(22,286)	(125,950)	107,755	(128,526)	(179,718)	35,550

Provision for income taxes	4,266	4,487	13,271	9,943	2,254	3,997

Income (loss) from continuing operations	(26,552)	(130,437)	94,484	(138,469)	(181,972)	31,553
Income (loss) from discontinued operations, net of taxes	(2,250)	(10,017)	2,613	63	(2,917)	3,761

Net income (loss)	$(28,802)	$(140,454)	$97,097	$(138,406)	$(184,889)	$35,314

Earnings (loss) per share:
Continuing operations	$(0.34)	$(1.70)	$1.23	$(1.93)	$(2.56)	$0.45
Discontinued operations	(0.03)	(0.13)	0.03	—	(0.04)	0.05

Basic earnings (loss) per share	$(0.37)	$(1.83)	$1.26	$(1.93)	$(2.60)	$0.50

Continuing operations	$(0.34)	$(1.70)	$1.22	$(1.93)	$(2.56)	$0.44
Discontinued operations	(0.03)	(0.13)	0.03	—	(0.04)	0.05

Diluted earnings (loss) per share	$(0.37)	$(1.83)	$1.25	$(1.93)	$(2.60)	$0.49

Weighted average shares outstanding(1):
Basic	78,453	76,815	77,254	71,860	71,012	70,646
Diluted	78,453	76,815	77,666	71,860	71,012	71,655

		As of October 31,
	As of March 31, 2010
BALANCE SHEET DATA:		2009	2008	2007	2006	2005
		(as adjusted)
Cash and cash equivalents	$145,838	$102,083	$280,277	$77,757	$132,480	$107,195
Working capital	216,733	274,274	358,355	186,362	281,327	365,878
Total assets	839,276	1,007,128	1,083,352	831,143	868,806	935,220
Long-term debt	99,865	97,063	70,000	18,000	—	—
Total liabilities	318,653	461,502	468,234	359,989	318,414	249,390
Stockholders' equity	520,623	545,626	615,118	471,154	550,392	685,830

(1)
Basic and diluted weighted average shares outstanding for the fiscal years ended October 31, 2008 and 2005 include participating shares of 2,215,000 and 787,000, respectively, in accordance with new accounting guidance related to earnings per share that was adopted by the Company on November 1, 2009 (see Note 1 to the Consolidated Financial Statements). The Company incurred a net loss for the five months ended March 31, 2010 and fiscal years ended October 31, 2009, 2007 and 2006; therefore, the basic and diluted weighted average shares outstanding exclude participating shares because their impact would be antidilutive.

(2)
Net income (loss) includes a $63.5 million charge to income tax expense for an increase in our valuation allowance for deferred tax assets, reflecting uncertain realization of future tax deductions.

(3)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share amounts)

Overview

Our Business

We are a global publisher and developer of interactive entertainment software. Our business consists of our wholly-owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. We develop, publish, market and sell software titles for gaming and entertainment hardware platforms including: Sony's PlayStation®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems; Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") video game and entertainment system; Nintendo's Wii™ ("Wii") and DS™ ("DS") systems; the PC; and Apple's iPhone® ("iPhone"), iPod® touch ("iPod touch") and iPad™ ("iPad"). We also selectively develop and publish titles for digital distribution via Sony's PlayStation® Network ("PSN") and Microsoft's Xbox LIVE® Marketplace ("Xbox LIVE") and Xbox LIVE® Arcade ("XBLA"), as well as digitally offer our PC titles through online download stores and services such as Steam. The global installed base for the prior generation of platforms, including PS2 and DS ("prior generation platforms") is substantial. The release of the PS3, Xbox 360, and Wii platforms ("current generation platforms") has further expanded the video game software market. We are continuing to increase the number of titles released on the current generation platforms while also developing titles for certain prior generation platforms such as PS2 and DS given their significant installed base, as long as it is economically attractive to do so. We have pursued a strategy of capitalizing on the widespread market acceptance of interactive entertainment, as well as the growing popularity of innovative action, adventure, racing, role-playing, sports and strategy games that appeal to the expanding demographic of video game players.

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

Revenue is primarily derived from the sale of internally developed software titles and software titles developed by third parties for our benefit. Operating margins are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. We have internal development studios located in Australia, Canada, China, Czech Republic, the United Kingdom and the United States.

We expect Rockstar Games, our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, to continue to be a leader in the action product category and create groundbreaking entertainment by leveraging our existing franchises as well as developing new brands. Software titles published by our Rockstar Games label are primarily internally developed. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series and continues to expand on our established franchises by releasing sequels as well as offering downloadable episodes and content. In January 2010, Rockstar released the highly rated Grand Theft Auto: Chinatown Wars on the iPhone and iPod touch, and in May 2010, Rockstar released the critically acclaimed Red Dead

Redemption on Xbox 360 and PS3. Rockstar is also well known for developing brands in other genres, including Bully, Manhunt and Max Payne franchises.

2K Games has published a variety of popular entertainment properties across multiple genres and platforms and we expect 2K Games to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. In February 2010, 2K Games released BioShock 2, a new multiplayer experience that enhances the lore and fiction of the BioShock universe. 2K Games also expanded the Sid Meier's Civilization series by releasing Sid Meier's Civilization® Revolution™ onto mobile platforms for the iPhone, iPod touch and iPad. 2K Games expects to further expand upon the Civilization franchise by introducing Sid Meier's Civilization® Network™ on Facebook in the future. 2K Games has also published titles that were externally developed, such as The Darkness™, The Elder Scrolls IV: Oblivion® and Borderlands™, which has become another key franchise for 2K Games since its launch in October 2009.

Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K and NHL 2K, provides annual revenue streams since they are generally published on a yearly basis. We develop most of our 2K Sports software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series, NHL 2K series and our Top Spin tennis series. 2K Sports has secured long-term, third party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media. In addition, 2K Sports has secured licensing agreements with the National Basketball Association ("NBA") and the National Hockey League ("NHL"). NBA 2K10 is the top rated and top selling basketball simulation franchise for the Xbox 360 and PS3 through March 2010, according to The NPD Group estimates of U.S. retail video game sales and Metacritic.

2K Play focuses on developing and publishing titles for the casual and family-friendly games market. 2K Play titles are developed by both internal development studios and third party developers. Internally developed titles include Carnival Games™ and Birthday Party Bash. In November 2009, 2K Play released Ringling Bros. and Barnum & Bailey® Circus, a new licensed casual and family-friendly, internally developed game. 2K Play also has a partnership with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer; Go, Diego, Go!; Ni Hao, Kai-lan and The Backyardigans. In February 2010, 2K Play released The Misadventures of P.B. Winterbottom on XBLA and is working with several small independent developers to publish additional casual gaming titles for XBLA, such as Axel & Pixel. We expect family-oriented gaming to continue to be a component of our industry in the future.

We also have expansion initiatives in the Asia-Pacific markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. During the fiscal year ended October 31, 2009, 2K Sports secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia. At the same time, 2K Sports announced a partnership with Tencent Holdings Limited, one of China's leading online game operators, to co-develop and distribute NBA 2K Online in China.

In September 2008, we agreed to outsource the pick, pack, ship and warehousing functions of our business to a third party logistics management solutions provider. Additionally, we adopted a plan to reduce the number of units held in inventory in order to focus on higher margin titles and improve the operating efficiency of the business.

Discontinued operations

In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America for approximately $44.0 million, including $37.3 million in cash, subject to purchase price adjustments, and up to an additional $6.7 million, subject to the achievement of certain items. The financial results of this business, which were previously reported as our distribution business, have been classified as discontinued operations in our Consolidated Statements of Operations for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented. See Note 3 to our Consolidated Financial Statements for additional information regarding discontinued operations.

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

Economic Environment and Retailer Performance.    We continue to monitor the adverse changes in economic conditions which have had unfavorable impacts on our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. The unfavorable economic environment has impacted several of our customers, and is expected to continue to do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Our business is also negatively impacted by the actions of certain of our large customers, who sell used copies of our games, which we believe reduces demand for new copies of our games. We have begun to offer downloadable episodes for certain of our titles, which require the user to have a copy of the original game. While this may serve to reduce some used game sales, we expect sales of used games to continue to impact our business.

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

Revenue Recognition

We recognize revenue upon the transfer of title and risk of loss to our customers. Accordingly, we recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally based on a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60 day terms. Advances received for licensing and exclusivity arrangements are reported on our Consolidated Balance Sheets as deferred revenue until we meet our performance obligations, at which point we recognize the revenue.

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

Our distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, we occasionally accept returns from our customers for stock balancing and make accommodations to customers, which include credits and returns, when demand for specific titles falls below expectations.

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

In June 2009, we issued $138.0 million aggregate principal amount of 4.375% convertible senior notes due 2014 ("Convertible Notes") which was classified as long-term debt at October 31, 2009. On November 1, 2009 we calculated the difference between the principal amount of the Convertible Notes and the remaining liability component after the bifurcation to be $43.6 million, which was reclassified to debt discount with a corresponding adjustment made to additional paid-in capital. Also upon adoption of this new guidance, on November 1, 2009 we retrospectively adjusted the debt discount which is being amortized as non-cash interest expense in our Consolidated Statements of Operations in addition to the Convertible Notes' coupon interest payments over the five year period of the Convertible Notes. For additional details on our Convertible Notes see Note 12 to our Consolidated Financial Statements.

Earnings Per Share

On November 1, 2009 the Company adopted new guidance which clarified that stock-based payment awards that entitle holders to receive non-forfeitable dividends before they vest should be considered participating securities and included in the basic Earnings Per Share ("EPS") calculation. The adoption of this guidance has been applied for all periods presented. For additional details on our EPS calculation see Note 1 to our Consolidated Financial Statements.

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

Amendments to Variable Interest Entity Guidance

In June 2009, new guidance was issued which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective at the start of a company's first fiscal year beginning after November 15, 2009 (April 1, 2010 for the Company). We do not expect the adoption of this new guidance to have a material impact on our consolidated financial position, cash flows or results of operations.

Multiple-Deliverable Revenue Arrangements

In October 2009, new guidance was issued related to the accounting for multiple- deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable. These new rules will become effective, on a prospective basis, at the start of a company's first fiscal year beginning after June 15, 2010 (April 1, 2011 for the Company). We do not expect the adoption of this new guidance to have a material impact on our consolidated financial position, cash flows or results of operations.

Certain Revenue Arrangements That Include Software Elements

In October 2009, new guidance was issued that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product's essential functionality. This new rule will become effective, on a prospective basis, at the start of a company's first fiscal year beginning after June 15, 2010 (April 1, 2011 for the Company). We do not expect the adoption of this new guidance to have a material impact on our consolidated financial position, cash flows or results of operations.

Fluctuations in Operating Results and Seasonality

We have experienced fluctuations in quarterly and annual operating results as a result of: the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the size and timing of acquisitions; the timing of orders from major customers; order cancellations; and delays in product shipment. Sales of our products are also seasonal, with peak shipments typically occurring in the fourth calendar quarter as a result of increased demand for titles during the holiday season. Quarterly and annual comparisons of operating results are not necessarily indicative of future operating results.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our statements of operations, net revenue by geographic region and net revenue by platform:

	Five Months Ended March 31,		Fiscal Year Ended October 31,
	2010	2009	2009	2008	2007
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.9%	65.7%	66.7%	57.6%	68.4%

Gross profit	38.1%	34.3%	33.3%	42.4%	31.6%

Selling and marketing	20.2%	20.1%	20.2%	12.5%	16.6%
General and administrative	12.1%	19.6%	18.6%	13.5%	20.9%
Research and development	7.0%	10.5%	9.1%	5.2%	7.0%
Business reorganization and related	0.0%	0.0%	0.0%	0.4%	2.5%
Depreciation and amortization	1.8%	2.6%	2.5%	1.7%	3.0%

Total operating expenses	41.1%	52.8%	50.4%	33.3%	50.0%

Income (loss) from operations	(3.0)%	(18.5)%	(17.1)%	9.1%	(18.4)%
Interest and other, net	(3.2)%	0.6%	(0.9)%	(0.3)%	(0.1)%

Income (loss) from continuing operations before income taxes	(6.2)%	(17.9)%	(18.0)%	8.8%	(18.5)%

Provision (benefit) for income taxes	1.2%	(1.5)%	0.6%	1.1%	1.4%

Income (loss) from continuing operations	(7.4)%	(16.4)%	(18.6)%	7.7%	(19.9)%
Income (loss) from discontinued operations, net of taxes	(0.6)%	0.9%	(1.4)%	0.2%	0.0%

Net income (loss)	(8.0)%	(15.5)%	(20.0)%	7.9%	(19.9)%

Net revenue by geographic region:
United States and Canada	73.3%	64.6%	62.7%	56.5%	65.1%
Europe, Asia Pacific and Other	26.7%	35.4%	37.3%	43.5%	34.9%
Net revenue by platform:
Console	82.8%	69.2%	74.4%	89.9%	69.9%
Handheld	8.0%	16.0%	13.9%	6.3%	10.8%
PC	8.6%	14.5%	11.3%	3.3%	13.4%
Other	0.6%	0.3%	0.4%	0.5%	5.9%

Five Months Ended March 31, 2010 and 2009

(thousands of dollars)	2010	%	2009	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$359,231	100.0%	$297,347	100.0%	$61,884	20.8%
Product costs	114,878	32.0%	98,021	33.0%	16,857	17.2%
Software development costs and royalties(1)	72,852	20.3%	48,415	16.3%	24,437	50.5%
Internal royalties	6,074	1.7%	29,103	9.8%	(23,029)	(79.1)%
Licenses	28,592	8.0%	19,854	6.7%	8,738	44.0%

Cost of goods sold	222,396	61.9%	195,393	65.7%	27,003	13.8%

Gross profit	$136,835	38.1%	$101,954	34.3%	$34,881	34.2%

(1)
Includes $2,152 and $3,033 of stock-based compensation expense during the five months ended March 31, 2010 and 2009, respectively.

Net revenue increased $61.9 million for the five months ended March 31, 2010 as compared to the same period in 2009, primarily due to the releases of BioShock 2 in February 2010 and Borderlands in October 2009 and a period-over-period increase in our NBA franchise. Partially offsetting the increase in net revenue was a decrease in sales of our Grand Theft Auto franchise of approximately $69.0 million as well as decreases to our Carnival and Midnight Club franchises.

Net revenue on current generation consoles accounted for approximately 78.4% of our total net revenue for the five months ended March 31, 2010 compared to 61.4% for the same period in 2009. The increase is primarily due to releases of BioShock 2 in February 2010 and Borderlands in October 2009 on the PS3 and Xbox 360. PC sales decreased to approximately 8.6% of our total net revenue for the five months ended March 31, 2010 compared to 14.5% for the same period in 2009, reflecting reduced sales of Grand Theft Auto IV on the PC, which launched during the five months ended March 31, 2009. Handheld sales decreased to 8.0% of our total net revenue for the five months ended March 31, 2010 compared to 16.0% for the same period in 2009 primarily due to the March 2009 release of Grand Theft Auto: Chinatown Wars on the Nintendo DS and the February 2010 release of BioShock 2 on the PS3, Xbox 360 and PC.

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

Net revenue earned outside of North America accounted for approximately $96.0 million (26.7%) for the five months ended March 31, 2010 compared to $105.3 million (35.4%) in the same period in 2009. The period-over-period decrease as a percentage of net revenue was primarily due to higher sales of Grand Theft Auto IV on the PC, which launched during the five months ended March 31, 2009. Foreign exchange rates increased net revenue and gross profit by approximately $13.7 million and $1.2 million, respectively, for the five months ended March 31, 2010 as compared to the same period in 2009.

Operating Expenses

(thousands of dollars)	2010	% of net revenue	2009	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$72,402	20.2%	$59,845	20.1%	$12,557	21.0%
General and administrative	43,466	12.1%	58,169	19.6%	(14,703)	(25.3)%
Research and development	25,279	7.0%	31,139	10.5%	(5,860)	(18.8)%
Depreciation and amortization	6,622	1.8%	7,793	2.6%	(1,171)	(15.0)%

Total operating expenses(1)	$147,769	41.1%	$156,946	52.8%	$(9,177)	(5.8)%

(1)
Includes stock-based compensation expense, as follows:

	2010	2009
Selling and marketing	$1,492	$722
General and administrative	$4,908	$4,708
Research and development	$1,927	$1,446

Foreign currency exchange rates negatively impacted total operating expenses by approximately $4.7 million in the five months ended March 31, 2010 as compared to the same period of 2009.

Selling and marketing

Selling and marketing expenses increased $12.6 million for the five months ended March 31, 2010, as compared to the same period in 2009 primarily due to higher advertising expenses related to Borderlands and BioShock 2.

General and administrative

General and administrative expenses decreased $14.7 million for the five months ended March 31, 2010 compared to the same period in 2009 primarily due to a decrease in professional fees and settlement costs, reflecting a reduced number of legal and regulatory matters. In addition, the five months ended March 31, 2009 reflects incremental, non-recurring expenses related to contract negotiations.

General and administrative expenses for the five months ended March 31, 2010 and 2009 include occupancy expense (primarily rent, utilities and office expenses) of $6.3 million and $5.6 million, respectively, related to our development studios.

Research and development

Research and development expenses decreased $5.9 million for the five months ended March 31, 2010 compared to the same period in 2009 primarily due to higher payroll capitalization rates at our development studios primarily due to a greater number of titles having reached technological feasibility and a decrease in production expenses.

Depreciation and amortization

Depreciation and amortization expenses decreased $1.2 million for the five months ended March 31, 2010 compared to the same period in 2009 primarily due to lower purchases of fixed assets during the current period.

Interest and other, net

(thousands of dollars)	2010	% of net revenue	2009	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Interest expense, net	$(6,461)	(1.8)%	$(2,488)	(0.8)%	$(3,973)	159.7%
Loss on sale of subsidiary	(3,831)	(1.1)%	—	0.0%	(3,831)	100.0%
Foreign exchange gain (loss)	(704)	(0.2)%	4,194	1.4%	(4,898)	(116.8)%
Other	(356)	(0.1)%	(35)	0.0%	(321)	917.1%

Interest and other, net	$(11,352)	(3.2)%	$1,671	0.6%	$(13,023)	(779.4)%

Interest and other, net was an expense of $11.4 million for the five months ended March 31, 2010 compared to income of $1.7 million for the five months ended March 31, 2009. The five months ended March 31, 2010 included $6.5 million of interest expense compared to $3.0 million for the same period in 2009, primarily due to the issuance of our Convertible Notes in June 2009. In addition, during the five months ended March 31, 2010, we sold the shares of our wholly-owned Italian subsidiary for approximately $6.1 million in cash and notes receivable resulting in a loss on sale of approximately $3.8 million. The disposition of our Italian subsidiary did not involve a significant amount of assets or materially impact our operating results. Lastly, we incurred a foreign exchange loss of $0.7 million for the five months ended March 31, 2010 compared to a gain of $4.2 million for the comparable period in 2009.

Provision for income taxes

Income tax expense was $4.3 million for the five months ended March 31, 2010, compared to an income tax benefit of $4.4 million for the same period in 2009. The variance in income tax expense is primarily due to tax benefits realized during the five months ended March 31, 2009 resulting from the conclusion of domestic tax audits. Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances and changes in gross unrecognized tax benefits during both the 2010 and 2009 periods. Our valuation allowances increased by $11.2 million during the 2010 period primarily due to taxable losses incurred during the period, while our valuation allowance increased by $11.9 million during the same period in 2009 for the same reason.

As of March 31, 2010, we had gross unrecognized tax benefits, including interest and penalties, of $10.9 million, all of which would affect our effective tax rate if realized. For the five months ended March 31, 2010, gross unrecognized tax benefits decreased by $13.7 million, primarily related to adjustments resulting from the conclusion of domestic tax audits during the five months ended March 31, 2010. We are generally no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended October 31, 2007 and state income tax returns for periods prior to fiscal year ended October 31, 2004. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended October 31, 2005. U.S. federal taxing authorities have completed examinations of our income tax returns through the fiscal years ended October 31, 2006. Certain U.S. state taxing authorities are currently examining our income tax returns from fiscal years ended October 31, 2004 through October 31, 2006. In addition, tax authorities in certain non-U.S. jurisdictions are currently examining our income tax returns. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Discontinued operations

Income (loss) from discontinued operations, net of income tax, reflects the results of our former distribution business for which net assets were sold in February 2010. For the five months ended March 31, 2010, the loss was $2.3 million as compared to income of $2.7 million for the same period last year when we were still actively engaged in the business. The loss during the five months ended March 31, 2010 is primarily due to post divestiture adjustments on residual assets and liabilities and an operating loss prior to divestiture primarily due to mix as well as write downs of inventory to net realizable value. The income generated during the five months ended March 31, 2009 reflected our active involvement in the distribution business at that time.

Net loss and loss per share

For the five months ended March 31, 2010, our net loss was $28.8 million, compared to a net loss of $46.3 million in the same period of 2009. Net loss per share for the five months ended March 31, 2010 was $0.37 compared to a net loss per share of $0.61 for the five months ended March 31, 2009. Weighted average shares outstanding increased compared to the prior year period primarily due to the vesting of restricted stock over the last twelve months.

Fiscal Years Ended October 31, 2009 and 2008 (as adjusted)

(thousands of dollars)	2009	%	2008	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$701,057	100.0%	$1,231,106	100.0%	$(530,049)	(43.1)%
Product costs	236,512	33.7%	355,003	28.8%	(118,491)	(33.4)%
Software development costs and royalties(1)	115,960	16.5%	169,398	13.7%	(53,438)	(31.5)%
Internal royalties	58,224	8.3%	128,772	10.5%	(70,548)	(54.8)%
Licenses	56,880	8.2%	56,546	4.6%	334	0.6%

Cost of goods sold	467,576	66.7%	709,719	57.6%	(242,143)	(34.1)%

Gross profit	$233,481	33.3%	$521,387	42.4%	$(287,906)	(55.2)%

(1)
Includes $6,094 and $13,461 of stock-based compensation expense, respectively, included in software development costs and royalties.

Net revenue decreased $530.0 million for the fiscal year ended October 31, 2009 as compared to the same period in 2008, primarily due to lower sales of Grand Theft Auto IV released in April 2008 for the PS3 and Xbox 360. Sales of our Grand Theft Auto franchise were $416.8 million lower for the fiscal year ended October 31, 2009. The decrease in sales from Grand Theft Auto IV was partially mitigated by the 2009 releases of Grand Theft Auto: Chinatown Wars, Grand Theft Auto: Episodes from Liberty City as well as downloadable episodes Grand Theft Auto IV: The Lost and Damned and Grand Theft Auto: The Ballad of Gay Tony.

Excluding our Grand Theft Auto franchise, net revenue was lower by $113.2 million, primarily related to titles that were released in 2008, such as those in our Midnight Club, Civilization, Carnival Games and BioShock franchises, which collectively decreased $128.0 million compared to the prior year. Partially offsetting the decrease in net revenues was the release of Borderlands in October 2009.

Net revenue generated by our 2K Sports products decreased $17.1 million compared to the prior year, mainly reflecting lower sales of our 2008 release Top Spin 3, partially offset by better performance of NBA 2K10 compared to its predecessor title.

Net revenue on current generation platforms accounted for approximately 67.4% of our total net revenue for the fiscal year ended October 31, 2009 compared to 82.2% for the same period in 2008. The decrease is primarily due to the release of Grand Theft Auto IV in April 2008 for the PS3 and Xbox 360. PC software sales increased $37.9 million (92.1%) due primarily to the first quarter 2009 PC release of Grand Theft Auto IV. Sales on prior generation platforms continued to decline, led by a 48.2% decrease on PS2, reflecting wider acceptance of current generation platforms. We expect volume on prior generation platforms to continue to decline as a result of the continued transition to current generation hardware platforms and have therefore reduced the number of titles in development for these older platforms. We have also continued to reduce pricing on software titles for the PS2 as the current generation hardware installed base grows.

Gross profit as a percentage of net revenue decreased for the fiscal year ended October 31, 2009 as compared to the same period in the prior year, which included the initial release period of Grand Theft Auto IV, one of our highest margin products. Product costs increased as a percentage of net revenue, primarily due to volume based manufacturing discounts that were recorded in connection with our release of Grand Theft Auto IV in the 2008 period. Additionally, software development costs and royalties increased as a percentage of net revenue in 2009 as we incurred higher royalty costs associated with the increased number of externally developed titles released in 2009, primarily related to the October 2009 release of Borderlands. Also, software development costs and royalties were negatively impacted by impairments related to our Major League Baseball titles partially offset by impairments recorded in 2008. Internal royalties decreased from the prior year period primarily due to decreased sales and profitability in our publishing business and a change in the compensation structure at our Rockstar Games label, where internal royalties were previously calculated using a net sales formula and are now calculated based on a profit share formula. License costs increased as a percentage of net revenue as we are not expecting to generate the revenue necessary to exceed the minimum commitments due under our license agreements with Major League Baseball entities. As a result we accelerated the amortization of certain license costs related to the contract and impaired development costs related to future titles. Additionally, we offered greater price concessions in the 2009 period, primarily due to the economic slowdown and increased pressure to reduce prices on certain titles.

Revenue earned from licensing our intellectual property to third parties and other ancillary revenues decreased to $25.2 million for the fiscal year ended October 31, 2009 compared to $33.2 million in 2008, primarily due to the October 2008 release of Grand Theft Auto IV for the PS3 and Xbox 360 in Japan. We recognize substantially higher gross profit margins on revenue earned in connection with licensing our products.

Net revenue earned outside of North America accounted for approximately $261.4 million (37.3%) for the fiscal year ended October 31, 2009 compared to $535.6 million (43.5%) in the 2008 period. The year-over-year decrease was primarily attributable to the release of Grand Theft Auto IV in the second quarter of 2008. Foreign exchange rates reduced net revenue and gross profit by approximately $28.8 million and $2.9 million, respectively, for the fiscal year ended October 31, 2009 compared to the fiscal year ended October 31, 2008.

Operating Expenses

(thousands of dollars)	2009	% of net revenue	2008	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$141,962	20.2%	$154,396	12.5%	$(12,434)	(8.1)%
General and administrative	130,376	18.6%	166,228	13.5%	(35,852)	(21.6)%
Research and development	63,748	9.1%	63,929	5.2%	(181)	(0.3)%
Business reorganization and related	—	0.0%	4,478	0.4%	(4,478)	(100.0)%
Depreciation and amortization	17,574	2.5%	21,322	1.7%	(3,748)	(17.6)%

Total operating expenses(1)	$353,660	50.4%	$410,353	33.3%	$(56,693)	(13.8)%

(1)
Includes stock-based compensation expense, as follows:

	2009	2008
Selling and marketing	$2,551	$2,370
General and administrative	$14,119	$19,678
Research and development	$3,169	$4,878

Foreign currency exchange rates favorably impacted total operating expenses by approximately $14.4 million for the fiscal year ended October 31, 2009.

Selling and marketing

Selling and marketing expenses decreased $12.4 million for the fiscal year ended October 31, 2009 as compared to the same period in 2008 primarily due to:

  i.
  a decrease of $6.8 million in advertising and marketing expense primarily related to the release of Grand Theft Auto IV in April 2008 with no comparable product in the current year; and

  ii.
  a decrease of $4.3 million in personnel and severance costs due to lower incentive based compensation as well as savings from the restructuring and termination of employees in our European operations in December 2007, partially offset by a $0.9 million increase in personnel costs in Asia due to expansion initiatives in the Asia-Pacific region.

General and administrative

General and administrative expenses decreased $35.9 million for the fiscal year ended October 31, 2009 compared to the same period in 2008 primarily due to:

  i.
  a decrease of $20.6 million in professional fees primarily due to a $7.0 million decrease in consulting expense related to stock-based compensation expense for stock-based awards to ZelnickMedia, reflecting a decrease in the price of our common stock and lower performance-based compensation; consulting and legal fees related to the Electronic Arts tender offer also decreased by approximately $10.4 million; and

  ii.
  a decrease of $7.2 million in personnel costs due to lower incentive based compensation and cost saving initiatives initiated in 2008.

General and administrative expenses for the fiscal year ended October 31, 2009 and 2008 also include occupancy expense (primarily rent, utilities and office expenses) of $14.1 million and $11.8 million, respectively, related to our development studios.

Research and development

Research and development expenses decreased slightly for the fiscal year ended October 31, 2009 compared to the same period in 2008. Personnel costs decreased primarily due to lower bonus expense and higher capitalization rates. The capitalization rates for payroll related costs for 2008 were lower than usual as certain development studios refocused their efforts to new projects following the release of Grand Theft Auto IV. This decrease was offset by higher production expenses and increased headcount, primarily from the prior year acquisitions of Rockstar New England (formerly known as Mad Doc Software LLC) and 2K Czech (formerly known as Illusion Softworks, a.s.) as well as expansion initiatives in Asia-Pacific markets.

Depreciation and amortization

For the fiscal year ended October 31, 2009, depreciation and amortization expenses decreased by $3.7 million compared to 2008 primarily due to lower purchases of fixed assets during the current year period.

Interest and other, net

(thousands of dollars)	2009	% of net revenue	2008	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Interest income (expense), net	$(9,611)	(1.4)%	$696	0.1%	$(10,307)	(1480.9)%
Gain (loss) on sale and deconsolidation	—	0.0%	396	0.0%	(396)	(100.0)%
Foreign exchange gain (loss)	4,289	0.6%	(5,047)	(0.4)%	9,336	(185.0)%
Other	(449)	(0.1)%	676	0.1%	(1,125)	(166.4)%

Interest and other, net	$(5,771)	(0.8)%	$(3,279)	(0.3)%	$(2,492)	76.0%

For the fiscal year ended October 31, 2009, interest and other, net was an expense of $5.8 million compared to an expense of $3.3 million in the prior year period. Interest expense was significantly higher in the current year period primarily due to the issuance of our Convertible Notes in June 2009 as well as higher interest expense associated with our line of credit. This expense was partially offset by favorable exchange gains in our foreign subsidiaries. In addition, lower interest income during the fiscal year ended October 31, 2009 due to lower average cash balances and lower interest rates, contributed to the increase in the net expense for the fiscal year ended October 31, 2009.

Provision for income taxes.    Income tax expense was $4.5 million for the fiscal year ended October 31, 2009, compared to $13.3 million for the fiscal year ended October 31, 2008. The change in income taxes is primarily attributable to pre-tax losses without tax benefit in 2009, a reduction in our liability for gross unrecognized tax benefits following the conclusion of certain tax audits, and a cumulative charge to increase our valuation allowance as a result of deferred tax liabilities related to goodwill which cannot be used to offset deferred tax assets, compared to worldwide pre-tax income in 2008 with a related tax charge. We did not record an income tax benefit on our pre-tax losses in 2009 due to uncertainty regarding the realization of our deferred tax assets, and recorded income tax expense on income generated in several foreign jurisdictions. Our effective tax rate differed from the federal statutory rate due to losses without tax benefit in 2009 and changes in gross unrecognized tax benefits during 2009 and 2008. The 2009 taxable loss required an increase to the valuation allowance of $25.7 million, while the use of net operating losses in 2008 enabled the reversal of the valuation allowance of $19.3 million.

As of October 31, 2009, we had gross unrecognized tax benefits, including interest and penalties, of $24.6 million, all of which would affect our effective tax rate if realized. For the fiscal year ended October 31, 2009, gross unrecognized tax benefits decreased by $1.8 million, primarily related to adjustments resulting from tax audits that concluded during 2009.

U.S. federal taxing authorities have completed examinations of our income tax returns for years through our fiscal year ended October 31, 2002. Certain U.S. state taxing authorities are currently examining our income tax returns from fiscal years ended October 31, 2004 through October 31, 2006. In addition, tax authorities in certain non-U.S. jurisdictions are currently examining our tax returns. It is possible that tax examinations will be settled prior to October 31, 2010. Based on the progress and possible settlement of certain audits, we believe it is reasonably possible that approximately $11.0 million of our gross unrecognized tax benefits could become payable during the next 12 months. We generally are no longer subject to audit for U.S. federal income tax returns for periods prior to October 31, 2003 and state income tax returns for periods prior to October 31, 2004. With some exceptions, we are generally no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to October 31, 2005.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Discontinued Operations

Income (loss) from discontinued operations, net of income tax, reflects the results of our former distribution business for which net assets were sold in February 2010. For the fiscal year ended October 31, 2009, the loss was $10.0 million as compared to income of $2.6 million for the same period last year. The loss during the fiscal year ended October 31, 2009 is primarily due to the impairment of goodwill and intangible assets, net of income tax, related to the distribution business.

Net (loss) income and earnings (loss) per share.    For the fiscal year ended October 31, 2009, our net loss was $140.5 million, compared to net income of $97.1 million in the fiscal year ended October 31, 2008. Net loss per share for the fiscal year ended October 31, 2009 was $1.83 compared to net income per share of $1.26 and $1.25 for basic and diluted earnings per share, respectively, for the fiscal year ended October 31, 2008. Weighted average shares outstanding decreased compared to the prior period, primarily due to the inclusion of unvested share-based awards that are considered participating restricted stock due to net income generated during the fiscal year ended October 31, 2008 offset, in part, by the vesting of restricted stock awards during the fiscal year ended October 31, 2009.

Fiscal Years Ended October 31, 2008 and 2007 (as adjusted)

(thousands of dollars)	2008	%	2007	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$1,231,106	100.0%	$695,828	100.0%	$535,278	76.9%
Product costs	355,003	28.8%	251,791	36.2%	103,212	41.0%
Software development costs and royalties(1)	169,398	13.7%	136,485	19.6%	32,913	24.1%
Internal royalties	128,772	10.5%	28,892	4.2%	99,880	345.7%
Licenses	56,546	4.6%	58,569	8.4%	(2,023)	(3.5)%

Cost of goods sold	709,719	57.6%	475,737	68.4%	233,982	49.2%

Gross profit	$521,387	42.4%	$220,091	31.6%	$301,296	136.9%

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

Consumer demand for the PS3, Xbox 360 and Wii systems increased in 2008, helping to boost our sales on current generation platforms. Sales on current generation platforms accounted for approximately 82.2% of our total net revenue in the 2008 period. PS3 and Xbox 360 software sales for 2008 increased from 2007 by $347.0 million and $281.5 million, respectively, primarily due to the success of Grand Theft Auto IV. Wii software sales accounted for $112.0 million of our net revenue in 2008, reflecting higher sales of Carnival Games and an increase in the number of titles we released on the Wii such as Major League Baseball® 2K8 and Top Spin 3. Sales on the prior generation platforms decreased by $96.3 million, mainly reflecting decreased sales of Fantastic Four: Rise of the Silver Surfer and Grand Theft Auto: Vice City Stories in 2008. We expect sales on the prior generation platforms to continue to decline as a result of the hardware transition and have therefore reduced the number of titles in development for these platforms. We have reduced pricing on several of our software titles for the prior generation platforms as the current generation hardware installed base grows. Handheld sales increased by $13.3 million, primarily due to the release of Midnight Club: LA Remix on the PSP and sales of our Nickelodeon titles Dora the Explorer and Go, Diego, Go! and Carnival Games that released on the DS. PC sales decreased by $52.5 million, primarily due to decreased sales of BioShock and The Elder Scrolls IV: The Shivering Isles™, which were released in 2007.

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

Net revenue earned from licensing our intellectual property to third parties increased to $33.2 million in 2008 from $30.8 million in 2007, primarily due to our October 2008 release of Grand Theft Auto IV for the PS3 and Xbox 360 in Japan, which was partially offset by the July 2007 release of Grand Theft Auto: Liberty City Stories for the PS2 and PSP in Japan. We recognize higher gross profit margins on revenue earned in connection with licensing our products.

Net revenue earned outside of North America accounted for approximately 43.5% of our net revenue in 2008 compared to 34.9% in 2007. This increase was primarily attributable to our simultaneous global release of Grand Theft Auto IV and Midnight Club: Los Angeles for the PS3 and Xbox 360. Foreign exchange rates increased revenue by approximately $20.4 million in 2008.

Operating Expenses

(thousands of dollars)	2008	% of net revenue	2007	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$154,396	12.5%	$115,203	16.6%	$39,193	34.0%
General and administrative	166,228	13.5%	145,657	20.9%	20,571	14.1%
Research and development	63,929	5.2%	48,455	7.0%	15,474	31.9%
Business reorganization and related	4,478	0.4%	17,467	2.5%	(12,989)	(74.4)%
Depreciation and amortization	21,322	1.7%	21,206	3.0%	116	0.5%

Total operating expenses(1)	$410,353	33.3%	$347,988	50.0%	$62,365	17.9%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2008	2007
Selling and marketing	$2,370	$1,232
General and administrative	$19,678	$7,080
Research and development	$4,878	$3,735
Business reorganization and related	$—	$2,066

Selling and marketing

Selling and marketing expenses decreased as a percentage of net revenue in 2008, reflecting the revenue contribution of Grand Theft Auto IV. However costs increased $39.2 million compared to the prior year primarily due to:

  i.
  an increase in advertising expense of $23.6 million, mainly related to the releases of Grand Theft Auto IV and Midnight Club: Los Angeles;

  ii.
  a $12.4 million increase in personnel costs, mainly resulting from higher incentive compensation expense that was based on overall company performance, higher stock-based compensation costs due to timing of awards and severance costs incurred in our European territories; and

  iii.
  a $2.9 million increase related to expansion initiatives in Asia-Pacific markets, trade shows and promotional events related to Grand Theft Auto IV and Midnight Club: Los Angeles.

General and administrative

General and administrative expenses increased $20.6 million in 2008 as compared to 2007 primarily due to:

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
  a decrease of approximately $5.6 million in personnel costs mainly resulting from our business reorganization initiatives.

General and administrative expenses for 2008 and 2007 also includes occupancy expense (primarily rent, utilities and office expenses) of $11.8 million and $14.9 million, respectively, related to our development studios.

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

Interest and other, net

(thousands of dollars)	2008	% of net revenue	2007	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Interest income, net	$696	0.1%	$1,547	0.2%	$(851)	(55.0)%
Gain (loss) on sale and deconsolidation	396	0.0%	(4,469)	(0.6)%	4,865	(108.9)%
Foreign exchange gain (loss)	(5,047)	(0.4)%	2,259	0.3%	(7,306)	(323.4)%
Other	676	0.1%	34	0.0%	642	1888.2%

Interest and other, net	$(3,279)	(0.3)%	$(629)	(0.1)%	$(2,650)	421.3%

In 2007, we sold substantially all of the assets, primarily inventory and accounts receivable, of our wholly-owned Joytech video game accessories subsidiary, to Mad Catz Interactive, Inc. for approximately $3.6 million in cash and notes receivable, resulting in a recognized loss on the sale of $3.1 million. The disposition of Joytech did not involve a significant amount of assets or materially impact our operating results.

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

In 2008, we incurred a foreign exchange transaction loss of $5.0 million for the fiscal year ended October 31, 2008, reflecting a strengthening United States dollar in the fourth quarter of 2008, compared to a foreign exchange transaction gain of $2.3 million for the fiscal year ended October 31, 2007.

Provision for income taxes.    Income tax expense was $13.3 million for the fiscal year ended October 31, 2008, as compared to $9.9 million for the fiscal year ended October 31, 2007. Our effective tax rate differed from the federal statutory rate due to foreign earnings taxed at lower rates and the application of net operating losses carried forward to 2008 taxable income. The use of the net operating losses enabled the reversal of valuation allowances of $19.3 million in 2008, while the 2007 taxable loss required an increase to the valuation allowance of $40.6 million.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Discontinued Operations

Income from discontinued operations, net of income tax, reflects the results of our former distribution business for which net assets were sold in February 2010. For the fiscal year ended October 31, 2008, the income was $2.6 million as compared to $0.1 million for the same period in 2007. The increase during the fiscal year ended October 31, 2008 is primarily due to lower selling and marketing expenses and lower depreciation and amortization expenses. Selling and marketing expenses decreased during the fiscal year ended October 31, 2008 compared to 2007 primarily due to lower personnel expenses and commissions, partially offset by an increase in management fees related to the distribution services agreement that was entered into in September 2008. Depreciation and amortization expenses decreased during the fiscal year ended October 31, 2008 compared to 2007 primarily due to lower purchases of fixed assets during the current year period and the September 2008 sale of certain assets to a third party as part of entering into the aforementioned distribution services agreement.

Net income (loss) and earnings (loss) per share.    For the fiscal year ended October 31, 2008, net income was $97.1 million, compared to a net loss of $138.4 million for the fiscal year ended October 31, 2007. Basic and diluted earnings per share for the fiscal year ended October 31, 2008 was $1.26 and $1.25, respectively, compared to a loss per share of $1.93 for the fiscal year ended October 31, 2007. Weighted average shares outstanding increased compared to the prior period, mainly due to the inclusion of unvested share-based awards that are considered participating restricted stock due to net income generated, an increase in the exercise of stock options as a result of a higher average stock price in the 2008 period and the issuance of 1,496,647 shares of restricted stock in connection with our acquisition of 2K Czech, formerly known as Illusion Softworks.

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our credit agreement and our Convertible Notes to satisfy our working capital needs.

In February 2010, we completed the sale to Synnex of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America for approximately $44.0 million, including $37.3 million in cash, subject to purchase price adjustments, and up to an additional $6.7 million, subject to the achievement of certain items.

In June 2009, we issued $138.0 million aggregate principal amount of 4.375% convertible senior notes due 2014 ("Convertible Notes"). Interest on the Convertible Notes is payable semi-annually on June 1 and December 1 of each year, and commenced on December 1, 2009. The Convertible Notes mature on June 1, 2014, unless earlier redeemed or repurchased by the Company or converted.

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

At any time on or after June 5, 2012, the Company may redeem all of the outstanding Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide notice of redemption to holders of the Convertible Notes exceeds 150% of the conversion price in effect on each such trading day. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date. The indenture governing the Convertible Notes contains customary terms and covenants and events of default. As of March 31, 2010, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

In July 2007, we entered into a credit agreement which provides for borrowings of up to $140.0 million and is secured by substantially all of our assets and the equity of our subsidiaries (the "Credit Agreement"). The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at March 31, 2010, October 31, 2009 and October 31, 2008), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at March 31, 2010, October 31, 2009 and October 31, 2008). We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75% based on amounts borrowed.

Availability under the Credit Agreement is restricted by our domestic and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

As of March 31, 2010 there were no outstanding borrowings and $96.1 million was available to borrow. We had $8.2 million of letters of credit outstanding at March 31, 2010.

The Credit Agreement substantially limits us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30.0 million (including available borrowings under the credit facility), based on a 30-day average. As of March 31, 2010, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 55.7%, 56.4% and 40.4% of net revenue for the five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008, respectively. As of March 31, 2010, October 31, 2009 and 2008, amounts due from our five largest customers comprised approximately 65.7%, 59.7% and 39.4% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 56.1%, 50.3% and 12.5% of such balance at March 31, 2010, October 31, 2009 and 2008, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may impact our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

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

  •
  Contractual payments to third party software developers that expire at various times through October 2011. Guaranteed minimum payments assume satisfactory performance; and

  •
  Operating leases, primarily related to occupancy, furniture and equipment, expiring at various times through January 2017.

A summary of annual minimum contractual obligations and commitments as of March 31, 2010 is as follows (in thousands of dollars):

Fiscal Year Ending March 31,	Licensing and Marketing	Software Development	Operating Leases	Convertible Notes Interest	Convertible Notes	Total
2011	$58,433	$27,607	$17,140	$6,038	$—	$109,218
2012	60,842	1,386	15,310	6,038	—	83,576
2013	66,425	—	13,176	6,038	—	85,639
2014	2,000	—	9,888	6,038	—	17,926
2015	—	—	4,633	3,019	138,000	145,652
Thereafter	—	—	5,517	—	—	5,517

Total	$187,700	$28,993	$65,664	$27,171	$138,000	$447,528

In addition to the cash commitments above, we have also entered into acquisition agreements that contain provisions for us to pay contingent cash consideration, typically contingent on the acquired company achieving certain financial, unit sales, or performance conditions. The amount and timing of these payments are currently not fixed or determinable. See Note 6 to the Consolidated Financial Statements for a full discussion of our potential acquisition commitments.

Income Taxes.    At March 31, 2010, the Company had recorded a liability for gross unrecognized tax benefits of $8.0 million for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, therefore, these liabilities have not been included in the contractual obligations table. See Note 15 to the Consolidated Financial Statements for additional information.

We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

Our cash and cash equivalents increased by $43.8 million for the five months ended March 31, 2010 as follows:

	Five Months Ended March 31,		Fiscal Year Ended October 31,
(thousands of dollars)	2010	2009	2009	2008	2007
Cash provided by (used in) operating activities	$6,579	$(67,923)	$(210,204)	$151,426	$(64,045)
Cash provided by (used in) investing activities	35,622	(4,392)	(16,989)	(16,780)	(24,611)
Cash provided by financing activities	—	4	45,788	77,000	25,694
Effects of exchange rates on cash and cash equivalents	1,554	(3,828)	3,211	(9,126)	8,239

Net increase (decrease) in cash and cash equivalents	$43,755	$(76,139)	$(178,194)	$202,520	$(54,723)

At March 31, 2010 we had $145.8 million of cash and cash equivalents, compared to $102.1 million at October 31, 2009. Our increase in cash and cash equivalents from October 31, 2009 was primarily due to cash provided by operating activities and investing activities.

The increase in cash provided by operating activities was primarily due to the collection of accounts receivable from revenue generated by our fourth quarter fiscal year ended October 31, 2009 releases and holiday season sales, cash income generated during the five months ended March 31, 2010, partially offset by the payment of accounts payable, accrued expenses and software development costs.

The increase in cash provided by investing activities was primarily due to the sale of our Jack of all Games third party distribution business in February 2010.

Cash and cash equivalents were positively impacted by $1.6 million during the five months ended March 31, 2010 as a result of foreign currency exchange movements.

Off-Balance Sheet Arrangements

As of March 31, 2010, October 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any off-balance sheet arrangements and are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia, and Asia. For the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009 and 2008, approximately 34.1%, 39.8%, 42.2% and 49.1%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Fluctuations in Quarterly Operating Results and Seasonality

We have experienced fluctuations in quarterly operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our titles are also seasonal, with peak shipments typically occurring in the fourth calendar quarter as a result of increased demand for titles during the holiday season. Quarterly comparisons of operating results are not necessarily indicative of future operating results.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at March 31, 2010), or (b) 3.25% to 3.75% above the LIBOR rate with a minimum 4.00% LIBOR Rate (7.25% at March 31, 2010), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The Convertible Notes pay interest semi-annually at a fixed rate of 4.375% per annum and we expect that there will be no fluctuation related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 12 to our Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the five months ended March 31, 2010, our foreign currency translation loss adjustment was approximately $11.9 million. We recognized a foreign exchange transaction loss in interest and other, net in our Consolidated Statements of Operations for the five months ended March 31, 2010 and fiscal year ended October 31, 2008 of $0.7 million and $5.0 million, respectively, and a foreign exchange transaction gain for the five months ended March 31, 2009 and fiscal year ended October 31, 2009 of $4.2 million and $4.3 million, respectively.

We use forward foreign exchange contracts to mitigate foreign currency risk related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. At March 31, 2010, we had forward contracts outstanding to purchase $19.2 million of foreign currency in exchange for U.S. dollars and $17.6 million of U.S. dollars in exchange for foreign currencies with a maturity of less than one year. For the five months ended March 31, 2010 we recorded a $2.3 million loss related to foreign currency forward contracts in interest and other, net on the Consolidated Statements of Operations.

For the five months ended March 31, 2010, 34.1% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 3.4%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 3.4%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data appear in a separate section of this report following Part IV. We provide details of our valuation and qualifying accounts in "Note 20—Supplementary Financial Information" to the Consolidated Financial Statements. All schedules have been omitted since the information required to be submitted has been included on the Consolidated Financial Statements or notes thereto or has been omitted as not applicable or not required.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2010. Our independent registered public accounting firm, E&Y, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 70 of this Form 10-KT.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the five month transition period ended March 31, 2010, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders which was held on April 15, 2010. The Company filed the Proxy Statement on February 26, 2010. The Company's Code of Business Conduct and Ethics applicable to its directors and all employees, including senior financial officers, is available on the Company's website at www.take2games.com. If the Company makes any amendment to its Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Report:

(i)
Financial Statements. See Index to Financial Statements on page 68 of this Report.

(ii)
Financial Statement Schedule. See Note 20 to the Consolidated Financial Statements.

(iii)
Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Designation, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.4	Certificate of Amendment of the Restated Certificate of Incorporation, dated April 23, 2009.	8-K	4/23/2009	3.1
3.2	Amended and Restated By-laws of the Company	8-K	4/4/2007	99.3
3.2.1	Amendment dated March 16, 2007 to the Company's Bylaws	8-K	3/22/2007	3(ii)
3.2.2	Amendment dated April 10, 2007 to the Company's Bylaws	8-K	4/13/2007	3(ii)
3.2.3	Amendment to the Amended and Restated By-laws of the Company dated February 14, 2008	8-K	2/15/2008	3.1
3.2.4	Amendment to the Amended and Restated By-laws of the Company dated March 24, 2008	8-K	3/26/2008	3.1
3.2.5	Amended and Restated Bylaws of the Company	8-K	2/24/2010	3.1
3.3	Certificate of Designation of Series B Preferred Stock of the Company	8-K	3/26/2008	3.2
4.1	Indenture, dated as of June 3, 2009, between the Company and The Bank of New York Mellon, as Trustee	8-K	6/4/2009	4.1
4.2	Supplemental Indenture, dated as of June 3, 2009, between the Company and The Bank of New York Mellon, as Trustee, to Indenture, dated as of June 3, 2009, between the Company and The Bank of New York Mellon, as Trustee	8-K	6/4/2009	4.2
4.3	Form of Note (included in Exhibit 4.2)	8-K	6/4/2009	4.3
10.1	2002 Stock Option Plan+	10-Q	9/8/2005	10.2
10.2	Incentive Stock Plan+	10-Q	9/8/2005	10.1
10.3	Amendment to the 2002 Stock Option Plan+	8-K	4/23/2009	10.2
10.4	Amendment to the Incentive Stock Plan+	8-K	4/23/2009	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.5	2009 Stock Incentive Plan+	8-K	4/23/2009	10.1
10.6	Form of Restricted Stock Award Letter—Directors+	10-K	12/20/2007	10.23
10.7	Form of Restricted Stock Award Letter—Employees+	10-K	12/20/2007	10.24
10.8	Form of Stock Option Grant Letter+	10-K	1/31/2006	10.15
10.9	Employment Agreement dated February 28, 2007 between the Company and Seth Krauss.+	8-K	3/6/2007	10.1
10.10	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.11	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.12	Management Agreement between the Company and ZelnickMedia Corporation dated March 30, 2007+	8-K	4/4/2007	99.1
10.13	Employment Agreement between the Company and Lainie Goldstein dated July 16, 2007+	8-K	7/17/2007	10.1
10.14	Amendment dated July 26, 2007 to the Management Agreement dated March 30, 2007 between the Company and ZelnickMedia Corporation+	8-K	7/27/2007	99.1
10.15	Second Amendment, dated February 14, 2008, to the Management Agreement dated March 30, 2007 between the Company and ZelnickMedia Corporation+	8-K	2/15/2008	10.1
10.16	Employment Agreement, dated February 14, 2008, by and between the Company and Benjamin Feder+	8-K	2/15/2008	10.2
10.17	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.18	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.19	Amendment to Employment Agreement, dated March 25, 2008, by and between the Company and Lainie Goldstein+	8-K	3/26/2008	10.1
10.20	Amendment to Employment Agreement, dated March 25, 2008, by and between the Company and Seth Krauss+	8-K	3/26/2008	10.2
10.21	Employment Agreement, dated March 16, 2009, between the Company and Manuel Sousa+	10-Q	6/5/2009	10.4
10.22	Licensed Publishing Agreement dated April 1, 2000 between Sony Computer Entertainment America, Inc. and the Company*	8-K	5/8/2002	99.1
10.23	Xbox Publisher License Agreement dated December 14, 2000 between Microsoft Corporation and the Company*	10-K	2/12/2002	10.9
10.24	Confidential License Agreement for the Wii Console dated August 20, 2007, between Nintendo of America Inc. and the Company*	10-Q	9/10/2007	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.25	Credit Agreement dated as of July 3, 2007, by and among the Company and each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the Lenders that are signatory thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent	8-K	7/9/2007	10.1
10.26	Security Agreement dated as of July 3, 2007, made by each of the Grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	7/9/2007	10.2
10.27	Amended and Restated Credit Agreement dated as of November 16, 2007, by and among the Company and each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the Lenders that are signatory thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent	8-K	11/20/2007	99.1
10.28	Supplement to Security Agreement dated as of November 16, 2007, made by each of the grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	11/20/2007	99.2
10.29	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002	10-Q	9/16/2002	10.2
10.30	Xbox 360 Publisher License Agreement dated November 17, 2006, between Microsoft Licensing, GP and the Company*	10-Q	6/9/2006	10.1
10.31	First Amendment to the Amended and Restated Credit Agreement, dated as of February 7, 2008, by and between the Company and each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the Lenders that are signatory thereto, Take Two GB Ltd., Wells Fargo Foothill, Inc., as the arranger and administrative agent and CitiCapital Commercial Corporation, as the syndication agent	8-K	2/13/2008	10.1
10.32	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1
10.33	Convertible Note Hedge Transaction Confirmation, May 28, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.1
10.34	Convertible Note Hedge Transaction Confirmation, May 28, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.35	Convertible Note Hedge Transaction Confirmation, dated May 29, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.3
10.36	Convertible Note Hedge Transaction Confirmation, dated May 29, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.4
10.37	Warrant Transaction Confirmation, dated May 28, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.5
10.38	Warrant Transaction Confirmation, dated May 28, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.6
10.39	Warrant Transaction Confirmation, dated May 29, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.7
10.40	Warrant Transaction Confirmation, dated May 29, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.8
10.41	Second Amendment to Employment Agreement, dated December 16, 2009, by and between the Company and Lainie Goldstein+	10-K	12/18/2009	10.41
10.42	Asset Purchase Agreement, dated December 21, 2009, by and among SYNNEX Corporation, Jack of All Games, Inc., Jack of All Games (Canada), Inc., and solely for purposes of Section 9.2 therein, the Company.	8-K	12/21/2009	10.1
10.44	Agreement by and among the Company and the persons and entities listed on Schedule A thereto, whereby the Company agrees to include certain persons in its slate of nominees for directors of the Company at the Company's 2010 Annual Meeting of Stockholders	8-K	1/21/2010	10.1
10.45	First Amendment, effective August 21, 2009, to the Confidential License Agreement, effective February 21, 2007, by and among Nintendo of America Inc. and Take-Two Interactive Software, Inc. and certain of its affiliates party thereto.	10-Q	3/10/2010	10.3
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernest & Young LLP				X
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

+
Represents a management contract or compensatory plan or arrangement.

*
Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
FIVE MONTHS ENDED MARCH 31, 2010

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	69
Consolidated Balance Sheets—At March 31, 2010, October 31, 2009 and 2008	71
Consolidated Statements of Operations—For the five months ended March 31, 2010 and 2009 (unaudited) and fiscal years ended October 31, 2009, 2008 and 2007	72
Consolidated Statements of Cash Flows—For the five months ended March 31, 2010 and 2009 (unaudited) and fiscal years ended October 31, 2009, 2008 and 2007	73
Consolidated Statements of Stockholders' Equity—For the fiscal years ended October 31, 2007, 2008 and 2009 and the five months ended March 31, 2010	75
Notes to the Consolidated Financial Statements	76

(All other items in this report are inapplicable)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. as of March 31, 2010 and October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the five months ended March 31, 2010 and for each of the three years in the period ended October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Take-Two Interactive Software, Inc. at March 31, 2010 and October 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the five months ended March 31, 2010 and for each of the three years in the period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Take-Two Interactive Software, Inc. adopted ASC Topic 470 with respect to accounting for debt with conversion and other options on November 1, 2009 and changed its method of accounting for uncertainty in income taxes effective November 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Take-Two Interactive Software, Inc.'s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 17, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

December 17, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited Take-Two Interactive Software, Inc.'s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Take-Two Interactive Software, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Take-Two Interactive Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Take-Two Interactive Software, Inc. as of March 31, 2010 and October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the five months ended March 31, 2010 and for each of the three years in the period ended October 31, 2009 of Take-Two Interactive Software, Inc. and our report dated December 17, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

December 17, 2010

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2010	October 31, 2009	October 31, 2008
		(as adjusted)	(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$145,838	$102,083	$280,277
Accounts receivable, net of allowances of $72,535, $37,191 and $58,762 at March 31, 2010, October 31, 2009 and October 31, 2008, respectively	74,135	181,065	116,005
Inventory	24,479	26,687	38,479
Software development costs and licenses	114,608	167,341	113,436
Prepaid taxes and taxes receivable	8,654	8,814	23,763
Prepaid expenses and other	51,704	47,473	43,477
Assets of discontinued operations	7,182	95,104	108,337

Total current assets	426,600	628,567	723,774

Fixed assets, net	23,571	27,049	31,224
Software development costs and licenses, net of current portion	139,340	75,521	61,991
Goodwill	216,289	220,881	216,657
Other intangibles, net	22,729	23,224	25,556
Other assets	10,747	31,886	8,294
Assets of discontinued operations, net of current portion	—	—	15,856

Total assets	$839,276	$1,007,128	$1,083,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,913	$114,379	$95,570
Accrued expenses and other current liabilities	134,449	172,784	148,782
Deferred revenue	11,944	6,334	56,163
Liabilites of discontinued operations	17,561	60,796	64,904

Total current liabilities	209,867	354,293	365,419

Long-term debt	99,865	97,063	70,000
Income taxes payable	7,980	10,146	26,399
Other long-term liabilities	941	—	6,416

Total liabilities	318,653	461,502	468,234

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—	—
Common stock, $.01 par value, 150,000 shares authorized; 83,977 , 81,925 and 77,694 shares issued and outstanding at March 31, 2010, October 31, 2009 and October 31, 2008, respectively	840	819	777
Additional paid-in capital	674,477	658,794	603,579
Retained earnings (accumulated deficit)	(150,981)	(122,179)	18,275
Accumulated other comprehensive income (loss)	(3,713)	8,192	(7,513)

Total stockholders' equity	520,623	545,626	615,118

Total liabilities and stockholders' equity	$839,276	$1,007,128	$1,083,352

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Five Months Ended March 31,		Fiscal Year Ended October 31,
	2010	2009	2009	2008	2007
		(unaudited)	(as adjusted)	(as adjusted)	(as adjusted)
Net revenue	$359,231	$297,347	$701,057	$1,231,106	$695,828
Cost of goods sold	222,396	195,393	467,576	709,719	475,737

Gross profit	136,835	101,954	233,481	521,387	220,091
Selling and marketing	72,402	59,845	141,962	154,396	115,203
General and administrative	43,466	58,169	130,376	166,228	145,657
Research and development	25,279	31,139	63,748	63,929	48,455
Business reorganization and related	—	—	—	4,478	17,467
Depreciation and amortization	6,622	7,793	17,574	21,322	21,206

Total operating expenses	147,769	156,946	353,660	410,353	347,988

Income (loss) from operations	(10,934)	(54,992)	(120,179)	111,034	(127,897)
Interest and other, net	(11,352)	1,671	(5,771)	(3,279)	(629)

Income (loss) from continuing operations before income taxes	(22,286)	(53,321)	(125,950)	107,755	(128,526)

Provision (benefit) for income taxes	4,266	(4,392)	4,487	13,271	9,943

Income (loss) from continuing operations	(26,552)	(48,929)	(130,437)	94,484	(138,469)
Income (loss) from discontinued operations, net of taxes	(2,250)	2,668	(10,017)	2,613	63

Net income (loss)	$(28,802)	$(46,261)	$(140,454)	$97,097	$(138,406)

Earnings (loss) per share:
Continuing operations	$(0.34)	$(0.64)	$(1.70)	$1.23	$(1.93)
Discontinued operations	(0.03)	0.03	(0.13)	0.03	—

Basic earnings (loss) per share	$(0.37)	$(0.61)	$(1.83)	$1.26	$(1.93)

Continuing operations	$(0.34)	$(0.64)	$(1.70)	$1.22	$(1.93)
Discontinued operations	(0.03)	0.03	(0.13)	0.03	—

Diluted earnings (loss) per share	$(0.37)	$(0.61)	$(1.83)	$1.25	$(1.93)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Five Months Ended March 31,		Fiscal Year Ended October 31,
	2010	2009	2009	2008	2007
		(unaudited)	(as adjusted)	(as adjusted)	(as adjusted)
Operating activities:
Net income (loss)	$(28,802)	$(46,261)	$(140,454)	$97,097	$(138,406)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and impairment of software development costs and licenses	50,956	43,735	105,521	146,102	106,675
Depreciation and amortization	6,622	7,793	17,574	21,322	21,206
Loss (income) from discontinued operations	2,250	(2,668)	10,017	(2,613)	(63)
Amortization and impairment of intellectual property	40	409	478	2,350	8,626
Stock-based compensation	10,479	9,909	25,933	40,387	17,329
Loss on sale of subsidiary	3,831	—	—	—	3,080
Deferred income taxes	761	(357)	3,432	(391)	(1,718)
Amortization of discount on Convertible Notes	2,802	—	2,655	—	—
Amortization of debt issuance costs	521	237	852	562	120
Other, net	1,086	(4,158)	(4,456)	4,539	228
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	106,930	52,987	(57,275)	(50,392)	45,910
Inventory	1,893	8,104	11,792	(7,403)	(2,015)
Software development costs and licenses	(61,563)	(54,536)	(164,828)	(157,076)	(160,643)
Prepaid expenses, other current and other non-current assets	(6,420)	7,362	(309)	11,608	13,578
Deferred revenue	5,610	(31,848)	(49,829)	(5,381)	227
Accounts payable, accrued expenses, income taxes payable and other liabilities	(95,604)	(76,562)	13,728	36,672	33,681
Net cash provided by (used in) discontinued operations	5,187	17,931	14,965	14,043	(11,860)

Net cash provided by (used in) operating activities	6,579	(67,923)	(210,204)	151,426	(64,045)

Investing activities:
Purchase of fixed assets	(3,149)	(4,392)	(11,176)	(12,123)	(19,923)
Cash received from sale of business	2,512	—	—	—	2,778
Net cash provided by (used in) discontinued operations	37,250	—	—	2,846	(1,671)
Payments in connection with business combinations, net of cash acquired	(991)	—	(5,813)	(7,503)	(5,795)

Net cash provided by (used in) investing activities	35,622	(4,392)	(16,989)	(16,780)	(24,611)

Financing activities:
Proceeds from exercise of employee stock options	—	4	22	25,962	9,503
Net (payments) borrowings on line of credit	—	—	(70,000)	52,000	18,000
Proceeds from issuance of Convertible Notes	—	—	138,000	—	—
Purchase of convertible note hedges	—	—	(43,592)	—	—
Issuance of warrants to purchase common stock	—	—	26,342	—	—
Payment of debt issuance costs	—	—	(4,984)	(962)	(1,809)

Net cash provided by financing activities	—	4	45,788	77,000	25,694

Effects of exchange rates on cash and cash equivalents	1,554	(3,828)	3,211	(9,126)	8,239

Net increase (decrease) in cash and cash equivalents	43,755	(76,139)	(178,194)	202,520	(54,723)
Cash and cash equivalents, beginning of year	102,083	280,277	280,277	77,757	132,480

Cash and cash equivalents, end of period	$145,838	$204,138	$102,083	$280,277	$77,757

See accompanying Notes.

 TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Fiscal Year Ended October 31, 2008
Supplemental information of businesses acquired:
Fair value of assets acquired
Current assets	$381
Non-current assets	9,296
Intangible assets	1,300
Goodwill	29,518
Less, liabilities assumed
Current liabilities	(1,519)

Net assets of businesses acquired, excluding cash	$38,976

Net cash paid for businesses acquired	$4,128
Additional consideration in connection with acquisitions	5,620
Issuance of common stock in connection with acquisitions	29,228

Total consideration	$38,976

	Five Months Ended March 31,		Fiscal Year Ended October 31,
	2010	2009	2009	2008	2007
		(unaudited)
Supplemental data:
Interest paid	$3,680	$2,855	$4,371	$3,018	$895
Income taxes paid (received)	$10,519	$3,423	$(5,423)	$(16,484)	$(13,439)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
				Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital			Total Stockholders' Equity
	Shares	Amount
Balance, October 31, 2006	72,745	$727	$482,104	$60,659	$6,902	$550,392

Net loss				(138,406)		(138,406)
Change in cumulative foreign currency translation adjustment	—	—	—	—	27,959	27,959
Proceeds from exercise of stock options	679	7	10,174	—	—	10,181
Stock-based compensation	—	—	25,409	—	—	25,409
Issuance of restricted stock, net of forfeitures and cancellations	849	9	(2,342)	—	—	(2,333)
Income tax effect of stock option cancellations and forfeitures	—	—	(2,048)	—	—	(2,048)

Balance, October 31, 2007	74,273	743	513,297	(77,747)	34,861	471,154

Net income				97,097		97,097
Change in cumulative foreign currency translation adjustment	—	—	—	—	(42,374)	(42,374)
Cumulative effect of adopting uncertain tax position guidance	—	—	—	(1,075)	—	(1,075)
Proceeds from exercise of stock options	1,236	12	25,950	—	—	25,962
Stock-based compensation	—	—	35,341	—	—	35,341
Issuance of common stock in connection with acquisition	1,550	16	29,212	—	—	29,228
Issuance of restricted stock, net of forfeitures and cancellations	635	6	(221)	—	—	(215)

Balance, October 31, 2008	77,694	777	603,579	18,275	(7,513)	615,118

Net loss				(140,454)		(140,454)
Change in cumulative foreign currency translation adjustment	—	—	—	—	15,705	15,705
Proceeds from exercise of stock options	2	—	22	—	—	22
Purchase of call options	—	—	(43,592)	—	—	(43,592)
Sale of warrants	—	—	26,342	—	—	26,342
Stock-based compensation	—	—	31,193	—	—	31,193
Adoption of new accounting guidance related to convertible debt			42,018	—	—	42,018
Issuance of restricted stock, net of forfeitures and cancellations	4,229	42	(42)	—	—	—
Income tax effect of stock award cancellations and forfeitures	—	—	(726)	—	—	(726)

Balance, October 31, 2009 (as adjusted)	81,925	819	658,794	(122,179)	8,192	545,626

Net loss				(28,802)		(28,802)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(11,905)	(11,905)
Stock-based compensation	—	—	12,930	—	—	12,930
Issuance of restricted stock, net of forfeitures and cancellations	2,052	21	(21)	—	—	—
Income tax effect of stock award cancellations and forfeitures	—	—	2,774	—	—	2,774

Balance, March 31, 2010	83,977	$840	$674,477	$(150,981)	$(3,713)	$520,623

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

Sony	Microsoft	Nintendo	Apple
PlayStation® 3	Xbox 360®	Wii™	iPhone®
PlayStation® 2		DS™	iPod® touch
PSP® (PlayStation® Portable)			iPad™

We also develop and publish software titles for the PC and for digital distribution.

Principles of Consolidation

The Consolidated Financial Statements include the financial statements of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Change in Fiscal Year

On October 25, 2010, the Company's Board of Directors approved a change in the Company's fiscal year end from October 31 to March 31. This Form 10-KT is a Transition Report and includes financial information for the five-month period ended March 31, 2010 (the "Transition Period"). For comparative purposes, an unaudited Statement of Operations and Statement of Cash Flows have been included for the five-month period ended March 31, 2009. The reported numbers for the five-month period ended March 31, 2009, which have not been audited, are derived from the books and records of the Company and, in the opinion of management, reflect all adjustments necessary to present the financial position and results of operations in accordance with generally accepted accounting principles.

Reclassifications

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes. As discussed in Notes 2 and 3, the Company has reclassified certain prior year amounts related to the retroactive adoption of new convertible debt accounting guidance and adjustments related to our discontinued operations.

Discontinued Operations

In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America. The financial results of our distribution business have been classified as discontinued operations in the Consolidated Statements of Operations for all of the periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented. See Note 3 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to Consolidated Financial Statements relate to the Company's continuing operations.

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

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2010, October 31, 2009 and 2008 we had $14,667, $9,235 and $3,199, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying Consolidated Balance Sheets because its use was restricted.

The estimated fair value of the Company's Convertible Notes (defined in Note 12) is $106,201 at March 31, 2010. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies. From time to time, we use forward exchange contracts to mitigate foreign currency risk associated with foreign currency assets and liabilities, consisting primarily of cash balances and certain non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. We do not designate foreign currency forward contracts as hedging instruments and accordingly, we mark to market our foreign currency forward contracts each period and any gains and losses are recognized in net income (loss). At March 31, 2010, we had forward contracts outstanding to purchase $19,200 of foreign currency in exchange for U.S. dollars and to purchase $17,600 of U.S. dollars in exchange for foreign currencies with maturities of less than one year. The fair value of our foreign currency forward contracts was immaterial as of March 31, 2010. At October 31, 2009, we had forward contracts outstanding to purchase $30,400 of foreign currency in exchange for U.S. dollars with a maturity of less than one year. At October 31, 2008, we had no outstanding foreign currency forward contracts. For the five months ended March 31, 2010 and fiscal year ended October 31, 2009, we recorded losses of $2,300 and $73, respectively, related to foreign currency forward contracts in interest and other, net on the Consolidated Statements of Operations.

Concentration of Credit Risk and Accounts Receivable

We maintain cash balances at several major financial institutions. While we attempt to limit credit exposure with any single institution, balances often exceed insurable amounts.

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 55.7%, 44.8%, 56.4%, 40.4% and 56.4% of net revenue during the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009, 2008 and 2007, respectively. As of March 31, 2010, October 31, 2009 and 2008, the five largest customers accounted for 65.7%, 59.7% and 39.4% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 56.1%, 50.3% and 12.5% of such balances at March 31, 2010, October 31, 2009 and 2008, respectively. Except for the largest customers noted above, all receivable balances from the remaining individual customers are less than 10% of our net receivable balance. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

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

We perform an annual test for impairment of goodwill as of the beginning of August, or earlier if indicators of impairment exist. We use a combination of the market approach, which uses market capitalization and comparable companies' data, and the income approach, which uses discounted cash flows. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and the determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. Our estimates for market growth are based on historical data, various internal estimates and observable external sources when available, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business.

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

In June 2006, the Financial Accounting Standards Board ("FASB") clarified the accounting for uncertainty in income taxes by prescribing application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. It also prescribed guidance on measurement, classification, interest and penalties, accounting for interim periods, and disclosures. The Company adopted the new guidance in November 2007. See Note 16 for a detailed discussion of the Company's uncertain tax positions.

Revenue Recognition

We earn our revenue from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third party developers.

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

Certain of our software products include in-game advertising for third party products. Advance payments received for in-game advertising are reported on our Consolidated Balance Sheets as deferred revenue until we meet our performance obligations, at which point we recognize the revenue, which is generally at the time of the initial release of the product.

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

Our distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, we occasionally accept returns from our customers for stock balancing and make accommodations to customers, which include credits and returns, when demand for specific titles falls below expectations.

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

Advertising

We expense advertising costs as incurred. Advertising expense for the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009, 2008 and 2007 amounted to $51,481, $41,153, $93,390, $100,452 and $76,807, respectively.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (shares in thousands):

	Five Months Ended March 31,		Fiscal Year Ended October 31,
	2010	2009	2009	2008	2007
		(unaudited)	(as adjusted)
Computation of Basic Earnings (Loss) Per Share:
Net income (loss)	$(28,802)	$(46,261)	$(140,454)	$97,097	$(138,406)
Net income allocated to participating securities	—	—	—	(2,784)	—

Net income (loss) allocated to common stockholders	$(28,802)	$(46,261)	$(140,454)	$94,313	$(138,406)

Total weighted average shares outstanding—basic	78,453	76,257	76,815	77,254	71,860
Less: weighted average participating shares outstanding	—	—	—	(2,215)	—

Weighted average common shares outstanding—basic	78,453	76,257	76,815	75,039	71,860

Basic earnings (loss) per common share	$(0.37)	$(0.61)	$(1.83)	$1.26	$(1.93)

Computation of Diluted Earnings (Loss) Per Share:
Net income (loss)	$(28,802)	$(46,261)	$(140,454)	$97,097	$(138,406)
Net income allocated to participating securities	—	—	—	(2,784)	—

Net income (loss) allocated to common stockholders	$(28,802)	$(46,261)	$(140,454)	$94,313	$(138,406)

Weighted average common shares outstanding—basic	78,453	76,257	76,815	75,039	71,860
Plus: dilutive effect of common stock equivalents	—	—	—	412	—

Weighted average common shares outstanding—diluted	78,453	76,257	76,815	75,451	71,860

Diluted earnings (loss) per common share	$(0.37)	$(0.61)	$(1.83)	$1.25	$(1.93)

The Company incurred a net loss for the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009 and 2007; therefore, the basic and diluted weighted average shares outstanding exclude the impact of unvested share-based awards that are considered participating restricted stock and all common stock equivalents because their impact would be antidilutive.

The Company defines common stock equivalents as unexercised stock options, common stock equivalents underlying the Convertible Notes (see Note 12) and warrants outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which are assessed for their impact on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator. For the five months ended March 31, 2010 and fiscal year ended October 31, 2009, the assumed conversion of 12,927,000 shares underlying our Convertible Notes was antidilutive; therefore, the shares were excluded from the computation of diluted EPS.

In connection with the issuance of our Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 12) which were excluded from the calculation of diluted EPS because their impact is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our Convertible Notes, the Company entered into warrant transactions (see Note 12). For the five months ended March 31, 2010 and fiscal year ended October 31, 2009, the Company excluded the warrants outstanding from its diluted EPS because the warrants' strike price of $14.945 was greater than the average market price of our common stock.

Other common stock equivalents excluded from the diluted EPS calculation were unexercised stock option awards of approximately 3,514,000 and 4,219,000 for the five months ended March 31, 2010 and 2009, respectively, and approximately 3,803,000 and 3,905,000 for the fiscal years ended October 31, 2009 and 2007, respectively, because their effect would have been antidilutive for those periods.

For the fiscal year ended October 31, 2008, the Company excluded from its diluted EPS calculation approximately 3,651,000 of common stock equivalents which were antidilutive because the common stock equivalents' exercise prices exceeded the average fair market value of the Company's common stock.

On November 1, 2009, we adopted new accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. Our unvested restricted stock rights (including restricted stock units, time-based and market-based restricted stock awards) are considered participating restricted stock since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. For the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009 and 2007, we had 6,261,000, 3,561,000, 5,320,000 and 1,719,000, respectively, of unvested share-based awards that are considered participating restricted stock which are excluded due to the net loss for those periods.

Stock-based Compensation

We have issued stock-based compensation to employees and non-employee consultants, such as ZelnickMedia Corporation.

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

See Note 17 for a full discussion of our stock-based compensation arrangements.

Foreign Currency

The functional currency for our foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in our Consolidated Statements of Operations in the period in which they occur, except on inter-company balances considered to be long term. Transaction gains and losses on inter-company balances which are considered to be long term are recorded in accumulated other comprehensive income (loss). The Company recorded foreign exchange transaction losses of $704 and $5,047 for the five months ended March 31, 2010 and fiscal year ended October 31, 2008, respectively, and foreign exchange transaction gains of $4,194, $4,289 and $2,259 for the five months ended March 31, 2009 and fiscal years ended October 31, 2009 and 2007, respectively.

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

In June 2009, we issued $138,000 aggregate principal amount of 4.375% Convertible Notes which was classified as long-term debt at October 31, 2009. On November 1, 2009 we calculated the difference between the principal amount of the Convertible Notes and the remaining liability component after the bifurcation to be $43,592, which was reclassified to debt discount with a corresponding adjustment made to additional paid-in capital. Also upon adoption of this new guidance, on November 1, 2009 we retrospectively adjusted the debt discount which is being amortized as non-cash interest expense in our Consolidated Statements of Operations in addition to the Convertible Notes' coupon interest payments over the five year period of the Convertible Notes. For additional details on our Convertible Notes see Note 12.

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

Amendments to Variable Interest Entity Guidance

In June 2009, new guidance was issued which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective at the start of a company's first fiscal year beginning after November 15, 2009 (April 1, 2010 for the Company). We do not expect the adoption of this new guidance to have a material impact on our consolidated financial position, cash flows or results of operations.

Multiple-Deliverable Revenue Arrangements

In October 2009, new guidance was issued related to the accounting for multiple-deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable. These new rules will become effective, on a prospective basis, at the start of a company's first fiscal year beginning after June 15, 2010 (April 1, 2011 for the Company). We do not expect the adoption of this new guidance to have a material impact on our consolidated financial position, cash flows or results of operations.

Certain Revenue Arrangements That Include Software Elements

In October 2009, new guidance was issued that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product's essential functionality. This new rule will become effective, on a prospective basis, at the start of a company's first fiscal year beginning after June 15, 2010 (April 1, 2011 for the Company). We do not expect the adoption of this new guidance to have a material impact on our consolidated financial position, cash flows or results of operations.

2.     RECLASSIFICATION AND ADOPTION OF NEW ACCOUNTING GUIDANCE

The following table provides a reconciliation of our adjusted October 31, 2009 balance sheet for adjustments made related to the retroactive adoption of new convertible debt accounting guidance (see Note 12 for additional information) and adjustments related to our discontinued operations (see Note 3 for additional information and impact on the assets and liabilities as of October 31, 2008).

	October 31, 2009	Adoption of convertible debt guidance	Assets and liabilities of discontinued operations	October 31, 2009 (as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$102,083			$102,083
Accounts receivable, net of allowances(1)	207,180		$(26,115)	181,065
Inventory	93,996		(67,309)	26,687
Software development costs and licenses	167,341			167,341
Prepaid taxes and taxes receivable	8,814			8,814
Prepaid expenses and other(1)	48,810		(1,337)	47,473
Assets of discontinued operations	—		95,104	95,104

Total current assets	628,224	—	343	628,567

Fixed assets, net	27,392		(343)	27,049
Software development costs and licenses, net of current portion	75,521			75,521
Goodwill	220,881			220,881
Other intangibles, net	23,224			23,224
Other assets	33,329	(1,443)		31,886

Total assets	$1,008,571	$(1,443)	$—	$1,007,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$172,976		$(58,597)	$114,379
Accrued expenses and other current liabilities	174,983		(2,199)	172,784
Deferred revenue	6,334			6,334
Liabilities of discontinued operations	—		60,796	60,796

Total current liabilities	354,293	—	—	354,293

Long-term debt	138,000	(40,937)		97,063
Income taxes payable	10,146			10,146

Total liabilities	502,439	(40,937)	—	461,502

Commitments and contingencies
Stockholders' equity:
Preferred stock	—			—
Common stock	819			819
Additional paid-in capital	616,776	42,018		658,794
Accumulated deficit	(119,655)	(2,524)		(122,179)
Accumulated other comprehensive income	8,192			8,192

Total stockholders' equity	506,132	39,494	—	545,626

Total liabilities and stockholders' equity	$1,008,571	$(1,443)	$—	$1,007,128

(1)
Additionally, the Company reclassified $7,785 of prepaid expenses and other assets to accounts receivable in its October 31, 2009 Consolidated Balance Sheets to conform to current year presentation.

3.     DISCONTINUED OPERATIONS

In February 2010, we completed the sale of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America, for approximately $44,000, including $37,250 in cash, subject to purchase price adjustments, and up to an additional $6,750, subject to the achievement of certain items. The sale will allow us to focus our resources on our publishing operations. For the five months ended March 31, 2010, we recorded a loss on the sale of $447. The financial results of our distribution business have been classified as discontinued operations in our Consolidated Statements of Operations for all of the periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented.

The following is a summary of the results of the discontinued operations:

	Five Months Ended March 31,		Fiscal Year Ended October 31,
	2010	2009	2009	2008	2007
		(unaudited)
Net revenue	$131,937	$144,921	$267,431	$306,424	$285,963

Income (loss) before income taxes	$(2,216)	$4,285	$(9,983)	$4,388	$311
Loss on sale	447	—	—	—	—
Provision (benefit) for income taxes	(413)	1,617	34	1,775	248

Net income (loss)	$(2,250)	$2,668	$(10,017)	$2,613	$63

The following is a summary of the assets and liabilities of discontinued operations:

	March 31, 2010	October 31, 2009	October 31, 2008
Assets of discontinued operations:
Current:
Accounts receivable, net of allowances	$—	$26,115	$41,453
Inventory	5,515	67,309	65,756
Prepaid expenses and other	1,667	1,337	1,128
Fixed assets, net	—	343	—

Total current assets	7,182	95,104	108,337

Fixed assets, net	—	—	1,137
Goodwill	—	—	14,152
Other intangibles, net	—	—	567

Total assets of discontinued operations	$7,182	$95,104	$124,193

Liabilities of discontinued operations:
Accounts payable	$14,218	$58,597	$60,597
Accrued expenses and other current liabilities	3,343	2,199	4,307

Total liabilities of discontinued operations	$17,561	$60,796	$64,904

4.     MANAGEMENT AGREEMENT

In March 2007, we entered into a management services agreement (the "Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman. In addition, we entered into employment agreements with Ben Feder and Karl Slatoff to serve as our Chief Executive Officer and Executive Vice President, respectively. Both Mr. Feder and Mr. Slatoff are partners of ZelnickMedia. Effective October 25, 2010, Mr. Slatoff was

named to the newly created role of Chief Operating Officer. Effective January 1, 2011, Mr. Feder will resign from his position as Chief Executive Officer of the Company and Mr. Zelnick will take on the additional role of Chief Executive Officer. The Management Agreement expires in October 2012 and provides for an annual management fee of $2,500 and a maximum bonus of $2,500 per fiscal year based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services under the Management Agreement, we recorded consulting expense (a component of general and administrative expenses) of $1,563, $1,042, $2,500, $3,674 and $649 for the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009, 2008 and 2007, respectively.

Pursuant to the Management Agreement, we also issued stock-based awards to ZelnickMedia. See Note 17 for a discussion of such awards.

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

	March 31, 2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds	$73,567	$73,567	$—	$—

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

6.     BUSINESS ACQUISITIONS AND CONSOLIDATION

We consummated the acquisitions described below, which largely reflect our strategy to diversify our business by adding experienced development studios, intellectual properties and talented personnel resources to our existing infrastructure. The acquisitions were not considered to be material to our Consolidated Statements of Operations, individually or in the aggregate. The results of operations and financial positions of these acquisitions are included in our Consolidated Financial Statements from their respective acquisition dates forward and therefore affect comparability from period to period. During the five months ended March 31, 2010 and fiscal years ended October 31, 2009, 2008 and 2007, we paid contingent consideration of $991, $5,813, $3,375 and $5,795 for our prior year acquisitions.

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

In December 2007, we acquired all of the outstanding capital stock of 2K Czech, formerly known as Illusion Softworks, a.s. ("2K Czech"), the Czech Republic developer of the Mafia video game franchise. The acquisition reflects our strategy to add high-value intellectual property and development studios to our portfolio. Total consideration paid upon acquisition was $32,908, consisting primarily of 1,496,647 shares of our unregistered common stock and $4,645 of development advances paid prior to the acquisition. The terms of the transaction also include additional contingent deferred payments in cash and stock of up to $10,000, which is expected to be allocated to purchase price when the conditions requiring their payment are met. The goodwill recorded in connection with this acquisition is not deductible for tax purposes.

7.     COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are as follows:

	Five Months Ended March 31,		Fiscal Year Ended October 31,
	2010	2009	2009	2008	2007
		(unaudited)	(as adjusted)
Net income (loss)	$(28,802)	$(46,261)	$(140,454)	$97,097	$(138,406)
Foreign currency translation adjustment	(11,905)	(17,594)	15,705	(42,374)	27,959

Comprehensive income (loss)	$(40,707)	$(63,855)	$(124,749)	$54,723	$(110,447)

8.     INVENTORY

Inventory balances by category are as follows:

	March 31, 2010	October 31, 2009	October 31, 2008
		(as adjusted)	(as adjusted)
Finished products	$21,155	$20,288	$30,383
Parts and supplies	3,324	6,399	8,096

Inventory	$24,479	$26,687	$38,479

Estimated product returns included in inventory at March 31, 2010, October 31, 2009 and 2008 were $2,394, $2,971 and $3,998, respectively.

9.     SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our capitalized software development costs and licenses are as follows:

	March 31, 2010		October 31, 2009		October 31, 2008
	Current	Non-current	Current	Non-current	Current	Non-current
Software development costs, internally developed	$111,631	$71,691	$123,018	$46,574	$72,381	$39,508
Software development costs, externally developed	2,237	66,073	42,306	27,202	37,422	20,495
Licenses	740	1,576	2,017	1,745	3,633	1,988

Software development costs and licenses	$114,608	$139,340	$167,341	$75,521	$113,436	$61,991

Software development costs and licenses as of March 31, 2010, October 31, 2009 and 2008 included $238,553, $212,939 and $136,687, respectively, related to titles that have not been released.

Amortization and impairment of software development costs and licenses are as follows:

	Five Months Ended March 31,		Fiscal Year Ended October 31,
	2010	2009	2009	2008	2007
		(unaudited)
Amortization and impairment of software development costs and licenses	$53,108	$46,768	$111,615	$159,563	$109,891
Less: Portion representing stock-based compensation	(2,152)	(3,033)	(6,094)	(13,461)	(3,216)

Amortization and impairment, net of stock-based compensation	$50,956	$43,735	$105,521	$146,102	$106,675

10.   FIXED ASSETS, NET

Fixed asset balances by category are as follows:

		October 31,
	March 31, 2010
		2009	2008
		(as adjusted)	(as adjusted)
Computer equipment	$32,927	$32,287	$27,421
Office equipment	5,286	5,234	4,463
Computer software	26,187	24,642	20,235
Furniture and fixtures	4,971	5,238	4,582
Leasehold improvements	23,899	23,507	21,601

	93,270	90,908	78,302
Less: accumulated depreciation	69,699	63,859	47,078

Fixed assets, net	$23,571	$27,049	$31,224

Depreciation expense related to fixed assets for the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009, 2008, and 2007, was $6,180, $6,724, $15,713, $17,424 and $18,147, respectively.

11.   GOODWILL AND INTANGIBLE ASSETS, NET

We perform an annual two-step test for impairment of goodwill as of the beginning of August or earlier if indicators of impairment exist. The first step of the test measures impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. Prior to the sale of our Jack of all Games third party distribution business, which closed in February 2010 (see Note 3), we managed our business primarily based on our publishing and distribution businesses. Accordingly, after the sale of the assets of our distribution business, the Company operates as a single reporting unit.

We use a combination of the market approach, and the income approach, which uses discounted cash flows. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and the determination of appropriate market comparables. Our estimates for market growth are based on historical data, various internal estimates and observable external sources when available, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business. Due to a decline in the retail environment during the fiscal year ended October 31, 2009 and its impact on our outlook for our distribution reporting unit, we determined that the goodwill and intangible assets attributed to our distribution reporting unit were impaired. As a result, we recorded an impairment charge of $14,754 which is reported in loss from discontinued operations on the Consolidated Statements of Operations (see Note 3). For the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2008 and 2007, we did not recognize an impairment loss on goodwill.

The change in our goodwill balance is as follows:

Total
Balance at November 1, 2007 (as adjusted)	$190,125
Additions and adjustments	33,021
Currency translation adjustment	(6,489)

Balance at October 31, 2008 (as adjusted)	216,657

Additions and Adjustments	1,898
Currency translation adjustment	2,326

Balance at October 31, 2009	220,881

Sale of Italian subsidiary	(1,937)
Currency translation adjustment	(2,655)

Balance at March 31, 2010	$216,289

The following table sets forth the components of the intangible assets subject to amortization:

		March 31, 2010			October 31, 2009			October 31, 2008
	Estimated Useful Lives (Years)							(as adjusted)
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	7-10	$13,778	$(12,306)	$1,472	$13,796	$(12,101)	$1,695	$13,777	$(10,817)	$2,960
Intellectual property	2-6	26,954	(6,813)	20,141	26,959	(6,775)	20,184	26,956	(6,399)	20,557
Non-compete	5-10	5,241	(4,565)	676	5,248	(4,344)	904	6,186	(4,690)	1,496
Technology	3	4,342	(3,902)	440	4,458	(4,017)	441	4,308	(3,765)	543

		$50,315	$(27,586)	$22,729	$50,461	$(27,237)	$23,224	$51,227	$(25,671)	$25,556

The change in the gross carrying amount of intangibles is as follows:

		Fiscal Year Ended October 31,
	Five Months Ended March 31, 2010
		2009	2008
		(as adjusted)	(as adjusted)
Beginning balance	$50,461	$51,227	$52,241
Recognized in connection with acquisitions	—	—	1,300
Impairment charges	—	—	(2,498)
Write-off of fully amortized assets	—	(938)	—
Other	(146)	172	184

Ending balance	$50,315	$50,461	$51,227

Amortization of intangible assets is included in our Consolidated Statements of Operations as follows:

	Five Months Ended March 31,		Fiscal Year Ended October 31,
	2010	2009	2009	2008	2007
		(unaudited)	(as adjusted)	(as adjusted)	(as adjusted)
Cost of goods sold	$40	$409	$478	$2,350	$3,462
Depreciation and amortization	442	1,069	1,861	3,898	3,059

Total amortization of intangible assets	$482	$1,478	$2,339	$6,248	$6,521

Estimated future amortization of intangible assets that will be recorded in cost of goods sold and operating expenses for the years ending March 31 are as follows:

2011	$4,398
2012	9,103
2013	4,285
2014	263
2015	2,375
Thereafter	2,305

Total	$22,729

12.   LONG-TERM DEBT

Credit Agreement

In July 2007, we entered into a credit agreement (the "Credit Agreement") which provides for borrowings of up to $140,000 and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at March 31, 2010), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at March 31, 2010), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75%. Information related to availability on our Credit Agreement is as follows:

	March 31, 2010	October 31, 2009	October 31, 2008
Outstanding borrowings	$—	$—	$70,000
Available borrowings	$96,115	$88,137	$28,964
Outstanding letters of credit	$8,164	$11,560	$11,560

Debt issuance costs capitalized in connection with the Credit Agreement totaled $2,770 and are being amortized as interest expense over the five year term of the credit facility. We recorded $910, $2,961, $4,782, $3,389, and $1,084 of interest expense and fees related to the Credit Agreement for the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009, 2008, and 2007, respectively.

The Credit Agreement substantially limits us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30,000 (including available borrowings under the credit facility), based on a 30-day average. As of March 31, 2010, we were in compliance with all covenants and requirements in the Credit Agreement.

Convertible Notes

In June 2009, we issued $138,000 aggregate principal amount of 4.375% convertible senior notes due 2014 ("Convertible Notes"). The issuance of the Convertible Notes included $18,000 related to the exercise of an over-allotment option by the underwriters. Interest on the Convertible Notes is payable semi-annually in arrears on June 1st and December 1st of each year, and commenced on December 1, 2009. The

Convertible Notes mature on June 1, 2014, unless earlier redeemed or repurchased by the Company or converted.

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

The indenture governing the Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the Convertible Notes will automatically become due and payable immediately. As of March 31, 2010, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

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

A portion of the net proceeds from the Convertible Notes offering was used to pay the net cost of the convertible note hedge transactions (after such cost was partially offset by proceeds from the sale of the warrants). We incurred approximately $4,984 of banking, legal and accounting fees related to the issuance of the Convertible Notes which were capitalized as debt issuance costs and will be amortized to interest and other, net over the term of the Convertible Notes.

Adoption of new debt guidance impacting Convertible Notes

In May 2008, the FASB issued new accounting guidance on debt with conversion and other options. This guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the company's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The guidance requires retrospective application of its provisions and it does not affect our cash flows. On November 1, 2009 we adopted this new guidance related to the accounting for convertible notes, and we reclassified the difference between the fair value and the principal amount of our Convertible Notes balance to additional paid-in capital, representing the fair value of the embedded conversion option of the Convertible Notes. We estimated the fair value to be $94,408, as of the date of issuance of our Convertible Notes, assuming a 13% non-convertible borrowing rate. On November 1, 2009 we calculated the difference between the principal amount of the Convertible Notes and the remaining liability component after the bifurcation to be $43,592 which we reclassified to debt discount with a corresponding adjustment made to additional paid-in capital. Also upon adoption of this new guidance, we retrospectively adjusted the debt discount which is being amortized using the effective interest method as non-cash interest expense in our Consolidated Statements of Operations in addition to the Convertible Notes' coupon interest payments over the five year period of the Convertible Notes. The results of the retrospective amortization on our Consolidated Statements of Operations reflected an additional pre-tax, non-cash interest expense of approximately $2,655 for the fiscal year ended October 31, 2009. Debt issuance costs of $4,984 were capitalized and are being amortized to interest expense over the term of the Convertible Notes. Debt issuance costs of $1,574 were related to the equity component and were recorded as a reduction of additional paid-in capital. See Note 2 for retrospective application to previously reported items.

The following table provides additional information related to our Convertible Notes:

	March 31, 2010	October 31, 2009
Additional paid-in capital	$42,018	$42,018

Principal amount of Convertible Notes	$138,000	$138,000
Unamortized discount of the liability component	38,135	40,937

Net carrying amount of Convertible Notes	$99,865	$97,063

Carrying amount of debt issuance costs	$2,843	$3,127

The following table provides the components of interest expense related to our Convertible Notes:

	Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
Cash interest expense (coupon interest expense)	$2,516	$2,516
Non-cash amortization of discount on Convertible Notes	2,802	2,655
Amortization of debt issuance costs	284	282

Total interest expense related to Convertible Notes	$5,602	$5,453

13.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	March 31, 2010	October 31, 2009	October 31, 2008
		(as adjusted)	(as adjusted)
Software development royalties	$39,143	$55,151	$39,803
Income tax payable and deferred tax liability	14,592	41,669	13,263
Compensation and benefits	17,783	16,749	38,827
Licenses	24,971	13,202	13,594
Marketing and promotions	9,934	11,038	7,393
Professional fees	2,684	6,153	7,554
Rent and deferred rent obligations	5,474	5,767	6,682
Deferred consideration for acquisitions	—	1,103	921
Other	19,868	21,952	20,745

Accrued expenses and other current liabilities	$134,449	$172,784	$148,782

14.   LEGAL AND OTHER PROCEEDINGS

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

Securities Class Action—Grand Theft Auto: San Andreas and Option Backdating.    In February and March 2006, four purported class action complaints were filed against us and certain of our then current and former officers and directors in the SDNY Court. The actions were consolidated, and in April 2007 the lead plaintiffs filed a consolidated second amended complaint which contained allegations related to purported "hidden content" contained in Grand Theft Auto: San Andreas and the backdating of stock options, including the investigation thereof conducted by the Special Litigation Committee of the Board of Directors and the restatement of our financial statements relating thereto. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. The lead plaintiffs sought unspecified compensatory damages and costs including attorneys' fees and expenses. In April 2008, the Court dismissed, with leave to amend, all claims as to all defendants relating to Grand Theft Auto: San Andreas and certain claims as to our former CEO, CFO and certain director defendants relating to the backdating of stock options. In September 2008, the lead plaintiff filed a third amended consolidated complaint seeking to reinstate these claims, which we opposed. On August 31, 2009, we entered into a memorandum of understanding with the lead plaintiffs to comprehensively settle all claims asserted by them against us, our Rockstar Games subsidiary and all of the current and former officers and directors named in the actions. On June 29, 2010, the SDNY Court granted preliminary approval of the settlement. In accordance with the terms of the settlement, $20,115 was placed into an escrow fund for the benefit of class members. Our insurance carriers contributed $15,315 of this payment, and the Company contributed $4,800, which had previously been accrued for in our financial statements. In addition to the payment to the settlement fund, we will also supplement the substantial changes that we have already implemented in our corporate governance policies and practices with certain additional changes. On October 12, 2010, the Court gave its final approval to the settlement, and subsequently issued its Final Judgment and Order of Dismissal on October 19, 2010. No appeal of the Court's Judgment was filed by the deadline of November 18, 2010. Neither we, our subsidiary nor any of the individuals admit any wrongdoing as part of the proposed settlement agreement.

Wilamowsky v. Take-Two et al.    On September 29, 2010, an individual claiming to be a shareholder of Take-Two and a potential member of the class on whose benefit the Securities Class Action described above was brought, filed a Complaint in the United States District Court for the Southern District of New York against the Company, and its former Chief Executive Officer and three former directors. Wilamowsky, who requested exclusion from the Securities Class Action settlement, alleged that he sold short shares of Take-Two stock during the class period. As a result of the same misstatements that were alleged in the Securities Class Action to have maintained the Company's stock price at artificially high levels, Wilamowsky claims he was forced to cover his short sales with purchases of Take-Two stock at prices that were higher than the true value of those shares. Wilamowsky's Complaint alleges against all defendants violations of §10(b) of the Exchange Act and Rule 10b-5, breaches of fiduciary duty and unjust enrichment. In addition, the Complaint alleges violations §20(a) of the Exchange Act against our former Chief Executive Officer.

On November 17, 2010, the Company and the individual defendants sought leave to file motions to dismiss all of Wilamowsky's claims, in accordance with the presiding judge's individual rules. A pre-motion hearing to address defendants' request was held on December 14, 2010, at which the requested leave was granted, and January 14, 2011 was scheduled for the filing of defendants' motions. We believe Wilamowsky's claims are without merit and intend to defend against them vigorously.

St. Clair Derivative Action.    In January 2006, the St. Clair Shores General Employees Retirement System filed a purported class and derivative action complaint in the SDNY Court against us, as nominal defendant, and certain of our directors and certain former officers and directors. Certain of the factual allegations in this action are similar to those in the securities class action described above. The plaintiff asserts that certain defendants breached their fiduciary duty by selling their stock while in possession of certain material non-public information and that we violated Section 14(a) of the Exchange Act and Rule 14a-9 thereunder by failing to disclose material facts in our 2003, 2004 and 2005 proxy statements in which we solicited approval to increase share availability under our 2002 Stock Option Plan. The plaintiff seeks the return of all profits from the alleged insider trading conducted by the individual defendants who sold our stock, unspecified compensatory damages with interest and its costs in the action. In March 2007, the Special Litigation Committee moved to dismiss the complaint based on, among other things, the Committee's conclusion that "future pursuit of this action is not in the best interests of Take-Two or its shareholders." In August 2007, the plaintiff filed an Amended Derivative and Class Action Complaint alleging, among other things, that defendants breached their fiduciary duties in connection with the issuance of proxy statements from 2001 through 2005. In September 2007, the Special Litigation Committee moved to dismiss the Amended Complaint or to consolidate certain of its claims with the securities class action. In July 2008, the Court dismissed all claims against us and all claims against all defendants that arose out of the plaintiff's derivative claims. The Court expressly did not determine whether these claims would entitle the putative class to monetary damages, but invited briefs from the individual defendants on this point. In October 2008, these individuals moved to dismiss the remaining claims against them. Briefing was concluded as of January 16, 2009. On September 15, 2009, the case was reassigned to Judge Sullivan, who denied the pending motions to dismiss without prejudice pending an October status conference. At that status conference, the Court reinstated the motions to dismiss, and oral argument on those motions was held November 23, 2009. Those motions to dismiss were granted in their entirety on September 9, 2010, and the deadline for any appeals to be filed expired on October 13, 2010. The case is now concluded.

Derivative Action—Option Backdating.    In July and August 2006, shareholders Richard Lasky and Raeda Karadsheh filed purported derivative actions in the SDNY Court against us, as nominal defendant, and certain of our directors and certain former officers and directors. These actions were consolidated in November 2006 and the plaintiffs filed a consolidated complaint in January 2007, which focused exclusively on our historical stock option granting practices, alleging violations of federal and state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints sought unspecified damages against all of the individual defendants, reimbursement from certain of the defendants of bonuses or other incentive or equity-based compensation paid to them, equitable and other relief relating to the proceeds from certain of the defendants' alleged improper trading activity in our stock, adoption of certain corporate governance proposals and recovery of litigation costs. These matters were referred to the Special Litigation Committee, which moved to dismiss certain parties from the litigation and to have any claims against the remaining parties be assigned to us for disposition by our management and Board of Directors. On April 21, 2009, the Court granted the Special Litigation Committee's motion in its entirety, dismissing all claims against all named defendants except Ryan A. Brant, James David, Larry Muller, and Kelly G. Sumner, and assigning those remaining claims to the Company as the sole party plaintiff. On June 15, 2009, the former shareholder plaintiffs applied for the entry of final judgment in order to permit the immediate appeal of the Court's April 21, 2009 order dismissing certain defendants and terminating the former shareholder plaintiffs from consolidated action, which application the Court denied on March 5, 2010. Also on June 15, 2009, as directed by the Court, the Company filed an amended complaint against the remaining defendants in the suit. Upon defendants' motions, the Court on March 31, 2010 dismissed as time barred all claims based upon options awards granted prior to July 12, 2001, and the disclosure claims against Larry Muller and James David. Still pending were the Company's disclosure claims against Ryan A. Brant and Kelly G. Sumner, as well as all claims against the four defendants related to options awards granted to them after July 12, 2001. The Company settled these remaining claims against Brant, Sumner, and David, and dismissed them with prejudice. The Company also dismissed its claims against Muller, without prejudice. The deadline for any appeal to be filed expired on November 19, 2010, and the case is now concluded.

Strickland et al. Personal Injury Action.    In February 2005, the personal representatives of the Estates of Arnold Strickland, James Crump and Ace Mealer brought an action in the Circuit Court of Fayette County, Alabama against us, Sony Computer Entertainment America Inc., Sony Corporation of America, Wal-Mart, GameStop and Devin Moore, alleging under Alabama's manufacturers' liability and wrongful death statutes that our video games resulted in "copycat violence" that caused the deaths of Messrs. Strickland, Crump and Mealer by Mr. Moore. The suit seeks damages (including punitive damages) against all of the defendants in excess of $600,000. Upon the Company's motion, on July 29, 2009 the Court entered an order excluding Plaintiff's expert testimony and granting summary judgment to the Company. Plaintiff Steve Strickland filed a Notice of Appeal on August 10, 2009 and briefing was completed on June 3, 2010. The Alabama Supreme Court affirmed the lower court decision and dismissed the appeal on September 24, 2010. The plaintiffs did not file an appeal within the necessary time frame and the decision in our favor cannot be challenged. This matter is now resolved.

We intend to vigorously defend all of the above pending matters.

15.   COMMITMENTS AND CONTINGENCIES

A summary of annual minimum contractual obligations and commitments as of March 31, 2010 is as follows:

Fiscal Year Ending March 31,	Licensing and Marketing	Software Development	Operating Leases	Convertible Notes Interest	Convertible Notes	Total
2011	$58,433	$27,607	$17,140	$6,038	$—	$109,218
2012	60,842	1,386	15,310	6,038	—	83,576
2013	66,425	—	13,176	6,038	—	85,639
2014	2,000	—	9,888	6,038	—	17,926
2015	—	—	4,633	3,019	138,000	145,652
Thereafter	—	—	5,517	—	—	5,517

Total	$187,700	$28,993	$65,664	$27,171	$138,000	$447,528

Licensing and Marketing Agreements:    Our licensing commitments primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products. As of March 31, 2010, $770 of our guaranteed minimum licensing and marketing commitments were recorded in our Consolidated Balance Sheets because the licensor did not have any significant remaining performance obligation to us. Licensing and marketing commitments expire at various times through September 2014 and primarily reflect our agreements with major sports leagues and players' associations. Certain of our licensing and marketing agreements also contain provisions that would impose penalties if we fail to meet agreed upon software release dates.

Software Development Agreements:    We make payments to third party software developers that include contractual payments to developers under several software development agreements that expire at various times through October 2011. Our aggregate outstanding software development commitments assume satisfactory performance by third party software developers.

Lease Commitments:    Our offices are occupied under non-cancelable operating leases expiring at various times through January 2017. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through November 2013. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term. Rent expense amounted to $6,131, $5,923, $13,601, $14,588 and $15,042 for the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009, 2008 and 2007, respectively.

Contingent Consideration:    Part of our business acquisition strategy has been to make a portion of the purchase price of certain acquisitions dependent on product delivery or future product sales. The amounts and timing of these payments are currently not fixed or determinable. See Note 6 for a discussion of our contingent commitments related to our business acquisitions.

Employee Savings Plan:    We maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We began matching a portion of the contributions in July 2002. The matching contribution expense incurred by us during the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009, 2008 and 2007 was $1,146, $1,195, $2,665, $2,118 and $1,748, respectively.

Income Taxes:    At March 31, 2010, the Company had recorded a liability for gross unrecognized tax benefits of $7,980 for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, therefore, these liabilities have not been included in the contractual obligations table.

16.   INCOME TAXES

Components of income (loss) before income taxes are as follows:

	Five Months Ended March 31,		Fiscal Year Ended October 31,
	2010	2009	2009	2008	2007
		(unaudited)	(as adjusted)	(as adjusted)	(as adjusted)
Domestic	$2,688	$(37,955)	$(78,825)	$15,339	$(101,093)
Foreign	(24,974)	(15,366)	(47,125)	92,416	(27,433)

Income (loss) from continuing operations before income taxes	$(22,286)	$(53,321)	$(125,950)	$107,755	$(128,526)

Provision for current and deferred income taxes consists of the following:

	Five Months Ended March 31,		Fiscal Year Ended October 31,
	2010	2009	2009	2008	2007
		(unaudited)	(as adjusted)	(as adjusted)	(as adjusted)
Current:
U.S. federal	$(4,566)	$(4,770)	$(3,870)	$1,524	$2,390
U.S. state and local	124	(707)	(779)	2,197	491
Foreign	5,404	2,954	6,475	11,887	8,804

Total current income taxes	962	(2,523)	1,826	15,608	11,685
Deferred:
U.S. federal	3,458	(1,395)	3,633	(2,079)	(1,886)
U.S. state and local	255	(78)	(40)	(9)	(161)
Foreign	(409)	(396)	(932)	(249)	305

Total deferred income taxes	3,304	(1,869)	2,661	(2,337)	(1,742)

Provision (benefit) for income taxes	$4,266	$(4,392)	$4,487	$13,271	$9,943

A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Five Months Ended March 31,		Fiscal Year Ended October 31,
	2010	2009	2009	2008	2007
		(unaudited)	(as adjusted)	(as adjusted)	(as adjusted)
U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%	35.0%	(35.0)%
Foreign tax rate differential	47.1%	16.2%	22.1%	(19.9)%	8.6%
State and local taxes, net of U.S. federal benefit	0.8%	(1.4)%	(1.9)%	1.9%	(0.5)%
Federal valuation allowance	(4.7)%	22.5%	23.9%	(8.8)%	27.9%
Convertible debt	4.4%	0.0%	0.0%	0.0%	0.0%
Other	6.5%	(10.5)%	(5.5)%	4.1%	6.9%

Effective tax rate	19.1%	(8.2)%	3.6%	12.3%	7.9%

The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

		October 31,
	March 31, 2010
		2009	2008
		(as adjusted)
Current deferred tax assets and (liabilities):
Sales returns and allowances (including bad debt)	$8,693	$8,473	$9,129
Inventory reserves	1,589	4,307	4,068
Deferred rent	2,006	2,097	2,423
Deferred revenue	3,011	747	13,520
Other	15,748	11,802	10,462
Capitalized software and depreciation	(34,122)	(49,726)	(33,685)

Total current deferred tax assets (liabilities)	(3,075)	(22,300)	5,917
Less: Valuation allowance	—	—	(4,468)

Net current deferred tax asset (liability)(a)	(3,075)	(22,300)	1,449
Non-current deferred tax assets:
Equity compensation	2,575	2,534	2,558
Domestic net operating loss carryforward	127,630	123,188	71,324
Foreign tax credit carryforward	6,986	6,599	5,947
Foreign net operating loss carryforwards	14,299	9,189	5,350
Intangible amortization	2,866	(432)	2,774
Capitalized software and depreciation	(14,066)	7,991	10,573

Total non-current deferred tax asset	140,290	149,069	98,526
Less: Valuation allowance	(141,231)	(130,024)	(99,837)

Net non-current deferred tax (liability) asset(b)	(941)	19,045	(1,311)

Deferred taxes, net	$(4,016)	$(3,255)	$138

(a)
Included in accrued expenses and other current liabilities as of March 31, 2010 and October 31, 2009, and prepaid expenses and other as of October 31, 2008.

(b)
Included in other long-term liabilities as of March 31, 2010 and October 31, 2008, and other assets as of October 31, 2009.

The valuation allowance is primarily attributable to net operating losses for which no benefit is provided due to uncertainty with respect to their realization. The net deferred tax liability is the result of deferred tax liabilities related to goodwill which cannot be used to offset deferred tax assets.

At March 31, 2010, we had domestic net operating loss carryforwards totaling $335,856, which will begin to expire in 2026. In addition, we had foreign net operating loss carryforwards of $94,258, of which $79,351 will begin to expire in 2016, $1,614 will expire in 2023, and the remainder may be carried forward indefinitely.

The total amount of undistributed earnings of foreign subsidiaries was approximately $172,700 at March 31, 2010, $209,200 at October 31, 2009 and $229,800 at October 31, 2008. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.

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

As of March 31, 2010, October 31, 2009 and 2008, we had gross unrecognized tax benefits, including interest and penalties, of $10,929, $24,637 and $26,399, respectively, all of which would affect our effective tax rate if realized.

The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Five Months Ended March 31,		Fiscal Year Ended October 31,
	2010	2009	2009	2008
		(unaudited)
Balance, beginning of period	$18,423	$18,412	$18,412	$18,960
Additions:
Current year tax positions	1,942	1,254	5,630	537
Prior year tax positions	—	1,079	3,316	2,256
Reduction of prior year tax positions	(4,350)	(2,329)	(4,013)	(2,759)
Settlements	(6,487)	(4,216)	(4,762)	(512)
Lapse of statute of limitations	—	—	—	(70)
Other, net	(333)	(1,018)	(160)	—

Balance, end of period	$9,195	$13,182	$18,423	$18,412

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the five months ended March 31, 2010 and 2009 and fiscal year ended October 31, 2009, we recognized a decrease in interest and penalties of approximately $4,480, $3,746 and $1,773, respectively. The gross amount of interest and penalties accrued as of March 31, 2010, October 31, 2009 and 2008 was approximately $1,734, $6,214 and $7,987, respectively.

We are generally no longer subject to audit for U.S. federal income tax returns for periods prior to the fiscal year ended October 31, 2007 and state income tax returns for periods prior to the fiscal year ended October 31, 2004. With some exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to our fiscal year ended October 31, 2005. U.S. federal taxing authorities have completed examinations of our income tax returns for fiscal years through October 31, 2006. Certain U.S. state taxing authorities are currently examining our income tax returns for fiscal years ending October 31, 2004 through October 31, 2006. In addition, tax authorities in certain non-U.S. jurisdictions are currently examining our tax returns. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances as to the possible outcomes.

17.   STOCK-BASED COMPENSATION

Our stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. For similar reasons, we also granted non-employee equity awards, which are subject to variable accounting, to ZelnickMedia in connection with their contract to provide executive management services to us. We began replacing stock option awards with restricted stock awards during the fiscal year ended October 31, 2007. We issue shares to employees on the date the restricted stock is granted and therefore shares granted have voting rights, participate in dividends and are considered issued and outstanding.

In April 2009, our stockholders approved our 2009 Stock Incentive Plan (the "2009 Plan"). The aggregate number of shares issuable under this plan is 6,409,000, representing 4,900,000 new shares available for grant approved by our stockholders and 1,509,000 shares allocated from the Incentive Stock Plan and 2002 Stock Option Plan (the "2002 Plan"). The 2009 Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock, deferred stock and other stock-based awards of our common stock to employees and non-employees. As of March 31, 2010, there were approximately 1,252,000 shares available for issuance under the 2009 Plan. In April 2010, our stockholders approved an amendment to the 2009 Plan to increase the available shares for issuance by 2,750,000.

In April 2008, our stockholders approved an increase to the number of shares available for grant under the Incentive Stock Plan from 4,500,000 to 6,500,000. The Incentive Stock Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock, deferred stock and other stock-based awards of our common stock to employees and non-employees. As of March 31, 2010, there were no shares available for issuance under the Incentive Stock Plan.

In June 2002, our stockholders approved our 2002 Plan, as previously adopted by our Board of Directors, pursuant to which officers, directors, employees and consultants may receive options to purchase shares of our common stock. The aggregate amount of shares issuable under the 2002 Plan is 11,000,000 shares. As of March 31, 2010, there were no shares available for issuance under the 2002 Plan.

In January 1997, our stockholders approved our 1997 Stock Option Plan, as amended, as previously adopted by our Board of Directors (the "1997 Plan"), pursuant to which officers, directors, employees and consultants may receive options to purchase up to an aggregate of 9,750,000 shares of our common stock. As of March 31, 2010, there were no shares of common stock available for issuance under the 1997 Plan.

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

The following table summarizes stock-based compensation expense resulting from stock options and restricted stock included in our Consolidated Statements of Operations:

	Five Months Ended March 31,		Fiscal Year Ended October 31,
	2010	2009	2009	2008	2007
		(unaudited)
Cost of goods sold	$2,152	$3,033	$6,094	$13,461	$3,216
Selling and marketing	1,492	722	2,551	2,370	1,232
General and administrative	4,908	4,708	14,119	19,678	7,080
Research and development	1,927	1,446	3,169	4,878	3,735
Business reorganization and related	—	—	—	—	2,066

Stock-based compensation expense	10,479	9,909	25,933	40,387	17,329
Capitalized stock-based compensation expense	4,617	2,509	11,413	8,215	9,983

Total stock-based compensation expense	$15,096	$12,418	$37,346	$48,602	$27,312

During the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009, 2008 and 2007, we recorded $1,588, $1,634, $6,502, $13,481 and $1,283, respectively, of stock-based compensation expense for non-employee awards, which was included in general and administrative expenses.

We capitalize and amortize stock-based compensation awards in accordance with our software development cost accounting policy.

Restricted Stock

Restricted stock awards granted to employees under our stock-based compensation plans generally vest over 3 years from the date of grant. Certain restricted stock awards granted to key officers, senior-level employees, and key employees vest based on market conditions, primarily related to the performance of the price of our common stock.

On June 13, 2008, pursuant to an amendment to our Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia that vest annually over a three year period and 900,000 shares of market-based restricted stock that vest over a four year period through 2012, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Industrial Index. For the five months ended March 31, 2010 and 2009, we recorded a benefit of $104 and $37, respectively and for the fiscal years ended October 31, 2009 and 2008, we recorded expenses of $2,534 and $2,227, respectively, of stock-based compensation (a component of general and administrative expenses) related to these grants of restricted stock.

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

The estimated value of market-based restricted stock awards granted to employees during the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009 and 2008 was $9.25 per share, $5.75 per share, $6.00 per share and $16.37 per share, respectively. Each reporting period, we remeasure the fair value of the unvested portion of the market-based restricted stock awards granted to ZelnickMedia during 2008. For the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009 and 2008 the estimated value of these awards was $2.58, $5.52, $4.67 and $9.38 per share, respectively. The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation method:

	Five Months Ended				Fiscal Year Ended
	March 31, 2010		March 31, 2009		October 31, 2009		October 31, 2008
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	1.6%	1.1%	1.0%	1.3%	1.2%	1.5%	3.1%	2.3%
Expected stock price volatility	57.2%	69.2%	60.2%	59.2%	60.8%	61.4%	51.8%	52.1%
Expected service period (years)	2.0	3.5	2.0	2.8	2.0	2.9	2.0	2.6
Dividends	None	None	None	None	None	None	None	None

The following table summarizes the activity in non-vested restricted stock awarded to employees and ZelnickMedia under our stock-based compensation plans:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock at October 31, 2009	5,320	$9.98
Granted	2,131	9.72
Vested	(1,115)	11.80
Forfeited	(75)	9.49

Non-vested restricted stock at March 31, 2010	6,261	$9.34

As of March 31, 2010, the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested restricted stock was approximately $48,617 and will be recognized as compensation expense on a straight-line basis over the remaining vesting period, or capitalized as software development costs.

Stock Options

As of March 31, 2010, October 31, 2009 and 2008, there were outstanding stock options granted under our stock-based compensation plans to purchase in the aggregate approximately 3,514,000, 3,803,000 and 4,347,000 shares of our common stock, respectively, vesting at various times from 2009 to 2010 and expiring at various times from 2009 to 2017. Options granted generally vest over a period of three to four years and expire within a period of five to ten years.

Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vest over 36 months and expire 10 years from the date of grant. Each month, we remeasure the fair value of the unvested portion of such options and record compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock impact compensation expense or benefit recognized from period to period. For the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009, 2008 and 2007 we recorded $1,692, $1,671, $3,968, $11,254 and $1,283 respectively, of stock-based compensation related to this option grant.

The following table summarizes the activity in stock options awarded to employees and ZelnickMedia under our stock-based compensation plans and also includes non-plan options:

			Fiscal Year Ended
	Five Months Ended March 31, 2010
			October 31, 2009		October 31, 2008		October 31, 2007
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,803	$18.45	4,347	$18.92	5,914	$19.72	5,802	$20.70
Granted	—	—	—	—	—	—	2,465	15.53
Exercised	—	—	(2)	10.42	(1,236)	21.00	(679)	15.39
Forfeited	(289)	21.89	(542)	22.24	(331)	19.36	(1,674)	18.70

Outstanding at end of period	3,514	$18.17	3,803	$18.45	4,347	$18.92	5,914	$19.72

Exercisable at period-end	3,183	$18.43	3,133	$19.08	2,588	$20.84	2,750	$22.06
Weighted average fair value of options granted during the period		$—		$—		$—		$11.45
Remaining weighted average contractual life of options exercisable (years)		4.3		4.1		3.8		2.2

The total estimated fair value of options vested during the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009, 2008 and 2007 was $1,928, $4,551, $7,848, $19,376 and $13,777, respectively.

The following summarizes information about stock options outstanding and exercisable at March 31, 2010 (options in thousands):

		Options Outstanding
					Options Exercisable
			Weighted Average Remaining Contractual Life
Exercise Price Ranges				Weighted Average Exercise Price		Weighted Average Exercise Price
		Number of Options Outstanding			Number of Options Exercisable
From	To
$10.42	$15.39	2,120	7.1	$14.56	1,840	$14.53
15.50	20.68	286	1.6	18.74	243	18.42
20.70	24.51	190	1.2	22.60	182	22.68
25.10	26.59	918	0.1	25.42	918	25.42

		3,514	5.0	18.17	3,183	18.43

As of March 31, 2010, there was no aggregate intrinsic value related to options outstanding or exercisable and the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested options was approximately $1,571, which will be recognized as compensation expense on a straight-line basis over the remaining vesting periods, or capitalized as software development costs. At March 31, 2010, the weighted average exercise price of stock options expected to vest was $15.65.

The fair value of our stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our common stock price, the current market price of our common stock, the risk-free interest rate and expected exercise term. The following table summarizes the weighted average assumptions used in the Black-Scholes option-pricing model to value outstanding stock options awarded to ZelnickMedia in 2007 and employee stock options, which were last granted in 2007:

	Five Months Ended March 31,		Fiscal Year Ended October 31,
	2010	2009	2009	2008	2007
Risk-free interest rate	3.6%	2.9%	3.2%	3.9%	4.7%
Expected stock price volatility	59.6%	71.8%	67.4%	58.8%	50.7%
Expected term until exercise (years)	7.7	8.7	8.4	9.4	3.5
Dividends	None	None	None	None	None

For the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009, 2008 and 2007, we estimated stock price volatility of all stock-based compensation awards using a combination of historical volatility and implied volatility for publicly traded options on our common stock. In addition, stock-based compensation expense is calculated based on the number of awards that are ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Our estimate of expected forfeitures is based on our historical annual forfeiture rate of 5%. The estimated forfeiture rate, which is evaluated at each balance sheet date throughout the life of the award, provides a time-based adjustment of forfeited shares. The estimated forfeiture rate is reassessed at each balance sheet date and may change based on new facts and circumstances.

18.   SEGMENT AND GEOGRAPHIC INFORMATION

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

Prior to the sale of the assets of our Jack of all Games third party distribution business, which closed in February 2010 (see Note 3), we managed our business primarily based on our publishing and distribution businesses. Accordingly, after the sale of the assets of our distribution business, the Company operates as a single reporting segment. As a result, the financial results of our distribution business have been classified as discontinued operations in our Consolidated Statements of Operations for all of the periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented.

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Five Months Ended March 31,		Fiscal Year Ended October 31,
Net revenue by geographic region:
	2010	2009	2009	2008	2007
		(unaudited)	(as adjusted)	(as adjusted)	(as adjusted)
United States	$236,792	$178,902	$405,142	$626,121	$412,523
Canada	26,415	13,110	34,535	69,383	40,603

North America	263,207	192,012	439,677	695,504	453,126
Continental Europe	37,021	55,924	154,101	296,030	136,920
United Kingdom	40,529	32,516	64,094	163,498	66,237
Asia Pacific and other	18,474	16,895	43,185	76,074	39,545

Total net revenue	$359,231	$297,347	$701,057	$1,231,106	$695,828

Net revenue by product platform was as follows:

	Five Months Ended March 31,		Fiscal Year Ended October 31,
Net revenue by product platform:	2010	2009	2009	2008	2007
		(unaudited)	(as adjusted)	(as adjusted)	(as adjusted)
Microsoft Xbox 360	$163,826	$96,166	$283,094	$487,013	$205,515
Sony PlayStation 3	87,019	41,039	113,117	413,131	66,156
Nintendo Wii	30,672	45,441	76,543	112,047	35,489
PC	30,916	43,200	78,936	41,085	93,538
Sony PSP	15,644	21,120	51,716	55,406	69,331
Sony PlayStation 2	16,016	23,044	48,898	94,388	179,097
Nintendo DS	12,935	26,366	45,823	22,748	5,870
Other	2,203	971	2,930	5,288	40,832

Total net revenue	$359,231	$297,347	$701,057	$1,231,106	$695,828

19.   INTEREST AND OTHER, NET

	Five Months Ended March 31,		Fiscal Year Ended October 31,
	2010	2009	2009	2008	2007
		(unaudited)	(as adjusted)	(as adjusted)	(as adjusted)
Interest income (expense), net	$(6,461)	$(2,488)	$(9,611)	$696	$1,547
Gain (loss) on sale and deconsolidation	(3,831)	—	—	396	(4,469)
Foreign exchange gain (loss)	(704)	4,194	4,289	(5,047)	2,259
Other	(356)	(35)	(449)	676	34

Interest and other, net	$(11,352)	$1,671	$(5,771)	$(3,279)	$(629)

During the five months ended March 31, 2010, we sold the shares of our wholly-owned Italian subsidiary for approximately $6,072 in cash and notes receivable resulting in a loss on sale of approximately $3,831. The disposition of our Italian subsidiary did not involve a significant amount of assets or materially impact our operating results.

During the fiscal year ended October 31, 2007, we sold substantially all of the assets, primarily inventory and accounts receivable, of our wholly-owned Joytech video game accessories subsidiary, formerly a component of our publishing business, to Mad Catz Interactive, Inc. for approximately $3,575 in cash and notes receivable resulting in a loss on sale of $3,080. The disposition of Joytech did not involve a significant amount of assets or materially impact our operating results.

Also, during the fiscal year ended October 31, 2007, we recognized a loss of $1,389 when we deconsolidated the net assets of Blue Castle Games, Inc. ("Blue Castle"), which was previously accounted for, in accordance with Variable Interest Entity guidance, as a wholly-owned subsidiary and considered to be a variable interest entity. We are no longer considered to be the primary beneficiary of Blue Castle's future profits or losses.

20.   SUPPLEMENTARY FINANCIAL INFORMATION

The following table provides details of our valuation and qualifying accounts:

		Additions
	Beginning Balance	Revenue Reduction(1)	Charged to Costs and Expenses	Deductions	Other	Ending Balance
Five Months Ended March 31, 2010
Valuation allowance for deferred income taxes	$130,024		11,207			$141,231

Sales returns, price protection and other allowances	$35,330	$63,914	$1,032	$(27,132)	$(1,380)	$71,764
Allowance for doubtful accounts	1,861	—	(1,010)	—	(80)	771

Total accounts receivable allowances	$37,191	$63,914	$22	$(27,132)	$(1,460)	$72,535

Five Months Ended March 31, 2009 (unaudited)
Valuation allowance for deferred income taxes	$104,305	—	11,872	—	—	$116,177

Sales returns, price protection and other allowances	$54,718	$46,911	$1,257	$(61,353)	$(1,665)	$39,868
Allowance for doubtful accounts	4,044	—	1,860		(26)	5,878

Total accounts receivable allowances	$58,762	$46,911	$3,117	$(61,353)	$(1,691)	$45,746

Fiscal Year ended October 31, 2009 (as adjusted)
Valuation allowance for deferred income taxes	$104,305	—	25,719	—	—	$130,024

Sales returns, price protection and other allowances	$54,718	$67,199	$3,328	$(89,621)	$(294)	$35,330
Allowance for doubtful accounts	4,044	—	1,988	(4,819)	648	1,861

Total accounts receivable allowances	$58,762	$67,199	$5,316	$(94,440)	$354	$37,191

Fiscal Year ended October 31, 2008 (as adjusted)
Valuation allowance for deferred income taxes	$123,616	—	—	(19,311)	—	$104,305

Sales returns, price protection and other allowances	$50,567	$79,911	$333	$(72,592)	$(3,501)	$54,718
Allowance for doubtful accounts	1,619	—	2,979	(507)	(47)	4,044

Total accounts receivable allowances	$52,186	$79,911	$3,312	$(73,099)	$(3,548)	$58,762

Fiscal Year ended October 31, 2007 (as adjusted)
Valuation allowance for deferred income taxes	$82,994	—	40,622	—	—	$123,616

Sales returns, price protection and other allowances	$79,554	$79,068	$1,772	$(111,688)	$1,861	$50,567
Allowance for doubtful accounts	2,317	—	(484)	(232)	18	1,619

Total accounts receivable allowances	$81,871	$79,068	$1,288	$(111,920)	$1,879	$52,186

(1)
Includes price concessions of $53,237, $41,444, $49,354, $41,852 and $48,241; returns of $10,653, $3,305, $12,592, $25,206 and $26,660; and other sales allowances including rebates, discounts and cooperative advertising of $24, $2,162, $5,253, $12,853 and $4,167 for the five months ended March 31, 2010 and 2009 and fiscal years ended October 31, 2009, 2008 and 2007, respectively.

21.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth quarterly supplementary data for the Transition Period and each of the years in the two-year period ended October 31, 2009:

	Three Months Ended January 31, 2010	Two Months Ended March 31, 2010
Transition Period
Net revenue	$163,238	$195,993
Product costs	53,079	61,799
Software development costs and royalties	37,330	35,522
Internal royalties	2,118	3,956
Licenses	7,831	20,761

Cost of goods sold	100,358	122,038

Gross profit	62,880	73,955

Selling and marketing	41,094	31,308
General and administrative	28,695	14,771
Research and development	15,455	9,824
Depreciation and amortization	4,159	2,463

Total operating expenses	89,403	58,366

Income (loss) from operations	(26,523)	15,589
Interest and other, net	(4,813)	(6,539)

Income (loss) from continuing operations before income taxes	(31,336)	9,050

Provision for income taxes	2,486	1,780

Income (loss) from continuing operations	(33,822)	7,270
Income (loss) from discontinued operations, net of taxes	(52)	(2,198)

Net income (loss)	$(33,874)	$5,072

Earnings (loss) per share:
Continuing operations	$(0.43)	$0.09
Discontinued operations	—	(0.03)

Basic earnings (loss) per share	$(0.43)	$0.06

Continuing operations	$(0.43)	$0.09
Discontinued operations	—	(0.03)

Diluted earnings (loss) per share	$(0.43)	$0.06

	Quarter
Fiscal Year Ended October 31, 2009 (as adjusted)	First	Second	Third	Fourth(1)
Net revenue	$149,351	$174,250	$94,929	$282,527
Product costs	51,762	57,270	42,580	84,900
Software development costs and royalties	23,302	28,012	17,156	47,490
Internal royalties	20,472	9,659	368	27,725
Licenses	7,181	14,936	16,835	17,928

Cost of goods sold	102,717	109,877	76,939	178,043

Gross profit	46,634	64,373	17,990	104,484

Selling and marketing	38,671	29,572	23,686	50,033
General and administrative	38,455	29,897	28,794	33,230
Research and development	20,943	14,759	13,886	14,160
Depreciation and amortization	4,782	4,497	4,218	4,077

Total operating expenses	102,851	78,725	70,584	101,500

Income (loss) from operations	(56,217)	(14,352)	(52,594)	2,984
Interest and other, net	2,388	(1,513)	(4,160)	(2,486)

Income (loss) from continuing operations before income taxes	(53,829)	(15,865)	(56,754)	498

Provision (benefit) for income taxes	19	(5,454)	1,563	8,359

Income (loss) from continuing operations	(53,848)	(10,411)	(58,317)	(7,861)
Income (loss) from discontinued operations, net of taxes	3,460	331	1,852	(15,660)

Net income (loss)	$(50,388)	$(10,080)	$(56,465)	$(23,521)

Earnings (loss) per share:
Continuing operations	$(0.71)	$(0.13)	$(0.75)	$(0.10)
Discontinued operations	0.05	—	0.02	(0.20)

Basic earnings (loss) per share	$(0.66)	$(0.13)	$(0.73)	$(0.30)

Continuing operations	$(0.71)	$(0.13)	$(0.75)	$(0.10)
Discontinued operations	0.05	—	0.02	(0.20)

Diluted earnings (loss) per share	$(0.66)	$(0.13)	$(0.73)	$(0.30)

	Quarter
Fiscal Year Ended October 31, 2008 (as adjusted)	First	Second	Third	Fourth(1)
Net revenue	$123,050	$484,283	$380,594	$243,179
Product costs	42,805	134,140	104,279	73,779
Software development costs and royalties	22,713	57,688	45,721	43,276
Internal royalties	6,145	52,653	51,971	18,003
Licenses	8,998	22,875	7,602	17,071

Cost of goods sold	80,661	267,356	209,573	152,129

Gross profit	42,389	216,927	171,021	91,050

Selling and marketing	29,140	42,601	39,936	42,719
General and administrative	32,071	46,553	44,213	43,391
Research and development	15,810	14,828	17,239	16,052
Business reorganization and related	162	944	1,771	1,601
Depreciation and amortization	4,977	6,219	5,062	5,064

Total operating expenses	82,160	111,145	108,221	108,827

Income (loss) from operations	(39,771)	105,782	62,800	(17,777)
Interest and other, net	1,437	(1,810)	(456)	(2,450)

Income (loss) from continuing operations before income taxes	(38,334)	103,972	62,344	(20,227)

Provision (benefit) for income taxes	2,857	4,694	8,988	(3,268)

Income (loss) from continuing operations	(41,191)	99,278	53,356	(16,959)
Income (loss) from discontinued operations, net of taxes	3,194	(1,056)	(1,530)	2,005

Net income (loss)	$(37,997)	$98,222	$51,826	$(14,954)

Earnings (loss) per share:
Continuing operations	$(0.56)	$1.29	$0.68	$(0.22)
Discontinued operations	0.04	(0.01)	(0.02)	0.02

Basic earnings (loss) per share	$(0.52)	$1.28	$0.66	$(0.20)

Continuing operations	$(0.56)	$1.28	$0.68	$(0.22)
Discontinued operations	0.04	(0.01)	(0.02)	0.02

Diluted earnings (loss) per share	$(0.52)	$1.27	$0.66	$(0.20)

(1)
In the fourth quarter of the fiscal year ended October 31, 2009, the Company recorded non-cash income tax expense for the cumulative impact of deferred tax liabilities associated with tax deductible amortization of goodwill.

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
December 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ BEN FEDER Ben Feder	Chief Executive Officer (Principal Executive Officer)	December 17, 2010
/s/ LAINIE GOLDSTEIN Lainie Goldstein	Chief Financial Officer (Principal Financial and Accounting Officer)	December 17, 2010
/s/ STRAUSS ZELNICK Strauss Zelnick	Chairman of the Board of Directors	December 17, 2010
/s/ MICHAEL DORNEMANN Michael Dornemann	Lead Independent Director	December 17, 2010
/s/ ROBERT A. BOWMAN Robert A. Bowman	Director	December 17, 2010
/s/ SUNGHWAN CHO SungHwan Cho	Director	December 17, 2010
/s/ BRETT ICAHN Brett Icahn	Director	December 17, 2010
/s/ J MOSES J Moses	Director	December 17, 2010
/s/ JAMES L. NELSON James L. Nelson	Director	December 17, 2010
/s/ MICHAEL SHERESKY Michael Sheresky	Director	December 17, 2010