Form 10-Q
period 2010-12-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2011-02-09
CIK 946581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
OR
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

As of February 2, 2011, there were 85,529,946 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2010	March 31, 2010	October 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$297,118	$145,838	$102,083
Accounts receivable, net of allowances of $64,157, $72,535 and $37,191 at December 31, 2010, March 31, 2010 and October 31, 2009, respectively	83,845	74,135	181,065
Inventory	28,592	24,479	26,687
Software development costs and licenses	154,763	114,608	167,341
Prepaid taxes and taxes receivable	8,468	8,654	8,814
Prepaid expenses and other	45,508	51,704	47,473
Assets of discontinued operations	-	7,182	95,104

Total current assets	618,294	426,600	628,567

Fixed assets, net	21,326	23,571	27,049
Software development costs and licenses, net of current portion	93,898	139,340	75,521
Goodwill	219,259	216,289	220,881
Other intangibles, net	19,142	22,729	23,224
Other assets	4,680	10,747	31,886

Total assets	$976,599	$839,276	$1,007,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,852	$45,913	$114,379
Accrued expenses and other current liabilities	167,498	134,449	172,784
Deferred revenue	10,412	11,944	6,334
Liabilites of discontinued operations	3,799	17,561	60,796

Total current liabilities	230,561	209,867	354,293

Long-term debt	105,305	99,865	97,063
Income taxes payable	9,466	7,980	10,146
Deferred income taxes, net	9,059	941	-
Liabilites of discontinued operations, net of current portion	3,118	-	-

Total liabilities	357,509	318,653	461,502

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	-	-	-
Common stock, $.01 par value, 150,000 shares authorized; 84,612, 83,977 and 81,925 shares issued and outstanding at December 31, 2010, March 31, 2010 and October 31, 2009, respectively	846	840	819
Additional paid-in capital	698,554	674,477	658,794
Accumulated deficit	(80,469)	(150,981)	(122,179)
Accumulated other comprehensive income (loss)	159	(3,713)	8,192

Total stockholders' equity	619,090	520,623	545,626

Total liabilities and stockholders' equity	$976,599	$839,276	$1,007,128

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net revenue	$334,259	$360,364	$954,621	$529,724
Cost of goods sold	188,650	203,738	569,338	344,492

Gross profit	145,609	156,626	385,283	185,232
Selling and marketing	47,861	61,966	144,268	114,449
General and administrative	27,492	30,395	80,314	91,457
Research and development	18,073	15,663	52,328	43,559
Depreciation and amortization	3,501	4,140	11,271	12,591

Total operating expenses	96,927	112,164	288,181	262,056

Income (loss) from operations	48,682	44,462	97,102	(76,824)
Interest and other, net	(4,013)	(3,631)	(10,395)	(10,243)

Income (loss) from continuing operations before income taxes	44,669	40,831	86,707	(87,067)

Provision for income taxes	3,849	1,481	10,487	11,309

Income (loss) from continuing operations	40,820	39,350	76,220	(98,376)
Income (loss) from discontinued operations, net of taxes	39	(1,430)	(5,708)	(14,775)

Net income (loss)	$40,859	$37,920	$70,512	$(113,151)

Earnings (loss) per share:
Continuing operations	$0.47	$0.47	$0.89	$(1.27)
Discontinued operations	-	(0.02)	(0.07)	(0.19)

Basic earnings (loss) per share	$0.47	$0.45	$0.82	$(1.46)

Continuing operations	$0.45	$0.44	$0.88	$(1.27)
Discontinued operations	-	(0.01)	(0.06)	(0.19)

Diluted earnings (loss) per share	$0.45	$0.43	$0.82	$(1.46)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Two Months Ended September 30,
	2010	2009
Net revenue	$194,381	$50,621
Cost of goods sold	107,773	39,544

Gross profit	86,608	11,077
Selling and marketing	38,575	20,400
General and administrative	18,069	21,626
Research and development	11,290	9,446
Depreciation and amortization	2,543	2,746

Total operating expenses	70,477	54,218

Income (loss) from operations	16,131	(43,141)
Interest and other, net	(700)	(1,637)

Income (loss) from continuing operations before income taxes	15,431	(44,778)

Provision for income taxes	2,494	6,519

Income (loss) from continuing operations	12,937	(51,297)
Loss from discontinued operations, net of taxes	(398)	(14,789)

Net income (loss)	$12,539	$(66,086)

Earnings (loss) per share:
Continuing operations	$0.15	$(0.66)
Discontinued operations	-	(0.19)

Basic earnings (loss) per share	$0.15	$(0.85)

Continuing operations	$0.15	$(0.66)
Discontinued operations	-	(0.19)

Diluted earnings (loss) per share	$0.15	$(0.85)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended December 31,
	2010	2009
Operating activities:
Net income (loss)	$70,512	$(113,151)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and impairment of software development costs and licenses	123,345	68,323
Depreciation and amortization	11,271	12,591
Loss from discontinued operations	5,708	14,775
Amortization and impairment of intellectual property	2,796	89
Stock-based compensation	23,630	20,931
Deferred income taxes	1,491	8,503
Amortization of discount on Convertible Notes	5,440	3,758
Amortization of debt issuance costs	939	823
Other, net	(525)	769
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	(9,710)	(27,418)
Inventory	(4,113)	5,034
Software development costs and licenses	(118,961)	(133,147)
Prepaid expenses, other current and other non-current assets	11,987	(11,035)
Deferred revenue	(1,532)	(17,397)
Accounts payable, accrued expenses, income taxes payable and other liabilities	42,063	25,917
Net cash used in discontinued operations	(9,170)	(22,256)

Net cash provided by (used in) operating activities	155,171	(162,891)

Investing activities:
Purchase of fixed assets	(8,246)	(9,578)
Cash received from sale of business	3,075	-
Payments in connection with business combinations, net of cash acquired	(1,000)	(5,813)

Net cash used in investing activities	(6,171)	(15,391)

Financing activities:
Proceeds from exercise of employee stock options	104	18
Net payments on line of credit	-	(70,000)
Proceeds from issuance of Convertible Notes	-	138,000
Purchase of convertible note hedges	-	(43,592)
Issuance of warrants to purchase common stock	-	26,342
Payment of debt issuance costs	-	(4,984)

Net cash provided by financing activities	104	45,784

Effects of exchange rates on cash and cash equivalents	2,176	6,303

Net increase (decrease) in cash and cash equivalents	151,280	(126,195)
Cash and cash equivalents, beginning of year	145,838	204,138

Cash and cash equivalents, end of period	$297,118	$77,943

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

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

Sony	Microsoft	Nintendo	Apple
PlayStation®3	Xbox 360®	Wii™	iPhone®
PlayStation®2		DS™	iPod® touch
PSP® (PlayStation®Portable)			iPad™

We also develop and publish software titles for the PC and for digital distribution.

Basis of Presentation

On October 25, 2010, the Company's Board of Directors approved a change in the Company's fiscal year end from October 31 to March 31, as reported in the Company's Current Report on Form 8-K filed on October 25, 2010. As required by the Securities Exchange Act of 1934, the Company filed a Transition Report on Form 10-KT on December 20, 2010 covering the period from, and including the financial information for, the five-month period from November 1, 2009 to March 31, 2010 (the "Transition Period"). As a result of the change in the Company's fiscal year-end, the last quarterly report on Form 10-Q was for the three and nine months ended July 31, 2010 and 2009. This quarterly report on Form 10-Q for the three and nine months ended December 31, 2010 also includes financial information for the two months ended September 30, 2010 and 2009.

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and reflect all normal and recurring adjustments necessary for fair presentation of our financial position, results of operations and cash flows. All material inter-company accounts and transactions have been eliminated in consolidation. The preparation of these Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. We adhere to the same accounting policies in preparation of interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Transition Report on Form 10-KT for the five months ended March 31, 2010.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation for comparative purposes. As discussed in Note 2, the Company has reclassified certain prior year amounts for adjustments related to our discontinued operations.

Discontinued Operations

In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America. The financial results of our distribution business have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for all of the periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets for all periods presented. See Note 2 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to Unaudited Condensed Consolidated Financial Statements relate to the Company's continuing operations.

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2010, March 31, 2010 and October 31, 2009 we had $19,803, $14,667 and $9,235, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets because its use was restricted.

The estimated fair value of the Company's Convertible Notes (defined in Note 9) is $121,704 as of December 31, 2010. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies. From time to time, we use forward exchange contracts to mitigate foreign currency risk associated with foreign currency assets and liabilities consisting primarily of cash balances and certain non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. We do not designate foreign currency forward contracts as hedging instruments and accordingly, we mark to market our foreign currency forward contracts each period and any gains and losses are recognized in net income (loss). At December 31, 2010, we had forward contracts outstanding to purchase $44,281 of U.S. dollars in exchange for foreign currencies with maturities of less than one year. The fair value of our foreign currency forward contracts was immaterial as of December 31, 2010. At March 31, 2010, we had forward contracts outstanding to purchase $19,200 of foreign currency in exchange for U.S. dollars and to purchase $17,600 of U.S. dollars in exchange for foreign currencies with maturities of less than one year. At October 31, 2009, we had forward contracts outstanding to purchase $30,400 of foreign currency in exchange for U.S. dollars with a maturity of less than one year. For the three months ended December 31, 2010 and 2009, respectively, we recorded $501 and $151, respectively, of losses related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the nine months ended December 31, 2010, we recorded $5,722 of losses and for the nine months ended December 31, 2009, we recorded $160 of gains related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the two months ended September 30, 2010 and 2009, respectively, we recorded $3,117 and $491, respectively, of losses related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements

Amendments to Variable Interest Entity Guidance

On April 1, 2010, the Company adopted new guidance which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of this new guidance did not have any impact on our consolidated financial position, cash flows or results of operations.

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

 2.    DISCONTINUED OPERATIONS

In February 2010, we completed the sale of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America, for approximately $44,000, including $37,250 in cash, subject to purchase price adjustments, and up to an additional $6,750 subject to the achievement of certain items. The sale has allowed us to focus our resources on our publishing operations. The financial results of our distribution business have been classified as discontinued operations in our Condensed Consolidated Statements of Operations for all of the periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets for all periods presented.

The following is a summary of the results of the discontinued operations:

	Three Months Ended December 31,		Nine Months Ended December 31,		Two Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Net revenue	$-	$134,691	$-	$224,403	$-	$28,399

Loss before income taxes	$(61)	$(1,655)	$(5,486)	$(16,304)	$(348)	$(15,825)
Loss on sale	-	-	274	-	-	-
Provision (benefit) for income taxes	(100)	(225)	(52)	(1,529)	50	(1,036)

Net income (loss)	$39	$(1,430)	$(5,708)	$(14,775)	$(398)	$(14,789)

The results for the nine months ended December 31, 2010 include an expense of $4,791 related to a liability for a lease assumption without economic benefit less estimates of sublease income. The lease matures on September 30, 2014.

The following is a summary of the assets and liabilities of discontinued operations as of December 31, 2010, March 31, 2010 and October 31, 2009:

	December 31, 2010	March 31, 2010	October 31, 2009
Assets of discontinued operations:
Current:
Accounts receivable, net of allowances	$-	$-	$26,115
Inventory	-	5,515	67,309
Prepaid expenses and other	-	1,667	1,337
Fixed assets, net	-	-	343

Total assets of discontinued operations	$-	$7,182	$95,104

Liabilities of discontinued operations:
Current:
Accounts payable	$262	$14,218	$58,597
Accrued expenses and other current liabilities	3,537	3,343	2,199

Total current liabilities	3,799	17,561	60,796
Long-term:
Other non-current liabilities	3,118	-	-

Total liabilities of discontinued operations	$6,917	$17,561	$60,796

 3.    MANAGEMENT AGREEMENT

In March 2007, we entered into a management services agreement (the "Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman. In addition, we entered into employment agreements with Ben Feder and Karl Slatoff to serve as our Chief Executive Officer and Executive Vice President, respectively. Both Mr. Feder and Mr. Slatoff are partners of ZelnickMedia. Effective October 25, 2010, Mr. Slatoff was named to the newly created role of Chief Operating Officer. Effective January 1, 2011, Mr. Feder resigned from his position as Chief Executive Officer of the Company and Mr. Zelnick took on the additional role of Chief Executive Officer. The Management Agreement expires in October 2012 and provides for an annual management fee of $2,500 and a maximum bonus of $2,500 per fiscal year based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services under the Management Agreement, we recorded consulting expense (a component of general and administrative expenses) of $1,042 and $833 for the three months ended December 31, 2010 and 2009, respectively, $4,062 and $2,083 for the nine months ended December 31, 2010 and 2009, respectively, and $834 and $417 for the two months ended September 30, 2010 and 2009, respectively.

Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vested over 36 months and expire 10 years from the date of grant. Each month, we remeasured the fair value of the unvested portion of such options and record compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock impacted compensation expense or benefit recognized from period to period. We recorded stock-based compensation related to this option grant of $1,177 for the three months ended December 31, 2009 and $1,565 and $3,092 for the nine months ended December 31, 2010 and 2009, respectively. For the two months ended September 30, 2010 and 2009, we recorded $301 and $692, respectively, of stock-based compensation related to this option grant.

In addition, on June 13, 2008, pursuant to an amendment to our Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia that vest annually over a three year period and 900,000 shares of market-based restricted stock that vest over a four year period through 2012, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Industrial Index measured annually on a cumulative basis. For the three months ended December 31, 2010 and 2009, we recorded an expense of $351 and a benefit of $457, respectively, of stock-based compensation (a component of general and administrative expenses) related to these grants of restricted stock. For the nine months ended December 31, 2010 and 2009, we recorded expenses of $736 and $1,819, respectively, of stock-based compensation related to these grants of restricted stock. For the two months ended September 30, 2010 and 2009, we recorded expenses of $90 and $1,439, respectively, of stock-based compensation related to these grants of restricted stock.

4.    FAIR VALUE MEASUREMENTS

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

	December 31, 2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds	$116,062	$116,062	$-	$-
Bank-time deposits	$6,977	$6,977	$-	$-

5.    COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,		Two Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Net income (loss)	$40,859	$37,920	$70,512	$(113,151)	$12,539	$(66,086)
Foreign currency translation adjustment	(3,210)	(3,055)	3,872	26,413	7,930	1,338

Comprehensive income (loss)	37,649	34,865	74,384	(86,738)	20,469	(64,748)

6.    INVENTORY

Inventory balances by category are as follows:

	December 31, 2010	March 31, 2010	October 31, 2009
Finished products	$24,175	$21,155	$20,288
Parts and supplies	4,417	3,324	6,399

Inventory	$28,592	$24,479	$26,687

Estimated product returns included in inventory at December 31, 2010, March 31, 2010 and October 31, 2009 were $1,366, $2,394 and $2,971, respectively.

7.    SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our capitalized software development costs and licenses are as follows:

	December 31, 2010		March 31, 2010		October 31, 2009
	Current	Non-current	Current	Non-current	Current	Non-current
Software development costs, internally developed	$77,221	$73,454	$111,631	$71,691	$123,018	$46,574
Software development costs, externally developed	75,847	19,357	2,237	66,073	42,306	27,202
Licenses	1,695	1,087	740	1,576	2,017	1,745

Software development costs and licenses	$154,763	$93,898	$114,608	$139,340	$167,341	$75,521

Software development costs and licenses as of December 31, 2010, March 31, 2010 and October 31, 2009 included $231,427, $238,553 and $212,939, respectively, related to titles that have not been released.

8.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2010	March 31, 2010	October 31, 2009
Software development royalties	$57,967	$39,143	$55,151
Licenses	27,885	24,971	13,202
Compensation and benefits	23,759	17,783	16,749
Income tax payable and deferred tax liability	16,813	14,592	41,669
Marketing and promotions	17,346	9,934	11,038
Rent and deferred rent obligations	6,101	5,474	5,767
Professional fees	5,496	2,684	6,153
Deferred consideration for acquisitions	-	-	1,103
Other	12,131	19,868	21,952

Accrued expenses and other current liabilities	$167,498	$134,449	$172,784

9.    LONG-TERM DEBT

Credit Agreement

In July 2007, we entered into a credit agreement (the "Credit Agreement") which provides for borrowings of up to $140,000 and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at December 31, 2010), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at December 31, 2010), with the margin rate subject to the achievement of certain average liquidity levels. We had no outstanding borrowings at December 31, 2010, March 31, 2010 and October 31, 2009. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75%.

Information related to availability on our Credit Agreement is as follows:

	December 31, 2010	March 31, 2010	October 31, 2009
Available borrowings	$92,013	$96,115	$88,137
Outstanding letters of credit	$1,664	$8,164	$11,560

We recorded interest expense and fees related to the Credit Agreement of $443 and $569 for the three months ended December 31, 2010 and 2009, respectively, and $1,340 and $2,214 for the nine months ended December 31, 2010 and 2009, respectively. We recorded interest expense and fees related to the Credit Agreement of $292 and $336 for the two months ended September 30, 2010 and 2009, respectively. As of December 31, 2010, we were in compliance with all covenants and requirements in the Credit Agreement.

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

The indenture governing the Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the Convertible Notes will automatically become due and payable immediately. As of December 31, 2010, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

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

A portion of the net proceeds from the Convertible Notes offering was used to pay the net cost of the convertible note hedge transactions (after such cost was partially offset by proceeds from the sale of the warrants). We recorded approximately $3,410 of banking, legal and accounting fees related to the issuance of the Convertible Notes which were capitalized as debt issuance costs and will be amortized to interest and other, net over the term of the Convertible Notes.

The following table provides additional information related to our Convertible Notes:

	December 31, 2010	March 31, 2010	October 31, 2009
Principal amount of Convertible Notes	$138,000	$138,000	$138,000
Unamortized discount of the liability component	32,695	38,135	40,937

Net carrying amount of Convertible Notes	$105,305	$99,865	$97,063

Carrying amount of debt issuance costs	$2,331	$2,843	$3,127

The following table provides the components of interest expense related to our Convertible Notes:

	Three Months Ended December 31,		Nine Months Ended December 31,		Two Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Cash interest expense (coupon interest expense)	$1,509	$1,509	$4,494	$3,521	$1,006	$1,006
Non-cash amortization of discount on Convertible Notes	1,872	1,645	5,440	3,758	1,215	1,068
Amortization of debt issuance costs	171	171	512	397	114	114

Total interest expense related to Convertible Notes	$3,552	$3,325	$10,446	$7,676	$2,335	$2,188

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

Securities Class Action—Grand Theft Auto: San Andreas and Option Backdating.    In February and March 2006, four purported class action complaints were filed against us and certain of our then current and former officers and directors in the United States District Court for the Southern District of New York (the "SDNY Court"). The actions were consolidated, and in April 2007 the lead plaintiffs filed a consolidated second amended complaint which contained allegations related to purported "hidden content" contained in Grand Theft Auto: San Andreas and the backdating of stock options, including the investigation thereof conducted by the Special Litigation Committee of the Board of Directors and the restatement of our financial statements relating thereto. This complaint was filed against us, our former Chief Executive Officer, our former Chief Financial Officer, our former Chairman of the Board, our Rockstar Games subsidiary, and one officer and one former officer of our Rockstar Games subsidiary. The lead plaintiffs sought unspecified compensatory damages and costs including attorneys' fees and expenses. In April 2008, the Court dismissed, with leave to amend, all claims as to all defendants relating to Grand Theft Auto: San Andreas and certain claims as to our former CEO, former CFO and certain former director defendants relating to the backdating of stock options. In September 2008, the lead plaintiff filed a third amended consolidated complaint seeking to reinstate these claims, which we opposed. On August 31, 2009, we entered into a memorandum of understanding with the lead plaintiffs to comprehensively settle all claims asserted by them against us, our Rockstar Games subsidiary and all of the current and former officers and directors named in the actions. On June 29, 2010, the SDNY Court granted preliminary approval of the settlement. In accordance with the terms of the settlement, $20,115 was placed into an escrow fund for the benefit of class members. Our insurance carriers contributed $15,315 of this payment, and the Company contributed $4,800, which had previously been accrued for in our financial statements. In addition to the payment to the settlement fund, we will also supplement the substantial changes that we have already implemented in our corporate governance policies and practices with certain additional changes. On October 12, 2010, the Court gave its final approval to the settlement, and subsequently issued its Final Judgment and Order of Dismissal on October 19, 2010. No appeal of the Court's Judgment was filed by the deadline of November 18, 2010. Neither we, our subsidiary nor any of the individuals admit any wrongdoing as part of the proposed settlement agreement.

Wilamowsky v. Take-Two et al.    On September 29, 2010, an individual claiming to be a shareholder of Take-Two and a potential member of the class on whose benefit the Securities Class Action described above was brought, filed a Complaint in the SDNY Court against the Company, and its former Chief Executive Officer and three former directors. Wilamowsky, who requested exclusion from the Securities Class Action settlement, alleged that he sold short shares of Take-Two stock during the class period. As a result of the same misstatements that were alleged in the Securities Class Action to have maintained the Company's stock price at artificially high levels, Wilamowsky claims he was forced to cover his short sales with purchases of Take-Two stock at prices that were higher than the true value of those shares. Wilamowsky's Complaint alleges against all defendants violations of §10(b) of the Exchange Act and Rule 10b-5, breaches of fiduciary duty and unjust enrichment. In addition, the Complaint alleges violations §20(a) of the Exchange Act against our former Chief Executive Officer.

On November 17, 2010, the Company and the individual defendants sought leave to file motions to dismiss all of Wilamowsky's claims, in accordance with the presiding judge's individual rules. A pre-motion hearing to address defendants' request was held on December 14, 2010, at which the requested leave was granted, and on January 14, 2011 defendants filed their motions. We believe Wilamowsky's claims are without merit and intend to defend against them vigorously.

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

We intend to vigorously defend all of the above pending matters.

11.    EARNINGS (LOSS) PER SHARE ("EPS")

The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,		Two Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Computation of Basic Earnings (Loss) Per Share:
Net income (loss)	$40,859	$37,920	$70,512	$(113,151)	$12,539	$(66,086)
Less: net income allocated to participating securities	(2,641)	(2,424)	(4,787)	-	(845)	-

Net income (loss) for basic EPS calculation	$38,218	$35,496	$65,725	$(113,151)	$11,694	$(66,086)

Total weighted average shares outstanding—basic	86,321	83,517	85,783	77,562	85,557	77,537
Less: weighted average participating shares outstanding	(5,578)	(5,338)	(5,824)	-	(5,763)	-

Weighted average common shares outstanding—basic	80,743	78,179	79,959	77,562	79,794	77,537

Basic earnings (loss) per common share	$0.47	$0.45	$0.82	$(1.46)	$0.15	$(0.85)

Computation of Diluted Earnings (Loss) Per Share:
Net income (loss)	$40,859	$37,920	$70,512	$(113,151)	$12,539	$(66,086)
Less: net income allocated to participating securities	(2,641)	(2,424)	(4,787)	-	(845)	-
Add: interest expense, net of tax, on Convertible Notes	3,552	3,325	10,446	-	-	-

Net income (loss) for diluted EPS calculation	$41,770	$38,821	$76,171	$(113,151)	$11,694	$(66,086)

Weighted average common shares outstanding—basic	80,743	78,179	79,959	77,562	79,794	77,537
Add: dilutive effect of common stock equivalents	12,939	12,943	12,938	-	-	-

Weighted average common shares outstanding—diluted	93,682	91,122	92,897	77,562	79,794	77,537

Diluted earnings (loss) per common share	$0.45	$0.43	$0.82	$(1.46)	$0.15	$(0.85)

The Company incurred a net loss for the nine months ended December 31, 2009 and the two months ended September 30, 2009; therefore, the basic and diluted weighted average shares outstanding exclude the impact of unvested share-based awards that are considered participating restricted stock and all common stock equivalents because their impact would be antidilutive.

Our unvested restricted stock rights (including restricted stock units, time-based and market-based restricted stock awards) are considered participating restricted stock since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted stock rights from the numerator and excludes the dilutive impact of those awards from the denominator. For the nine months ended December 31, 2009 and the two months ended September 30, 2009, we had 6,549,000 and 5,340,000, respectively, of unvested share-based awards that are considered participating restricted stock which are excluded due to the net loss for those periods.

The Company defines common stock equivalents as unexercised stock options, common stock equivalents underlying the Convertible Notes (see Note 9) and warrants outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which are assessed for their impact on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator. For the nine months ended December 31, 2009, and the two months ended September 30, 2010 and 2009, the assumed conversion of 12,927,000 shares underlying our Convertible Notes was antidilutive; therefore the shares were excluded from the computation of diluted EPS.

In connection with the issuance of our Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 9) which were excluded from the calculation of diluted EPS because their impact is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our Convertible Notes, the Company entered into warrant transactions (see Note 9). For the three and nine months ended December 31, 2010 and 2009, and the two months ended September 30, 2010 and 2009, the Company excluded the warrants outstanding from its diluted EPS because the warrants' strike price of $14.945 was greater than the average market price of our common stock.

Other common stock equivalents excluded from the diluted EPS calculation were unexercised stock option awards of approximately 2,386,000 for the three and nine months ended December 31, 2010 and approximately 3,755,000 for the three and nine months ended December 31, 2009 because their effect would have been antidilutive for those periods. For the two months ended September 30, 2010 and 2009, unexercised stock option awards of approximately 2,425,000 and 3,810,000, respectively, were excluded from the diluted EPS calculation because their effect would have been antidilutive.

For the nine months ended December 31, 2010, we issued approximately 339,000 shares, respectively, of common stock in connection with restricted stock awards. During the three and nine months ended December 31, 2010, we canceled 1,000 and 65,000 shares, respectively, of unvested restricted stock awards.

12.    SEGMENT AND GEOGRAPHIC INFORMATION

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

Prior to the sale of the assets of our Jack of all Games third party distribution business, which closed in February 2010 (see Note 2), we managed our business primarily based on our publishing and distribution businesses. Accordingly, after the sale of the assets of our distribution business, the Company operates as a single reporting segment. As a result, the financial results of our distribution business have been classified as discontinued operations in our Condensed Consolidated Statements of Operations for all of the periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets for all periods presented.

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,		Two Months Ended September 30,
Net revenue by geographic region:	2010	2009	2010	2009	2010	2009
United States	$209,835	$222,808	$513,815	$313,356	$82,044	$27,152
Canada	16,258	17,250	48,696	30,336	11,910	7,554

North America	226,093	240,058	562,511	343,692	93,954	34,706
Continental Europe	48,056	58,598	192,333	95,597	54,657	8,700
United Kingdom	30,866	41,945	128,879	59,342	33,134	4,932
Asia Pacific and other	29,244	19,763	70,898	31,093	12,636	2,283

Total net revenue	$334,259	$360,364	$954,621	$529,724	$194,381	$50,621

Net revenue by product platform was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,		Two Months Ended September 30,
Net revenue by product platform:	2010	2009	2010	2009	2010	2009
Microsoft Xbox 360	$126,190	$162,842	$371,496	$213,965	$58,584	$12,091
Sony PlayStation 3	124,467	63,163	384,510	85,124	69,452	6,970
Nintendo Wii	25,517	55,868	43,838	84,592	9,959	10,596
PC	29,156	27,556	93,578	50,673	43,391	7,636
Sony PSP	7,779	17,063	16,393	31,826	3,364	4,232
Sony PlayStation 2	8,326	10,345	16,315	27,282	2,902	3,976
Nintendo DS	11,847	22,476	25,260	34,413	5,715	4,569
Other	977	1,051	3,231	1,849	1,014	551

Total net revenue	$334,259	$360,364	$954,621	$529,724	$194,381	$50,621

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained herein, in the Company's Transition Report on Form 10-KT for the five month transition period ended March 31, 2010, in the section entitled "Risk Factors," and the Company's other periodic filings with the SEC. All forward-looking statements are qualified by these cautionary statements and apply only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and footnotes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A included in our annual consolidated financial statements and the notes thereto, included in our Transition Report on Form 10-KT for the five month transition period ended March 31, 2010.

Overview

Our Business

We are a global publisher and developer of interactive entertainment software. Our business consists of our wholly-owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. We develop, publish, market and sell software titles for gaming and entertainment hardware platforms including: Sony's PlayStation®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems; Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") video game and entertainment system; Nintendo's Wii™ ("Wii") and DS™ ("DS") systems; the PC; and Apple's iPhone® ("iPhone"), iPod® touch ("iPod touch") and iPad™("iPad"). We also selectively develop and publish titles for digital distribution via Sony's PlayStation®Network ("PSN") and Microsoft's Xbox LIVE® Marketplace ("Xbox LIVE") and Xbox LIVE® Arcade ("XBLA"), as well as digitally offer our PC titles through online download stores and services such as Steam. The global installed base for the prior generation of platforms, including PS2 and DS ("prior generation platforms") is substantial. The release of the PS3, Xbox 360, and Wii platforms ("current generation platforms") has further expanded the video game software market. We are continuing to increase the number of titles released on the current generation platforms while also developing titles for certain prior generation platforms such as PS2 and DS given their significant installed base, as long as it is economically attractive to do so. We have pursued a strategy of capitalizing on the widespread and growing popularity of interactive entertainment, including innovative action, adventure, racing, role-playing, sports and strategy games that appeal to the expanding demographic of video game players.

We endeavor to be the most creative, innovative and efficient company in our industry. Our strategy is to capitalize on the interactive entertainment market, particularly the expanding demographics of video game players, and focus on creating successful franchises and premium quality games for which we can create sequels. We develop the majority of our products internally and own the intellectual property associated with most of our titles, which we believe best positions us financially and competitively. We have established a leading portfolio of proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, racing, role-playing, sports and strategy. We believe that our commitment to creativity and innovation is a distinguishing strength, allowing us to differentiate many of our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands that match the variety of consumer demographics we aspire to serve, ranging from adults to children and game enthusiasts to casual gamers.

Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third parties for our benefit. Operating margins are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. We have internal development studios located in Australia, Canada, China, Czech Republic, the United Kingdom, and the United States.

We expect that Rockstar Games ("Rockstar"), our wholly-owned publisher of the hit Grand Theft Auto and Midnight Club franchises, will continue to be a leader in the action product category and create groundbreaking entertainment both by leveraging its existing franchises and developing new brands. Software titles published by our Rockstar label are primarily internally developed. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series. In addition, Rockstar continues to expand on its established franchises by releasing sequels as well as offering downloadable episodes and content. In May 2010, Rockstar released the commercially successful and critically acclaimed Red Dead Redemption for Xbox 360 and PS3, which received near-perfect review scores and garnered numerous industry awards, including Game of the Year in the 2010 Video Game Awards. Rockstar supported the title post-launch with a series of popular downloadable content packs, including Red Dead Redemption Undead Nightmare, which was also released as a standalone disc at retail. In the fall of 2010, Rockstar released several titles that expanded its Grand Theft Auto franchise, including Grand Theft Auto: Chinatown Wars HD for iPad, Grand Theft Auto IV: Complete for Xbox 360 and PS3, and Grand Theft Auto Trilogy for Mac. Rockstar is also well known for developing brands in other genres, including the Bully, Manhunt and Max Payne franchises.

2K Games has published a variety of popular interactive entertainment titles across multiple genres and platforms and we expect 2K Games to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. In August 2010, 2K Games released Mafia® II, a sequel to Mafia, for PS3, Xbox 360 and PC. The title was supported with a series of downloadable content packs throughout the balance of calendar 2010. 2K Games also expanded the Sid Meier's Civilization series in September 2010 with the release of Sid Meier's Civilization® V for the PC, as well as the subsequent releases of several downloadable content packs for the title. 2K Games expects to further expand upon the Civilization franchise by introducing Civilization World™ for the Facebook platform. 2K Games has also published titles that were externally developed on its behalf, such as The Darkness™, The Elder Scrolls IV: Oblivion® and Borderlands™, which has become a key franchise for 2K Games since its launch in October 2009.

Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K and NHL 2K, provides annual revenue streams since they are generally published on a yearly basis. We develop most of our 2K Sports software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series, NHL 2K series, and our Top Spin tennis series. 2K Sports has secured long-term, third party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media. In addition, 2K Sports has secured licensing agreements with the National Basketball Association ("NBA") and the National Hockey League ("NHL"). In October 2010, 2K Sports released NBA® 2K11 for PS3, PS2, PSP, Xbox 360, Wii and PC, which achieved critical and commercial success. NBA 2K is the top-rated and top-selling basketball simulation franchise through November 2010 according to Gamerankings.com and The NPD Group estimates of U.S. retail video game sales.

2K Sports also has expansion initiatives in the rapidly growing Asia-Pacific markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. In 2009, 2K Sports secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia. At the same time, 2K Sports announced a partnership with Tencent Holdings Limited, one of China's leading online game operators, to co-develop and distribute NBA 2K Online in China.

2K Play focuses on developing and publishing titles for the casual and family-friendly games market. 2K Play titles are developed by both internal development studios and third party developers. Internally developed titles include Carnival Games®, Birthday Party Bash and Ringling Bros. and Barnum & Bailey™. 2K Play also has a partnership with Nickelodeon to publish video games based on its top rated Nick Jr. titles, such as Dora the Explorer; Go, Diego, Go!; Ni Hao, Kai-lan and The Backyardigans. In August 2010, 2K Play expanded its Carnival Games franchise by releasing Carnival Games for the iPhone and iPod touch, as well as New Carnival Games® for Wii and DS in September 2010. In November 2010, 2K Play released its first title in the popular fitness category, Nickelodeon Fit, which featured the network's popular characters engaging in exercise activities designed exclusively for children on the Wii. We expect family-oriented gaming to continue to be a component of our business in the future.

Discontinued operations

In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America. The financial results of this business, which were previously reported as our distribution business, have been classified as discontinued operations in our Condensed Consolidated Statements of Operations for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets for all periods presented. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

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

Economic Environment and Retailer Performance.    We continue to monitor the adverse changes in economic conditions which have had unfavorable impacts on our business, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. The unfavorable economic environment has impacted several of our customers, and is expected to continue to do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Our business is also negatively impacted by the actions of certain of our large customers, who sell used copies of our games, which we believe reduces demand for new copies of our games. We have begun to offer downloadable episodes for certain of our titles, which require the user to have a copy of the original game. While this may serve to reduce some used game sales, we expect sales of used games to continue to impact our business.

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

Product Releases

We have recently released the following key titles through December 31, 2010:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Mafia® II	2K Games	Internal	PS3, Xbox 360, PC	August 24, 2010
NHL® 2K11	2K Sports	Internal	Wii, iPhone, iPod touch	August 24, 2010
New Carnival Games®	2K Play	Internal	Wii, DS	September 21, 2010
Sid Meier's Civilization® V	2K Games	Internal	PC	September 21, 2010
NBA® 2K11	2K Sports	Internal	PS3, PS2, PSP, Xbox 360, Wii, PC	October 5, 2010
Red Dead Redemption Undead Nightmare	Rockstar Games	Internal	PS3, Xbox 360	October 14, 2010
Grand Theft Auto IV: Complete	Rockstar Games	Internal	PS3, Xbox 360	October 26, 2010
Nickelodeon Fit	2K Play	External	Wii	November 10, 2010

Product Pipeline

We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Actual/Expected Release Date
Major League Baseball 2K11	2K Sports	Internal	PS3, PS2, PSP, Xbox 360, Wii, PC	March 8, 2011
Top Spin 4	2K Sports	Internal	PS3, Xbox 360, Wii	March 15, 2011
Duke Nukem Forever	2K Games	External	PS3, Xbox 360, PC	May 3, 2011
L.A. Noire	Rockstar Games	External	PS3, Xbox 360	May 17, 2011
The Darkness II	2K Games	External	PS3, Xbox 360, PC	Calendar year 2011
Spec Ops: The Line	2K Games	External	PS3, Xbox 360, PC	Fiscal year 2012
XCOM®	2K Games	Internal	Xbox 360, PC	Fiscal year 2012
BioShock® Infinite	2K Games	Internal	PS3, Xbox 360, PC	Calendar year 2012
Max Payne 3	Rockstar Games	Internal	PS3, Xbox 360, PC	To be announced

Critical Accounting Policies and Estimates

Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition; allowances for returns, price concessions and other allowances; capitalization and recognition of software development costs and licenses; fair value estimates including inventory obsolescence, valuation of goodwill, intangible assets and long-lived assets; valuation and recognition of stock-based compensation; and income taxes. In-depth descriptions of these can be found in our Transition Report on Form 10-KT for the five month transition period ended March 31, 2010.

Recently Issued Accounting Pronouncements

Amendments to Variable Interest Entity Guidance

On April 1, 2010, the Company adopted new guidance which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of this new guidance did not have any impact on our consolidated financial position, cash flows or results of operations.

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

Note on Climate Change

In February 2010, the SEC released its Commission Guidance Regarding Disclosure Related to Climate Change, calling on public companies to consider the potential impacts of global climate change-related regulation, international accords, and physical effects, including any indirect consequences of such. There are presently a number of current and proposed regulatory initiatives, both domestically and globally, that are geared towards limiting and scaling back the emission of greenhouse gases ("GHG"s), which certain scientists have linked to global climate change. While we do not anticipate any material adverse effects in the future based on the nature of our operations and the current or draft forms of such laws, there is no assurance that such existing or future laws will not indirectly impact our operations through, for example, increased energy, manufacturing or distribution costs. Further, the U.S. Environmental Protection Agency has found that global climate change could increase the severity and perhaps the frequency of extreme weather events. Although we do not anticipate that such would have a material adverse effect on our financial condition or operating results, increased severe weather patterns could result in indirect consequences such as the disruption or impairment of certain of our product distribution channels.

Results of Operations

Consolidated operating results, net revenue by geographic region and net revenue by platform as a percentage of net revenue are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.4%	56.5%	59.6%	65.0%

Gross profit	43.6%	43.5%	40.4%	35.0%

Selling and marketing	14.3%	17.2%	15.1%	21.6%
General and administrative	8.2%	8.4%	8.4%	17.3%
Research and development	5.4%	4.3%	5.5%	8.2%
Depreciation and amortization	1.0%	1.2%	1.2%	2.4%

Total operating expenses	28.9%	31.1%	30.2%	49.5%

Income (loss) from operations	14.7%	12.4%	10.2%	(14.5)%
Interest and other, net	(1.2)%	(1.0)%	(1.1)%	(1.9)%

Income (loss) from continuing operations before income taxes	13.5%	11.4%	9.1%	(16.4)%

Provision for income taxes	1.2%	0.4%	1.1%	2.1%

Income (loss) from continuing operations	12.3%	11.0%	8.0%	(18.5)%
Income (loss) from discontinued operations, net of taxes	0.0%	(0.4)%	(0.6)%	(2.8)%

Net income (loss)	12.3%	10.6%	7.4%	(21.3)%

New revenue by geographic region:
United States and Canada	67.6%	66.6%	58.9%	64.9%
Europe, Asia Pacific and Other	32.4%	33.4%	41.1%	35.1%
Net revenue by platform:
Console	85.1%	81.1%	85.5%	77.6%
Handheld	5.9%	11.0%	4.4%	12.5%
PC	8.7%	7.6%	9.8%	9.6%
Other	0.3%	0.3%	0.3%	0.3%

Three Months Ended December 31, 2010 Compared to December 31, 2009

(thousands of dollars)	2010	%	2009	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$334,259	100.0%	$360,364	100.0%	$(26,105)	(7.2)%
Product costs	98,067	29.3%	97,360	27.0%	707	0.7%
Software development costs and royalties(1)	40,276	12.0%	61,721	17.1%	(21,445)	(34.7)%
Internal royalties	22,001	6.6%	29,400	8.2%	(7,399)	(25.2)%
Licenses	28,306	8.5%	15,257	4.2%	13,049	85.5%

Cost of goods sold	188,650	56.4%	203,738	56.5%	(15,088)	(7.4)%

Gross profit	$145,609	43.6%	$156,626	43.5%	$(11,017)	(7.0)%

(1)
Includes $1,793 and $3,541 of stock-based compensation expense in 2010 and 2009, respectively.

Net revenue decreased $26.1 million for the three months ended December 31, 2010 as compared to the same period in 2009, primarily due to a decrease in sales of our Grand Theft Auto franchise of approximately $90 million and the release of Borderlands in October 2009. Partially offsetting the decrease in net revenue were the release of Red Dead Redemption in May 2010 and higher sales of NBA 2K11 for the three months ended December 31, 2010 compared to NBA 2K10 in the same period in the prior year.

Net revenue on current generation consoles accounted for approximately 82.6% of our total net revenue for the three months ended December 31, 2010 as compared to 78.2% for the same period in 2009. The increase is primarily due to the October 2009 release of Grand Theft Auto: Chinatown Wars on the PSP, a handheld product. PC sales increased to approximately 8.7% of our total net revenue for the three months ended December 31, 2010 as compared to 7.6% for the same period in 2009 primarily due to the September 2010 release of Sid Meier's Civilization® V. Handheld sales decreased to 5.9% of our total net revenue for the three months ended December 31, 2010 as compared to 11.0% for the same period in 2009, primarily due to the October 2009 release of Grand Theft Auto: Chinatown Wars on the PSP.

Gross profit as a percentage of net revenue was in line overall for the three months ended December 31, 2010 as compared to the same period in 2009. Software development costs and royalties decreased as a percentage of net revenue for the three months ended December 31, 2010 as we incurred higher royalty costs primarily associated with the October 2009 release of Borderlands, which was externally developed. Licenses increased as a percentage of net revenue for the three months ended December 31, 2010 as we incurred higher license costs primarily associated with product mix and higher sales of NBA 2K11 for the three months ended December 31, 2010 as compared to NBA 2K10 in the same period in 2009.

Revenue earned outside of North America decreased to $108.2 million (32.4%) for the three months ended December 31, 2010 as compared to $120.3 million (33.4%) in the same period in 2009. The decrease in revenue earned outside of North America was primarily due to a decrease in sales of our Grand Theft Auto franchise and the release of Borderlands in October 2009 partially offset by the release of Red Dead Redemption in May 2010. Foreign exchange decreased net revenue by approximately $3.0 million but had no impact on gross profit for the three months ended December 31, 2010 as compared to the same period in 2009.

Operating Expenses

(thousands of dollars)	2010	% of net revenue	2009	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)

Selling and marketing	$47,861	14.3%	$61,966	17.2%	$(14,105)	(22.8)%
General and administrative	27,492	8.2%	30,395	8.4%	(2,903)	(9.6)%
Research and development	18,073	5.4%	15,663	4.3%	2,410	15.4%
Depreciation and amortization	3,501	1.0%	4,140	1.1%	(639)	(15.4)%

Total operating expenses(1)	$96,927	28.9%	$112,164	31.0%	$(15,237)	(13.6)%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2010	2009
Selling and marketing	$1,141	$576
General and administrative	$1,982	$2,808
Research and development	$1,000	$1,217

Foreign currency exchange rates had an insignificant impact on total operating expenses for the three months ended December 31, 2010 as compared to the same period in 2009.

Selling and marketing

Selling and marketing expenses decreased $14.1 million for the three months ended December 31, 2010, as compared to the same period in the prior year primarily due to advertising expenses incurred for the October 2009 release of Borderlands and the Grand Theft Auto franchise partially offset by higher advertising expenses related to the NBA 2K franchise and Red Dead Redemption.

General and administrative

General and administrative expenses decreased $2.9 million for the three months ended December 31, 2010 as compared to the same period in the prior year primarily due to a decrease in professional fees and settlement costs, reflecting a reduced number of legal and regulatory matters, and reduced salary expense as a result of cost cutting initiatives.

General and administrative expenses for the three months ended December 31, 2010 and 2009 include occupancy expense (primarily rent, utilities and office expenses) of $3.6 million for both periods related to our development studios.

Research and development

Research and development expenses increased $2.4 million for the three months ended December 31, 2010 as compared to the same period in the prior year primarily due to lower payroll capitalization rates at our development studios due to the transition of efforts being refocused to new projects following the May 2010 release of Red Dead Redemption.

Interest and other, net

Interest and other, net was an expense of $4.0 million for the three months ended December 31, 2010, as compared to $3.6 million for the three months ended December 31, 2009, primarily due to higher exchange losses in our foreign subsidiaries.

Provision for income taxes

For the three months ended December 31, 2010, income tax expense was $3.8 million, compared to income tax expense of $1.5 million in the same period of 2009. The variance in tax expense is primarily attributable to benefits realized in 2009 resulting from the conclusion of foreign tax audits.

Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances and changes in gross unrecognized tax benefits during the periods

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Discontinued operations

Income (loss) from discontinued operations, net of income tax, reflects the results of our former distribution business for which net assets were sold in February 2010. For the three months ended December 31, 2009, the net loss was $1.4 million when we were still actively engaged in the business.

Net income and earnings per share

For the three months ended December 31, 2010, our net income was $40.9 million, as compared to net income of $37.9 million in the same period in the prior year. Earnings per share for the three months ended December 31, 2010 was $0.47 for basic and $0.45 for diluted earnings compared to $0.45 for basic and $0.43 for diluted earnings for the three months ended December 31, 2009. Weighted average shares outstanding increased compared to the prior year period primarily due to the vesting of restricted stock over the last twelve months.

Nine Months Ended December 31, 2010 Compared to December 31, 2009

(thousands of dollars)	2010	%	2009	%	Increase/ (decrease)	% Increase/ (decrease)

Net revenue	$954,621	100.0%	$529,724	100.0%	$424,897	80.2%
Product costs	266,170	27.9%	174,255	32.9%	91,915	52.7%
Software development costs and royalties(1)	148,906	15.6%	95,196	17.9%	53,710	56.4%
Internal royalties	105,266	11.0%	30,917	5.8%	74,349	240.5%
Licenses	48,996	5.2%	44,124	8.3%	4,872	11.0%

Cost of goods sold	569,338	59.6%	344,492	65.0%	224,846	65.3%

Gross profit	$385,283	40.4%	$185,232	35.0%	$200,051	108.0%

(1)
Includes $9,801 and $5,237 of stock-based compensation expense in 2010 and 2009, respectively.

Net revenue increased $424.9 million for the nine months ended December 31, 2010 as compared to the same period in the prior year, primarily due to the releases of Red Dead Redemption in May 2010 and Mafia II in August 2010 and higher sales of NBA 2K11 for the three months ended December 31, 2010 as compared to NBA 2K10 in the same period in the prior year. Partially offsetting the increases in net revenue was a decrease in sales of our Grand Theft Auto franchise of approximately $58 million and the release of Borderlands in October 2009.

Net revenue on current generation consoles accounted for approximately 83.8% of our total net revenue for the nine months ended December 31, 2010, as compared to 72.4% for the same period in the prior year. The increase is primarily due to releases of Red Dead Redemption in May 2010 and

Mafia II in August 2010 and higher sales of NBA 2K11 for the nine months ended December 31, 2010 as compared to NBA 2K10 in the same period in the prior year. PC sales increased to approximately 9.8% of our total net revenue for the nine months ended December 31, 2010 as compared to 9.6% for the same period in the prior year, primarily due to the September 2010 release of Sid Meier's Civilization® V. Handheld sales decreased to 4.4% of our total net revenue for the nine months ended December 31, 2010 as compared to 12.5% for the same period in the prior year primarily due to the October 2009 release of Grand Theft Auto: Chinatown Wars on the PSP and the March 2009 release of Grand Theft Auto: Chinatown Wars on the Nintendo DS as well as the impact of the increased net revenue on current generation consoles for the nine months ended December 31, 2010 mentioned above.

Gross profit as a percentage of net revenue increased for the nine months ended December 31, 2010 as compared to the same period in the prior year primarily due to improved pricing mix resulting from the release of Red Dead Redemption in May 2010, partially offset by higher internal royalty expense, which was primarily due to increased income generated from Red Dead Redemption.

Revenue earned outside of North America accounted for approximately $392.1 million (41.1%) for the nine months ended December 31, 2010 as compared to $186.0 million (35.1%) in the same period in the prior year. The increase was primarily due to the global release of Red Dead Redemption in May 2010. Foreign exchange decreased net revenue and gross profit by approximately $16.2 million and $6.4 million, respectively, for the nine months ended December 31, 2010 as compared to the same period in 2009.

Operating Expenses

(thousands of dollars)	2010	% of net revenue	2009	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)

Selling and marketing	$144,268	15.1%	$114,449	21.6%	$29,819	26.1%
General and administrative	80,314	8.4%	91,457	17.3%	(11,143)	(12.2)%
Research and development	52,328	5.5%	43,559	8.2%	8,769	20.1%
Depreciation and amortization	11,271	1.2%	12,591	2.4%	(1,320)	(10.5)%

Total operating expenses(1)	$288,181	30.2%	$262,056	49.5%	$26,125	10.0%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2010	2009
Selling and marketing	$3,445	$2,205
General and administrative	$7,411	$10,785
Research and development	$2,973	$2,704

Foreign currency exchange rates favorably impacted total operating expenses by approximately $0.5 million in the nine months ended December 31, 2010 as compared to the same period of 2009.

Selling and marketing

Selling and marketing expenses increased $29.8 million for the nine months ended December 31, 2010, as compared to the same period in the prior year primarily due to higher advertising expenses related to Red Dead Redemption and Mafia II partially offset by lower advertising expenses incurred for the October 2009 release of Borderlands and the Grand Theft Auto franchise.

General and administrative

General and administrative expenses decreased $11.1 million for the nine months ended December 31, 2010, as compared to the same period in the prior year primarily due to a decrease in professional fees and settlement costs, reflecting a reduced number of legal and regulatory matters, and reduced salary expense as a result of cost cutting initiatives. The decrease was partially offset by higher performance-based incentive compensation as a result of the Company's improved performance.

General and administrative expenses for the nine months ended December 31, 2010 and 2009 include occupancy expense (primarily rent, utilities and office expenses) of $10.7 million and $11.1 million, respectively, related to our development studios.

Research and development

Research and development expenses increased $8.8 million for the nine months ended December 31, 2010, as compared to the same period in 2009 primarily due to lower payroll capitalization rates at our development studios due to the transition of efforts being refocused to new projects following the May 2010 release of Red Dead Redemption and an increase in production expenses.

Interest and other, net

Interest and other, net was an expense of $10.4 million for the nine months ended December 31, 2010 as compared to an expense of $10.2 million for the nine months ended December 31, 2009. The variance in interest and other, net is primarily due to higher average debt and interest rates for the nine months ended December 31, 2010 offset by increased exchange gains in our foreign subsidiaries.

Provision for income taxes

For the nine months ended December 31, 2010, income tax expense was $10.5 million, compared to income tax expense of $11.3 million for the same period in 2009. The higher tax expense in 2009 was primarily attributable to a cumulative charge to increase our valuation allowance as a result of a deferred tax liability related to goodwill which could not offset our deferred tax assets. The increase in tax expense in 2010 is primarily attributable to the increase in taxable earnings in certain foreign jurisdictions.

Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances and changes in gross unrecognized tax benefits during the periods

For the nine months ended December 31, 2010, gross unrecognized tax benefits increased by $1.5 million, which primarily related to an increase in uncertain tax positions in foreign jurisdictions and an increase in interest and penalties of $0.5 million. We generally are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended October 31, 2007 and state income tax returns for periods prior to fiscal year ended October 31, 2004. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended October 31, 2005. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Discontinued operations

Income (loss) from discontinued operations, net of income tax, reflects the results of our former distribution business for which net assets were sold in February 2010. For the nine months ended December 31, 2010, the net loss was $5.7 million as compared to net loss of $14.8 million for the same period last year. The loss in 2010 is primarily due to costs associated with a liability for a lease assumption without economic benefit less estimates of sublease income. The loss for the nine months ended December 31, 2009 reflected our active involvement in the distribution business at that time and is primarily due to the impairment of goodwill and intangible assets, net of income tax.

Net income (loss) and earnings (loss) per share

For the nine months ended December 31, 2010, our net income was $70.5 million, as compared to a net loss of $113.2 million in the same period in the prior year. Earnings per share for the nine months ended December 31, 2010 was $0.82 compared to a net loss per share of $1.46 for the nine months ended December 31, 2009. Total weighted average shares outstanding for the nine months ended December 31, 2010 increased compared to the prior year period primarily due to the dilutive impact of our Convertible Notes, the inclusion of participating restricted stock for the nine months ended December 31, 2010, and the vesting of restricted stock over the last twelve months.

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our credit agreement and our Convertible Notes to satisfy our working capital needs.

In February 2010, we completed the sale to Synnex of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America for approximately $44.0 million, including $37.3 million in cash, subject to purchase price adjustments, and up to an additional $6.7 million, subject to the achievement of certain items. As of December 31, 2010, we had recorded a liability of discontinued operations for $4.2 million related to a lease assumption which matures on September 30, 2014.

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

At any time on or after June 5, 2012, the Company may redeem all of the outstanding Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide notice of redemption to holders of the Convertible Notes exceeds 150% of the conversion price in effect on each such trading day. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date. The indenture governing the Convertible Notes contains customary terms and covenants and events of default. As of December 31, 2010, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

In July 2007, we entered into a credit agreement which provides for borrowings of up to $140.0 million and is secured by substantially all of our assets and the equity of our subsidiaries (the "Credit Agreement"). The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at December 31, 2010, March 31, 2010 and October 31, 2009), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at December 31, 2010, March 31, 2010 and October 31, 2009). We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75%, based on amounts borrowed.

Availability under the Credit Agreement is restricted by our domestic and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

As of December 31, 2010 there were no outstanding borrowings and $92.0 million was available to borrow. We had $1.7 million of letters of credit outstanding at December 31, 2010.

The Credit Agreement substantially limits us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30.0 million (including available borrowings under the credit facility), based on a 30-day average. As of December 31, 2010, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 45.0% and 54.3% of net revenue for the nine months ended

December 31, 2010 and 2009, respectively. As of December 31, 2010, March 31, 2010 and October 31, 2009, amounts due from our five largest customers comprised approximately 61.5%, 65.7% and 59.7% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 56.0%, 56.1% and 50.3% of such balance at December 31, 2010, March 31, 2010 and October 31, 2009, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may impact our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. There were no material agreements requiring known cash commitments entered into during the nine months ended December 31, 2010 that were not previously reported in Part II, Item 7 of our Transition Report on Form 10-KT for the fiscal year ended March 31, 2010.

We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

Our cash and cash equivalents increased by $151.3 million for the nine months ended December 31, 2010 as follows:

	Nine Months Ended December 31,
(thousands of dollars)	2010	2009

Cash provided by (used in) operating activities	$155,171	$(162,891)
Cash used in investing activities	(6,171)	(15,391)
Cash provided by financing activities	104	45,784
Effects of exchange rates on cash and cash equivalents	2,176	6,303

Net increase (decrease) in cash and cash equivalents	$151,280	$(126,195)

At December 31, 2010 we had $297.1 million of cash and cash equivalents, compared to $145.8 million at March 31, 2010. Our increase in cash and cash equivalents from March 31, 2010 was primarily due to cash income generated from our strong triple-A titles this year.

Cash and cash equivalents were favorably impacted by $2.2 million during the nine months ended December 31, 2010 as a result of foreign currency exchange movements.

Off-Balance Sheet Arrangements

As of December 31, 2010, March 31, 2010 and October 31, 2009, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any off-balance sheet arrangements and are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia, and Asia. For the three months ended December 31, 2010 and 2009, approximately

37.2% and 38.2%, respectively, of our net revenue was earned outside of the United States. For the nine months ended December 31, 2010 and 2009, approximately 46.2% and 40.8%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Fluctuations in Quarterly Operating Results and Seasonality

We have experienced fluctuations in quarterly operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our titles are also seasonal, with higher shipments typically occurring in the fourth calendar quarter (our third fiscal quarter) as a result of increased demand for titles during the holiday season. Quarterly comparisons of operating results are not necessarily indicative of future operating results.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at December 31, 2010), or (b) 3.25% to 3.75% above the LIBOR rate with a minimum 4.00% LIBOR Rate (7.25% at December 31, 2010), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The Convertible Notes pay interest semi-annually at a fixed rate of 4.375% per annum and we expect that there will be no fluctuation related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 9 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the nine months ended December 31, 2010, our foreign currency translation gain adjustment was approximately $3.9 million. We recognized a foreign exchange transaction gain in interest and other, net on our Condensed Consolidated Statements of Operations for the nine months ended December 31, 2010 of $0.5 million and a foreign exchange transaction loss for the nine months ended December 31, 2009 of $0.7 million.

We use forward foreign exchange contracts to mitigate foreign currency risk related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. At December 31, 2010, we had forward contracts outstanding to purchase $44,281 of U.S. dollars in exchange for foreign currencies with maturities of less than one year. For the three months ended December 31, 2010 and 2009, respectively, we recorded $501 and $151, respectively, of losses related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the nine months ended December 31, 2010, we recorded $5,722 of losses and for the nine months ended December 31, 2009, we recorded $160 of gains related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations.

For the nine months ended December 31, 2010, 46.2% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.6%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.6%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, financial condition, results of operations or cash flows. Except as noted below, there were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our Transition Report on Form 10-KT for the transition period ended March 31, 2010. In addition to the matters reported in our Transition Report on Form 10-KT for the transition period ended March 31, 2010, we are, or may become, involved in routine litigation in the ordinary course of business which we do not believe to be material to our business, financial condition, results of operations or cash flows.

Wilamowsky v. Take-Two et al.    As described above in Note 10 of Part I, on September 29, 2010, an individual claiming to be a shareholder of Take-Two and a potential member of the class on whose benefit the Securities Class Action described above was brought, filed a Complaint in the United States District Court for the Southern District of New York against the Company, and its former Chief Executive Officer and three former directors. Wilamowsky, who requested exclusion from the Securities Class Action settlement, alleged that he sold short shares of Take-Two stock during the class period. As a result of the same misstatements that were alleged in the Securities Class Action to have maintained the Company's stock price at artificially high levels, Wilamowsky claims he was forced to cover his short sales with purchases of Take-Two stock at prices that were higher than the true value of those shares. Wilamowsky's Complaint alleges against all defendants violations of §10(b) of the Exchange Act and Rule 10b-5, breaches of fiduciary duty and unjust enrichment. In addition, the Complaint alleges violations §20(a) of the Exchange Act against our former Chief Executive Officer. On November 17, 2010, the Company and the individual defendants sought leave to file motions to dismiss all of Wilamowsky's claims, in accordance with the presiding judge's individual rules. A pre-motion hearing to address defendants' request was held on December 14, 2010, at which the requested leave was granted, and on January 14, 2011 defendants filed their motions. We believe Wilamowsky's claims are without merit and intend to defend against them vigorously.

Item 1A.    Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Transition Report on Form 10-KT for the transition period ended March 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In September 2010, we issued 192,826 shares of our common stock as additional consideration in connection with our acquisition of substantially all of the assets of Illusion Softworks, a.s., the developer of the Mafia video game franchise, to one of the sellers of the business. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

Item 6.    Exhibits

Exhibits:
3(ii)	Amendment dated November 12, 2010 to the Company's Amended and Restated Bylaws, filed as Exhibit 3(ii) to the Company's Current Report on Form 8-K on November 18, 2010 and incorporated herein by reference.
10.1
First Amendment to Employment Agreement, dated October 25, 2010, by and between the Company and Lainie Goldstein, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on October 25, 2010 and incorporated herein by reference.†
10.2
First Amendment to Employment Agreement, dated October 25, 2010, by and between the Company and Seth Krauss, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on October 25, 2010 and incorporated herein by reference.†
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2010, March 31, 2010 and October 31, 2009, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Operations for the two months ended September 30, 2010 and September 30, 2009, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and December 31, 2009; and (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: February 9, 2011	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2011	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial Officer (Principal Financial Officer)