Form 10-K
period 2011-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2011-05-25
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $844,769,000.

As of May 23, 2011, there were 86,678,915 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

EXPLANATORY NOTE

On October 25, 2010, the Board of Directors of Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) approved a change in the Company's fiscal year end from October 31 to March 31, as reported in the Company's Current Report on Form 8-K filed on October 25, 2010. As required by the Securities Exchange Act of 1934, the Company filed a Transition Report on Form 10-KT on December 20, 2010 covering the period from, and including the financial information for, the five-month period from November 1, 2009 to March 31, 2010 (the "Transition Period"). This Form 10-K covers the period from, and includes the financial information for, the fiscal year period from April 1, 2010 to March 31, 2011.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including, but not limited to, those discussed under the heading "Risk Factors" included in Part I, Item 1A herein. All forward-looking statements are qualified by these cautionary statements and apply only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1.    Business

General

We are a global publisher and developer of interactive entertainment software. Our business consists of our wholly-owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. We develop, publish, market and sell software titles for gaming and entertainment hardware platforms and peripherals including: Sony's PlayStation®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems and the PlayStation®Move for the PS3 ("Move"); Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") video game and entertainment system and Kinect for the Xbox 360 ("Kinect"); Nintendo's Wii™ ("Wii") and DS™ ("DS") systems; the PC; and Apple's iPhone® ("iPhone"), iPod® touch ("iPod touch") and iPad™ ("iPad"). We also selectively develop and publish titles for digital distribution via Sony's PlayStation®Network ("PSN") and Microsoft's Xbox LIVE® Marketplace ("Xbox LIVE") and Xbox LIVE® Arcade ("XBLA"), as well as digitally offer our PC titles through online download stores and services such as Steam. The global installed base for the prior generation of platforms, including PS2 and DS ("prior generation platforms") is substantial. The release of the PS3, Xbox 360, and Wii platforms ("current generation platforms") has further expanded the video game software market. We are continuing to increase the number of titles released on the current generation platforms while also selectively developing titles for certain prior generation platforms such as PS2 and DS given their significant installed base, as long as it is economically attractive to do so. We have pursued a strategy of capitalizing on the widespread popularity of interactive entertainment by focusing on publishing a select number of high quality titles for which we can create sequels and build successful franchises.

The demographics of the interactive entertainment industry audience have broadened significantly over the past few years, with video games becoming an increasingly popular form of mainstream entertainment.

According to the "2010 Essential Facts About The Computer And Video Game Industry" published by Entertainment Software Association ("ESA"), an estimated 67% of all American households play PC or video games. The average game player is 34 years old and has been actively playing for 12 years.

Overall, the installed base of console systems and handheld devices has continued to expand. According to the "Global Video Game Market Update" published by International Development Group ("IDG") in April 2011, the installed base of console systems and handhelds devices grew to 442.4 million units as of December 2010, an increase of 61.3 million units or 16% from December 2009, and forecasts that the number will increase to an estimated 734.2 million units in calendar 2015. Further, according to IDG, global sales of console, handheld and PC software surpassed $24.1 billion in calendar 2010 and forecasts that the annual sales of video game software will remain flat at an estimated $24.0 billion in calendar 2015.

We were incorporated under the laws of the State of Delaware in 1993 and are headquartered in New York, New York with 2,118 employees globally. Our telephone number is (646) 536-2842 and our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Corporate—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

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

Strategy

Overview.    We endeavor to be the most creative, innovative and efficient company in our industry. Our strategy is to capitalize on the widespread popularity of interactive entertainment by focusing on publishing a select number of high quality titles for which we can create sequels and build successful franchises. We develop most of our frontline products internally and own the intellectual property associated with most of our titles, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, racing, role-playing, sports and strategy. We believe that our commitment to creativity and innovation is a distinguishing strength, allowing us to differentiate many of our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands to match the variety of consumer demographics we aspire to serve, ranging from adults to children and game enthusiasts to casual gamers.

Support Label Structure to Target Distinct Market Segments.    Our business consists of our wholly-owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. Each group focuses on distinct product genres and target demographics. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. We expect 2K Games, developer and publisher of our successful Sid Meier's Civilization series, our critically acclaimed BioShock franchise and other popular titles, to continue to develop new and successful franchises in the future. Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K, NHL 2K and Top Spin, are generally published on an annual basis. 2K Play focuses on the market of casual and family-oriented games such as Carnival Games, an internally developed and owned franchise. 2K Play has leveraged this franchise through sequels and brand extensions, including Carnival Games™ MiniGolf and Carnival Games™: Monkey See, Monkey Do. We also have expansion initiatives in the rapidly growing Asia-Pacific markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea.

Focus on Core Strength of Producing Select, High Quality Titles.    Our primary strategy is to publish a select number of high quality titles based on internally-owned and developed intellectual property, which typically provide higher margins than licensed products. We currently own the intellectual property rights of 19 proprietary brands. In addition, we will selectively develop titles based on licensed properties, including sports, and also publish externally developed titles.

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

Leverage Emerging Technologies and Platforms, Including Digitally Delivered Content.    We believe the diversification of our product mix will reduce our operating risks and increase our revenue. We continually seek to capitalize on the technological advances in our industry that are generating new revenue streams. We see opportunities in a variety of areas, including downloadable content, micro-transactions, and social games. We are beginning to develop gaming experiences that capitalize on the increasing consumer adoption of social networks. We also continue to pursue opportunities that exist for networked gameplay, particularly for our wholly-owned franchises, as well as micro-transactions, where gamers can pay to download additional content to enhance their game playing experience.

Expand International Business.    The global market for interactive entertainment continues to grow and we seek to increase our presence internationally, particularly in Asia, Eastern Europe and Latin America. We have expansion initiatives in the Asian markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. We are a direct publisher in Japan and Korea. Historically, we distributed our products in Asia through license agreements with local publishers in Japan and Korea, and distribution agreements with local distributors of finished goods elsewhere in Asia. While we retain title to all intellectual property, under license agreements local publishers are responsible for localization of software content, distribution and marketing of the products in their respective local markets. We intend to continue to build upon our licensing relationships and also expand finished goods distribution strategies to grow our international business.

Our Publishing and Software Development Businesses

Revenue in our publishing business is primarily derived from the sale of internally developed software titles and software titles developed by third-parties for our benefit. Operating margins in our publishing business are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. We have internal development studios located in Australia, Canada, China, Czech Republic, the United Kingdom and the United States. As of March 31, 2011, we had a research and development staff of 1,560 employees with the technical capabilities to develop software titles for all major current and prior generation consoles, handheld hardware platforms and PCs in multiple languages and territories.

Operating margins associated with our externally developed titles, or titles for which we do not own the intellectual property, are generally lower because they require us to acquire licenses, provide minimum development guarantees, and pay third-party royalties. Agreements with third-party developers generally give us exclusive publishing and marketing rights and require us to make development payments, pay royalties based on product sales and satisfy other conditions. Development payments for software titles are typically recoupable against royalties otherwise due to developers based on software sales. Our agreements with third-party developers generally provide us with the right to monitor development efforts and to cease making development payments if specified development milestones are not satisfied. We also regularly monitor the level of development payments in light of expected sales for the related titles.

The development cycle for our titles generally ranges from 12 to more than 24 months and our top-selling titles could take up to 3 years or longer to develop. Although we often simultaneously develop our software for multiple platforms, in certain cases it can take 9 to 12 months to adapt a product for additional hardware platforms after initial development for one platform is completed. The cost to develop a frontline software title generally ranges from $10 million to $60 million, with our top titles exceeding these amounts. We expect that development costs and time will continue to increase for current generation platforms.

We continue to explore new revenue streams as they evolve, including higher margin sources such as downloadable content. We expect downloadable content to become more prevalent as broadband connectivity continues to gain popularity and digital delivery platforms such as Xbox LIVE and PSN gain additional customers. We also have expansion initiatives in the Asia-Pacific markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea.

Rockstar Games.    Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action product category and create groundbreaking entertainment by leveraging our existing franchises as well as developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series and continues to expand on our established franchises by releasing sequels as well as offering downloadable episodes and content. Rockstar is also well known for developing brands in other genres, including the Bully, Manhunt and Max Payne franchises.

2K.    Our 2K label publishes its titles under 2K Games, 2K Sports and 2K Play:

2K Games.    2K Games has published a variety of popular entertainment properties across multiple genres and platforms and we expect 2K Games to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. 2K Games has also published titles that were externally developed, such as The Darkness™ and Borderlands™, which has become another key franchise for 2K Games since its launch in October 2009.

2K Sports.    We develop most of our 2K Sports software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series, NHL 2K series, and our Top Spin tennis series. 2K Sports has secured long-term, third-party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media. In addition, 2K Sports has secured licensing agreements with the National Basketball Association ("NBA") and the National Hockey League ("NHL").

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

2K Play.    2K Play focuses on developing and publishing titles for the market of casual and family-friendly games. 2K Play titles are developed by both internal development studios and third-party developers. Internally developed titles include Carnival Games and Birthday Party Bash. 2K Play also has a partnership with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer; Go, Diego, Go!; Ni Hao, Kai-lan and The Backyardigans. We expect family-oriented gaming to continue to be a component of our industry in the future.

Discontinued operations

In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of all Games third-party distribution business, which primarily distributed third-party interactive entertainment software, hardware and accessories in North America for approximately $44.0 million, including $37.3 million in cash, subject to purchase price adjustments, and up to an additional $6.7 million, subject to the achievement of certain items, which were not met. In April 2011, we settled on the purchase price adjustments and as a result the purchase price was lowered by $1.5 million. Consequently, the net purchase price after the settlement was $35.8 million. The financial results of this business, which were previously reported as our distribution business, have been classified as discontinued operations in our Consolidated Statements of Operations for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented. See Note 2 to our Consolidated Financial Statements for additional information regarding discontinued operations.

Intellectual Property

Our business is highly dependent on the creation, acquisition, licensing and protection of intellectual property. Some of the intellectual property rights we have created or acquired for our internally-owned portfolio of brands are: BioShock, Bully, Carnival Games, The Darkness, Grand Theft Auto, L.A. Noire, Mafia, Manhunt, Max Payne, Midnight Club, Railroad Tycoon, Red Dead, Rockstar Games Presents Table Tennis, Sid Meier's Civilization, Sid Meier's Pirates!, Sid Meier's Railroads!, Smuggler's Run, Spec Ops, and Top Spin. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Although we generally do not hold any patents, we obtain trademark and copyright registrations for many of our products.

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

Arrangements with Platform Manufacturers

We have entered into license agreements with Sony, Microsoft, Nintendo and Apple to develop and publish software in Asia, Australia, Europe and North America. We are not required to obtain any licenses from hardware manufacturers to develop titles for the PC.

Sony.    Under the terms of the license agreements that we have entered into with Sony Computer Entertainment, Inc. and its affiliates, Sony granted us the right and license to develop, market, publish and distribute software titles for the PS3, PS2 and PSP. The agreements require us to submit products to Sony for approval and for us to make royalty payments to Sony based on the number of units manufactured or revenue from downloaded content. In addition, products for the PS3, PS2 and PSP are required to be manufactured by Sony approved manufacturers.

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

Manufacturing

Sony, Microsoft and Nintendo either manufacture or control selection of approved manufacturers of software products sold for use on their respective hardware platforms. We place a purchase order for the manufacture of our products with Sony, Microsoft or Nintendo and then send software code and a prototype of the product to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs for approval, defect testing and manufacture. Games are generally shipped within two to three weeks of receipt of our purchase order and all materials.

Production of PC software is performed by third-party vendors in accordance with our specifications and includes CD-ROM pressing, assembly of components, printing of packaging and user manuals and shipping of finished goods. We send software code and a prototype of a title, together with related artwork, user instructions, warranty information, brochures and packaging designs to the manufacturers. Games are generally shipped within two weeks of receipt of our manufacturing order.

We occasionally experience difficulties or delays in the manufacture of our titles; however such delays have not significantly harmed our business to date. We have not experienced material delays due to manufacturing defects. Our software titles typically carry a 90-day limited warranty.

Sales

We sell software titles to retail outlets in North America, Europe and Asia through direct relationships with large retail customers and third-party distributors. Our customers in North America include leading mass merchandisers such as Wal-Mart; specialty retailers such as GameStop; electronics stores such as Best Buy; toy stores such as Toys "R" Us; national and regional drug stores; rental outlets; and supermarket and discount store chains. Our European customers include Game Group, GameStop, GEM Distribution and Media Markt. We have sales operations in Asia, Australia, Austria, Canada, France, Germany, the Netherlands, New Zealand, Spain, Switzerland, the United Kingdom and the United States.

We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the fiscal year ended March 31, 2011 accounted for approximately 43.8% of our net revenue, with GameStop and Wal-Mart accounting for 19.2% and 10.8%, respectively. No other customer accounted for more than 10.0% of our net revenue during the fiscal year ended March 31, 2011.

We also digitally distribute our titles, downloadable content and micro transactions direct to consoles, PCs, and communications devices. We view digital distribution as an important growth opportunity for our industry and company, however we continue to expect that packaged goods and traditional retailers will be the primary channel for the sale of our products for the foreseeable future.

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

  •
  Stimulating continued sales by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price concessions may occur at any time in a product's life cycle, but typically occur three to nine months after a product's initial launch. During the fiscal years ended March 31, 2011 and 2010 and fiscal years ended October 31, 2009 and 2008, price concessions to retailers amounted to $59.9 million, $61.1 million, $49.4 million and $41.9 million, respectively. In certain international markets, we also provide volume rebates to stimulate continued product sales.

We also employ various other marketing methods designed to promote consumer awareness, including in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, as well as attendance at trade shows. As of March 31, 2011, we had a sales and marketing staff of 258 people.

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

Competition

In our publishing business, we compete with:

  •
  Companies that range in size and cost structure from very small with limited resources to very large companies with greater financial, marketing and technical personnel and other resources than ours, including Activision Blizzard, Electronic Arts and THQ, and international companies, such as Capcom, Konami, Namco-Bandai, SEGA, Square Enix and Ubisoft.

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

Trends and Factors Impacting our Business

Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. The timing of our Grand Theft Auto releases varies significantly, which in turn impacts our financial performance on a quarterly and annual basis.

Economic Environment and Retailer Performance.    We continue to monitor economic conditions which may have unfavorable impacts on our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. The economic environment has impacted our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Our business is also negatively impacted by the actions of certain of our large customers, who sell used copies of our games, which reduces demand for new copies of our games. We now offer downloadable episodes and content for certain of our titles. While this may serve to reduce some used game sales, we expect sales of used games to continue to affect our business.

Hardware Platforms.    The majority of our products are made for the hardware platforms developed by three companies—Sony, Microsoft and Nintendo. When new hardware platforms are introduced, demand for software based on older platforms declines, which may negatively affect our business. Additionally, our development costs are generally higher for titles based on new platforms, and we have limited ability to predict the consumer acceptance of the new platforms, which may impact our sales and profitability. As a result, we believe it is important to focus our development efforts on a select number of titles, which is consistent with our strategy.

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

Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and services. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download through the Internet (from websites owned by third-parties). We also offer downloadable add-on content to our packaged goods titles. In addition, we have several initiatives underway to develop online games primarily for Asian markets. We expect online delivery of games and game services to become an increasing part of our business over the long-term.

International Operations

Sales in international markets, principally in the United Kingdom and other countries in Europe, have accounted for a significant portion of our net revenue. For the fiscal years ended March 31, 2011 and 2010 and fiscal years ended October 31, 2009 and 2008, approximately 44.1%, 39.3%, 42.2% and 49.1%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. See Notes 1 and 17 to the Consolidated Financial Statements.

Segment and Geographic Information

See Note 17 to the Consolidated Financial Statements.

Employees

As of March 31, 2011, we had 2,118 full-time employees, of which 1,200 were employed outside of the United States. None of our employees are subject to collective bargaining agreements. We consider our relations with employees to be satisfactory.

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

We depend on our internal development studios and third-party software developers to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles generally ranges from 12 to more than 24 months, and our top-selling titles could take up to 3 years or longer to develop. Development times and costs of current generation software have increased substantially as a result of the additional and enhanced features available in the newest games. Further, after development of a product it may take between 9 and 12 additional months to develop the product for other hardware platforms. If our third-party software developers experience unanticipated development delays, financial difficulties or additional costs we will not be able to release titles according to our schedule and at budgeted costs. Certain of our licensing and marketing agreements also contain provisions that would impose penalties if we fail to meet agreed upon game release dates. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products.

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

Our business is subject to the continued popularity of current generation video game platforms; our ability to develop commercially successful products for these platforms; and the continued operation and security of the online networks for these platforms.

We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PS3 and PSP, Microsoft's Xbox 360 and Nintendo's Wii and DS. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

Certain of our products are online-enabled. The ability of our products to offer online functionality, and our ability to offer content through a video game platform's digital distribution channel, is dependent upon the continued operation and security of such platform's online network. These third-party networks, as well as our own internal systems and websites, and the security measures related thereto may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, we may lose business, suffer irreparable damage to our reputation, and/or incur significant costs and expenses relating to the investigation and possible litigation of claims relating to such event. We may be liable in such event for damages, penalties for violation of applicable laws or regulations and costs for remediation and efforts to prevent future occurrences, any of which liabilities could be significant. Any theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand and future sales of our products. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.

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

A lockout by NBA owners or a strike by NBA players could have a material adverse impact on our business and operating results.

The NBA players union and the owners of the NBA teams are currently renegotiating their collective bargaining agreement, which is set to expire following the 2010 - 2011 basketball season. Sales of 2K's annually released basketball game could be adversely affected in the event that the players are locked out or go on strike.

We depend on our key management and product development personnel.

Our continued success will depend to a significant extent on our senior management team and our relationship with ZelnickMedia Corporation ("ZelnickMedia"). Our Executive Chairman and Chief Executive Officer and Chief Operating Officer are partners of ZelnickMedia. We are also highly dependent on the expertise, skills and knowledge of certain of our Rockstar employees responsible for content creation and development of our Grand Theft Auto titles and titles based on other brands. Although we entered into employment agreements with members of the creative team of our Rockstar Games publishing label, we may not be able to continue to retain these personnel at current compensation levels, or at all.

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

Declines in consumer spending and other adverse changes in the economy could have a material adverse impact on our business and operating results.

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

We rely on a limited number of third-party distributers for a significant portion of our products and the failure of these service providers to perform as expected could harm our operating results.

We sell our products to our customers worldwide primarily through a limited number of third-party distributers. These third-parties provide shipping, receiving, warehouse management and related functions.

If these services are not performed in a satisfactory manner, or if we desire or are required to replace one or more of our primary distributors and are unable to do so, our sales and operating results could suffer.

The interactive entertainment software industry is highly competitive.

We compete for both licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. We also compete with domestic game publishers, such as Activision Blizzard, Electronic Arts and THQ and international publishers, such as Capcom, Konami, Namco-Bandai, SEGA, Square Enix and Ubisoft. As our business is dependent upon our ability to develop hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel and other resources than we do and are able to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties. Our titles also compete with other forms of entertainment, such as social media and casual games, in addition to motion pictures, television and audio and video products featuring similar themes, online computer programs and other entertainment, which may be less expensive or provide other advantages to consumers.

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

Retailers have limited shelf space and promotional resources and competition is intense among newly introduced interactive entertainment software titles for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to continue to increase, which may require us to increase our marketing expenditures to maintain desirable sales levels of our titles. Competitors with more extensive lines and more popular titles may have greater bargaining power with retailers. Accordingly, we may not be able, or we may have to pay more than our competitors, to achieve similar levels of promotional support and shelf space.

Our business is dependent on our ability to enter into successful software development arrangements with third-parties.

Our success depends on our ability to continually identify and develop new titles on a timely basis. We rely on third-party software developers for the development of some of our titles. Quality third-party developers are continually in high demand. Software developers who have developed titles for us in the past may not be available to develop software for us in the future. Due to the limited number of third-party software developers and the limited control that we exercise over them, these developers may not be able to complete titles for us on a timely basis or within acceptable quality standards, if at all. We have entered into agreements with third-parties to acquire the rights to publish and distribute interactive entertainment software as well as to use licensed intellectual properties in our titles. These agreements typically require us to make development payments, pay royalties and satisfy other conditions. Our development payments may not be sufficient to permit developers to develop new software successfully, which could result in material delays and significantly increase our costs to bring particular products to market. Software development costs, promotion and marketing expenses and royalties payable to software developers and third-party licensors have increased significantly in recent years and reduce potential profits derived from sales of our software. Future sales of our titles may not be sufficient to recover development payments and advances to software developers and licensors, and we may not have adequate financial and other resources to satisfy our contractual commitments to such developers. If we fail to satisfy our obligations under agreements with third-party developers and licensors, the agreements may be terminated or modified in ways that are burdensome to us, and have a material adverse affect on our financial condition and operating results.

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

Certain platform licensors have retained the right to change the fee structures for online distribution of both paid content and free content (including patches and corrections) on their platforms. Each licensor's ability to set royalty rates may increase costs, which could negatively impact our operating margins. We may be unable to distribute our content in a cost-effective or profitable manner through this distribution channel, which could adversely impact our business and results of operations.

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

Retailers may decline to sell interactive entertainment software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses. If retailers decline to sell our products based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material or other generally objectionable content, or if any of our previously "M" rated series products are rated "AO," we might be required to significantly change or discontinue particular titles or series, which in the case of our best selling Grand Theft Auto titles could seriously affect our business. Consumer advocacy groups have opposed sales of interactive entertainment software containing objectionable themes, violence or sexual material or other objectionable content by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. Additionally, although lawsuits seeking damages for injuries allegedly suffered by third-parties as a result of video games have generally been unsuccessful in the courts, claims of this kind have been asserted against us from time to time and may be asserted and be successful in the future.

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

We are subject to certain risks because of our international operations, particularly as we continue to grow our business and presence in Asia, Latin America and other parts of the world. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business and our inability or failure to obtain required approvals could harm our international and domestic sales. Trade legislation in either the United States or other countries, such as a change in the current tariff structures, import/export compliance laws or other trade laws or policies, could adversely affect our ability to sell or to distribute in international markets. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by United States laws and regulations, such as the Foreign Corrupt Practices Act, and by local laws, such as laws prohibiting corrupt payments to government officials. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

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

If we infringe on or are alleged to infringe on the intellectual property rights of third-parties, our business could be adversely affected.

As our industry grows, we may be subject to an increasing amount of litigation that is common in the software industry based on allegations of infringement or other alleged violations of patent, copyright and/or trademarks. In addition, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes on the intellectual property rights of others with both the growth of online functionality and advances in technology, game content and software graphics as games become more realistic. From time to time, we receive notices from third-parties or are named in lawsuits by third-parties alleging infringement of their proprietary rights. Although we believe that our software and technologies and the software and technologies of third-party developers and publishers with whom we have contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others may occur. Any claims of infringement, with or without merit, could be time consuming, costly and difficult to defend. Moreover, intellectual property litigation or claims could require us to discontinue the distribution of products, obtain a license or redesign our products, which could result in additional substantial costs and material delays.

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

  •
  litigation or other claims in connection with, or inheritance of claims or litigation risks as a result of, an acquisition, including claims from terminated employees, customers or other third-parties; and

  •
  to the extent that we engage in strategic transactions outside of the United States, we face additional risks, including risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

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

Our ability to acquire and maintain licenses to intellectual property, especially for sports titles, impacts our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.

Certain of our products are based on or incorporate intellectual property owned by others. For example, our 2K Sports products include rights licensed from major sports leagues and players' associations. Similarly, some of our other titles are based on licenses of popular entertainment products. Competition for these licenses is intense. If we are unable to maintain these licenses or obtain additional licenses on reasonable economic terms or with significant commercial value, our revenue and profitability could decline significantly. Competition for these licenses may also increase the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs and adversely affect our profitability. In addition, on certain intellectual property licenses, we are subject to guaranteed minimum payments, royalties or standards of performance and may not be able to terminate these agreements prior to their stated expiration. If such licensed products do not generate revenues in excess of such minimum guarantees, our profitability will be adversely impacted.

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

We and some of our former officers, directors and employees have been the subject of three separate governmental investigations and a substantial amount of litigation and other proceedings relating to the subject matter of those investigations. While most of these matters have been resolved, these investigations, litigation and other proceedings have imposed significant costs on us, including professional fees, penalties and settlement costs, and the diversion of the time and attention of our management team. We may be subject to heightened scrutiny in the future as a result of our historical legal proceedings, including an increased likelihood of a government investigation occurring and an increased likelihood that any such investigation is more extensive than in the past. Furthermore, any future fines, restrictions or other penalties imposed as a result of any such investigation may be more severe than those which may be imposed on a company without our history.

Our business and products are subject to potential legislation. The adoption of such proposed legislation could limit the retail market for our products.

Several proposals have been made for federal legislation to regulate our industry. Such proposals seek to prohibit the sale of products containing content included in some of our games. If any such proposals are enacted into law, it may limit the potential market for some of our games in the United States, and adversely affect our operating results. Other countries, such as Germany, have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current United States laws. In the United States, proposals have also been made by numerous state legislators to regulate and prohibit the sale of interactive entertainment software products containing certain types of violent or sexual content to under 17 or 18 audiences, such as the State of California's "ultraviolent video games law" that sought to ban the sale or rental of violent video games to minors. While such legislation to date has been enjoined by industry and retail groups or been found unconstitutional, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for some of our games.

We may need additional capital if we incur losses.

If we incur losses in the future, we may be required to raise additional capital in order to fund our operations. We could seek to raise capital in a number of ways, including through the issuance of debt or equity, or through other financing arrangements. During the fiscal year ended October 31, 2007, we entered into a senior secured line of credit agreement (and expanded the line of credit in November 2007), which requires us to make periodic interest or other debt service payments. In addition, during the fiscal year ended October 31, 2009 we issued convertible senior notes, which require us to make periodic interest payments to the holders of the convertible senior notes. If we borrow additional funds, further debt service payments would probably be necessary. In addition, the terms of additional debt may impose significant restrictions on our ability to operate our business. If we seek financing through the sale of equity or equity-based securities (such as our convertible senior notes), our current stockholders will suffer dilution in their percentage ownership of common stock. We cannot be certain as to our ability to raise additional capital in the future or under what terms capital would be available, particularly in light of the recent economic downturn which has, among other consequences, led to the depression of stock prices and the tightening of credit. If we need to raise capital and are not successful in doing so, we will have to consider other options that may include, but are not limited to, a reduction in our expenditures for internal and external new product development, reductions in overhead expenses, and sales of intellectual property and other assets. These actions, should they become necessary, will likely result in a reduction in the size of our operations and could materially affect the prospects of our business.

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

Stock markets, in general, have experienced over the years, and continue to experience significant price and volume fluctuations that have affected market prices for companies such as ours and that may be unrelated or disproportionate to the operating performance of the affected companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our Board has the power, without stockholder approval, to adopt a stockholder rights plan and/or to designate the terms of one or more series of preferred stock and issue shares of preferred stock. In addition, we may under certain circumstances involving a change of control, be obligated to repurchase all or a portion of our convertible senior notes and any potential acquirer would be required to assume our obligations related to any outstanding notes. We or any possible acquirer may not have available financial resources necessary to repurchase those notes. The ability of our Board to create and issue a new series of preferred stock and certain provisions of Delaware law, our certificate of incorporation and bylaws and the indenture governing our notes could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock and the value of any outstanding notes.

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

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

Our principal executive offices are located at 622 Broadway, New York, New York in approximately 64,000 square feet of space under a lease expiring in December 2012 for an annual rent of approximately $2.5 million.

Take-Two Interactive Software Europe, our wholly-owned subsidiary, leases 12,500 square feet of office space in Windsor, United Kingdom for an annual rent of approximately $0.6 million plus taxes and utilities, which expires in October 2011. Rockstar North, our wholly-owned subsidiary, leases 42,000 square feet of office space in Edinburgh, Scotland, for an annual rent of approximately $3.2 million. That lease expires in 2014.

2K corporate offices and two development studios occupy approximately 61,000 square feet of leased office space in Novato, California. The lease provides for an annual rent of approximately $2.1 million and expires in 2019.

In addition, our other subsidiaries lease office space in Sydney and Canberra, Australia; Toronto and Vancouver, Canada; Brno and Prague, Czech Republic; Paris, France; Munich, Germany; Breda, Netherlands; Madrid, Spain; Auckland, New Zealand; Geneva, Switzerland; London, Lincoln, and Leeds, United Kingdom; Newton, Singapore; Shanghai, China; Seoul, Korea; Tokyo, Japan and in the United States San Diego, and Northridge, California; Sparks, Maryland; Andover and Quincy, Massachusetts; Cincinnati, Ohio; Kirkland, Washington; for an aggregate annual rent of approximately $8.4 million.

Item 3.    Legal Proceedings

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries, certain of which are described below in this section. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, financial condition, results of operations or cash flows. We have appropriately accrued amounts related to certain legal and other proceedings discussed below. While there is a possibility that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material. In addition to the matters described herein, we are, or may become, involved in routine litigation in the ordinary course of business which we do not believe to be material to our business, financial condition, results of operations or cash flows.

Wilamowsky v. Take-Two et al.    On September 29, 2010, an individual claiming to be a shareholder of Take-Two filed a Complaint in the United States District Court for the Southern District of New York (the "SDNY Court") against the Company, its former Chief Executive Officer, and three former directors. Wilamowsky alleged that he sold short shares of Take-Two stock between March 2004 and July 2006, and as a result of alleged misstatements regarding stock options backdating, the Company's stock price remained at artificially high levels during that period. Wilamowsky claims he was therefore forced to cover his short sales with purchases of Take-Two stock at prices that were higher than the true value of those shares. The Complaint alleges against all defendants violations of §10(b) of the Exchange Act and Rule 10b-5, breaches of fiduciary duty and unjust enrichment. In addition, the Complaint alleges violations §20(a) of the Exchange Act against our former Chief Executive Officer. Wilamowsky's claims arise from the same allegations of stock options backdating that were alleged in In re Take-Two Interactive Securities Litigation, a class action that was previously settled and dismissed on October 19, 2010, and from which settlement Wilamowsky, as a short seller, was excluded.

On November 17, 2010, the Company and the individual defendants sought leave to file motions to dismiss all of Wilamowsky's claims, in accordance with the presiding judge's individual rules. A pre-motion hearing to address defendants' request was held on December 14, 2010, at which the requested leave was granted, and on January 14, 2011 defendants filed their motions. The matter was fully briefed as of January 28, 2011, and we await the Court's ruling or request for a hearing. We believe Wilamowsky's claims are without merit and intend to defend against them vigorously.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol "TTWO." The following table sets forth, for the periods indicated, the range of the high and low sale prices for our common stock as reported by NASDAQ.

	High	Low
Fiscal Year Ended March 31, 2011
First Quarter ended June 30, 2010	$11.84	$8.98
Second Quarter ended September 30, 2010	10.83	7.98
Third Quarter ended December 31, 2010	13.62	9.77
Fourth Quarter ended March 31, 2011	16.75	12.04
Fiscal Year Ended March 31, 2010
First Quarter ended June 30, 2009	$9.97	$7.52
Second Quarter ended September 30, 2009	12.21	7.97
Third Quarter ended December 31, 2009	12.57	7.00
Fourth Quarter ended March 31, 2010	10.82	8.94

The number of record holders of our common stock was 87 as of May 23, 2011.

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

Stock Performance Graph

The following line graph compares, from October 31, 2005 through March 31, 2011, the cumulative total stockholder return on our common stock with the cumulative total return on the stocks comprising the NASDAQ Composite Index and the stocks comprising a peer group index consisting of Activision Blizzard, Electronic Arts and THQ. The comparison assumes $100 was invested on October 31, 2005 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

Comparison of 65 Month Cumulative Total Return*
Among Take-Two Interactive Software, Inc., The NASDAQ Composite Index and a Peer Group
March 2011

*
$100 invested on October 31, 2005 in stock or index- including reinvestment of dividends.

	October 31, 2005	October 31, 2006	October 31, 2007	October 31, 2008	October 31, 2009	March 31, 2010	March 31, 2011
Take-Two Interactive Software, Inc.	100.00	67.76	90.95	57.45	53.14	47.81	74.45
NASDAQ Composite-Total Returns	100.00	112.48	136.94	83.11	99.81	116.75	136.83
Peer Group	100.00	96.19	116.05	61.81	51.48	56.62	53.95

Item 6.    Selected Financial Data

The following tables present selected financial data for the fiscal year ended March 31, 2011, five months ended March 31, 2010 and the four fiscal years ended October 31, 2009 (in thousands, except per share data).

			Fiscal Year Ended October 31,
	Fiscal Year Ended March 31, 2011	Five Months Ended March 31, 2010
STATEMENT OF OPERATIONS DATA:			2009	2008	2007	2006(1)
Net revenue	$1,136,876	$359,231	$701,057	$1,231,106	$695,828	$761,427
Cost of goods sold	689,381	222,396	467,576	709,719	475,737	573,314

Gross profit	447,495	136,835	233,481	521,387	220,091	188,113

Selling and marketing	176,294	72,402	141,962	154,396	115,203	121,760
General and administrative	109,484	43,466	130,376	166,228	145,657	149,631
Research and development	69,576	25,279	63,748	63,929	48,455	64,258
Business reorganization and related	—	—	—	4,478	17,467	—
Impairment of goodwill and long-lived assets	—	—	—	—	—	15,608
Depreciation and amortization	14,999	6,622	17,574	21,322	21,206	20,042

Total operating expenses	370,353	147,769	353,660	410,353	347,988	371,299

Income (loss) from operations	77,142	(10,934)	(120,179)	111,034	(127,897)	(183,186)
Interest and other, net	(13,519)	(11,352)	(5,771)	(3,279)	(629)	3,468

Income (loss) from continuing operations before income taxes	63,623	(22,286)	(125,950)	107,755	(128,526)	(179,718)

Provision for income taxes	9,819	4,266	4,487	13,271	9,943	2,254

Income (loss) from continuing operations	53,804	(26,552)	(130,437)	94,484	(138,469)	(181,972)
Income (loss) from discontinued operations, net of taxes	(5,346)	(2,250)	(10,017)	2,613	63	(2,917)

Net income (loss)	$48,458	$(28,802)	$(140,454)	$97,097	$(138,406)	$(184,889)

Earnings (loss) per share:
Continuing operations	$0.62	$(0.34)	$(1.70)	$1.23	$(1.93)	$(2.56)
Discontinued operations	(0.06)	(0.03)	(0.13)	0.03	—	(0.04)

Basic earnings (loss) per share	$0.56	$(0.37)	$(1.83)	$1.26	$(1.93)	$(2.60)

Continuing operations	$0.62	$(0.34)	$(1.70)	$1.22	$(1.93)	$(2.56)
Discontinued operations	(0.06)	(0.03)	(0.13)	0.03	—	(0.04)

Diluted earnings (loss) per share	$0.56	$(0.37)	$(1.83)	$1.25	$(1.93)	$(2.60)

Weighted average shares outstanding:
Basic	86,127	78,453	76,815	77,254	71,860	71,012
Diluted	86,139	78,453	76,815	77,666	71,860	71,012

	As of March 31,		As of October 31,
BALANCE SHEET DATA:	2011	2010	2009	2008	2007	2006
Cash and cash equivalents	$280,359	$145,838	$102,083	$280,277	$77,757	$132,480
Working capital	335,715	216,733	274,274	358,355	186,362	281,327
Total assets	971,659	839,276	1,007,128	1,083,352	831,143	868,806
Long-term debt	107,239	99,865	97,063	70,000	18,000	—
Total liabilities	356,380	318,653	461,502	468,234	359,989	318,414
Stockholders' equity	615,279	520,623	545,626	615,118	471,154	550,392

(1)
Net loss includes a $63.5 million charge to income tax expense for an increase in our valuation allowance for deferred tax assets, reflecting uncertain realization of future tax deductions.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are a global publisher and developer of interactive entertainment software. Our business consists of our wholly-owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. We develop, publish, market and sell software titles for gaming and entertainment hardware platforms and peripherals including: Sony's PlayStation®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems and the PlayStation®Move for the PS3 ("Move"); Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") video game and entertainment system and Kinect for the Xbox 360 ("Kinect"); Nintendo's Wii™ ("Wii") and DS™ ("DS") systems; the PC; and Apple's iPhone® ("iPhone"), iPod® touch ("iPod touch") and iPad™ ("iPad"). We also selectively develop and publish titles for digital distribution via Sony's PlayStation® Network ("PSN") and Microsoft's Xbox LIVE® Marketplace ("Xbox LIVE") and Xbox LIVE® Arcade ("XBLA"), as well as digitally offer our PC titles through online download stores and services such as Steam. The global installed base for the prior generation of platforms, including PS2 and DS ("prior generation platforms") is substantial. The release of the PS3, Xbox 360, and Wii platforms ("current generation platforms") has further expanded the video game software market. We are continuing to increase the number of titles released on the current generation platforms while also selectively developing titles for certain prior generation platforms such as PS2 and DS given their significant installed base, as long as it is economically attractive to do so. We have pursued a strategy of capitalizing on the widespread market acceptance of interactive entertainment, as well as the growing popularity of innovative action, adventure, racing, role-playing, sports and strategy games that appeal to the expanding demographic of video game players.

We endeavor to be the most creative, innovative and efficient company in our industry. Our strategy is to capitalize on the widespread popularity of interactive entertainment by focusing on publishing a select number of high quality titles for which we can create sequels and build successful franchises. We develop and market most of our frontline products internally and own the intellectual property associated with most of our titles, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, racing, role-playing, sports and strategy, which we distribute world-wide. We believe that our commitment to creativity and innovation is a distinguishing strength, allowing us to differentiate many of our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands to match the variety of consumer demographics we aspire to serve, ranging from adults to children and game enthusiasts to casual gamers.

Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third-parties for our benefit. Operating margins are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. We have internal development studios located in Australia, Canada, China, Czech Republic, the United Kingdom and the United States.

We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. Software titles published by our Rockstar Games label are primarily internally developed. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series and continues to expand on our established franchises by releasing sequels as well as offering downloadable episodes and content. Rockstar is also well known for developing brands in other genres, including the Bully, Manhunt and Max Payne franchises.

2K Games has published a variety of popular entertainment properties across multiple genres and platforms and we expect 2K Games to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. 2K Games has also published titles that were externally developed, such as The Darkness™ and Borderlands™, which has become another key franchise for 2K Games since its launch in October 2009.

Our 2K Sports series, which includes Major League Baseball 2K, NBA 2K and NHL 2K, provides annual revenue streams since they are generally published on a yearly basis. We develop most of our 2K Sports software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series, NHL 2K series and our Top Spin tennis series. 2K Sports has secured long-term, third-party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media. In addition, 2K Sports has secured licensing agreements with the National Basketball Association ("NBA") and the National Hockey League ("NHL"). NBA 2K is the top rated and top selling basketball simulation franchise through March 2011, according to Gameranking.com and The NPD Group estimates of U.S. retail video game sales.

2K Play focuses on developing and publishing titles for the casual and family-friendly games market. 2K Play titles are developed by both internal development studios and third-party developers. Internally developed titles include Carnival Games™ and Birthday Party Bash. 2K Play also has a partnership with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer; Go, Diego, Go!; Ni Hao, Kai-lan and The Backyardigans. We expect family-oriented gaming to continue to be a component of our industry in the future.

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

Discontinued operations

In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of all Games third-party distribution business, which primarily distributed third-party interactive entertainment software, hardware and accessories in North America for approximately $44.0 million, including $37.3 million in cash, subject to purchase price adjustments, and up to an additional $6.7 million, subject to the achievement of certain items, which were not met. In April 2011, we settled on the purchase price adjustments and as a result the purchase price was lowered by $1.5 million. Consequently, the net purchase price after the settlement was $35.8 million. The financial results of this business, which were previously reported as our distribution business, have been classified as discontinued operations in our Consolidated Statements of Operations for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented. See Note 2 to our Consolidated Financial Statements for additional information regarding discontinued operations.

Trends and Factors Impacting our Business

Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. The timing of our Grand Theft Auto releases varies significantly, which in turn impacts our financial performance on a quarterly and annual basis.

Economic Environment and Retailer Performance.    We continue to monitor economic conditions which may have unfavorable impacts on our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. The economic environment has impacted our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Our business is also negatively impacted by the actions of certain of our large customers, who sell used copies of our games, which reduces demand for new copies of our games. We now offer downloadable episodes for certain of our titles. While this may serve to reduce some used game sales, we expect sales of used games to continue to affect our business.

Hardware Platforms.    The majority of our products are made for the hardware platforms developed by three companies—Sony, Microsoft and Nintendo. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms declines, which may negatively affect our business. Additionally, our development costs are generally higher for titles based on new platforms, and we have limited ability to predict the consumer acceptance of the new platforms, which may impact our sales and profitability. As a result, we believe it is important to focus our development efforts on a select number of titles, which is consistent with our strategy.

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

Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and services. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download through the Internet (from websites we own and others owned by third-parties). We also offer downloadable add-on content to our packaged goods titles. In addition, we have several initiatives underway to develop online games primarily for Asian markets. We expect online delivery of games and game services to become an increasing part of our business over the long-term.

Product Releases

We released the following key titles in fiscal year 2011:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
First quarter ended June 30, 2010
Grand Theft Auto: Episodes from Liberty City	Rockstar Games	Internal	PS3, PC	April 13, 2010
Red Dead Redemption	Rockstar Games	Internal	PS3, Xbox 360	May 18, 2010
Second quarter ended September 30, 2010
Mafia® II	2K Games	Internal	PS3, Xbox 360, PC	August 24, 2010
NHL® 2K11	2K Sports	Internal	Wii, iPhone, iPod touch	August 24, 2010
New Carnival Games®	2K Play	Internal	Wii, DS	September 21, 2010
Sid Meier's Civilization® V	2K Games	Internal	PC	September 21, 2010
Third quarter ended December 31, 2010
NBA® 2K11	2K Sports	Internal	PS3, PS2, PSP, Xbox 360, Wii, PC	October 5, 2010
Red Dead Redemption Undead Nightmare	Rockstar Games	Internal	PS3, Xbox 360	October 14, 2010
Grand Theft Auto IV: Complete	Rockstar Games	Internal	PS3, Xbox 360	October 26, 2010
Nickelodeon Fit	2K Play	External	Wii	November 10, 2010
Fourth quarter ended March 31, 2011
Major League Baseball 2K11	2K Sports	Internal	PS3, PS2, PSP, Xbox 360, Wii, PC	March 8, 2011
Top Spin 4	2K Sports	Internal	PS3, Xbox 360, Wii	March 15, 2011

Product Pipeline

We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Actual/ Expected Release Date
L.A. Noire	Rockstar Games	External	PS3, Xbox 360	May 17, 2011 (released)
Duke Nukem Forever	2K Games	External	PS3, Xbox 360, PC	June 10, 2011
The Darkness II	2K Games	External	PS3, Xbox 360, PC	October 4, 2011
XCOM®	2K Games	Internal	Xbox 360, PC	Fiscal year 2012
BioShock® Infinite	2K Games	Internal	PS3, Xbox 360, PC	Calendar year 2012
Spec Ops: The Line	2K Games	External	PS3, Xbox 360, PC	Fiscal year 2013
Max Payne 3	Rockstar Games	Internal	PS3, Xbox 360, PC	To be announced

Fiscal 2011 Financial Summary

Our fiscal year ended March 31, 2011 net revenue was led by titles from a variety of our top franchises, including Red Dead Redemption, NBA 2K11 and Mafia II. Our net revenue grew to $1,136.9 million, an increase of $373.9 million or 49.0% from the fiscal year ended March 31, 2010.

For the fiscal year ended March 31, 2011, our net income was $48.5 million, as compared to a net loss of $123.0 million in the prior year. Earnings per share for the fiscal year ended March 31, 2011 was $0.56, as compared to a net loss per share of $1.58 for the fiscal year ended March 31, 2010. Net income increased for the fiscal year ended March 31, 2011 as compared to the fiscal year ended March 31, 2010 primarily as a result of (1) an increase of $373.9 million in net revenue, (2) an increase of 4 points in our gross profit as a percent of net revenue, (3) a decrease of 13 points in our operating expenses as a percent of net revenue, (4) a decrease of $5.3 million in interest and other, net, expense and (5) the recognition of a $14.8 million goodwill and intangible assets impairment charge, which is reported in loss from discontinued operations, for the fiscal year ended March 31, 2010.

At March 31, 2011, we had $280.4 million of cash and cash equivalents, compared to $145.8 million at March 31, 2010. Our increase in cash and cash equivalents from March 31, 2010 was primarily derived from operating cash flows.

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

Revenue Recognition

We recognize revenue upon the transfer of title and risk of loss to our customers. Accordingly, we recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally based on a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Certain products are sold to customers with a street date (i.e., the earliest date these products may be sold by retailers). For these products we recognize revenue on the later of the street date or the sale date.

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

Certain of our software products include in-game advertising for third-party products. Advance payments received for in-game advertising are reported on the balance sheet as deferred revenue until we meet our performance obligations, at which point we recognize the revenue, which is generally at the time of the initial release of the product.

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

Software Development Costs and Licenses

Capitalized software development costs include direct costs incurred for internally developed titles and payments made to third-party software developers under development agreements.

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

We enter into agreements with third-party developers that require us to make payments for game development and production services. In exchange for these payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements allow us to fully recover these payments to the developers at an agreed upon royalty rate earned on the subsequent retail sales of such software, net of any agreed upon costs. We capitalize all development and production service payments to third-party developers as software development costs. On a product-by-product basis, we reduce software development costs and record a corresponding amount of research and development expense for any costs incurred by third-party developers prior to establishing technological feasibility of a product. We typically enter into agreements with third-party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. When we contract with third-party developers, we generally select third-party developers that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third-party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

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

Business Combinations—Goodwill and Intangible Assets.    We must estimate the fair value of assets acquired and liabilities assumed in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is an asset that is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of expected use of the asset, the expected cost to extinguish the liability or our expectations related to the timing and the successful completion of development of an acquired in-process technology. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements.

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

We evaluate our goodwill annually for impairment or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require reductions to recorded intangible asset balances.

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

We have granted stock options to non-employees, which were subject to variable accounting. When variable accounting is applied to stock option grants, we re-measure the fair value of the unvested options at the end of each reporting period or until the options are cancelled or expire unexercised. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period, both of which are based on the price of our common stock at such dates. As a result, fluctuations in the price of our common stock will change compensation expense recognized by us each reporting period.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our statements of operations, net revenue by geographic region and net revenue by platform:

	Fiscal Year Ended March 31,		Fiscal Year Ended October 31,
	2011	2010	2009	2008
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.6%	64.8%	66.7%	57.6%

Gross profit	39.4%	35.2%	33.3%	42.4%

Selling and marketing	15.5%	20.3%	20.2%	12.5%
General and administrative	9.6%	15.2%	18.6%	13.5%
Research and development	6.1%	7.6%	9.1%	5.2%
Business reorganization and related	0.0%	0.0%	0.0%	0.4%
Depreciation and amortization	1.3%	2.1%	2.5%	1.7%

Total operating expenses	32.5%	45.2%	50.4%	33.3%

Income (loss) from operations	6.9%	(10.0)%	(17.1)%	9.1%
Interest and other, net	(1.2)%	(2.5)%	(0.9)%	(0.3)%

Income (loss) from continuing operations before income taxes	5.7%	(12.5)%	(18.0)%	8.8%

Provision for income taxes	1.0%	1.7%	0.6%	1.1%

Income (loss) from continuing operations	4.7%	(14.2)%	(18.6)%	7.7%
Income (loss) from discontinued operations, net of taxes	(0.5)%	(1.9)%	(1.4)%	0.2%

Net income (loss)	4.2%	(16.1)%	(20.0)%	7.9%

Net revenue by geographic region:
United States and Canada	60.8%	67.0%	62.7%	56.5%
Europe, Asia Pacific and Other	39.2%	33.0%	37.3%	43.5%
Net revenue by platform:
Console	85.7%	80.4%	74.4%	89.9%
Handheld	4.6%	10.3%	13.9%	6.3%
PC	9.3%	8.7%	11.3%	3.3%
Other	0.4%	0.6%	0.4%	0.5%

Fiscal Years Ended March 31, 2011 and 2010

(thousands of dollars)	2011	%	2010	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$1,136,876	100.0%	$762,941	100.0%	$373,935	49.0%
Product costs	326,936	28.8%	253,369	33.2%	73,567	29.0%
Software development costs and royalties(1)	172,397	15.2%	140,397	18.4%	32,000	22.8%
Internal royalties	115,032	10.1%	35,195	4.6%	79,837	226.8%
Licenses	75,016	6.6%	65,618	8.6%	9,398	14.3%

Cost of goods sold	689,381	60.6%	494,579	64.8%	194,802	39.4%

Gross profit	$447,495	39.4%	$268,362	35.2%	$179,133	66.8%

(1)
Includes $10,695 and $5,213 of stock-based compensation expense in 2011 and 2010, respectively.

Net revenue increased $373.9 million for the fiscal year ended March 31, 2011 as compared to the prior year, primarily due to the releases of Red Dead Redemption in May 2010 and Mafia II in August 2010 and a period-over-period increase in our NBA franchise. Partially offsetting the increase in net revenue were decreases in BioShock 2 and Borderlands, which were released in February 2010 and October 2009, respectively, and a decrease in sales of our Grand Theft Auto franchise of approximately $63.5 million. The decrease in our Grand Theft Auto franchise was primarily due to decreases in sales from Grand Theft Auto IV and Grand Theft Auto: Chinatown Wars as well as from downloadable episodes Grand Theft Auto IV: The Lost and Damned and Grand Theft Auto: The Ballad of Gay Tony, which released in prior periods, partially offset by the current year release of Grand Theft Auto IV: Complete.

Net revenue on current generation consoles accounted for approximately 83.9% of our total net revenue for the fiscal year ended March 31, 2011, as compared to 74.9% for the prior year. The increase is primarily due to releases of Red Dead Redemption in May 2010 and Mafia II in August 2010 and a period-over-period increase in our NBA franchise. PC sales increased to approximately 9.3% of our total net revenue for the fiscal year ended March 31, 2011, as compared to 8.7% for the prior year, primarily due to the September 2010 release of Sid Meier's Civilization® V. Handheld sales decreased to 4.6% of our total net revenue for the fiscal year ended March 31, 2011, as compared to 10.3% for the prior year primarily due to a decrease in sales of Grand Theft Auto: Chinatown Wars, which released on the PSP in October 2009 and the Nintendo DS in March 2009, as well as the impact of the increased net revenue on current generation consoles for the fiscal year ended March 31, 2011 mentioned above.

Gross profit as a percentage of net revenue increased in 2011 compared to the prior year primarily due to improved pricing mix resulting from the release of Red Dead Redemption in May 2010 and higher development royalties in the prior year primarily due to the October 2009 release of the externally developed Borderlands, partially offset by higher internal royalty expense, which was primarily due to increased income generated from Red Dead Redemption.

Net revenue earned outside of North America accounted for approximately $445.7 million (39.2%) for the fiscal year ended March 31, 2011, as compared to $252.1 million (33.0%) in the prior year. The increase was primarily due to the global release of Red Dead Redemption in May 2010 while 2K Sports titles, which are mostly sold in North America, made up a larger proportion of our net revenue during the fiscal year ended March 31, 2010. Foreign exchange rates decreased net revenue and gross profit by approximately $9.1 million and $1.1 million, respectively, for the fiscal year ended March 31, 2011 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2011	% of net revenue	2010	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$176,294	15.5%	$154,519	20.3%	$21,775	14.1%
General and administrative	109,484	9.6%	115,673	15.2%	(6,189)	(5.4)%
Research and development	69,576	6.1%	57,888	7.6%	11,688	20.2%
Depreciation and amortization	14,999	1.3%	16,403	2.1%	(1,404)	(8.6)%

Total operating expenses(1)	$370,353	32.5%	$344,483	45.2%	$25,870	7.5%

(1)
Includes stock-based compensation expense, as follows:

	2011	2010
Selling and marketing	$4,659	$3,321
General and administrative	$9,781	$14,319
Research and development	$3,630	$3,650

Foreign currency exchange rates decreased total operating expenses by approximately $2.0 million in the fiscal year ended March 31, 2011 as compared to the prior year.

Selling and marketing

Selling and marketing expenses increased $21.8 million for the fiscal year ended March 31, 2011, as compared to the prior year primarily due to higher advertising expenses related to Red Dead Redemption and Mafia II partially offset by lower advertising expenses incurred for the February 2010 release of BioShock 2, the October 2009 release of Borderlands and the Grand Theft Auto franchise.

General and administrative

General and administrative expenses decreased $6.2 million for the fiscal year ended March 31, 2011, as compared to the prior year primarily due to reduced salary expense as a result of cost cutting initiatives, $2.5 million of income as a result of a favorable legal settlement and $2.4 million of reduced stock-based compensation expense related to the stock options issued to ZelnickMedia as they became fully vested in August 2010. The decrease was partially offset by higher performance-based incentive compensation as a result of the Company's improved performance.

General and administrative expenses for the fiscal years ended March 31, 2011 and 2010 include occupancy expense (primarily rent, utilities and office expenses) of $14.3 million and $14.8 million, respectively, related to our development studios.

Research and development

Research and development expenses increased $11.7 million for the fiscal year ended March 31, 2011, as compared to the prior year primarily due to lower payroll capitalization rates at our development studios due to the transition of efforts being refocused to new projects following the May 2010 release of Red Dead Redemption and an increase in production expenses.

Depreciation and amortization

Depreciation and amortization expenses decreased $1.4 million for the fiscal year ended March 31, 2011, as compared to the prior year primarily due to lower purchases of fixed assets during the current period.

Interest and other, net

(thousands of dollars)	2011	% of net revenue	2010	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Interest expense, net	$(15,248)	(1.3)%	$(13,584)	(1.8)%	$(1,664)	12.2%
Loss on sale of subsidiary	(106)	0.0%	(3,831)	(0.5)%	3,725	(97.2)%
Foreign exchange gain (loss)	1,414	0.1%	(609)	(0.1)%	2,023	(332.2)%
Other	421	0.0%	(770)	(0.1)%	1,191	(154.7)%

Interest and other, net	$(13,519)	(1.2)%	$(18,794)	(2.5)%	$5,275	(28.1)%

Interest and other, net was an expense of $13.5 million for the fiscal year ended March 31, 2011, as compared to an expense of $18.8 million for the fiscal year ended March 31, 2010, primarily due to a loss on the sale of our Italian subsidiary during the fiscal year ended March 31, 2010 and we recorded a greater foreign exchange gain for the fiscal year ended March 31, 2011, partially offset by higher interest expense. The increase in interest expense, net is primarily due to higher average debt and interest rates for the fiscal year ended March 31, 2011.

Provision for income taxes

Income tax expense was $9.8 million for the fiscal year ended March 31, 2011, compared to $13.1 million for the fiscal year ended March 31, 2010. The tax in 2011 is due to increased income in the foreign jurisdictions, while the 2010 tax expense related to an increase to our valuation allowance as a result of deferred tax liabilities related to goodwill and a tax expense resulting from the cancellation of stock options. Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances and changes in gross unrecognized tax benefits during both the 2011 and 2010 periods. Our valuation allowances decreased by $15.2 million during the 2011 period primarily due to the use of net operating losses, while our valuation allowance increased by $25.1 million during the same period in 2010 primarily due to taxable losses incurred during the period.

As of March 31, 2011, we had gross unrecognized tax benefits, including interest and penalties, of $15.1 million, all of which would affect our effective tax rate if realized. For the fiscal year ended March 31, 2011, gross unrecognized tax benefits increased by $4.2 million, primarily related to domestic tax issues. We are generally no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended October 31, 2007 and state income tax returns for periods prior to fiscal year ended October 31, 2004. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended October 31, 2005. U.S. federal taxing authorities have completed examinations of our income tax returns through the fiscal years ended October 31, 2006 and have recently informed us of their intent to audit subsequent years through fiscal year ending October 31, 2009. Certain U.S. state taxing authorities are currently examining our income tax returns from fiscal years ended October 31, 2004 through October 31, 2006. In addition, tax authorities in certain non-U.S. jurisdictions are currently examining our income tax returns. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Discontinued operations

Loss from discontinued operations, net of income tax, reflects the results of our former distribution business for which the net assets were sold in February 2010. For the fiscal year ended March 31, 2011, the loss was $5.3 million as compared to a loss of $14.9 million for the prior year. The loss during the fiscal year ended March 31, 2011 is primarily due to costs associated with a net liability for a lease assumption without economic benefit. The loss generated during the fiscal year ended March 31, 2010 is primarily due to the impairment of goodwill and intangible assets, net of income tax, and also reflected our active involvement in the distribution business at that time.

Net income (loss) and earnings (loss) per share

For the fiscal year ended March 31, 2011, our net income was $48.5 million, as compared to a net loss of $123.0 million in the prior year. Earnings per share for the fiscal year ended March 31, 2011 was $0.56, as compared to a net loss per share of $1.58 for the fiscal year ended March 31, 2010. Total weighted average shares outstanding for the fiscal year ended March 31, 2011 increased compared to the prior year period primarily due to the inclusion of the dilutive impact of participating restricted stock for the fiscal year ended March 31, 2011 and the vesting of restricted stock over the last twelve months.

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

(1)
Includes $6,094 and $13,461 of stock-based compensation expense, respectively.

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

Gross profit as a percentage of net revenue decreased for the fiscal year ended October 31, 2009 as compared to the prior year, which included the initial release period of Grand Theft Auto IV, one of our highest margin products. Product costs increased as a percentage of net revenue, primarily due to volume based manufacturing discounts that were recorded in connection with our release of Grand Theft Auto IV in the 2008 period. Additionally, software development costs and royalties increased as a percentage of net revenue in 2009 as we incurred higher royalty costs associated with the increased number of externally developed titles released in 2009, primarily related to the October 2009 release of Borderlands. Also, software development costs and royalties were negatively impacted by impairments related to our Major League Baseball titles partially offset by impairments recorded in 2008. Internal royalties decreased from the prior year period primarily due to decreased sales and profitability in our publishing business and a change in the compensation structure at our Rockstar Games label, where internal royalties were previously calculated using a net sales formula and are now calculated based on a profit share formula. License costs increased as a percentage of net revenue as we are not expecting to generate the revenue necessary to exceed the minimum commitments due under our license agreements with Major League Baseball entities. As a result we accelerated the amortization of certain license costs related to the contract and impaired development costs related to future titles. Additionally, we offered greater price concessions in the 2009 period, primarily due to the economic slowdown and increased pressure to reduce prices on certain titles.

Revenue earned from licensing our intellectual property to third-parties and other ancillary revenues decreased to $25.2 million for the fiscal year ended October 31, 2009 compared to $33.2 million in 2008, primarily due to the October 2008 release of Grand Theft Auto IV for the PS3 and Xbox 360 in Japan. We recognize substantially higher gross profit margins on revenue earned in connection with licensing our products.

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

Selling and marketing

Selling and marketing expenses decreased $12.4 million for the fiscal year ended October 31, 2009 as compared to the same period in 2008 primarily due to a decrease of $6.8 million in advertising and marketing expense primarily related to the release of Grand Theft Auto IV in April 2008 with no comparable product in the current year; and a decrease of $4.3 million in personnel and severance costs due to lower incentive based compensation as well as savings from the restructuring and termination of employees in our European operations in December 2007, partially offset by a $0.9 million increase in personnel costs in Asia due to expansion initiatives in the Asia-Pacific region.

General and administrative

General and administrative expenses decreased $35.9 million for the fiscal year ended October 31, 2009 compared to the same period in 2008 primarily due to a decrease of $20.6 million in professional fees primarily due to a $7.0 million decrease in consulting expense related to stock-based compensation expense for stock-based awards to ZelnickMedia, reflecting a decrease in the price of our common stock and lower performance-based compensation; consulting and legal fees related to the Electronic Arts tender offer also decreased by approximately $10.4 million; and a decrease of $7.2 million in personnel costs due to lower incentive based compensation and cost saving initiatives initiated in 2008.

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

Interest and other, net

(thousands of dollars)	2009	% of net revenue	2008	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Interest income (expense), net	$(9,611)	(1.4)%	$696	0.1%	$(10,307)	(1480.9)%
Gain (loss) on sale and deconsolidation	—	0.0%	396	0.0%	(396)	(100.0)%
Foreign exchange gain (loss)	4,289	0.6%	(5,047)	(0.4)%	9,336	(185.0)%
Other	(449)	(0.1)%	676	0.1%	(1,125)	(166.4)%

Interest and other, net	$(5,771)	(0.9)%	$(3,279)	(0.3)%	$(2,492)	76.0%

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

In February 2010, we completed the sale to Synnex of our Jack of all Games third-party distribution business, which primarily distributed third-party interactive entertainment software, hardware and accessories in North America for approximately $44.0 million, including $37.3 million in cash, subject to purchase price adjustments, and up to an additional $6.7 million, subject to the achievement of certain items, which were not met. In April 2011, we settled on the purchase price adjustments and as a result the purchase price was lowered by $1.5 million. Consequently, the net purchase price after the settlement was $35.8 million. As of March 31, 2011, we had recorded a liability of discontinued operations for $6.1 million primarily related to a lease assumption, which matures on September 30, 2014, and the purchase price adjustment owed to Synnex.

In June 2009, we issued $138.0 million aggregate principal amount of 4.375% convertible senior notes due 2014 ("Convertible Notes"). Interest on the Convertible Notes is payable semi-annually on June 1 and December 1 of each year, and commenced on December 1, 2009. The Convertible Notes mature on June 1, 2014, unless earlier redeemed or repurchased by the Company or converted.

The Convertible Notes are convertible at an initial conversion rate of 93.6768 shares of our common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 31, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call the Convertible Notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after December 1, 2013 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price of $10.675 per share for at least 20 trading days during the 30 consecutive trading days ended March 31, 2011. Accordingly, as of April 1, 2011, the Notes may be converted at the holder's option through June 30, 2011. If the Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these Convertible Notes as long-term debt.

At any time on or after June 5, 2012, the Company may redeem all of the outstanding Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide notice of redemption to holders of the Convertible Notes exceeds 150% of the conversion price in effect on each such trading day. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date. The indenture governing the Convertible Notes contains customary terms and covenants and events of default. As of March 31, 2011, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

In July 2007, we entered into a credit agreement which provides for borrowings of up to $140.0 million and is secured by substantially all of our assets and the equity of our subsidiaries (the "Credit Agreement"). The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at March 31, 2011 and 2010 and October 31, 2009), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at March 31, 2011 and 2010 and October 31, 2009). We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75% based on amounts borrowed.

Availability under the Credit Agreement is restricted by our domestic and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

As of March 31, 2011 there were no outstanding borrowings and $115.5 million was available to borrow. We had $1.7 million of letters of credit outstanding at March 31, 2011.

The Credit Agreement substantially limits us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third-parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30.0 million (including available borrowings under the credit facility), based on a 30-day average. As of March 31, 2011, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 43.8%, 59.8%, 56.4% and 40.4% of net revenue for the fiscal years ended March 31, 2011 and 2010 and the fiscal years ended October 31, 2009 and 2008, respectively. As of March 31, 2011 and 2010 and October 31, 2009, amounts due from our five largest customers comprised approximately 54.2%, 65.7% and 59.7% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 38.2%, 56.1% and 50.3% of such balance at March 31, 2011 and 2010 and October 31, 2009, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may impact our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

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

  •
  Contractual payments to third-party software developers that expire at various times through April 2012. Guaranteed minimum payments assume satisfactory performance; and

  •
  Operating leases, primarily related to occupancy, furniture and equipment, expiring at various times through December 2017.

A summary of annual minimum contractual obligations and commitments as of March 31, 2011 is as follows (in thousands of dollars):

Fiscal Year Ending March 31,	Licensing and Marketing	Software Development	Operating Leases	Convertible Notes Interest	Convertible Notes	Total
2012	$74,173	$20,799	$18,086	$6,038	$—	$119,096
2013	73,890	1,150	16,472	6,038	—	97,550
2014	2,000	—	14,664	6,038	—	22,702
2015	1,500	—	7,061	3,019	138,000	149,580
2016	—	—	4,253	—	—	4,253
Thereafter	—	—	2,937	—	—	2,937

Total	$151,563	$21,949	$63,473	$21,133	$138,000	$396,118

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

Income Taxes.    At March 31, 2011, the Company had recorded a liability for gross unrecognized tax benefits of $12.0 million for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, therefore, these liabilities have not been included in the contractual obligations table. See Note 14 to the Consolidated Financial Statements for additional information.

We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

Our changes in cash flows are as follows:

	Fiscal Year Ended March 31,		Fiscal Year Ended October 31,
(thousands of dollars)	2011	2010	2009	2008
Cash provided by (used in) operating activities	$134,798	$(135,702)	$(210,204)	$151,426
Cash (used in) provided by investing activities	(7,578)	23,025	(16,989)	(16,780)
Cash provided by financing activities	734	45,784	45,788	77,000
Effects of exchange rates on cash and cash equivalents	6,567	8,593	3,211	(9,126)

Net increase (decrease) in cash and cash equivalents	$134,521	$(58,300)	$(178,194)	$202,520

At March 31, 2011 we had $280.4 million of cash and cash equivalents, compared to $145.8 million at March 31, 2010. Our increase in cash and cash equivalents from March 31, 2010 was primarily due to cash from operating activities generated from the strong performance of games released during the year, primarily Red Dead Redemption, NBA 2K11 and Mafia II.

Cash and cash equivalents were positively impacted by $6.6 million during the year ended March 31, 2011 as a result of foreign currency exchange movements.

Off-Balance Sheet Arrangements

As of March 31, 2011 and 2010 and October 31, 2009, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia, and Asia. For the fiscal years ended March 31, 2011 and 2010 and the fiscal years ended October 31, 2009 and 2008, approximately 44.1%, 39.3%, 42.2% and 49.1%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at March 31, 2011), or (b) 3.25% to 3.75% above the LIBOR rate with a minimum 4.00% LIBOR Rate (7.25% at March 31, 2011), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The Convertible Notes pay interest semi-annually at a fixed rate of 4.375% per annum and we expect that there will be no fluctuation related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 12 to our Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the fiscal year ended March 31, 2011, our foreign currency translation gain adjustment was approximately $14.2 million. We recognized a foreign exchange transaction gain in interest and other, net in our Consolidated Statements of Operations for the fiscal years ended March 31, 2011 and October 31, 2009 of $1.4 million and $4.3 million, respectively, and a foreign exchange transaction loss for the fiscal years ended March 31, 2010 and October 31, 2008 of $0.6 million and $5.0 million, respectively.

We use forward foreign exchange contracts to mitigate foreign currency risk related to certain foreign currency transactions. These transactions primarily relate to non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. At March 31, 2011, we had forward contracts outstanding to purchase $2.4 million of foreign currency in exchange for U.S. dollars and $35.5 million of U.S. dollars in exchange for foreign currencies with a maturity of less than one year. For the fiscal year ended March 31, 2011, we recorded a $6.9 million loss related to foreign currency forward contracts in interest and other, net on the Consolidated Statements of Operations.

For the fiscal year ended March 31, 2011, 44.1% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.4%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.4%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data appear in a separate section of this report following Part IV. We provide details of our valuation and qualifying accounts in "Note 19—Supplementary Financial Information" to the Consolidated Financial Statements. All schedules have been omitted since the information required to be submitted has been included on the Consolidated Financial Statements or notes thereto or has been omitted as not applicable or not required.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Definition and Limitations of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constraints. In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2011, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2011.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting. The report on the audit of internal control over financial reporting is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2011. The Company intends to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before July 29, 2011). The Company's Code of Business Conduct and Ethics applicable to its directors and all employees, including senior financial officers, is available on the Company's website at www.take2games.com. If the Company makes any amendment to its Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Report:

(i)
Financial Statements. See Index to Financial Statements on page 58 of this Report.

(ii)
Financial Statement Schedule. See Note 19 to the Consolidated Financial Statements.

(iii)
Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Designation, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.4	Certificate of Amendment of the Restated Certificate of Incorporation, dated April 23, 2009.	8-K	4/23/2009	3.1
3.2	Amended and Restated By-laws of the Company	8-K	4/4/2007	99.3
3.2.1	Amendment dated March 16, 2007 to the Company's Bylaws	8-K	3/22/2007	3(ii)
3.2.2	Amendment dated April 10, 2007 to the Company's Bylaws	8-K	4/13/2007	3(ii)
3.2.3	Amendment to the Amended and Restated By-laws of the Company dated February 14, 2008	8-K	2/15/2008	3.1
3.2.4	Amendment to the Amended and Restated By-laws of the Company dated March 24, 2008	8-K	3/26/2008	3.1
3.2.5	Amended and Restated Bylaws of the Company	8-K	2/24/2010	3.1
3.3	Certificate of Designation of Series B Preferred Stock of the Company	8-K	3/26/2008	3.2
4.1	Indenture, dated as of June 3, 2009, between the Company and The Bank of New York Mellon, as Trustee	8-K	6/4/2009	4.1
4.2	Supplemental Indenture, dated as of June 3, 2009, between the Company and The Bank of New York Mellon, as Trustee, to Indenture, dated as of June 3, 2009, between the Company and The Bank of New York Mellon, as Trustee	8-K	6/4/2009	4.2
4.3	Form of Note (included in Exhibit 4.2)	8-K	6/4/2009	4.3
10.1	2002 Stock Option Plan+	10-Q	9/8/2005	10.2
10.2	Incentive Stock Plan+	10-Q	9/8/2005	10.1
10.3	Amendment to the 2002 Stock Option Plan+	8-K	4/23/2009	10.2
10.4	Amendment to the Incentive Stock Plan+	8-K	4/23/2009	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.5	2009 Stock Incentive Plan+	8-K	4/23/2009	10.1
10.6	Form of Restricted Stock Award Letter—Directors+	10-K	12/20/2007	10.23
10.7	Form of Restricted Stock Award Letter—Employees+	10-K	12/20/2007	10.24
10.8	Form of Stock Option Grant Letter+	10-K	1/31/2006	10.15
10.9	Employment Agreement dated February 28, 2007 between the Company and Seth Krauss.+	8-K	3/6/2007	10.1
10.10	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.11	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.12	Management Agreement between the Company and ZelnickMedia Corporation dated March 30, 2007+	8-K	4/4/2007	99.1
10.13	Employment Agreement between the Company and Lainie Goldstein dated July 16, 2007+	8-K	7/17/2007	10.1
10.14	Amendment dated July 26, 2007 to the Management Agreement dated March 30, 2007 between the Company and ZelnickMedia Corporation+	8-K	7/27/2007	99.1
10.15	Second Amendment, dated February 14, 2008, to the Management Agreement dated March 30, 2007 between the Company and ZelnickMedia Corporation+	8-K	2/15/2008	10.1
10.16	Employment Agreement, dated February 14, 2008, by and between the Company and Benjamin Feder+	8-K	2/15/2008	10.2
10.17	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.18	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.19	Amendment to Employment Agreement, dated March 25, 2008, by and between the Company and Lainie Goldstein+	8-K	3/26/2008	10.1
10.20	Amendment to Employment Agreement, dated March 25, 2008, by and between the Company and Seth Krauss+	8-K	3/26/2008	10.2
10.21	Employment Agreement, dated March 16, 2009, between the Company and Manuel Sousa+	10-Q	6/5/2009	10.4
10.22	Confidential License Agreement for the Wii Console dated August 20, 2007, between Nintendo of America Inc. and the Company*	10-Q	9/10/2007	10.1
10.23	Credit Agreement dated as of July 3, 2007, by and among the Company and each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the Lenders that are signatory thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent	8-K	7/9/2007	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.24	Security Agreement dated as of July 3, 2007, made by each of the Grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	7/9/2007	10.2
10.25	Amended and Restated Credit Agreement dated as of November 16, 2007, by and among the Company and each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the Lenders that are signatory thereto and Wells Fargo Foothill, Inc., as the arranger and administrative agent	8-K	11/20/2007	99.1
10.26	Supplement to Security Agreement dated as of November 16, 2007, made by each of the grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	11/20/2007	99.2
10.27	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002	10-Q	9/16/2002	10.2
10.28	Xbox 360 Publisher License Agreement dated November 17, 2006, between Microsoft Licensing, GP and the Company*	10-Q	6/9/2006	10.1
10.29	First Amendment to the Amended and Restated Credit Agreement, dated as of February 7, 2008, by and between the Company and each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the Lenders that are signatory thereto, Take Two GB Ltd., Wells Fargo Foothill, Inc., as the arranger and administrative agent and CitiCapital Commercial Corporation, as the syndication agent	8-K	2/13/2008	10.1
10.30	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1
10.31	Convertible Note Hedge Transaction Confirmation, May 28, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.1
10.32	Convertible Note Hedge Transaction Confirmation, May 28, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.2
10.33	Convertible Note Hedge Transaction Confirmation, dated May 29, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.3
10.34	Convertible Note Hedge Transaction Confirmation, dated May 29, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.35	Warrant Transaction Confirmation, dated May 28, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.5
10.36	Warrant Transaction Confirmation, dated May 28, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.6
10.37	Warrant Transaction Confirmation, dated May 29, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.7
10.38	Warrant Transaction Confirmation, dated May 29, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.8
10.39	Second Amendment to Employment Agreement, dated December 16, 2009, by and between the Company and Lainie Goldstein+	10-K	12/18/2009	10.41
10.40	Asset Purchase Agreement, dated December 21, 2009, by and among SYNNEX Corporation, Jack of All Games, Inc., Jack of All Games (Canada), Inc., and solely for purposes of Section 9.2 therein, the Company	8-K	12/21/2009	10.1
10.41	Agreement by and among the Company and the persons and entities listed on Schedule A thereto, whereby the Company agrees to include certain persons in its slate of nominees for directors of the Company at the Company's 2010 Annual Meeting of Stockholders	8-K	1/21/2010	10.1
10.42	First Amendment, effective August 21, 2009, to the Confidential License Agreement, effective February 21, 2007, by and among Nintendo of America Inc. and Take-Two Interactive Software, Inc. and certain of its affiliates party thereto	10-Q	3/10/2010	10.3
10.43	Management Agreement, dated as of May 20, 2011, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	8-K	5/24/2011	10.1
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Document.				X

+
Represents a management contract or compensatory plan or arrangement.

*
Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2011 and 2010 and October 31, 2009, (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2011 and 2010 (unaudited), five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008, (iii) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2011 and 2010 (unaudited), five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008, (iv) Consolidated Statements of Stockholders' Equity for the fiscal years ended October 31, 2008 and 2009, the five months ended March 31, 2010 and the fiscal year ended March 31, 2011; and (v) Notes to the Consolidated Financial Statements tagged as blocks of text.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
YEAR ENDED MARCH 31, 2011

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets—At March 31, 2011 and 2010 and October 31, 2009	61
Consolidated Statements of Operations—For the fiscal years ended March 31, 2011 and 2010 (unaudited), five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008	62
Consolidated Statements of Cash Flows—For the fiscal years ended March 31, 2011 and 2010 (unaudited), five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008	63
Consolidated Statements of Stockholders' Equity—For the fiscal years ended October 31, 2008 and 2009, the five months ended March 31, 2010 and the fiscal year ended March 31, 2011	65
Notes to the Consolidated Financial Statements	66

(All other items in this report are inapplicable)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. as of March 31, 2011 and 2010 and October 31, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended March 31, 2011, the five months ended March 31, 2010, and each of the years ended October 31, 2009 and October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Take-Two Interactive Software, Inc. at March 31, 2011 and 2010 and October 31, 2009, and the consolidated results of its operations and its cash flows for the year ended March 31, 2011, the five months ended March 31, 2010, and each of the years ended October 31, 2009 and October 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Take-Two Interactive Software, Inc.'s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

May 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited Take-Two Interactive Software, Inc.'s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Take-Two Interactive Software, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Take-Two Interactive Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Take-Two Interactive Software, Inc. as of March 31, 2011 and 2010 and October 31, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended March 31, 2011, the five months ended March 31, 2010, and each of the years ended October 31, 2009 and October 31, 2008 of Take-Two Interactive Software, Inc. and our report dated May 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

May 24, 2011

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2011	March 31, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$280,359	$145,838	$102,083
Accounts receivable, net of allowances of $42,900, $72,535 and $37,191 at March 31, 2011 and 2010 and October 31, 2009, respectively	84,217	74,135	181,065
Inventory	24,578	24,479	26,687
Software development costs and licenses	131,676	114,608	167,341
Prepaid taxes and taxes receivable	8,280	8,654	8,814
Prepaid expenses and other	37,493	51,704	47,473
Assets of discontinued operations	—	7,182	95,104

Total current assets	566,603	426,600	628,567

Fixed assets, net	19,632	23,571	27,049
Software development costs and licenses, net of current portion	138,320	139,340	75,521
Goodwill	225,170	216,289	220,881
Other intangibles, net	17,833	22,729	23,224
Other assets	4,101	10,747	31,886

Total assets	$971,659	$839,276	$1,007,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,153	$45,913	$114,379
Accrued expenses and other current liabilities	158,459	134,449	172,784
Deferred revenue	13,434	11,944	6,334
Liabilites of discontinued operations	2,842	17,561	60,796

Total current liabilities	230,888	209,867	354,293

Long-term debt	107,239	99,865	97,063
Income taxes payable	12,037	7,980	10,146
Deferred income taxes, net	2,961	941	—
Liabilites of discontinued operations, net of current portion	3,255	—	—

Total liabilities	356,380	318,653	461,502

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—	—
Common stock, $.01 par value, 150,000 shares authorized; 86,119, 83,977 and 81,925 shares issued and outstanding at March 31, 2011 and 2010 and October 31, 2009, respectively	861	840	819
Additional paid-in capital	706,482	674,477	658,794
Accumulated deficit	(102,523)	(150,981)	(122,179)
Accumulated other comprehensive income (loss)	10,459	(3,713)	8,192

Total stockholders' equity	615,279	520,623	545,626

Total liabilities and stockholders' equity	$971,659	$839,276	$1,007,128

See accompanying Notes.

 TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended March 31,		Five Months Ended March 31,	Fiscal Year Ended October 31,
	2011	2010	2010	2009	2008
		(Unaudited)
Net revenue	$1,136,876	$762,941	$359,231	$701,057	$1,231,106
Cost of goods sold	689,381	494,579	222,396	467,576	709,719

Gross profit	447,495	268,362	136,835	233,481	521,387
Selling and marketing	176,294	154,519	72,402	141,962	154,396
General and administrative	109,484	115,673	43,466	130,376	166,228
Research and development	69,576	57,888	25,279	63,748	63,929
Business reorganization and related	—	—	—	—	4,478
Depreciation and amortization	14,999	16,403	6,622	17,574	21,322

Total operating expenses	370,353	344,483	147,769	353,660	410,353

Income (loss) from operations	77,142	(76,121)	(10,934)	(120,179)	111,034
Interest and other, net	(13,519)	(18,794)	(11,352)	(5,771)	(3,279)

Income (loss) from continuing operations before income taxes	63,623	(94,915)	(22,286)	(125,950)	107,755

Provision for income taxes	9,819	13,145	4,266	4,487	13,271

Income (loss) from continuing operations	53,804	(108,060)	(26,552)	(130,437)	94,484
Income (loss) from discontinued operations, net of taxes	(5,346)	(14,935)	(2,250)	(10,017)	2,613

Net income (loss)	$48,458	$(122,995)	$(28,802)	$(140,454)	$97,097

Earnings (loss) per share:
Continuing operations	$0.62	$(1.39)	$(0.34)	$(1.70)	$1.23
Discontinued operations	(0.06)	(0.19)	(0.03)	$(0.13)	0.03

Basic earnings (loss) per share	$0.56	$(1.58)	$(0.37)	$(1.83)	$1.26

Continuing operations	$0.62	$(1.39)	$(0.34)	$(1.70)	$1.22
Discontinued operations	(0.06)	(0.19)	(0.03)	(0.13)	0.03

Diluted earnings (loss) per share	$0.56	$(1.58)	$(0.37)	$(1.83)	$1.25

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,		Five Months Ended March 31,	Fiscal Year Ended October 31,
	2011	2010	2010	2009	2008
		(Unaudited)
Operating activities:
Net income (loss)	$48,458	$(122,995)	$(28,802)	$(140,454)	$97,097

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and impairment of software development costs and licenses	143,811	112,742	50,956	105,521	146,102
Depreciation and amortization	14,999	16,403	6,622	17,574	21,322
Loss (income) from discontinued operations	5,346	14,935	2,250	10,017	(2,613)
Amortization and impairment of intellectual property	3,927	109	40	478	2,350
Stock-based compensation	28,765	26,503	10,479	25,933	40,387
Loss on sale of subsidiary	—	3,831	3,831	—	—
Deferred income taxes	(1,095)	4,550	761	3,432	(391)
Amortization of discount on Convertible Notes	7,374	5,457	2,802	2,655	—
Amortization of debt issuance costs	1,251	1,136	521	852	562
Other, net	(1,097)	788	1,086	(4,456)	4,539
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	(10,082)	(3,332)	106,930	(57,275)	(50,392)
Inventory	(99)	5,581	1,893	11,792	(7,403)
Software development costs and licenses	(156,782)	(171,855)	(61,563)	(164,828)	(157,076)
Prepaid expenses, other current and other non-current assets	16,943	(14,091)	(6,420)	(309)	11,608
Deferred revenue	1,490	(12,371)	5,610	(49,829)	(5,381)
Accounts payable, accrued expenses, income taxes payable and other liabilities	41,217	(5,314)	(95,604)	13,728	36,672
Net cash (used in) provided by discontinued operations	(9,628)	2,221	5,187	14,965	14,043

Net cash provided by (used in) operating activities	134,798	(135,702)	6,579	(210,204)	151,426

Investing activities:
Purchase of fixed assets	(9,653)	(9,933)	(3,149)	(11,176)	(12,123)
Cash received from sale of business	3,075	2,512	2,512	—	—
Net cash provided by discontinued operations	—	37,250	37,250	—	2,846
Payments in connection with business combinations, net of cash acquired	(1,000)	(6,804)	(991)	(5,813)	(7,503)

Net cash (used in) provided by investing activities	(7,578)	23,025	35,622	(16,989)	(16,780)

Financing activities:
Proceeds from exercise of employee stock options	734	18	—	22	25,962
Net (payments) borrowings on line of credit	—	(70,000)	—	(70,000)	52,000
Proceeds from issuance of Convertible Notes	—	138,000	—	138,000	—
Purchase of convertible note hedges	—	(43,592)	—	(43,592)	—
Issuance of warrants to purchase common stock	—	26,342	—	26,342	—
Payment of debt issuance costs	—	(4,984)	—	(4,984)	(962)

Net cash provided by financing activities	734	45,784	—	45,788	77,000

Effects of exchange rates on cash and cash equivalents	6,567	8,593	1,554	3,211	(9,126)

Net increase (decrease) in cash and cash equivalents	134,521	(58,300)	43,755	(178,194)	202,520
Cash and cash equivalents, beginning of year	145,838	204,138	102,083	280,277	77,757

Cash and cash equivalents, end of period	$280,359	$145,838	$145,838	$102,083	$280,277

See accompanying Notes.

 TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Fiscal Year Ended October 31, 2008
Supplemental information of businesses acquired:
Fair value of assets acquired
Current assets	$381
Non-current assets	9,296
Intangible assets	1,300
Goodwill	29,518
Less, liabilities assumed
Current liabilities	(1,519)

Net assets of businesses acquired, excluding cash	$38,976

Net cash paid for businesses acquired	$4,128
Additional consideration in connection with acquisitions	5,620
Issuance of common stock in connection with acquisitions	29,228

Total consideration	$38,976

	Fiscal Year Ended March 31,		Five Months Ended March 31,	Fiscal Year Ended October 31,
	2011	2010	2010	2009	2008
		(Unaudited)
Supplemental data:
Interest paid	$7,361	$5,196	$3,680	$4,371	$3,018
Income taxes (received) paid	$6,336	$1,673	$10,519	$(5,423)	$(16,484)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital			Total Stockholders' Equity
	Shares	Amount
Balance, October 31, 2007	74,273	$743	$513,297	$(77,747)	$34,861	$471,154

Net income				97,097		97,097
Change in cumulative foreign currency translation adjustment	—	—	—	—	(42,374)	(42,374)
Cumulative effect of adopting uncertain tax position guidance	—	—	—	(1,075)	—	(1,075)
Proceeds from exercise of stock options	1,236	12	25,950	—	—	25,962
Stock-based compensation	—	—	35,341	—	—	35,341
Issuance of common stock in connection with acquisition	1,550	16	29,212	—	—	29,228
Issuance of restricted stock, net of forfeitures and cancellations	635	6	(221)	—	—	(215)

Balance, October 31, 2008	77,694	777	603,579	18,275	(7,513)	615,118

Net loss				(140,454)		(140,454)
Change in cumulative foreign currency translation adjustment	—	—	—	—	15,705	15,705
Proceeds from exercise of stock options	2	—	22	—	—	22
Purchase of call options	—	—	(43,592)	—	—	(43,592)
Sale of warrants	—	—	26,342	—	—	26,342
Stock-based compensation	—	—	31,193	—	—	31,193
Adoption of new accounting guidance related to convertible debt	—	—	42,018	—	—	42,018
Issuance of restricted stock, net of forfeitures and cancellations	4,229	42	(42)	—	—	—
Income tax effect of stock award cancellations and forfeitures	—	—	(726)	—	—	(726)

Balance, October 31, 2009	81,925	819	658,794	(122,179)	8,192	545,626

Net loss				(28,802)		(28,802)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(11,905)	(11,905)
Stock-based compensation	—	—	12,930	—	—	12,930
Issuance of restricted stock, net of forfeitures and cancellations	2,052	21	(21)	—	—	—
Income tax effect of stock award cancellations and forfeitures	—	—	2,774	—	—	2,774

Balance, March 31, 2010	83,977	840	674,477	(150,981)	(3,713)	520,623

Net income				48,458		48,458
Change in cumulative foreign currency translation adjustment	—	—	—	—	14,172	14,172
Proceeds from exercise of stock options	65	1	732	—	—	733
Stock-based compensation	—	—	29,293	—	—	29,293
Issuance of restricted stock, net of forfeitures and cancellations	1,884	18	(18)	—	—	—
Issuance of common stock in connection with acquisition	193	2	1,998	—	—	2,000

Balance, March 31, 2011	86,119	$861	$706,482	$(102,523)	$10,459	$615,279

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

Change in Fiscal Year

On October 25, 2010, the Company's Board of Directors approved a change in the Company's fiscal year end from October 31 to March 31. A Transition Report on Form 10-KT was filed for the period from, and including the financial information for, the five-month period from November 1, 2009 to March 31, 2010. For comparative purposes, an unaudited Statement of Operations and Statement of Cash Flows have been included for the fiscal year ended March 31, 2010. The reported numbers for the fiscal year ended March 31, 2010, which have not been audited, are derived from the books and records of the Company and, in the opinion of management, reflect all adjustments necessary to present the financial position and results of operations in accordance with generally accepted accounting principles.

Reclassifications

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes. As discussed in Note 2, the Company has reclassified certain prior year amounts for adjustments related to our discontinued operations.

Discontinued Operations

In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of all Games third-party distribution business, which primarily distributed third-party interactive entertainment software, hardware and accessories in North America. The financial results of our distribution business have been classified as discontinued operations in the Consolidated Statements of Operations for all of the periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented. See Note 2 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to Consolidated Financial Statements relate to the Company's continuing operations.

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

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2011 and 2010 and October 31, 2009 we had $20,091, $14,667 and $9,235, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying Consolidated Balance Sheets because its use was restricted.

The estimated fair value of the Company's Convertible Notes (defined in Note 12) is $124,829 at March 31, 2011. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies. From time to time, we use forward exchange contracts to mitigate foreign currency risk associated with foreign currency assets and liabilities, consisting primarily of cash balances and certain non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. We do not designate foreign currency forward contracts as hedging instruments and accordingly, we mark to market our foreign currency forward contracts each period and any gains and losses are recognized in net income (loss). At March 31, 2011, we had forward contracts outstanding to purchase $2,399 of foreign currency in exchange for U.S. dollars and to purchase $35,539 of U.S. dollars in exchange for foreign currencies with maturities of less than one year. The fair value of our foreign currency forward contracts was immaterial as of March 31, 2011. At March 31, 2010, we had forward contracts outstanding to purchase $19,200 of foreign currency in exchange for U.S. dollars and to purchase $17,600 of U.S. dollars in exchange for foreign currencies with maturities of less than one year. The fair value of our foreign currency forward contracts was immaterial as of March 31, 2010. At October 31, 2009, we had forward contracts outstanding to purchase $30,400 of foreign currency in exchange for U.S. dollars with a maturity of less than one year. The fair value of our foreign currency forward contracts was immaterial as of October 31, 2009. For the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, we recorded losses of $6,901, $953, $2,300 and $73, respectively, related to foreign currency forward contracts in interest and other, net on the Consolidated Statements of Operations.

Concentration of Credit Risk and Accounts Receivable

We maintain cash balances at several major financial institutions. While we attempt to limit credit exposure with any single institution, balances often exceed insurable amounts.

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 43.8%, 59.8%, 55.7%, 56.4%, and 40.4% of net revenue during the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008, respectively. As of March 31, 2011 and 2010 and October 31, 2009, the five largest customers accounted for 54.2%, 65.7% and 59.7% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 38.2%, 56.1% and 50.3% of such balances at March 31, 2011 and 2010 and October 31, 2009, respectively. Except for the largest customers noted above, all receivable balances from the remaining individual customers are less than 10% of our net receivable balance. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

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

Software Development Costs and Licenses

Capitalized software development costs include direct costs incurred for internally developed titles and payments made to third-party software developers under development agreements.

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

We enter into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements allow us to fully recover these payments to the developers at an agreed upon royalty rate earned on the subsequent retail sales of such software, net of any agreed upon costs. We capitalize all development and production service payments to third-party developers as software development costs and licenses. On a product-by-product basis, we reduce software development costs and record a corresponding amount of research and development expense for any costs incurred by third-party developers prior to establishing technological feasibility of a product. We typically enter into agreements with third-party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. When we contract with third-party developers, we generally select those that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third-party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

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

We perform an annual test for impairment of goodwill as of the beginning of August, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. We use a combination of the income approach, which uses discounted cash flows and the market approach, which uses market capitalization and comparable companies' data. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and the determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. Our estimates for market growth are based on historical data, various internal estimates and observable external sources when available, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business.

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

Revenue Recognition

We earn our revenue from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third-party developers.

We recognize revenue upon the transfer of title and risk of loss to our customers. We recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally based on a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Certain products are sold to customers with a street date (i.e., the earliest date these products may be sold by retailers). For these products we recognize revenue on the later of the street date or the sale date.

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

Certain of our software products include in-game advertising for third-party products. Advance payments received for in-game advertising are reported on our Consolidated Balance Sheets as deferred revenue until we meet our performance obligations, at which point we recognize the revenue, which is generally at the time of the initial release of the product.

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

Generally, our distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, we occasionally accept returns from our customers for stock balancing and make accommodations to customers, which include credits and returns, when demand for specific titles falls below expectations.

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

Advertising

We expense advertising costs as incurred. Advertising expense for the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008 amounted to $115,089, $103,718, $51,481, $93,390 and $100,452, respectively.

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

The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Fiscal Year Ended March 31,		Five Months Ended March 31,	Fiscal Year Ended October 31,
	2011	2010	2010	2009	2008
		(Unaudited)
Computation of Basic EPS:
Net income (loss)	$48,458	$(122,995)	$(28,802)	$(140,454)	$97,097
Less: net income allocated to participating securities	(3,159)	—	—	—	(2,784)

Net income (loss) for basic EPS calculation	$45,299	$(122,995)	$(28,802)	$(140,454)	$94,313

Total weighted average shares outstanding—basic	86,127	77,858	78,453	76,815	77,254
Less: weighted average participating shares outstanding	(5,615)	—	—	—	(2,215)

Weighted average common shares outstanding—basic	80,512	77,858	78,453	76,815	75,039

Basic EPS	0.56	$(1.58)	$(0.37)	$(1.83)	$1.26

Computation of Diluted EPS:
Net income (loss)	$48,458	$(122,995)	$(28,802)	$(140,454)	$97,097
Less: net income allocated to participating securities	(3,159)	—	—	—	(2,784)

Net income (loss) for diluted EPS calculation	$45,299	$(122,995)	$(28,802)	$(140,454)	$94,313

Weighted average common shares outstanding—basic	80,512	77,858	78,453	76,815	75,039
Add: dilutive effect of common stock equivalents	12	—	—	—	412

Weighted average common shares outstanding—diluted	80,524	77,858	78,453	76,815	75,451

Diluted EPS	0.56	$(1.58)	$(0.37)	$(1.83)	$1.25

The Company incurred a net loss for the fiscal year ended March 31, 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009; therefore, the basic and diluted weighted average shares outstanding exclude the impact of unvested share-based awards that are considered participating restricted stock and all common stock equivalents because their impact would be antidilutive.

Our unvested restricted stock rights (including restricted stock units, time-based and market-based restricted stock awards) are considered participating restricted stock since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted stock rights from the numerator and excludes the dilutive impact of those awards from the denominator. For the fiscal year and five months ended March 31, 2010 and fiscal year ended October 31, 2009, we had 6,261,000 and 5,320,000, respectively, of unvested share-based awards that are considered participating restricted stock which are excluded due to the net loss for those periods.

The Company defines common stock equivalents as unexercised stock options, common stock equivalents underlying the Convertible Notes (see Note 12) and warrants outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which are assessed for their impact on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator. For the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31,

2009, the assumed conversion of 12,927,000 shares underlying our Convertible Notes was antidilutive; therefore, the shares were excluded from the computation of diluted EPS.

In connection with the issuance of our Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 12) which were excluded from the calculation of diluted EPS because their impact is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our Convertible Notes, the Company entered into warrant transactions (see Note 12). For the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, the Company excluded the warrants outstanding from its diluted EPS because the warrants' strike price of $14.945 was greater than the average market price of our common stock in those periods.

Other common stock equivalents excluded from the diluted EPS calculation were unexercised stock option awards of approximately 3,514,000 for the fiscal year and five months ended March 31, 2010 and 3,803,000 for the fiscal year ended October 31, 2009 because their effect would have been antidilutive for those periods.

For the fiscal year ended March 31, 2011 and fiscal year ended October 31, 2008, the Company excluded from its diluted EPS calculation approximately 2,299,000 and 3,651,000, respectively, of common stock equivalents which were antidilutive because the common stock equivalents' exercise prices exceeded the average fair market value of the Company's common stock.

Stock-based Compensation

We have issued stock-based compensation to employees and non-employee consultants, such as ZelnickMedia Corporation.

We calculated the fair value of our employee and non-employee stock option awards using the Black-Scholes pricing model. Employee stock option awards are amortized as stock-based compensation expense on a straight-line basis over the expected vesting period, which is generally three years, and reduced for estimated forfeitures. We applied variable accounting to our non-employee based stock option awards, whereby we re-measured the fair value of the unvested portion of the awards at each vest date, and recorded stock-based compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period.

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

See Note 16 for a full discussion of our stock-based compensation arrangements.

Foreign Currency

The functional currency for our foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in our Consolidated Statements of Operations in the period in which they occur, except on inter-company balances considered to be long term. Transaction gains and losses on inter-company balances which are considered to be long term are recorded in accumulated other comprehensive income (loss). The Company recorded foreign exchange transaction gains of $1,414 and $4,289 for the fiscal years ended March 31, 2011 and October 31, 2009, respectively, and foreign exchange transaction losses of $609, $704 and $5,047 for the fiscal year ended March 31, 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2008, respectively.

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

2.     DISCONTINUED OPERATIONS

In February 2010, we completed the sale of our Jack of all Games third-party distribution business, which primarily distributed third-party interactive entertainment software, hardware and accessories in North America, for approximately $44,000, including $37,250 in cash, subject to purchase price adjustments, and up to an additional $6,750, subject to the achievement of certain items, which were not met. In April 2011, we settled on the purchase adjustments and as a result the purchase price was lowered by $1,475. Consequently, the net purchase price after the settlement was $35,775. The sale has allowed us to focus our resources on our publishing operations. For the fiscal years ended March 31, 2011 and 2010, we recorded a loss on the sale of $570 and $447, respectively. The financial results of our distribution business have been classified as discontinued operations in our Consolidated Statements of Operations for all of the periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented.

The following is a summary of the results of the discontinued operations:

	Fiscal Year Ended March 31,		Five Months Ended March 31,	Fiscal Year Ended October 31,
	2011	2010	2010	2009	2008
		(Unaudited)
Net revenue	$—	$254,447	$131,937	$267,431	$306,424

Income (loss) before income taxes	$(4,416)	$(16,484)	$(2,216)	$(9,983)	$4,388
Loss on sale	570	447	447	—	—
Provision (benefit) for income taxes	360	(1,996)	(413)	34	1,775

Net income (loss)	$(5,346)	$(14,935)	$(2,250)	$(10,017)	$2,613

The results for the fiscal year ended March 31, 2011 include an expense of $5,464 related to a liability for a lease assumption without economic benefit less estimates of sublease income. The lease matures on September 30, 2014.

The following is a summary of the assets and liabilities of discontinued operations:

	March 31,
			October 31, 2009
	2011	2010
Assets of discontinued operations:
Current:
Accounts receivable, net of allowances	$—	$—	$26,115
Inventory	—	5,515	67,309
Prepaid expenses and other	—	1,667	1,337
Fixed assets, net	—	—	343

Total assets of discontinued operations	$—	$7,182	$95,104

Liabilities of discontinued operations:
Current:
Accounts payable	$—	$14,218	$58,597
Accrued expenses and other current liabilities	2,842	3,343	2,199

Total current liabilities	2,842	17,561	60,796
Other non-current liabilities	3,255	—	—

Total liabilities of discontinued operations	$6,097	$17,561	$60,796

3.     MANAGEMENT AGREEMENT

In March 2007, we entered into a management services agreement (the "Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman. In addition, we entered into employment agreements with Ben Feder and Karl Slatoff to serve as our Chief Executive Officer and Executive Vice President, respectively. Both Mr. Feder and Mr. Slatoff are partners of ZelnickMedia. Effective October 25, 2010, Mr. Slatoff was named to the newly created role of Chief Operating Officer. Effective January 1, 2011, Mr. Feder resigned from his position as Chief Executive Officer of the Company and Mr. Zelnick assumed the additional role of Chief Executive Officer. The Management Agreement expires in October 2012 and provides for an annual management fee of $2,500 and a maximum bonus of $2,500 per fiscal year based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services under the Management Agreement, we recorded consulting expense (a component of general and administrative expenses) of $5,521, $3,021, $1,563, $2,500 and $3,674 for the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008, respectively.

Pursuant to the Management Agreement, we also issued stock-based awards to ZelnickMedia. See Note 16 for a discussion of such awards.

In May 2011, the Company entered into a new management agreement with ZelnickMedia pursuant to which ZelnickMedia will continue to provide management, consulting and executive level services to the Company through May 2015. As part of the new management agreement, Mr. Zelnick will continue to serve as Executive Chairman and Chief Executive Officer and Mr. Slatoff will continue to serve as Chief Operating Officer. The new management Agreement is subject to approval by the Company's stockholders at the Company's 2011 Annual Meeting. If the Company's stockholders do not approve the new management agreement, the new management agreement will be null and void, and the Company and ZelnickMedia will continue to operate under the terms and conditions of the existing Management Agreement, which expires in October 2012.

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

	March 31, 2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds	$102,994	$102,994	$—	$—
Bank-time deposits	$7,148	$7,148	$—	$—

5.     BUSINESS ACQUISITIONS AND CONSOLIDATION

In prior years, we consummated the acquisitions described below, which largely reflect our strategy to diversify our business by adding experienced development studios, intellectual properties and talented personnel resources to our existing infrastructure. The acquisitions were not considered to be material to our Consolidated Statements of Operations, individually or in the aggregate. The results of operations and financial positions of these acquisitions are included in our Consolidated Financial Statements from their respective acquisition dates forward and therefore affect comparability from period to period. During the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008, we paid contingent consideration in cash of $1,000, $6,804, $991, $5,813 and $3,375 for our prior year acquisitions. During the fiscal year ended March, 31 2011, we paid $2,000 by issuing 192,826 shares of our unregistered common stock as contingent consideration for our prior year acquisitions.

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

6.     COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are as follows:

	Fiscal Year Ended March 31,		Five Months Ended March 31,	Fiscal Year Ended October 31,
	2011	2010	2010	2009	2008
		(Unaudited)
Net income (loss)	$48,458	$(122,995)	$(28,802)	$(140,454)	$97,097
Foreign currency translation adjustment	14,172	21,394	(11,905)	15,705	(42,374)

Comprehensive income (loss)	62,630	(101,601)	(40,707)	(124,749)	54,723

7.     INVENTORY

Inventory balances by category are as follows:

	March 31,		October 31,
	2011	2010	2009
Finished products	$21,541	$21,155	$20,288
Parts and supplies	3,037	3,324	6,399

Inventory	$24,578	$24,479	$26,687

Estimated product returns included in inventory at March 31, 2011 and 2010 and October 31, 2009 were $1,183, $2,394 and $2,971, respectively.

8.     SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our capitalized software development costs and licenses are as follows:

	March 31, 2011		March 31, 2010		October 31, 2009
	Current	Non-current	Current	Non-current	Current	Non-current
Software development costs, internally developed	$65,297	$100,251	$111,631	$71,691	$123,018	$46,574
Software development costs, externally developed	65,292	38,069	2,237	66,073	42,306	27,202
Licenses	1,087	—	740	1,576	2,017	1,745

Software development costs and licenses	$131,676	$138,320	$114,608	$139,340	$167,341	$75,521

Software development costs and licenses as of March 31, 2011 and 2010 and October 31, 2009 included $263,082, $238,553 and $212,939, respectively, related to titles that have not been released.

Amortization and impairment of software development costs and licenses are as follows:

	Fiscal Year Ended March 31,		Five Months Ended March 31,	Fiscal Year Ended October 31,
	2011	2010	2010	2009	2008
		(Unaudited)
Amortization and impairment of software development costs and licenses	$154,506	$117,955	$53,108	$111,615	$159,563
Less: Portion representing stock-based compensation	(10,695)	(5,213)	(2,152)	(6,094)	(13,461)

Amortization and impairment, net of stock-based compensation	$143,811	$112,742	$50,956	$105,521	$146,102

9.     FIXED ASSETS, NET

Fixed asset balances by category are as follows:

	March 31,
			October 31, 2009
	2011	2010
Computer equipment	$38,224	$32,927	$32,287
Office equipment	5,853	5,286	5,234
Computer software	29,900	26,187	24,642
Furniture and fixtures	5,052	4,971	5,238
Leasehold improvements	24,733	23,899	23,507

	103,762	93,270	90,908
Less: accumulated depreciation	84,130	69,699	63,859

Fixed assets, net	$19,632	$23,571	$27,049

Depreciation expense related to fixed assets for the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008 was $14,016, $15,169, $6,180, $15,713 and $17,424, respectively.

10.   GOODWILL AND INTANGIBLE ASSETS, NET

We perform an annual two-step test for impairment of goodwill as of the beginning of August or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. The first step of the test measures impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. Prior to the sale of our Jack of all Games third-party distribution business, which closed in February 2010 (see Note 2), we managed our business primarily based on our publishing and distribution businesses. Accordingly, after the sale of the assets of our distribution business, the Company operates as a single reporting unit.

We use a combination of the market approach, and the income approach, which uses discounted cash flows. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and the determination of appropriate market comparables. Our estimates for market growth are based on historical data, various internal estimates and observable external sources when available, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business. Due to a decline in the retail environment during the fiscal year ended October 31, 2009 and its impact on our outlook for our distribution reporting unit, we determined that the goodwill and intangible assets attributed to our distribution reporting unit were impaired. As a result, we recorded an impairment charge of $14,754 which is reported in loss from discontinued operations on the Consolidated Statements of Operations (see Note 2). For the fiscal year ended March 31, 2011, five months ended March 31, 2010 and fiscal year ended October 31, 2008, we did not recognize an impairment loss on goodwill.

The change in our goodwill balance is as follows:

Total
Balance at October 31, 2008	$216,657
Additions and adjustments	1,898
Currency translation adjustment	2,326

Balance at October 31, 2009	220,881

Sale of Italian subsidiary	(1,937)
Currency translation adjustment	(2,655)

Balance at March 31, 2010	216,289

Additions and adjustments	5,272
Currency translation adjustment	3,609

Balance at March 31, 2011	$225,170

The following table sets forth the components of the intangible assets subject to amortization:

		March 31, 2011			March 31, 2010			October 31, 2009
	Estimated Useful Lives (Years)
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	7-10	$13,796	$(12,910)	$886	$13,778	$(12,306)	$1,472	$13,796	$(12,101)	$1,695
Intellectual property	2-6	26,962	(10,744)	16,218	26,954	(6,813)	20,141	26,959	(6,775)	20,184
Non-compete	5-10	5,246	(4,957)	289	5,241	(4,565)	676	5,248	(4,344)	904
Technology	3	4,394	(3,954)	440	4,342	(3,902)	440	4,458	(4,017)	441

		$50,398	$(32,565)	$17,833	$50,315	$(27,586)	$22,729	$50,461	$(27,237)	$23,224

The change in the gross carrying amount of intangibles is as follows:

	Fiscal Year Ended March 31, 2011	Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
Beginning balance	$50,315	$50,461	$51,227
Write-off of fully amortized assets	—	—	(938)
Other	83	(146)	172

Ending balance	$50,398	$50,315	$50,461

Amortization of intangible assets is included in our Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,		Ended March 31,	Fiscal Year Ended October 31,
	2011	2010	2010	2009	2008
		(Unaudited)
Cost of goods sold	$3,927	$109	$40	$478	$2,350
Depreciation and amortization	983	1,234	442	1,861	3,898

Total amortization of intangible assets	$4,910	$1,343	$482	$2,339	$6,248

Estimated future amortization of intangible assets that will be recorded in cost of goods sold and operating expenses for the years ending March 31 are as follows:

2012	$8,140
2013	4,582
2014	431
2015	2,375
2016	2,305

Total	$17,833

11.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	March 31, 2011	March 31, 2010	October 31, 2009
Software development royalties	$63,720	$39,143	$55,151
Licenses	28,488	24,971	13,202
Compensation and benefits	19,699	17,783	16,749
Income tax payable and deferred tax liability	12,481	14,592	41,669
Marketing and promotions	8,238	9,934	11,038
Rent and deferred rent obligations	5,006	5,474	5,767
Professional fees	4,093	2,684	6,153
Deferred consideration for acquisitions	2,500	—	1,103
Other	14,234	19,868	21,952

Accrued expenses and other current liabilities	$158,459	$134,449	$172,784

12.   LONG-TERM DEBT

Credit Agreement

In July 2007, we entered into a credit agreement (the "Credit Agreement") which provides for borrowings of up to $140,000 and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at March 31, 2011), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at March 31, 2011), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75%. Information related to availability on our Credit Agreement is as follows:

	March 31, 2011	March 31, 2010	October 31, 2009
Available borrowings	$115,503	$96,115	$88,137
Outstanding letters of credit	$1,664	$8,164	$11,560

There were no outstanding borrowings as of March 31, 2011 and 2010 and October 31, 2009. Debt issuance costs capitalized in connection with the Credit Agreement totaled $2,770 and are being amortized as interest expense over the five year term of the credit facility. We recorded $1,783, $2,731, $910, $4,782 and $3,389 of interest expense and fees related to the Credit Agreement for the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008, respectively.

The Credit Agreement substantially limits us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third-parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30,000 (including available borrowings under the credit facility), based on a 30-day average. As of March 31, 2011, we were in compliance with all covenants and requirements in the Credit Agreement.

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

The Convertible Notes are convertible at an initial conversion rate of 93.6768 shares of our common stock per $1 principal amount of Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 31, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call the Convertible Notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after December 1, 2013 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price of $10.675 per share for at least 20 trading days during the 30 consecutive trading days ended March 31, 2011. Accordingly, as of April 1, 2011, the Notes may be converted at the holder's option through June 30, 2011. If the Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these Convertible Notes as long-term debt.

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

The indenture governing the Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the Convertible Notes will automatically become due and payable immediately. As of March 31, 2011, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

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

The following table provides additional information related to our Convertible Notes:

	March 31, 2011	March 31, 2010	October 31, 2009
Principal amount of Convertible Notes	$138,000	$138,000	$138,000
Unamortized discount of the liability component	30,761	38,135	40,937

Net carrying amount of Convertible Notes	$107,239	$99,865	$97,063

Carrying amount of debt issuance costs	$2,161	$2,843	$3,127

The following table provides the components of interest expense related to our Convertible Notes:

	Fiscal Year Ended March 31,		Five Months Ended March 31,	Fiscal Year Ended October 31,
	2011	2010	2010	2009
		(Unaudited)
Cash interest expense (coupon interest expense)	$6,004	$5,032	$2,516	$2,516
Non-cash amortization of discount on Convertible Notes	7,374	5,457	2,802	2,655
Amortization of debt issuance costs	682	566	284	282

Total interest expense related to Convertible Notes	$14,060	$11,055	$5,602	$5,453

13.   LEGAL AND OTHER PROCEEDINGS

Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries, certain of which are described below in this section. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, financial condition, results of operations or cash flows. We have appropriately accrued amounts related to certain legal and other proceedings discussed below. While there is a possibility that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material. In addition to the matters described herein, we are, or may become, involved in routine litigation in the ordinary course of business which we do not believe to be material to our business, financial condition, results of operations or cash flows.

Wilamowsky v. Take-Two et al.    On September 29, 2010, an individual claiming to be a shareholder of Take-Two filed a Complaint in the United States District Court for the Southern District of New York (the "SDNY Court") against the Company, its former Chief Executive Officer, and three former directors. Wilamowsky alleged that he sold short shares of Take-Two stock between March 2004 and July 2006, and as a result of alleged misstatements regarding stock options backdating, the Company's stock price remained at artificially high levels during that period. Wilamowsky claims he was therefore forced to cover his short sales with purchases of Take-Two stock at prices that were higher than the true value of those shares. The Complaint alleges against all defendants violations of §10(b) of the Exchange Act and Rule 10b-5, breaches of fiduciary duty and unjust enrichment. In addition, the Complaint alleges violations §20(a) of the Exchange Act against our former Chief Executive Officer. Wilamowsky's claims arise from the same allegations of stock options backdating that were alleged in In re Take-Two Interactive Securities Litigation, a class action that was previously settled and dismissed on October 19, 2010, and from which settlement Wilamowsky, as a short seller, was excluded.

On November 17, 2010, the Company and the individual defendants sought leave to file motions to dismiss all of Wilamowsky's claims, in accordance with the presiding judge's individual rules. A pre-motion hearing to address defendants' request was held on December 14, 2010, at which the requested leave was granted, and on January 14, 2011 defendants filed their motions. The matter was fully briefed as of January 28, 2011, and we await the Court's ruling or request for a hearing. We believe Wilamowsky's claims are without merit and intend to defend against them vigorously.

14.   COMMITMENTS AND CONTINGENCIES

A summary of annual minimum contractual obligations and commitments as of March 31, 2011 is as follows:

Fiscal Year Ending March 31,	Licensing and Marketing	Software Development	Operating Leases	Convertible Notes Interest	Convertible Notes	Total
2012	$74,173	$20,799	$18,086	$6,038	$—	$119,096
2013	73,890	1,150	16,472	6,038	—	97,550
2014	2,000	—	14,664	6,038	—	22,702
2015	1,500	—	7,061	3,019	138,000	149,580
2016	—	—	4,253	—	—	4,253
Thereafter	—	—	2,937	—	—	2,937

Total	$151,563	$21,949	$63,473	$21,133	$138,000	$396,118

Licensing and Marketing Agreements:    Our licensing commitments primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products. As of March 31, 2011, $1,870 of our guaranteed minimum licensing and marketing commitments were recorded in our Consolidated Balance Sheets because the licensor did not have any significant remaining performance obligation to us. Licensing and marketing commitments expire at various times through September 2014 and primarily reflect our agreements with major sports leagues and players' associations. Certain of our licensing and marketing agreements also contain provisions that would impose penalties if we fail to meet agreed upon software release dates.

Software Development Agreements:    We make payments to third-party software developers that include contractual payments to developers under several software development agreements that expire at various times through April 2012. Our aggregate outstanding software development commitments assume satisfactory performance by third-party software developers.

Lease Commitments:    Our offices are occupied under non-cancelable operating leases expiring at various times through December 2017. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through March 2020. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term. Rent expense amounted to $14,088, $13,809, $6,131, $13,601 and $14,588 for the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008, respectively.

Contingent Consideration:    Part of our business acquisition strategy has been to make a portion of the purchase price of certain acquisitions dependent on product delivery or future product sales. The amounts and timing of these payments are currently not fixed or determinable. See Note 5 for a discussion of our contingent commitments related to our business acquisitions.

Employee Savings Plan:    We maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. The Company matched a portion of the contributions during the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008 and the matching contribution expense incurred by us was $2,767, $2,616, $1,146, $2,665 and $2,118, respectively.

Income Taxes:    At March 31, 2011, the Company had recorded a liability for gross unrecognized tax benefits of $12,037 for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, therefore, these liabilities have not been included in the contractual obligations table.

15.   INCOME TAXES

Components of income (loss) before income taxes are as follows:

	Fiscal Year Ended March 31,		Five Months Ended March 31,	Fiscal Year Ended October 31,
	2011	2010	2010	2009	2008
		(Unaudited)
Domestic	$29,926	$(38,182)	$2,688	$(78,825)	$15,339
Foreign	33,697	(56,733)	(24,974)	(47,125)	92,416

Income (loss) from continuing operations before income taxes	$63,623	$(94,915)	$(22,286)	$(125,950)	$107,755

Provision for current and deferred income taxes consists of the following:

	Fiscal Year Ended March 31,		Five Months Ended March 31,	Fiscal Year Ended October 31,
	2011	2010	2010	2009	2008
		(Unaudited)
Current:
U.S. federal	$3,193	$(3,666)	$(4,566)	$(3,870)	$1,524
U.S. state and local	1,521	52	124	(779)	2,197
Foreign	6,189	8,925	5,404	6,475	11,887

Total current income taxes	10,903	5,311	962	1,826	15,608
Deferred:
U.S. federal	(798)	8,486	3,458	3,633	(2,079)
U.S. state and local	(45)	293	255	(40)	(9)
Foreign	(241)	(945)	(409)	(932)	(249)

Total deferred income taxes	(1,084)	7,834	3,304	2,661	(2,337)

Provision for income taxes	$9,819	$13,145	$4,266	$4,487	$13,271

A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Fiscal Year Ended March 31,		Five Months Ended March 31,	Fiscal Year Ended October 31,
	2011	2010	2010	2009	2008
		(Unaudited)
U.S. federal statutory rate	35.0%	(35.0)%	(35.0)%	(35.0)%	35.0%
Foreign tax rate differential	(7.1)%	29.0%	47.1%	22.1%	(19.9)%
State and local taxes, net of U.S. federal benefit	1.3%	(1.3)%	0.8%	(1.9)%	1.9%
Federal valuation allowance	(19.8)%	15.1%	(4.7)%	23.9%	(8.8)%
Convertible debt	0.0%	1.2%	4.4%	0.0%	0.0%
Other	6.0%	4.8%	6.5%	(5.5)%	4.1%

Effective tax rate	15.4%	13.8%	19.1%	3.6%	12.3%

The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31, 2011	March 31, 2010	October 31, 2009
Current deferred tax assets and (liabilities):
Sales returns and allowances (including bad debt)	$4,883	$8,693	$8,473
Inventory reserves	798	1,589	4,307
Deferred rent	3,405	2,006	2,097
Deferred revenue	2,741	3,011	747
Other	16,881	15,748	11,802
Capitalized software and depreciation	(19,706)	(34,122)	(49,726)

Total current deferred tax assets (liabilites)	9,002	(3,075)	(22,300)
Less: Valuation allowance	(9,002)	—	—

Net current deferred tax liability(a)	—	(3,075)	(22,300)
Non-current deferred tax assets:
Equity compensation	2,535	2,575	2,534
Domestic net operating loss carryforward	116,652	127,630	123,188
Foreign tax credit carryforward	7,348	6,986	6,599
Foreign net operating loss carryforwards	11,947	14,299	9,189
Intangible amortization	1,100	2,866	(432)
Capitalized software and depreciation	(25,522)	(14,066)	7,991

Total non-current deferred tax asset	114,060	140,290	149,069
Less: Valuation allowance	(117,021)	(141,231)	(130,024)

Net non-current deferred tax (liability) asset(b)	(2,961)	(941)	19,045

Deferred taxes, net	$(2,961)	$(4,016)	$(3,255)

(a)
Included in accrued expenses and other current liabilities as of March 31, 2010 and October 31, 2009.

(b)
Included in other assets as of October 31, 2009.

The valuation allowance is primarily attributable to net operating losses for which no benefit is provided due to uncertainty with respect to their realization. The net deferred tax liability is the result of deferred tax liabilities related to goodwill which cannot be used to offset deferred tax assets.

At March 31, 2011, we had domestic net operating loss carryforwards totaling $312,483, which will begin to expire in 2026. In addition, we had foreign net operating loss carryforwards of $76,231, of which $61,323 will begin to expire in 2016, $1,614 will expire in 2023, and the remainder may be carried forward indefinitely.

The total amount of undistributed earnings of foreign subsidiaries was approximately $200,900 at March 31, 2011, $172,700 at March 31, 2010 and $209,200 at October 31, 2009. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.

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

As of March 31, 2011 and 2010 and October 31, 2009, we had gross unrecognized tax benefits, including interest and penalties, of $15,091, $10,929 and $24,637, respectively, all of which would affect our effective tax rate if realized.

The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Fiscal Year Ended March 31,		Five Months Ended March 31,	Fiscal Year Ended October 31,
	2011	2010	2010	2009	2008
		(Unaudited)
Balance, beginning of period	$9,195	$13,182	$18,423	$18,412	$18,960
Additions:
Current year tax positions	1,077	6,318	1,942	5,630	537
Prior year tax positions	4,097	2,237	—	3,316	2,256
Reduction of prior year tax positions	—	(6,034)	(4,350)	(4,013)	(2,759)
Settlements	—	(7,033)	(6,487)	(4,762)	(512)
Lapse of statute of limitations	(1,273)	—	—	—	(70)
Other, net	256	525	(333)	(160)	—

Balance, end of period	$13,352	$9,195	$9,195	$18,423	$18,412

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the fiscal year ended March 31, 2011, we recognized an increase in interest and penalties of approximately $5. For the fiscal year ended March 31, 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, we recognized a decrease in interest and penalties of approximately $2,507, $4,480 and $1,773, respectively. The gross amount of interest and penalties accrued as of March 31, 2011 and 2010, and October 31, 2009 was approximately $1,739, $1,734, and $6,214, respectively.

We are generally no longer subject to audit for U.S. federal income tax returns for periods prior to the fiscal year ended October 31, 2007 and state income tax returns for periods prior to the fiscal year ended October 31, 2004. With some exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to our fiscal year ended October 31, 2005. U.S. federal taxing authorities have completed examinations of our income tax returns through the fiscal years ended October 31, 2006 and have recently informed us of their intent to audit subsequent years through fiscal year ending October 31, 2009. Certain U.S. state taxing authorities are currently examining our income tax returns for fiscal years ending October 31, 2004 through October 31, 2006. In addition, tax authorities in certain non-U.S. jurisdictions are currently examining our tax returns. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances as to the possible outcomes.

16.   STOCK-BASED COMPENSATION

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

In April 2009, our stockholders approved our 2009 Stock Incentive Plan (the "2009 Plan"). The aggregate number of shares issuable under this plan is 6,409,000, representing 4,900,000 new shares available for grant approved by our stockholders and 1,509,000 shares allocated from the Incentive Stock Plan and 2002 Stock Option Plan (the "2002 Plan"). In April 2010, our stockholders approved an amendment to the 2009 Plan to increase the available shares for issuance by 2,750,000. The 2009 Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock, deferred stock and other stock-based awards of our common stock to employees and non-employees. As of March 31, 2011, there were approximately 2,244,000 shares available for issuance under the 2009 Plan.

In April 2008, our stockholders approved an increase to the number of shares available for grant under the Incentive Stock Plan from 4,500,000 to 6,500,000. The Incentive Stock Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock, deferred stock and other stock-based awards of our common stock to employees and non-employees. As of March 31, 2011, there were no shares available for issuance under the Incentive Stock Plan.

In June 2002, our stockholders approved our 2002 Plan, as previously adopted by our Board of Directors, pursuant to which officers, directors, employees and consultants may receive options to purchase shares of our common stock. The aggregate amount of shares issuable under the 2002 Plan is 11,000,000 shares. As of March 31, 2011, there were no shares available for issuance under the 2002 Plan.

Subject to the provisions of the plans, the Board of Directors or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the equity awards are to be granted, the number of shares to be covered by each equity award, the vesting period, restrictions, if any, on the equity award, the terms and conditions of the equity award.

The following table summarizes stock-based compensation expense resulting from stock options and restricted stock included in our Consolidated Statements of Operations:

	Fiscal Year Ended March 31,		Five Months Ended March 31	Fiscal Year Ended October 31,
	2011	2010	2010	2009	2008
		(Unaudited)
Cost of goods sold	$10,695	$5,213	$2,152	$6,094	$13,461
Selling and marketing	4,659	3,321	1,492	2,551	2,370
General and administrative	9,781	14,319	4,908	14,119	19,678
Research and development	3,630	3,650	1,927	3,169	4,878

Stock-based compensation expense	28,765	26,503	10,479	25,933	40,387
Capitalized stock-based compensation expense	11,266	13,521	4,617	11,413	8,215

Total stock-based compensation expense	$40,031	$40,024	$15,096	$37,346	$48,602

During the fical years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008, we recorded $3,159, $6,456, $1,588, $6,502 and $13,481, respectively, of stock-based compensation expense for non-employee awards, which was included in general and administrative expenses.

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

On June 13, 2008, pursuant to an amendment to our Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia that vest annually over a three year period and 900,000 shares of market-based restricted stock that vest over a four year period through 2012, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Industrial Index measured annually on a cumulative basis. For the fiscal years ended March 31, 2011 and 2010 and fiscal years ended October 31, 2009 and 2008, we recorded expenses of $1,594, $2,467, $2,534 and $2,227, respectively, and for the five months ended March 31, 2010, we recorded a benefit of $104 of stock-based compensation (a component of general and administrative expenses) related to these grants of restricted stock.

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

The estimated value of market-based restricted stock awards granted to employees during the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008 was $15.36, $8.96, $9.25, $6.00 and $16.37 per share, respectively. Each reporting period, we remeasure the fair value of the unvested portion of the market-based restricted stock awards granted to ZelnickMedia during 2008. For the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008 the estimated value of these awards was $1.11, $3.20, $2.58, $4.67 and $9.38 per share, respectively. The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation method:

	Fiscal Year Ended				Five Months Ended
	March 31, 2011		March 31, 2010		March 31, 2010
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	1.4%	0.5%	1.6%	1.4%	1.6%	1.1%
Expected stock price volatility	52.6%	55.0%	58.0%	66.4%	57.2%	69.2%
Expected service period (years)	2.0	4.0	2.0	3.3	2.0	3.5
Dividends	None	None	None	None	None	None

	Fiscal Year Ended
	October 31, 2009		October 31, 2008
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	1.2%	1.5%	3.1%	2.3%
Expected stock price volatility	60.8%	61.4%	51.8%	52.1%
Expected service period (years)	2.0	2.9	2.0	2.6
Dividends	None	None	None	None

The following table summarizes the activity in non-vested restricted stock awarded to employees and ZelnickMedia under our stock-based compensation plans:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2010	6,261	$9.34
Granted	1,864	12.30
Vested	(2,869)	10.77
Forfeited	(138)	10.24

Non-vested restricted stock at March 31, 2011	5,118	$9.68

As of March 31, 2011, the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested restricted stock was approximately $45,838 and will be recognized as compensation expense on a straight-line basis over the remaining vesting period, or capitalized as software development costs.

Stock Options

As of March 31, 2011 and 2010 and October 31, 2009, there were outstanding stock options granted under our stock-based compensation plans to purchase in the aggregate approximately 2,317,000, 3,514,000 and 3,803,000 shares of our common stock, respectively. As of March 31, 2011, the outstanding stock options are exercisable and expire at various times to the fiscal year ending March 31, 2018. Options granted generally vest over a period of three to four years and expire within a period of five to ten years.

Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vested over 36 months and expire 10 years from the date of grant. Each month, we remeasured the fair value of the unvested portion of such options and recorded compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock impacted compensation expense or benefit recognized from period to period. For the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008 we recorded $1,565, $3,989, $1,692, $3,968 and $11,254 respectively, of stock-based compensation related to this option grant.

The following table summarizes the activity in stock options awarded to employees and ZelnickMedia under our stock-based compensation plans and also includes non-plan options:

	Fiscal Year Ended		Five Months Ended		Fiscal Year Ended
	March 31, 2011		March 31, 2010		October 31, 2009		October 31, 2008
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,514	$18.17	3,803	$18.45	4,347	$18.92	5,914	$19.72
Exercised	(65)	11.30	—	—	(2)	10.42	(1,236)	21.00
Forfeited	(1,132)	24.30	(289)	21.89	(542)	22.24	(331)	19.36

Outstanding at end of period	2,317	$15.37	3,514	$18.17	3,803	$18.45	4,347	$18.92

Exercisable at period-end	2,317	$15.37	3,183	$18.43	3,133	$19.08	2,588	$20.84
Remaining weighted average contractual life of options exercisable (years)		5.7		4.3		4.1		3.8

The total estimated fair value of options vested during the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008 was $1,880, $5,225, $1,928, $7,848 and $19,376, respectively.

The following summarizes information about stock options outstanding and exercisable at March 31, 2011 (options in thousands):

		Options Outstanding and Exercisable
			Weighted Average Remaining Contractual Life
Exercise Price Ranges				Weighted Average Exercise Price
		Number of Options Outstanding			Aggregate Intrinsic Value
From	To
$10.42	$15.39	2,033	6.3	$14.70
15.50	20.68	184	1.0	19.68
20.70	24.51	100	1.0	21.03

		2,317	5.7	15.37	$1,354

The fair value of our stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that would usually have a significant impact on the fair value estimate. These variables included, but were not limited to, the volatility of our common stock price, the current market price of our common stock, the risk-free interest rate and expected exercise term. The following table summarizes the weighted average assumptions used in the Black- Scholes option-pricing model to value outstanding stock options awarded to ZelnickMedia in 2007 and employee stock options, which were last granted in 2007:

	Fiscal Year Ended March 31,		Five Months Ended March 31	Fiscal Year Ended October 31,
	2011	2010	2010	2009	2008
Risk-free interest rate	3.4%	3.4%	3.6%	3.2%	3.9%
Expected stock price volatility	57.2%	62.3%	59.6%	67.4%	58.8%
Expected term until exercise (years)	7.3	8.0	7.7	8.4	9.4
Dividends	None	None	None	None	None

For the fiscal years ended March 31, 2011 and 2010, five months ended March, 31, 2010 and fiscal years ended October 31, 2009 and 2008, we estimated stock price volatility of all stock-based compensation awards using a combination of historical volatility and implied volatility for publicly traded options on our common stock. In addition, stock-based compensation expense is calculated based on the number of awards that are ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Our estimate of expected forfeitures is based on our historical annual forfeiture rate of 5%. The estimated forfeiture rate, which is evaluated at each balance sheet date throughout the life of the award, provides a time-based adjustment of forfeited shares. The estimated forfeiture rate is reassessed at each balance sheet date and may change based on new facts and circumstances.

17. SEGMENT AND GEOGRAPHIC INFORMATION

We are a publisher of interactive software games designed for video game consoles, personal computers, handheld devices and digital distribution.

Our reporting segment is based upon our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Executive Officer, our chief operating decision maker ("CODM") to evaluate performance. The Company's operations involve similar products and customers worldwide. We are centrally managed and the CODM primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform to make operational decisions and assess financial performance. Our business consists of our Rockstar Games and 2K labels which have been aggregated into a single reportable segment (the "publishing segment") based upon their similar economic characteristics, products and distribution methods. Revenue earned from our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third-parties.

Prior to the sale of the assets of our Jack of all Games third-party distribution business, which closed in February 2010 (see Note 2), we managed our business primarily based on our publishing and distribution businesses. Accordingly, after the sale of the assets of our distribution business, the Company operates as a single reporting segment. As a result, the financial results of our distribution business have been classified as discontinued operations in our Consolidated Statements of Operations for all of the periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented.

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Fiscal Year Ended March 31,		Five Months Ended March 31,	Fiscal Year Ended October 31,
Net revenue by geographic region:	2011	2010	2010	2009	2008
		(Unaudited)
United States	$635,414	$463,032	$236,792	$405,142	$626,121
Canada	55,793	47,840	26,415	34,535	69,383

North America	691,207	510,872	263,207	439,677	695,504
Continental Europe	221,567	135,198	37,021	154,101	296,030
United Kingdom	142,450	72,107	40,529	64,094	163,498
Asia Pacific and other	81,652	44,764	18,474	43,185	76,074

Total net revenue	$1,136,876	$762,941	$359,231	$701,057	$1,231,106

Net revenue by product platform was as follows:

	Fiscal Year Ended March 31,		Five Months Ended March 31,	Fiscal Year Ended October 31,
Net revenue by product platform:	2011	2010	2010	2009	2008
		(Unaudited)
Microsoft Xbox 360	$454,362	$350,754	$163,826	$283,094	$487,013
Sony PlayStation 3	442,115	159,097	87,019	113,117	413,131
Nintendo Wii	57,148	61,774	30,672	76,543	112,047
PC	105,846	66,652	30,916	78,936	41,085
Sony PSP	21,676	46,240	15,644	51,716	55,406
Sony PlayStation 2	20,329	41,870	16,016	48,898	94,388
Nintendo DS	30,735	32,392	12,935	45,823	22,748
Other	4,665	4,162	2,203	2,930	5,288

Total net revenue	$1,136,876	$762,941	$359,231	$701,057	$1,231,106

18. INTEREST AND OTHER, NET

	Fiscal Year Ended March 31,		Five Months Ended March 31,	Fiscal Year Ended October 31,
	2011	2010	2010	2009	2008
		(Unaudited)
Interest income (expense), net	$(15,248)	$(13,584)	$(6,461)	$(9,611)	$696
Gain (loss) on sale	(106)	(3,831)	(3,831)	—	396
Foreign exchange gain (loss)	1,414	(609)	(704)	4,289	(5,047)
Other	421	(770)	(356)	(449)	676

Interest and other, net	$(13,519)	$(18,794)	$(11,352)	$(5,771)	$(3,279)

During the fiscal year and five months ended March 31, 2010, we sold the shares of our wholly-owned Italian subsidiary for approximately $6,072 in cash and notes receivable resulting in a loss on sale of approximately $3,831. The disposition of our Italian subsidiary did not involve a significant amount of assets or materially impact our operating results.

19. SUPPLEMENTARY FINANCIAL INFORMATION

The following table provides details of our valuation and qualifying accounts:

	Beginning Balance	Additions(1)	Deductions	Other	Ending Balance
Fiscal Year Ended March 31, 2011
Valuation allowance for deferred income taxes	$141,231	—	(15,208)	—	$126,023

Sales returns, price protection and other allowances	$71,764	$90,119	$(119,356)	$(423)	$42,104
Allowance for doubtful accounts	771	43	(32)	14	796

Total accounts receivable allowances	$72,535	$90,162	$(119,388)	$(409)	$42,900

Fiscal Year Ended March 31, 2010 (Unaudited)
Valuation allowance for deferred income taxes	$116,177	25,054	—	—	$141,231

Sales returns, price protection and other allowances	$39,868	$87,305	$(55,400)	$(9)	$71,764
Allowance for doubtful accounts	5,878	(882)	(4,819)	594	771

Total accounts receivable allowances	$45,746	$86,423	$(60,219)	$585	$72,535

Five Months Ended March 31, 2010
Valuation allowance for deferred income taxes	$130,024	11,207	—	—	$141,231

Sales returns, price protection and other allowances	$35,330	$64,946	$(27,132)	$(1,380)	$71,764
Allowance for doubtful accounts	1,861	(1,010)	—	(80)	771

Total accounts receivable allowances	$37,191	$63,936	$(27,132)	$(1,460)	$72,535

Fiscal Year Ended October 31, 2009
Valuation allowance for deferred income taxes	$104,305	25,719	—	—	$130,024

Sales returns, price protection and other allowances	$54,718	$70,527	$(89,621)	$(294)	$35,330
Allowance for doubtful accounts	4,044	1,988	(4,819)	648	1,861

Total accounts receivable allowances	$58,762	$72,515	$(94,440)	$354	$37,191

Fiscal Year ended October 31, 2008
Valuation allowance for deferred income taxes	$123,616	—	(19,311)	—	$104,305

Sales returns, price protection and other allowances	$50,567	$80,244	$(72,592)	$(3,501)	$54,718
Allowance for doubtful accounts	1,619	2,979	(507)	(47)	4,044

Total accounts receivable allowances	$52,186	$83,223	$(73,099)	$(3,548)	$58,762

(1)
Includes price concessions of $59,894, $61,147, $53,237, $49,354 and $41,852; returns of $8,721, $19,940 $10,653, $12,592 and $25,206; and other sales allowances including rebates, discounts and cooperative advertising of $21,504, $6,218, $1,056, $8,581 and $13,186 for the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal years ended October 31, 2009 and 2008, respectively.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended March 31, 2011:

	Quarter
Fiscal Year Ended March 31, 2011	First	Second	Third	Fourth
Net revenue	$375,390	$244,972	$334,259	$182,255
Product costs	101,077	67,026	98,067	60,766
Software development costs and royalties	64,038	44,592	40,276	23,491
Internal royalties	67,462	15,803	22,001	9,766
Licenses	11,469	9,221	28,306	26,020

Cost of goods sold	244,046	136,642	188,650	120,043

Gross profit	131,344	108,330	145,609	62,212

Selling and marketing	49,805	46,602	47,861	32,026
General and administrative	26,202	26,620	27,492	29,170
Research and development	16,181	18,074	18,073	17,248
Depreciation and amortization	3,765	4,005	3,501	3,728

Total operating expenses	95,953	95,301	96,927	82,172

Income (loss) from operations	35,391	13,029	48,682	(19,960)
Interest and other, net	(4,738)	(1,644)	(4,013)	(3,124)

Income (loss) from continuing operations before income taxes	30,653	11,385	44,669	(23,084)

Provision for income taxes	3,291	3,347	3,849	(668)

Income (loss) from continuing operations	27,362	8,038	40,820	(22,416)
Income (loss) from discontinued operations, net of taxes	(1,048)	(4,699)	39	362

Net income (loss)	$26,314	$3,339	$40,859	$(22,054)

Earnings (loss) per share:
Continuing operations	$0.32	$0.09	$0.47	$(0.27)
Discontinued operations	(0.01)	(0.05)	—	—

Basic earnings (loss) per share	$0.31	$0.04	$0.47	$(0.27)

Continuing operations	$0.31	$0.09	$0.45	$(0.27)
Discontinued operations	(0.01)	(0.05)	—	—

Diluted earnings (loss) per share	$0.30	$0.04	$0.45	$(0.27)

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	Quarter
Fiscal Year Ended March 31, 2010	First	Second	Third	Fourth
Net revenue	$72,044	$97,316	$360,364	$233,217
Product costs	33,954	42,941	97,360	79,114
Software development costs and royalties	12,688	20,787	61,721	45,201
Internal royalties	986	531	29,400	4,278
Licenses	10,440	18,427	15,257	21,494

Cost of goods sold	58,068	82,686	203,738	150,087

Gross profit	13,976	14,630	156,626	83,130

Selling and marketing	21,790	30,693	61,966	40,070
General and administrative	29,909	31,153	30,395	24,216
Research and development	13,644	14,252	15,663	14,329
Depreciation and amortization	4,341	4,110	4,140	3,812

Total operating expenses	69,684	80,208	112,164	82,427

Income (loss) from operations	(55,708)	(65,578)	44,462	703
Interest and other, net	(3,742)	(2,870)	(3,631)	(8,551)

Income (loss) from continuing operations before income taxes	(59,450)	(68,448)	40,831	(7,848)

Provision for income taxes	2,149	7,679	1,481	1,836

Income (loss) from continuing operations	(61,599)	(76,127)	39,350	(9,684)
Income (loss) from discontinued operations, net of taxes	(1,269)	(12,076)	(1,430)	(160)

Net income (loss)	$(62,868)	$(88,203)	$37,920	$(9,844)

Earnings (loss) per share:
Continuing operations	$(0.80)	$(0.98)	$0.47	$(0.13)
Discontinued operations	(0.02)	(0.16)	(0.02)	—

Basic earnings (loss) per share	$(0.82)	$(1.14)	$0.45	$(0.13)

Continuing operations	$(0.80)	$(0.98)	$0.44	$(0.13)
Discontinued operations	(0.02)	(0.16)	(0.01)	—

Diluted earnings (loss) per share	$(0.82)	$(1.14)	$0.43	$(0.13)

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.
	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer
May 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ STRAUSS ZELNICK Strauss Zelnick	Chairman and Chief Executive Officer (Principal Executive Officer)	May 24, 2011
/s/ LAINIE GOLDSTEIN Lainie Goldstein	Chief Financial Officer (Principal Financial and Accounting Officer)	May 24, 2011
/s/ MICHAEL DORNEMANN Michael Dornemann	Lead Independent Director	May 24, 2011
/s/ ROBERT A. BOWMAN Robert A. Bowman	Director	May 24, 2011
/s/ SUNGHWAN CHO SungHwan Cho	Director	May 24, 2011
/s/ BRETT ICAHN Brett Icahn	Director	May 24, 2011
/s/ J MOSES J Moses	Director	May 24, 2011
/s/ JAMES L. NELSON James L. Nelson	Director	May 24, 2011
/s/ MICHAEL SHERESKY Michael Sheresky	Director	May 24, 2011