Form 10-Q
period 2011-06-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2011-08-09
CIK 946581

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

        As of August 3, 2011, there were 86,743,220 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$248,759	$280,359
Accounts receivable, net of allowances of $79,954 and $42,900 at June 30, 2011 and March 31, 2011, respectively	146,694	84,217
Inventory	25,941	24,578
Software development costs and licenses	151,123	131,676
Prepaid taxes and taxes receivable	9,049	8,280
Prepaid expenses and other	63,082	37,493

Total current assets	644,648	566,603

Fixed assets, net	19,009	19,632
Software development costs and licenses, net of current portion	92,218	138,320
Goodwill	226,868	225,170
Other intangibles, net	17,339	17,833
Other assets	3,495	4,101

Total assets	$1,003,577	$971,659

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,480	$56,153
Accrued expenses and other current liabilities	170,934	158,459
Deferred revenue	15,314	13,434
Liabilities of discontinued operations	1,391	2,842

Total current liabilities	260,119	230,888

Long-term debt	109,236	107,239
Income taxes payable	12,930	12,037
Other long-term liabilities	3,120	2,961
Liabilities of discontinued operations, net of current portion	2,905	3,255

Total liabilities	388,310	356,380

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 150,000 shares authorized; 86,360 and 86,119 shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively	864	861
Additional paid-in capital	714,912	706,482
Accumulated deficit	(111,236)	(102,523)
Accumulated other comprehensive income	10,727	10,459

Total stockholders' equity	615,267	615,279

Total liabilities and stockholders' equity	$1,003,577	$971,659

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,
	2011	2010
Net revenue	$334,380	$375,390
Cost of goods sold	211,219	244,046

Gross profit	123,161	131,344
Selling and marketing	74,683	49,805
General and administrative	30,577	26,202
Research and development	16,519	16,181
Depreciation and amortization	3,245	3,765

Total operating expenses	125,024	95,953

Income (loss) from operations	(1,863)	35,391
Interest and other, net	(3,680)	(4,738)

Income (loss) from continuing operations before income taxes	(5,543)	30,653

Provision for income taxes	3,076	3,291

Income (loss) from continuing operations	(8,619)	27,362
Loss from discontinued operations, net of taxes	(94)	(1,048)

Net income (loss)	$(8,713)	$26,314

Earnings (loss) per share:
Continuing operations	$(0.11)	$0.32
Discontinued operations	—	(0.01)

Basic earnings (loss) per share	$(0.11)	$0.31

Continuing operations	$(0.11)	$0.31
Discontinued operations	—	(0.01)

Diluted earnings (loss) per share	$(0.11)	$0.30

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$(8,713)	$26,314

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization and impairment of software development costs and licenses	72,466	53,642
Depreciation and amortization	3,245	3,765
Loss from discontinued operations	94	1,048
Amortization and impairment of intellectual property	305	39
Stock-based compensation	8,048	11,221
Amortization of discount on Convertible Notes	1,997	1,755
Amortization of debt issuance costs	313	313
Other, net	(250)	1,127
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	(62,477)	(103,171)
Inventory	(1,363)	50
Software development costs and licenses	(45,630)	(43,318)
Prepaid expenses, other current and other non-current assets	(26,063)	10,998
Deferred revenue	1,880	(1,706)
Accounts payable, accrued expenses, income taxes payable and other liabilities	28,162	82,722
Net cash used in discontinued operations	(420)	(7,666)

Net cash (used in) provided by operating activities	(28,406)	37,133

Investing activities:
Purchase of fixed assets	(2,400)	(2,179)
Net cash used in discontinued operations	(1,475)	—
Cash received from sale of business	—	760
Payments in connection with business combinations, net of cash acquired	—	(500)

Net cash used in investing activities	(3,875)	(1,919)

Financing activities:
Proceeds from exercise of employee stock options	162	87

Net cash provided by financing activities	162	87

Effects of exchange rates on cash and cash equivalents	519	1,404

Net (decrease) increase in cash and cash equivalents	(31,600)	36,705
Cash and cash equivalents, beginning of year	280,359	145,838

Cash and cash equivalents, end of period	$248,759	$182,543

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

Sony	Microsoft	Nintendo	Apple
PlayStation®3	Xbox 360®	Wii™	iPhone®
PlayStation®2		DS™	iPod® touch
PSP® (PlayStation®Portable)			iPad®

        We also develop and publish software titles for the PC and for digital distribution.

Basis of Presentation

        The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and reflect all normal and recurring adjustments necessary for fair presentation of our financial position, results of operations and cash flows. All material inter-company accounts and transactions have been eliminated in consolidation. The preparation of these Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. We adhere to the same accounting policies in preparation of interim financial statements. As permitted under accounting principles generally accepted in the United States, interim accounting for certain expenses, including income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended March 31, 2011.

Discontinued Operations

        In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America. The financial information of our distribution business has been classified as discontinued operations in the Condensed Consolidated Financial Statements for all of the periods presented. See Note 2 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to Unaudited Condensed Consolidated Financial Statements relate to the Company's continuing operations.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

        The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2011 and March 31, 2011 we had $38,478 and $20,091, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets because its use was restricted.

        The estimated fair value of the Company's Convertible Notes (defined in Note 9) is $121,865 as of June 30, 2011. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

        We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies. From time to time, we use forward exchange contracts to mitigate foreign currency risk associated with foreign currency assets and liabilities consisting primarily of cash balances and certain non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. We do not designate foreign currency forward contracts as hedging instruments and accordingly, we mark to market our foreign currency forward contracts each period and any gains and losses are recognized in net income (loss). At June 30, 2011, we had forward contracts outstanding to purchase $98,938 of U.S. dollars in exchange for foreign currencies with maturities of less than one year. The fair value of our foreign currency forward contracts was immaterial as of June 30, 2011. At March 31, 2011, we had forward contracts outstanding to purchase $2,399 of foreign currency in exchange for U.S. dollars and to purchase $35,539 of U.S. dollars in exchange for foreign currencies with maturities of less than one year. The fair value of our foreign currency forward contracts was immaterial as of March 31, 2011. For the three months ended June 30, 2011 and 2010, we recorded a gain of $417 and a loss of $852, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements

        On April 1, 2011, the Company adopted new guidance related to the accounting for multiple-deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable. The adoption of this new guidance did not have any impact on our consolidated financial position, cash flows or results of operations.

Certain Revenue Arrangements That Include Software Elements

        On April 1, 2011, the Company adopted new guidance that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product's essential functionality. The adoption of this

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

new guidance did not have any impact on our consolidated financial position, cash flows or results of operations.

Comprehensive Income

        In June 2011, new guidance was issued related to the presentation of comprehensive income. The main provisions of the new guidance provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income or (ii) in two separate but consecutive statements, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. The new rules eliminate the option to present the components of other comprehensive income as part of the statement of stockholders' equity. These new rules are to be applied retrospectively and become effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011 (April 1, 2012 for the Company), with early adoption permitted. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial position, cash flows or results of operations.

2. DISCONTINUED OPERATIONS

        In February 2010, we completed the sale of our Jack of all Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America, for approximately $44,000, including $37,250 in cash, subject to purchase price adjustments, and up to an additional $6,750 subject to the achievement of certain items, which were not met. In April 2011, we settled on the purchase adjustments and as a result the purchase price was lowered by $1,475. Consequently, the net purchase price after the settlement was $35,775. The sale has allowed us to focus our resources on our publishing operations. The financial information of our distribution business has been classified as discontinued operations in the Condensed Consolidated Financial Statements for all of the periods presented.

        The following is a summary of the results of the discontinued operations:

	Three Months Ended June 30,
	2011	2010
Loss before income taxes	$(94)	$(894)
Loss on sale	—	(274)
Benefit for income taxes	—	(120)

Net loss	$(94)	$(1,048)

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

2. DISCONTINUED OPERATIONS (Continued)

        The following is a summary of the liabilities of discontinued operations:

	June 30, 2011	March 31, 2011
Liabilities of discontinued operations:
Current:
Accrued expenses and other current liabilities	$1,391	$2,842

Total current liabilities	1,391	2,842
Other non-current liabilities	2,905	3,255

Total liabilities of discontinued operations	$4,296	$6,097

3. MANAGEMENT AGREEMENT

        In March 2007, we entered into a management services agreement (the "Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, serves as our Chief Operating Officer. The Management Agreement expires in October 2012 and provides for an annual management fee of $2,500 and a maximum bonus of $2,500 per fiscal year based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services under the Management Agreement, we recorded consulting expense (a component of general and administrative expenses) of $938 and $1,771 for the three months ended June 30, 2011 and 2010, respectively.

        Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vested over 36 months and expire 10 years from the date of grant. Each month, we remeasured the fair value of the unvested portion of such options and recorded compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock impacted compensation expense or benefit recognized from period to period. We recorded stock-based compensation related to this option grant of $981 for the three months ended June 30, 2010.

        In addition, on June 13, 2008, pursuant to an amendment to our Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia that vested annually over a three year period and 900,000 shares of market-based restricted stock that vest over a four year period through 2012, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Industrial Index measured annually on a cumulative basis. For the three months ended June 30, 2011 and 2010, we recorded an expense of $527 and $85, respectively, of stock-based compensation (a component of general and administrative expenses) related to these grants of restricted stock.

        In May 2011, we entered into a new management agreement with ZelnickMedia pursuant to which ZelnickMedia will continue to provide management, consulting and executive level services to the Company through May 2015. As part of the new management agreement, Mr. Zelnick will continue to

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

3. MANAGEMENT AGREEMENT (Continued)

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

        In the event that our stockholders approve the new management agreement at our 2011 Annual Meeting, the annual management fee will remain at $2,500, subject to annual increases in the amount of 3% over the term of the agreement, and the maximum annual bonus will be increased to $3,500, subject to annual increases in the amount of 3% over the term of the agreement, based on the Company achieving certain performance thresholds. In addition, the new management agreement provides for the grant of 1,100,000 shares of restricted stock to ZelnickMedia that will vest annually over a four year period and 1,650,000 shares of market-based restricted stock that vest over a four year period.

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

	June 30, 2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds	$70,072	$70,072	$—	$—
Bank-time deposits	$7,079	$7,079	$—	$—

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

5. COMPREHENSIVE INCOME (LOSS)

        Components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,
	2011	2010
Net income (loss)	$(8,713)	$26,314
Foreign currency translation adjustment	268	(7,210)

Comprehensive income (loss)	$(8,445)	$19,104

6. INVENTORY

        Inventory balances by category are as follows:

	June 30, 2011	March 31, 2011
Finished products	$23,416	$21,541
Parts and supplies	2,525	3,037

Inventory	$25,941	$24,578

        Estimated product returns included in inventory at June 30, 2011 and March 31, 2011 were $1,658 and $1,183, respectively.

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	June 30, 2011		March 31, 2011
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$98,781	$73,441	$65,297	$100,251
Software development costs, externally developed	51,255	18,777	65,292	38,069
Licenses	1,087	—	1,087	—

Software development costs and licenses	$151,123	$92,218	$131,676	$138,320

        Software development costs and licenses as of June 30, 2011 and March 31, 2011 included $223,357 and $263,082, respectively, related to titles that have not been released.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	June 30, 2011	March 31, 2011
Software development royalties	$81,206	$63,720
Licenses	18,366	28,488
Marketing and promotions	15,972	8,238
Compensation and benefits	15,216	19,699
Income tax payable and deferred tax liability	12,693	12,481
Rent and deferred rent obligations	5,389	5,006
Deferred consideration for acquisitions	3,632	2,500
Professional fees	3,299	4,093
Other	15,161	14,234

Accrued expenses and other current liabilities	$170,934	$158,459

9. LONG-TERM DEBT

Credit Agreement

        In July 2007, we entered into a credit agreement (the "Credit Agreement") which provides for borrowings of up to $140,000 and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at June 30, 2011), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at June 30, 2011), with the margin rate subject to the achievement of certain average liquidity levels. We had no outstanding borrowings at June 30, 2011 and March 31, 2011. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75%.

        Information related to availability on our Credit Agreement is as follows:

	June 30, 2011	March 31, 2011
Available borrowings	$121,557	$115,503
Outstanding letters of credit	1,664	1,664

        We recorded interest expense and fees related to the Credit Agreement of $436 and $456 for the three months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, we were in compliance with all covenants and requirements in the Credit Agreement.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. LONG-TERM DEBT (Continued)

2009. The Convertible Notes mature on June 1, 2014, unless earlier redeemed or repurchased by the Company or converted.

        The Convertible Notes are convertible at an initial conversion rate of 93.6768 shares of our common stock per $1 principal amount of Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 31, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call the Convertible Notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after December 1, 2013 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price of $10.675 per share for at least 20 trading days during the 30 consecutive trading days ended June 30, 2011. Accordingly, as of July 1, 2011, the Notes may be converted at the holder's option through September 30, 2011. If the Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these Convertible Notes as long-term debt.

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

        The indenture governing the Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. LONG-TERM DEBT (Continued)

of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the Convertible Notes will automatically become due and payable immediately. As of June 30, 2011, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

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

        The following table provides additional information related to our Convertible Notes:

	June 30, 2011	March 31, 2011
Principal amount of Convertible Notes	$138,000	$138,000
Unamortized discount of the liability component	28,764	30,761

Net carrying amount of Convertible Notes	$109,236	$107,239

Carrying amount of debt issuance costs	$1,990	$2,161

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. LONG-TERM DEBT (Continued)

        The following table provides the components of interest expense related to our Convertible Notes:

	Three Months Ended June 30,
	2011	2010
Cash interest expense (coupon interest expense)	$1,509	$1,476
Non-cash amortization of discount on Convertible Notes	1,997	1,755
Amortization of debt issuance costs	171	171

Total interest expense related to Convertible Notes	$3,677	$3,402

10. LEGAL AND OTHER PROCEEDINGS

        Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries, certain of which are described below in this section. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business or financial statements. We have appropriately accrued amounts related to certain legal and other proceedings discussed below. While it is reasonably possible that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material. In addition to the matters described herein, we are, or may become, involved in routine litigation in the ordinary course of business which we do not believe to be material to our business or financial statements.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

11. EARNINGS (LOSS) PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Three Months Ended June 30,
	2011	2010
Computation of Basic EPS:
Net income (loss)	$(8,713)	$26,314
Less: net income allocated to participating securities	—	(1,894)

Net income (loss) for basic EPS calculation	$(8,713)	$24,420

Total weighted average shares outstanding—basic	82,505	85,492
Less: weighted average participating shares outstanding	—	(6,153)

Weighted average common shares outstanding—basic	82,505	79,339

Basic EPS	$(0.11)	$0.31

Computation of Diluted EPS:
Net income (loss)	$(8,713)	$26,314
Less: net income allocated to participating securities	—	(1,894)
Add: interest expense, net of tax, on Convertible Notes	—	3,402

Net income (loss) for diluted EPS calculation	$(8,713)	$27,822

Weighted average common shares outstanding—basic	82,505	79,339
Add: dilutive effect of common stock equivalents	—	12,941

Weighted average common shares outstanding—diluted	82,505	92,280

Diluted EPS	$(0.11)	$0.30

        The Company incurred a net loss for the three months ended June 30, 2011; therefore, the basic and diluted weighted average shares outstanding exclude the impact of unvested share-based awards that are considered participating restricted stock and all common stock equivalents because their impact would be antidilutive.

        Our unvested restricted stock rights (including restricted stock units, time-based and market-based restricted stock awards) are considered participating restricted stock since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted stock rights from the numerator and excludes the dilutive impact of those awards from the denominator. For the three months ended June 30, 2011, we had 4,854,000 of unvested share-based awards that are considered participating restricted stock which are excluded due to the net loss for that period.

        The Company defines common stock equivalents as unexercised stock options, common stock equivalents underlying the Convertible Notes (see Note 9) and warrants outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which are assessed for their impact on diluted EPS using the more dilutive of the treasury stock

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

11. EARNINGS (LOSS) PER SHARE ("EPS") (Continued)

method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator.

        In connection with the issuance of our Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 9) which were excluded from the calculation of diluted EPS because their impact is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our Convertible Notes, the Company entered into warrant transactions (see Note 9). For the three months ended June 30, 2010, the Company excluded the warrants outstanding from its diluted EPS because the warrants' strike price of $14.945 was greater than the average market price of our common stock.

        Other common stock equivalents excluded from the diluted EPS calculation were unexercised stock option awards of approximately 2,302,000 for the three months ended June 30, 2011 because their effect would be antidilutive. For the three months ended June 30, 2010, the Company excluded from its diluted EPS calculation approximately 2,489,000 of common stock equivalents which were antidilutive because the common stock equivalents' exercise prices exceeded the average fair market value of the Company's common stock.

        For the three months ended June 30, 2011, we issued approximately 76,000 shares, respectively, of common stock in connection with restricted stock awards. During the three months ended June 30, 2011, we canceled 50,000 shares, respectively, of unvested restricted stock awards.

12. SEGMENT AND GEOGRAPHIC INFORMATION

        We operate in one reportable segment in which we are a publisher of interactive software games designed for video game consoles, personal computers, handheld devices and digital distribution. Our reporting segment is based upon our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Executive Officer, our chief operating decision maker ("CODM") to evaluate performance. The Company's operations involve similar products and customers worldwide. We are centrally managed and the CODM primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform to make operational decisions and assess financial performance. Our business consists of our Rockstar Games and 2K labels which have been aggregated into a single reportable segment (the "publishing segment") based upon their similar economic characteristics, products and distribution methods. Revenue earned from our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third-parties.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

12. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended June 30,
Net revenue by geographic region:	2011	2010
United States	$160,037	$192,780
Canada	21,719	18,578

North America	181,756	211,358
Continental Europe	86,013	90,045
United Kingdom	41,983	48,077
Asia Pacific and other	24,628	25,910

Total net revenue	$334,380	$375,390

        Net revenue by product platform was as follows:

	Three Months Ended June 30,
Net revenue by product platform:	2011	2010
Microsoft Xbox 360	$163,863	$166,896
Sony PlayStation 3	136,268	172,609
PC	24,227	16,474
Sony PSP	2,655	3,775
Sony PlayStation 2	2,583	3,695
Nintendo DS	2,543	5,175
Nintendo Wii	1,433	5,780
Other	808	986

Total net revenue	$334,380	$375,390

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained herein, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2011, in the section entitled "Risk Factors," and the Company's other periodic filings with the SEC. All forward-looking statements are qualified by these cautionary statements and apply only as of the date they are made. The Company undertakes no obligation to update any forward- looking statement, whether as a result of new information, future events or otherwise.

        Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and footnotes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A included in our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Overview

Our Business

        We are a global publisher and developer of interactive entertainment software. Our business consists of our wholly-owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. We develop, publish, market and sell software titles for gaming and entertainment hardware platforms and peripherals including: Sony's PlayStation®3 ("PS3") and PlayStation®2 ("PS2") computer entertainment systems and the PlayStation®Move for the PS3 ("Move"); Sony's PSP® (PlayStation®Portable) ("PSP") system; Microsoft's Xbox 360® ("Xbox 360") video game and entertainment system and Kinect for the Xbox 360 ("Kinect"); Nintendo's Wii ("Wii") and DS ("DS") systems; the PC; and Apple's iPhone® ("iPhone"), iPod® touch ("iPod touch") and iPad® ("iPad"). We also selectively develop and publish titles for digital distribution via Sony's PlayStation® Network ("PSN") and Microsoft's Xbox LIVE® Marketplace ("Xbox LIVE") and Xbox LIVE® Arcade ("XBLA"), as well as digitally offer our PC titles through online download stores and services such as Steam. In July 2011, we launched our first social gaming experience, Sid Meier's Civilization World, for Facebook. The global installed base for the prior generation of platforms, including PS2 and DS ("prior generation platforms") is substantial. The release of the PS3, Xbox 360, and Wii platforms ("current generation platforms") has further expanded the video game software market. We are continuing to increase the number of titles released on the current generation platforms while also selectively developing titles for certain prior generation platforms such as PS2 and DS given their significant installed base, as long as it is economically attractive to do so. We have pursued a strategy of capitalizing on the widespread market acceptance of interactive entertainment, as well as the growing popularity of innovative action, adventure, racing, role-playing, sports and strategy games that appeal to the expanding demographic of video game players.

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

        We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. Software titles published by our Rockstar Games label are primarily internally developed. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series and continues to expand on our established franchises by releasing sequels as well as offering downloadable episodes and content. In May 2011, Rockstar released the commercially successful and critically acclaimed L.A. Noire for Xbox 360 and PS3, which became the first video game ever chosen as an official selection of the Tribeca Film Festival. Rockstar has released several downloadable content packs to support the title and announced that it will release L.A. Noire for the PC in the fall of 2011. Rockstar is also well known for developing brands in other genres, including the Bully, Manhunt and Max Payne franchises.

        2K Games has published a variety of popular entertainment properties across multiple genres and platforms and we expect 2K Games to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. 2K Games has also published titles that were externally developed, such as The Darkness, Duke Nukem Forever and Borderlands, which has become another key franchise for 2K Games since its launch in October 2009.

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

Discontinued operations

        In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of all Games third-party distribution business, which primarily distributed third-party interactive entertainment software, hardware and accessories in North America for approximately $44.0 million, including $37.3 million in cash, subject to purchase price adjustments, and up to an additional $6.7 million, subject to the achievement of certain items, which were not met. In April 2011, we settled on the purchase price adjustments and as a result the purchase price was lowered by $1.5 million. Consequently, the net purchase price after the settlement was $35.8 million. The financial information of our distribution business has been classified as discontinued operations in the Condensed Consolidated Financial Statements for all of the periods presented. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

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

        Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and services. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download through the Internet (from websites we own and others owned by third-parties). We also offer downloadable add-on content to our packaged goods titles. In addition, in July 2011, we launched our first social gaming experience, Sid Meier's Civilization World, for Facebook, and we have several initiatives underway to develop online games primarily for Asian markets. We expect online delivery of games and game services to become an increasing part of our business over the long-term.

Product Releases

        We have recently released the following key titles during the three months ended June 30, 2011:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
L.A. Noire	Rockstar Games	External	PS3, Xbox 360	May 17, 2011
Duke Nukem Forever	2K Games	External	PS3, Xbox 360, PC	June 10, 2011

Product Pipeline

        We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
NBA® 2K12	2K Sports	Internal	PS3, PS2, PSP, Xbox 360, Wii, PC	October 4, 2011
The Darkness II	2K Games	External	PS3, Xbox 360, PC	February 7, 2012
XCOM®	2K Games	Internal	PS3, Xbox 360, PC	March 6, 2012
BioShock® Infinite	2K Games	Internal	PS3, Xbox 360, PC	Calendar year 2012
Spec Ops: The Line	2K Games	External	PS3, Xbox 360, PC	Fiscal year 2013
Borderlands™ 2	2K Games	External	PS3, Xbox 360, PC	Fiscal year 2013
Max Payne 3	Rockstar Games	Internal	PS3, Xbox 360, PC	To be announced

Critical Accounting Policies and Estimates

        Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition; allowances for returns, price concessions and other allowances; capitalization and recognition of software development costs and licenses; fair value estimates including inventory obsolescence, valuation of goodwill, intangible assets and long-lived assets; valuation and recognition of stock-based compensation; and income taxes. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Recently Issued Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements

        On April 1, 2011, the Company adopted new guidance related to the accounting for multiple-deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable. The adoption of this new guidance did not have any impact on our consolidated financial position, cash flows or results of operations.

Certain Revenue Arrangements That Include Software Elements

        On April 1, 2011, the Company adopted new guidance that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product's essential functionality. The adoption of this new guidance did not have any impact on our consolidated financial position, cash flows or results of operations.

Comprehensive Income

        In June 2011, new guidance was issued related to the presentation of comprehensive income. The main provisions of the new guidance provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income or (ii) in two separate but consecutive statements, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. The new rules eliminate the option to present the components of other comprehensive income as part of the statement of stockholders' equity. These new rules are to be applied retrospectively and become effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011 (April 1, 2012 for the Company), with early adoption permitted. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial position, cash flows or results of operations.

Results of Operations

        Consolidated operating results, net revenue by geographic region and net revenue by platform as a percentage of net revenue are as follows:

	Three Months Ended June 30,
	2011	2010
Net revenue	100.0%	100.0%
Cost of goods sold	63.2%	65.0%

Gross profit	36.8%	35.0%

Selling and marketing	22.3%	13.3%
General and administrative	9.1%	7.0%
Research and development	4.9%	4.3%
Depreciation and amortization	1.1%	1.0%

Total operating expenses	37.4%	25.6%

Income (loss) from operations	(0.6)%	9.4%
Interest and other, net	(1.1)%	(1.3)%

Income (loss) from continuing operations before income taxes	(1.7)%	8.1%

Provision for income taxes	0.9%	0.9%

Income (loss) from continuing operations	(2.6)%	7.2%
Loss from discontinued operations, net of taxes	0.0%	(0.3)%

Net income (loss)	(2.6)%	6.9%

Net revenue by geographic region:
United States and Canada	54.4%	56.3%
Europe, Asia Pacific and Other	45.6%	43.7%
Net revenue by platform:
Console	91.0%	93.0%
PC	7.2%	4.4%
Handheld	1.6%	2.4%
Other	0.2%	0.2%

Three Months Ended June 30, 2011 Compared to June 30, 2010

(thousands of dollars)	2011	%	2010	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$334,380	100.0%	$375,390	100.0%	$(41,010)	(10.9)%
Product costs	98,451	29.4%	101,077	26.9%	(2,626)	(2.6)%
Software development costs and royalties(1)	84,602	25.3%	64,038	17.1%	20,564	32.1%
Internal royalties	16,512	4.9%	67,462	18.0%	(50,950)	(75.5)%
Licenses	11,654	3.6%	11,469	3.0%	185	1.6%

Cost of goods sold	211,219	63.2%	244,046	65.0%	(32,827)	(13.5)%

Gross profit	$123,161	36.8%	$131,344	35.0%	$(8,183)	(6.2)%

(1)
Includes $3,204 and $6,220 of stock-based compensation expense in 2011 and 2010, respectively.

        Net revenue decreased $41.0 million for the three months ended June 30, 2011 as compared to the prior year, primarily due to Red Dead Redemption, which released in May 2010, and a decrease in sales of our Grand Theft Auto franchise of approximately $40 million. Partially offsetting the decrease in net revenue were the releases of L.A. Noire in May 2011 and Duke Nukem Forever in June 2011.

        Net revenue on current generation consoles accounted for approximately 90.2% of our total net revenue for the three months ended June 30, 2011 as compared to 92.0% for the prior year. The decrease is primarily due to the May 2010 release of Red Dead Redemption. PC sales increased to approximately 7.2% of our total net revenue for the three months ended June 30, 2011 as compared to 4.4% for the prior year primarily due to the June 2011 release of Duke Nukem Forever. Handheld sales decreased to 1.6% of our total net revenue for the three months ended June 30, 2011 as compared to 2.4% for the prior year, primarily due to a decrease in sales of Grand Theft Auto: Chinatown Wars, which released on the PSP in October 2009 and the Nintendo DS in March 2009.

        Gross profit as a percentage of net revenue increased for the three months ended June 30, 2011 as compared to the prior year primarily due to lower internal royalty expense, which was primarily due to higher income generated in the prior year from the release of Red Dead Redemption in May 2010. Software development costs and royalties increased as a percentage of net revenue for the three months ended June 30, 2011 as we incurred higher royalty costs primarily associated with the May 2011 release of L.A. Noire and the June 2011 release of Duke Nukem Forever, which were externally developed. Partially offsetting the increase in gross profit was an increase in our allowances for price concessions related to the retail performance of our current period products.

        Revenue earned outside of North America accounted for approximately $152.6 million (45.6%) for the three months ended June 30, 2011 as compared to $164.0 million (43.7%) in the prior year. The year-over-year increase as a percentage of revenue earned outside of North America was primarily due the global releases of L.A. Noire in May 2011 and Duke Nukem Forever in June 2011 and a larger proportion of net revenue earned outside of North America during the three months ended June 30, 2011 related to Red Dead Redemption. Foreign exchange increased net revenue and gross profit by approximately $17.2 million and $3.3 million, respectively, for the three months ended June 30, 2011 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2011	% of net revenue	2010	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$74,683	22.3%	$49,805	13.3%	$24,878	50.0%
General and administrative	30,577	9.1%	26,202	7.0%	4,375	16.7%
Research and development	16,519	4.9%	16,181	4.3%	338	2.1%
Depreciation and amortization	3,245	1.1%	3,765	1.0%	(520)	(13.8)%

Total operating expenses(1)	$125,024	37.4%	$95,953	25.6%	$29,071	30.3%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2011	2010
Selling and marketing	$1,399	$1,228
General and administrative	2,370	2,932
Research and development	1,075	841

        Foreign currency exchange rates increased total operating expenses by approximately $4.9 million for the three months ended June 30, 2011 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased $24.9 million for the three months ended June 30, 2011, as compared to the prior year primarily due to advertising expenses incurred for the releases of L.A. Noire in May 2011 and Duke Nukem Forever in June 2011 partially offset by advertising expenses incurred in the prior year for the release of Red Dead Redemption in May 2010.

General and administrative

        General and administrative expenses increased $4.4 million for the three months ended June 30, 2011 as compared to the prior year primarily due to $2.5 million of income as a result of a favorable legal settlement in the prior year and costs associated with a net liability for a lease assumption without economic benefit during the three months ended June 30, 2011.

        General and administrative expenses for the three months ended June 30, 2011 and 2010 include occupancy expense (primarily rent, utilities and office expenses) of $4.2 million and $3.7 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased slightly for the three months ended June 30, 2011 as compared to the prior year primarily due to lower payroll capitalization rates at our development studios and an increase in production expenses.

Interest and other, net

        Interest and other, net was an expense of $3.7 million for the three months ended June 30, 2011, as compared to an expense of $4.7 million for the three months ended June 30, 2010, primarily due to a foreign exchange transaction gain for the three months ended June 30, 2011 of $0.3 million as compared to a foreign exchange transaction loss for the three months ended June 30, 2010 of $1.1 million in our foreign subsidiaries.

Provision for income taxes

        For the three months ended June 30, 2011, income tax expense was $3.1 million, compared to income tax expense of $3.3 million for the three months ended June 30, 2010. The tax expense during the three months ended June 30, 2011 was primarily attributable to the taxable earnings in certain foreign jurisdictions.

        Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances and changes in gross unrecognized tax benefits during the periods.

        For the three months ended June 30, 2011, gross unrecognized tax benefits increased by $0.9 million, which primarily related to an increase in uncertain tax positions in foreign jurisdictions and a decrease in interest and penalties of $0.1 million. We generally are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended October 31, 2007 and state income tax returns for periods prior to fiscal year ended October 31, 2004. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended October 31, 2005. U.S. federal taxing authorities have completed examinations of our income tax returns through the fiscal years ended October 31, 2006 and commenced their audit of fiscal years ending October 31, 2008 and 2009. Certain U.S. state taxing authorities are currently examining our income tax returns from fiscal years ended October 31, 2004 through October 31, 2006. In addition, tax authorities in certain non-U.S. jurisdictions are currently examining our income tax returns. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income (loss) and earnings (loss) per share

        For the three months ended June 30, 2011, our net loss was $8.7 million, as compared to net income of $26.3 million in the prior year. Net loss per share for the three months ended June 30, 2011 was $0.11 as compared to net income per share of $0.31 and $0.30 for basic and diluted earnings per share, respectively, for the three months ended June 30, 2010. Weighted average shares outstanding decreased compared to the prior year, primarily due to the inclusion of unvested share-based awards that are considered participating restricted stock due to net income generated during the three months ended June 30, 2010 offset, in part, by the vesting of restricted stock awards over the last twelve months.

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

        The Convertible Notes are convertible at an initial conversion rate of 93.6768 shares of our common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 31, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call the Convertible Notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after December 1, 2013 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our common stock price exceeded 130% of the applicable conversion price of $10.675 per share for at least 20 trading days during the 30 consecutive trading days ended June 30, 2011. Accordingly, as of July 1, 2011, the Notes may be converted at the holder's option through September 30, 2011. If the Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these Convertible Notes as long-term debt.

        At any time on or after June 5, 2012, the Company may redeem all of the outstanding Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide notice of redemption to holders of the Convertible Notes exceeds 150% of the conversion price in effect on each such trading day. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date. The indenture governing the Convertible Notes contains customary terms and covenants and events of default. As of June 30, 2011, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

        In July 2007, we entered into a credit agreement which provides for borrowings of up to $140.0 million and is secured by substantially all of our assets and the equity of our subsidiaries (the "Credit Agreement"). The Credit Agreement expires on July 3, 2012. Revolving loans under the Credit Agreement bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at June 30, 2011 and March 31, 2011), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at June 30, 2011 and March 31, 2011). We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75%, based on amounts borrowed.

        Availability under the Credit Agreement is restricted by our domestic and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

        As of June 30, 2011 there were no outstanding borrowings and $121.6 million was available to borrow. We had $1.7 million of letters of credit outstanding at June 30, 2011.

        The Credit Agreement substantially limits us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30.0 million (including available borrowings under the credit facility), based on a 30-day average. As of June 30, 2011, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 48.3% and 49.8% of net revenue for the three months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and March 31, 2011, amounts due from our five largest customers comprised approximately 53.6% and 54.2% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for 33.7% and 38.2% of such balance at June 30, 2011 and March 31, 2011, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may impact our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business, there were no material agreements requiring known cash commitments entered into during the three months ended June 30, 2011.

        We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

        Our changes in cash flows are as follows:

	Three Months Ended June 30,
(thousands of dollars)	2011	2010
Cash (used in) provided by operating activities	$(28,406)	$37,133
Cash used in investing activities	(3,875)	(1,919)
Cash provided by financing activities	162	87
Effects of exchange rates on cash and cash equivalents	519	1,404

Net (decrease) increase in cash and cash equivalents	$(31,600)	$36,705

        At June 30, 2011 we had $248.8 million of cash and cash equivalents, compared to $280.4 million at March 31, 2011. Our decrease in cash and cash equivalents from March 31, 2011 was primarily a result of cash used for operating activities, as we incurred a net loss of $8.7 million during the three months ended June 30, 2011. Also contributing to our net cash used for operating activities was higher accounts receivable at June 30, 2011 related to the releases of L.A. Noire in May 2011 and Duke Nukem Forever in June 2011. Cash used in operating activities was primarily offset by an increase in accounts payable and accruals primarily due to timing of inventory purchases and increased advertising support related to the releases of L.A. Noire in May 2011 and Duke Nukem Forever in June 2011.

        Cash and cash equivalents were positively impacted by $0.5 million during the three months ended June 30, 2011 as a result of foreign currency exchange movements.

Off-Balance Sheet Arrangements

        As of June 30, 2011 and March 31, 2011, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any off-balance sheet arrangements and are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia, and Asia. For the three months ended June 30, 2011 and 2010, approximately 52.1% and 48.6%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Fluctuations in Quarterly Operating Results and Seasonality

        We have experienced fluctuations in quarterly operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers' forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Sales of our titles are also seasonal, with higher shipments typically occurring in the fourth calendar quarter as a result of increased demand for titles during the holiday season. Quarterly comparisons of operating results are not necessarily indicative of future operating results.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at June 30, 2011), or (b) 3.25% to 3.75% above the LIBOR rate with a minimum 4.00% LIBOR Rate (7.25% at June 30, 2011), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The Convertible Notes pay interest semi-annually at a fixed rate of 4.375% per annum and we expect that there will be no fluctuation related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 9 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended June 30, 2011, our foreign currency translation gain adjustment was approximately $0.3 million. We recognized a foreign exchange transaction gain in interest and other, net on our Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 of $0.3 million and a foreign exchange transaction loss for the three months ended June 30, 2010 of $1.1 million.

        We use forward foreign exchange contracts to mitigate foreign currency risk related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. At June 30, 2011, we had forward contracts outstanding to purchase $98.9 million of U.S. dollars in exchange for foreign currencies with maturities of less than one year. For the three months ended June 30, 2011 and 2010, we recorded a gain of $0.4 million and a loss of $0.9 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations.

        For the three months ended June 30, 2011, 52.1% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 5.2%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 5.2%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business or financial statements. There were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. In addition to the matters reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, we are, or may become, involved in routine litigation in the ordinary course of business which we do not believe to be material to our business or financial statements.

Item 1A.    Risk Factors

        There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 4.    (Removed and Reserved)

Item 6.    Exhibits

Exhibits:
10.1	Management Agreement, dated as of May 20, 2011, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 24, 2011 and incorporated herein by reference.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and March 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and June 30, 2010; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: August 9, 2011	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2011	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial Officer (Principal Financial Officer)