Form 10-Q
period 2011-09-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2011-11-08
CIK 946581

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

         As of November 3, 2011, there were 86,659,775 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$269,740	$280,359
Accounts receivable, net of allowances of $17,434 and $42,900 at September 30, 2011 and March 31, 2011, respectively	19,572	84,217
Inventory	45,077	24,578
Software development costs and licenses	150,373	131,676
Prepaid taxes and taxes receivable	5,834	8,280
Prepaid expenses and other	55,343	37,493

Total current assets	545,939	566,603

Fixed assets, net	18,107	19,632
Software development costs and licenses, net of current portion	122,676	138,320
Goodwill	225,729	225,170
Other intangibles, net	16,735	17,833
Other assets	2,730	4,101

Total assets	$931,916	$971,659

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90,331	$56,153
Accrued expenses and other current liabilities	126,931	158,459
Deferred revenue	17,193	13,434
Liabilities of discontinued operations	1,060	2,842

Total current liabilities	235,515	230,888

Long-term debt	111,299	107,239
Income taxes payable	13,498	12,037
Other long-term liabilities	3,117	2,961
Liabilities of discontinued operations, net of current portion	2,605	3,255

Total liabilities	366,034	356,380

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 150,000 shares authorized; 86,366 and 86,119 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively	864	861
Additional paid-in capital	722,406	706,482
Accumulated deficit	(158,607)	(102,523)
Accumulated other comprehensive income	1,219	10,459

Total stockholders' equity	565,882	615,279

Total liabilities and stockholders' equity	$931,916	$971,659

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$107,034	$244,972	$441,414	$620,362
Cost of goods sold	74,703	136,642	285,922	380,688

Gross profit	32,331	108,330	155,492	239,674
Selling and marketing	28,773	46,602	103,456	96,407
General and administrative	25,785	26,620	56,362	52,822
Research and development	15,998	18,074	32,517	34,255
Depreciation and amortization	3,284	4,005	6,529	7,770

Total operating expenses	73,840	95,301	198,864	191,254

Income (loss) from operations	(41,509)	13,029	(43,372)	48,420
Interest and other, net	(4,333)	(1,644)	(8,013)	(6,382)

Income (loss) from continuing operations before income taxes	(45,842)	11,385	(51,385)	42,038

Provision for income taxes	1,419	3,347	4,495	6,638

Income (loss) from continuing operations	(47,261)	8,038	(55,880)	35,400
Loss from discontinued operations, net of taxes	(110)	(4,699)	(204)	(5,747)

Net income (loss)	$(47,371)	$3,339	$(56,084)	$29,653

Earnings (loss) per share:
Continuing operations	$(0.57)	$0.09	$(0.68)	$0.41
Discontinued operations	—	(0.05)	—	(0.06)

Basic earnings (loss) per share	$(0.57)	$0.04	$(0.68)	$0.35

Continuing operations	$(0.57)	$0.09	$(0.68)	$0.41
Discontinued operations	—	(0.05)	—	(0.06)

Diluted earnings (loss) per share	$(0.57)	$0.04	$(0.68)	$0.35

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$(56,084)	$29,653

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization and impairment of software development costs and licenses	84,361	92,409
Depreciation and amortization	6,529	7,770
Loss from discontinued operations	204	5,747
Amortization and impairment of intellectual property	716	1,743
Stock-based compensation	12,660	17,714
Amortization of discount on Convertible Notes	4,060	3,568
Amortization of debt issuance costs	626	626
Other, net	91	(1,033)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	64,645	(30,515)
Inventory	(20,499)	(21,406)
Software development costs and licenses	(87,584)	(83,531)
Prepaid expenses, other current and other non-current assets	(14,734)	(29,691)
Deferred revenue	3,759	2,009
Accounts payable, accrued expenses, income taxes payable and other liabilities	(7,821)	78,251
Net cash used in discontinued operations	(1,161)	(8,067)

Net cash (used in) provided by operating activities	(10,232)	65,247

Investing activities:
Purchase of fixed assets	(4,780)	(5,674)
Settlement of purchase price related to discontinued operations	(1,475)	—
Cash received from sale of business	—	3,075
Payments in connection with business combinations, net of cash acquired	—	(1,000)

Net cash used in investing activities	(6,255)	(3,599)

Financing activities:
Proceeds from exercise of employee stock options	195	87

Net cash provided by financing activities	195	87

Effects of exchange rates on cash and cash equivalents	5,673	(2,754)

Net (decrease) increase in cash and cash equivalents	(10,619)	58,981
Cash and cash equivalents, beginning of year	280,359	145,838

Cash and cash equivalents, end of period	$269,740	$204,819

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, marketer and publisher of interactive entertainment for consumers around the globe. The Company develops and publishes products through its two wholly-owned labels Rockstar Games and 2K, which publishes its titles under the 2K Games, 2K Sports and 2K Play brands. Our products are designed for console systems, handheld gaming systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms and cloud streaming services.

Basis of Presentation

        The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and reflect all normal and recurring adjustments necessary for the fair presentation of our financial position, results of operations and cash flows. All material inter-company accounts and transactions have been eliminated in consolidation. The preparation of these Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. We adhere to the same accounting policies in the preparation of our interim financial statements. As permitted under accounting principles generally accepted in the United States, interim accounting for certain expenses, including income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.

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

or less to be cash equivalents. At September 30, 2011 and March 31, 2011 we had $28,484 and $20,091, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets because its use was restricted.

        The estimated fair value of the Company's Convertible Notes (defined in Note 9) is $108,914 as of September 30, 2011. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

        We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies. From time to time, we use forward exchange contracts to mitigate foreign currency risk associated with foreign currency assets and liabilities consisting primarily of cash balances and certain non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. We do not designate foreign currency forward contracts as hedging instruments and accordingly, we mark to market our foreign currency forward contracts each period and any gains and losses are recognized in net income (loss). At September 30, 2011, we had forward contracts outstanding to purchase $2,339 of foreign currency in exchange for U.S. dollars and to purchase $53,856 of U.S. dollars in exchange for foreign currencies with maturities of less than one year. The fair value of our foreign currency forward contracts was immaterial as of September 30, 2011. At March 31, 2011, we had forward contracts outstanding to purchase $2,399 of foreign currency in exchange for U.S. dollars and to purchase $35,539 of U.S. dollars in exchange for foreign currencies with maturities of less than one year. The fair value of our foreign currency forward contracts was immaterial as of March 31, 2011. For the three months ended September 30, 2011 and 2010, we recorded a loss of $180 and a loss of $4,369, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the six months ended September 30, 2011 and 2010, we recorded a gain of $237 and a loss of $5,221, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations.

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

Testing Goodwill for Impairment

        On September 30, 2011, the Company adopted new guidance related to testing goodwill for impairment effective for the Company's annual impairment test as of August 1, 2011. This new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing entities to go directly to the quantitative assessment. This new guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. However, early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The early adoption of this new guidance did not have any impact on our consolidated financial position, cash flows or results of operations.

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

        The following is a summary of the results of the discontinued operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Loss before income taxes	$(110)	$(4,531)	$(204)	$(5,425)
Loss on sale	—	—	—	(274)
Provision for income taxes	—	168	—	48

Net loss	$(110)	$(4,699)	$(204)	$(5,747)

        The following is a summary of the liabilities of discontinued operations:

	September 30, 2011	March 31, 2011
Liabilities of discontinued operations:
Current:
Accrued expenses and other current liabilities	$1,060	$2,842

Total current liabilities	1,060	2,842
Other non-current liabilities	2,605	3,255

Total liabilities of discontinued operations	$3,665	$6,097

3. MANAGEMENT AGREEMENT

        In March 2007, we entered into a management services agreement (as amended, the "Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, serves as our Chief Operating Officer. In May 2011, we entered into a new management agreement (the "New Management Agreement") with ZelnickMedia pursuant to which ZelnickMedia will continue to provide management, consulting and executive level services to the Company through May 2015. As part of the New Management Agreement, Mr. Zelnick serves as Executive Chairman and Chief Executive Officer and Mr. Slatoff serves as Chief Operating Officer. In September 2011, the New Management Agreement, which upon effectiveness, superseded and replaced the Management Agreement was approved by the Company's stockholders at the Company's 2011 Annual Meeting. The New Management Agreement provides for the annual management fee to remain at $2,500, subject to annual increases in the amount of 3% over the term of the agreement, and the maximum annual bonus was increased to $3,500 from $2,500, subject to annual increases in the amount of 3% over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $1,187 and $1,250 for the three months ended

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

3. MANAGEMENT AGREEMENT (Continued)

September 30, 2011 and 2010, respectively, and $2,125 and $3,021 for the six months ended September 30, 2011 and 2010, respectively.

        Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vested over 36 months and expire 10 years from the date of grant. Each month, we remeasured the fair value of the unvested portion of such options and recorded compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock impacted compensation expense or benefit recognized from period to period. We recorded stock-based compensation related to this option grant of $584 and $1,565 for the three months and six months ended September 30, 2010, respectively.

        In June 2008, pursuant to the Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia that vested annually over a three year period and 900,000 shares of market-based restricted stock that vest over a four year period through 2012, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Industrial Index measured annually on a cumulative basis. For the three months ended September 30, 2011 and 2010, we recorded a benefit of $20 and an expense of $300, respectively, of stock-based compensation (a component of general and administrative expenses) related to these grants of restricted stock. For the six months ended September 30, 2011 and 2010, we recorded an expense of $507 and $385, respectively, of stock-based compensation (a component of general and administrative expenses) related to these grants of restricted stock.

        In addition, pursuant to the New Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that will vest annually through April 1, 2015 and 1,650,000 shares of market-based restricted stock that vest through April 1, 2015, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Composite Index measured annually on a cumulative basis. For the three months and six months ended September 30, 2011, we recorded an expense of $332 of stock-based compensation (a component of general and administrative expenses) related to these grants of restricted stock.

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

4. FAIR VALUE MEASUREMENTS (Continued)

        The table below segregates all assets that are measured at fair value on a recurring basis (which is measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	September 30, 2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds	$31,859	$31,859	$—	$—
Bank-time deposits	$96,619	$96,619	$—	$—

5. COMPREHENSIVE INCOME (LOSS)

        Components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(47,371)	$3,339	$(56,084)	$29,653
Foreign currency translation adjustment	(9,508)	14,395	(9,240)	7,185

Comprehensive income (loss)	$(56,879)	$17,734	$(65,324)	$36,838

6. INVENTORY

        Inventory balances by category are as follows:

	September 30, 2011	March 31, 2011
Finished products	$42,090	$21,541
Parts and supplies	2,987	3,037

Inventory	$45,077	$24,578

        Estimated product returns included in inventory at September 30, 2011 and March 31, 2011 were $1,581 and $1,183, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	September 30, 2011		March 31, 2011
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$96,248	$102,784	$65,297	$100,251
Software development costs, externally developed	52,677	19,892	65,292	38,069
Licenses	1,448	—	1,087	—

Software development costs and licenses	$150,373	$122,676	$131,676	$138,320

        Software development costs and licenses as of September 30, 2011 and March 31, 2011 included $260,086 and $263,082, respectively, related to titles that have not been released.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	September 30, 2011	March 31, 2011
Software development royalties	$52,570	$63,720
Compensation and benefits	14,880	19,699
Licenses	11,454	28,488
Income tax payable and deferred tax liability	10,603	12,481
Marketing and promotions	8,580	8,238
Rent and deferred rent obligations	5,670	5,006
Deferred consideration for acquisitions	5,289	2,500
Professional fees	3,831	4,093
Other	14,054	14,234

Accrued expenses and other current liabilities	$126,931	$158,459

9. LONG-TERM DEBT

Credit Agreement

        In July 2007, we entered into a Credit Agreement (the "Existing Credit Agreement") which provided for borrowings of up to $140,000 and was secured by substantially all of our assets and the equity of our subsidiaries. Revolving loans under the Existing Credit Agreement bore interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at September 30, 2011), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at September 30, 2011), with the margin rate subject to the achievement of certain average liquidity levels. We were also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75%. We had no outstanding borrowings at September 30, 2011 and March 31, 2011.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. LONG-TERM DEBT (Continued)

        Information related to availability on our Existing Credit Agreement is as follows:

	September 30, 2011	March 31, 2011
Available borrowings	$62,216	$115,503
Outstanding letters of credit	1,664	1,664

        We recorded interest expense and fees related to the Existing Credit Agreement of $439 and $441 for the three months ended September 30, 2011 and 2010, respectively, and $875 and $897 for the six months ended September 30, 2011 and 2010, respectively.

        The Existing Credit Agreement contained covenants that substantially limited us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Existing Credit Agreement provided for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Existing Credit Agreement also contained a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30,000 (including available borrowings under the credit facility), based on a 30-day average. As of September 30, 2011, we were in compliance with all covenants and requirements outlined in the Existing Credit Agreement.

        In October 2011, we amended the Existing Credit Agreement by entering into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which provides for borrowings of up to $100,000, which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate, or (b) 2.50% to 3.00% above the LIBOR Rate, with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes ("Convertible Notes") upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. LONG-TERM DEBT (Continued)

period, if the liquidity of our domestic operations falls below $30,000 (including available borrowings under the credit facility), based on a 30-day average period preceding the last day of any fiscal quarter.

Convertible Notes

        In June 2009, we issued $138,000 aggregate principal amount of 4.375% Convertible Notes due 2014. The issuance of the Convertible Notes included $18,000 related to the exercise of an over-allotment option by the underwriters. Interest on the Convertible Notes is payable semi-annually in arrears on June 1st and December 1st of each year, and commenced on December 1, 2009. The Convertible Notes mature on June 1, 2014, unless earlier redeemed or repurchased by the Company or converted.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. LONG-TERM DEBT (Continued)

        The indenture governing the Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the Convertible Notes will automatically become due and payable immediately. As of September 30, 2011, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

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

        The following table provides additional information related to our Convertible Notes:

	September 30, 2011	March 31, 2011
Principal amount of Convertible Notes	$138,000	$138,000
Unamortized discount of the liability component	26,701	30,761

Net carrying amount of Convertible Notes	$111,299	$107,239

Carrying amount of debt issuance costs	$1,820	$2,161

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. LONG-TERM DEBT (Continued)

        The following table provides the components of interest expense related to our Convertible Notes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Cash interest expense (coupon interest expense)	$1,509	$1,509	$3,018	$2,985
Non-cash amortization of discount on Convertible Notes	2,063	1,813	4,060	3,568
Amortization of debt issuance costs	170	170	341	341

Total interest expense related to Convertible Notes	$3,742	$3,492	$7,419	$6,894

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

        On November 17, 2010, the Company and the individual defendants sought leave to file motions to dismiss all of Wilamowsky's claims, in accordance with the presiding judge's individual rules. A pre-motion hearing to address defendants' request was held on December 14, 2010, at which the requested leave was granted, and on January 14, 2011 defendants filed their motions. The matter was fully briefed as of January 28, 2011. On September 30, 2011, the SDNY Court granted the Company's and the individual defendants' motions to dismiss, dismissing all of Plaintiff's claims with prejudice.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

11. EARNINGS (LOSS) PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Computation of Basic EPS:
Net income (loss)	$(47,371)	$3,339	$(56,084)	$29,653
Less: net income allocated to participating securities	—	(226)	—	(2,069)

Net income (loss) for basic EPS calculation	$(47,371)	$3,113	$(56,084)	$27,584

Total weighted average shares outstanding—basic	82,940	85,580	82,722	85,534
Less: weighted average participating shares outstanding	—	(5,786)	—	(5,968)

Weighted average common shares outstanding—basic	82,940	79,794	82,722	79,566

Basic EPS	$(0.57)	$0.04	$(0.68)	$0.35

Computation of Diluted EPS:
Net income (loss)	$(47,371)	$3,339	$(56,084)	$29,653
Less: net income allocated to participating securities	—	(226)	—	(2,069)

Net income (loss) for diluted EPS calculation	$(47,371)	$3,113	$(56,084)	$27,584

Weighted average common shares outstanding—basic	82,940	79,794	82,722	79,566
Add: dilutive effect of common stock equivalents	—	—	—	—

Weighted average common shares outstanding—diluted	82,940	79,794	82,722	79,566

Diluted EPS	$(0.57)	$0.04	$(0.68)	$0.35

        The Company incurred a net loss for the three and six months ended September 30, 2011; therefore, the basic and diluted weighted average shares outstanding exclude the impact of unvested share-based awards that are considered participating restricted stock and all common stock equivalents because their impact would be antidilutive.

        Our unvested restricted stock rights (including restricted stock units, time-based and market-based restricted stock awards) are considered participating restricted stock since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted stock rights from the numerator and excludes the dilutive impact of those awards from the denominator. For the three and six months ended September 30, 2011, we had 4,651,000 of unvested share-based awards that are considered participating restricted stock which are excluded due to the net loss for those periods.

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

        In connection with the issuance of our Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 9) which were excluded from the calculation of diluted EPS because their impact is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our Convertible Notes, the Company entered into warrant transactions (see Note 9). For the three months and six months ended September 30, 2010, the Company excluded the warrants outstanding from its diluted EPS because the warrants' strike price of $14.945 was greater than the average market price of our common stock.

        Other common stock equivalents excluded from the diluted EPS calculation were unexercised stock option awards of approximately 2,299,000 for the three and six months ended September 30, 2011 because their effect would be antidilutive. For the three and six months ended September 30, 2010, the Company excluded from its diluted EPS calculation approximately 2,475,000 of common stock equivalents which were antidilutive because the common stock equivalents' exercise prices exceeded the average fair market value of the Company's common stock.

        For the three and six months ended September 30, 2011, we issued approximately 68,000 and 144,000 shares, respectively, of common stock in connection with restricted stock awards. During the three and six months ended September 30, 2011, we canceled 58,000 and 108,000 shares, respectively, of unvested restricted stock awards.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

12. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue by geographic region:	2011	2010	2011	2010
United States	$51,814	$105,701	$203,856	$293,307
Canada	4,285	13,860	26,004	32,438

North America	56,099	119,561	229,860	325,745
Rest of Europe	22,924	82,413	108,937	172,458
United Kingdom	10,803	21,755	52,786	69,832
Asia Pacific and other	17,208	21,243	49,831	52,327

Total net revenue	$107,034	$244,972	$441,414	$620,362

        Net revenue by product platform was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue by product platform:	2011	2010	2011	2010
Microsoft Xbox 360	$41,466	$78,836	$205,329	$245,732
Sony PlayStation 3	32,372	87,789	168,640	260,398
PC	15,364	47,431	39,591	63,905
Sony PSP	4,318	4,805	6,973	8,580
Nintendo DS	4,185	8,169	6,728	13,344
Sony PlayStation 2	3,362	4,266	5,945	7,961
Nintendo Wii	4,129	12,414	5,562	18,194
Other	1,838	1,262	2,646	2,248

Total net revenue	$107,034	$244,972	$441,414	$620,362

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

Overview

Our Business

        We are a leading developer, marketer and publisher of interactive entertainment for consumers around the globe. The Company develops and publishes products through its two wholly-owned labels Rockstar Games and 2K, which publishes its titles under the 2K Games, 2K Sports and 2K Play brands. Our products are designed for console systems, handheld gaming systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms and cloud streaming services. In July 2011, we launched our first social gaming experience, Sid Meier's Civilization World, for Facebook. The global installed base for the prior generation of platforms, including Sony's Play Station®2 ("PS2") and Nintendo's DS™ ("DS") ("prior generation platforms") is substantial. The release of Sony's Playstation®3 ("PS3"), Microsoft's Xbox 360® ("XBox 360"), and Nintendo's Wii™ ("Wii") platforms ("current generation platforms") has further expanded the video game software market. We are continuing to increase the number of titles released on the current generation platforms while also selectively developing titles for certain prior generation platforms such as PS2 and DS given their significant installed base, as long as it is economically attractive to do so. We have pursued a strategy of capitalizing on the widespread market acceptance of interactive entertainment, as well as the growing popularity of innovative action, adventure, racing, role-playing, sports and strategy games that appeal to the expanding demographic of video game players.

        We endeavor to be the most creative, innovative and efficient company in our industry. Our strategy is to capitalize on the widespread popularity of interactive entertainment by focusing on publishing a select number of high quality titles for which we can create sequels and build successful franchises. We develop most of our frontline products internally and own the intellectual property associated with the majority of them, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, racing, role-playing, sports and strategy, which we distribute world-wide. We believe that our commitment to creativity and innovation is a distinguishing strength, allowing us to differentiate many of our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands to match the variety of consumer demographics we aspire to serve, ranging from adults to children and game enthusiasts to casual gamers.

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

        We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. Software titles published by our Rockstar Games label are primarily internally developed. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series and continues to expand on our established franchises by releasing sequels as well as offering downloadable episodes and content. In May 2011, Rockstar released the commercially successful and critically acclaimed L.A. Noire for Xbox 360 and PS3, which became the first video game ever chosen as an official selection of the Tribeca Film Festival. Rockstar has released several downloadable content packs to support the title. Rockstar is also well known for developing brands in other genres, including the Bully, Manhunt and Max Payne franchises.

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

        Our 2K Sports series, which includes Major League Baseball 2K and NBA 2K, provides annual revenue streams since they are generally published on a yearly basis. We develop most of our 2K Sports software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series and our Top Spin tennis series. 2K Sports has secured long-term, third party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media. In addition, 2K Sports has secured a licensing agreement with the National Basketball Association ("NBA").

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

Trends and Factors Impacting our Business

        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 11.8% of the Company's net revenue for the six months ended September 30, 2011. The timing of our Grand Theft Auto releases varies significantly, which in turn may impact our financial performance on a quarterly and annual basis.

        Economic Environment and Retailer Performance.    We continue to monitor economic conditions which may have unfavorable impacts on our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for approximately 49.5% and 48.4% of net revenue for the six months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and March 31, 2011, amounts due from our five largest customers comprised approximately 61.5% and 54.2% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 46.7% and 38.2% of such balance at September 30, 2011 and March 31, 2011, respectively. The economic environment has impacted our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Our business is also negatively impacted by the actions of certain of our large customers, who sell used copies of our games, which reduces demand for new copies of our games. We now offer downloadable episodes for certain of our titles. While this may serve to reduce some used game sales, we expect sales of used games to continue to affect our business.

        Hardware Platforms.    The majority of our products are made for the hardware platforms developed by three companies—Sony, Microsoft and Nintendo. Note 12 to our Unaudited Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that Sony, Microsoft and Nintendo hardware platforms comprised approximately 90.4% of the Company's net revenue by product platform for the six months ended September 30, 2011. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms declines, which may negatively affect our business. Additionally, our development costs are generally higher for titles based on new platforms, and we have limited ability to predict the consumer acceptance of the new platforms, which may impact our sales and profitability. As a result, we believe it is important to focus our development efforts on a select number of titles, which is consistent with our strategy.

        International Operations.    Sales in international markets, primarily in Europe, have accounted for a significant portion of our revenue. Note 12 to our Unaudited Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that the United Kingdom and the Rest of Europe comprised approximately 36.6% of the Company's net revenue for the six months ended September 30, 2011. We have also expanded our Asian operations in an effort to increase our geographical scope and diversify our revenue base. We are subject to risks associated with foreign trade, including credit risks and consumer acceptance of our products and our financial results may be impacted by fluctuations in foreign currency exchange rates.

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

Product Releases

        We have recently released the following key titles during the six months ended September 30, 2011:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
L.A. Noire	Rockstar Games	External	PS3, Xbox 360	May 17, 2011
Duke Nukem Forever	2K Games	External	PS3, Xbox 360, PC	June 10, 2011

Product Pipeline

        We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
NBA® 2K12	2K Sports	Internal	PS3, PS2, PSP, Xbox 360, Wii, PC	October 4, 2011 (released)
The Darkness II	2K Games	External	PS3, Xbox 360, PC	February 7, 2012
Max Payne 3	Rockstar Games	Internal	PS3, Xbox 360, PC	March 2012
Major League Baseball 2K12	2K Sports	Internal	PS3, PS2, Xbox 360, Wii, DS, PC	March 2012
BioShock® Infinite	2K Games	Internal	PS3, Xbox 360, PC	Calendar year 2012
Spec Ops: The Line	2K Games	External	PS3, Xbox 360, PC	Fiscal year 2013
Borderlands™ 2	2K Games	External	PS3, Xbox 360, PC	Fiscal year 2013
XCOM®	2K Games	Internal	PS3, Xbox 360, PC	Fiscal year 2013
Grand Theft Auto V	Rockstar Games	Internal	To Be Announced	To Be Announced

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

Testing Goodwill for Impairment

        On September 30, 2011, the Company adopted new guidance related to testing goodwill for impairment effective for the Company's annual impairment test as of August 1, 2011. This new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing entities to go directly to the quantitative assessment. This new guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. However, early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The early adoption of this new guidance did not have any impact on our consolidated financial position, cash flows or results of operations.

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

Results of Operations

        Consolidated operating results, net revenue by geographic region and net revenue by platform as a percentage of net revenue are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.8%	55.8%	64.8%	61.4%

Gross profit	30.2%	44.2%	35.2%	38.6%

Selling and marketing	26.9%	19.0%	23.4%	15.5%
General and administrative	24.1%	10.9%	12.8%	8.5%
Research and development	14.9%	7.4%	7.4%	5.5%
Depreciation and amortization	3.1%	1.6%	1.4%	1.3%

Total operating expenses	69.0%	38.9%	45.0%	30.8%

Income (loss) from operations	(38.8)%	5.3%	(9.8)%	7.8%
Interest and other, net	(4.0)%	(0.7)%	(1.8)%	(1.0)%

Income (loss) from continuing operations before income taxes	(42.8)%	4.6%	(11.6)%	6.8%

Provision for income taxes	1.4%	1.4%	1.1%	1.1%

Income (loss) from continuing operations	(44.2)%	3.2%	(12.7)%	5.7%
Loss from discontinued operations, net of taxes	(0.1)%	(1.8)%	0.0%	(0.9)%

Net income (loss)	(44.3)%	1.4%	(12.7)%	4.8%

Net revenue by geographic region:
United States and Canada	52.4%	48.8%	52.1%	52.5%
Europe, Asia Pacific and Other	47.6%	51.2%	47.9%	47.5%
Net revenue by platform:
Console	76.0%	74.8%	87.3%	85.8%
PC	14.4%	19.4%	9.0%	10.3%
Handheld	7.9%	5.3%	3.1%	3.5%
Other	1.7%	0.5%	0.6%	0.4%

Three Months Ended September 30, 2011 Compared to September 30, 2010

(thousands of dollars)	2011	%	2010	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$107,034	100.0%	$244,972	100.0%	$(137,938)	(56.3)%
Product costs	40,137	37.5%	67,026	27.4%	(26,889)	(40.1)%
Software development costs and royalties(1)	17,248	16.1%	44,592	18.2%	(27,344)	(61.3)%
Internal royalties	6,579	6.2%	15,803	6.4%	(9,224)	(58.4)%
Licenses	10,739	10.0%	9,221	3.8%	1,518	16.5%

Cost of goods sold	74,703	69.8%	136,642	55.8%	(61,939)	(45.3)%

Gross profit	$32,331	30.2%	$108,330	44.2%	$(75,999)	(70.2)%

(1)
Includes $381 and $1,788 of stock-based compensation expense in 2011 and 2010, respectively.

        Net revenue decreased $137.9 million for the three months ended September 30, 2011 as compared to the prior year. This decrease is primarily due to a $137.3 million decrease from Red Dead Redemption, which released in May 2010, Mafia II, which released in August 2010, and Sid Meier's Civilization® V, which released in September 2010. These decreases are partially offset by an $11.8 million increase from L.A. Noire, which released in May 2011, and Nicktoons MLB, which released in September 2011, as well as an increase in sales of our Grand Theft Auto franchise of approximately $4.3 million.

        Net revenue on current generation consoles accounted for approximately 72.8% of our total net revenue for the three months ended September 30, 2011 which is in line with 73.1% for the prior year. PC sales decreased to approximately 14.4% of our total net revenue for the three months ended September 30, 2011 as compared to 19.4% for the prior year primarily due to the September 2010 release of Sid Meier's Civilization® V. Handheld sales increased to 7.9% of our total net revenue for the three months ended September 30, 2011 as compared to 5.3% for the prior year, primarily due to the impact of the decreased PC sales for the three months ended September 30, 2011 as discussed above.

        Gross profit as a percentage of net revenue decreased for the three months ended September 30, 2011 as compared to the prior year primarily due to higher product costs as a percentage of net revenue resulting from a greater share of net revenue having been generated from a product mix with lower selling price points.

        Revenue earned outside of North America accounted for approximately $50.9 million (47.6%) for the three months ended September 30, 2011 as compared to $125.4 million (51.2%) in the prior year. The year-over-year decrease as a percentage of revenue earned outside of North America was primarily due to the global release of Mafia II in August 2010. Foreign exchange positively impacted net revenue by approximately $3.4 million and negatively impacted gross profit by $0.3 million for the three months ended September 30, 2011 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2011	% of net revenue	2010	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$28,773	26.9%	$46,602	19.0%	$(17,829)	(38.3)%
General and administrative	25,785	24.1%	26,620	10.9%	(835)	(3.1)%
Research and development	15,998	14.9%	18,074	7.4%	(2,076)	(11.5)%
Depreciation and amortization	3,284	3.1%	4,005	1.6%	(721)	(18.0)%

Total operating expenses(1)	$73,840	69.0%	$95,301	38.9%	$(21,461)	(22.5)%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2011	2010
Selling and marketing	$1,281	$1,076
General and administrative	1,901	2,497
Research and development	1,049	1,132

        Foreign currency exchange rates increased total operating expenses by approximately $1.7 million for the three months ended September 30, 2011 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses decreased $17.8 million for the three months ended September 30, 2011, as compared to the prior year primarily due to advertising expenses incurred in the prior year for the release of Mafia II in August 2010.

General and administrative

        General and administrative expenses were in line for the three months ended September 30, 2011 as compared to the prior year.

        General and administrative expenses for the three months ended September 30, 2011 and 2010 include occupancy expense (primarily rent, utilities and office expenses) of $3.5 million and $3.4 million, respectively, related to our development studios.

Research and development

        Research and development expenses decreased $2.1 million for the three months ended September 30, 2011 as compared to the prior year primarily due to a $1.4 million decrease in personnel costs due to higher payroll capitalization rates at our development studios and a $0.8 million decrease in production expenses.

Interest and other, net

        Interest and other, net was an expense of $4.3 million for the three months ended September 30, 2011, as compared to an expense of $1.6 million for the three months ended September 30, 2010, primarily due to a foreign exchange transaction loss for the three months ended September 30, 2011 of $0.3 million as compared to a foreign exchange transaction gain for the three months ended September 30, 2010 of $2.2 million in our foreign subsidiaries.

Provision for income taxes

        For the three months ended September 30, 2011, income tax expense was $1.4 million, compared to income tax expense of $3.3 million for the three months ended September 30, 2010. The decrease in tax expense was primarily attributable to lower taxable earnings in certain foreign jurisdictions during the three months ended September 30, 2011.

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

Discontinued operations

        Loss from discontinued operations, net of income tax, reflects the results of our former distribution business for which net assets were sold in February 2010. For the three months ended September 30, 2011, the net loss was $0.1 million as compared to a net loss of $4.7 million for the three months ended September 30, 2010. The loss for the three months ended September 30, 2010 was primarily due to $4.8 million in costs associated with a liability for a lease assumption without economic benefit less estimates of sublease income.

Net income (loss) and earnings (loss) per share

        For the three months ended September 30, 2011, our net loss was $47.4 million, as compared to net income of $3.3 million in the prior year. Net loss per share for the three months ended September 30, 2011 was $0.57 as compared to net income per share of $0.04 for the three months ended September 30, 2010. Weighted average shares outstanding decreased compared to the prior year, primarily due to the inclusion of unvested share-based awards that are considered participating restricted stock due to net income generated during the three months ended September 30, 2010 offset, in part, by the vesting of restricted stock awards over the last twelve months.

Six Months Ended September 30, 2011 Compared to September 30, 2010

(thousands of dollars)	2011	%	2010	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$441,414	100.0%	$620,362	100.0%	$(178,948)	(28.8)%
Product costs	138,588	31.4%	168,103	27.1%	(29,515)	(17.6)%
Software development costs and royalties(1)	101,850	23.1%	108,630	17.5%	(6,780)	(6.2)%
Internal royalties	23,091	5.2%	83,265	13.4%	(60,174)	(72.3)%
Licenses	22,393	5.1%	20,690	3.4%	1,703	8.2%

Cost of goods sold	285,922	64.8%	380,688	61.4%	(94,766)	(24.9)%

Gross profit	$155,492	35.2%	$239,674	38.6%	$(84,182)	(35.1)%

(1)
Includes $3,585 and $8,008 of stock-based compensation expense in 2011 and 2010, respectively.

        Net revenue decreased $178.9 million for the six months ended September 30, 2011 as compared to the prior year. This decrease is primarily due to a $370.6 million decrease from Red Dead Redemption, which released in May 2010, and Mafia II, which released in August 2010 as well as a decrease in sales of our Grand Theft Auto franchise of approximately $35.6 million. These decreases are partially offset by a $246.8 million increase from the releases of L.A. Noire in May 2011 and Duke Nukem Forever in June 2011.

        Net revenue on current generation consoles accounted for approximately 86.0% of our total net revenue for the six months ended September 30, 2011 as compared to 84.5% for the prior year. The increase is primarily due to the September 2010 release of Sid Meier's Civilization® V on the PC. PC sales decreased to approximately 9.0% of our total net revenue for the six months ended September 30, 2011 as compared to 10.3% for the prior year primarily due to the September 2010 release of Sid Meier's Civilization® V. Handheld sales decreased to 3.1% of our total net revenue for the six months ended September 30, 2011 as compared to 3.5% for the prior year, primarily due to a decrease in sales of Grand Theft Auto: Chinatown Wars, which released on the PSP in October 2009 and the Nintendo DS in March 2009.

        Gross profit as a percentage of net revenue decreased for the six months ended September 30, 2011 as compared to the prior year. Product costs increased as a percentage of net revenue as a result of a greater share of net revenue being generated from a product mix with lower selling price points. Software development costs and royalties increased as a percentage of net revenue for the six months ended September 30, 2011 as we incurred higher royalty costs primarily associated with the May 2011 release of L.A. Noire and the June 2011 release of Duke Nukem Forever, which were externally developed. Partially offsetting the decrease in gross profit as a percentage of net revenue is lower internal royalty expense, which was primarily due to higher income generated in the prior year from the release of Red Dead Redemption in May 2010.

        Revenue earned outside of North America accounted for approximately $211.6 million (47.9%) for the six months ended September 30, 2011 as compared to $294.6 million (47.5%) in the prior year. The year-over-year increase as a percentage of revenue earned outside of North America was primarily due the global releases of L.A. Noire in May 2011 and Duke Nukem Forever in June 2011. Foreign exchange increased net revenue and gross profit by approximately $20.6 million and $3.0 million, respectively, for the six months ended September 30, 2011 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2011	% of net revenue	2010	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$103,456	23.4%	$96,407	15.5%	$7,049	7.3%
General and administrative	56,362	12.8%	52,822	8.5%	3,540	6.7%
Research and development	32,517	7.4%	34,255	5.5%	(1,738)	(5.1)%
Depreciation and amortization	6,529	1.4%	7,770	1.3%	(1,241)	(16.0)%

Total operating expenses(1)	$198,864	45.0%	$191,254	30.8%	$7,610	4.0%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2011	2010
Selling and marketing	$2,680	$2,304
General and administrative	$4,271	$5,429
Research and development	$2,124	$1,973

        Foreign currency exchange rates increased total operating expenses by approximately $6.6 million for the six months ended September 30, 2011 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased $7.0 million for the six months ended September 30, 2011, as compared to the prior year primarily due to a $5.0 million increase in advertising expenses incurred for the releases of L.A. Noire in May 2011 and Duke Nukem Forever in June 2011 partially offset by advertising expenses incurred in the prior year for the release of Red Dead Redemption in May 2010 and Mafia II in August 2010. Also contributing to the increase in selling and marketing expenses is a $1.9 million increase in personnel costs primarily due to increased headcount.

General and administrative

        General and administrative expenses increased $3.5 million for the six months ended September 30, 2011 as compared to the prior year primarily due to $2.5 million of income resulting from a favorable legal settlement in the prior year and $1.0 million of costs associated with a net liability for a lease assumption without economic benefit during the six months ended September 30, 2011.

        General and administrative expenses for the six months ended September 30, 2011 and 2010 include occupancy expense (primarily rent, utilities and office expenses) of $7.7 million and $7.1 million, respectively, related to our development studios.

Research and development

        Research and development expenses decreased $1.7 million for the six months ended September 30, 2011 as compared to the prior year primarily due to a $2.1 million decrease in production expenses partially offset by a $0.2 million increase in personnel-related costs.

Interest and other, net

        Interest and other, net was an expense of $8.0 million for the six months ended September 30, 2011, as compared to an expense of $6.4 million for the six months ended September 30, 2010, primarily due to a foreign exchange transaction loss for the six months ended September 30, 2011 of $0.1 million as compared to a foreign exchange transaction gain for the six months ended September 30, 2010 of $1.0 million in our foreign subsidiaries.

Provision for income taxes

        For the six months ended September 30, 2011, income tax expense was $4.5 million, compared to income tax expense of $6.6 million for the six months ended September 30, 2010. The decrease in tax expense was primarily attributable to lower taxable earnings in certain foreign jurisdictions during the six months ended September 30, 2011.

        Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances and changes in gross unrecognized tax benefits during the periods.

        For the six months ended September 30, 2011, gross unrecognized tax benefits increased by $1.5 million, which primarily related to an increase in uncertain tax positions in foreign jurisdictions offset by a decrease in interest and penalties of $0.1 million. We generally are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended October 31, 2008 and state income tax returns for periods prior to fiscal year ended October 31, 2004. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended October 31, 2005. U.S. federal taxing authorities have completed examinations of our income tax returns through the fiscal years ended October 31, 2006 and commenced their audit of fiscal years ending October 31, 2008 and 2009. Certain U.S. state taxing authorities are currently examining our income tax returns from fiscal years ended October 31, 2004 through October 31, 2006. In addition, tax authorities in certain non-U.S. jurisdictions are currently examining our income tax returns. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Discontinued operations

        Loss from discontinued operations, net of income tax, reflects the results of our former distribution business for which net assets were sold in February 2010. For the six months ended September 30, 2011, the net loss was $0.2 million as compared to a net loss of $5.7 million for the six months ended September 30, 2010. The loss for the six months ended September 30, 2010 was primarily due to $4.8 million in costs associated with a liability for a lease assumption without economic benefit less estimates of sublease income.

Net income (loss) and earnings (loss) per share

        For the six months ended September 30, 2011, our net loss was $56.1 million, as compared to net income of $29.7 million in the prior year. Net loss per share for the six months ended September 30, 2011 was $0.68 as compared to net income per share of $0.35 for the six months ended September 30, 2010. Weighted average shares outstanding decreased compared to the prior year, primarily due to the inclusion of unvested share-based awards that are considered participating restricted stock due to net income generated during the six months ended September 30, 2010 offset, in part, by the vesting of restricted stock awards over the last twelve months.

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

        At any time on or after June 5, 2012, the Company may redeem all of the outstanding Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide notice of redemption to holders of the Convertible Notes exceeds 150% of the conversion price in effect on each such trading day. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date. The indenture governing the Convertible Notes contains customary terms and covenants and events of default. As of September 30, 2011, we were in compliance with all covenants and requirements outlined in the indenture governing the Convertible Notes.

        In July 2007, we entered into a Credit Agreement (the "Existing Credit Agreement") which provided for borrowings of up to $140.0 million and was secured by substantially all of our assets and the equity of our subsidiaries. Revolving loans under the Existing Credit Agreement bore interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at September 30, 2011 and March 31, 2011), or (b) 3.25% to 3.75% above the LIBOR Rate with a minimum 4.00% LIBOR Rate (7.25% at September 30, 2011 and March 31, 2011). We were also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.75%, based on amounts borrowed.

        Availability under the Existing Credit Agreement was restricted by our domestic and United Kingdom based accounts receivable and inventory balances. The Existing Credit Agreement also allowed for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

        As of September 30, 2011 there were no outstanding borrowings and $62.2 million was available to borrow. We had $1.7 million of letters of credit outstanding at September 30, 2011.

        The Existing Credit Agreement contained covenants that substantially limited us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations). In addition, the Existing Credit Agreement provided for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Existing Credit Agreement also contained a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30.0 million (including available borrowings under the credit facility), based on a 30-day average. As of September 30, 2011, we were in compliance with all covenants and requirements outlined in the Existing Credit Agreement.

        In October 2011, we amended the Existing Credit Agreement by entering into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which provides for borrowings of up to $100.0 million, which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate, or (b) 2.50% to 3.00% above the LIBOR Rate, with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes ("Convertible Notes") upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if the liquidity of our domestic operations falls below $30.0 million (including available borrowings under the credit facility), based on a 30-day average period preceding the last day of any fiscal quarter.

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for approximately 49.5% and 48.4% of net revenue for the six months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and March 31, 2011, amounts due from our five largest customers comprised approximately 61.5% and 54.2% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 46.7% and 38.2% of such balance at September 30, 2011 and March 31, 2011, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may impact our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business, there were no material agreements requiring known cash commitments entered into during the six months ended September 30, 2011.

        We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

        As of September 30, 2011, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $159.3 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets our business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax impact to the extent possible. However, any repatriation may not result in actual cash payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits.

        Our changes in cash flows are as follows:

	Six Months Ended Sept 30,
(thousands of dollars)	2011	2010
Cash (used in) provided by operating activities	$(10,232)	$65,247
Cash used in investing activities	(6,255)	(3,599)
Cash provided by financing activities	195	87
Effects of exchange rates on cash and cash equivalents	5,673	(2,754)

Net (decrease) increase in cash and cash equivalents	$(10,619)	$58,981

        At September 30, 2011 we had $269.7 million of cash and cash equivalents, compared to $280.4 million at March 31, 2011. Our decrease in cash and cash equivalents from March 31, 2011 was primarily a result of cash used for operating activities and investing activities partially offset by the effect of exchange rates.

        Cash used for operating activities was primarily due to our net loss of $56.1 million and increased inventory purchases related to the releases of L.A. Noire in May 2011, Duke Nukem Forever in June 2011 and NBA 2K12 in October 2011 offset by the collection of customer receivables. Cash used for investing activities was primarily due to capital expenditures. Cash and cash equivalents were positively impacted by $5.7 million during the six months ended September 30, 2011 as a result of foreign currency exchange movements.

Off-Balance Sheet Arrangements

        As of September 30, 2011 and March 31, 2011, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any off-balance sheet arrangements and are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia, Latin America and Asia. For the three months ended September 30, 2011 and 2010, approximately 51.6% and 56.9%, respectively, of our net revenue was earned outside of the United States. For the six months ended September 30, 2011 and 2010, approximately 53.8% and 52.7%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Existing Credit Agreement, outstanding balances bear interest at our election of (a) 2.00% to 2.50% above a certain base rate with a minimum 6.00% base rate (8.00% at September 30, 2011), or (b) 3.25% to 3.75% above the LIBOR rate with a minimum 4.00% LIBOR Rate (7.25% at September 30, 2011), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The Convertible Notes pay interest semi-annually at a fixed rate of 4.375% per annum and we expect that there will be no fluctuation related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 9 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the six months ended September 30, 2011, our foreign currency translation loss adjustment was approximately $9.2 million. We recognized a foreign exchange transaction loss in interest and other, net on our Condensed Consolidated Statements of Operations for the six months ended September 30, 2011 of $0.1 million and a foreign exchange transaction gain for the six months ended September 30, 2010 of $1.0 million.

        We use forward foreign exchange contracts to mitigate foreign currency risk related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. At September 30, 2011, we had forward contracts outstanding to purchase $2.3 million of foreign currency in exchange for U.S. dollars and to purchase $53.9 million of U.S. dollars in exchange for foreign currencies with maturities of less than one year. For the three months ended September 30, 2011 and 2010, we recorded a loss of $0.2 million and a loss of $4.4 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the six months ended September 30, 2011 and 2010, we recorded a gain of $0.2 million and a loss of $5.2 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations.

        For the six months ended September 30, 2011, 53.8% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the

U.S. dollar against all currencies would decrease revenues by 5.4%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 5.4%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Wilamowsky v. Take-Two et al.    As described in Note 10 of Part I, on September 29, 2010, an individual claiming to be a shareholder of Take-Two filed a Complaint in the United States District Court for the Southern District of New York (the "SDNY Court") against the Company, its former Chief Executive Officer, and three former directors. Wilamowsky alleged that he sold short shares of Take-Two stock between March 2004 and July 2006, and as a result of alleged misstatements regarding stock options backdating, the Company's stock price remained at artificially high levels during that period. Wilamowsky claims he was therefore forced to cover his short sales with purchases of Take-Two stock at prices that were higher than the true value of those shares. The Complaint alleges against all defendants violations of §10(b) of the Exchange Act and Rule 10b-5, breaches of fiduciary duty and unjust enrichment. In addition, the Complaint alleges violations §20(a) of the Exchange Act against our former Chief Executive Officer. Wilamowsky's claims arise from the same allegations of stock options backdating that were alleged in In re Take-Two Interactive Securities Litigation, a class action that was previously settled and dismissed on October 19, 2010, and from which settlement Wilamowsky, as a short seller, was excluded.

        On November 17, 2010, the Company and the individual defendants sought leave to file motions to dismiss all of Wilamowsky's claims, in accordance with the presiding judge's individual rules. A pre-motion hearing to address defendants' request was held on December 14, 2010, at which the requested leave was granted, and on January 14, 2011 defendants filed their motions. The matter was fully briefed as of January 28, 2011. On September 30, 2011, the SDNY Court granted the Company's and the individual defendants' motions to dismiss, dismissing all of Plaintiff's claims with prejudice.

Item 1A.    Risk Factors

        There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 other than the following.

The lockout by NBA owners could have a material adverse impact on our business and operating results.

        The NBA players union and the owners of the NBA teams are currently renegotiating their collective bargaining agreement, which expired following the 2010-2011 basketball season. Sales of 2K's annually released basketball game could be adversely affected due to the players being locked out and the reduction in the number of games in, or cancellation of, the 2011-2012 basketball season.

Item 4.    (Removed and Reserved)

Item 6.    Exhibits

Exhibits:
10.1	Global Playstation 3 Format Licensed Publisher Agreement, dated May 20, 2010, between the Company and Sony Computer Entertainment America LLC*
10.2	Global Playstation 3 Format Licensed Publisher Agreement, dated May 18, 2010, between Take-Two International S.A. and Sony Computer Entertainment Europe Limited*
10.3	Xbox 360 Publisher License Agreement, dated November 17, 2005, between the Company and Microsoft Licensing, GP*
10.4
Second Amended and Restated Credit Agreement, dated as of October 17, 2011, by and among the Company, each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the lender parties thereto, and Wells Fargo Capital Finance, Inc., as administrative agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on October 17, 2011 and incorporated herein by reference.
10.5
Amendment No. 2 to the Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 27, 2011 and incorporated herein by reference.
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

Exhibits:
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

*
Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Exchange Act Rule 24b-2.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and March 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2011 and September 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and September 30, 2010; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: November 8, 2011	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2011	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial Officer (Principal Financial Officer)