Form 10-Q
period 2011-12-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2012-02-03
CIK 946581

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
OR
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

        As of January 31, 2012, there were 89,577,402 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$453,316	$280,359
Accounts receivable, net of allowances of $52,278 and $42,900 at December 31, 2011 and March 31, 2011, respectively	53,274	84,217
Inventory	22,516	24,578
Software development costs and licenses	180,705	131,676
Prepaid taxes and taxes receivable	6,067	8,280
Prepaid expenses and other	36,542	37,493

Total current assets	752,420	566,603

Fixed assets, net	18,556	19,632
Software development costs and licenses, net of current portion	121,843	138,320
Goodwill	223,934	225,170
Other intangibles, net	16,401	17,833
Other assets	7,442	4,101

Total assets	$1,140,596	$971,659

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,400	$56,153
Accrued expenses and other current liabilities	126,857	158,459
Deferred revenue	11,794	13,434
Liabilities of discontinued operations	1,027	2,842

Total current liabilities	169,078	230,888

Long-term debt	311,906	107,239
Income taxes payable	12,711	12,037
Other long-term liabilities	3,116	2,961
Liabilities of discontinued operations, net of current portion	2,300	3,255

Total liabilities	499,111	356,380

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 150,000 shares authorized; 90,035 and 86,119 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	900	861
Additional paid-in capital	786,652	706,482
Accumulated deficit	(144,503)	(102,523)
Accumulated other comprehensive (loss) income	(1,564)	10,459

Total stockholders' equity	641,485	615,279

Total liabilities and stockholders' equity	$1,140,596	$971,659

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net revenue	$236,325	$334,259	$677,739	$954,621
Cost of goods sold	126,467	188,650	412,389	569,338

Gross profit	109,858	145,609	265,350	385,283
Selling and marketing	40,228	47,861	143,684	144,268
General and administrative	29,705	27,492	86,067	80,314
Research and development	16,823	18,073	49,340	52,328
Depreciation and amortization	2,854	3,501	9,383	11,271

Total operating expenses	89,610	96,927	288,474	288,181

Income (loss) from operations	20,248	48,682	(23,124)	97,102
Interest and other, net	(6,190)	(4,013)	(14,203)	(10,395)

Income (loss) from continuing operations before income taxes	14,058	44,669	(37,327)	86,707

(Benefit) provision for income taxes	(127)	3,849	4,368	10,487

Income (loss) from continuing operations	14,185	40,820	(41,695)	76,220
Income (loss) from discontinued operations, net of taxes	(81)	39	(285)	(5,708)

Net income (loss)	$14,104	$40,859	$(41,980)	$70,512

Earnings (loss) per share:
Continuing operations	$0.16	$0.47	$(0.50)	$0.89
Discontinued operations	—	—	(0.01)	(0.07)

Basic earnings (loss) per share	$0.16	$0.47	$(0.51)	$0.82

Continuing operations	$0.16	$0.45	$(0.50)	$0.88
Discontinued operations	—	—	(0.01)	(0.06)

Diluted earnings (loss) per share	$0.16	$0.45	$(0.51)	$0.82

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended December 31,
	2011	2010
Operating activities:
Net income (loss)	$(41,980)	$70,512

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization and impairment of software development costs and licenses	117,158	123,345
Depreciation and amortization	9,383	11,271
Loss from discontinued operations	285	5,708
Amortization and impairment of intellectual property	979	2,796
Stock-based compensation	23,463	23,630
Deferred income taxes	—	1,491
Amortization of discount on Convertible Notes	7,294	5,440
Amortization of debt issuance costs	1,014	939
Other, net	778	(525)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	30,943	(9,710)
Inventory	2,062	(4,113)
Software development costs and licenses	(147,315)	(118,961)
Prepaid expenses, other current and other non-current assets	4,125	11,987
Deferred revenue	(1,640)	(1,532)
Accounts payable, accrued expenses, income taxes payable and other liabilities	(59,574)	42,063
Net cash used in discontinued operations	(1,580)	(9,170)

Net cash (used in) provided by operating activities	(54,605)	155,171

Investing activities:
Purchase of fixed assets	(7,984)	(8,246)
Settlement of purchase price related to discontinued operations	(1,475)	—
Cash received from sale of business	—	3,075
Payments in connection with business combinations, net of cash acquired	—	(1,000)

Net cash used in investing activities	(9,459)	(6,171)

Financing activities:
Proceeds from exercise of employee stock options	238	104
Proceeds from issuance of Convertible Notes	250,000	—
Payment of debt issuance costs	(6,875)	—

Net cash provided by financing activities	243,363	104

Effects of exchange rates on cash and cash equivalents	(6,342)	2,176

Net increase in cash and cash equivalents	172,957	151,280
Cash and cash equivalents, beginning of year	280,359	145,838

Cash and cash equivalents, end of period	$453,316	$297,118

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

        Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

        The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2011 and March 31, 2011 we had $9,776 and $20,091, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets because its use was restricted.

        As of December 31, 2011, the estimated fair value of the Company's 4.375% Convertible Notes due 2014 and the Company's 1.75% Convertible Notes due 2016 was $197,450 and $243,350, respectively. See Note 9 for additional information regarding our Convertible Notes. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

        We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies. From time to time, we use forward exchange contracts to mitigate foreign currency risk associated with foreign currency assets and liabilities consisting primarily of cash balances and certain non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. We do not designate foreign currency forward contracts as hedging instruments and accordingly, we mark to market our foreign currency forward contracts each period and any gains and losses are recognized in net income (loss). At December 31, 2011, we had $42,279 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars with maturities of less than one year. The fair value of our foreign currency forward contracts was immaterial as of December 31, 2011. At March 31, 2011, we had $2,399 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $35,539 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars with maturities of less than one year. The fair value of our foreign currency forward contracts was immaterial as of March 31, 2011. For the three months ended December 31, 2011 and 2010, we recorded a gain of $360 and a loss of $501, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the nine months ended December 31, 2011 and 2010, we recorded a gain of $597 and a loss of $5,722, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations.

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

        The following is a summary of the results of the discontinued operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Loss before income taxes	$(81)	$(61)	$(285)	$(5,486)
Loss on sale	—	—	—	(274)
Benefit for income taxes	—	(100)	—	(52)

Net income (loss)	$(81)	$39	$(285)	$(5,708)

        The following is a summary of the liabilities of discontinued operations:

	December 31, 2011	March 31, 2011
Liabilities of discontinued operations:
Current:
Accrued expenses and other current liabilities	$1,027	$2,842

Total current liabilities	1,027	2,842
Other non-current liabilities	2,300	3,255

Total liabilities of discontinued operations	$3,327	$6,097

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

maximum annual bonus was increased to $3,500 from $2,500, subject to annual increases in the amount of 3% over the term of the agreement, based on the Company achieving certain performance thresholds. For the three months ended December 31, 2011 and 2010, we recorded a benefit of $250 and an expense of $1,042, respectively, and for the nine months ended December 31, 2011 and 2010, we recorded an expense of $1,875 and $4,062, respectively, of consulting expense (a component of general and administrative expenses) in consideration for ZelnickMedia's services.

        Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vested over 36 months and expire 10 years from the date of grant. Each month, we remeasured the fair value of the unvested portion of such options and recorded compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock impacted compensation expense or benefit recognized from period to period. We recorded stock-based compensation related to this option grant of $1,565 for the nine months ended December 31, 2010.

        In June 2008, pursuant to the Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia that vested annually over a three year period and 900,000 shares of market-based restricted stock that vest over a four year period through 2012, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Industrial Index measured annually on a cumulative basis. For the three months ended December 31, 2011 and 2010, we recorded an expense of $1 and $351, respectively, of stock-based compensation (a component of general and administrative expenses) related to these grants of restricted stock. For the nine months ended December 31, 2011 and 2010, we recorded an expense of $508 and $736, respectively, of stock-based compensation (a component of general and administrative expenses) related to these grants of restricted stock.

        In addition, pursuant to the New Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that will vest annually through April 1, 2015 and 1,650,000 shares of market-based restricted stock that vest through April 1, 2015, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Composite Index measured annually on a cumulative basis. For the three months and nine months ended December 31, 2011, we recorded an expense of $6,095 and $6,427, respectively, of stock-based compensation (a component of general and administrative expenses) related to these grants of restricted stock.

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

	December 31, 2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds	$143,498	$143,498	$—	$—
Bank-time deposits	$120,286	$120,286	$—	$—
Treasury bills	$66,123	$66,123	$—	$—

5. COMPREHENSIVE INCOME (LOSS)

        Components of comprehensive income (loss) are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net income (loss)	$14,104	$40,859	$(41,980)	$70,512
Foreign currency translation adjustment	(2,783)	(3,210)	(12,023)	3,872

Comprehensive income (loss)	$11,321	$37,649	$(54,003)	$74,384

6. INVENTORY

        Inventory balances by category are as follows:

	December 31, 2011	March 31, 2011
Finished products	$19,922	$21,541
Parts and supplies	2,594	3,037

Inventory	$22,516	$24,578

        Estimated product returns included in inventory at December 31, 2011 and March 31, 2011 were $1,722 and $1,183, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

7. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	December 31, 2011		March 31, 2011
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$114,889	$101,403	$65,297	$100,251
Software development costs, externally developed	61,440	14,440	65,292	38,069
Licenses	4,376	6,000	1,087	—

Software development costs and licenses	$180,705	$121,843	$131,676	$138,320

        Software development costs and licenses as of December 31, 2011 and March 31, 2011 included $291,904 and $263,082, respectively, related to titles that have not been released.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	December 31, 2011	March 31, 2011
Software development royalties	$32,944	$63,720
Marketing and promotions	24,338	8,238
Compensation and benefits	20,524	19,699
Income tax payable and deferred tax liability	9,846	12,481
Licenses	9,693	28,488
Deferred consideration for acquisitions	6,101	2,500
Rent and deferred rent obligations	5,459	5,006
Professional fees	2,958	4,093
Other	14,994	14,234

Accrued expenses and other current liabilities	$126,857	$158,459

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. LONG-TERM DEBT

Credit Agreement

        In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100,000, which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (5.25% at December 31, 2011), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 3.30% at December 31, 2011), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability. We had no outstanding borrowings at December 31, 2011 related to the Credit Agreement.

        Prior to its amendment and restatement in October 2011, the Credit Agreement provided for borrowings of up to $140,000 and was secured by substantially all of our assets and the equity of our subsidiaries. We had no outstanding borrowings at March 31, 2011 related to the Credit Agreement.

        Information related to availability on our Credit Agreement is as follows:

	December 31, 2011	March 31, 2011
Available borrowings	$98,218	$115,503
Outstanding letters of credit	1,664	1,664

        We recorded interest expense and fees related to the Credit Agreement of $215 and $443 for the three months ended December 31, 2011 and 2010, respectively, and $1,090 and $1,340 for the nine months ended December 31, 2011 and 2010, respectively.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of December 31, 2011, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. LONG-TERM DEBT (Continued)

4.375% Convertible Notes Due 2014

        In June 2009, we issued $138,000 aggregate principal amount of 4.375% Convertible Notes due 2014 (the "4.375% Convertible Notes"). The issuance of the 4.375% Convertible Notes included $18,000 related to the exercise of an over-allotment option by the underwriters. Interest on the 4.375% Convertible Notes is payable semi-annually in arrears on June 1st and December 1st of each year, and commenced on December 1, 2009. The 4.375% Convertible Notes mature on June 1, 2014, unless earlier redeemed or repurchased by the Company or converted.

        The 4.375% Convertible Notes are convertible at an initial conversion rate of 93.6768 shares of our common stock per $1 principal amount of 4.375% Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 4.375% Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 31, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 4.375% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call the 4.375% Convertible Notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after December 1, 2013 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their 4.375% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 4.375% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock.

        At any time on or after June 5, 2012, the Company may redeem all of the outstanding 4.375% Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide notice of redemption to holders of the 4.375% Convertible Notes exceeds 150% of the conversion price in effect on each such trading day. The redemption price will equal 100% of the principal amount of the 4.375% Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date.

        Upon the occurrence of certain fundamental changes involving the Company, holders of the 4.375% Convertible Notes may require us to purchase all or a portion of their 4.375% Convertible Notes for cash at a price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest (including additional interest, if any) to, but excluding, the fundamental change purchase date.

        The indenture governing the 4.375% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. LONG-TERM DEBT (Continued)

by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 4.375% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 4.375% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 4.375% Convertible Notes will automatically become due and payable immediately. As of December 31, 2011, we were in compliance with all covenants and requirements outlined in the indenture governing the 4.375% Convertible Notes.

        The 4.375% Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that may be expressly subordinated in right of payment to the 4.375% Convertible Notes; equal in right of payment to our existing and future indebtedness that is not so subordinated; junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness incurred by our subsidiaries.

        In connection with the offering of the 4.375% Convertible Notes, we entered into convertible note hedge transactions which are expected to reduce the potential dilution to our common stock upon conversion of the 4.375% Convertible Notes. The convertible note hedge transactions allow the Company to receive shares of its common stock related to the excess conversion value that it would convey to the holders of the 4.375% Convertible Notes upon conversion. The transactions include options to purchase approximately 12,927,000 shares of common stock at $10.675 per share, expiring on June 1, 2014, for a total cost of approximately $43,600, which was charged to additional paid-in capital.

        Separately, the Company entered into a warrant transaction with a strike price of $14.945 per share. The warrants will be net share settled and will cover approximately 12,927,000 shares of the Company's common stock and expire on August 30, 2014, for total proceeds of approximately $26,300, which was credited to additional paid-in capital.

        A portion of the net proceeds from the 4.375% Convertible Notes offering was used to pay the net cost of the convertible note hedge transactions (after such cost was partially offset by proceeds from the sale of the warrants). We recorded approximately $3,410 of banking, legal and accounting fees related to the issuance of the 4.375% Convertible Notes which were capitalized as debt issuance costs and will be amortized to interest and other, net over the term of the 4.375% Convertible Notes.

        The following table provides additional information related to our 4.375% Convertible Notes:

	December 31, 2011	March 31, 2011
Additional paid-in capital	$42,018	$42,018

Principal amount of 4.375% Convertible Notes	$138,000	$138,000
Unamortized discount of the liability component	24,570	30,761

Net carrying amount of 4.375% Convertible Notes	$113,430	$107,239

Carrying amount of debt issuance costs	$1,649	$2,161

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. LONG-TERM DEBT (Continued)

        The following table provides the components of interest expense related to our 4.375% Convertible Notes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Cash interest expense (coupon interest expense)	$1,509	$1,509	$4,527	$4,494
Non-cash amortization of discount on 4.375% Convertible Notes	2,131	1,872	6,191	5,440
Amortization of debt issuance costs	171	171	512	512

Total interest expense related to 4.375% Convertible Notes	$3,811	$3,552	$11,230	$10,446

1.75% Convertible Notes Due 2016

        On November 16, 2011, we issued $250,000 aggregate principal amount of 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes" and together with the 4.375% Convertible Notes, the "Convertible Notes"). The issuance of the 1.75% Convertible Notes included $30,000 related to the exercise of an over-allotment option by the underwriters. Interest on the 1.75% Convertible Notes is payable semi-annually in arrears on June 1st and December 1st of each year, commencing on June 1, 2012. The 1.75% Convertible Notes mature on December 1, 2016, unless earlier repurchased by the Company or converted. The Company does not have the right to redeem the 1.75% Convertible Notes prior to maturity.

        The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.75% Convertible Notes at their option prior to the close of business on the business day immediately preceding June 1, 2016 only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2012, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.75% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.75% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. LONG-TERM DEBT (Continued)

        Upon the occurrence of certain fundamental changes involving the Company, holders of the 1.75% Convertible Notes may require us to purchase all or a portion of their 1.75% Convertible Notes for cash at a price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest (including additional interest, if any) to, but excluding, the fundamental change purchase date.

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of December 31, 2011, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

        The 1.75% Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 1.75% Convertible Notes; equal in right of payment to our existing and future indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness incurred by our subsidiaries.

        We separately account for the liability and equity components of the 1.75% Convertible Notes in a manner that reflects the Company's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We estimated the fair value of the 1.75% Convertible Notes to be $197,373, as of the date of issuance of our 1.75% Convertible Notes, assuming a 6.9% non-convertible borrowing rate. The carrying amount of the equity component was determined to be $52,627 by deducting the fair value of the liability component from the par value of the 1.75% Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest and other, net over the term of the 1.75% Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the $6,875 of banking, legal and accounting fees related to the issuance of the 1.75% Convertible Notes, we allocated $5,428 to the liability component and $1,447 to the equity component. Debt issuance costs attributable to the liability component are being amortized to interest and other, net over the term of the 1.75% Convertible Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. LONG-TERM DEBT (Continued)

        The following table provides additional information related to our 1.75% Convertible Notes:

December 31, 2011
Additional paid-in capital	$51,180

Principal amount of 1.75% Convertible Notes	$250,000
Unamortized discount of the liability component	51,524

Net carrying amount of 1.75% Convertible Notes	$198,476

Carrying amount of debt issuance costs	$5,277

        The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2011
Cash interest expense (coupon interest expense)	$547	$547
Non-cash amortization of discount on 1.75% Convertible Notes	1,103	1,103
Amortization of debt issuance costs	151	151

Total interest expense related to 1.75% Convertible Notes	$1,801	$1,801

        Below is a summary of the annual commitments as of December 31, 2011 related to our 1.75% Convertible Notes:

Fiscal year ending March 31,	Interest	1.75% Convertible Notes	Total
2012 (remaining three months)	$—	$—	$—
2013	4,557	—	4,557
2014	4,375	—	4,375
2015	4,375	—	4,375
2016	4,375	—	4,375
Thereafter	4,375	250,000	254,375

Total	$22,057	$250,000	$272,057

10. LEGAL AND OTHER PROCEEDINGS

        Various lawsuits, claims, proceedings and investigations are pending involving us and certain of our subsidiaries, certain of which are described below in this section. Depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business or financial statements. We have appropriately accrued amounts related to certain legal and other proceedings discussed below. While it is reasonably possible that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed,

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

10. LEGAL AND OTHER PROCEEDINGS (Continued)

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

11. EARNINGS (LOSS) PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Computation of Basic EPS:
Net income (loss)	$14,104	$40,859	$(41,980)	$70,512
Less: net income allocated to participating securities	(939)	(2,641)	—	(4,787)

Net income (loss) for basic EPS calculation	$13,165	$38,218	$(41,980)	$65,725

Total weighted average shares outstanding—basic	89,523	86,321	83,003	85,783
Less: weighted average participating shares outstanding	(5,958)	(5,578)	—	(5,824)

Weighted average common shares outstanding—basic	83,565	80,743	83,003	79,959

Basic EPS	$0.16	$0.47	$(0.51)	$0.82

Computation of Diluted EPS:
Net income (loss)	$14,104	$40,859	$(41,980)	$70,512
Less: net income allocated to participating securities	(939)	(2,641)	—	(4,787)
Add: interest expense, net of tax, on Convertible Notes	—	3,552	—	10,446

Net income (loss) for diluted EPS calculation	$13,165	$41,770	$(41,980)	$76,171

Weighted average common shares outstanding—basic	83,565	80,743	83,003	79,959
Add: dilutive effect of common stock equivalents	—	12,939	—	12,938

Weighted average common shares outstanding—diluted	83,565	93,682	83,003	92,897

Diluted EPS	$0.16	$0.45	$(0.51)	$0.82

        The Company incurred a net loss for the nine months ended December 31, 2011; therefore, the basic and diluted weighted average shares outstanding exclude the impact of unvested share-based awards that are considered participating restricted stock and all common stock equivalents because their impact would be antidilutive.

        Our unvested restricted stock rights (including restricted stock units, time-based and market-based restricted stock awards) are considered participating restricted stock since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted stock rights from the numerator and excludes the dilutive impact of those awards from the denominator. For the nine months ended December 31, 2011, we had 6,225,000 of unvested share-based awards that are considered participating restricted stock which are excluded due to the net loss for that period.

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

        In connection with the issuance of our 4.375% Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 9) which were excluded from the calculation of diluted EPS because their impact is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our 4.375% Convertible Notes, the Company entered into warrant transactions (see Note 9). For the three months ended December 31, 2011 and for the three months and nine months ended December 31, 2010, the Company excluded the warrants outstanding from its diluted EPS because the warrants' strike price of $14.945 was greater than the average market price of our common stock.

        Other common stock equivalents excluded from the diluted EPS calculation were unexercised stock option awards of approximately 2,293,000 for the nine months ended December 31, 2011 because their effect would be antidilutive. For the three months ended December 31, 2011 and for the three months and nine months ended December 31, 2010, the Company excluded from its diluted EPS calculation approximately 2,293,000 and 2,386,000 of common stock equivalents which were antidilutive because the common stock equivalents' exercise prices exceeded the average fair market value of the Company's common stock.

        For the three and nine months ended December 31, 2011, we issued approximately 2,773,000 and 2,917,000 shares, respectively, of common stock in connection with restricted stock awards. During the three and nine months ended December 31, 2011, we canceled 8,000 and 116,000 shares, respectively, of unvested restricted stock awards.

12. SEGMENT AND GEOGRAPHIC INFORMATION

        We operate in one reportable segment in which we are a publisher of interactive software games designed for console systems, handheld gaming systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms and cloud streaming services. Our reporting segment is based upon our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Executive Officer, our chief operating decision maker ("CODM") to evaluate performance. The Company's operations involve similar products and customers worldwide. We are centrally managed and the CODM primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform to make operational decisions and assess financial performance. Our business consists of our Rockstar Games and 2K labels which have been aggregated into a single reportable segment (the "publishing segment") based upon their similar economic characteristics, products and distribution methods. Revenue earned from our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third-parties.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

12. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue by geographic region:	2011	2010	2011	2010
United States	$153,768	$205,642	$354,547	$498,949
Canada	9,113	16,258	38,194	48,696

North America	162,881	221,900	392,741	547,645
Rest of Europe	42,766	57,882	151,703	230,340
United Kingdom	7,625	21,039	60,411	90,871
Asia Pacific and other	23,053	33,438	72,884	85,765

Total net revenue	$236,325	$334,259	$677,739	$954,621

        Net revenue by product platform was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue by product platform:	2011	2010	2011	2010
Microsoft Xbox 360	$91,190	$126,190	$296,519	$371,496
Sony PlayStation 3	91,147	124,467	259,787	384,510
PC	20,379	29,156	59,970	93,578
Nintendo Wii	10,167	25,517	15,729	43,838
Sony PSP	6,555	7,779	13,528	16,393
Nintendo DS	6,459	11,847	13,187	25,260
Sony PlayStation 2	4,034	8,326	9,979	16,315
Other	6,394	977	9,040	3,231

Total net revenue	$236,325	$334,259	$677,739	$954,621

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

Overview

Our Business

        We are a leading developer, marketer and publisher of interactive entertainment for consumers around the globe. The Company develops and publishes products through its two wholly-owned labels Rockstar Games and 2K, which publishes its titles under the 2K Games, 2K Sports and 2K Play brands. Our products are designed for console systems, handheld gaming systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms and cloud streaming services. In July 2011, we launched our first social gaming experience, Sid Meier's Civilization World, for Facebook. The global installed base for the prior generation of platforms, including Sony's PlayStation®2 ("PS2") and Nintendo's DS™ ("DS") ("prior generation platforms") is substantial. The releases of Sony's PlayStation®3 ("PS3"), Microsoft's Xbox 360® ("Xbox 360"), and Nintendo's Wii™ ("Wii") platforms ("current generation platforms") have further expanded the video game software market. We are continuing to increase the number of titles released on the current generation platforms while also selectively developing titles for certain prior generation platforms such as PS2 and DS, given their significant installed base, as long as it is economically attractive to do so. We have pursued a strategy of capitalizing on the widespread market acceptance of interactive entertainment, as well as the growing popularity of innovative action, adventure, racing, role-playing, sports and strategy games that appeal to the expanding demographic of video game players.

        We endeavor to be the most creative, innovative and efficient company in our industry. Our strategy is to capitalize on the widespread popularity of interactive entertainment by focusing on publishing a select number of high quality titles for which we can create sequels and build successful franchises. We develop most of our frontline products internally and own the intellectual property associated with the majority of them, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, racing, role-playing, sports and strategy, which we distribute worldwide. We believe that our commitment to creativity and innovation is a distinguishing strength, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands to match the variety of consumer demographics we serve, ranging from adults to children and game enthusiasts to casual gamers.

        Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third-parties for our benefit. Operating margins are dependent in part upon our ability to continually release new, commercially successful software products and to effectively manage their development costs. We have internal development studios located in Australia, Canada, China, Czech Republic, the United Kingdom, and the United States.

        We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. Software titles published by our Rockstar Games label are primarily internally developed. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series. Rockstar continues to expand on our established franchises by releasing sequels, as well as offering downloadable episodes and content. In May 2011, Rockstar released the commercially successful and critically acclaimed L.A. Noire for Xbox 360 and PS3, which became the first video game ever chosen as an official selection of the Tribeca Film Festival. Rockstar has released several downloadable content packs to support that title. Rockstar is also well known for developing brands in other genres, including the Bully, Manhunt and Max Payne franchises.

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

        Our 2K Sports series, which includes Major League Baseball 2K and NBA 2K, provides annual revenue streams since these titles are generally published on a yearly basis. We develop most of our 2K Sports software titles through our internal development studios including the Major League Baseball 2K series, NBA 2K series and our Top Spin tennis series. 2K Sports currently maintains a third-party exclusive licensing relationships with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media. In addition, 2K Sports has secured a long-term licensing agreement with the National Basketball Association ("NBA").

        2K Play focuses on developing and publishing titles for the casual and family-friendly games market. 2K Play titles are developed by both internal development studios and third party developers. Internally developed titles include Carnival Games and Let's Cheer!. 2K Play also has a partnership with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer; Go, Diego, Go!; Ni Hao, Kai-lan and The Backyardigans. We expect family-oriented gaming to continue to be a component of our business in the future.

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

Trends and Factors Impacting our Business

        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 12.4% of the Company's net revenue for the nine months ended December 31, 2011. The timing of our Grand Theft Auto releases varies significantly, which in turn may impact our financial performance on a quarterly and annual basis.

        Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may have unfavorable impacts on our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for approximately 40.3% and 45.0% of net revenue for the nine months ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and March 31, 2011, amounts due from our five largest customers comprised approximately 61.9% and 54.2% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 47.8% and 38.2% of such balance at December 31, 2011 and March 31, 2011, respectively. The economic environment has impacted our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Our business may also be negatively impacted by the actions of certain of our large customers, who sell used copies of our games, which may reduce demand for new copies of our games. We now offer downloadable episodes for certain of our titles. While this may serve to reduce some used game sales, we expect sales of used games to continue to affect our business.

        Hardware Platforms.    The majority of our products are made for the hardware platforms developed by three companies—Sony, Microsoft and Nintendo. Note 12 to our Unaudited Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that Sony, Microsoft and Nintendo hardware platforms comprised approximately 89.8% of the Company's net revenue by product platform for the nine months ended December 31, 2011. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms declines, which may negatively affect our business. Additionally, our development costs are generally higher for titles based on new platforms, and we have limited ability to predict the consumer acceptance of the new platforms, which may impact our sales and profitability. As a result, we believe it is important to focus our development efforts on a select number of titles, which is consistent with our strategy.

        International Operations.    Sales in international markets, primarily in Europe, have accounted for a significant portion of our revenue. Note 12 to our Unaudited Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that the United Kingdom and the Rest of Europe comprised approximately 31.3% of the Company's net revenue for the nine months ended December 31, 2011. We have also expanded our Asian operations in an effort to increase our geographical scope and diversify our revenue base. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

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

Product Releases

        We released the following key titles during the nine months ended December 31, 2011:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
L.A. Noire	Rockstar Games	External	PS3, Xbox 360	May 17, 2011
Duke Nukem Forever	2K Games	External	PS3, Xbox 360, PC	June 10, 2011
NBA® 2K12	2K Sports	Internal	PS3, PS2, PSP, Xbox 360, Wii, PC	October 4, 2011

Product Pipeline

        We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
The Darkness II	2K Games	External	PS3, Xbox 360, PC	February 7, 2012
Major League Baseball 2K12	2K Sports	Internal	PS3, PS2, Xbox 360, Wii, DS, PC	March 6, 2012
Max Payne 3	Rockstar Games	Internal	PS3, Xbox 360, PC	May 15, 2012
BioShock® Infinite	2K Games	Internal	PS3, Xbox 360, PC	Calendar year 2012
XCOM: Enemy Unknown	2K Games	Internal	PS3, Xbox 360, PC	Calendar year 2012
Spec Ops: The Line	2K Games	External	PS3, Xbox 360, PC	Fiscal Year 2013
Borderlands™ 2	2K Games	External	PS3, Xbox 360, PC	Fiscal year 2013
XCOM®	2K Games	Internal	PS3, Xbox 360, PC	Fiscal year 2013
Grand Theft Auto V	Rockstar Games	Internal	To be announced	To be announced

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

Results of Operations

        Consolidated operating results, net revenue by geographic region and net revenue by platform as a percentage of net revenue are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.5%	56.4%	60.8%	59.6%

Gross profit	46.5%	43.6%	39.2%	40.4%

Selling and marketing	17.0%	14.3%	21.2%	15.1%
General and administrative	12.6%	8.2%	12.7%	8.4%
Research and development	7.1%	5.4%	7.3%	5.5%
Depreciation and amortization	1.2%	1.0%	1.4%	1.2%

Total operating expenses	37.9%	28.9%	42.6%	30.2%

Income (loss) from operations	8.6%	14.7%	(3.4)%	10.2%
Interest and other, net	(2.7)%	(1.2)%	(2.1)%	(1.1)%

Income (loss) from continuing operations before income taxes	5.9%	13.5%	(5.5)%	9.1%

(Benefit) provision for income taxes	(0.1)%	1.2%	0.7%	1.1%

Income (loss) from continuing operations	6.0%	12.3%	(6.2)%	8.0%
Loss from discontinued operations, net of taxes	0.0%	0.0%	0.0%	(0.6)%

Net income (loss)	6.0%	12.3%	(6.2)%	7.4%

Net revenue by geographic region:
United States and Canada	68.9%	66.4%	57.9%	57.4%
Europe, Asia Pacific and Other	31.1%	33.6%	42.1%	42.6%
Net revenue by platform:
Console	83.2%	85.1%	85.9%	85.5%
PC	8.6%	8.7%	8.8%	9.8%
Handheld	5.5%	5.9%	3.9%	4.4%
Other	2.7%	0.3%	1.4%	0.3%

Three Months Ended December 31, 2011 Compared to December 31, 2010

(thousands of dollars)	2011	%	2010	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$236,325	100.0%	$334,259	100.0%	$(97,934)	(29.3)%
Product costs	68,803	29.1%	98,067	29.3%	(29,264)	(29.8)%
Software development costs and royalties(1)	27,236	11.5%	40,276	12.0%	(13,040)	(32.4)%
Internal royalties	9,907	4.2%	22,001	6.6%	(12,094)	(55.0)%
Licenses	20,521	8.7%	28,306	8.5%	(7,785)	(27.5)%

Cost of goods sold	126,467	53.5%	188,650	56.4%	(62,183)	(33.0)%

Gross profit	$109,858	46.5%	$145,609	43.6%	$(35,751)	(24.6)%

(1)
Includes $794 and $1,793 of stock-based compensation expense in 2011 and 2010, respectively.

        Net revenue decreased $97.9 million for the three months ended December 31, 2011 as compared to the prior year. This decrease is primarily due to $96.2 million in lower sales of Red Dead Redemption, which released in May 2010, Sid Meier's Civilization® V, which released in September 2010, Borderlands Game of The Year, which released in October 2010, Nickelodeon Fit, which released in November 2010, New Carnival Games, which released in September 2010, and our NBA 2K franchise, as well as approximately $8.5 million in lower sales of our Grand Theft Auto franchise. These decreases were partially offset by $17.5 million in increases from L.A. Noire, which released in May 2011, and Nickelodeon Dance, which released in November 2011.

        Net revenue on current generation consoles decreased to 81.5% of our total net revenue for the three months ended December 31, 2011 as compared to 82.6% for the prior year primarily due to increased net revenue on other platforms resulting from the December 2011 release of Grand Theft Auto III: 10 Year Anniversary Edition for the iPad, iPhone and iPod touch, and select Android powered devices. PC sales accounted for 8.6% of our total net revenue for the three months ended December 31, 2011 which is in line with 8.7% for the prior year. Handheld sales accounted for 5.5% of our total net revenue for the three months ended December 31, 2011 which is in line with 5.9% for the prior year.

        Gross profit as a percentage of net revenue increased for the three months ended December 31, 2011 as compared to the prior year primarily due to lower internal royalty expense, which was primarily due to higher income generated in the prior year from the release of Red Dead Redemption in May 2010.

        Revenue earned outside of North America accounted for approximately $73.4 million (31.1%) for the three months ended December 31, 2011 as compared to $112.4 million (33.6%) in the prior year. The year-over-year decrease as a percentage of revenue earned outside of North America was primarily due to the global release of Red Dead Redemption in May 2010. Foreign currency exchange rates had no impact on net revenue but increased gross profit by $0.1 million for the three months ended December 31, 2011 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2011	% of net revenue	2010	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$40,228	17.0%	$47,861	14.3%	$(7,633)	(15.9)%
General and administrative	29,705	12.6%	27,492	8.2%	2,213	8.0%
Research and development	16,823	7.1%	18,073	5.4%	(1,250)	(6.9)%
Depreciation and amortization	2,854	1.2%	3,501	1.0%	(647)	(18.5)%

Total operating expenses(1)	$89,610	37.9%	$96,927	28.9%	$(7,317)	(7.5)%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2011	2010
Selling and marketing	$1,336	$1,141
General and administrative	$7,828	$1,982
Research and development	$845	$1,000

        Foreign currency exchange rates had no impact on total operating expenses for the three months ended December 31, 2011 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses decreased $7.6 million for the three months ended December 31, 2011, as compared to the prior year primarily due to a $5.2 million decrease in advertising expenses incurred for the Red Dead Redemption franchise in the prior year, partially offset by advertising expenses incurred in the current year for the upcoming releases of Max Payne 3 in May 2012 and The Darkness II in February 2012. Also contributing to the decrease in selling and marketing expenses is a $2.1 million decrease in personnel costs primarily due to lower performance-based incentive compensation as a result of the Company's performance.

General and administrative

        General and administrative expenses increased $2.2 million for the three months ended December 31, 2011, as compared to the prior year primarily due to a $6.1 million increase in stock-based compensation expense for stock-based awards granted to ZelnickMedia, reflecting the grants of restricted stock pursuant to the New Management Agreement. Partially offsetting the increase in general and administrative expenses is a decrease of $3.0 million for personnel costs and a decrease of $1.3 million for consulting expense, primarily due to lower performance-based incentive compensation as a result of the Company's performance.

        General and administrative expenses for the three months ended December 31, 2011 and 2010 include occupancy expense (primarily rent, utilities and office expenses) of $3.6 million for both periods related to our development studios.

Research and development

        Research and development expenses decreased $1.3 million for the three months ended December 31, 2011 as compared to the prior year primarily due to a $1.1 million decrease in personnel costs due to lower payroll capitalization rates at our development studios in the prior year, which were primarily due to the transition of efforts being refocused to new projects following the releases of certain titles in 2010.

Interest and other, net

        Interest and other, net was an expense of $6.2 million for the three months ended December 31, 2011, as compared to an expense of $4.0 million for the three months ended December 31, 2010, primarily due to interest expense associated with the November 2011 issuance of the 1.75% Convertible Notes.

(Benefit) provision for income taxes

        For the three months ended December 31, 2011, income tax benefit was $0.1 million, as compared to income tax expense of $3.8 million for the three months ended December 31, 2010. The decrease in tax expense was primarily attributable to lower taxable earnings and the resolution of certain foreign tax examinations in 2011.

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

Net income and earnings per share

        For the three months ended December 31, 2011, our net income was $14.1 million, as compared to net income of $40.9 million in the prior year. Earnings per share for the three months ended December 31, 2011 was $0.16 for basic and diluted earnings as compared to earnings per share of $0.47 for basic and $0.45 for diluted earnings for the three months ended December 31, 2010. Basic weighted average shares outstanding increased compared to the prior year period primarily due to the vesting of restricted stock awards over the last twelve months. Diluted weighted average shares outstanding decreased compared to the prior year period primarily due to the inclusion of common stock equivalents underlying the 4.375% Convertible Notes in the prior year. See Note 11 to our unaudited condensed consolidated financial statements for additional information regarding earnings per share.

Nine Months Ended December 31, 2011 Compared to December 31, 2010

(thousands of dollars)	2011	%	2010	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$677,739	100.0%	$954,621	100.0%	$(276,882)	(29.0)%
Product costs	207,391	30.6%	266,170	27.9%	(58,779)	(22.1)%
Software development costs and royalties(1)	129,086	19.0%	148,906	15.6%	(19,820)	(13.3)%
Internal royalties	32,998	4.9%	105,266	11.0%	(72,268)	(68.7)%
Licenses	42,914	6.3%	48,996	5.1%	(6,082)	(12.4)%

Cost of goods sold	412,389	60.8%	569,338	59.6%	(156,949)	(27.6)%

Gross profit	$265,350	39.2%	$385,283	40.4%	$(119,933)	(31.1)%

(1)
Includes $4,379 and $9,801 of stock-based compensation expense in 2011 and 2010, respectively.

        Net revenue decreased $276.9 million for the nine months ended December 31, 2011 as compared to the prior year. This decrease is primarily due to $456.4 million in lower sales of Red Dead Redemption, which released in May 2010, Mafia II, which released in August 2010, and Sid Meier's Civilization® V, which released in September 2010, and our NBA 2K franchise, as well as approximately $44.1 million in lower sales of our Grand Theft Auto franchise. These decreases were partially offset by $259.4 million in increases from the releases of L.A. Noire in May 2011 and Duke Nukem Forever in June 2011.

        Net revenue on current generation consoles accounted for 84.4% of our total net revenue for the nine months ended December 31, 2011 which was in line with 83.8% for the prior year. PC sales decreased to 8.8% of our total net revenue for the nine months ended December 31, 2011 as compared to 9.8% for the prior year primarily due to the September 2010 release of Sid Meier's Civilization® V. Handheld sales accounted for 3.9% of our total net revenue for the nine months ended December 31, 2011 which is in line with 4.4% for the prior year.

        Gross profit as a percentage of net revenue decreased for the nine months ended December 31, 2011 as compared to the prior year. Product costs increased as a percentage of net revenue as a result of a greater share of net revenue being generated from a product mix with lower selling price points. Software development costs and royalties increased as a percentage of net revenue for the nine months ended December 31, 2011 as we incurred higher royalty costs primarily associated with the May 2011 release of L.A. Noire and the June 2011 release of Duke Nukem Forever, which were externally developed. Partially offsetting the decrease in gross profit as a percentage of net revenue is lower internal royalty expense, which was primarily due to higher income generated in the prior year from the release of Red Dead Redemption in May 2010.

        Revenue earned outside of North America accounted for approximately $285.0 million (42.1%) for the nine months ended December 31, 2011 as compared to $407.0 million (42.6%) in the prior year. The year-over-year decrease as a percentage of revenue earned outside of North America was primarily due to the global releases of Red Dead Redemption in May 2010. Foreign currency exchange rates increased net revenue and gross profit by approximately $20.6 million and $3.1 million, respectively, for the nine months ended December 31, 2011 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2011	% of net revenue	2010	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$143,684	21.2%	$144,268	15.1%	$(584)	(0.4)%
General and administrative	86,067	12.7%	80,314	8.4%	5,753	7.2%
Research and development	49,340	7.3%	52,328	5.5%	(2,988)	(5.7)%
Depreciation and amortization	9,383	1.4%	11,271	1.2%	(1,888)	(16.8)%

Total operating expenses(1)	$288,474	42.6%	$288,181	30.2%	$293	0.1%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2011	2010
Selling and marketing	$4,016	$3,445
General and administrative	$12,099	$7,411
Research and development	$2,969	$2,973

        Foreign currency exchange rates increased total operating expenses by approximately $6.6 million for the nine months ended December 31, 2011 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses were in line for the nine months ended December 31, 2011 compared to the prior year as we released a similar number of key titles in both periods.

General and administrative

        General and administrative expenses increased $5.8 million for the nine months ended December 31, 2011 as compared to the prior year primarily due to a $6.4 million increase in stock-based compensation expense for stock-based awards granted to ZelnickMedia, pursuant to the New Management Agreement, and $2.5 million of income resulting from a favorable legal settlement in the prior year. Partially offsetting the increase in general and administrative expenses is a decrease of $3.9 million for personnel costs primarily due to lower performance-based incentive compensation as a result of the Company's performance.

        General and administrative expenses for the nine months ended December 31, 2011 and 2010 include occupancy expense (primarily rent, utilities and office expenses) of $11.3 million and $10.7 million, respectively, related to our development studios.

Research and development

        Research and development expenses decreased $3.0 million for the nine months ended December 31, 2011 as compared to the prior year primarily due to a $3.4 million decrease in production expenses.

Interest and other, net

        Interest and other, net was an expense of $14.2 million for the nine months ended December 31, 2011, as compared to an expense of $10.4 million for the nine months ended December 31, 2010, primarily due to $1.8 million in interest expense associated with the November 2011 issuance of the 1.75% Convertible Notes and a foreign exchange transaction loss for the nine months ended December 31, 2011 of $0.9 million as compared to a foreign exchange transaction gain for the nine months ended December 31, 2010 of $0.5 million in our foreign subsidiaries.

Provision for income taxes

        For the nine months ended December 31, 2011, income tax expense was $4.4 million, as compared to income tax expense of $10.5 million for the nine months ended December 31, 2010. The decrease in tax expense was primarily attributable to lower taxable earnings and the resolution of certain tax examinations in 2011.

        Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances and changes in gross unrecognized tax benefits during the periods.

        For the nine months ended December 31, 2011, gross unrecognized tax benefits increased by $0.8 million, which primarily related to an increase in uncertain tax positions in foreign jurisdictions offset by a decrease in interest and penalties of $0.1 million. We generally are no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended October 31, 2008 and state income tax returns for periods prior to fiscal year ended October 31, 2004. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended October 31, 2005. U.S. federal taxing authorities have completed examinations of our income tax returns through the fiscal years ended October 31, 2006 and commenced their audit of fiscal years ending October 31, 2008 and 2009. Certain U.S. state taxing authorities are currently examining our income tax returns from fiscal years ended October 31, 2004 through October 31, 2006. In addition, tax authorities in certain non-U.S. jurisdictions are currently examining our income tax returns. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Discontinued operations

        Loss from discontinued operations, net of income tax, reflects the results of our former distribution business for which net assets were sold in February 2010. For the nine months ended December 31, 2011, the net loss was $0.3 million as compared to a net loss of $5.7 million for the nine months ended December 31, 2010. The loss for the nine months ended December 31, 2010 was primarily due to $4.8 million in costs associated with a liability for a lease assumption without economic benefit less estimates of sublease income.

Net income (loss) and earnings (loss) per share

        For the nine months ended December 31, 2011, our net loss was $42.0 million, as compared to net income of $70.5 million in the prior year. Net loss per share for the nine months ended December 31, 2011 was $0.51 as compared to earnings per share of $0.82 for basic and diluted earnings for the nine months ended December 31, 2010. Weighted average shares outstanding decreased compared to the prior year, primarily due to the inclusion of unvested share-based awards that are considered participating restricted stock and common stock equivalents underlying the 4.375% Convertible Notes due to net income generated during the nine months ended December 31, 2010 offset, in part, by the vesting of restricted stock awards over the last twelve months. See Note 11 to our unaudited condensed consolidated financial statements for additional information regarding earnings (loss) per share.

Liquidity and Capital Resources

        Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our credit agreement and our Convertible Notes to satisfy our working capital needs.

Credit Agreement

        In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100.0 million, which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (5.25% at December 31, 2011), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 3.30% at December 31, 2011), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability.

        Prior to its amendment and restatement in October 2011, the Credit Agreement provided for borrowings of up to $140.0 million and was secured by substantially all of our assets and the equity of our subsidiaries. We had no outstanding borrowings at March 31, 2011 related to the Credit Agreement.

        Availability under the Credit Agreement is restricted by our domestic and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

        As of December 31, 2011 there were no outstanding borrowings and $98.2 million was available to borrow under the Credit Agreement. We had $1.7 million of letters of credit outstanding at December 31, 2011.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of December 31, 2011, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

4.375% Convertible Notes Due 2014

        In June 2009, we issued $138.0 million aggregate principal amount of 4.375% Convertible Notes due 2014 (the "4.375% Convertible Notes"). Interest on the 4.375% Convertible Notes is payable semi-annually in arrears on June 1st and December 1st of each year, and commenced on December 1, 2009. The 4.375% Convertible Notes mature on June 1, 2014, unless earlier redeemed or repurchased by the Company or converted.

        The 4.375% Convertible Notes are convertible at an initial conversion rate of 93.6768 shares of our common stock per $1,000 principal amount of 4.375% Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 4.375% Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 31, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 4.375% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call the 4.375% Convertible Notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after December 1, 2013 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their 4.375% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 4.375% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock.

        At any time on or after June 5, 2012, the Company may redeem all of the outstanding 4.375% Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide notice of redemption to holders of the 4.375% Convertible Notes exceeds 150% of the conversion price in effect on each such trading day. The redemption price will equal 100% of the principal amount of the 4.375% Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date.

        The indenture governing the 4.375% Convertible Notes contains customary terms and covenants and events of default. As of December 31, 2011, we were in compliance with all covenants and requirements outlined in the indenture governing the 4.375% Convertible Notes.

1.75% Convertible Notes Due 2016

        On November 16, 2011, we issued $250.0 million aggregate principal amount of 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes" and together with the 4.375% Convertible Notes, the "Convertible Notes"). Interest on the 1.75% Convertible Notes is payable semi-annually in arrears on June 1st and December 1st of each year, commencing on June 1, 2012. The 1.75% Convertible Notes mature on December 1, 2016, unless earlier repurchased by the Company or converted. The Company does not have the right to redeem the 1.75% Convertible Notes prior to maturity.

        The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1,000 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.75% Convertible Notes at their option prior to the close of business on the business day immediately preceding June 1, 2016 only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2012, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.75% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock.

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. As of December 31, 2011, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

Financial Condition

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for approximately 40.3% and 45.0% of net revenue for the nine months ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and March 31, 2011, amounts due from our five largest customers comprised approximately 61.9% and 54.2% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 47.8% and 38.2% of such balance at December 31, 2011 and March 31, 2011, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may impact our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

        As of December 31, 2011, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $148.4 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax impact to the extent possible. However, any repatriation may not result in actual cash payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits.

        Our changes in cash flows were as follows:

	Nine Months Ended December 31,
(thousands of dollars)	2011	2010
Cash (used in) provided by operating activities	$(54,605)	$155,171
Cash used in investing activities	(9,459)	(6,171)
Cash provided by financing activities	243,363	104
Effects of exchange rates on cash and cash equivalents	(6,342)	2,176

Net increase in cash and cash equivalents	$172,957	$151,280

        At December 31, 2011 we had $453.3 million of cash and cash equivalents, compared to $280.4 million at March 31, 2011. Our increase in cash and cash equivalents from March 31, 2011 was primarily a result of cash provided by financing activities partially offset by cash used for operating activities, cash used for investing activities and the effect of exchange rates.

        Cash provided by financing activities was generated from the net proceeds from the issuance of $250.0 million of 1.75% Convertible Notes in November 2011. Cash used for operating activities was primarily due to our net loss of $42.0 million. Cash used for investing activities was primarily due to purchases of fixed assets of $8.0 million. Cash and cash equivalents were negatively impacted by $6.3 million as a result of foreign currency exchange movements.

Contractual Obligations and Commitments

        We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, in November 2011we issued $250.0 million of 1.75% Convertible Notes during the nine months ended December 31, 2011. Interest on the 1.75% Convertible Notes is payable semi-annually in arrears on June 1st and December 1st of each year, commencing on June 1, 2012. The 1.75% Convertible Notes mature on December 1, 2016, unless earlier repurchased by the Company or converted. Below is a summary of the annual commitments as of December 31, 2011 related to our 1.75% Convertible Notes (in thousands of dollars):

Fiscal year ending March 31,	Interest	1.75% Convertible Notes	Total
2012 (remaining three months)	$—	$—	$—
2013	4,557	—	4,557
2014	4,375	—	4,375
2015	4,375	—	4,375
2016	4,375	—	4,375
Thereafter	4,375	250,000	254,375

Total	$22,057	$250,000	$272,057

Off-Balance Sheet Arrangements

        As of December 31, 2011 and March 31, 2011, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any off-balance sheet arrangements and are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Australia, Latin America and Asia. For the three months ended December 31, 2011 and 2010, approximately 34.9% and 38.5%, respectively, of our net revenue was earned outside of the United States. For the nine months ended December 31, 2011 and 2010, approximately 47.7% and 47.7%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Existing Credit Agreement, outstanding balances bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (5.25% at December 31, 2011), or (b) 2.50% to 3.00% above the LIBOR rate (approximately 3.30% at December 31, 2011), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The 1.75% Convertible Notes and the 4.375% Convertible Notes pay interest semi-annually at a fixed rate of 1.75% and 4.375%, respectively, per annum and we expect that there will be no fluctuation related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 9 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the nine months ended December 31,

2011, our foreign currency translation loss adjustment was approximately $12.0 million. We recognized a foreign exchange transaction loss in interest and other, net on our Condensed Consolidated Statements of Operations for the nine months ended December 31, 2011 of $0.9 million and a foreign exchange transaction gain for the nine months ended December 31, 2010 of $0.5 million.

        We use forward foreign exchange contracts to mitigate foreign currency risk related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. We do not enter into derivative financial instruments for trading purposes. At December 31, 2011, we had $42.3 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars with maturities of less than one year. For the three months ended December 31, 2011 and 2010, we recorded a gain of $0.4 million and a loss of $0.5 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the nine months ended December 31, 2011 and 2010, we recorded a gain of $0.6 million and a loss of $5.7 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations.

        For the nine months ended December 31, 2011, 47.7% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.8%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.8%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.    (Removed and Reserved)

Item 6.    Exhibits

Exhibits:
4.1	Indenture, dated as of November 16, 2011, between the Company and The Bank of New York Mellon, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on November 18, 2011 and incorporated herein by reference.
10.1	Amendment to the Xbox 360 Publisher License Agreement, dated November 22, 2011, between the Company and Microsoft Licensing, GP.*
10.2
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

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2011 and March 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 31, 2010; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: February 3, 2012	By:	/s/ STRAUSS ZELNICK Strauss Zelnick
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 3, 2012	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein
Chief Financial Officer (Principal Financial Officer)