Form 10-K
period 2012-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2012-05-23
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $1,080,996,000.

As of May 21, 2012, there were 89,877,335 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including, but not limited to, those discussed under the heading "Risk Factors" included in Part I, Item 1A herein. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1.    Business

General

We are a leading developer, marketer and publisher of interactive entertainment for consumers around the globe. The Company develops and publishes products through its two wholly-owned labels Rockstar Games and 2K, which publishes its titles under the 2K Games, 2K Sports and 2K Play brands. Our products are designed for console gaming systems such as Sony's PlayStation®3 ("PS3") and PlayStation®2 ("PS2"), Microsoft's Xbox 360® ("Xbox 360") and Nintendo's Wii™ ("Wii"); handheld gaming systems such as Nintendo's DS ("DS"), Nintendo's 3DS ("3DS") and Sony's PlayStation Portable ("PSP"); and personal computers including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.

Video games are a widespread and growing form of mainstream entertainment. As a result of the widening popularity of interactive entertainment, the video game market is expected to continue to grow in coming years. Growth is expected to be driven by games played on traditional consoles, mobile gaming platforms such as tablets and smartphones, and online including through social networks. Overall, the installed base of console systems and handheld devices has continued to expand. According to the "Global Video Game Market Update" published by International Development Group ("IDG") in April 2012, the installed base of console systems and handhelds devices grew to 497.8 million units as of December 2011, an increase of 55.4 million units or 13% from December 2010, and forecasts that the number will increase to an estimated 753.0 million units in calendar 2016. Further, according to IDG, global sales of console, handheld, PC software and digital gaming segments, inclusive of mobile gaming platforms and online, surpassed $57.2 billion in calendar 2011 and forecasts that their annual sales will increase to an estimated $89.3 billion in calendar 2016.

The demographics of the interactive entertainment industry audience have broadened significantly over the past few years, with video games becoming an increasingly popular form of mainstream entertainment.

According to the "2011 Essential Facts About The Computer And Video Game Industry" published by Entertainment Software Association ("ESA"), an estimated 72% of all American households play PC or video games. The average game player is 37 years old and has been actively playing for 12 years.

Our core strategy is to capitalize on the popularity of video games by developing and publishing high-quality interactive entertainment experiences across a range of genres. We focus on building compelling entertainment franchises by publishing a select number of titles for which we can create sequels and add-on content. We support the success of our products in the marketplace through innovative marketing programs and global distribution on all platforms and through all channels that are relevant to our target audience.

We were incorporated under the laws of the State of Delaware in 1993 and are headquartered in New York, New York with 2,235 employees globally. Our telephone number is (646) 536-2842 and our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Corporate—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

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

Strategy

Overview.    We endeavor to be the most creative, innovative and efficient company in our industry. Our core strategy is to capitalize on the popularity of video games by developing and publishing high-quality interactive entertainment experiences across a range of genres. We focus on building compelling entertainment franchises by publishing a select number of titles for which we can create sequels and add-on content. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres, including action, adventure, racing, role-playing, sports and strategy, which we distribute worldwide. We believe that our commitment to creativity and innovation is a distinguishing strength, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands to match the broad consumer demographics we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on all platforms and through all channels that are relevant to our target audience.

Support Label Structure to Target Distinct Market Segments.    Our business consists of our wholly-owned labels Rockstar Games and 2K, which publishes its titles under 2K Games, 2K Sports and 2K Play. Each group focuses on distinct product genres and target demographics. Rockstar Games is the developer and publisher of the interactive entertainment industry's most iconic and critically acclaimed brand, Grand Theft Auto, as well as other successful franchises including L.A. Noire, Max Payne, Midnight Club, and Red Dead. We expect Rockstar Games to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing franchises as well as developing new brands. 2K Games is the publisher of the critically acclaimed, multi-million unit selling BioShock, Borderlands, Mafia, and Sid Meier's Civilization franchises. We expect 2K Games to continue to be a leader in the shooter, action, role-playing and strategy categories by building on its existing brands, as well as developing new franchises in the future. 2K Sports publishes NBA 2K, the top-ranked NBA basketball video game for 11 years running, as well as other sports titles including Major League Baseball 2K and Top Spin. 2K Play focuses on casual and family-friendly games such as Carnival Games, an internally developed and owned franchise, and licensed titles based on popular Nickelodeon television programs. We also have expansion initiatives in the rapidly growing Asia-Pacific markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea.

Focus on Core Strength of Producing Select, High Quality Titles.    We focus on publishing a select number of high-quality titles based on internally-owned and developed intellectual property, which typically provide higher margins than licensed products. We currently own the intellectual property rights of 19 proprietary brands. In addition, we will selectively develop titles based on licensed properties, including sports, and also publish externally developed titles.

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

Leverage Emerging Technologies, Platforms and Distribution Channels, Including Digitally Delivered Content.    Interactive entertainment played on mobile platforms, including tablets and smartphones, and online platforms, including social networks, represent exciting opportunities to enhance our growth and profitability. In addition, the interactive entertainment industry is increasingly delivering content through digital download. We are actively investing to capitalize on these trends in order to diversify our product mix, reduce our operating risks, and increase our revenue. Each of our labels has released offerings for tablets and smartphones across a variety of genres. In December 2011, we released Grand Theft Auto III: 10th Anniversary Edition, which was our first title for Android and our highest-selling title for Apple's iOS platform to date. In July 2011, we launched our first social gaming experience, Sid Meier's Civilization World, for Facebook, and we have several initiatives underway to develop online games primarily for Asian markets. We will continue to invest in emerging opportunities in mobile and online gameplay, particularly for our wholly-owned franchises, as well as downloadable content and micro-

transactions, where gamers can pay to download additional content to enhance their game playing experience.

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

Our Publishing and Software Development Businesses

Revenue in our publishing business is primarily derived from the sale of internally developed software titles and software titles developed by third-parties for our benefit. Operating margins in our publishing business are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. We have internal development studios located in Australia, Canada, China, Czech Republic, the United Kingdom and the United States. As of March 31, 2012, we had a research and development staff of 1,653 employees with the technical capabilities to develop software titles for all major current and prior generation consoles, handheld hardware platforms and PCs in multiple languages and territories.

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

We continue to explore evolving business models such as downloadable content, online gaming and micro-transactions. We expect downloadable content to become more prevalent as broadband connectivity continues to gain popularity and digital delivery platforms such as Microsoft's Xbox LIVE® Marketplace ("Xbox LIVE") and the Sony Entertainment Network ("SEN") gain additional customers. We also have expansion initiatives in the Asia-Pacific markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea.

Rockstar Games.    Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight

Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which we believe is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in approximately 120 million units. Rockstar continues to expand on our established franchises by releasing sequels, as well as offering downloadable episodes and content. In May 2011, Rockstar released the commercially successful and critically acclaimed L.A. Noire, which became the first video game ever chosen as an official selection of the Tribeca Film Festival. Rockstar has released several downloadable content packs to support that title. Rockstar is also well known for developing brands in other genres, including the Bully and Manhunt franchises.

2K.    Our 2K label publishes its titles under 2K Games, 2K Sports and 2K Play:

2K Games.    2K Games has published a variety of popular entertainment properties across multiple genres and platforms and we expect 2K Games to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. 2K Games has also published titles that were externally developed, such as Borderlands, which has become a key franchise for 2K Games since its launch in October 2009 and has been supported by several successful downloadable content packs.

2K Sports.    2K Sports publishes realistic sports simulation titles, including our flagship NBA 2K series, which has been the top-ranked NBA basketball video game for 11 years running, the Major League Baseball 2K series, and our Top Spin tennis series. We develop most of our 2K Sports software titles through our internal development studios. 2K Sports has secured long-term licensing agreements with the National Basketball Association ("NBA"). Our current licenses with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media expire in fiscal 2013.

We also have expansion initiatives in the rapidly growing Asia markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. 2K Sports has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia.

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

Intellectual Property

Our business is highly dependent on the creation, acquisition, licensing and protection of intellectual property. Some of the intellectual property rights we have created or acquired for our internally-owned portfolio of brands are: BioShock, Bully, Carnival Games, The Darkness, Grand Theft Auto, L.A. Noire, Mafia, Manhunt, Max Payne, Midnight Club, Red Dead, Rockstar Games Presents Table Tennis, Sid Meier's Civilization, Sid Meier's Pirates!, Spec Ops, and Top Spin. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Although we generally do not hold any patents, we obtain trademark and copyright registrations for many of our products.

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

Production of PC software is performed by third-party vendors in accordance with our specifications and includes CD-ROM / DVD-ROM pressing, assembly of components, printing of packaging and user manuals and shipping of finished goods. We send software code and a prototype of a title, together with related artwork, user instructions, warranty information, brochures and packaging designs to the manufacturers. Games are generally shipped within two weeks of receipt of our manufacturing order.

We occasionally experience difficulties or delays in the manufacture of our titles; however such delays have not significantly harmed our business to date. We have not experienced material delays due to manufacturing defects. Our software titles typically carry a 90-day limited warranty.

Sales

We sell software titles to retail outlets in North America, Europe and Asia through direct relationships with large retail customers and third-party distributors. Our customers in North America include leading mass merchandisers such as Wal-Mart; specialty retailers such as GameStop; electronics stores such as Best Buy; toy stores such as Toys "R" Us; national and regional drug stores; rental outlets; and supermarket and discount store chains. Our European customers include Game, GameStop, GEM Distribution and Media Markt. We have sales operations in Asia, Australia, Austria, Canada, France, Germany, the Netherlands, New Zealand, Spain, Switzerland, the United Kingdom and the United States.

We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the fiscal year ended March 31, 2012 accounted for approximately 43.9% of our net revenue, with GameStop and Wal-Mart accounting for 19.0% and 10.7%, respectively. No other customer accounted for more than 10.0% of our net revenue during the fiscal year ended March 31, 2012.

We also digitally distribute our titles, downloadable content and micro-transactions direct to consoles and PCs, including smartphones and tablets. We view digital distribution as an important growth opportunity for our industry and Company; however, we continue to expect that packaged goods and traditional retailers will be the primary channel for the sale of our products for the foreseeable future.

Marketing

Our marketing and promotional efforts are intended to maximize consumer interest in our titles, promote brand name recognition of our franchises, assist retailers and properly position, package and merchandise our titles.

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

  •
  Stimulating continued sales by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price concessions may occur at any time in a product's life cycle, but typically occur three to nine months after a product's initial launch. During the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, price concessions to retailers amounted to $86.0 million, $59.9 million, $61.1 million, $53.2 million and $49.4 million, respectively. In certain international markets, we also provide volume rebates to stimulate continued product sales.

  •
  Employing various other marketing methods designed to promote consumer awareness, including social media, in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, as well as attendance at trade shows.

In addition to our media, retail and public relations campaigns, an important part of our marketing strategy leverages evolving business models, such as downloadable add-on content for our front line titles. Add-on content generates incremental revenues and also helps to prolong consumer engagement with our titles, which extends the life of each new release and enhances the value of our franchises. As of March 31, 2012, we had a sales and marketing staff of 283 people.

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

Trends and Factors Affecting our Business

Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 13.8% of the Company's net revenue for the fiscal year ended March 31, 2012. The timing of our Grand Theft Auto releases varies significantly, which in turn may affect our financial performance on a quarterly and annual basis.

Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 43.9%, 43.8%, 59.8%, 55.7%, and 56.4% of net revenue during the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, respectively. As of March 31, 2012 and 2011, our five largest customers accounted for 61.3% and 54.2% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 40.6% and 38.2% of such balances at March 31, 2012 and 2011, respectively. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable episodes that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to affect our business.

Hardware Platforms.    The majority of our products are made for the hardware platforms developed by three companies—Sony, Microsoft and Nintendo. Note 16 to our Consolidated Financial Statements, "Segment and Geographic Information," discloses that Sony, Microsoft and Nintendo hardware platforms comprised approximately 89.4% of the Company's net revenue by product platform for the fiscal year ended March 31, 2012. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms declines, which may negatively affect our business. Additionally, our development costs are generally higher for titles based on new platforms, and we have limited ability to predict the consumer acceptance of the new platforms, which may affect our sales and profitability. As a result, we believe it is important to focus our development efforts on a select number of titles, which is consistent with our strategy.

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

International Operations

International sales are a significant part of our business. For the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, approximately 45.6%, 45.5%, 40.4%, 35.6% and 42.8%, respectively, of our net revenue was earned outside the United States. We have also expanded our Asian operations in an effort to increase our geographical scope and diversify our revenue base. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results. See Notes 1 and 16 to the Consolidated Financial Statements.

Segment and Geographic Information

See Note 16 to the Consolidated Financial Statements.

Employees

As of March 31, 2012, we had 2,235 full-time employees, of which 1,140 were employed outside of the United States. None of our employees are subject to collective bargaining agreements. We consider our relations with employees to be satisfactory.

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

Grand Theft Auto and certain of our other titles are "hit" products and have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 13.8% of the Company's net revenue for the fiscal year ended March 31, 2012 and the ten best-selling titles (including Grand Theft Auto) that significantly contributed to the Company's net revenue for the fiscal year ended March 31, 2012 in the aggregate accounted for approximately 89.7% of the Company's net revenue. If we fail to continue to develop and sell new commercially successful "hit" titles or sequels to such "hit" titles or experience any delays in product releases or disruptions following the commercial release of our "hit" titles or their sequels, our revenue and profits may decrease substantially and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline. In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. Widespread consumer adoption of these new platforms for games and other technological advances in online or mobile game offerings could negatively affect our sales of console and traditional PC products before we have an opportunity to develop profitable businesses in such markets.

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

We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS3, Microsoft's Xbox 360 and Nintendo's Wii. Note 16 to our Consolidated Financial Statements, "Segment and Geographic Information," discloses that Sony, Microsoft and Nintendo hardware platforms comprised approximately 89.4% of the Company's net revenue by product platform for the fiscal year ended March 31, 2012. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

Connectivity issues related to digital delivery platforms could affect our ability to sell and provide online services for our products and could affect our profitability.

We rely upon third-party digital delivery platforms, such as Xbox Live and SEN, to provide connectivity from the consumer to our digital products and our online services. Connectivity issues could prevent customers from accessing this content and our ability to successfully market and sell our products could be adversely affected. In addition, we could experience similar issues related to services we host on our internal servers. Such issues also could affect our ability to provide online services and could affect our business.

Our business could be adversely affected if our consumer data protection measures are not seen as adequate or there are breaches of our security measures or unintended disclosures of our consumer data.

We are collecting and storing consumer information, including personal information and credit card information. We take measures to protect our consumer data from unauthorized access or disclosure. It is possible that our security controls over consumer data may not prevent the improper access or disclosure of personally identifiable information. In addition, due to the high profile nature of our products, we may draw a disproportionately higher amount of attention and attempts to breach our security controls than companies with lower profile products. A security breach that leads to disclosure of consumer account information (including personally identifiable information) could harm our reputation, compel us to comply with disparate breach notification laws in various jurisdictions and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A resulting perception that our products or services do not adequately protect the privacy of personal information could result in a loss of current or potential consumers and business partners. In addition, if any of our business partners experience a security breach that leads to disclosure of consumer account information, our reputation could be harmed, resulting in loss of revenue.

The interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, this could result in government imposed fines or orders requiring that we change our data practices, which could have an adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

In addition, certain of our products are online-enabled. The ability of our products to offer online functionality, and our ability to offer content through a video game platform's digital distribution channel, is dependent upon the continued operation and security of such platform's online network. These third-party networks, as well as our own internal systems and websites, and the security measures related thereto may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, we may lose business, suffer irreparable damage to our reputation, and/or incur significant costs and expenses relating to the investigation and possible litigation of claims relating to such event.

Security breaches involving the source code for our products could adversely affect our revenues.

We securely store the source code for our interactive entertainment software products as it is created. A breach, whether physical, electronic or otherwise, of the systems on which such source code and other sensitive data are stored could lead to damage or piracy of our software. If we are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures which could materially and adversely affect our profitability. Any theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand and future sales of our products. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.

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

Our continued success will depend to a significant extent on our senior management team and our relationship with ZelnickMedia Corporation ("ZelnickMedia"). Our Executive Chairman and Chief Executive Officer and Chief Operating Officer are partners of ZelnickMedia. We are also highly dependent on the expertise, skills and knowledge of certain of our Rockstar employees and other key creative personnel responsible for content creation and development of our Grand Theft Auto titles and titles based on other brands. We may not be able to continue to retain these personnel at current compensation levels, or at all.

The loss of the services of our executive officers, ZelnickMedia, our key Rockstar employees or other key creative personnel could significantly harm our business. In addition, if one or more key employees were to join a competitor or form a competing company, we may lose additional personnel, experience material interruptions in product development, delays in bringing products to market and difficulties in our relationships with licensors, suppliers and customers, which would significantly harm our business. Failure to continue to attract and retain other qualified management and creative personnel could adversely affect our business and prospects.

Declines in consumer spending and other adverse changes in the economy could have a material adverse effect on our business and operating results.

Most of our products involve discretionary spending on the part of consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles as consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. Adverse economic conditions such as a prolonged U.S. or international general economic downturn, including periods of increased inflation, unemployment levels, tax rates, interest rates, energy prices or declining consumer confidence could also reduce consumer spending. Reduced consumer spending has and may continue to result in reduced demand for our products and may also require increased selling and promotional expenses, which has had and may continue to have an adverse effect on our business, financial condition and operating results. Furthermore, uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse effect on our financial condition and operating results. If economic conditions worsen, our business, financial condition and operating results could be adversely affected.

Our quarterly operating results are dependent on the release of "hit" titles and are highly seasonal which may cause our quarterly operating results to fluctuate significantly.

We have experienced and may continue to experience wide fluctuations in quarterly operating results. The release of a "hit" title typically leads to a high level of sales during the first few months after introduction followed by a rapid decline in sales. In addition, the interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter, due primarily to increased demand for games during the holiday season. Demand for and sales of our sports titles are also seasonal in that they are typically released just prior to the start of the sport season which they depict. If a key event or sports season to which our product release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately. Our failure or inability to produce "hit" titles or introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business and operating results. The uncertainties associated with software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations.

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

Certain of our larger customers sell used video games, which are generally priced lower than new video games. If our customers continue to increase their sales of used video games, it could negatively affect our sales of new video games and have an adverse influence on our operating results.

A limited number of customers account for a significant portion of our sales. The loss of a principal customer could seriously hurt our business.

A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers during the fiscal year ended March 31, 2012 accounted for approximately 43.9% of our net revenue, with GameStop and Wal-Mart accounting for 19.0% and 10.7%, respectively. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over), could materially adversely affect our business and operating results. Furthermore, our customers may also be placed into bankruptcy, become insolvent or be liquidated due to economic downturns, global contractions of credit or for other factors. Bankruptcies or consolidations of certain large retail customers could seriously hurt our business, including as a result of uncollectible accounts receivable from such customers and the concentration of purchasing power among remaining large retailers. In addition, our results of operations may be adversely affected if certain of our customers who purchase on credit terms are no longer eligible to purchase on such terms due to their financial distress, which may reduce the quantity of products they demand from us.

If our marketing and advertising efforts fail to resonate with our customers, our business and operating results could be adversely affected.

Our products are marketed worldwide through a diverse spectrum of advertising and promotional programs such as television and online advertising, print advertising, retail merchandising, website development and event sponsorship. Our ability to sell our products and services is dependent in part on the success of these programs. If the marketing for our products and services fails to resonate with our customers, particularly during the holiday season or other key selling periods, or if advertising rates or other media placement costs increase, these factors could have a material adverse influence on our business and operating results.

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

A number of software publishers who compete with us have developed and commercialized or are currently developing online games for use by consumers over the Internet. If technological advances significantly increase the availability of online games and if consumer acceptance of online gaming grows substantially, it could result in a decline in our platform-based software sales and negatively affect sales of such products.

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

Our success depends on our ability to continually identify and develop new titles on a timely basis. We rely on third-party software developers for the development of some of our titles. Quality third-party developers are continually in high demand. Software developers who have developed titles for us in the past may not be available to develop software for us in the future. Due to the limited number of third-party software developers and the limited control that we exercise over them, these developers may not be able to complete titles for us on a timely basis or within acceptable quality standards, if at all. We have entered into agreements with third-parties to acquire the rights to publish and distribute interactive entertainment software as well as to use licensed intellectual properties in our titles. These agreements typically require us to make development payments, pay royalties and satisfy other conditions. Our development payments may not be sufficient to permit developers to develop new software successfully, which could result in material delays and significantly increase our costs to bring particular products to market. Software development costs, promotion and marketing expenses and royalties payable to software developers and third-party licensors have increased significantly in recent years and reduce potential profits derived from sales of our software. Future sales of our titles may not be sufficient to recover development payments and advances to software developers and licensors, and we may not have adequate financial and other resources to satisfy our contractual commitments to such developers. If we fail to satisfy our obligations under agreements with third-party developers and licensors, the agreements may be terminated or modified in ways that are burdensome to us, and have a material adverse effect on our financial condition and operating results.

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

Certain platform licensors have retained the right to change the fee structures for online distribution of both paid content and free content (including patches and corrections) on their platforms. Each licensor's ability to set royalty rates may increase costs, which could negatively affect our operating margins. We may be unable to distribute our content in a cost-effective or profitable manner through this distribution channel, which could adversely affect our business and results of operations.

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

We submit our products for rating by the Entertainment Software Rating Board ("ESRB") in the United States and other voluntary or government ratings organizations in foreign countries. Failure to obtain a target rating for certain of our products could negatively affect our ability to distribute and sell those games, as could the re-rating of a game for any reason.

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

In the United States, if the ESRB rates a game as "AO" (age 18 and older), platform licensors may not certify the game and retailers may refuse to sell it. In addition, some consumers have reacted to re-ratings or controversial game content by refusing to purchase such games, demanding refunds for games that they had already purchased, and refraining from buying other games published by us. Many of our Rockstar titles and certain of our 2K Games titles have been rated "M" (age 17 and older) by the ESRB. If we are unable to obtain "M" ratings and instead receive "AO" ratings on future versions of those or similar titles as a result of changes in the ESRB's ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected. If any of our games are re-rated by the ESRB or other foreign based ratings organizations, we could be exposed to litigation, administrative fines and penalties and other potential liabilities, and our operating results and financial condition could be significantly affected.

We have implemented processes to comply with the requirements of the ESRB and other ratings organizations and properly display the designated rating symbols and content descriptions. Nonetheless, these processes are subject to human error, circumvention, overriding and reasonable resource constraints. If a video game we published were found to contain undisclosed pertinent content, the ESRB could re-rate a game, retailers could refuse to sell it and demand that we accept the return of any unsold copies or returns from customers, and consumers could refuse to buy it or demand that we refund their money. This could have a material negative affect on our operating results and financial condition. In addition, we may be exposed to litigation, administrative fines and penalties and our reputation could be harmed, which could affect sales of other video games we sell. If any of these consequences were to occur, our business and financial performance could be significantly harmed.

Content policies adopted by retailers, consumer opposition and litigation could negatively affect sales of our products.

Retailers may decline to sell interactive entertainment software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses. If retailers decline to sell our products based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material or other generally objectionable content, or if any of our previously "M" rated series products are rated "AO," we might be required to significantly change or discontinue particular titles or series, which in the case of our best-selling Grand Theft Auto titles could seriously affect our business. Consumer advocacy groups have opposed sales of interactive entertainment software containing objectionable themes, violence or sexual material or other objectionable content by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. Additionally, although lawsuits seeking damages for injuries allegedly suffered by third-parties as a result of video games have generally been unsuccessful in the courts, claims of this kind have been asserted against us from time to time and may be asserted and be successful in the future.

We are subject to risks and uncertainties of international trade, including fluctuations in the values of local foreign currencies against the dollar.

Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. Note 16 to our Consolidated Financial Statements, "Segment and Geographic Information," discloses that sales in Europe comprised approximately 29.8% of the Company's net revenue for the fiscal year ended March 31, 2012. We have also expanded our Asian operations in an effort to increase our geographical scope and diversify our revenue base. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant influence on our operating results. Many of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.

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

We develop proprietary software and have obtained the rights to publish and distribute software developed by third-parties. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Our software is susceptible to piracy and unauthorized copying. Unauthorized third-parties may be able to copy or to reverse engineer our software to obtain and use programming or production techniques that we regard as proprietary. Well organized piracy operations have also proliferated in recent years, resulting in the ability to download pirated copies of our software over the Internet. Although we attempt to incorporate protective measures into our software, piracy of our products could negatively affect our future profitability.

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

  •
  the possibility that we will not discover important facts during due diligence that could have a material adverse effect on the value of the businesses we acquire, including the possibility that a change of control of a company we acquire triggers a termination of contractual or intellectual property rights important to the operation of its business;

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

Our ability to acquire and maintain licenses to intellectual property, especially for sports titles, affects our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.

Certain of our products are based on or incorporate intellectual property owned by others. For example, our 2K Sports products include rights licensed from major sports leagues and players' associations. Similarly, some of our other titles are based on licenses of popular entertainment products. Competition for these licenses is intense. If we are unable to maintain these licenses or obtain additional licenses on reasonable economic terms or with significant commercial value, our revenue and profitability could decline significantly. Competition for these licenses may also increase the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs and adversely affect our profitability. In addition, on certain intellectual property licenses, we are subject to guaranteed minimum payments, royalties or standards of performance and may not be able to terminate these agreements prior to their stated expiration. If such licensed products do not generate revenues in excess of such minimum guarantees, our profitability will be adversely affected.

We are subject to contractual covenants which place certain limitations on how we manage our business.

Our Credit Agreement (as defined herein) and the indentures governing our Convertible Notes (as defined herein) limit our ability to take various actions, including incurring additional debt, paying dividends, repurchasing shares and acquiring or disposing of assets or businesses. In addition, we have granted a security interest in connection with certain compensatory arrangements which limits our ability to incur senior debt in excess of certain amounts. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our Credit Agreement and the indentures also require us to satisfy specified financial and non-financial covenants. A breach of any of the covenants contained in our Credit Agreement could result in an event of default under the agreement and under the indentures governing our Convertible Notes and would allow our lenders and noteholders to pursue various remedies, including accelerating the repayment of any outstanding indebtedness.

Our involvement, and the involvement of some of our former executive officers, in a wide variety of lawsuits, investigations and proceedings has had, and may in the future have, a material adverse effect on us.

We and some of our former officers, directors and employees have been the subject of three separate governmental investigations and a substantial amount of litigation and other proceedings relating to the subject matter of those investigations. While these matters have been resolved we may be subject to heightened scrutiny in the future as a result of our historical legal proceedings, including an increased likelihood of a government investigation occurring and an increased likelihood that any such investigation is more extensive than in the past. Furthermore, any future fines, restrictions or other penalties imposed as a result of any such investigation may be more severe than those which may be imposed on a company without our history.

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

If we incur losses in the future, we may be required to raise additional capital in order to fund our operations. We could seek to raise capital in a number of ways, including through the issuance of debt or equity, or through other financing arrangements. In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement (as defined herein), which requires us to make periodic interest or other debt service payments. In addition, we issued 4.375% Convertible Notes due 2014 in June 2009 (the "4.375% Convertible Notes") and 1.75% Convertible Notes due 2016 in November 2011 (the "1.75% Convertible Notes" and together with the 4.375% Convertible Notes, the "Convertible Notes"), which require us to make periodic interest payments to the holders of the Convertible Notes. If we borrow additional funds, further debt service payments would probably be necessary. In addition, the terms of additional debt may impose significant restrictions on our ability to operate our business. If we seek financing through the sale of equity or equity-based securities (such as our Convertible Notes), our current stockholders will suffer dilution in their percentage ownership of common stock. We cannot be certain as to our ability to raise additional capital in the future or under what terms capital would be available. If we need to raise capital and are not successful in doing so, we will have to consider other options that may include, but are not limited to, a reduction in our expenditures for internal and external new product development, reductions in overhead expenses, and sales of intellectual property and other assets. These actions, should they become necessary, will likely result in a reduction in the size of our operations and could materially affect the prospects of our business.

We may be required to record a significant charge to earnings if our goodwill becomes impaired.

We are required under U.S. generally accepted accounting principles to review our goodwill for impairment at least annually or more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating a requirement to reevaluate whether our goodwill continues to be recoverable, include a significant decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. This may adversely affect our operating results.

Our reported financial results could be adversely affected by the application of existing or future accounting standards to our business as it evolves.

Our reported financial results are affected by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. For example, standards regarding software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. We expect that a significant portion of our games will be online- enabled in the future, and we could be required to recognize the related revenue over an extended period of time rather than at the time of sale. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

Risks relating to our common stock

For purposes of this section "—Risks relating to our common stock," references to "the Company," "we," "our," and "us" refer only to Take-Two Interactive Software, Inc. and not to its subsidiaries.

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders.

We may issue equity or equity-based securities (such as our Convertible Notes) in the future in connection with acquisitions or strategic transactions, to adjust our ratio of debt to equity, including through repayment of outstanding debt, to fund expansion of our operations or for other purposes. To the extent we issue additional equity securities, the percentage ownership of our existing stockholders would be reduced.

Future sales or other issuances of our common stock could adversely affect its market price.

The sale of substantial amounts of our common stock could adversely affect its price. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline. The issuance of shares of our common stock upon conversion of our Convertible Notes could also adversely affect the price of our common stock.

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

The convertible senior note hedge and warrant transactions entered into in connection with the offering of our 4.375% Convertible Notes may affect the value of those notes and our common stock.

In connection with the offering of our 4.375% Convertible Notes, we entered into convertible senior note hedge transactions which are expected to reduce the potential dilution upon conversion of the notes. However, we also entered into warrant transactions which could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants. In addition, the counterparties to the hedge and warrant transactions, and/or their respective affiliates, may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions at any time prior to the maturity of the 4.375% Convertible Notes (and are likely to do so during any observation period related to a conversion of the 4.375% Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 4.375% Convertible Notes.

Delaware law, our charter documents and provisions of our debt agreements may impede or discourage a takeover, which could cause the market price of our shares to decline.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our Board has the power, without stockholder approval, to adopt a stockholder rights plan and/or to designate the terms of one or more series of preferred stock and issue shares of preferred stock. In addition, we may under certain circumstances involving a change of control, be obligated to repurchase all or a portion of our Convertible Notes and any potential acquirer would be required to assume our obligations related to any outstanding Convertible Notes. We or any possible acquirer may not have available financial resources necessary to repurchase those notes. The ability of our Board to create and issue a new series of preferred stock and certain provisions of Delaware law, our certificate of incorporation and bylaws and the indenture governing our notes could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock and the value of any outstanding notes.

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

Our inability to fully utilize our net operating losses to offset taxable income generated in the future could have a material and negative affect on our future financial position and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal executive offices are located at 622 Broadway, New York, New York in approximately 64,000 square feet of space under a lease expiring in March 2023 for an annual rent of approximately $2.7 million.

Take-Two Interactive Software Europe Ltd, our wholly-owned subsidiary, leases 12,500 square feet of office space in Windsor, United Kingdom for an annual rent of approximately $0.6 million plus taxes and utilities, which expires in December 2021. Rockstar North, our wholly-owned subsidiary, leases 42,000 square feet of office space in Edinburgh, Scotland, for an annual rent of approximately $2.9 million. That lease expires in 2014.

2K corporate offices and two development studios occupy approximately 64,000 square feet of leased office space in Novato, California. The lease provides for an annual rent of approximately $1.9 million and expires in 2019.

In addition, our other subsidiaries lease office space in Sydney and Canberra, Australia; Toronto and Vancouver, Canada; Chengdu, Hanghzhou and Shanghai, China; Brno and Prague, Czech Republic; Paris, France; Munich, Germany; Tokyo, Japan; Seoul, Korea; Breda, Netherlands; Auckland, New Zealand; Newton, Singapore; Madrid, Spain; London, Lincoln, and Leeds, United Kingdom and, in the United States, San Diego, and Northridge, California; Sparks, Maryland; Andover and Quincy, Massachusetts; Glen Cove, New York; Cincinnati, Ohio; Kirkland, Washington; for an aggregate annual rent of approximately $7.9 million.

Item 3.    Legal Proceedings

We are, or may become, subject to demands and claims (including intellectual property claims) and are involved in routine litigation in the ordinary course of business which we do not believe to be material to our business or financial statements. We have appropriately accrued amounts related to certain of these claims and legal and other proceedings. While it is reasonably possible that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol "TTWO." The following table sets forth, for the periods indicated, the range of the high and low sale prices for our common stock as reported by NASDAQ.

	High	Low
Fiscal Year Ended March 31, 2012
First Quarter ended June 30, 2011	$17.58	$14.26
Second Quarter ended September 30, 2011	15.77	10.63
Third Quarter ended December 31, 2011	16.27	11.78
Fourth Quarter ended March 31, 2012	16.99	13.78
Fiscal Year Ended March 31, 2011
First Quarter ended June 30, 2010	$11.84	$8.98
Second Quarter ended September 30, 2010	10.83	7.98
Third Quarter ended December 31, 2010	13.62	9.77
Fourth Quarter ended March 31, 2011	16.75	12.04

The number of record holders of our common stock was 78 as of May 21, 2012.

Dividend Policy

We have never declared or paid cash dividends. We currently anticipate that all future earnings will be retained to finance the growth of our business and we do not expect to declare or pay any cash dividends in the foreseeable future. The payment of dividends in the future is within the discretion of our Board of Directors and will depend upon future earnings, capital requirements and other relevant factors. Our Credit Agreement restricts the payment of dividends on our stock.

Securities Authorized for Issuance under Equity Compensation Plans

The table setting forth this information is included in Part III—Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Performance Graph

The following line graph compares, from October 31, 2006 through March 31, 2012, the cumulative total stockholder return on our common stock with the cumulative total return on the stocks comprising the NASDAQ Composite Index and the stocks comprising a peer group index consisting of Activision Blizzard, Electronic Arts and THQ. The comparison assumes $100 was invested on October 31, 2006 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

Comparison of 65 Month Cumulative Total Return*
Among Take-Two Interactive Software, Inc., The NASDAQ Composite Index and a Peer Group
March 2012

*
$100 invested on October 31, 2006 in stock or index- including reinvestment of dividends.

	October 31, 2006	October 31, 2007	October 31, 2008	October 31, 2009	March 31, 2010	March 31, 2011	March 31, 2012
Take-Two Interactive Software, Inc.	$100.00	$134.23	$84.78	$78.42	$70.56	$109.88	$110.02
NASDAQ Composite-Total Returns	100.00	121.74	73.89	88.74	103.80	121.65	136.69
Peer Group	100.00	120.64	64.26	53.52	58.86	56.09	59.24

Unregistered Sales of Equity Securities and Use of Proceeds

In March 2012, we issued 128,439 shares of our common stock as additional consideration in connection with our December 2007 acquisition of substantially all of the assets of Illusion Softworks, a.s., the developer of the Mafia video game franchise, to one of the sellers of the business. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

Item 6.    Selected Financial Data

The following tables present selected financial data for the two fiscal years ended March 31, 2012, five months ended March 31, 2010 and the three fiscal years ended October 31, 2009 (in thousands, except per share data).

	Fiscal Year Ended March 31,			Fiscal Year Ended October 31,
			Five Months Ended March 31, 2010
STATEMENT OF OPERATIONS DATA:	2012	2011		2009	2008	2007
Net revenue	$825,823	$1,136,876	$359,231	$701,057	$1,231,106	$695,828
Cost of goods sold	528,855	689,381	222,396	467,576	709,719	475,737

Gross profit	296,968	447,495	136,835	233,481	521,387	220,091

Selling and marketing	183,749	176,294	72,402	141,962	154,396	115,203
General and administrative	121,200	109,484	43,466	130,376	166,228	145,657
Research and development	64,162	69,576	25,279	63,748	63,929	48,455
Business reorganization and related	—	—	—	—	4,478	17,467
Depreciation and amortization	12,123	14,999	6,622	17,574	21,322	21,206

Total operating expenses	381,234	370,353	147,769	353,660	410,353	347,988

Income (loss) from operations	(84,266)	77,142	(10,934)	(120,179)	111,034	(127,897)
Interest and other, net	(19,571)	(13,519)	(11,352)	(5,771)	(3,279)	(629)

Income (loss) from continuing operations before income taxes	(103,837)	63,623	(22,286)	(125,950)	107,755	(128,526)

Provision for income taxes	3,863	9,819	4,266	4,487	13,271	9,943

Income (loss) from continuing operations	(107,700)	53,804	(26,552)	(130,437)	94,484	(138,469)
Income (loss) from discontinued operations, net of taxes	(1,116)	(5,346)	(2,250)	(10,017)	2,613	63

Net income (loss)	$(108,816)	$48,458	$(28,802)	$(140,454)	$97,097	$(138,406)

Earnings (loss) per share:
Continuing operations	$(1.30)	$0.62	$(0.34)	$(1.70)	$1.23	$(1.93)
Discontinued operations	(0.01)	(0.06)	(0.03)	(0.13)	0.03	—

Basic earnings (loss) per share	$(1.31)	$0.56	$(0.37)	$(1.83)	$1.26	$(1.93)

Continuing operations	$(1.30)	$0.62	$(0.34)	$(1.70)	$1.22	$(1.93)
Discontinued operations	(0.01)	(0.06)	(0.03)	(0.13)	0.03	—

Diluted earnings (loss) per share	$(1.31)	$0.56	$(0.37)	$(1.83)	$1.25	$(1.93)

Weighted average shares outstanding:
Basic	83,356	86,127	78,453	76,815	77,254	71,860
Diluted	83,356	86,139	78,453	76,815	77,666	71,860

	As of March 31,			As of October 31,
BALANCE SHEET DATA:	2012	2011	2010	2009	2008	2007
Cash and cash equivalents	$420,279	$280,359	$145,838	$102,083	$280,277	$77,757
Working capital	524,892	335,715	216,733	274,274	358,355	186,362
Total assets	1,149,427	971,659	839,276	1,007,128	1,083,352	831,143
Long-term debt	316,340	107,239	99,865	97,063	70,000	18,000
Total liabilities	553,700	356,380	318,653	461,502	468,234	359,989
Stockholders' equity	595,727	615,279	520,623	545,626	615,118	471,154

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are a leading developer, marketer and publisher of interactive entertainment for consumers around the globe. The Company develops and publishes products through its two wholly-owned labels Rockstar Games and 2K, which publishes its titles under the 2K Games, 2K Sports and 2K Play brands. Our products are designed for console gaming systems such as Sony's PlayStation®3 ("PS3") and PlayStation®2 ("PS2"), Microsoft's Xbox 360® ("Xbox 360") and Nintendo's Wii™ ("Wii"); handheld gaming systems such as Nintendo's DS ("DS"), Nintendo's 3DS ("3DS") and Sony's PlayStation Portable ("PSP"); and personal computers including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.

We endeavor to be the most creative, innovative and efficient company in our industry. Our core strategy is to capitalize on the popularity of video games by developing and publishing high-quality interactive entertainment experiences across a range of genres. We focus on building compelling entertainment franchises by publishing a select number of titles for which we can create sequels and add-on content. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres, including action, adventure, racing, role-playing, sports and strategy, which we distribute worldwide. We believe that our commitment to creativity and innovation is a distinguishing strength, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands to match the broad consumer demographics we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on all platforms and through all channels that are relevant to our target audience.

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

Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in approximately 120 million units. Rockstar continues to expand on our established franchises by releasing sequels, as well as offering downloadable episodes and content. In May 2011, Rockstar released the commercially successful and critically acclaimed L.A. Noire, which became the first video game ever chosen as an official selection of the Tribeca Film Festival. Rockstar has released several downloadable content packs to support that title. Rockstar is also well known for developing brands in other genres, including the Bully and Manhunt franchises.

2K Games has published a variety of popular entertainment properties across multiple genres and platforms and we expect 2K Games to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. 2K Games has also published titles that were externally developed, such as Borderlands, which has become a key franchise for 2K Games since its launch in October 2009 and has been supported by several successful downloadable content packs.

2K Sports publishes realistic sports simulation titles, including our flagship NBA 2K series, which has been the top-ranked NBA basketball video game for 11 years running, the Major League Baseball 2K series, and our Top Spin tennis series. We develop most of our 2K Sports software titles through our internal development studios. 2K Sports has secured long-term licensing agreements with the National Basketball Association ("NBA"). Our current licenses with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media expire in fiscal 2013.

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

We also have expansion initiatives in the rapidly growing Asia markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. 2K Sports has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia.

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

Trends and Factors Affecting our Business

Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 13.8% of the Company's net revenue for the fiscal year ended March 31, 2012. The timing of our Grand Theft Auto releases varies significantly, which in turn may affect our financial performance on a quarterly and annual basis.

Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 43.9%, 43.8%, 59.8%, 55.7%, and 56.4% of net revenue during the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, respectively. As of March 31, 2012 and 2011, the five largest customers accounted for 61.3% and 54.2% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 40.6% and 38.2% of such balances at March 31, 2012 and 2011, respectively. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable episodes that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to affect our business.

Hardware Platforms.    The majority of our products are made for the hardware platforms developed by three companies—Sony, Microsoft and Nintendo. Note 16 to our Consolidated Financial Statements, "Segment and Geographic Information," discloses that Sony, Microsoft and Nintendo hardware platforms comprised approximately 89.4% of the Company's net revenue by product platform for the fiscal year ended March 31, 2012. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms declines, which may negatively affect our business. Additionally, our development costs are generally higher for titles based on new platforms, and we have limited ability to predict the consumer acceptance of the new platforms, which may affect our sales and profitability. As a result, we believe it is important to focus our development efforts on a select number of titles, which is consistent with our strategy.

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

Product Releases

We released the following key titles in fiscal year 2012:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
L.A. Noire	Rockstar Games	External	PS3, Xbox 360	May 17, 2011
Duke Nukem Forever	2K Games	External	PS3, Xbox 360, PC	June 10, 2011
NBA® 2K12	2K Sports	Internal	PS3, PS2, PSP, Xbox 360, Wii, PC	October 4, 2011
The Darkness II	2K Games	External	PS3, Xbox 360, PC	February 7, 2012
Major League Baseball 2K12	2K Sports	Internal	PS3, PS2, PSP, Xbox 360, Wii, DS, PC	March 6, 2012

Product Pipeline

We have announced expected release dates for the following key titles (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Actual / Expected Release Date
Max Payne 3	Rockstar Games	Internal	PS3, Xbox 360	May 15, 2012 (released)
Max Payne 3	Rockstar Games	Internal	PC	June 1, 2012
Spec Ops: The Line	2K Games	External	PS3, Xbox 360, PC	June 26, 2012
Borderlands™ 2	2K Games	External	PS3, Xbox 360, PC	September 18, 2012
NBA® 2K13	2K Sports	Internal	PS3, PSP, Xbox 360, Wii, PC	October 2, 2012
XCOM: Enemy Unknown	2K Games	Internal	PS3, Xbox 360, PC	October 9 2012
BioShock® Infinite	2K Games	Internal	PS3, Xbox 360, PC	February 26, 2013
XCOM®	2K Games	Internal	PS3, Xbox 360, PC	Fiscal year 2014
Grand Theft Auto V	Rockstar Games	Internal	To be announced	To be announced

Fiscal 2012 Financial Summary

Our fiscal year ended March 31, 2012 net revenue was led by titles from a variety of our top franchises, including L.A. Noire, NBA 2K12, Grand Theft Auto products, Duke Nukem Forever and Red Dead Redemption. Our net revenue decreased to $825.8 million, a decrease of $311.1 million or 27.4% from the fiscal year ended March 31, 2011.

For the fiscal year ended March 31, 2012, our net loss was $108.8 million, as compared to net income of $48.5 million in the prior year. Net loss per share for the fiscal year ended March 31, 2012 was $1.31, as compared to earnings per share for the fiscal year ended March 31, 2011 of $0.56. Our net loss for the fiscal year ended March 31, 2012 as compared to our net income for the fiscal year ended March 31, 2011 was primarily as a result of (1) a decrease of $311.1 million in net revenue, (2) a decrease of 3 points in our gross profit as a percent of net revenue, (3) an increase of 14 points in our operating expenses as a percent of net revenue, (4) an increase of $6.1 million in interest and other, net, expense and (5) a decrease of $4.2 million in our loss from discontinued operations, for the fiscal year ended March 31, 2012.

At March 31, 2012 we had $420.3 million of cash and cash equivalents, compared to $280.4 million at March 31, 2011. Our increase in cash and cash equivalents from March 31, 2011 was primarily a result of cash provided by financing activities partially offset by cash used in operating activities, cash used in investing activities and the effect of exchange rates.

Cash provided by financing activities was generated from the net proceeds from the issuance of $250.0 million of 1.75% Convertible Notes in November 2011. Cash used in operating activities was primarily due to our net loss of $108.8 million. Cash used in investing activities was primarily due to purchases of fixed assets of $10.8 million and we paid contingent consideration of $4.1 million for our prior year acquisitions. Cash and cash equivalents were negatively affected by $4.3 million as a result of foreign currency exchange rate movements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. We base our estimates, assumptions and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our Consolidated Financial Statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual amounts could differ significantly from these estimates.

We have identified the policies below as critical to our business operations and the understanding of our financial results and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The affect and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements included in Item 8. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

We enter into agreements with third-party developers that require us to make payments for game development and production services. In exchange for these payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements allow us to fully recover these payments to the developers at an agreed upon royalty rate earned on the subsequent retail sales of such software, net of any agreed upon costs. Prior to establishing technological feasibility of a product we record any costs incurred by third-party developers as research and development expenses. Subsequent to establishing technological feasibility of a product we capitalize all development and production service payments to third-party developers as software development costs and licenses. We typically enter into agreements with third-party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. When we contract with third-party developers, we generally select third-party developers that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third-party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

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

Fair Value Estimates

The preparation of financial statements in conformity with U.S. GAAP often requires us to determine the fair value of a particular item to fairly present our Consolidated Financial Statements. Without an independent market or another representative transaction, determining the fair value of a particular item requires us to make several assumptions that are inherently difficult to predict and can have a material influence on the conclusion of the appropriate accounting.

There are various valuation techniques used to estimate fair value. These include (1) the market approach where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present amount, and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset, liability or equity instrument being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the delayed receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (risk premium). Making these cash flow estimates are inherently difficult and subjective, and, if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively affected. Furthermore, relatively small changes in many of these estimates can have a significant influence on the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired. While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to the assessments:

Inventory Obsolescence.    We regularly review inventory quantities on-hand and in the retail channels and record an inventory provision for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would affect management's estimates in establishing our inventory provision. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess.

Business Combinations—Goodwill and Intangible Assets.    We must estimate the fair value of assets acquired and liabilities assumed in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct influence on the amount to recognize as goodwill, which is an asset that is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of expected use of the asset, the expected cost to extinguish the liability or our expectations related to the timing and the successful completion of development of an acquired in-process technology. Such estimates are inherently difficult and subjective and can have a material influence on our financial statements.

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

We evaluate our goodwill annually for impairment or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly affect these judgments and require reductions to recorded intangible asset balances.

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

Stock-based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment in estimating expected stock volatility and the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

We have granted stock options to non-employees, which were subject to variable accounting. When variable accounting is applied to stock option grants, we re-measured the fair value of the unvested options at the end of each reporting period or until the options are cancelled or expire unexercised. Compensation expense in any given period was calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period, both of which was based on the price of our common stock at such dates. As a result, fluctuations in the price of our common stock changed compensation expense recognized by us from period to period.

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

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including allocations of certain transactions to different tax jurisdictions, amounts of permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. These estimates and assumptions are revised as new events occur, more experience is acquired and additional information is obtained. The effect of these revisions is recorded in income tax expense or benefit in the period in which they become known.

Recently Issued Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements

On April 1, 2011, the Company adopted new guidance related to the accounting for multiple-deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable. The adoption of this new guidance did not have any effect on our consolidated financial position, cash flows or results of operations.

Certain Revenue Arrangements That Include Software Elements

On April 1, 2011, the Company adopted new guidance that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product's essential functionality. The adoption of this new guidance did not have any effect on our consolidated financial position, cash flows or results of operations.

Testing Goodwill for Impairment

On September 30, 2011, the Company adopted new guidance related to testing goodwill for impairment effective for the Company's annual impairment test as of August 1, 2011. This new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing entities to go directly to the quantitative assessment. This new guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. However, early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The early adoption of this new guidance did not have any effect on our consolidated financial position, cash flows or results of operations.

Comprehensive Income

In June 2011, new guidance was issued related to the presentation of comprehensive income. The main provisions of the new guidance provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income or (ii) in two separate but consecutive statements, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. The new rules eliminate the option to present the components of other comprehensive income as part of the statement of stockholders' equity. These new rules are to be applied retrospectively and become effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011 (April 1, 2012 for the Company), with early adoption permitted. We do not expect the adoption of this new guidance to have a material effect on our consolidated financial position, cash flows or results of operations.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our statements of operations, net revenue by geographic region and net revenue by platform:

	Fiscal Year Ended March 31,
	2012	2011	2010
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	64.0%	60.6%	64.8%

Gross profit	36.0%	39.4%	35.2%

Selling and marketing	22.3%	15.5%	20.3%
General and administrative	14.7%	9.6%	15.2%
Research and development	7.8%	6.1%	7.6%
Depreciation and amortization	1.4%	1.3%	2.1%

Total operating expenses	46.2%	32.5%	45.2%

Income (loss) from operations	(10.2)%	6.9%	(10.0)%
Interest and other, net	(2.4)%	(1.2)%	(2.5)%

Income (loss) from continuing operations before income taxes	(12.6)%	5.7%	(12.5)%

Provision for income taxes	0.4%	1.0%	1.7%

Income (loss) from continuing operations	(13.0)%	4.7%	(14.2)%
Loss from discontinued operations, net of taxes	(0.2)%	(0.5)%	(1.9)%

Net income (loss)	(13.2)%	4.2%	(16.1)%

Net revenue by geographic region:
United States	54.4%	54.5%	59.6%
International	45.6%	45.5%	40.4%
Net revenue by platform:
Console	85.1%	85.7%	80.4%
PC and other	10.6%	9.7%	9.3%
Handheld	4.3%	4.6%	10.3%

Fiscal Years Ended March 31, 2012 and 2011

(thousands of dollars)	2012	%	2011	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$825,823	100.0%	$1,136,876	100.0%	$(311,053)	(27.4)%
Product costs	255,236	30.9%	326,936	28.7%	(71,700)	(21.9)%
Software development costs and royalties(1)	164,487	19.9%	172,397	15.2%	(7,910)	(4.6)%
Internal royalties	34,156	4.1%	115,032	10.1%	(80,876)	(70.3)%
Licenses	74,976	9.1%	75,016	6.6%	(40)	(0.1)%

Cost of goods sold	528,855	64.0%	689,381	60.6%	(160,526)	(23.3)%

Gross profit	$296,968	36.0%	$447,495	39.4%	$(150,527)	(33.6)%

(1)
Includes $5,144 and $10,695 of stock-based compensation expense in 2012 and 2011, respectively.

Net revenue decreased $311.1 million for the fiscal year ended March 31, 2012 as compared to the prior year. This decrease is primarily due to $486.9 million in lower sales of the previous fiscal year's releases mainly Red Dead Redemption, which released in May 2010, Mafia II, which released in August 2010, Sid Meier's Civilization® V, which released in September 2010, and Top Spin 4, which released in March 2011, as well as approximately $46.8 million in lower sales of our Grand Theft Auto franchise. These decreases were partially offset by $283.9 million in increases from the current fiscal year's releases mainly L.A. Noire in May 2011, Duke Nukem Forever in June 2011 and The Darkness II in February 2012.

Net revenue on consoles accounted for 85.1% of our total net revenue for the fiscal year ended March 31, 2012, which was in line with 85.7% for the prior year. PC and other sales increased to 10.6% of our total net revenue for the fiscal year ended March 31, 2012, as compared to 9.7% for the prior year, primarily due to the December 2011 release of Grand Theft Auto III: 10 Year Anniversary Edition for the iPad, iPhone and iPod touch, and select Android powered devices. Handheld sales accounted for 4.3% of our total net revenue for the fiscal year ended March 31, 2012, which is in line with 4.6% for the prior year.

Gross profit as a percentage of net revenue decreased for the fiscal year ended March 31, 2012, as compared to the prior year. Product costs increased as a percentage of net revenue as a result of a greater share of net revenue being generated from a product mix with lower selling price points. Software development costs and royalties increased as a percentage of net revenue for the fiscal year ended March 31, 2012 as we incurred higher royalty costs primarily associated with the May 2011 release of L.A. Noire, the June 2011 release of Duke Nukem Forever and the February 2012 release of The Darkness II, all of which were externally developed. Partially offsetting the decrease in gross profit as a percentage of net revenue is lower internal royalty expense, which was primarily due to higher income generated in the prior year from the release of Red Dead Redemption in May 2010.

Net revenue earned outside of the United States accounted for 45.6% of our total net revenue for the fiscal year ended March 31, 2012, which was in line with 45.5% for the prior year. Foreign currency exchange rates increased net revenue and gross profit by approximately $20.3 million and $3.2 million, respectively, for the fiscal year ended March 31, 2012 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2012	% of net revenue	2011	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$183,749	22.3%	$176,294	15.5%	$7,455	4.2%
General and administrative	121,200	14.7%	109,484	9.6%	11,716	10.7%
Research and development	64,162	7.8%	69,576	6.1%	(5,414)	(7.8)%
Depreciation and amortization	12,123	1.4%	14,999	1.3%	(2,876)	(19.2)%

Total operating expenses(1)	$381,234	46.2%	$370,353	32.5%	$10,881	2.9%

(1)
Includes stock-based compensation expense, as follows:

	2012	2011
Selling and marketing	$ 5,042	$4,659
General and administrative	$19,963	$9,781
Research and development	$ 3,345	$3,630

Foreign currency exchange rates increased total operating expenses by approximately $7.7 million in the fiscal year ended March 31, 2012 as compared to the prior year.

Selling and marketing

Selling and marketing expenses increased $7.5 million for the fiscal year ended March 31, 2012, as compared to the prior year, primarily due to higher advertising expenses related to L.A. Noire, Duke Nukem Forever and The Darkness II partially offset by lower advertising expenses incurred for the May 2010 release of Red Dead Redemption and the August 2010 release of Mafia II.

General and administrative

General and administrative expenses increased $11.7 million for the fiscal year ended March 31, 2012, as compared to the prior year primarily due to a $12.9 million increase in stock-based compensation expense for stock-based awards granted to ZelnickMedia, reflecting the grants of restricted stock pursuant to the New Management Agreement (as defined in Note 3 to our Consolidated Financial Statements), $2.5 million of income resulting from a favorable legal settlement in the prior year and $2.4 million in additional rent expense primarily due to a net liability incurred for a lease assumption without economic benefit during the fiscal year ended March 31, 2012. Partially offsetting the increase in general and administrative expenses is a decrease of $4.4 million for personnel costs and a decrease of $3.0 million for consulting expense, primarily due to lower performance-based incentive compensation as a result of the Company's performance.

General and administrative expenses for the fiscal years ended March 31, 2012 and 2011 include occupancy expense (primarily rent, utilities and office expenses) of $15.7 million and $14.3 million, respectively, related to our development studios.

Research and development

Research and development expenses decreased $5.4 million for the fiscal year ended March 31, 2012, as compared to the prior year primarily due to a decrease of $6.7 million attributable to a decrease in production expenses and higher payroll capitalization rates at our development studios primarily due to a greater number of titles having reached technological feasibility partially offset by a $1.0 million increase in additional personnel-related costs.

Depreciation and amortization

Depreciation and amortization expenses decreased $2.9 million for the fiscal year ended March 31, 2012, as compared to the prior year primarily due to lower purchases of fixed assets during recent years.

Interest and other, net

(thousands of dollars)	2012	% of net revenue	2011	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Interest income (expense), net	$(20,616)	(2.5)%	$(15,248)	(1.3)%	$(5,368)	35.2%
Gain (loss) on sale	2,200	0.3%	(106)	0.0%	2,306	(2175.5)%
Foreign currency exchange gain (loss)	(1,311)	(0.2)%	1,414	0.1%	(2,725)	(192.7)%
Other	156	0.0%	421	0.0%	(265)	(62.9)%

Interest and other, net	$(19,571)	(2.4)%	$(13,519)	(1.2)%	$(6,052)	44.8%

Interest and other, net was an expense of $19.6 million for the fiscal year ended March 31, 2012, as compared to an expense of $13.5 million for the fiscal year ended March 31, 2011, primarily due to $5.4 million in interest expense associated with the November 2011 issuance of the 1.75% Convertible Notes and we recorded a greater foreign currency exchange loss for the fiscal year ended March 31, 2012 partially offset by a $2.2 million gain on the sale of certain intellectual property assets.

Provision for income taxes

Income tax expense was $3.9 million for the fiscal year ended March 31, 2012, as compared to $9.8 million for the fiscal year ended March 31, 2011. The decrease in tax expense was primarily due to lower taxable earnings in certain foreign jurisdictions and adjustments for certain foreign tax filings. Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances and changes in gross unrecognized tax benefits during both the fiscal years ended March 31, 2012 and 2011. Our valuation allowances increased by $19.5 million during the fiscal year ended March 31, 2012 primarily due to a loss before income taxes without tax benefit in the fiscal year ended March 31, 2012, while our valuation allowance decreased by $26.6 million during the same period in 2011 primarily due to the use of carried forward net operating losses applied to income earned during that period.

As of March 31, 2012, we had gross unrecognized tax benefits, including interest and penalties, of $22.4 million, all of which would affect our effective tax rate if realized. For the fiscal year ended March 31, 2012, gross unrecognized tax benefits increased by $7.3 million, which primarily related to an increase in uncertain tax positions in foreign jurisdictions. We are generally no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended October 31, 2008 and state income tax returns for periods prior to fiscal year ended October 31, 2004. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended October 31, 2005. U.S. federal taxing authorities have commenced their audit of fiscal years ending October 31, 2008 and 2009. Certain U.S. state taxing authorities are currently examining our income tax returns from fiscal years ended October 31, 2004 through October 31, 2006. In addition, tax authorities in certain non-U.S. jurisdictions are currently examining our income tax returns. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Discontinued operations

Loss from discontinued operations, net of income tax, reflects the results of our former distribution business for which the net assets were sold in February 2010. For the fiscal year ended March 31, 2012, the net loss was $1.1 million as compared to a net loss of $5.3 million for the prior year. The net loss during the fiscal year ended March 31, 2011 was primarily due to costs associated with a liability for a lease assumption without economic benefit less estimates of sublease income. The net loss during the fiscal year ended March 31, 2012 was primarily due to changes in estimates of sublease income primarily as a result of deteriorating market conditions.

Net income (loss) and earnings (loss) per share

For the fiscal year ended March 31, 2012, our net loss was $108.8 million, as compared to net income of $48.5 million in the prior year. Net loss per share for the fiscal year ended March 31, 2012 was $1.31, as compared to earnings per share of $0.56 for the fiscal year ended March 31, 2011. Weighted average shares outstanding decreased compared to the prior year, primarily due to the exclusion of unvested share-based awards that are considered participating restricted stock due to the net loss generated during the fiscal year ended March 31, 2012, offset, in part, by the vesting of restricted stock awards over the last twelve months. See Note 1 to our consolidated financial statements for additional information regarding earnings (loss) per share.

Fiscal Years Ended March 31, 2011 and 2010

(thousands of dollars)	2011	%	2010	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$1,136,876	100.0%	$762,941	100.0%	$373,935	49.0%
Product costs	326,936	28.7%	253,369	33.2%	73,567	29.0%
Software development costs and royalties(1)	172,397	15.2%	140,397	18.4%	32,000	22.8%
Internal royalties	115,032	10.1%	35,195	4.6%	79,837	226.8%
Licenses	75,016	6.6%	65,618	8.6%	9,398	14.3%

Cost of goods sold	689,381	60.6%	494,579	64.8%	194,802	39.4%

Gross profit	$447,495	39.4%	$268,362	35.2%	$179,133	66.8%

(1)
Includes $10,695 and $5,213 of stock-based compensation expense in 2011 and 2010, respectively.

Net revenue increased $373.9 million for the fiscal year ended March 31, 2011 as compared to the prior year, primarily due to the releases of Red Dead Redemption in May 2010 and Mafia II in August 2010 and a period-over-period increase in sales of our NBA 2K franchise. Partially offsetting the increase in net revenue were decreases in BioShock 2 and Borderlands, which were released in February 2010 and October 2009, respectively, and a decrease in sales of our Grand Theft Auto franchise of approximately $63.5 million. The decrease in our Grand Theft Auto franchise was primarily due to decreases in sales from Grand Theft Auto IV and Grand Theft Auto: Chinatown Wars, as well as from downloadable episodes Grand Theft Auto IV: The Lost and Damned and Grand Theft Auto: The Ballad of Gay Tony, which released in prior periods, partially offset by the current year release of Grand Theft Auto IV: Complete.

Net revenue on consoles accounted for approximately 85.7% of our total net revenue for the fiscal year ended March 31, 2011, as compared to 80.4% for the prior year. The increase is primarily due to releases of Red Dead Redemption in May 2010 and Mafia II in August 2010 and a period-over-period increase in our NBA franchise. PC and other sales increased to approximately 9.7% of our total net revenue for the fiscal year ended March 31, 2011, as compared to 9.3% for the prior year, primarily due to the September 2010 release of Sid Meier's Civilization® V. Handheld sales decreased to 4.6% of our total net revenue for the fiscal year ended March 31, 2011, as compared to 10.3% for the prior year primarily due to a decrease in sales of Grand Theft Auto: Chinatown Wars, which released on the PSP in October 2009 and the Nintendo DS in March 2009, as well as the effect of the increased net revenue on current generation consoles for the fiscal year ended March 31, 2011 mentioned above.

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

Net revenue earned outside of the United States accounted for 45.5% for the fiscal year ended March 31, 2011, as compared to 40.4% in the prior year. The increase was primarily due to the global release of Red Dead Redemption in May 2010 while 2K Sports titles, which are mostly sold in North America, made up a larger proportion of our net revenue during the fiscal year ended March 31, 2010. Foreign currency exchange rates decreased net revenue and gross profit by approximately $9.1 million and $1.1 million, respectively, for the fiscal year ended March 31, 2011 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2011	% of net revenue	2010	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$176,294	15.5%	$154,519	20.3%	$21,775	14.1%
General and administrative	109,484	9.6%	115,673	15.2%	(6,189)	(5.4)%
Research and development	69,576	6.1%	57,888	7.6%	11,688	20.2%
Depreciation and amortization	14,999	1.3%	16,403	2.1%	(1,404)	(8.6)%

Total operating expenses(1)	$370,353	32.5%	$344,483	45.2%	$25,870	7.5%

(1)
Includes stock-based compensation expense, as follows:

	2011	2010
Selling and marketing	$4,659	$ 3,321
General and administrative	$9,781	$14,319
Research and development	$3,630	$ 3,650

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

Interest and other, net

(thousands of dollars)	2011	% of net revenue	2010	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Interest expense, net	$(15,248)	(1.3)%	$(13,584)	(1.8)%	$(1,664)	12.2%
Loss on sale of subsidiary	(106)	0.0%	(3,831)	(0.5)%	3,725	(97.2)%
Foreign currency exchange gain (loss)	1,414	0.1%	(609)	(0.1)%	2,023	(332.2)%
Other	421	0.0%	(770)	(0.1)%	1,191	(154.7)%

Interest and other, net	$(13,519)	(1.2)%	$(18,794)	(2.5)%	$5,275	(28.1)%

Interest and other, net was an expense of $13.5 million for the fiscal year ended March 31, 2011, as compared to an expense of $18.8 million for the fiscal year ended March 31, 2010, primarily due to a loss on the sale of our Italian subsidiary during the fiscal year ended March 31, 2010 and we recorded a greater foreign currency exchange gain for the fiscal year ended March 31, 2011, partially offset by higher interest expense. The increase in interest expense, net is primarily due to higher average debt and interest rates for the fiscal year ended March 31, 2011.

Provision for income taxes

Income tax expense was $9.8 million for the fiscal year ended March 31, 2011, compared to $13.1 million for the fiscal year ended March 31, 2010. The tax in 2011 is due to increased income in the foreign jurisdictions, while the 2010 tax expense related to an increase to our valuation allowance as a result of deferred tax liabilities related to goodwill and a tax expense resulting from the cancellation of stock options. Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances and changes in gross unrecognized tax benefits during both the 2011 and 2010 periods. Our valuation allowances decreased by $26.6 million during the 2011 period primarily due to the use of net operating losses, while our valuation allowance increased by $25.1 million during the same period in 2010 primarily due to taxable losses incurred during the period.

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

Net income (loss) and earnings (loss) per share

For the fiscal year ended March 31, 2011, our net income was $48.5 million, as compared to a net loss of $123.0 million in the prior year. Earnings per share for the fiscal year ended March 31, 2011 was $0.56, as compared to a net loss per share of $1.58 for the fiscal year ended March 31, 2010. Total weighted average shares outstanding for the fiscal year ended March 31, 2011 increased compared to the prior year period primarily due to the inclusion of the dilutive effect of participating restricted stock for the fiscal year ended March 31, 2011 and the vesting of restricted stock over the last twelve months.

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our Credit Agreement and our Convertible Notes to satisfy our working capital needs.

Credit Agreement

In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100.0 million, which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at March 31, 2012), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.74% at March 31, 2012), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability.

Prior to its amendment and restatement in October 2011, the July 2007 Credit Agreement provided for borrowings of up to $140.0 million and was secured by substantially all of our assets and the equity of our subsidiaries. We had no outstanding borrowings at March 31, 2011 related to the July 2007 Credit Agreement.

Availability under the Credit Agreement is restricted by our domestic and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

As of March 31, 2012, there was $79.1 million available to borrow under the Credit Agreement. At March 31, 2012, we had no outstanding borrowings related to the Credit Agreement and $1.7 million of letters of credit outstanding.

The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's Convertible Notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third-parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of March 31, 2012, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

The 4.375% Convertible Notes are convertible at an initial conversion rate of 93.6768 shares of our common stock per $1,000 principal amount of 4.375% Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 4.375% Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 31, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 4.375% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call the 4.375% Convertible Notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after December 1, 2013 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their 4.375% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 4.375% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our common stock price exceeded 130% of the applicable conversion price of $10.675 per share for at least 20 trading days during the 30 consecutive trading days ended March 31, 2012. Accordingly, as of April 1, 2012, the 4.375% Convertible Notes may be converted at the holder's option through June 30, 2012. If the 4.375% Convertible Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these 4.375% Convertible Notes as long-term debt.

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

The indenture governing the 4.375% Convertible Notes contains customary terms and covenants and events of default. As of March 31, 2012, we were in compliance with all covenants and requirements outlined in the indenture governing the 4.375% Convertible Notes.

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

The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. As of March 31, 2012, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 43.9%, 43.8%, and 59.8% of net revenue during the fiscal years ended March 31, 2012, 2011 and 2010, respectively. As of March 31, 2012 and 2011, our five largest customers accounted for 61.3% and 54.2% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 40.6% and 38.2% of such balances at March 31, 2012 and 2011, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers'

business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

As of March 31, 2012, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $124.5 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax effect to the extent possible. However, any repatriation may not result in actual cash payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits.

Our changes in cash flows were as follows:

	Fiscal Year Ended March 31,
(thousands of dollars)	2012	2011	2010
Cash (used in) provided by operating activities	$(84,964)	$134,798	$(135,702)
Cash (used in) provided by investing activities	(14,162)	(7,578)	23,025
Cash provided by financing activities	243,364	734	45,784
Effects of foreign currency exchange rates on cash and cash equivalents	(4,318)	6,567	8,593

Net increase (decrease) in cash and cash equivalents	$139,920	$134,521	$(58,300)

At March 31, 2012 we had $420.3 million of cash and cash equivalents, compared to $280.4 million at March 31, 2011. Our increase in cash and cash equivalents from March 31, 2011 was primarily a result of cash provided by financing activities partially offset by cash used in operating activities, cash used in investing activities and the effect of foreign currency exchange rates.

Cash provided by financing activities was generated from the net proceeds from the issuance of $250.0 million of 1.75% Convertible Notes in November 2011. Cash used in operating activities was primarily due to our net loss of $108.8 million. Cash used in investing activities was primarily due to purchases of fixed assets of $10.8 million and the payment of contingent consideration of $4.1 million for our prior year acquisitions. Cash and cash equivalents were negatively affected by $4.3 million as a result of foreign currency exchange rate movements.

Contractual Obligations and Commitments

We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Generally, these include:

  •
  Agreements to acquire licenses to intellectual property such as trademarks, copyrights and technology for use in the publishing, marketing and distribution of our software titles. In addition, we have certain minimum marketing support commitments where we commit to spend specified amounts related to marketing our products. Our licensing and marketing commitments primarily reflect agreements with major sports leagues and players' associations and expire at various times through September 2018;

  •
  Contractual payments to third-party software developers that expire at various times through July 2014. Guaranteed minimum payments assume satisfactory performance;

  •
  Operating leases, primarily related to occupancy, furniture and equipment, expiring at various times through March 2023. Included in the cash commitments for operating leases below is a liability for a lease assumption without economic benefit, which was approximately $3.7 million at March 31, 2012, and is recorded in liabilities of discontinued operations on the consolidated balance sheet. See Note 2 to our Consolidated Financial Statements for additional information regarding discontinued operations; and

  •
  Purchase obligations primarily related to agreements to purchase services that are enforceable and legally binding on the Company that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through October 2015.

A summary of annual minimum contractual obligations and commitments as of March 31, 2012 is as follows (in thousands of dollars):

Fiscal Year Ending March 31,	Licensing and Marketing	Software Development	Operating Leases	Purchase Obligations	Convertible Notes Interest	Convertible Notes	Total
2013	$61,591	$37,759	$16,506	$4,057	$10,595	$—	$130,508
2014	16,520	10,728	14,991	4,305	10,413	—	56,957
2015	10,825	809	11,073	2,341	7,394	138,000	170,442
2016	13,893	—	9,804	899	4,375	—	28,971
2017	12,400	—	4,958	—	4,375	250,000	271,733
Thereafter	20,250	—	29,828	—	—	—	50,078

Total	$135,479	$49,296	$87,160	$11,602	$37,152	$388,000	$708,689

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

Income Taxes.    At March 31, 2012, the Company had recorded a liability for gross unrecognized tax benefits of $15.6 million for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, therefore, these liabilities have not been included in the contractual obligations table.

Off-Balance Sheet Arrangements

As of March 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any off-balance sheet arrangements and are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the fiscal years ended March 31, 2012, 2011 and 2010, approximately 45.6%, 45.5% and 40.4%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

Interest Rate Risk

Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at March 31, 2012), or (b) 2.50% to 3.00% above the LIBOR rate (approximately 2.74% at March 31, 2012), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. The 1.75% Convertible Notes and the 4.375% Convertible Notes pay interest semi-annually at a fixed rate of 1.75% and 4.375%, respectively, per annum and we expect that there will be no fluctuation related to the Convertible Notes affecting our cash component of interest expense. For additional details on our Convertible Notes see Note 12 to our Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the fiscal year ended March 31, 2012, our foreign currency translation loss adjustment was approximately $3.8 million. We recognized a foreign currency exchange transaction loss for the fiscal years ended March 31, 2012 and 2010 of $1.3 million and $0.6 million, respectively, and a foreign currency exchange transaction gain in interest and other, net in our Consolidated Statements of Operations for the fiscal year ended March 31, 2011 of $1.4 million.

Cash Flow Hedging Activities

During the fiscal year ended March 31, 2012, we entered into foreign currency forward contracts to mitigate foreign currency risk associated with forecasted non-functional currency denominated expenses. These transactions, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Consolidated Statements of Operations. During the fiscal year ended March 31, 2012, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. As of March 31, 2012, we had $10.2 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of March 31, 2012, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other.

Balance Sheet Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2012, we had $4.0 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $28.3 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2011, we had $2.4 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $35.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal year ended March 31, 2012, we recorded a gain of $0.7 million and for the fiscal years ended March 31, 2011 and 2010, we recorded losses of $6.9 million and $1.0 million, respectively, related to foreign currency forward contracts in interest and other, net on the Consolidated Statements of Operations. As of March 31, 2012 and 2011, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities.

Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the fiscal year ended March 31, 2012, 45.6% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.6%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.6%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

None.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2012, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2012.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting. The report on the audit of internal control over financial reporting is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2012. The Company intends to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before July 30, 2012). The Company's Code of Business Conduct and Ethics applicable to its directors and all employees, including senior financial officers, is available on the Company's website at www.take2games.com. If the Company makes any amendment to its Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation and Related Information" in the Company's Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the sections entitled "Voting Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's Proxy Statement.

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

(i)
Financial Statements. See Index to Financial Statements on page 58 of this Report.

(ii)
Financial Statement Schedule. See Note 18 to the Consolidated Financial Statements.

(iii)
Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation, dated April 23, 2009.	8-K	4/23/2009	3.1
3.2	Certificate of Designation of Series A Preferred Stock, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.3	Certificate of Designation of Series B Preferred Stock, dated March 24, 2008	8-K	3/26/2008	3.2
3.4	Amended and Restated Bylaws of the Company	8-K	2/24/2010	3.1
4.1	Indenture, dated as of June 3, 2009, between the Company and The Bank of New York Mellon, as Trustee	8-K	6/4/2009	4.1
4.2	Supplemental Indenture, dated as of June 3, 2009, between the Company and The Bank of New York Mellon, as Trustee, to Indenture, dated as of June 3, 2009, between the Company and The Bank of New York Mellon, as Trustee, relating to 4.375% Convertible Notes	8-K	6/4/2009	4.2
4.3	Form of 4.375% Convertible Note (included in Exhibit 4.2)	8-K	6/4/2009	4.2
4.4	Indenture, dated as of November 16, 2011, by and between the Company and The Bank of New York Mellon, as Trustee, relating to 1.75% Convertible Notes	8-K	11/18/2011	4.1
4.5	Form of 1.75% Convertible Note (included in Exhibit 4.4)	8-K	11/18/2011	4.1
10.1	2002 Stock Option Plan+	10-Q	9/8/2005	10.2
10.2	Amendment to the 2002 Stock Option Plan+	8-K	4/23/2009	10.2
10.3	Incentive Stock Plan+	10-Q	9/8/2005	10.1
10.4	Amendment to the Incentive Stock Plan+	8-K	4/23/2009	10.3
10.5	Form of Stock Option Grant Letter+	10-K	1/31/2006	10.15
10.6	Form of Restricted Stock Award Letter—Directors+	10-K	12/20/2007	10.23
10.7	Form of Restricted Stock Award Letter—Employees+	10-K	12/20/2007	10.24
10.8	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.9	2009 Stock Incentive Plan+	8-K	4/23/2009	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.10	Amendment No. 2 to the 2009 Stock Incentive Plan+	8-K	9/27/2011	10.1
10.11	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.12	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.13	Employment Agreement dated February 28, 2007 between the Company and Seth Krauss+	8-K	3/6/2007	10.1
10.14	Amendment to Employment Agreement, dated March 25, 2008, by and between the Company and Seth Krauss+	8-K	3/26/2008	10.2
10.15	Employment Agreement between the Company and Lainie Goldstein dated July 16, 2007+	8-K	7/17/2007	10.1
10.16	Amendment to Employment Agreement, dated March 25, 2008, by and between the Company and Lainie Goldstein+	8-K	3/26/2008	10.1
10.17	Second Amendment to Employment Agreement, dated December 16, 2009, by and between the Company and Lainie Goldstein+	10-K	12/18/2009	10.41
10.18	Employment Agreement, dated February 14, 2008, by and between the Company and Benjamin Feder+	8-K	2/15/2008	10.2
10.19	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.20	Employment Agreement, dated March 16, 2009, between the Company and Manuel Sousa+	10-Q	6/5/2009	10.4
10.21	Management Agreement between the Company and ZelnickMedia Corporation dated March 30, 2007+	8-K	4/4/2007	99.1
10.22	Amendment dated July 26, 2007 to the Management Agreement dated March 30, 2007 between the Company and ZelnickMedia Corporation+	8-K	7/27/2007	99.1
10.23	Second Amendment, dated February 14, 2008, to the Management Agreement dated March 30, 2007 between the Company and ZelnickMedia Corporation+	8-K	2/15/2008	10.1
10.24	Management Agreement, dated as of May 20, 2011, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	8-K	5/24/2011	10.1
10.25	Security Agreement dated as of July 3, 2007, made by each of the Grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	7/9/2007	10.2
10.26	Supplement to Security Agreement dated as of November 16, 2007, made by each of the grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	11/20/2007	99.2
10.27	Warrant Transaction Confirmation, dated May 28, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.28	Warrant Transaction Confirmation, dated May 28, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.6
10.29	Convertible Note Hedge Transaction Confirmation, dated May 29, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.1
10.30	Convertible Note Hedge Transaction Confirmation, dated May 29, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.2
10.31	Warrant Transaction Confirmation, dated May 28, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.7
10.32	Warrant Transaction Confirmation, dated May 28, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.8
10.33	Convertible Note Hedge Transaction Confirmation, dated May 29, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.3
10.34	Convertible Note Hedge Transaction Confirmation, dated May 29, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.4
10.35	Second Amended and Restated Credit Agreement, dated as of October 17, 2011, by and among the Company, each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the lender parties thereto, and Wells Fargo Capital Finance, Inc., as administrative agent	8-K	10/17/2011	10.1
10.36	Xbox 360 Publisher License Agreement dated November 17, 2006, between Microsoft Licensing, GP and the Company*	10-Q	11/8/2011	10.3
10.37	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1
10.38	Amendment to the Xbox 360 Publisher License Agreement, dated November 22, 2011, between the Company and Microsoft Licensing, GP*	10-Q	2/3/2012	10.1
10.39	Confidential License Agreement for the Wii Console dated August 20, 2007, between Nintendo of America Inc. and the Company*	10-Q	9/10/2007	10.1
10.40	First Amendment, effective August 21, 2009, to the Confidential License Agreement, effective February 21, 2007, by and among Nintendo of America Inc. and Take-Two Interactive Software, Inc. and certain of its affiliates party thereto	10-Q	3/10/2010	10.3
10.41	Global Playstation 3 Format Licensed Publisher Agreement, dated May 18, 2010, between Take-Two International S.A. and Sony Computer Entertainment Europe Limited*	10-Q	11/8/2011	10.2

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.42	Global Playstation 3 Format Licensed Publisher Agreement, dated May 20, 2010, between the Company and Sony Computer Entertainment America LLC*	10-Q	11/8/2011	10.1
10.43	Asset Purchase Agreement, dated December 21, 2009, by and among SYNNEX Corporation, Jack of All Games, Inc., Jack of All Games (Canada), Inc., and solely for purposes of Section 9.2 therein, the Company	8-K	12/21/2009	10.1
10.44	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002	10-Q	9/16/2002	10.2
10.45	Amendment to Lease Agreement, dated January 18, 2012, between the Company and Moklam Enterprises, Inc.				X
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Document.				X

+
Represents a management contract or compensatory plan or arrangement.

*
Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2012, 2011 and 2010 (unaudited), five months ended March 31, 2010 and fiscal year ended October 31, 2009, (iii) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2012, 2011 and 2010 (unaudited), five months ended March 31, 2010 and fiscal year ended October 31, 2009, (iv) Consolidated Statements of Stockholders' Equity for the fiscal year ended October 31, 2009, the five months ended March 31, 2010 and the fiscal years ended March 31, 2011 and 2012; and (v) Notes to the Consolidated Financial Statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
FISCAL YEAR ENDED MARCH 31, 2012

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets—At March 31, 2012 and 2011	61
Consolidated Statements of Operations—For the fiscal years ended March 31, 2012, 2011 and 2010 (unaudited), five months ended March 31, 2010 and fiscal year ended October 31, 2009	62
Consolidated Statements of Cash Flows—For the fiscal years ended March 31, 2012, 2011 and 2010 (unaudited), five months ended March 31, 2010 and fiscal year ended October 31, 2009	63
Consolidated Statements of Stockholders' Equity—For the fiscal year ended October 31, 2009, the five months ended March 31, 2010 and the fiscal years ended March 31, 2011 and 2012	64
Notes to the Consolidated Financial Statements	65

(All other items in this report are inapplicable)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended March 31, 2012 and 2011, the five months ended March 31, 2010 and for the year ended October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Take-Two Interactive Software, Inc. at March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years ended March 31, 2012 and 2011, the five months ended March 31, 2010 and for the year ended October 31, 2009 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Take-Two Interactive Software, Inc.'s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

May 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited Take-Two Interactive Software, Inc.'s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Take-Two Interactive Software, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Take-Two Interactive Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Take-Two Interactive Software, Inc. as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended March 31, 2012 and 2011, the five months ended March 31, 2010, and for the year ended October 31, 2009 of Take-Two Interactive Software, Inc. and our report dated May 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

May 22, 2012

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2012	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$420,279	$280,359
Accounts receivable, net of allowances of $51,002 and $42,900 at March 31, 2012 and 2011, respectively	45,035	84,217
Inventory	22,477	24,578
Software development costs and licenses	211,224	131,676
Prepaid taxes and taxes receivable	2,669	8,280
Prepaid expenses and other	41,933	37,493

Total current assets	743,617	566,603

Fixed assets, net	18,949	19,632
Software development costs and licenses, net of current portion	104,755	138,320
Goodwill	228,169	225,170
Other intangibles, net	16,266	17,833
Other assets	37,671	4,101

Total assets	$1,149,427	$971,659

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,681	$56,153
Accrued expenses and other current liabilities	156,768	158,459
Deferred revenue	13,864	13,434
Liabilities of discontinued operations	1,412	2,842

Total current liabilities	218,725	230,888

Long-term debt	316,340	107,239
Income taxes payable	15,621	12,037
Other long-term liabilities	695	2,961
Liabilities of discontinued operations, net of current portion	2,319	3,255

Total liabilities	553,700	356,380

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 150,000 shares authorized; 90,215 and 86,119 shares issued and outstanding at March 31, 2012 and 2011, respectively	902	861
Additional paid-in capital	799,431	706,482
Accumulated deficit	(211,339)	(102,523)
Accumulated other comprehensive income	6,733	10,459

Total stockholders' equity	595,727	615,279

Total liabilities and stockholders' equity	$1,149,427	$971,659

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
	2012	2011	2010
			(Unaudited)
Net revenue	$825,823	$1,136,876	$762,941	$359,231	$701,057
Cost of goods sold	528,855	689,381	494,579	222,396	467,576

Gross profit	296,968	447,495	268,362	136,835	233,481
Selling and marketing	183,749	176,294	154,519	72,402	141,962
General and administrative	121,200	109,484	115,673	43,466	130,376
Research and development	64,162	69,576	57,888	25,279	63,748
Depreciation and amortization	12,123	14,999	16,403	6,622	17,574

Total operating expenses	381,234	370,353	344,483	147,769	353,660

Income (loss) from operations	(84,266)	77,142	(76,121)	(10,934)	(120,179)
Interest and other, net	(19,571)	(13,519)	(18,794)	(11,352)	(5,771)

Income (loss) from continuing operations before income taxes	(103,837)	63,623	(94,915)	(22,286)	(125,950)

Provision for income taxes	3,863	9,819	13,145	4,266	4,487

Income (loss) from continuing operations	(107,700)	53,804	(108,060)	(26,552)	(130,437)
Loss from discontinued operations, net of taxes	(1,116)	(5,346)	(14,935)	(2,250)	(10,017)

Net income (loss)	$(108,816)	$48,458	$(122,995)	$(28,802)	$(140,454)

Earnings (loss) per share:
Continuing operations	$(1.30)	$0.62	$(1.39)	$(0.34)	$(1.70)
Discontinued operations	(0.01)	(0.06)	(0.19)	(0.03)	(0.13)

Basic earnings (loss) per share	$(1.31)	$0.56	$(1.58)	$(0.37)	$(1.83)

Continuing operations	$(1.30)	$0.62	$(1.39)	$(0.34)	$(1.70)
Discontinued operations	(0.01)	(0.06)	(0.19)	(0.03)	(0.13)

Diluted earnings (loss) per share	$(1.31)	$0.56	$(1.58)	$(0.37)	$(1.83)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
	2012	2011	2010
			(Unaudited)
Operating activities:
Net income (loss)	$(108,816)	$48,458	$(122,995)	$(28,802)	$(140,454)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization and impairment of software development costs and licenses	150,700	143,811	112,742	50,956	105,521
Depreciation and amortization	12,123	14,999	16,403	6,622	17,574
Loss from discontinued operations	1,116	5,346	14,935	2,250	10,017
Amortization and impairment of intellectual property	983	3,927	109	40	478
Stock-based compensation	33,494	28,765	26,503	10,479	25,933
Gain on sale of intellectual property	(2,200)	—	—	—	—
Loss on sale of subsidiary	—	—	3,831	3,831	—
Deferred income taxes	1,878	(1,095)	4,550	761	3,432
Amortization of discount on Convertible Notes	11,728	7,374	5,457	2,802	2,655
Amortization of debt issuance costs	1,527	1,251	1,136	521	852
Other, net	1,231	(1,097)	788	1,086	(4,456)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	39,182	(10,082)	(3,332)	106,930	(57,275)
Inventory	2,101	(99)	5,581	1,893	11,792
Software development costs and licenses	(191,223)	(156,782)	(171,855)	(61,563)	(164,828)
Prepaid expenses, other current and other non-current assets	2,537	16,943	(14,091)	(6,420)	(309)
Deferred revenue	430	1,490	(12,371)	5,610	(49,829)
Accounts payable, accrued expenses, income taxes payable and other liabilities	(39,748)	41,217	(5,314)	(95,604)	13,728
Net cash (used in) provided by discontinued operations	(2,007)	(9,628)	2,221	5,187	14,965

Net cash (used in) provided by operating activities	(84,964)	134,798	(135,702)	6,579	(210,204)

Investing activities:
Purchase of fixed assets	(10,786)	(9,653)	(9,933)	(3,149)	(11,176)
Net cash (used in) provided by discontinued operations	(1,475)	—	37,250	37,250	—
Cash received from sale of intellectual property	2,200	—	—	—	—
Cash received from sale of business	—	3,075	2,512	2,512	—
Payments in connection with business combinations, net of cash acquired	(4,101)	(1,000)	(6,804)	(991)	(5,813)

Net cash (used in) provided by investing activities	(14,162)	(7,578)	23,025	35,622	(16,989)

Financing activities:
Proceeds from exercise of employee stock options	239	734	18	—	22
Net payments on line of credit	—	—	(70,000)	—	(70,000)
Proceeds from issuance of Convertible Notes	250,000	—	138,000	—	138,000
Purchase of convertible note hedges	—	—	(43,592)	—	(43,592)
Issuance of warrants to purchase common stock	—	—	26,342	—	26,342
Payment of debt issuance costs	(6,875)	—	(4,984)	—	(4,984)

Net cash provided by financing activities	243,364	734	45,784	—	45,788

Effects of foreign currency exchange rates on cash and cash equivalents	(4,318)	6,567	8,593	1,554	3,211

Net increase (decrease) in cash and cash equivalents	139,920	134,521	(58,300)	43,755	(178,194)
Cash and cash equivalents, beginning of year	280,359	145,838	204,138	102,083	280,277

Cash and cash equivalents, end of period	$420,279	$280,359	$145,838	$145,838	$102,083

Supplemental data:
Interest paid	$6,992	$7,361	$5,196	$3,680	$4,371
Income taxes paid (received)	$1,018	$6,336	$1,673	$10,519	$(5,423)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital			Total Stockholders' Equity
	Shares	Amount
Balance, October 31, 2008	77,694	777	603,579	18,275	(7,513)	615,118

Net loss				(140,454)		(140,454)
Change in cumulative foreign currency translation adjustment	—	—	—	—	15,705	15,705
Proceeds from exercise of stock options	2	—	22	—	—	22
Purchase of call options	—	—	(43,592)	—	—	(43,592)
Sale of warrants	—	—	26,342	—	—	26,342
Stock-based compensation	—	—	31,193	—	—	31,193
Issuance of 4.375% Convertible Notes			42,018	—	—	42,018
Issuance of restricted stock, net of forfeitures and cancellations	4,229	42	(42)	—	—	—
Income tax effect of stock award cancellations and forfeitures	—	—	(726)	—	—	(726)

Balance, October 31, 2009	81,925	819	658,794	(122,179)	8,192	545,626

Net loss				(28,802)		(28,802)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(11,905)	(11,905)
Stock-based compensation	—	—	12,930	—	—	12,930
Issuance of restricted stock, net of forfeitures and cancellations	2,052	21	(21)	—	—	—
Income tax effect of stock award cancellations and forfeitures	—	—	2,774	—	—	2,774

Balance, March 31, 2010	83,977	840	674,477	(150,981)	(3,713)	520,623

Net income				48,458		48,458
Change in cumulative foreign currency translation adjustment	—	—	—	—	14,172	14,172
Proceeds from exercise of stock options	65	1	732	—	—	733
Stock-based compensation	—	—	29,293	—	—	29,293
Issuance of restricted stock, net of forfeitures and cancellations	1,884	18	(18)	—	—	—
Issuance of common stock in connection with acquisition	193	2	1,998	—	—	2,000

Balance, March 31, 2011	86,119	861	706,482	(102,523)	10,459	615,279

Net loss				(108,816)		(108,816)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(3,785)	(3,785)
Proceeds from exercise of stock options	21	1	238	—	—	239
Change in unrealized gains on derivative instruments, net	—	—	—	—	59	59
Stock-based compensation	—	—	39,571	—	—	39,571
Issuance of 1.75% Convertible Notes	—	—	51,180	—	—	51,180
Issuance of restricted stock, net of forfeitures and cancellations	3,947	39	(39)	—	—	—
Issuance of common stock in connection with acquisition	128	1	1,999	—	—	2,000

Balance, March 31, 2012	90,215	$902	$799,431	$(211,339)	$6,733	$595,727

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
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

Change in Fiscal Year

On October 25, 2010, the Company's Board of Directors approved a change in the Company's fiscal year end from October 31 to March 31. A Transition Report on Form 10-KT was filed for the period from, and including the financial information for, the five-month period from November 1, 2009 to March 31, 2010. For comparative purposes, an unaudited Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been included for the fiscal year ended March 31, 2010. The reported numbers for the fiscal year ended March 31, 2010, which have not been audited, are derived from the books and records of the Company and, in the opinion of management, reflect all adjustments necessary to present the financial position and results of operations in accordance with U.S. generally accepted accounting principles.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of software development costs, licenses and intangibles, valuation of inventories, realization of deferred income taxes, the adequacy of allowances for sales returns, price concessions and doubtful accounts, accrued liabilities, the service period for deferred net revenue, fair value estimates, the valuation of stock-based compensation and assumptions used in our goodwill impairment test. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates.

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2012 and 2011 we had $16,464 and $20,091, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying Consolidated Balance Sheets because its use was restricted.

As of March 31, 2012, the estimated fair value of the Company's 4.375% Convertible Notes due 2014 and the Company's 1.75% Convertible Notes due 2016 was $213,265 and $263,600, respectively. See Note 12 for additional information regarding our Convertible Notes. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we use hedging programs in an effort to mitigate the effect of currency exchange rate movements.

Cash Flow Hedging Activities

During the fiscal year ended March 31, 2012, we entered into foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted non-functional currency denominated expenses. These transactions, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Consolidated Statements of Operations. During the fiscal year ended March 31, 2012, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. As of March 31, 2012, we had $10,192 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of March 31, 2012, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other.

Balance Sheet Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter- company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2012, we had $4,005 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $28,304 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2011, we had $2,399 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $35,539 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal year ended March 31, 2012, we recorded a gain of $746 and for the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, we recorded losses of $6,901, $953, $2,300 and $73, respectively, related to foreign currency forward contracts in interest and other, net on the Consolidated Statements of Operations. As of March 31, 2012 and 2011, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities.

Concentration of Credit Risk and Accounts Receivable

We maintain cash balances at several major financial institutions. While we attempt to limit credit exposure with any single institution, balances often exceed insurable amounts.

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 43.9%, 43.8%, 59.8%, 55.7%, and 56.4% of net revenue during the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, respectively. As of March 31, 2012 and 2011, the five largest customers accounted for 61.3% and 54.2% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 40.6% and 38.2% of such balances at March 31, 2012 and 2011, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

Inventory

Inventory is stated at the lower of average cost or market. Estimated product returns are included in the inventory balance at their cost. We regularly review inventory quantities on-hand and in the retail channels and record an inventory provision for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would affect management's estimates in establishing our inventory provision.

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

We enter into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements allow us to fully recover these payments to the developers at an agreed upon royalty rate earned on the subsequent retail sales of such software, net of any agreed upon costs. Prior to establishing technological feasibility of a product we record any costs incurred by third-party developers as research and development expenses. Subsequent to establishing technological feasibility of a product we capitalize all development and production service payments to third-party developers as software development costs and licenses. We typically enter into agreements with third-party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. When we contract with third-party developers, we generally select those that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third-party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

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

We perform an annual test for impairment of goodwill as of the beginning of August, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. In the evaluation of goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. If however it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not less than its carrying value, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value.

In performing the quantitative assessment we measure the fair value of the reporting unit using a combination of the income approach, which uses discounted cash flows, and the market approach, which uses market capitalization and comparable companies' data. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and the determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. Our estimates for market growth are based on historical data, various internal estimates and observable external sources when available, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit's goodwill over its implied fair value should such a circumstance arise.

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

We use estimates and assumptions to compute the provision for income taxes including allocations of certain transactions to different tax jurisdictions, amounts of permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. These estimates and assumptions are revised as new events occur, more experience is acquired and additional information is obtained. The effect of these revisions is recorded in income tax expense or benefit in the period in which they become known.

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

Advertising

We expense advertising costs as incurred. Advertising expense for the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009 amounted to $122,932, $115,089, $103,718, $51,481, and $93,390, respectively.

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

The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
	2012	2011	2010
			(Unaudited)
Computation of Basic EPS:
Net income (loss)	$(108,816)	$48,458	$(122,995)	$(28,802)	$(140,454)
Less: net income allocated to participating securities	—	(3,159)	—	—	—

Net income (loss) for basic EPS calculation	$(108,816)	$45,299	$(122,995)	$(28,802)	$(140,454)

Total weighted average shares outstanding—basic	83,356	86,127	77,858	78,453	76,815
Less: weighted average participating shares outstanding	—	(5,615)	—	—	—

Weighted average common shares outstanding—basic	83,356	80,512	77,858	78,453	76,815

Basic EPS	$(1.31)	$0.56	$(1.58)	$(0.37)	$(1.83)

	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
	2012	2011	2010
			(Unaudited)
Computation of Diluted EPS:
Net income (loss)	$(108,816)	$48,458	$(122,995)	$(28,802)	$(140,454)
Less: net income allocated to participating securities	—	(3,159)	—	—	—

Net income (loss) for diluted EPS calculation	$(108,816)	$45,299	$(122,995)	$(28,802)	$(140,454)

Weighted average common shares outstanding—basic	83,356	80,512	77,858	78,453	76,815
Add: dilutive effect of common stock equivalents	—	12	—	—	—

Weighted average common shares outstanding—diluted	83,356	80,524	77,858	78,453	76,815

Diluted EPS	$(1.31)	$0.56	$(1.58)	$(0.37)	$(1.83)

The Company incurred a net loss for the fiscal years ended March 31, 2012 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009; therefore, the basic and diluted weighted average shares outstanding exclude the effect of unvested share-based awards that are considered participating restricted stock and all common stock equivalents because their effect would be antidilutive.

Our unvested restricted stock rights (including restricted stock units, time-based and market-based restricted stock awards) are considered participating restricted stock since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted stock rights from the numerator and excludes the dilutive effect of those awards from the denominator. For the fiscal year ended March 31, 2012, fiscal year and five months ended March 31, 2010 and fiscal year ended October 31, 2009, we had 5,724,000, 6,261,000 and 5,320,000, respectively, of unvested share-based awards that are considered participating restricted stock which are excluded due to the net loss for those periods.

The Company defines common stock equivalents as unexercised stock options, common stock equivalents underlying the Convertible Notes (see Note 12) and warrants outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which are assessed for their effect on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator.

In connection with the issuance of our 4.375% Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 12) which were excluded from the calculation of diluted EPS because their effect is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our 4.375% Convertible Notes, the Company entered into warrant transactions (see Note 12). For the fiscal year ended March 31, 2011, the Company excluded the warrants outstanding from its diluted EPS because the warrants' strike price of $14.945 was greater than the average market price of our common stock.

Other common stock equivalents excluded from the diluted EPS calculation were unexercised stock option awards of approximately 2,164,000 for the fiscal year ended March 31, 2012, 3,514,000 for the fiscal year and five months ended March 31, 2010 and 3,803,000 for the fiscal year ended October 31, 2009 due to the net loss for those periods. For the fiscal year ended March 31, 2011, the Company excluded from its diluted EPS calculation approximately 2,299,000 of common stock equivalents which were antidilutive because the common stock equivalents' exercise prices exceeded the average fair market value of the Company's common stock.

Stock-based Compensation

We have issued stock-based compensation to employees and non-employee consultants, such as ZelnickMedia Corporation.

We calculated the fair value of our employee and non-employee stock option awards using the Black-Scholes pricing model. Employee stock option awards were amortized as stock-based compensation expense on a straight-line basis over the expected vesting period, which was generally three years, and reduced for estimated forfeitures. We applied variable accounting to our non-employee based stock option awards, whereby we remeasured the fair value of the unvested portion of the awards at each vest date, and recorded stock-based compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period.

We value time-based restricted stock awards to employees using our closing stock price on the date of grant. Time-based restricted stock awards are amortized and recorded as expense on a straight-line basis over their expected vesting period, which is typically three years, and reduced for estimated forfeitures. We apply variable accounting to our non-employee time-based restricted stock awards, whereby we remeasure the value of such awards at each balance sheet date and adjust the value of the awards based on the closing price of our common stock at the end of the reporting period. Changes in the value of the awards from period to period are recorded as stock-based compensation expense over the vesting period, which typically ranges from three to four years.

Estimated forfeitures are adjusted, if necessary, in subsequent periods if actual forfeitures differ from our estimates.

Market-based restricted stock is typically awarded to executives and non-employee consultants. We estimate the fair value of market-based awards using the Monte Carlo Simulation method which takes into account the probability that the market conditions of the awards will be achieved. We apply variable accounting to our non-employee market-based awards. We have issued market-based awards that vest based on a variety of conditions. Our employee and non-employee market-based awards are amortized over their estimated derived service period, which typically ranges from three to four years.

See Note 15 for a full discussion of our stock-based compensation arrangements.

Foreign Currency

The functional currency for our foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in our Consolidated Statements of Operations in the period in which they occur, except on inter-company balances considered to be long term. Transaction gains and losses on inter-company balances which are considered to be long term are recorded in accumulated other comprehensive income (loss). The Company recorded foreign currency exchange transaction losses of $1,311, $609 and $704 for the fiscal years ended March 31, 2012 and 2010 and five months ended March 31, 2010, respectively, and foreign currency exchange transaction gains of $1,414 and $4,289 for the fiscal years ended March 31, 2011 and October 31, 2009, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's items of accumulated other comprehensive income (loss) include foreign currency translation adjustments, which relate to investments that are permanent in nature and therefore do not require tax adjustments, and the net of tax amounts for unrealized gains (losses) on derivative instruments designated as cash flow hedges.

Recently Issued Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements

On April 1, 2011, the Company adopted new guidance related to the accounting for multiple-deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable. The adoption of this new guidance did not have any effect on our consolidated financial position, cash flows or results of operations.

Certain Revenue Arrangements That Include Software Elements

On April 1, 2011, the Company adopted new guidance that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product's essential functionality. The adoption of this new guidance did not have any effect on our consolidated financial position, cash flows or results of operations.

Testing Goodwill for Impairment

On September 30, 2011, the Company adopted new guidance related to testing goodwill for impairment effective for the Company's annual impairment test as of August 1, 2011. This new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing entities to go directly to the quantitative assessment. This new guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. However, early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The early adoption of this new guidance did not have any effect on our consolidated financial position, cash flows or results of operations.

Comprehensive Income

In June 2011, new guidance was issued related to the presentation of comprehensive income. The main provisions of the new guidance provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income or (ii) in two separate but consecutive statements, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. The new rules eliminate the option to present the components of other comprehensive income as part of the statement of stockholders' equity. These new rules are to be applied retrospectively and become effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011 (April 1, 2012 for the Company), with early adoption permitted. We do not expect the adoption of this new guidance to have a material effect on our consolidated financial position, cash flows or results of operations.

2.     DISCONTINUED OPERATIONS

In February 2010, we completed the sale of our Jack of All Games third-party distribution business, which primarily distributed third-party interactive entertainment software, hardware and accessories in North America, for approximately $44,000, including $37,250 in cash, subject to purchase price adjustments, and up to an additional $6,750, subject to the achievement of certain items, which were not met. In April 2011, we settled on the purchase adjustments and as a result the purchase price was lowered by $1,475. Consequently, the net purchase price after the settlement was $35,775. The sale has allowed us to focus our resources on our publishing operations. The financial information of our distribution business has been classified as discontinued operations in the Consolidated Financial Statements for all of the periods presented.

The following is a summary of the results of the discontinued operations:

	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
	2012	2011	2010
			(Unaudited)
Net revenue	$—	$—	$254,447	$131,937	$267,431

Loss before income taxes	$(1,116)	$(4,416)	$(16,484)	$(2,216)	$(9,983)
Loss on sale	—	(570)	(447)	(447)	—
Provision (benefit) for income taxes	—	360	(1,996)	(413)	34

Net loss	$(1,116)	$(5,346)	$(14,935)	$(2,250)	$(10,017)

The results for the fiscal year ended March 31, 2011 include an expense of $5,464 related to a liability for a lease assumption without economic benefit less estimates of sublease income. The lease matures on September 30, 2014.

The following is a summary of the liabilities of discontinued operations:

	March 31,
	2012	2011
Liabilities of discontinued operations:
Current:
Accrued expenses and other current liabilities	$1,412	$2,842

Total current liabilities	1,412	2,842
Other non-current liabilities	2,319	3,255

Total liabilities of discontinued operations	$3,731	$6,097

3.     MANAGEMENT AGREEMENT

In March 2007, we entered into a management services agreement (as amended, the "Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, serves as our Chief Operating Officer. In May 2011, we entered into a new management agreement (the "New Management Agreement") with ZelnickMedia pursuant to which ZelnickMedia will continue to provide management, consulting and executive level services to the Company through

May 2015. As part of the New Management Agreement, Mr. Zelnick serves as Executive Chairman and Chief Executive Officer and Mr. Slatoff serves as Chief Operating Officer. In September 2011, the New Management Agreement, which upon effectiveness, superseded and replaced the Management Agreement was approved by the Company's stockholders at the Company's 2011 Annual Meeting. The New Management Agreement provides for the annual management fee to remain at $2,500, subject to annual increases in the amount of 3% over the term of the agreement, and the maximum annual bonus was increased to $3,500 from $2,500, subject to annual increases in the amount of 3% over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $2,500, $5,521, $3,021, $1,563 and $2,500 for the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, respectively.

Pursuant to the Management Agreement, we also issued stock-based awards to ZelnickMedia. See Note 15 for a discussion of such awards.

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

	March 31, 2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds	$211,711	$211,711	$—	$—
Bank-time deposits	$126,820	$126,820	$—	$—

5.     BUSINESS ACQUISITIONS AND CONSOLIDATION

In prior years, we consummated the acquisitions described below, which largely reflect our strategy to diversify our business by adding experienced development studios, intellectual properties and talented personnel resources to our existing infrastructure. The acquisitions were not considered to be material to our Consolidated Statements of Operations, individually or in the aggregate. The results of operations and financial positions of these acquisitions are included in our Consolidated Financial Statements from their respective acquisition dates forward and therefore affect comparability from period to period. During the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, we paid contingent consideration in cash of $4,101, $1,000, $6,804, $991 and $5,813, respectively, for our prior year acquisitions. During the fiscal years ended March 31, 2012 and 2011, we paid $2,000 and $2,000 by issuing 128,439 and 192,826 shares, respectively, of our unregistered common stock as contingent consideration for our prior year acquisitions.

Acquired Business	Acquisition Date	Cash and Development Advances Paid	Value of Stock Issued	Goodwill Recorded on Acquisition Date	Identified Intangible Assets	Contingent Consideration
Mad Doc Software LLC	March 2008	$4,715	$1,353	$4,617	$1,275	Up to $15,000 payable in cash or stock, based on meeting certain employment provisions and future product sales, of which $1,250 was paid as of March 31, 2012.
Illusion Softworks	December 2007	5,033	27,875	24,901	8,200	Up to $10,000 based on future product sales, of which $8,601 was paid as of March 31, 2012.

In March 2008, we acquired the assets of Rockstar New England, Inc., formerly known as Mad Doc Software LLC ("Rockstar New England"), an independent development studio in North America and developer of the Bully franchise. Total consideration paid upon acquisition was $6,068, consisting of $3,740 in cash, 53,033 shares of our unregistered common stock and $975 of development advances paid prior to the acquisition. The terms of the transaction also include additional contingent deferred payments payable in cash or stock of up to $15,000, which are being allocated to purchase price when the conditions requiring their payment are met. The goodwill recorded in connection with this acquisition is deductible for tax purposes.

In December 2007, we acquired all of the outstanding capital stock of 2K Czech a.s., formerly known as Illusion Softworks, a.s. ("2K Czech"), the Czech Republic developer of the Mafia video game franchise. The acquisition reflects our strategy to add high-value intellectual property and development studios to our portfolio. Total consideration paid upon acquisition was $32,908, consisting primarily of 1,496,647 shares of our unregistered common stock and $4,645 of development advances paid prior to the acquisition. The terms of the transaction also include additional contingent deferred payments in cash and stock of up to $10,000, which are being allocated to purchase price when the conditions requiring their payment are met. The goodwill recorded in connection with this acquisition is not deductible for tax purposes.

6.     COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are as follows:

	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
	2012	2011	2010
			(Unaudited)
Net income (loss)	$(108,816)	$48,458	$(122,995)	$(28,802)	$(140,454)
Foreign currency translation adjustment	(3,785)	14,172	21,394	(11,905)	15,705
Change in unrealized gains on derivative instruments, net	59	—	—	—	—

Comprehensive income (loss)	$(112,542)	$62,630	$(101,601)	$(40,707)	$(124,749)

7.     INVENTORY

Inventory balances by category are as follows:

	March 31,
	2012	2011
Finished products	$20,076	$21,541
Parts and supplies	2,401	3,037

Inventory	$22,477	$24,578

Estimated product returns included in inventory at March 31, 2012 and 2011 were $1,610 and $1,183, respectively.

8.     SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our capitalized software development costs and licenses are as follows:

	March 31, 2012		March 31, 2011
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$154,557	$84,315	$65,297	$100,251
Software development costs, externally developed	53,542	14,440	65,292	38,069
Licenses	3,125	6,000	1,087	—

Software development costs and licenses	$211,224	$104,755	$131,676	$138,320

Software development costs and licenses as of March 31, 2012 and 2011 included $313,090 and $263,082, respectively, related to titles that have not been released.

Amortization and impairment of software development costs and licenses are as follows:

	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
	2012	2011	2010
			(Unaudited)
Amortization and impairment of software development costs and licenses	$155,844	$154,506	$117,955	$53,108	$111,615
Less: Portion representing stock-based compensation	(5,144)	(10,695)	(5,213)	(2,152)	(6,094)

Amortization and impairment, net of stock-based compensation	$150,700	$143,811	$112,742	$50,956	$105,521

9.     FIXED ASSETS, NET

Fixed asset balances by category are as follows:

	March 31,
	2012	2011
Computer equipment	$41,827	$38,224
Computer software	32,645	29,900
Leasehold improvements	27,604	24,733
Office equipment	6,331	5,853
Furniture and fixtures	5,366	5,052

	113,773	103,762
Less: accumulated depreciation	94,824	84,130

Fixed assets, net	$18,949	$19,632

Depreciation expense related to fixed assets for the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009 was $11,467, $14,016, $15,169, $6,180 and $15,713, respectively.

10.   GOODWILL AND INTANGIBLE ASSETS, NET

We perform an annual test for impairment of goodwill as of the beginning of August or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. In the evaluation of goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. If however it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not less than its carrying value, we must then perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. The first step of the quantitative assessment measures impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. Prior to the sale of our Jack of All Games third-party distribution business, which closed in February 2010 (see Note 2), we managed our business primarily based on our publishing and distribution businesses. Accordingly, after the sale of the assets of our distribution business, the Company operates as a single reporting unit.

In performing the quantitative assessment we measure the fair value of the reporting unit using a combination of the income approach, which uses discounted cash flows, and the market approach, which uses market capitalization and comparable companies' data. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and the determination of appropriate market comparables. Our estimates for market growth are based on historical data, various internal estimates and observable external sources when available, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business.

Due to a decline in the retail environment during the fiscal year ended October 31, 2009 and its effect on our outlook for our distribution reporting unit, we determined that the goodwill and intangible assets attributed to our distribution reporting unit were impaired. As a result, we recorded an impairment charge of $14,754 which was reported in loss from discontinued operations on the Consolidated Statements of

Operations (see Note 2). For the fiscal years ended March 31, 2012 and 2011 and five months ended March 31, 2010, we did not recognize an impairment loss on goodwill.

The change in our goodwill balance is as follows:

Total
Balance at March 31, 2010	$216,289
Additions and adjustments	5,272
Currency translation adjustment	3,609

Balance at March 31, 2011	225,170

Additions and adjustments	5,000
Currency translation adjustment	(2,001)

Balance at March 31, 2012	$228,169

The following table sets forth the components of the intangible assets subject to amortization:

		March 31, 2012			March 31, 2011
	Estimated Useful Lives (Years)
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intellectual property	2-6	$26,957	$(11,724)	$15,233	$26,962	$(10,744)	$16,218
Trademarks	7-10	13,860	(13,339)	521	13,796	(12,910)	886
Technology	3	4,333	(3,893)	440	4,394	(3,954)	440
Non-compete	5-10	5,245	(5,173)	72	5,246	(4,957)	289

		$50,395	$(34,129)	$16,266	$50,398	$(32,565)	$17,833

Amortization of intangible assets is included in our Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
	2012	2011	2010
			(Unaudited)
Cost of goods sold	$983	$3,927	$109	$40	$478
Depreciation and amortization	656	983	1,234	442	1,861

Total amortization of intangible assets	$1,639	$4,910	$1,343	$482	$2,339

Estimated future amortization of intangible assets that will be recorded in cost of goods sold and operating expenses for the years ending March 31 are as follows:

2013	$6,083
2014	9,210
2015	932
2016	12
2017	12
Thereafter	17

Total	$16,266

11.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	March 31,
	2012	2011
Income tax payable and deferred tax liability	$38,490	$12,481
Licenses	32,706	28,488
Software development royalties	31,689	63,720
Compensation and benefits	15,435	19,699
Marketing and promotions	9,771	8,238
Rent and deferred rent obligations	5,511	5,006
Professional fees	4,387	4,093
Deferred consideration for acquisitions	1,399	2,500
Other	17,380	14,234

Accrued expenses and other current liabilities	$156,768	$158,459

12.   LONG-TERM DEBT

Credit Agreement

In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100,000, which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at March 31, 2012), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.74% at March 31, 2012), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability. We had no outstanding borrowings at March 31, 2012 related to the Credit Agreement.

Prior to its amendment and restatement in October 2011, the July 2007 Credit Agreement provided for borrowings of up to $140,000 and was secured by substantially all of our assets and the equity of our subsidiaries. We had no outstanding borrowings at March 31, 2011 related to the July 2007 Credit Agreement.

Availability under the Credit Agreement is restricted by our domestic and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25,000.

Information related to availability on our Credit Agreement is as follows:

	March 31, 2012	March 31, 2011
Available borrowings	$79,069	$115,503
Outstanding letters of credit	1,664	1,664

We recorded $1,248, $1,783, $2,731, $910 and $4,782 of interest expense and fees related to the Credit Agreement for the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, respectively.

The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's Convertible Notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third-parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of March 31, 2012, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

The 4.375% Convertible Notes are convertible at an initial conversion rate of 93.6768 shares of our common stock per $1 principal amount of 4.375% Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 4.375% Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 31, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 4.375% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call the 4.375% Convertible Notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after December 1, 2013 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their 4.375% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 4.375% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price of $10.675 per share for at least 20 trading days during the 30 consecutive trading days ended March 31, 2012. Accordingly, as of April 1, 2012, the 4.375% Convertible Notes may be converted at the holder's option through June 30, 2012. If the 4.375% Convertible Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these 4.375% Convertible Notes as long-term debt.

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

The indenture governing the 4.375% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 4.375% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 4.375% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 4.375% Convertible Notes will automatically become due and payable immediately. As of March 31, 2012, we were in compliance with all covenants and requirements outlined in the indenture governing the 4.375% Convertible Notes.

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

The following table provides additional information related to our 4.375% Convertible Notes:

	March 31,
	2012	2011
Additional paid-in capital	$42,018	$42,018

Principal amount of 4.375% Convertible Notes	$138,000	$138,000
Unamortized discount of the liability component	22,369	30,761

Net carrying amount of 4.375% Convertible Notes	$115,631	$107,239

Carrying amount of debt issuance costs	$1,479	$2,161

The following table provides the components of interest expense related to our 4.375% Convertible Notes:

	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
	2012	2011	2010
			(Unaudited)
Cash interest expense (coupon interest expense)	$6,038	$6,004	$5,032	$2,516	$2,516
Non-cash amortization of discount on 4.375% Convertible Notes	8,392	7,374	5,457	2,802	2,655
Amortization of debt issuance costs	682	682	566	284	282

Total interest expense related to 4.375% Convertible Notes	$15,112	$14,060	$11,055	$5,602	$5,453

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

The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of March 31, 2012, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

The following table provides additional information related to our 1.75% Convertible Notes:

March 31, 2012
Additional paid-in capital	$51,180

Principal amount of 1.75% Convertible Notes	$250,000
Unamortized discount of the liability component	49,291

Net carrying amount of 1.75% Convertible Notes	$200,709

Carrying amount of debt issuance costs	$4,979

The following table provides the components of interest expense related to our 1.75% Convertible Notes:

Fiscal Year Ended March 31, 2012
Cash interest expense (coupon interest expense)	$1,641
Non-cash amortization of discount on 1.75% Convertible Notes	3,336
Amortization of debt issuance costs	449

Total interest expense related to 1.75% Convertible Notes	$5,426

13.   COMMITMENTS AND CONTINGENCIES

A summary of annual minimum contractual obligations and commitments as of March 31, 2012 is as follows:

Fiscal Year Ending March 31,	Licensing and Marketing	Software Development	Operating Leases	Purchase Obligations	Convertible Notes Interest	Convertible Notes	Total
2013	$61,591	$37,759	$16,506	$4,057	$10,595	$—	$130,508
2014	16,520	10,728	14,991	4,305	10,413	—	56,957
2015	10,825	809	11,073	2,341	7,394	138,000	170,442
2016	13,893	—	9,804	899	4,375	—	28,971
2017	12,400	—	4,958	—	4,375	250,000	271,733
Thereafter	20,250	—	29,828	—	—	—	50,078

Total	$135,479	$49,296	$87,160	$11,602	$37,152	$388,000	$708,689

Licensing and Marketing Agreements:    Our licensing commitments primarily consist of obligations to holders of intellectual property rights for use of their trademarks, copyrights, technology or other intellectual property rights in the development of our products. In addition, we have certain minimum marketing support commitments where we commit to spend specified amounts related to marketing our products. Licensing and marketing commitments expire at various times through September 2018 and primarily reflect our agreements with major sports leagues and players' associations. Certain of our licensing and marketing agreements also contain provisions that would impose penalties if we fail to meet agreed upon software release dates.

Software Development Agreements:    We make payments to third-party software developers that include contractual payments to developers under several software development agreements that expire at various times through July 2014. Our aggregate outstanding software development commitments assume satisfactory performance by third-party software developers.

Lease Commitments:    Our offices are occupied under non-cancelable operating leases expiring at various times through March 2023. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through March 2020. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term. Included in the cash commitments for operating leases above is a lease assumption without economic benefit related to our discontinued operations. See Note 2 to our Consolidated Financial Statements for additional information regarding discontinued operations. Rent expense amounted to $16,018, $14,088, $13,809, $6,131 and $13,601 for the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, respectively.

Purchase obligations:    These obligations are primarily related to agreements to purchase services that are enforceable and legally binding on the Company that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through October 2015.

Contingent Consideration:    Part of our business acquisition strategy has been to make a portion of the purchase price of certain acquisitions dependent on product delivery or future product sales. The amounts and timing of these payments are currently not fixed or determinable. See Note 5 for a discussion of our contingent commitments related to our business acquisitions.

Employee Savings Plan:    We maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. The Company matched a portion of the contributions during the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009 and the matching contribution expense incurred by us was $3,130, $2,767, $2,616, $1,146 and $2,665, respectively.

Income Taxes:    At March 31, 2012, the Company had recorded a liability for gross unrecognized tax benefits of $15,621 for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, therefore, these liabilities have not been included in the contractual obligations table.

Legal and Other Proceedings:    We are, or may become, subject to demands and claims (including intellectual property claims) and are involved in routine litigation in the ordinary course of business which we do not believe to be material to our business or financial statements. We have appropriately accrued amounts related to certain of these claims and legal and other proceedings. While it is reasonably possible that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material.

14.   INCOME TAXES

Components of income (loss) before income taxes are as follows:

	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
	2012	2011	2010
			(Unaudited)
Domestic	$(62,655)	$29,926	$(38,182)	$2,688	$(78,825)
Foreign	(41,182)	33,697	(56,733)	(24,974)	(47,125)

Income (loss) from continuing operations before income taxes	$(103,837)	$63,623	$(94,915)	$(22,286)	$(125,950)

Provision for current and deferred income taxes consists of the following:

	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
	2012	2011	2010
			(Unaudited)
Current:
U.S. federal	$(729)	$3,193	$(3,666)	$(4,566)	$(3,870)
U.S. state and local	(55)	1,521	52	124	(779)
Foreign	2,769	6,189	8,925	5,404	6,475

Total current income taxes	1,985	10,903	5,311	962	1,826
Deferred:
U.S. federal	1,712	(798)	8,486	3,458	3,633
U.S. state and local	126	(45)	293	255	(40)
Foreign	40	(241)	(945)	(409)	(932)

Total deferred income taxes	1,878	(1,084)	7,834	3,304	2,661

Provision for income taxes	$3,863	$9,819	$13,145	$4,266	$4,487

A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
	2012	2011	2010
			(Unaudited)
U.S. federal statutory rate	(35.0)%	35.0%	(35.0)%	(35.0)%	(35.0)%
Foreign tax rate differential	16.5%	(7.1)%	29.0%	61.7%	22.1%
State and local taxes, net of U.S. federal benefit	0.0%	1.3%	(1.3)%	0.8%	(1.9)%
Federal valuation allowance	20.5%	(19.8)%	15.1%	(4.7)%	23.9%
Other	1.7%	6.0%	6.0%	(3.7)%	(5.5)%

Effective tax rate	3.7%	15.4%	13.8%	19.1%	3.6%

The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31,
	2012	2011
Current deferred tax assets and (liabilities):
Sales returns and allowances (including bad debt)	$7,017	$4,883
Inventory reserves	815	798
Deferred rent	1,843	3,405
Deferred revenue	2,339	2,741
Other	14,920	16,881
Capitalized software and depreciation	(46,886)	(19,706)

Total current deferred tax (liabilities) assets	(19,952)	9,002
Less: Valuation allowance	(15,921)	(9,002)

Net current deferred tax liability(a)	(35,873)	—
Non-current deferred tax assets and (liabilities):
Equity compensation	2,574	2,535
Domestic net operating loss carryforward	166,887	116,652
Foreign tax credit carryforward	7,680	7,348
Convertible debt	(26,380)	(11,380)
Foreign net operating loss carryforwards	22,898	11,947
Intangible amortization	(1,867)	1,100
Capitalized software and depreciation	(22,511)	(25,522)

Total non-current deferred tax asset	149,281	102,680
Less: Valuation allowance	(118,247)	(105,641)

Net non-current deferred tax asset (liability)(b)	31,034	(2,961)

Deferred taxes, net	$(4,839)	$(2,961)

(a)
Included in accrued expenses and other current liabilities as of March 31, 2012.

(b)
Included in other assets as of March 31, 2012 and other long-term liabilities as of March 31, 2011.

The valuation allowance is primarily attributable to net operating losses for which no benefit is provided due to uncertainty with respect to their realization. The net deferred tax liability is primarily the result of deferred tax liabilities related to goodwill which cannot be used to offset deferred tax assets.

At March 31, 2012, we had domestic net operating loss carryforwards totaling $428,464, which will begin to expire in 2027. In addition, we had foreign net operating loss carryforwards of $194,218, of which $5,840 will begin to expire in 2013, $173,340 will begin to expire in 2016, $1,614 will expire in 2023, and the remainder may be carried forward indefinitely.

The total amount of undistributed earnings of foreign subsidiaries was approximately $151,400 at March 31, 2012 and $200,900 at March 31, 2011. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax return positions comply with applicable tax law and that we have adequately provided for reasonably foreseeable assessments of additional taxes. Additionally, we believe that any assessments in excess of the amounts provided for will not have a material adverse effect on the Consolidated Financial Statements.

As of March 31, 2012 and 2011, we had gross unrecognized tax benefits, including interest and penalties, of $22,406 and $15,091, respectively, all of which would affect our effective tax rate if realized.

The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Fiscal Year Ended March 31,			Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
	2012	2011	2010
			(Unaudited)
Balance, beginning of period	$13,352	$9,195	$13,182	$18,423	$18,412
Additions:
Current year tax positions	1,741	1,077	6,318	1,942	5,630
Prior year tax positions	5,805	4,097	2,237	—	3,316
Reduction of prior year tax positions	—	—	(6,034)	(4,350)	(4,013)
Settlements	—	—	(7,033)	(6,487)	(4,762)
Lapse of statute of limitations	(750)	(1,273)	—	—	—
Other, net	180	256	525	(333)	(160)

Balance, end of period	$20,328	$13,352	$9,195	$9,195	$18,423

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the fiscal years ended March 31, 2012 and 2011, we recognized an increase in interest and penalties of approximately $339 and $5, respectively. For the fiscal year ended March 31, 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, we recognized a decrease in interest and penalties of approximately $2,507, $4,480 and $1,773, respectively. The gross amount of interest and penalties accrued as of March 31, 2012 and 2011 was approximately $2,078 and $1,739, respectively.

We are generally no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended October 31, 2008 and state income tax returns for periods prior to the fiscal year ended October 31, 2004. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to our fiscal year ended October 31, 2005. U.S. federal taxing authorities have completed examinations of our income tax returns through the fiscal years ended October 31, 2006 and commenced their audit of fiscal years ending October 31, 2008 and 2009. Certain U.S. state taxing authorities are currently examining our income tax returns for fiscal years ending October 31, 2004 through October 31, 2006. In addition, tax authorities in certain non-U.S. jurisdictions are currently examining our income tax returns. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial statements. However, there can be no assurances as to the possible outcomes.

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

In April 2009, our stockholders approved our 2009 Stock Incentive Plan (the "2009 Plan"). The aggregate number of shares issuable under this plan is 6,409,000, representing 4,900,000 new shares available for grant approved by our stockholders and 1,509,000 shares allocated from the Incentive Stock Plan and 2002 Stock Option Plan (the "2002 Plan"). In April 2010, our stockholders approved an amendment to the 2009 Plan to increase the available shares for issuance by 2,750,000. In September 2011, our stockholders approved Amendment No. 2 to the 2009 Plan to increase the available shares for issuance by 5,000,000. The 2009 Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock, deferred stock and other stock-based awards of our common stock to employees and non-employees. As of March 31, 2012, there were approximately 4,366,000 shares available for issuance under the 2009 Plan.

In April 2008, our stockholders approved an increase to the number of shares available for grant under the Incentive Stock Plan from 4,500,000 to 6,500,000. The Incentive Stock Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock, deferred stock and other stock-based awards of our common stock to employees and non-employees. As of March 31, 2012, there were no shares available for issuance under the Incentive Stock Plan.

In June 2002, our stockholders approved our 2002 Plan, as previously adopted by our Board of Directors, pursuant to which officers, directors, employees and consultants may receive options to purchase shares of our common stock. The aggregate amount of shares issuable under the 2002 Plan was 11,000,000 shares. As of March 31, 2012, there were no shares available for issuance under the 2002 Plan.

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

The following table summarizes stock-based compensation expense resulting from stock options and restricted stock included in our Consolidated Statements of Operations:

	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
	2012	2011	2010
			(Unaudited)
Cost of goods sold	$5,144	$10,695	$5,213	$2,152	$6,094
Selling and marketing	5,042	4,659	3,321	1,492	2,551
General and administrative	19,963	9,781	14,319	4,908	14,119
Research and development	3,345	3,630	3,650	1,927	3,169

Stock-based compensation expense	33,494	28,765	26,503	10,479	25,933
Capitalized stock-based compensation expense	11,220	11,266	13,521	4,617	11,413

Total stock-based compensation expense	$44,714	$40,031	$40,024	$15,096	$37,346

During the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, we recorded $13,365, $3,159, $6,456, $1,588 and $6,502, respectively, of stock- based compensation expense for non-employee awards, which was included in general and administrative expenses.

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

In June 2008, pursuant to an amendment to our Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia that vested annually over a three year period and 900,000 shares of market-based restricted stock that vest over a four year period through 2012, provided that the Company's Total Shareholder Return (as defined in the relevant grant agreements) is at or higher than the 75th percentile of the NASDAQ Industrial Index measured annually on a cumulative basis. For the fiscal years ended March 31, 2012, 2011 and 2010 and fiscal year ended October 31, 2009, we recorded expenses of $499, $1,594, $2,467 and $2,534, respectively, and for the five months ended March 31, 2010, we recorded a benefit of $104 of stock- based compensation (a component of general and administrative expenses) related to these grants of restricted stock.

In addition, pursuant to the New Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that will vest annually through April 1, 2015 and 1,650,000 shares of market-based restricted stock that vest through April 1, 2015, provided that the price of our common stock outperforms 75% of the companies in the NASDAQ Composite Index measured annually on a cumulative basis. For the fiscal year ended March 31, 2012, we recorded an expense of $12,866 of stock-based compensation (a component of general and administrative expenses) related to these grants of restricted stock.

We measure the fair value of our market-based awards to employees and non-employees using the Monte Carlo Simulation method, which takes into account assumptions such as the expected volatility of our common stock, the risk-free interest rate based on the contractual term of the award, expected dividend yield, vesting schedule and the probability that the market conditions of the award will be achieved. The estimated value of market-based restricted stock awards granted to employees during the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009 was $16.29, $15.36, $8.96, $9.25 and $6.00 per share, respectively.

Each reporting period, we remeasure the fair value of the unvested portion of the market-based restricted stock awards granted to ZelnickMedia during the fiscal years ended March 31, 2012 and October 31, 2008. For the fiscal year ended March 31, 2012, the estimated value of the awards granted to ZelnickMedia during the fiscal year ended March 31, 2012 was $12.10 per share. For the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, the estimated value of the awards granted to ZelnickMedia during the fiscal year ended October 31, 2008 was $0.02, $1.11, $3.20, $2.58 and $4.67 per share, respectively.

The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation method:

	Fiscal Year Ended
	March 31, 2012		March 31, 2011		March 31, 2010
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	0.4%	0.4%	1.4%	0.5%	1.6%	1.4%
Expected stock price volatility	58.2%	46.3%	52.6%	55.0%	58.0%	66.4%
Expected service period (years)	2.0	3.1	2.0	4.0	2.0	3.3
Dividends	None	None	None	None	None	None

	Five Months Ended March 31, 2010		Fiscal Year Ended October 31, 2009
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	1.6%	1.1%	1.2%	1.5%
Expected stock price volatility	57.2%	69.2%	60.8%	61.4%
Expected service period (years)	2.0	3.5	2.0	2.9
Dividends	None	None	None	None

The following table summarizes the activity in non-vested restricted stock awarded to employees and ZelnickMedia under our stock-based compensation plans:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2011	5,118	$9.68
Granted	2,970	13.27
Vested	(2,439)	10.77
Forfeited	(102)	11.27

Non-vested restricted stock at March 31, 2012	5,547	$11.06

As of March 31, 2012, the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested restricted stock was approximately $37,911 and will be recognized as compensation expense on a straight-line basis over the remaining vesting period, or capitalized as software development costs.

Stock Options

As of March 31, 2012, all of the outstanding stock options are exercisable and expire at various times through the fiscal year ending March 31, 2018. Options granted generally vested over a period of three to four years and expire within a period of five to ten years.

Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vested over 36 months and expire 10 years from the date of grant. Each month, we remeasured the fair value of the unvested portion of such options and recorded compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock affected compensation expense or benefit recognized from period to period. For the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, we recorded $1,565, $3,989, $1,692 and $3,968, respectively, of stock-based compensation related to this option grant.

The following table summarizes the activity in stock options awarded to employees and ZelnickMedia under our stock-based compensation plans and also includes non-plan options:

	Fiscal Year Ended
					Five Months Ended March 31, 2010		Fiscal Year Ended October 31, 2009
	March 31, 2012		March 31, 2011
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,317	$15.37	3,514	$18.17	3,803	$18.45	4,347	$18.92
Exercised	(22)	10.96	(65)	11.30	—	—	(2)	10.42
Forfeited	(131)	19.52	(1,132)	24.30	(289)	21.89	(542)	22.24

Outstanding at end of period	2,164	$15.16	2,317	$15.37	3,514	$18.17	3,803	$18.45

Exercisable at period-end	2,164	$15.16	2,317	$15.37	3,183	$18.43	3,133	$19.08
Remaining weighted average contractual life of options exercisable (years)		5.0		5.7		4.3		4.1

The total estimated fair value of options vested during the fiscal years ended March 31, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009 was $1,880, $5,225, $1,928 and $7,848, respectively.

The following summarizes information about stock options outstanding and exercisable at March 31, 2012 (options in thousands):

		Options Outstanding and Exercisable
			Weighted Average Remaining Contractual Life (years)
Exercise Price Ranges				Weighted Average Exercise Price
		Number of Options			Aggregate Intrinsic Value
From	To
$14.74	$14.74	2,009	5.4	$14.74
20.51	20.80	155	0.1	20.59

		2,164	5.0	15.16	$1,296

The fair value of our stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that would usually have a significant effect on the fair value estimate. These variables included, but were not limited to, the volatility of our common stock price, the current market price of our common stock, the risk-free interest rate and expected exercise term. The following table summarizes the weighted average assumptions used in the Black-Scholes option-pricing model to value outstanding stock options awarded to ZelnickMedia in August 2007 and employee stock options, which were last granted during the fiscal year ended October 31, 2007:

	Fiscal Year Ended March 31,
			Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
	2011	2010
Risk-free interest rate	3.4%	3.4%	3.6%	3.2%
Expected stock price volatility	57.2%	62.3%	59.6%	67.4%
Expected term until exercise (years)	7.3	8.0	7.7	8.4
Dividends	None	None	None	None

Valuation Assumptions

Generally, our assumptions are based on historical information and judgment is required to determine if historical trends could be indicators of future outcomes. For the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March, 31, 2010 and fiscal year ended October 31, 2009, we estimated stock price volatility of all stock-based compensation awards using a combination of historical volatility and implied volatility for publicly traded options on our common stock. In addition, stock-based compensation expense is calculated based on the number of awards that are ultimately expected to vest, and therefore are reduced for estimated forfeitures. Our estimate of expected forfeitures is based on our historical annual forfeiture rate of 5%. The estimated forfeiture rate, which is evaluated at each balance sheet date throughout the life of the award, provides a time-based adjustment of forfeited shares. The estimated forfeiture rate is reassessed at each balance sheet date and may have changed based on new facts and circumstances.

16.   SEGMENT AND GEOGRAPHIC INFORMATION

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

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
Net revenue by geographic region:	2012	2011	2010
			(Unaudited)
United States	$449,189	$619,731	$454,805	$231,357	$400,674
Europe	246,260	364,017	207,305	77,550	218,195
Asia Pacific	68,601	81,652	44,764	18,474	43,185
Canada and Latin America	61,773	71,476	56,067	31,850	39,003

Total net revenue	$825,823	$1,136,876	$762,941	$359,231	$701,057

Net revenue by product platform was as follows:

	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
Net revenue by product platform:	2012	2011	2010
			(Unaudited)
Microsoft Xbox 360	$370,032	$454,362	$350,754	$163,826	$283,094
Sony PlayStation 3	300,530	442,115	159,097	87,019	113,117
PC and other	87,318	110,511	70,814	33,119	81,866
Nintendo Wii	19,700	57,148	61,774	30,672	76,543
Sony PSP	18,521	21,676	46,240	15,644	51,716
Nintendo DS	16,796	30,735	32,392	12,935	45,823
Sony PlayStation 2	12,926	20,329	41,870	16,016	48,898

Total net revenue	$825,823	$1,136,876	$762,941	$359,231	$701,057

17.   INTEREST AND OTHER, NET

	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
	2012	2011	2010
			(Unaudited)
Interest income (expense), net	$(20,616)	$(15,248)	$(13,584)	$(6,461)	$(9,611)
Gain (loss) on sale	2,200	(106)	(3,831)	(3,831)	—
Foreign currency exchange gain (loss)	(1,311)	1,414	(609)	(704)	4,289
Other	156	421	(770)	(356)	(449)

Interest and other, net	$(19,571)	$(13,519)	$(18,794)	$(11,352)	$(5,771)

During the fiscal year ended March 31, 2012, we sold certain intellectual property assets for $2,200 in cash and additional contingent royalties, resulting in a gain on sale of $2,200. The disposition did not involve a significant amount of assets or materially affect our operating results.

During the fiscal year and five months ended March 31, 2010, we sold the shares of our wholly-owned Italian subsidiary for approximately $6,072 in cash and notes receivable resulting in a loss on sale of approximately $3,831. The disposition of our Italian subsidiary did not involve a significant amount of assets or materially affect our operating results.

18.   SUPPLEMENTARY FINANCIAL INFORMATION

The following table provides details of our valuation and qualifying accounts:

	Beginning Balance	Additions(1)	Deductions	Other	Ending Balance
Fiscal Year Ended March 31, 2012
Valuation allowance for deferred income taxes	$114,643	19,525	—	—	$134,168

Sales returns, price protection and other allowances	$42,104	$119,462	$(110,085)	$(1,191)	$50,290
Allowance for doubtful accounts	796	—	(84)	—	712

Total accounts receivable allowances	$42,900	$119,462	$(110,169)	$(1,191)	$51,002

Fiscal Year Ended March 31, 2011
Valuation allowance for deferred income taxes	$141,231	—	(26,588)	—	$114,643

Sales returns, price protection and other allowances	$71,764	$90,119	$(119,356)	$(423)	$42,104
Allowance for doubtful accounts	771	43	(32)	14	796

Total accounts receivable allowances	$72,535	$90,162	$(119,388)	$(409)	$42,900

Fiscal Year Ended March 31, 2010 (Unaudited)
Valuation allowance for deferred income taxes	$116,177	25,054	—	—	$141,231

Sales returns, price protection and other allowances	$39,868	$87,305	$(55,400)	$(9)	$71,764
Allowance for doubtful accounts	5,878	(882)	(4,819)	594	771

Total accounts receivable allowances	$45,746	$86,423	$(60,219)	$585	$72,535

Five Months Ended March 31, 2010
Valuation allowance for deferred income taxes	$130,024	11,207	—	—	$141,231

Sales returns, price protection and other allowances	$35,330	$64,946	$(27,132)	$(1,380)	$71,764
Allowance for doubtful accounts	1,861	(1,010)	—	(80)	771

Total accounts receivable allowances	$37,191	$63,936	$(27,389)	$(1,460)	$72,535

Fiscal Year Ended October 31, 2009
Valuation allowance for deferred income taxes	$104,305	25,719	—	—	$130,024

Sales returns, price protection and other allowances	$54,718	$70,527	$(89,621)	$(294)	$35,330
Allowance for doubtful accounts	4,044	1,988	(4,819)	648	1,861

Total accounts receivable allowances	$58,762	$72,515	$(94,440)	$354	$37,191

(1)
Includes price concessions of $85,977, $59,894, $61,147, $53,237 and $49,354; returns of $9,608, $8,721, $19,940, $10,653 and $12,592; and other sales allowances including rebates, discounts and cooperative advertising of $23,877, $21,504, $6,218, $1,056 and $8,581 for the fiscal years ended March 31, 2012, 2011 and 2010, five months ended March 31, 2010 and fiscal year ended October 31, 2009, respectively.

19.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended March 31, 2012:

	Quarter
Fiscal Year Ended March 31, 2012	First	Second	Third	Fourth
Net revenue	$334,380	$107,034	$236,325	$148,084
Product costs	98,451	40,137	68,803	47,845
Software development costs and royalties	84,602	17,248	27,236	35,401
Internal royalties	16,512	6,579	9,907	1,158
Licenses	11,654	10,739	20,521	32,062

Cost of goods sold	211,219	74,703	126,467	116,466

Gross profit	123,161	32,331	109,858	31,618

Selling and marketing	74,683	28,773	40,228	40,065
General and administrative	30,577	25,785	29,705	35,133
Research and development	16,519	15,998	16,823	14,822
Depreciation and amortization	3,245	3,284	2,854	2,740

Total operating expenses	125,024	73,840	89,610	92,760

Income (loss) from operations	(1,863)	(41,509)	20,248	(61,142)
Interest and other, net	(3,680)	(4,333)	(6,190)	(5,368)

Income (loss) from continuing operations before income taxes	(5,543)	(45,842)	14,058	(66,510)

Provision (benefit) for income taxes	3,076	1,419	(127)	(505)

Income (loss) from continuing operations	(8,619)	(47,261)	14,185	(66,005)
Loss from discontinued operations, net of taxes	(94)	(110)	(81)	(831)

Net income (loss)	$(8,713)	$(47,371)	$14,104	$(66,836)

Earnings (loss) per share:
Continuing operations	$(0.11)	$(0.57)	$0.16	$(0.78)
Discontinued operations	—	—	—	(0.01)

Basic earnings (loss) per share	$(0.11)	$(0.57)	$0.16	$(0.79)

Continuing operations	$(0.11)	$(0.57)	$0.16	$(0.78)
Discontinued operations	—	—	—	(0.01)

Diluted earnings (loss) per share	$(0.11)	$(0.57)	$0.16	$(0.79)

	Quarter
Fiscal Year Ended March 31, 2011	First	Second	Third	Fourth
Net revenue	$375,390	$244,972	$334,259	$182,255
Product costs	101,077	67,026	98,067	60,766
Software development costs and royalties	64,038	44,592	40,276	23,491
Internal royalties	67,462	15,803	22,001	9,766
Licenses	11,469	9,221	28,306	26,020

Cost of goods sold	244,046	136,642	188,650	120,043

Gross profit	131,344	108,330	145,609	62,212

Selling and marketing	49,805	46,602	47,861	32,026
General and administrative	26,202	26,620	27,492	29,170
Research and development	16,181	18,074	18,073	17,248
Depreciation and amortization	3,765	4,005	3,501	3,728

Total operating expenses	95,953	95,301	96,927	82,172

Income (loss) from operations	35,391	13,029	48,682	(19,960)
Interest and other, net	(4,738)	(1,644)	(4,013)	(3,124)

Income (loss) from continuing operations before income taxes	30,653	11,385	44,669	(23,084)

Provision for income taxes	3,291	3,347	3,849	(668)

Income (loss) from continuing operations	27,362	8,038	40,820	(22,416)
Income (loss) from discontinued operations, net of taxes	(1,048)	(4,699)	39	362

Net income (loss)	$26,314	$3,339	$40,859	$(22,054)

Earnings (loss) per share:
Continuing operations	$0.32	$0.09	$0.47	$(0.27)
Discontinued operations	(0.01)	(0.05)	—	—

Basic earnings (loss) per share	$0.31	$0.04	$0.47	$(0.27)

Continuing operations	$0.31	$0.09	$0.45	$(0.27)
Discontinued operations	(0.01)	(0.05)	—	—

Diluted earnings (loss) per share	$0.30	$0.04	$0.45	$(0.27)

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
May 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ STRAUSS ZELNICK Strauss Zelnick	Chairman and Chief Executive Officer (Principal Executive Officer)	May 22, 2012
/s/ LAINIE GOLDSTEIN Lainie Goldstein	Chief Financial Officer (Principal Financial and Accounting Officer)	May 22, 2012
/s/ MICHAEL DORNEMANN Michael Dornemann	Lead Independent Director	May 22, 2012
/s/ ROBERT A. BOWMAN Robert A. Bowman	Director	May 22, 2012
/s/ SUNGHWAN CHO SungHwan Cho	Director	May 22, 2012
/s/ BRETT ICAHN Brett Icahn	Director	May 22, 2012
/s/ J MOSES J Moses	Director	May 22, 2012
/s/ JAMES L. NELSON James L. Nelson	Director	May 22, 2012
/s/ MICHAEL SHERESKY Michael Sheresky	Director	May 22, 2012