Form 10-Q
period 2012-09-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2012-10-31
CIK 946581

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

        As of October 24, 2012, there were 90,753,166 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$328,284	$420,279
Accounts receivable, net of allowances of $61,008 and $51,002 at September 30, 2012 and March 31, 2012, respectively	154,951	45,035
Inventory	60,568	22,477
Software development costs and licenses	212,547	211,224
Prepaid expenses and other	41,593	44,602

Total current assets	797,943	743,617

Fixed assets, net	21,879	18,949
Software development costs and licenses, net of current portion	68,881	104,755
Goodwill	228,588	228,169
Other intangibles, net	11,101	16,266
Other assets	36,353	37,671

Total assets	$1,164,745	$1,149,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$125,079	$46,681
Accrued expenses and other current liabilities	172,104	156,768
Deferred revenue	38,284	13,864
Liabilities of discontinued operations	1,464	1,412

Total current liabilities	336,931	218,725

Long-term debt	325,539	316,340
Other long-term liabilities	16,193	16,316
Liabilities of discontinued operations, net of current portion	1,573	2,319

Total liabilities	680,236	553,700

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 200,000 and 150,000 shares authorized at September 30, 2012 and March 31, 2012, respectively; 92,093 and 90,215 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	921	902
Additional paid-in capital	811,036	799,431
Accumulated deficit	(334,668)	(211,339)
Accumulated other comprehensive income	7,220	6,733

Total stockholders' equity	484,509	595,727

Total liabilities and stockholders' equity	$1,164,745	$1,149,427

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$273,084	$107,034	$499,223	$441,414
Cost of goods sold	158,487	74,703	345,218	285,922

Gross profit	114,597	32,331	154,005	155,492
Selling and marketing	65,851	28,773	144,858	103,456
General and administrative	30,809	25,785	74,011	56,362
Research and development	19,320	15,998	34,632	32,517
Depreciation and amortization	2,550	3,284	5,319	6,529

Total operating expenses	118,530	73,840	258,820	198,864

Loss from operations	(3,933)	(41,509)	(104,815)	(43,372)
Interest and other, net	(7,419)	(4,333)	(15,468)	(8,013)

Loss from continuing operations before income taxes	(11,352)	(45,842)	(120,283)	(51,385)

Provision for income taxes	1,085	1,419	2,926	4,495

Loss from continuing operations	(12,437)	(47,261)	(123,209)	(55,880)
Loss from discontinued operations, net of taxes	(54)	(110)	(120)	(204)

Net loss	$(12,491)	$(47,371)	$(123,329)	$(56,084)

Earnings (loss) per share:
Continuing operations	$(0.15)	$(0.57)	$(1.45)	$(0.68)
Discontinued operations	—	—	—	—

Basic earnings (loss) per share	$(0.15)	$(0.57)	$(1.45)	$(0.68)

Continuing operations	$(0.15)	$(0.57)	$(1.45)	$(0.68)
Discontinued operations	—	—	—	—

Diluted earnings (loss) per share	$(0.15)	$(0.57)	$(1.45)	$(0.68)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(12,491)	$(47,371)	$(123,329)	$(56,084)
Other comprehensive income (loss):
Foreign currency translation adjustment	11,654	(9,508)	318	(9,240)
Change in unrealized gains on derivative instruments, net	272	—	169	—

Other comprehensive income (loss)	$11,926	$(9,508)	$487	$(9,240)

Comprehensive loss	$(565)	$(56,879)	$(122,842)	$(65,324)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended September 30,
	2012	2011
Operating activities:
Net loss	$(123,329)	$(56,084)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and impairment of software development costs and licenses	142,286	84,361
Depreciation and amortization	5,319	6,529
Loss from discontinued operations	120	204
Amortization and impairment of intellectual property	4,944	716
Stock-based compensation	14,097	12,660
Amortization of discount on Convertible Notes	9,199	4,060
Amortization of debt issuance costs	1,017	626
Other, net	362	91
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	(109,916)	64,645
Inventory	(38,091)	(20,499)
Software development costs and licenses	(111,317)	(87,584)
Prepaid expenses, other current and other non-current assets	3,319	(14,734)
Deferred revenue	24,420	3,759
Accounts payable, accrued expenses and other liabilities	96,066	(7,821)
Net cash used in discontinued operations	(814)	(1,161)

Net cash used in operating activities	(82,318)	(10,232)

Investing activities:
Purchase of fixed assets	(8,021)	(4,780)
Net cash used in discontinued operations	—	(1,475)

Net cash used in investing activities	(8,021)	(6,255)

Financing activities:
Proceeds from exercise of employee stock options	—	195

Net cash provided by financing activities	—	195

Effects of foreign currency exchange rates on cash and cash equivalents	(1,656)	5,673

Net decrease in cash and cash equivalents	(91,995)	(10,619)
Cash and cash equivalents, beginning of period	420,279	280,359

Cash and cash equivalents, end of period	$328,284	$269,740

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

Basis of Presentation

        The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and reflect all normal and recurring adjustments necessary for the fair presentation of our financial position, results of operations and cash flows. All material inter-company accounts and transactions have been eliminated in consolidation. The preparation of these Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these Unaudited Condensed Consolidated Financial Statements and accompanying notes. As permitted under U.S. generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These Unaudited Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended March 31, 2012.

        Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Discontinued Operations

        In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of All Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America. The financial information of our distribution business has been classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements for all of the periods presented. See Note 2 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to Unaudited Condensed Consolidated Financial Statements relate to the Company's continuing operations.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

        The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2012 and March 31, 2012 we had $8,436 and $16,464, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets because its use was restricted.

        As of September 30, 2012, the estimated fair value of the Company's 4.375% Convertible Notes due 2014 and the Company's 1.75% Convertible Notes due 2016 was $169,078 and $233,950, respectively. See Note 8 for additional information regarding our Convertible Notes. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

        We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we use hedging programs in an effort to mitigate the effect of foreign currency exchange rate movements.

Cash Flow Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Condensed Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2012, we had $10,193 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2012, we had $10,192 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of September 30, 2012, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. As of March 31, 2012, the fair

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2012, we had $56,277 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2012, we had $4,005 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $28,304 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months ended September 30, 2012 and 2011, we recorded losses of $1,415 and $180, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the six months ended September 30, 2012 and 2011, we recorded gains of $244 and $237, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. As of September 30, 2012 and March 31, 2012, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities.

Recently Issued Accounting Pronouncements

Comprehensive Income

        On April 1, 2012, the Company adopted new guidance related to the presentation of comprehensive income. The main provisions of the new guidance provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income or (ii) in two separate but consecutive statements, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. The new rules eliminate the option to present the components of other comprehensive income as part of the statement of stockholders' equity. These new rules are to be applied retrospectively and become effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011 (April 1, 2012 for the Company), with early adoption permitted. The adoption of this new guidance did not have a material impact on our Unaudited Condensed Consolidated Financial Statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

2. DISCONTINUED OPERATIONS

        In February 2010, we completed the sale of our Jack of All Games third party distribution business, which primarily distributed third party interactive entertainment software, hardware and accessories in North America, for approximately $44,000, including $37,250 in cash, subject to purchase price adjustments, and up to an additional $6,750 subject to the achievement of certain items, which were not met. In April 2011, we settled on the purchase adjustments and as a result the purchase price was lowered by $1,475. Consequently, the net purchase price after the settlement was $35,775. The sale has allowed us to focus our resources on our publishing operations. The financial information of our distribution business has been classified as discontinued operations in the Unaudited Condensed Consolidated Financial Statements for all of the periods presented. The following is a summary of the liabilities of discontinued operations primarily related to a liability for a lease assumption without economic benefit less estimates of sublease income. The lease matures on September 30, 2014.

	September 30, 2012	March 31, 2012
Liabilities of discontinued operations:
Current:
Accrued expenses and other current liabilities	$1,464	$1,412

Total current liabilities	1,464	1,412
Other non-current liabilities	1,573	2,319

Total liabilities of discontinued operations	$3,037	$3,731

3. MANAGEMENT AGREEMENT

        In March 2007, we entered into a management services agreement (as amended, the "Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, serves as our Chief Operating Officer. In May 2011, we entered into a new management agreement (the "New Management Agreement") with ZelnickMedia pursuant to which ZelnickMedia continues and will continue to provide management, consulting and executive level services to the Company through May 2015. As part of the New Management Agreement, Mr. Zelnick serves as Executive Chairman and Chief Executive Officer and Mr. Slatoff serves as Chief Operating Officer. In September 2011, the New Management Agreement, which upon effectiveness, superseded and replaced the Management Agreement was approved by the Company's stockholders at the Company's 2011 Annual Meeting. The New Management Agreement provides for the annual management fee to remain at $2,500, subject to annual increases in the amount of 3% over the term of the agreement, and the maximum annual bonus was increased to $3,500 from $2,500, subject to annual increases in the amount of 3% over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $1,095 and $1,187 for the three months ended September 30, 2012 and 2011, respectively, and $2,189 and $2,125 for the six months ended September 30, 2012 and 2011, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

3. MANAGEMENT AGREEMENT (Continued)

        Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vested over 36 months and expire 10 years from the date of grant. In June 2008, pursuant to the Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia that vested annually over a three year period and 900,000 shares of market-based restricted stock that could have vested over a four year period through June 2012, provided that the Company's Total Shareholder Return (as defined in the relevant grant agreements) was at or higher than the 75th percentile of the NASDAQ Industrial Index measured annually on a cumulative basis. Because the price of our common stock did not achieve its performance targets, the 900,000 shares of market-based restricted stock were forfeited in June 2012. For the three months and six months ended September 30, 2011, we recorded a benefit of $20 and an expense of $507, respectively, of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the Management Agreement.

        In addition, pursuant to the New Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that will vest annually through April 1, 2015 and 1,650,000 shares of market-based restricted stock that will be eligible to vest through April 1, 2015, based on the Company's Total Shareholder Return (as defined in the relevant grant agreements) relative to the Total Shareholder Return of the companies that constitute the NASDAQ Composite Index measured annually on a cumulative basis. To earn all of the shares of market-based restricted stock, the Company must perform at the 75th percentile, or top quartile, of the NASDAQ Composite Index. Each reporting period, we remeasure the fair value of the unvested portion of the shares of market-based restricted stock granted to ZelnickMedia. The unvested portion of the shares of restricted stock granted pursuant to the New Management Agreement as of September 30, 2012 and March 31, 2012 was 2,169,750 and 2,750,000 shares, respectively. For the three months ended September 30, 2012 and 2011, we recorded an expense of $1,524 and $332, respectively, of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the New Management Agreement. For the six months ended September 30, 2012 and 2011, we recorded an expense of $741 and $332, respectively, of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the New Management Agreement.

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

	September 30, 2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Bank-time deposits	$118,799	$118,799	$—	$—
Money market funds	$88,043	$88,043	$—	$—

5. INVENTORY

        Inventory balances by category are as follows:

	September 30, 2012	March 31, 2012
Finished products	$57,510	$20,076
Parts and supplies	3,058	2,401

Inventory	$60,568	$22,477

        Estimated product returns included in inventory at September 30, 2012 and March 31, 2012 were $1,233 and $1,610, respectively.

6. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	September 30, 2012		March 31, 2012
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$202,196	$28,577	$154,557	$84,315
Software development costs, externally developed	6,831	34,304	53,542	14,440
Licenses	3,520	6,000	3,125	6,000

Software development costs and licenses	$212,547	$68,881	$211,224	$104,755

        Software development costs and licenses as of September 30, 2012 and March 31, 2012 included $271,262 and $313,090, respectively, related to titles that have not been released.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	September 30, 2012	March 31, 2012
Software development royalties	$54,364	$31,689
Income tax payable and deferred tax liability	40,461	38,490
Marketing and promotions	16,543	9,771
Compensation and benefits	15,893	15,435
Licenses	11,649	32,706
Rent and deferred rent obligations	5,815	5,511
Professional fees	4,604	4,387
Deferred consideration for acquisitions	2,498	1,399
Other	20,277	17,380

Accrued expenses and other current liabilities	$172,104	$156,768

8. LONG-TERM DEBT

Credit Agreement

        In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100,000, which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at September 30, 2012), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.71% at September 30, 2012), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability. We had no outstanding borrowings at September 30, 2012 and March 31, 2012.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25,000.

        Information related to availability on our Credit Agreement is as follows:

	September 30, 2012	March 31, 2012
Available borrowings	$68,110	$79,069
Outstanding letters of credit	1,664	1,664

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. LONG-TERM DEBT (Continued)

        We recorded interest expense and fees related to the Credit Agreement of $280 and $439 for the three months ended September 30, 2012 and 2011, respectively, and $439 and $875 for the six months ended September 30, 2012 and 2011, respectively.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of September 30, 2012, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        The indenture governing the 4.375% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 4.375% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 4.375% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 4.375% Convertible Notes will automatically become due and payable immediately. As of September 30, 2012, we were in compliance with all covenants and requirements outlined in the indenture governing the 4.375% Convertible Notes.

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

        The following table provides additional information related to our 4.375% Convertible Notes:

	September 30, 2012	March 31, 2012
Additional paid-in capital	$42,018	$42,018

Principal amount of 4.375% Convertible Notes	$138,000	$138,000
Unamortized discount of the liability component	17,749	22,369

Net carrying amount of 4.375% Convertible Notes	$120,251	$115,631

Carrying amount of debt issuance costs	$1,138	$1,479

        The following table provides the components of interest expense related to our 4.375% Convertible Notes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Cash interest expense (coupon interest expense)	$1,509	$1,509	$3,018	$3,018
Non-cash amortization of discount on 4.375% Convertible Notes	2,347	2,063	4,620	4,060
Amortization of debt issuance costs	170	170	341	341

Total interest expense related to 4.375% Convertible Notes	$4,026	$3,742	$7,979	$7,419

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

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of September 30, 2012, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. LONG-TERM DEBT (Continued)

        The following table provides additional information related to our 1.75% Convertible Notes:

	September 30, 2012	March 31, 2012
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	44,712	49,291

Net carrying amount of 1.75% Convertible Notes	$205,288	$200,709

Carrying amount of debt issuance costs	$4,393	$4,979

        The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Three Months Ended September 30, 2012	Six Months Ended September 30, 2012
Cash interest expense (coupon interest expense)	$1,094	$2,188
Non-cash amortization of discount on 1.75% Convertible Notes	2,309	4,579
Amortization of debt issuance costs	291	586

Total interest expense related to 1.75% Convertible Notes	$3,694	$7,353

9. EARNINGS (LOSS) PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(12,491)	$(47,371)	$(123,329)	$(56,084)

Weighted average shares outstanding—basic and diluted	85,396	82,940	85,197	82,722

Basic and Diluted EPS	$(0.15)	$(0.57)	$(1.45)	$(0.68)

        The Company incurred a net loss for the three and six months ended September 30, 2012 and 2011; therefore, the basic and diluted weighted average shares outstanding exclude the impact of unvested share-based awards that are considered participating restricted stock and all common stock equivalents because their impact would be antidilutive.

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

six months ended September 30, 2012 and 2011, we had approximately 6,821,000 and 4,651,000, respectively, of unvested share-based awards that are considered participating restricted stock which are excluded due to the net loss for those periods.

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

        Other common stock equivalents excluded from the diluted EPS calculation were unexercised stock option awards of approximately 2,009,000 and 2,299,000 for the three and six months ended September 30, 2012 and 2011, respectively, because their effect would be antidilutive.

        For the three and six months ended September 30, 2012, we issued approximately 1,037,000 and 2,838,000 shares, respectively, of common stock in connection with restricted stock awards. During the three and six months ended September 30, 2012, we canceled approximately 53,000 and 998,000 shares, respectively, of unvested restricted stock awards.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

10. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue by geographic region:	2012	2011	2012	2011
United States	$153,187	$51,814	$259,087	$203,856
Europe	73,318	33,727	155,812	161,723
Canada and Latin America	23,134	7,104	44,860	36,818
Asia Pacific	23,445	14,389	39,464	39,017

Total net revenue	$273,084	$107,034	$499,223	$441,414

        Net revenue by product platform was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue by product platform:	2012	2011	2012	2011
Microsoft Xbox 360	$127,444	$41,466	$223,504	$205,329
Sony PlayStation 3	83,642	32,372	174,938	168,640
PC and other	54,673	17,202	86,586	42,237
Sony PSP	2,767	4,318	5,407	6,973
Nintendo DS	1,678	4,185	3,158	6,728
Sony PlayStation 2	1,827	3,362	3,005	5,945
Nintendo Wii	1,053	4,129	2,625	5,562

Total net revenue	$273,084	$107,034	$499,223	$441,414

11. COMMITMENTS AND CONTINGENCIES

        At September 30, 2012, we did not have any significant changes to our commitments since March 31, 2012. See Note 13 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2012 for more information regarding our commitments.

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

        Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Unaudited Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A and our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Overview

Our Business

        We are a leading developer, marketer and publisher of interactive entertainment for consumers around the globe. We develop and publish products through our two wholly-owned labels Rockstar Games and 2K, which publishes its titles under the 2K Games, 2K Sports and 2K Play brands. Our products are designed for console gaming systems such as Sony's PlayStation®3 ("PS3") and PlayStation®2 ("PS2"), Microsoft's Xbox 360® ("Xbox 360") and Nintendo's Wii ("Wii"); handheld gaming systems such as Nintendo's DS ("DS"), Nintendo's 3DS ("3DS") and Sony's PlayStation Portable ("PSP"); and personal computers, including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.

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

        Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 120 million units. Rockstar continues to expand on our established franchises by releasing sequels, as well as offering downloadable episodes and content. In May 2011, Rockstar released the commercially successful and critically acclaimed L.A. Noire, which became the first video game ever chosen as an official selection of the Tribeca Film Festival and has become another key franchise for the Company. Rockstar is also well known for developing brands in other genres, including the Bully and Manhunt franchises.

        2K Games has published a variety of popular entertainment properties across multiple genres and platforms and we expect 2K Games to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. 2K Games has also published titles that were externally developed, such as Borderlands, which has become a key franchise for 2K Games since its release in October 2009. 2K Games successfully launched Borderlands 2 in September 2012 and plans to support the title with four add-on content campaigns.

        2K Sports publishes realistic sports simulation titles, including our flagship NBA 2K series, which has been the top-ranked NBA basketball video game for 12 years running, the Major League Baseball 2K series, and our Top Spin tennis series. We develop most of our 2K Sports software titles through our internal development studios. 2K Sports has secured long-term licensing agreements with the National Basketball Association ("NBA"). Our current licenses with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media expire in December 2012.

        2K Play focuses on developing and publishing titles for the casual and family-friendly games market. 2K Play titles are developed by both internal development studios and third-party developers. Internally developed titles include Carnival Games and Let's Cheer!. 2K Play also has an agreement with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer; Go, Diego, Go!; Ni Hao, Kai-lan and The Backyardigans. Throughout the summer and fall of 2012, 2K Play released a new slate of mobile games, including Comedy Central's Indecision Game—our first mobile social game, House Pest Starring Fiasco the Cat and Gridblock. We expect family-oriented gaming to continue to be a component of our business in the future.

        We also have expansion initiatives in the rapidly growing Asia markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. 2K Sports has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia. On October 24, 2012, NBA 2K Online, the free-to-play NBA simulation game co-developed by 2K Sports and Tencent, launched commercially on the Tencent Games portal in China. In addition, during the summer of 2012, 2K Games released our first mobile social game for Japan, NBA 2K All Stars on GREE, and also announced a partnership with GREE to bring additional games to select global mobile social gaming markets.

Discontinued operations

        In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of All Games third-party distribution business, which primarily distributed third-party interactive entertainment software, hardware and accessories in North America for approximately $44.0 million, including $37.3 million in cash, subject to purchase price adjustments, and up to an additional $6.7 million, subject to the achievement of certain items, which were not met. In April 2011, we settled on the purchase price adjustments and as a result the purchase price was lowered by $1.5 million. Consequently, the net purchase price after the settlement was $35.8 million. The financial information of our distribution business has been classified as discontinued operations in the Unaudited Condensed Consolidated Financial Statements for all of the periods presented. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Trends and Factors Affecting our Business

        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 11.1% of the Company's net revenue for the six months ended September 30, 2012. The timing of our Grand Theft Auto releases varies significantly, which in turn may impact our financial performance on a quarterly and annual basis.

        Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for approximately 57.3% and 49.5% of net revenue for the six months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and March 31, 2012, amounts due from our five largest customers comprised approximately 62.3% and 61.3% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 35.8% and 40.6% of such balance at September 30, 2012 and March 31, 2012, respectively. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to affect our business.

        Hardware Platforms.    The majority of our products are made for the hardware platforms developed by three companies—Sony, Microsoft and Nintendo. Note 10 to our Unaudited Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that Sony, Microsoft and Nintendo hardware platforms comprised approximately 82.7% of the Company's net revenue by product platform for the six months ended September 30, 2012. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms declines, which may negatively affect our business. Additionally, our development costs are generally higher for titles based on new platforms, and we have limited ability to predict the consumer acceptance of new platforms, which may affect our sales and profitability. As a result, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

        Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and services. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download through the Internet (from websites we own and others owned by third-parties). We also offer downloadable add-on content to our packaged goods titles. On October 24, 2012, NBA 2K Online, the free-to-play NBA simulation game co-developed by 2K Sports and Tencent, launched commercially on the Tencent Games portal in China. In addition, during the summer of 2012, 2K Games released our first mobile social game for Japan, NBA 2K All Stars on GREE, and also announced a partnership with GREE to bring additional games to select global mobile social gaming markets. We expect online delivery of games and game services to become an increasing part of our business over the long-term.

Product Releases

        We released the following key titles during the six months ended September 30, 2012:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Max Payne 3	Rockstar Games	Internal	PS3, Xbox 360	May 15, 2012
Max Payne 3	Rockstar Games	Internal	PC	June 1, 2012
Spec Ops: The Line	2K Games	External	PS3, Xbox 360, PC	June 26, 2012
Borderlands™ 2	2K Games	External	PS3, Xbox 360, PC	September 18, 2012

Product Pipeline

        We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Actual / Expected Release Date
NBA® 2K13	2K Sports	Internal	PS3, PSP, Xbox 360, Wii, PC	October 2, 2012 (released)
XCOM: Enemy Unknown	2K Games	Internal	PS3, Xbox 360, PC	October 9, 2012 (released)
BioShock® Infinite	2K Games	Internal	PS3, Xbox 360, PC	February 26, 2013
XCOM®	2K Games	Internal	PS3, Xbox 360, PC	Fiscal year 2014
Grand Theft Auto V	Rockstar Games	Internal	To be announced	To be announced

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

Recently Issued Accounting Pronouncements

Comprehensive Income

        On April 1, 2012, the Company adopted new guidance related to the presentation of comprehensive income. The main provisions of the new guidance provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income or (ii) in two separate but consecutive statements, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. The new rules eliminate the option to present the components of other comprehensive income as part of the statement of stockholders' equity. These new rules are to be applied retrospectively and become effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011 (April 1, 2012 for the Company), with early adoption permitted. The adoption of this new guidance did not have a material impact on our Unaudited Condensed Consolidated Financial Statements.

Results of Operations

        Consolidated operating results, net revenue by geographic region and net revenue by platform as a percentage of net revenue are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.0%	69.8%	69.2%	64.8%

Gross profit	42.0%	30.2%	30.8%	35.2%

Selling and marketing	24.1%	26.9%	29.0%	23.4%
General and administrative	11.3%	24.1%	14.8%	12.8%
Research and development	7.1%	14.9%	6.9%	7.4%
Depreciation and amortization	0.9%	3.1%	1.1%	1.4%

Total operating expenses	43.4%	69.0%	51.8%	45.0%

Loss from operations	(1.4)%	(38.8)%	(21.0)%	(9.8)%
Interest and other, net	(2.8)%	(4.0)%	(3.1)%	(1.8)%

Loss from continuing operations before income taxes	(4.2)%	(42.8)%	(24.1)%	(11.6)%

Provision for income taxes	0.4%	1.4%	0.6%	1.1%

Loss from continuing operations	(4.6)%	(44.2)%	(24.7)%	(12.7)%
Loss from discontinued operations, net of taxes	0.0%	(0.1)%	0.0%	0.0%

Net loss	(4.6)%	(44.3)%	(24.7)%	(12.7)%

Net revenue by geographic region:
United States	56.1%	48.4%	51.9%	46.2%
International	43.9%	51.6%	48.1%	53.8%
Net revenue by platform:
Console	78.4%	76.0%	80.9%	87.3%
PC and other	20.0%	16.1%	17.3%	9.6%
Handheld	1.6%	7.9%	1.8%	3.1%

Three Months Ended September 30, 2012 Compared to September 30, 2011

(thousands of dollars)	2012	%	2011	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$273,084	100.0%	$107,034	100.0%	$166,050	155.1%
Software development costs and royalties(1)	77,535	28.4%	17,248	16.1%	60,287	349.5%
Product costs	73,314	26.8%	40,137	37.5%	33,177	82.7%
Licenses	7,228	2.6%	10,739	10.0%	(3,511)	(32.7)%
Internal royalties	410	0.2%	6,579	6.2%	(6,169)	(93.8)%

Cost of goods sold	158,487	58.0%	74,703	69.8%	83,784	112.2%

Gross profit	$114,597	42.0%	$32,331	30.2%	$82,266	254.4%

(1)
Includes $1,296 and $381 of stock-based compensation expense in 2012 and 2011, respectively.

Net revenue increased $166.1 million for the three months ended September 30, 2012 as compared to the prior year. This increase is primarily due to $185.9 million in net revenue from Borderlands 2, which released in September 2012, Spec Ops: The Line, which released in June 2012, and Max Payne 3, which released in May 2012. These increases were partially offset by $8.6 million in lower sales of L.A. Noire, which released in May 2011, and Red Dead Redemption, which released in May 2010, as well as approximately $2.9 million in lower sales of our Grand Theft Auto franchise.

        Net revenue on consoles accounted for 78.4% of our total net revenue for the three months ended September 30, 2012 as compared to 76.0% for the prior year primarily due to the September 2012 release of Borderlands 2. PC and other sales increased to 20.0% of our total net revenue for the three months ended September 30, 2012 as compared to 16.1% for the prior year primarily due to an increase in net revenue resulting from the September 2012 PC release of Borderlands 2 and the June 2012 PC releases of Max Payne 3 and Sid Meier's Civilization® V: Gods & Kings. Handheld sales accounted for 1.6% of our total net revenue for the three months ended September 30, 2012 as compared to 7.9% for the prior year primarily due to the increased proportion of total net revenue on consoles and PC and other platforms.

        Gross profit as a percentage of net revenue for the three months ended September 30, 2012 was 42.0% as compared to 30.2% for the prior year. The increase was primarily due to improved pricing mix from the release of Borderlands 2 in September 2012, lower license expense, which was primarily due to the release of Nicktoons MLB in September 2011 and lower internal royalty expense, which was primarily due to higher income generated in the prior year from the May 2011 release of L.A. Noire. Partially offsetting the increase in gross profit was higher software development costs and royalties primarily associated with the September 2012 release of Borderlands 2, which was externally developed.

        Net revenue earned outside of the United States accounted for 43.9% of our total net revenue for the three months ended September 30, 2012 as compared to 51.6% in the prior year. The year-over-year decrease as a percentage of net revenue earned outside of the United States was primarily due to the global release of Borderlands 2 in September 2012. Foreign currency exchange rates decreased net revenue and gross profit by $3.0 million and $1.5 million, respectively, for the three months ended September 30, 2012 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2012	% of net revenue	2011	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$65,851	24.1%	$28,773	26.9%	$37,078	128.9%
General and administrative	30,809	11.3%	25,785	24.1%	5,024	19.5%
Research and development	19,320	7.1%	15,998	14.9%	3,322	20.8%
Depreciation and amortization	2,550	0.9%	3,284	3.1%	(734)	(22.4)%

Total operating expenses(1)	$118,530	43.4%	$73,840	69.0%	$44,690	60.5%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2012	2011
Selling and marketing	$1,456	$1,281
General and administrative	$3,701	$1,901
Research and development	$638	$1,049

        Foreign currency exchange rates decreased total operating expenses by $1.4 million for the three months ended September 30, 2012 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased $37.1 million for the three months ended September 30, 2012, as compared to the prior year primarily due to advertising expenses incurred for the release of Borderlands 2 in September 2012.

General and administrative

        General and administrative expenses increased $5.0 million for the three months ended September 30, 2012, as compared to the prior year primarily due to a $1.8 million increase in stock-based compensation expense, which was primarily due to the stock-based awards granted to ZelnickMedia, a $1.5 million increase in professional fees and an increase of $0.7 million for personnel costs.

        General and administrative expenses for the three months ended September 30, 2012 and 2011 include occupancy expense (primarily rent, utilities and office expenses) of $3.9 million and $3.5 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased $3.3 million for the three months ended September 30, 2012 as compared to the prior year primarily due to a $2.5 million increase in personnel-related costs and a $0.6 million increase in production expenses.

Interest and other, net

        Interest and other, net was an expense of $7.4 million for the three months ended September 30, 2012, as compared to an expense of $4.3 million for the three months ended September 30, 2011, primarily due to interest expense associated with the November 2011 issuance of the 1.75% Convertible Notes.

Provision for income taxes

        For the three months ended September 30, 2012, income tax expense was $1.1 million, as compared to income tax expense of $1.4 million for the three months ended September 30, 2011. The decrease was primarily attributable to a decrease in gross unrecognized tax benefits and a reduction in foreign tax rates, partially offset by an increase in foreign taxable income during the three months ended September 30, 2012.

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

Net loss and net loss per share

        For the three months ended September 30, 2012, our net loss was $12.5 million, as compared to a net loss of $47.4 million in the prior year. Net loss per share for the three months ended September 30, 2012 was $0.15 as compared to a net loss per share of $0.57 for the three months ended September 30, 2011. Basic and diluted weighted average shares outstanding increased compared to the prior year period primarily due to the vesting of restricted stock awards over the last twelve months. See Note 9 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding net loss per share.

Six Months Ended September 30, 2012 Compared to September 30, 2011

(thousands of dollars)	2012	%	2011	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$499,223	100.0%	$441,414	100.0%	$57,809	13.1%
Software development costs and royalties(1)	182,539	36.6%	101,850	23.1%	80,689	79.2%
Product costs	145,573	29.2%	138,588	31.4%	6,985	5.0%
Licenses	15,748	3.2%	22,393	5.1%	(6,645)	(29.7)%
Internal royalties	1,358	0.2%	23,091	5.2%	(21,733)	(94.1)%

Cost of goods sold	345,218	69.2%	285,922	64.8%	59,296	20.7%

Gross profit	$154,005	30.8%	$155,492	35.2%	$(1,487)	(1.0)%

(1)
Includes $6,244 and $3,585 of stock-based compensation expense in 2012 and 2011, respectively.

        Net revenue increased $57.8 million for the six months ended September 30, 2012 as compared to the prior year. This increase is primarily due to $322.7 million in net revenue from Borderlands 2, which released in September 2012, Max Payne 3, which released in May 2012, and Spec Ops: The Line, which released in June 2012, as well as approximately $3.0 million in higher sales of our Grand Theft Auto franchise. These increases were partially offset by $259.6 million in lower sales of L.A. Noire, which released in May 2011, Duke Nukem Forever, which released in June 2011, Carnival Games: Monkey See, Monkey Do, which released in April 2011, and Red Dead Redemption, which released in May 2010.

        Net revenue on consoles decreased to 80.9% of our total net revenue for the six months ended September 30, 2012 as compared to 87.3% for the same period in the prior year primarily due to the increased percentage of total net revenue on PC and other platforms. PC and other sales increased to

17.3% of our total net revenue for the six months ended September 30, 2012 as compared to 9.6% for the prior year primarily due to an increase in net revenue resulting from the September 2012 PC release of Borderlands 2 and the June 2012 PC releases of Max Payne 3 and Sid Meier's Civilization® V: Gods & Kings, partially offset by the decrease in net revenue from the June 2011 release of Duke Nukem Forever on the PC. Handheld sales accounted for 1.8% of our total net revenue for the six months ended September 30, 2012 which is in line with 3.1% for the prior year.

        Gross profit as a percentage of net revenue for the six months ended September 30, 2012 was 30.8% as compared to 35.2% for the prior year. The decrease was primarily due to higher software development costs and royalties primarily associated with the September 2012 release of Borderlands 2, the May 2012 release of Max Payne 3 and the June 2012 release of Spec Ops: The Line. Partially offsetting the decrease in gross profit was improved pricing mix from the release of Borderlands 2 in September 2012, lower license expense, which was primarily due to the release of Nicktoons MLB in September 2011 and lower internal royalty expense, which was primarily due to higher income generated in the prior year from the May 2011 release of L.A. Noire.

        Net revenue earned outside of the United States accounted for 48.1% of our total net revenue for the six months ended September 30, 2012 as compared to 53.8% in the prior year. The year-over-year decrease as a percentage of net revenue earned outside of the United States was primarily due to the global releases of Borderlands 2 in September 2012 and Max Payne 3 in May 2012. Foreign currency exchange rates decreased net revenue and gross profit by $8.8 million and $4.0 million, respectively, for the six months ended September 30, 2012 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2012	% of net revenue	2011	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$144,858	29.0%	$103,456	23.4%	$41,402	40.0%
General and administrative	74,011	14.8%	56,362	12.8%	17,649	31.3%
Research and development	34,632	6.9%	32,517	7.4%	2,115	6.5%
Depreciation and amortization	5,319	1.1%	6,529	1.4%	(1,210)	(18.5)%

Total operating expenses(1)	$258,820	51.8%	$198,864	45.0%	$59,956	(30.1)%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2012	2011
Selling and marketing	$2,533	$2,680
General and administrative	$4,399	$4,271
Research and development	$921	$2,124

        Foreign currency exchange rates decreased total operating expenses by $4.0 million for the six months ended September 30, 2012 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased $41.4 million for the six months ended September 30, 2012, as compared to the prior year primarily due to advertising expenses incurred for the releases of Borderlands 2 in September 2012, Max Payne 3 in May 2012 and Spec Ops: The Line in June 2012, partially offset by advertising expenses incurred in the prior year for the releases of L.A. Noire in May 2011 and Duke Nukem Forever in June 2011.

General and administrative

        General and administrative expenses increased $17.6 million for the six months ended September 30, 2012, as compared to the prior year primarily due to a $15.0 million contractual provision that was triggered in June 2012.

        General and administrative expenses for the six months ended September 30, 2012 and 2011 include occupancy expense (primarily rent, utilities and office expenses) of $7.8 million and $7.7 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased $2.1 million for the six months ended September 30, 2012 as compared to the prior year primarily due to a $1.5 million increase in personnel-related costs.

Interest and other, net

        Interest and other, net was an expense of $15.5 million for the six months ended September 30, 2012, as compared to an expense of $8.0 million for the six months ended September 30, 2011, primarily due to interest expense associated with the November 2011 issuance of the 1.75% Convertible Notes.

Provision for income taxes

        For the six months ended September 30, 2012, income tax expense was $2.9 million, as compared to income tax expense of $4.5 million for the six months ended September 30, 2011. The decrease was primarily attributable to a decrease in gross unrecognized tax benefits, lower taxable earnings and tax rates in foreign jurisdictions during the six months ended September 30, 2012.

        Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances and changes in gross unrecognized tax benefits during the periods.

        We are generally no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended October 31, 2010 and state income tax returns for periods prior to fiscal year ended October 31, 2004. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended October 31, 2005. U.S. federal taxing authorities have completed their audit of fiscal years ending October 31, 2008 and 2009. Certain U.S. state taxing authorities are currently examining our income tax returns from fiscal years ended October 31, 2004 through October 31, 2009. In addition, tax authorities in certain non-U.S. jurisdictions are currently examining our income tax returns. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and net loss per share

        For the six months ended September 30, 2012, our net loss was $123.3 million, as compared to a net loss of $56.1 million in the prior year. Net loss per share for the six months ended September 30, 2012 was $1.45 as compared to a net loss per share of $0.68 for the six months ended September 30, 2011. Basic and diluted weighted average shares outstanding increased compared to the prior year period primarily due to the vesting of restricted stock awards over the last twelve months. See Note 9 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding net loss per share.

Liquidity and Capital Resources

        Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our Credit Agreement and our Convertible Notes to satisfy our working capital needs.

Credit Agreement

        In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100.0 million, which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at September 30, 2012), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.71% at September 30, 2012), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

        As of September 30, 2012, there was $68.1 million available to borrow under the Credit Agreement. At September 30, 2012, we had no outstanding borrowings under the Credit Agreement and $1.7 million of letters of credit outstanding.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of September 30, 2012, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        The indenture governing the 4.375% Convertible Notes contains customary terms and covenants and events of default. As of September 30, 2012, we were in compliance with all covenants and requirements outlined in the indenture governing the 4.375% Convertible Notes.

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

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. As of September 30, 2012, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for approximately 57.3% and 49.5% of net revenue for the six months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and March 31, 2012, amounts due from our five largest customers comprised approximately 62.3% and 61.3% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 35.8% and 40.6% of such balance at September 30, 2012 and March 31, 2012, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may impact our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

        As of September 30, 2012, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $142.9 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax impact to the extent possible. However, any repatriation may not result in actual cash payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits.

        Our changes in cash flows were as follows:

	Six Months Ended September 30,
(thousands of dollars)	2012	2011
Net cash used in operating activities	$(82,318)	$(10,232)
Net cash used in investing activities	(8,021)	(6,255)
Net cash provided by financing activities	—	195
Effects of foreign currency exchange rates on cash and cash equivalents	(1,656)	5,673

Net decrease in cash and cash equivalents	$(91,995)	$(10,619)

        At September 30, 2012 we had $328.3 million of cash and cash equivalents, compared to $420.3 million at March 31, 2012. Our decrease in cash and cash equivalents from March 31, 2012 was primarily a result of net cash used in operating activities. Net cash used in operating activities was primarily due to investments in software development.

Off-Balance Sheet Arrangements

        As of September 30, 2012 and March 31, 2012, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any off-balance sheet arrangements and are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the three months ended September 30, 2012 and 2011, approximately 43.9% and 51.6%, respectively, of our net revenue was earned outside of the United States. For the six months ended September 30, 2012 and 2011, approximately 48.1% and 53.8%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at September 30, 2012), or (b) 2.50% to 3.00% above the LIBOR rate (approximately 2.71% at September 30, 2012), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The 1.75% Convertible Notes and the 4.375% Convertible Notes pay interest semi-annually at a fixed rate of 1.75% and 4.375%, respectively, per annum and we expect that there will be no fluctuation related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 8 to our Unaudited Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the six months ended September 30, 2012, our foreign currency translation gain adjustment was approximately $0.3 million. We recognized a foreign currency exchange transaction loss for the six months ended September 30, 2012 and 2011 of $0.4 million and $0.1 million, respectively, in interest and other, net in our Condensed Consolidated Statements of Operations.

Cash Flow Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Condensed Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2012 and March 31, 2012, we had $10.2 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of September 30, 2012, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. As of March 31, 2012, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter- company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2012, we had $56.3 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2012, we had $4.0 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $28.3 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months ended September 30, 2012 and 2011, we recorded losses of $1.4 million and $0.2 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the six months ended September 30, 2012 and 2011, we recorded gains of $0.2 million and $0.2 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. As of September 30, 2012 and March 31, 2012, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities.

        Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the six months ended September 30, 2012, 48.1% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.8%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.8%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        In August 2012, we issued 30,726 shares of our common stock as additional consideration in connection with our March 2008 acquisition of certain assets of Mad Doc Software, LLC, an independent development studio in North America, to the sellers of the business. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

Item 6.    Exhibits

Exhibits:
3.1	Certificate of Amendment of the Restated Certificate of Incorporation, dated September 21, 2012, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on September 24, 2012 and incorporated herein by reference
10.1	Employment Agreement dated June 4, 2010 between the Company and Seth Krauss, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on June 9, 2010 and incorporated herein by reference+
10.2
Amendment to Employment Agreement dated October 25, 2010 between the Company and Seth Krauss, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on October 25, 2010 and incorporated herein by reference+
10.3	Second Amendment to Employment Agreement dated September 14, 2012 between the Company and Seth Krauss+
10.4
Employment Agreement dated May 12, 2010 between the Company and Lainie Goldstein, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 14, 2010 and incorporated herein by reference+
10.5
Amendment to Employment Agreement dated October 25, 2010 between the Company and Lainie Goldstein, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on October 25, 2010 and incorporated herein by reference+
10.6	Second Amendment to Employment Agreement dated August 27, 2012 between the Company and Lainie Goldstein+

Exhibits:
10.7	Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan, included within the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 27, 2012, and incorporated herein by reference.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

+
Represents a management contract or compensatory plan or arrangement.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and March 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2012 and September 30, 2011, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2012 and September 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and September 30, 2011; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: October 31, 2012	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: October 31, 2012	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial Officer (Principal Financial Officer)