Form 10-Q
period 2012-12-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2013-02-06
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
OR
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

        As of February 1, 2013, there were 91,642,586 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$448,723	$420,279
Accounts receivable, net of allowances of $62,746 and $51,002 at December 31, 2012 and March 31, 2012, respectively	94,241	45,035
Inventory	29,687	22,477
Software development costs and licenses	199,813	211,224
Prepaid expenses and other	45,426	44,602

Total current assets	817,890	743,617

Fixed assets, net	23,701	18,949
Software development costs and licenses, net of current portion	74,327	104,755
Goodwill	228,786	228,169
Other intangibles, net	9,301	16,266
Other assets	35,776	37,671

Total assets	$1,189,781	$1,149,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,263	$46,681
Accrued expenses and other current liabilities	211,425	156,768
Deferred revenue	26,348	13,864
Liabilities of discontinued operations	1,181	1,412

Total current liabilities	281,217	218,725

Long-term debt	330,311	316,340
Other long-term liabilities	12,480	16,316
Liabilities of discontinued operations, net of current portion	959	2,319

Total liabilities	624,967	553,700

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 200,000 and 150,000 shares authorized at December 31, 2012 and March 31, 2012, respectively; 93,659 and 90,215 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively	937	902
Additional paid-in capital	819,871	799,431
Accumulated deficit	(263,303)	(211,339)
Accumulated other comprehensive income	7,309	6,733

Total stockholders' equity	564,814	595,727

Total liabilities and stockholders' equity	$1,189,781	$1,149,427

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net revenue	$415,773	$236,325	$914,996	$677,739
Cost of goods sold	216,299	126,467	561,517	412,389

Gross profit	199,474	109,858	353,479	265,350
Selling and marketing	60,724	40,228	205,582	143,684
General and administrative	32,880	29,705	106,891	86,067
Research and development	22,369	16,823	57,001	49,340
Depreciation and amortization	2,509	2,854	7,828	9,383

Total operating expenses	118,482	89,610	377,302	288,474

Income (loss) from operations	80,992	20,248	(23,823)	(23,124)
Interest and other, net	(8,094)	(6,190)	(23,562)	(14,203)

Income (loss) from continuing operations before income taxes	72,898	14,058	(47,385)	(37,327)
Provision (benefit) for income taxes	2,021	(127)	4,947	4,368

Income (loss) from continuing operations	70,877	14,185	(52,332)	(41,695)
Income (loss) from discontinued operations, net of taxes	488	(81)	368	(285)

Net income (loss)	$71,365	$14,104	$(51,964)	$(41,980)

Earnings (loss) per share:
Continuing operations	$0.76	$0.16	$(0.61)	$(0.50)
Discontinued operations	$—	—	—	(0.01)

Basic earnings (loss) per share	$0.76	$0.16	$(0.61)	$(0.51)

Continuing operations	$0.66	$0.16	$(0.61)	$(0.50)
Discontinued operations	—	—	—	(0.01)

Diluted earnings (loss) per share	$0.66	$0.16	$(0.61)	$(0.51)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net income (loss)	$71,365	$14,104	$(51,964)	$(41,980)
Other comprehensive income (loss):
Foreign currency translation adjustment	(360)	(2,783)	(42)	(12,023)
Change in unrealized gains on derivative instruments, net	449	—	618	—

Other comprehensive income (loss)	$89	$(2,783)	$576	$(12,023)

Comprehensive income (loss)	$71,454	$11,321	$(51,388)	$(54,003)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended December 31,
	2012	2011
Operating activities:
Net loss	$(51,964)	$(41,980)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and impairment of software development costs and licenses	189,319	117,158
Depreciation and amortization	7,828	9,383
(Income) loss from discontinued operations	(368)	285
Amortization and impairment of intellectual property	6,678	979
Stock-based compensation	22,778	23,463
Amortization of discount on Convertible Notes	13,971	7,294
Amortization of debt issuance costs	1,521	1,014
Other, net	735	778
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	(49,206)	30,943
Inventory	(7,210)	2,062
Software development costs and licenses	(150,479)	(147,315)
Prepaid expenses, other current and other non-current assets	(474)	4,125
Deferred revenue	12,484	(1,640)
Accounts payable, accrued expenses and other liabilities	47,072	(59,574)
Net cash used in discontinued operations	(1,223)	(1,580)

Net cash provided by (used in) operating activities	41,462	(54,605)

Investing activities:
Purchase of fixed assets	(12,317)	(7,984)
Net cash used in discontinued operations	—	(1,475)

Net cash used in investing activities	(12,317)	(9,459)

Financing activities:
Proceeds from exercise of employee stock options	—	238
Proceeds from issuance of Convertible Notes	—	250,000
Payment of debt issuance costs	—	(6,875)

Net cash provided by financing activities	—	243,363

Effects of foreign currency exchange rates on cash and cash equivalents	(701)	(6,342)

Net increase in cash and cash equivalents	28,444	172,957
Cash and cash equivalents, beginning of period	420,279	280,359

Cash and cash equivalents, end of period	$448,723	$453,316

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

        The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2012 and March 31, 2012 we had $8,291 and $16,464, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets because its use was restricted.

        As of December 31, 2012, the estimated fair value of the Company's 4.375% Convertible Notes due 2014 and the Company's 1.75% Convertible Notes due 2016 was $168,746 and $238,125, respectively. See Note 8 for additional information regarding our Convertible Notes. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

        We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we use hedging programs in an effort to mitigate the effect of foreign currency exchange rate movements.

Cash Flow Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Condensed Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2012, we had $7,843 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2012, we had $10,192 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of December 31, 2012, the fair value of these outstanding forward contracts was $552 and is included in prepaid expenses and other. As of March 31, 2012, the fair value

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2012, we had $24,975 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2012, we had $4,005 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $28,304 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months ended December 31, 2012 and 2011, we recorded gains of $1,016 and $360, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the nine months ended December 31, 2012 and 2011, we recorded gains of $1,260 and $597, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. As of December 31, 2012 and March 31, 2012, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities.

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

	December 31, 2012	March 31, 2012
Liabilities of discontinued operations:
Current:
Accrued expenses and other current liabilities	$1,181	$1,412

Total current liabilities	1,181	1,412
Other non-current liabilities	959	2,319

Total liabilities of discontinued operations	$2,140	$3,731

3. MANAGEMENT AGREEMENT

        In March 2007, we entered into a management services agreement (as amended, the "Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. Strauss Zelnick, the President of ZelnickMedia, serves as our Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, serves as our Chief Operating Officer. In May 2011, we entered into a new management agreement (the "New Management Agreement") with ZelnickMedia pursuant to which ZelnickMedia continues and will continue to provide management, consulting and executive level services to the Company through May 2015. As part of the New Management Agreement, Mr. Zelnick serves as Executive Chairman and Chief Executive Officer and Mr. Slatoff serves as Chief Operating Officer. In September 2011, the New Management Agreement, which upon effectiveness, superseded and replaced the Management Agreement was approved by the Company's stockholders at the Company's 2011 Annual Meeting. The New Management Agreement provides for the annual management fee to remain at $2,500, subject to annual increases in the amount of 3% over the term of the agreement, and the maximum annual bonus was increased to $3,500 from $2,500, subject to annual increases in the amount of 3% over the term of the agreement, based on the Company achieving certain performance thresholds. For the three months ended December 31, 2012 and 2011, we recorded an expense of $2,446 and a benefit of $250, respectively, and for the nine months ended December 31, 2012 and 2011, we recorded an expense of $4,635 and $1,875, respectively, of consulting expense (a component of general and administrative expenses) in consideration for ZelnickMedia's services.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

3. MANAGEMENT AGREEMENT (Continued)

        Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vested over 36 months and expire 10 years from the date of grant. In June 2008, pursuant to the Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia that vested annually over a three year period and 900,000 shares of market-based restricted stock that could have vested over a four year period through June 2012, provided that the Company's Total Shareholder Return (as defined in the relevant grant agreements) was at or higher than the 75th percentile of the NASDAQ Industrial Index measured annually on a cumulative basis. Because the price of our common stock did not achieve its performance targets, the 900,000 shares of market-based restricted stock were forfeited in June 2012. For the three months and nine months ended December 31, 2011, we recorded an expense of $1 and $508, respectively, of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the Management Agreement.

        In addition, pursuant to the New Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that will vest annually through April 1, 2015 and 1,650,000 shares of market-based restricted stock that will be eligible to vest through April 1, 2015, based on the Company's Total Shareholder Return (as defined in the relevant grant agreements) relative to the Total Shareholder Return of the companies that constitute the NASDAQ Composite Index measured annually on a cumulative basis. To earn all of the shares of market-based restricted stock, the Company must perform at the 75th percentile, or top quartile, of the NASDAQ Composite Index. Each reporting period, we remeasure the fair value of the unvested portion of the shares of market-based restricted stock granted to ZelnickMedia. The unvested portion of the shares of restricted stock granted pursuant to the New Management Agreement as of December 31, 2012 and March 31, 2012 was 2,169,750 and 2,750,000 shares, respectively. For the three months ended December 31, 2012 and 2011, we recorded an expense of $1,613 and $6,095, respectively, of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the New Management Agreement. For the nine months ended December 31, 2012 and 2011, we recorded an expense of $2,354 and $6,427, respectively, of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the New Management Agreement.

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

	December 31, 2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Bank-time deposits	$212,103	$212,103	$—	$—
Money market funds	$84,009	$84,009	$—	$—

5. INVENTORY

        Inventory balances by category are as follows:

	December 31, 2012	March 31, 2012
Finished products	$26,088	$20,076
Parts and supplies	3,599	2,401

Inventory	$29,687	$22,477

        Estimated product returns included in inventory at December 31, 2012 and March 31, 2012 were $1,231 and $1,610, respectively.

6. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	December 31, 2012		March 31, 2012
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$192,237	$34,415	$154,557	$84,315
Software development costs, externally developed	3,858	36,912	53,542	14,440
Licenses	3,718	3,000	3,125	6,000

Software development costs and licenses	$199,813	$74,327	$211,224	$104,755

        Software development costs and licenses as of December 31, 2012 and March 31, 2012 included $253,712 and $313,090, respectively, related to titles that have not been released.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	December 31, 2012	March 31, 2012
Software development royalties	$57,077	$31,689
Income tax payable and deferred tax liability	46,382	38,490
Licenses	28,137	32,706
Compensation and benefits	25,132	15,435
Marketing and promotions	21,626	9,771
Rent and deferred rent obligations	6,451	5,511
Professional fees	6,324	4,387
Deferred consideration for acquisitions	2,498	1,399
Other	17,798	17,380

Accrued expenses and other current liabilities	$211,425	$156,768

8. LONG-TERM DEBT

Credit Agreement

        In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100,000, which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at December 31, 2012), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.71% at December 31, 2012), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability. We had no outstanding borrowings at December 31, 2012 and March 31, 2012.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25,000.

        Information related to availability on our Credit Agreement is as follows:

	December 31, 2012	March 31, 2012
Available borrowings	$98,336	$79,069
Outstanding letters of credit	1,664	1,664

        We recorded interest expense and fees related to the Credit Agreement of $160 and $215 for the three months ended December 31, 2012 and 2011, respectively, and $479 and $1,090 for the nine months ended December 31, 2012 and 2011, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. LONG-TERM DEBT (Continued)

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of December 31, 2012, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        The indenture governing the 4.375% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 4.375% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 4.375% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 4.375% Convertible Notes will automatically become due and payable immediately. As of December 31, 2012, we were in compliance with all covenants and requirements outlined in the indenture governing the 4.375% Convertible Notes.

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

        The following table provides additional information related to our 4.375% Convertible Notes:

	December 31, 2012	March 31, 2012
Additional paid-in capital	$42,018	$42,018

Principal amount of 4.375% Convertible Notes	$138,000	$138,000
Unamortized discount of the liability component	15,324	22,369

Net carrying amount of 4.375% Convertible Notes	$122,676	$115,631

Carrying amount of debt issuance costs	$967	$1,479

        The following table provides the components of interest expense related to our 4.375% Convertible Notes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Cash interest expense (coupon interest expense)	$1,509	$1,509	$4,527	$4,527
Non-cash amortization of discount on 4.375% Convertible Notes	2,425	2,131	7,045	6,191
Amortization of debt issuance costs	171	171	512	512

Total interest expense related to 4.375% Convertible Notes	$4,105	$3,811	$12,084	$11,230

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

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of December 31, 2012, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. LONG-TERM DEBT (Continued)

        The following table provides additional information related to our 1.75% Convertible Notes:

	December 31, 2012	March 31, 2012
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	42,365	49,291

Net carrying amount of 1.75% Convertible Notes	$207,635	$200,709

Carrying amount of debt issuance costs	$4,105	$4,979

        The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Cash interest expense (coupon interest expense)	$1,094	$547	$3,282	$547
Non-cash amortization of discount on 1.75% Convertible Notes	2,347	1,103	6,926	1,103
Amortization of debt issuance costs	288	151	874	151

Total interest expense related to 1.75% Convertible Notes	$3,729	$1,801	$11,082	$1,801

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. EARNINGS (LOSS) PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Computation of Basic EPS:
Net income (loss)	$71,365	$14,104	$(51,964)	$(41,980)
Less: net income allocated to participating securities	(5,808)	(939)	—	—

Net income (loss) for basic EPS calculation	$65,557	$13,165	$(51,964)	$(41,980)

Total weighted average shares outstanding—basic	93,338	89,523	85,382	83,003
Less: weighted average participating shares outstanding	(7,596)	(5,958)	—	—

Weighted average common shares outstanding—basic	85,742	83,565	85,382	83,003

Basic EPS	$0.76	$0.16	$(0.61)	$(0.51)

Computation of Diluted EPS:
Net income (loss)	$71,365	$14,104	$(51,964)	$(41,980)
Less: net income allocated to participating securities	(5,808)	(939)	—	—
Add: interest expense, net of tax, on Convertible Notes	7,834	—	—	—

Net income (loss) for diluted EPS calculation	$73,391	$13,165	$(51,964)	$(41,980)

Weighted average common shares outstanding—basic	85,742	83,565	85,382	83,003
Add: dilutive effect of common stock equivalents	26,021	—	—	—

Weighted average common shares outstanding—diluted	111,763	83,565	85,382	83,003

Diluted EPS	$0.66	$0.16	$(0.61)	$(0.51)

        The Company incurred a net loss for the nine months ended December 31, 2012 and 2011; therefore, the basic and diluted weighted average shares outstanding exclude the impact of unvested share-based awards that are considered participating restricted stock and all common stock equivalents because their impact would be antidilutive.

        Our unvested restricted stock rights (including restricted stock units, time-based and market-based restricted stock awards) are considered participating restricted stock since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted stock rights from the numerator and excludes the dilutive impact of those awards from the denominator. For the nine months ended December 31, 2012 and 2011, we had approximately 7,754,000 and 6,225,000, respectively, of unvested share-based awards that are considered participating restricted stock which are excluded due to the net loss for those periods.

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

        Other common stock equivalents excluded from the diluted EPS calculation were unexercised stock option awards of approximately 2,009,000 and 2,293,000 for the nine months ended December 31, 2012 and 2011, respectively, because their effect would be antidilutive. For the three months ended December 31, 2012 and 2011, the Company excluded from its diluted EPS calculation approximately 2,009,000 and 2,293,000, respectively, of common stock equivalents which were antidilutive because the common stock equivalents' exercise prices exceeded the average fair market value of the Company's common stock.

        For the three and nine months ended December 31, 2012, we issued approximately 1,652,000 and 4,490,000 shares, respectively, of common stock in connection with restricted stock awards. During the three and nine months ended December 31, 2012, we canceled approximately 78,000 and 1,076,000 shares, respectively, of unvested restricted stock awards.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

10. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue by geographic region:	2012	2011	2012	2011
United States	$271,555	$153,768	$530,642	$354,547
Europe	87,788	50,391	243,600	212,114
Canada and Latin America	26,018	13,985	70,878	53,880
Asia Pacific	30,412	18,181	69,876	57,198

Total net revenue	$415,773	$236,325	$914,996	$677,739

        Net revenue by product platform was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue by product platform:	2012	2011	2012	2011
Microsoft Xbox 360	$178,527	$91,190	$402,031	$296,519
Sony PlayStation 3	140,377	91,147	315,315	259,787
PC and other	73,559	26,773	160,145	69,010
Nintendo Wii	8,769	10,167	11,394	15,729
Sony PSP	4,560	6,555	9,967	13,528
Nintendo DS	5,263	6,459	8,421	13,187
Sony PlayStation 2	4,718	4,034	7,723	9,979

Total net revenue	$415,773	$236,325	$914,996	$677,739

11. COMMITMENTS AND CONTINGENCIES

        At December 31, 2012, we did not have any significant changes to our commitments since March 31, 2012. See Note 13 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2012 for more information regarding our commitments.

Income Taxes

        Based on the progress and possible settlement of certain audits, we believe it is reasonably possible that our liability for gross unrecognized tax benefits will decrease by approximately $5,330 during the next 12 months. See Note 13 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2012 for more information regarding our gross unrecognized tax benefits.

Legal and Other Proceedings

        We are, or may become, subject to demands and claims (including intellectual property claims) and are involved in routine litigation in the ordinary course of business which we do not believe to be

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

11. COMMITMENTS AND CONTINGENCIES (Continued)

material to our business or financial statements. We have appropriately accrued amounts related to certain of these claims and legal and other proceedings. While it is reasonably possible that a loss may be incurred in excess of the amounts accrued in our financial statements, we believe that such losses, unless otherwise disclosed, would not be material.

12. SUBSEQUENT EVENT

        In January 2013, our board of directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.

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

Overview

Our Business

        We are a leading developer, marketer and publisher of interactive entertainment for consumers around the globe. We develop and publish products through our two wholly-owned labels Rockstar Games and 2K, which publishes its titles under the 2K Games, 2K Sports and 2K Play brands. Our products are designed for console gaming systems such as Sony's PlayStation®3 ("PS3") and PlayStation®2 ("PS2"), Microsoft's Xbox 360® ("Xbox 360") and Nintendo's Wii ("Wii") and Wii U ("Wii U"); handheld gaming systems such as Nintendo's DS ("DS"), Nintendo's 3DS ("3DS") and Sony's PlayStation Portable ("PSP"); and personal computers, including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.

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

        Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 125 million units. Rockstar continues to expand on our established franchises by developing sequels, offering downloadable episodes and content, and releasing titles for smartphones and tablets such as Grand Theft Auto III—10th Anniversary Edition, Max Payne Mobile, and Grand Theft Auto: Vice City 10th Anniversary Edition. In May 2011, Rockstar released the commercially successful and critically acclaimed L.A. Noire, which became the first video game ever chosen as an official selection of the Tribeca Film Festival and has become another key franchise for the Company. Rockstar is also well known for developing brands in other genres, including the Bully and Manhunt franchises.

        2K Games has published a variety of popular entertainment properties across multiple genres and platforms and we expect 2K Games to continue to develop new and successful franchises in the future. 2K Games' internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. 2K Games has also published titles that were externally developed, such as Borderlands, which has become a key franchise for 2K Games since its release in October 2009. 2K Games successfully launched Borderlands 2 in September 2012 and is supporting the title with four add-on content campaigns.

        2K Sports publishes realistic sports simulation titles, including our flagship NBA 2K series, which has been the top-ranked NBA basketball video game for 12 years running, the Major League Baseball 2K series, and our Top Spin tennis series. We develop most of our 2K Sports software titles through our internal development studios. 2K Sports has secured long-term licensing agreements with the National Basketball Association ("NBA"). On January 9, 2013, 2K Sports announced that it had reached an agreement with Major League Baseball, the Major League Baseball Players Association, and Major League Baseball Advanced Media to release Major League Baseball 2K13, the next iteration of the popular MLB 2K franchise.

        2K Play focuses on developing and publishing titles for the casual and family-friendly games market. 2K Play titles are developed by both internal development studios and third-party developers. Internally developed titles include Carnival Games and Let's Cheer!. 2K Play also has an agreement with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer; Go, Diego, Go!; Ni Hao, Kai-lan and The Backyardigans. Throughout the summer and fall of 2012, 2K Play released a new slate of mobile games, including Comedy Central's Indecision Game—our first mobile social game, House Pest Starring Fiasco the Cat, Gridblock and Herd, Herd, Herd. We expect family-oriented gaming to continue to be a component of our business in the future.

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

In addition, during the summer of 2012, 2K Games released our first mobile social game for Japan, NBA 2K All Stars on GREE.

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

Trends and Factors Affecting our Business

        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 10.9% of the Company's net revenue for the nine months ended December 31, 2012. The timing of our Grand Theft Auto releases varies significantly, which in turn may impact our financial performance on a quarterly and annual basis.

        Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for approximately 51.0% and 40.3% of net revenue for the nine months ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and March 31, 2012, amounts due from our five largest customers comprised approximately 57.8% and 61.3% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 32.3% and 40.6% of such balance at December 31, 2012 and March 31, 2012, respectively. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

        Hardware Platforms.    The majority of our products are made for the hardware platforms developed by three companies—Sony, Microsoft and Nintendo. Note 10 to our Unaudited Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that Sony, Microsoft and Nintendo hardware platforms comprised approximately 82.5% of the Company's net revenue by product platform for the nine months ended December 31, 2012. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms declines, which may negatively affect our business. Additionally, our development costs are generally higher for titles based on new platforms, and we have limited ability to predict the consumer acceptance of new platforms, which may affect our sales and profitability. As a result, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

        Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and services. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download on the Internet (from websites we own and others owned by third-parties). We also offer downloadable add-on content for our packaged goods titles. In addition, we are publishing an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download through the Internet. We expect online delivery of games and game services to become an increasing part of our business over the long-term.

Product Releases

        We released the following key titles during the nine months ended December 31, 2012:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Max Payne 3	Rockstar Games	Internal	PS3, Xbox 360	May 15, 2012
Max Payne 3	Rockstar Games	Internal	PC	June 1, 2012
Spec Ops: The Line	2K Games	External	PS3, Xbox 360, PC	June 26, 2012
Borderlands™ 2	2K Games	External	PS3, Xbox 360, PC	September 18, 2012
NBA® 2K13	2K Sports	Internal	PS3, PSP, Xbox 360, Wii, PC	October 2, 2012
XCOM: Enemy Unknown	2K Games	Internal	PS3, Xbox 360, PC	October 9, 2012
NBA® 2K13	2K Sports	Internal	Wii U	November 19, 2012

Product Pipeline

        We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Major League Baseball 2K13	2K Sports	Internal	PS3, Xbox 360	March 5, 2013
BioShock® Infinite	2K Games	Internal	PS3, Xbox 360, PC	March 26, 2013
Grand Theft Auto V	Rockstar Games	Internal	PS3, Xbox 360	September 17, 2013
XCOM®	2K Games	Internal	PS3, Xbox 360, PC	Fiscal year 2014

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

Results of Operations

        Consolidated operating results, net revenue by geographic region and net revenue by platform as a percentage of net revenue are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.0%	53.5%	61.4%	60.8%

Gross profit	48.0%	46.5%	38.6%	39.2%

Selling and marketing	14.6%	17.0%	22.5%	21.2%
General and administrative	7.9%	12.6%	11.7%	12.7%
Research and development	5.4%	7.1%	6.2%	7.3%
Depreciation and amortization	0.6%	1.2%	0.8%	1.4%

Total operating expenses	28.5%	37.9%	41.2%	42.6%

Income (loss) from operations	19.5%	8.6%	(2.6)%	(3.4)%
Interest and other, net	(2.0)%	(2.7)%	(2.6)%	(2.1)%

Income (loss) from continuing operations before income taxes	17.5%	5.9%	(5.2)%	(5.5)%

Provision (benefit) for income taxes	0.5%	(0.1)%	0.5%	0.7%

Income (loss) from continuing operations	17.0%	6.0%	(5.7)%	(6.2)%
Income (loss) from discontinued operations, net of taxes	0.2%	0.0%	0.0%	0.0%

Net income (loss)	17.2%	6.0%	(5.7)%	(6.2)%

Net revenue by geographic region:
United States	65.3%	65.1%	58.0%	52.3%
International	34.7%	34.9%	42.0%	47.7%
Net revenue by platform:
Console	79.9%	83.2%	80.5%	85.9%
PC and other	17.7%	11.3%	17.5%	10.2%
Handheld	2.4%	5.5%	2.0%	3.9%

Three Months Ended December 31, 2012 Compared to December 31, 2011

(thousands of dollars)	2012	%	2011	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$415,773	100.0%	$236,325	100.0%	$179,448	75.9%
Product costs	99,020	23.8%	68,803	29.1%	30,217	43.9%
Software development costs and royalties(1)	77,641	18.7%	27,236	11.5%	50,405	185.1%
Licenses	31,735	7.6%	20,521	8.7%	11,214	54.6%
Internal royalties	7,903	1.9%	9,907	4.2%	(2,004)	(20.2)%

Cost of goods sold	216,299	52.0%	126,467	53.5%	89,832	71.0%

Gross profit	$199,474	48.0%	$109,858	46.5%	$89,616	81.6%

(1)
Includes $1,790 and $794 of stock-based compensation expense in 2012 and 2011, respectively.

        Net revenue increased $179.4 million for the three months ended December 31, 2012 as compared to the prior year. This increase is primarily driven by $163.4 million in net revenue from the current fiscal year's releases mainly Borderlands 2 in September 2012 and XCOM: Enemy Unknown in October 2012 and higher sales of our NBA 2K franchise, as well as approximately $12.7 million in higher sales of our Grand Theft Auto franchise.

        Net revenue on consoles accounted for 79.9% of our total net revenue for the three months ended December 31, 2012 as compared to 83.2% for the prior year primarily due to the increased proportion of total net revenue on PC and other platforms. PC and other sales increased to 17.7% of our total net revenue for the three months ended December 31, 2012 as compared to 11.3% for the prior year primarily due to an increase in net revenue resulting from the October 2012 release of XCOM: Enemy Unknown with proportionally higher PC sales and the September 2012 PC release of Borderlands 2, partially offset by a decrease in net revenue from the November 2011 PC release of L.A. Noire: The Complete Edition. Handheld sales accounted for 2.4% of our total net revenue for the three months ended December 31, 2012 as compared to 5.5% for the prior year primarily due to the increased proportion of total net revenue on PC and other platforms.

        Gross profit as a percentage of net revenue for the three months ended December 31, 2012 was 48.0% as compared to 46.5% for the prior year. The increase was primarily due to improved pricing mix from the releases of Borderlands 2 in September 2012 and XCOM: Enemy Unknown in October 2012 as well as from our NBA 2K franchise, partially offset by higher software development costs and royalties primarily associated with the September 2012 release of Borderlands 2, the October 2012 release of XCOM: Enemy Unknown and the May 2012 release of Max Payne 3.

        Net revenue earned outside of the United States accounted for 34.7% of our total net revenue for the three months ended December 31, 2012 which was in line with 34.9% in the prior year. Foreign currency exchange rates decreased net revenue and gross profit by $0.8 million for the three months ended December 31, 2012 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2012	% of net revenue	2011	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$60,724	14.6%	$40,228	17.0%	$20,496	50.9%
General and administrative	32,880	7.9%	29,705	12.6%	3,175	10.7%
Research and development	22,369	5.4%	16,823	7.1%	5,546	33.0%
Depreciation and amortization	2,509	0.6%	2,854	1.2%	(345)	(12.1)%

Total operating expenses(1)	$118,482	28.5%	$89,610	37.9%	$28,872	32.2%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2012	2011
Selling and marketing	$1,701	$1,336
General and administrative	$4,324	$7,828
Research and development	$866	$845

        Foreign currency exchange rates decreased total operating expenses by $0.2 million for the three months ended December 31, 2012 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased $20.5 million for the three months ended December 31, 2012, as compared to the prior year primarily due to a $14.9 million increase in advertising expenses incurred primarily for the upcoming releases of Grand Theft Auto V and BioShock Infinite, the October 2012 release of XCOM: Enemy Unknown, Borderlands 2 and for our NBA 2K franchise, as compared to advertising expenses incurred in the prior year primarily for Max Payne 3 and Spec Ops: The Line. Also contributing to the increase in selling and marketing expenses is a $4.0 million increase in personnel costs primarily due to higher performance-based incentive compensation as a result of the Company's performance.

General and administrative

        General and administrative expenses increased $3.2 million for the three months ended December 31, 2012, as compared to the prior year primarily due to an increase of $5.0 million for personnel costs and an increase of $2.7 million for consulting expenses, primarily due to higher performance-based incentive compensation as a result of the Company's performance. Partially offsetting the increase in general and administrative expenses is a decrease of $4.5 million in stock-based compensation expense for stock-based awards granted to ZelnickMedia, primarily reflecting the Company's relative stock price performance (see Note 3 to our Unaudited Condensed Consolidated Financial Statements for additional information).

        General and administrative expenses for the three months ended December 31, 2012 and 2011 include occupancy expense (primarily rent, utilities and office expenses) of $4.0 million and $3.6 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased $5.5 million for the three months ended December 31, 2012 as compared to the prior year primarily due to a $5.0 million increase in personnel-related costs primarily due to increased headcount and higher performance-based incentive compensation as a result of the Company's performance.

Interest and other, net

        Interest and other, net was an expense of $8.1 million for the three months ended December 31, 2012, as compared to an expense of $6.2 million for the three months ended December 31, 2011, primarily due to interest expense associated with the November 2011 issuance of the 1.75% Convertible Notes.

Provision (Benefit) for income taxes

        For the three months ended December 31, 2012, income tax expense was $2.0 million, as compared to income tax benefit of $0.1 million for the three months ended December 31, 2011. The increase was primarily attributable to discrete tax benefits related to the resolution of certain foreign tax examinations during the three months ended December 31, 2011 as well as higher earnings subject to tax in foreign jurisdictions during the three months ended December 31, 2012.

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

Net income and earnings per share

        For the three months ended December 31, 2012, our net income was $71.4 million, as compared to net income of $14.1 million in the prior year. Earnings per share for the three months ended December 31, 2012 was $0.76 for basic and $0.66 for diluted earnings as compared to earnings per share of $0.16 for basic and diluted earnings for the three months ended December 31, 2011. Basic weighted average shares outstanding increased compared to the prior year period primarily due to the vesting of restricted stock awards over the last twelve months. Diluted weighted average shares outstanding increased compared to the prior year period primarily due to the inclusion of common stock equivalents underlying the 4.375% Convertible Notes and the 1.75% Convertible Notes. See Note 9 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding earnings per share.

Nine Months Ended December 31, 2012 Compared to December 31, 2011

(thousands of dollars)	2012	%	2011	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$914,996	100.0%	$677,739	100.0%	$237,257	35.0%
Software development costs and royalties(1)	260,180	28.4%	129,086	19.0%	131,094	101.6%
Product costs	244,593	26.7%	207,391	30.6%	37,202	17.9%
Licenses	47,483	5.2%	42,914	6.3%	4,569	10.6%
Internal royalties	9,261	1.1%	32,998	4.9%	(23,737)	(71.9)%

Cost of goods sold	561,517	61.4%	412,389	60.8%	149,128	36.2%

Gross profit	$353,479	38.6%	$265,350	39.2%	$88,129	33.2%

(1)
Includes $8,034 and $4,379 of stock-based compensation expense in 2012 and 2011, respectively.

        Net revenue increased $237.3 million for the nine months ended December 31, 2012 as compared to the prior year. This increase is primarily driven by $497.9 million in net revenue from the current fiscal year's releases mainly Borderlands 2 in September 2012, Max Payne 3 in May 2012, XCOM: Enemy Unknown in October 2012 and Spec Ops: The Line in June 2012 and higher sales of our NBA 2K franchise, as well as approximately $15.6 million in higher sales of our Grand Theft Auto franchise. These increases were partially offset by $248.2 million in lower sales of the previous fiscal year's releases mainly L.A. Noire, which released in May 2011, and Duke Nukem Forever, which released in June 2011.

        Net revenue on consoles decreased to 80.5% of our total net revenue for the nine months ended December 31, 2012 as compared to 85.9% for the same period in the prior year primarily due to the increased proportion of total net revenue on PC and other platforms. PC and other sales increased to 17.5% of our total net revenue for the nine months ended December 31, 2012 as compared to 10.2% for the prior year primarily due to an increase in net revenue resulting from the September 2012 PC release of Borderlands 2, the October 2012 release of XCOM: Enemy Unknown with proportionally higher PC sales and the June 2012 PC releases of Max Payne 3 and Sid Meier's Civilization® V: Gods & Kings, partially offset by the decrease in net revenue from the June 2011 release of Duke Nukem Forever on the PC. Handheld sales accounted for 2.0% of our total net revenue for the nine months ended December 31, 2012 as compared to 3.9% for the prior year primarily due to the increased proportion of total net revenue on PC and other platforms.

        Gross profit as a percentage of net revenue for the nine months ended December 31, 2012 was 38.6% as compared to 39.2% for the prior year. The decrease was primarily due to higher software development costs and royalties primarily associated with the September 2012 release of Borderlands 2, the May 2012 release of Max Payne 3, the October 2012 release of XCOM: Enemy Unknown and the June 2012 release of Spec Ops: The Line. Partially offsetting the decrease in gross profit was improved pricing mix from the releases of Borderlands 2 in September 2012 and XCOM: Enemy Unknown in October 2012 and lower internal royalty expense, which was primarily due to higher income generated in the prior year from the May 2011 release of L.A. Noire.

        Net revenue earned outside of the United States accounted for 42.0% of our total net revenue for the nine months ended December 31, 2012 as compared to 47.7% in the prior year. The year-over-year decrease as a percentage of net revenue earned outside of the United States was primarily due to the September 2012 global release of Borderlands 2 which had proportionally higher net revenue in the United States. Foreign currency exchange rates decreased net revenue and gross profit by $9.6 million and $4.8 million, respectively, for the nine months ended December 31, 2012 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2012	% of net revenue	2011	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$205,582	22.5%	$143,684	21.2%	$61,898	43.1%
General and administrative	106,891	11.7%	86,067	12.7%	20,824	24.2%
Research and development	57,001	6.2%	49,340	7.3%	7,661	15.5%
Depreciation and amortization	7,828	0.8%	9,383	1.4%	(1,555)	(16.6)%

Total operating expenses(1)	$377,302	41.2%	$288,474	42.6%	$88,828	30.8%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2012	2011
Selling and marketing	$4,234	$4,016
General and administrative	$8,723	$12,099
Research and development	$1,787	$2,969

        Foreign currency exchange rates decreased total operating expenses by $3.8 million for the nine months ended December 31, 2012 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased $61.9 million for the nine months ended December 31, 2012, as compared to the prior year primarily due to a $54.0 million increase in advertising expenses primarily incurred for the releases of Borderlands 2 in September 2012, Max Payne 3 in May 2012, Spec Ops: The Line in June 2012 and XCOM: Enemy Unknown in October 2012, as compared to advertising expenses incurred in the prior year for the releases of L.A. Noire in May 2011 and Duke Nukem Forever in June 2011. Also contributing to the increase in selling and marketing expenses is a $5.7 million increase in personnel costs primarily due to higher performance-based incentive compensation as a result of the Company's performance.

General and administrative

        General and administrative expenses increased $20.8 million for the nine months ended December 31, 2012, as compared to the prior year primarily due to a $15.0 million contractual provision that was triggered in June 2012, an increase of $6.2 million for personnel costs and an increase of $2.8 million for consulting expenses, primarily due to higher performance-based incentive compensation as a result of the Company's performance. Partially offsetting the increase in general and administrative expenses is a decrease of $4.1 million in stock-based compensation expense for stock-based awards granted to ZelnickMedia, primarily reflecting the Company's relative stock price performance (see Note 3 to our Unaudited Condensed Consolidated Financial Statements for additional information).

        General and administrative expenses for the nine months ended December 31, 2012 and 2011 include occupancy expense (primarily rent, utilities and office expenses) of $11.8 million and $11.3 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased $7.7 million for the nine months ended December 31, 2012 as compared to the prior year primarily due to an $7.9 million increase in personnel-related costs primarily due to increased headcount and higher performance-based incentive compensation as a result of the Company's performance.

Interest and other, net

        Interest and other, net was an expense of $23.6 million for the nine months ended December 31, 2012, as compared to an expense of $14.2 million for the nine months ended December 31, 2011, primarily due to interest expense associated with the November 2011 issuance of the 1.75% Convertible Notes.

Provision for income taxes

        For the nine months ended December 31, 2012, income tax expense was $4.9 million, as compared to income tax expense of $4.4 million for the nine months ended December 31, 2011. The increase was primarily attributable to discrete tax benefits related to the resolution of certain foreign tax examinations during the nine months ended December 31, 2011 and an increase in state taxes during the nine months ended December 31, 2012, partially offset by lower income and tax rates in foreign jurisdictions during the nine months ended December 31, 2012.

        Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances and changes in gross unrecognized tax benefits during the periods.

        We are generally no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended October 31, 2010 and state income tax returns for periods prior to fiscal year ended October 31, 2004. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended October 31, 2005. U.S. federal taxing authorities have completed their audit of fiscal years ending October 31, 2008 and 2009. Certain U.S. state taxing authorities are currently examining our income tax returns from fiscal years ended October 31, 2004 through October 31, 2009. In addition, tax authorities in certain non-U.S. jurisdictions are currently examining our income tax returns. Based on the progress and possible settlement of certain audits, we believe it is reasonably possible that our liability for gross unrecognized tax benefits will decrease by approximately $5.3 million during the next 12 months.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and net loss per share

        For the nine months ended December 31, 2012, our net loss was $52.0 million, as compared to a net loss of $42.0 million in the prior year. Net loss per share for the nine months ended December 31, 2012 was $0.61 as compared to a net loss per share of $0.51 for the nine months ended December 31, 2011. Basic and diluted weighted average shares outstanding increased compared to the prior year period primarily due to the vesting of restricted stock awards over the last twelve months. See Note 9 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding net loss per share.

Liquidity and Capital Resources

        Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our Credit Agreement and our Convertible Notes to satisfy our working capital needs.

Credit Agreement

        In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100.0 million, which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at December 31, 2012), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.71% at December 31, 2012), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

        As of December 31, 2012, there was $98.3 million available to borrow under the Credit Agreement. At December 31, 2012, we had no outstanding borrowings under the Credit Agreement and $1.7 million of letters of credit outstanding.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of December 31, 2012, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        The indenture governing the 4.375% Convertible Notes contains customary terms and covenants and events of default. As of December 31, 2012, we were in compliance with all covenants and requirements outlined in the indenture governing the 4.375% Convertible Notes.

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

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. As of December 31, 2012, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for approximately 51.0% and 40.3% of net revenue for the nine months ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and March 31, 2012, amounts due from our five largest customers comprised approximately 57.8% and 61.3% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 32.3% and 40.6% of such balance at December 31, 2012 and March 31, 2012, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer's credit worthiness and economic conditions that may impact our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

        As of December 31, 2012, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $143.0 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax impact to the extent possible. However, any repatriation may not result in actual cash payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits.

        In January 2013, our board of directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason.

        Our changes in cash flows were as follows:

	Nine Months Ended December 31,
(thousands of dollars)	2012	2011
Net cash provided by (used in) operating activities	$41,462	$(54,605)
Net cash used in investing activities	(12,317)	(9,459)
Net cash provided by financing activities	—	243,363
Effects of foreign currency exchange rates on cash and cash equivalents	(701)	(6,342)

Net increase in cash and cash equivalents	$28,444	$172,957

        At December 31, 2012 we had $448.7 million of cash and cash equivalents, compared to $420.3 million at March 31, 2012. Our increase in cash and cash equivalents from March 31, 2012 was primarily a result of net cash provided by operating activities primarily due to cash generated from our strong triple-A titles this year, partially offset by net cash used in investing activities due to purchases of fixed assets.

Off-Balance Sheet Arrangements

        As of December 31, 2012 and March 31, 2012, we did not have any relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any off-balance sheet arrangements and are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Latin America, Asia and Australia. For the three months ended December 31, 2012 and 2011, approximately 34.7% and 34.9%, respectively, of our net revenue was earned outside of the United States. For the nine months ended December 31, 2012 and 2011, approximately 42.0% and 47.7%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at December 31, 2012), or (b) 2.50% to 3.00% above the LIBOR rate (approximately 2.71% at December 31, 2012), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The 1.75% Convertible Notes and the 4.375% Convertible Notes pay interest semi-annually at a fixed rate of 1.75% and 4.375%, respectively, per annum and we expect that there will be no fluctuation related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 8 to our Unaudited Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the nine months ended December 31,

2012, our foreign currency translation loss adjustment was immaterial. We recognized a foreign currency exchange transaction loss for the nine months ended December 31, 2012 and 2011 of $0.7 million and $0.9 million, respectively, in interest and other, net in our Condensed Consolidated Statements of Operations.

Cash Flow Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Condensed Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2012, we had $7.8 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2012, we had $10.2 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of December 31, 2012, the fair value of these outstanding forward contracts was $0.6 million and is included in prepaid expenses and other. As of March 31, 2012, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter- company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2012, we had $25.0 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2012, we had $4.0 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $28.3 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months ended December 31, 2012 and 2011, we recorded gains of $1.0 million and $0.4 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the nine months ended December 31, 2012 and 2011, we recorded gains of $1.3 million and

$0.6 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. As of December 31, 2012 and March 31, 2012, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities.

        Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the nine months ended December 31, 2012, 42.0% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.2%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.2%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits

Exhibits:
10.1	Amendment No. 1 to the Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan, dated October 29, 2012.+
10.2	Amendment to the Xbox 360 Publisher License Agreement, dated December 11, 2012, between the Company and Microsoft Licensing, GP.*
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

+
Represents a management contract or compensatory plan or arrangement.

*
Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Exchange Act Rule 24b-2.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2012 and March 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and December 31, 2011; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: February 5, 2013	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 5, 2013	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial Officer (Principal Financial Officer)