Form 10-K
period 2013-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2013-05-14
CIK 946581

Use these links to rapidly review the document

TAKE-TWO INTERACTIVE SOFTWARE, INC. FISCAL YEAR ENDED MARCH 31, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $902,407,000.

As of May 9, 2013, there were 91,870,014 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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

PART I

Item 1.    Business

General

We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products through our two wholly-owned labels Rockstar Games and 2K. Our products are currently designed for console gaming systems such as Sony's PlayStation®3 ("PS3"), Microsoft's Xbox 360® ("Xbox 360") and Nintendo's Wii™ ("Wii") and Wii U ("Wii U"); handheld gaming systems such as Nintendo's DS ("DS") and Sony's PlayStation Portable ("PSP"); and personal computers including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.

As a result of the widening popularity of interactive entertainment, the video game market is expected to continue to grow in coming years. Growth is expected to be driven by continuing increases in the installed base of traditional consoles, along with the growing popularity of games played on emerging platforms such as tablets and smartphones, and online including through social networks. According to the "Global Video Game Market" published by International Development Group ("IDG") in April 2013, the installed base of console systems and handhelds devices grew to 540.4 million units as of December 2012, an increase of 42.6 million units or 9% from December 2011, and forecasts that the number will increase to an estimated 703.9 million units in calendar 2017. Further, according to IDG, global sales of console, handheld, PC software and digital gaming segments, inclusive of mobile gaming platforms and online, surpassed $63.3 billion in calendar 2012 and forecasts that their annual sales will increase to an estimated $89.2 billion in calendar 2017.

The demographics of the interactive entertainment industry audience have broadened significantly in recent years, with video games becoming an increasingly popular form of mainstream entertainment. According to the "2012 Essential Facts About The Computer And Video Game Industry" published by Entertainment Software Association ("ESA"), the average U.S. household owns at least one dedicated game console or personal computer. The average game player is 30 years old and has been actively playing for 12 years.

Our core strategy is to capitalize on the popularity of video games by developing and publishing high-quality interactive entertainment experiences across a range of genres. We focus on building compelling franchises by publishing a select number of titles for which we can create sequels and add-on content. We support the success of our products in the marketplace through innovative marketing programs and global distribution on all platforms and through all channels that are relevant to our target audience.

We were incorporated under the laws of the State of Delaware in 1993 and are headquartered in New York, New York with 2,440 employees globally. Our telephone number is (646) 536-2842 and our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Corporate—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

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

Strategy

Overview.    We endeavor to be the most creative, innovative and efficient company in our industry. Our core strategy is to capitalize on the popularity of video games by developing and publishing high-quality interactive entertainment experiences across a range of genres. We focus on building compelling franchises by publishing a select number of titles for which we can create sequels and add-on content. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres, including action, adventure, family/casual, racing, role-playing, shooter, sports and strategy, which we distribute worldwide. We believe that our commitment to creativity and innovation is a distinguishing strength, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands to match the broad consumer demographics we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on all platforms and through all channels that are relevant to our target audience.

Support Label Structure to Target Distinct Market Segments.    Our business consists of our wholly-owned labels Rockstar Games and 2K. Rockstar Games is the developer and publisher of the interactive entertainment industry's most iconic and critically acclaimed brand, Grand Theft Auto, as well as other successful franchises, including L.A. Noire, Max Payne, Midnight Club, and Red Dead. We expect Rockstar Games to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing franchises as well as developing new brands. 2K publishes high-quality, owned and licensed titles across a range of genres including shooter, action, role-playing, strategy, sports and family/casual. 2K is the publisher of a number of critically acclaimed, multi-million unit selling franchises including BioShock, Borderlands, Carnival Games, Mafia, NBA 2K, Sid Meier's Civilization and XCOM. In February 2013, 2K entered into an exclusive multi-year agreement with World Wrestling Entertainment, Inc. ("WWE") to publish the WWE video game franchise worldwide. We expect 2K to continue to be a leader by building on its existing brands, as well as developing new franchises in the future. We also have expansion initiatives in the rapidly growing Asia markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea.

Focus on Core Strength of Producing Select, High Quality Titles.    We focus on publishing a select number of high-quality titles based on internally-owned and developed intellectual property, which typically provide higher margins than licensed products. We currently own the intellectual property rights of 20 proprietary brands. In addition, we will selectively develop titles based on licensed properties, including sports, and also publish externally developed titles.

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

Leverage Emerging Technologies, Platforms and Distribution Channels, Including Digitally Delivered Content.    Interactive entertainment played on mobile platforms, including tablets and smartphones, and online platforms, including social networks, represent exciting opportunities to enhance our growth and profitability. In addition, the interactive entertainment software industry is delivering a growing amount of content for traditional platforms through digital download on the Internet. We provide a variety of online delivered products and offerings. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download on the Internet (from websites we own and others owned by third-parties). We also offer downloadable add-on content for our packaged goods titles. In addition, we are publishing an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download through the Internet. We will continue to invest in emerging opportunities in mobile and online gameplay, particularly for our wholly-owned franchises, as well as downloadable content and micro-transactions, where gamers can pay to download additional content to enhance their game playing experience.

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

Our Businesses

Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third-parties for our benefit. Operating margins are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. We have internal development studios located in Australia, Canada, China, Czech Republic, the United Kingdom and the United States. As of March 31, 2013, we had a research and development staff of 1,808 employees with the technical capabilities to develop software titles for all major current and prior generation consoles, handheld hardware platforms and PCs in multiple languages and territories.

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

We continue to explore evolving business models such as downloadable content, online gaming and micro-transactions. We expect downloadable content to become more prevalent as broadband connectivity continues to gain popularity and digital delivery platforms gain additional customers. We also have expansion initiatives in the Asia markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea.

Rockstar Games.    Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 127 million units. Rockstar continues to expand on our established franchises by developing sequels, offering downloadable episodes and content, and releasing titles for smartphones and tablets such as Grand Theft Auto III—10 th Anniversary Edition, Max Payne Mobile, and Grand Theft Auto: Vice City 10 th Anniversary Edition. In May 2011, Rockstar released the commercially successful and critically acclaimed L.A. Noire , which became the first video game ever chosen as an official selection of the Tribeca Film Festival and has become another key franchise for the Company. Rockstar is also well known for developing brands in other genres, including the Bully and Manhunt franchises.

2K.    Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new and successful franchises in the future.

2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. 2K also publishes highly successful externally developed franchises, such as Borderlands. 2K successfully launched Borderlands 2 in September 2012 and is supporting the title with a robust add-on content campaign. In addition, in October 2012, 2K released XCOM: Enemy Unknown, which, along with Borderlands 2 and NBA 2K13, was among the ten highest-rated console video game releases of 2012 based on average review score on Metacritic.com. XCOM: Enemy Unknown is being supported with add-on content and we expect the title to become another successful franchise for the Company.

2K publishes a range of realistic sports simulation titles, including our flagship NBA 2K series, which has been the top-ranked NBA basketball video game for 12 years running, the Major League Baseball 2K series, and our Top Spin tennis series. We develop most of our sports simulation software titles through our internal development studios. 2K has secured long-term licensing agreements with the National Basketball Association ("NBA"). In addition, in February 2013, 2K entered into an exclusive multi-year agreement with WWE to publish the WWE video game franchise worldwide.

2K also develops and publishes titles for the casual and family-friendly games market. Internally developed titles include Carnival Games and Let's Cheer!. 2K also has an agreement with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer, Go, Diego, Go!, Ni Hao, Kai-lan and The Backyardigans . Throughout the summer and fall of 2012, 2K released a new slate of casual mobile games, including Comedy Central's Indecision Game, House Pest Starring Fiasco the Cat, Gridblock and Herd, Herd, Herd.

We also have expansion initiatives in the rapidly growing Asia markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia. In October 2012, NBA 2K Online, our free-to-play NBA simulation game co-developed by 2K and Tencent, launched commercially on the Tencent Games portal in China. In May 2013, Pro Baseball 2K, our online baseball simulation game co-developed by 2K and Nexon Corporation, launched commercially in Korea. In addition, during the summer of 2012, 2K released our first mobile social game for Japan, NBA 2K All Stars on the GREE social platform.

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

Intellectual Property

Our business is highly dependent on the creation, acquisition, licensing and protection of intellectual property. Some of the intellectual property rights we have created or acquired for our internally-owned portfolio of brands are: BioShock, Bully, Carnival Games, The Darkness, Grand Theft Auto, L.A. Noire,

Mafia, Manhunt, Max Payne, Midnight Club, Red Dead, Rockstar Games Presents Table Tennis, Sid Meier's Civilization, Sid Meier's Pirates!, Spec Ops, Top Spin and XCOM. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Although we generally do not hold any patents, we obtain trademark and copyright registrations for many of our products.

We also enter into content license agreements, such as those with sports leagues, players associations, music labels and musicians. These licenses are typically limited to use of the licensed rights in products for specific time periods. In addition, we license and include console manufacturer technology in our products on a non-exclusive basis, which allows our games to be played on their respective hardware systems.

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

Sales

We sell software titles to retail outlets in the United States, Europe, Canada, Latin America and Asia Pacific through direct relationships with large retail customers and third-party distributors. Our customers in the United States include, among others, Wal-Mart, GameStop, Best Buy and Amazon. Our international customers include, among others, Game, GameStop, GEM Distribution and Media Markt. We have sales operations in Australia, Austria, Canada, France, Germany, Japan, Korea, the Netherlands, New Zealand, Singapore, Spain, Switzerland, Taiwan, the United Kingdom and the United States.

We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the fiscal year ended March 31, 2013 accounted for approximately 52.5% of our net revenue, with GameStop accounting for 23.8%. No other customer accounted for more than 10.0% of our net revenue during the fiscal year ended March 31, 2013.

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

Marketing

Our marketing and promotional efforts are intended to maximize consumer interest in our titles, promote brand name recognition of our franchises, assist retailers and properly position, package and merchandise our titles. From time to time, we also receive marketing support from hardware manufacturers in connection with their own promotional efforts.

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

  •
  Stimulating continued sales by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price concessions may occur at any time in a product's life cycle, but typically occur three to nine months after a product's initial launch. During the fiscal years ended March 31, 2013, 2012 and 2011, price concessions amounted to $66.2 million, $86.0 million and $59.9 million, respectively. In certain international markets, we also provide volume rebates to stimulate continued product sales.

  •
  Employing various other marketing methods designed to promote consumer awareness, including social media, in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, attendance at trade shows as well as product sampling through demonstration software distributed through the Internet or the digital online services.

In addition to our media, retail and public relations campaigns, an important part of our marketing strategy leverages evolving business models, such as downloadable add-on content for our front line titles. Add-on content generates incremental revenues and also helps to prolong consumer engagement with our titles, which extends the life of each new release and enhances the value of our franchises. As of March 31, 2013, we had a sales and marketing staff of 303 people.

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

Competition

In our business, we compete with:

  •
  Companies that range in size and cost structure from very small with limited resources to very large companies with greater financial, marketing and technical personnel and other resources than ours, including Activision Blizzard, Electronic Arts, and international companies, such as Capcom, Konami, Namco-Bandai, SEGA, Square Enix and Ubisoft.

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

  •
  Other forms of entertainment such as motion pictures, television and audio, social networking, online computer programs, mobile games and other forms of entertainment which may be less expensive or provide other advantages to consumers.

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

Trends and Factors Affecting our Business

Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 11.3% of the Company's net revenue for the fiscal year ended March 31, 2013. The timing of our Grand Theft Auto releases varies significantly, which in turn may affect our financial performance on a quarterly and annual basis.

Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 52.5%, 43.9% and 43.8% of net revenue during the fiscal years ended March 31, 2013, 2012 and 2011, respectively. As of March 31, 2013 and 2012, our five largest customers comprised approximately 57.2% and 61.3% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 30.5% and 40.6% of such balance at March 31, 2013 and 2012, respectively. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

Hardware Platforms.    We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS3, Microsoft's Xbox 360 and Nintendo's Wii, which comprised approximately 79.5% of the Company's net revenue by product platform for the fiscal year ended March 31, 2013. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms declines, which may negatively affect our business. Additionally, our development costs are generally higher for titles based on new platforms, and we have limited ability to predict the consumer acceptance of the new platforms, which may affect our sales and profitability. As a result, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download through the Internet (from websites we own and others owned by third-parties). We also offer downloadable add-on content to our packaged goods titles. In addition, we are publishing an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download through the Internet. Note 15 to our Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised approximately 21.1% of the Company's net revenue by distribution channel for the fiscal year ended March 31, 2013. We expect online delivery of games and game offerings to become an increasing part of our business over the long-term.

International Operations

International sales are a significant part of our business. For the fiscal years ended March 31, 2013, 2012 and 2011, approximately 41.5%, 45.6% and 45.5%, respectively, of our net revenue was earned outside the United States. We have also expanded our Asian operations in an effort to increase our geographical scope and diversify our revenue base. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results. See Notes 1 and 15 to the Consolidated Financial Statements.

Segment and Geographic Information

See Note 15 to the Consolidated Financial Statements.

Employees

As of March 31, 2013, we had 2,440 full-time employees, of which 1,238 were employed outside of the United States. None of our employees are subject to collective bargaining agreements. We consider our relations with employees to be satisfactory.

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

Grand Theft Auto and certain of our other titles are "hit" products and have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 11.3% of the Company's net revenue for the fiscal year ended March 31, 2013 and the ten best-selling titles (including Grand Theft Auto) that significantly contributed to the Company's net revenue for the fiscal year ended March 31, 2013 in the aggregate accounted for approximately 91.1% of the Company's net revenue. If we fail to continue to develop and sell new commercially successful "hit" titles or sequels to such "hit" titles or experience any delays in product releases or disruptions following the commercial release of our "hit" titles or their sequels, our revenue and profits may decrease substantially and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline. In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. Widespread consumer adoption of these new platforms for games and other technological advances in online or mobile game offerings could negatively affect our sales of console and traditional PC products before we have an opportunity to develop profitable businesses in such markets.

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

Our business is subject to our ability to develop commercially successful products for the current generation video game platforms and our ability to transition our business model and strategy to the next generation platforms.

We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS3, Microsoft's Xbox 360 and Nintendo's Wii, which comprised approximately 79.5% of the Company's net revenue by product platform for the fiscal year ended March 31, 2013. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

Video game hardware platforms have historically had a life cycle of four to six years and we anticipate a transition to new console platforms in the near future. During any such transitional period, our success will depend on our ability to develop our products and services for these next-generation consoles. This transition may require significant costs and management resources. There can be no assurance that we will be able to successfully transition our business model and strategy to these new platforms. Further, the hardware manufacturers are not required to enter into agreements with us with respect to new consoles and these manufacturers may choose to impose more restrictive terms or adopt very different business models and fee structures. As a result, the transition to new platforms could have a material adverse effect on our business and financial statements.

Connectivity issues related to digital delivery platforms could affect our ability to sell and provide online services for our products and could affect our profitability.

We rely upon third-party digital delivery platforms, such as Steam, Microsoft's Xbox Live and Sony Entertainment Network, to provide connectivity from the consumer to our digital products and our online services. Connectivity issues could prevent customers from accessing this content and our ability to successfully market and sell our products could be adversely affected. In addition, we could experience similar issues related to services we host on our internal servers. Such issues also could affect our ability to provide online services and could affect our business.

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

Our efforts to expand into new products and services may subject us to additional risks.

In recent years, we have invested in emerging opportunities in interactive entertainment played on mobile platforms, including tablets and smartphones, and online platforms, including social networks. We have also grown our product offerings that are available through digital download. We are actively investing to capitalize on these trends in order to diversify our product mix, reduce our operating risks, and increase our revenue. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. There is no assurance that we will be able to attract a sufficiently large number of customers or recover costs incurred for developing and marketing these new products or services. External factors, such as competitive alternatives and shifting market preferences, may also impact the successful implementation of any new products or services. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and financial statements.

We depend on our key management and product development personnel.

Our continued success will depend to a significant extent on our senior management team and our relationship with ZelnickMedia Corporation ("ZelnickMedia"). Our Executive Chairman and Chief Executive Officer and President are partners of ZelnickMedia. We are also highly dependent on the expertise, skills and knowledge of certain of our Rockstar employees and other key creative personnel responsible for content creation and development of our Grand Theft Auto titles and titles based on other brands. We may not be able to continue to retain these personnel at current compensation levels, or at all.

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

Most of our products involve discretionary spending on the part of consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles as consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. Adverse economic conditions such as a prolonged U.S. or international general economic downturn, including periods of increased inflation, unemployment levels, tax rates, interest rates, energy prices or declining consumer confidence could also reduce consumer spending. Reduced consumer spending has and may continue to result in reduced demand for our products and may also require increased selling and promotional expenses, which has had and may continue to have an adverse effect on our business, financial condition and operating results. In addition, during periods of relative economic weakness, our consolidated credit risk, reflecting our counterparty dealings with distributors, customers, capital providers and others may increase, perhaps materially so. Furthermore, uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse effect on our financial condition and operating results. If economic conditions worsen, our business, financial condition and operating results could be adversely affected.

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition.

We are subject to income taxes in the U.S. and in various other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. We are required to estimate future taxes. Although we currently believe our tax estimates are reasonable, the estimate process is inherently uncertain, and such estimates are not binding on tax authorities. Further, our effective tax rate could be adversely affected by a variety of factors, including changes in the business, including the mix of earnings in countries with differing statutory tax rates, changes in tax elections, and changes in applicable tax laws. Additionally, tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should the ultimate tax liability exceed estimates, our income tax provision and net income or loss could be adversely affected.

Beginning in fiscal year 2006, we recorded a valuation allowance against most of our U.S. deferred tax assets. We expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggest that these benefits are more likely than not to be realized. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income or loss could be materially affected.

We earn a significant amount of our operating income, and hold a significant portion of our cash, outside the U.S. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the Company. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our income tax provision and financial condition.

We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the U.S. and foreign jurisdictions. We are regularly under examination by tax authorities with respect to these non-income taxes. There can be no assurance that the outcomes from these examinations, changes in our business or changes in applicable tax rules will not have an adverse effect on our net income or loss and financial condition.

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

A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers during the fiscal year ended March 31, 2013 accounted for approximately 52.5% of our net revenue, with GameStop accounting for 23.8%. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over), could materially adversely affect our business and operating results. Furthermore, our customers may also be placed into bankruptcy, become insolvent or be liquidated due to economic downturns, global contractions of credit or for other factors. Bankruptcies or consolidations of certain large retail customers could seriously hurt our business, including as a result of uncollectible accounts receivable from such customers and the concentration of purchasing power among remaining large retailers. In addition, our results of operations may be adversely affected if certain of our customers who purchase on credit terms are no longer eligible to purchase on such terms due to their financial distress, which may reduce the quantity of products they demand from us.

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

We compete for both licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. We also compete with domestic game publishers, such as Activision Blizzard and Electronic Arts and international publishers, such as Capcom, Konami, Namco-Bandai, SEGA, Square Enix and Ubisoft. As our business is dependent upon our ability to develop hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel and other resources than we do and are able to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties. Our titles also compete with other forms of entertainment, such as social media and casual games, in addition to motion pictures, television and audio and video products featuring similar themes, online computer programs and other entertainment, which may be less expensive or provide other advantages to consumers.

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

In the United States, if the ESRB rates a game as "AO" (age 18 and older), platform licensors may not certify the game and retailers may refuse to sell it. In addition, some consumers have reacted to re-ratings or controversial game content by refusing to purchase such games, demanding refunds for games that they had already purchased, and refraining from buying other games published by us. Many of our Rockstar titles and certain of our 2K titles have been rated "M" (age 17 and older) by the ESRB. If we are unable to obtain "M" ratings and instead receive "AO" ratings on future versions of those or similar titles as a result of changes in the ESRB's ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected. If any of our games are re-rated by the ESRB or other foreign based ratings organizations, we could be exposed to litigation, administrative fines and penalties and other potential liabilities, and our operating results and financial condition could be significantly affected.

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

Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. Note 15 to our Consolidated Financial Statements, "Segment and Geographic Information," discloses that sales in Europe comprised approximately 27.0% of the Company's net revenue for the fiscal year ended March 31, 2013. We have also expanded our Asian operations in an effort to increase our geographical scope and diversify our revenue base. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant influence on our operating results. Many of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.

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

Certain of our products are based on or incorporate intellectual property owned by others. For example, certain of our 2K products include rights licensed from major sports leagues and players' associations. Similarly, some of our other titles are based on licenses of popular entertainment products. Competition for these licenses is intense. If we are unable to maintain these licenses or obtain additional licenses on reasonable economic terms or with significant commercial value, our revenue and profitability could decline significantly. Competition for these licenses may also increase the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs and adversely affect our profitability. In addition, on certain intellectual property licenses, we are subject to guaranteed minimum payments, royalties or standards of performance and may not be able to terminate these agreements prior to their stated expiration. If such licensed products do not generate revenues in excess of such minimum guarantees, our profitability will be adversely affected.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal executive offices are located at 622 Broadway, New York, New York in approximately 64,000 square feet of space under a lease expiring in March 2023 for an annual rent of approximately $2.9 million.

Take-Two Interactive Software Europe Ltd, our wholly-owned subsidiary, leases 12,500 square feet of office space in Windsor, United Kingdom for an annual rent of approximately $0.5 million plus taxes and utilities, which expires in December 2021. Rockstar North, our wholly-owned subsidiary, leases 42,000 square feet of office space in Edinburgh, Scotland, for an annual rent of approximately $2.1 million. That lease expires in 2015.

2K corporate offices and two development studios occupy approximately 84,000 square feet of leased office space in Novato, California. The lease provides for an annual rent of approximately $2.6 million and expires in 2019.

In addition, our other subsidiaries lease office space in Sydney and Canberra, Australia; Toronto, Canada; Chengdu, Hanghzhou and Shanghai, China; Brno and Prague, Czech Republic; Paris, France; Munich, Germany; Tokyo, Japan; Seoul, Korea; Breda, Netherlands; Auckland, New Zealand; Newton, Singapore; Madrid, Spain; Taipei, Taiwan; London, Lincoln, and Leeds, United Kingdom and, in the United States, San Diego, and Northridge, California; Sparks, Maryland; Andover and Quincy, Massachusetts; Las Vegas, Nevada; Glen Cove, New York; Cincinnati, Ohio; Kirkland, Washington; for an aggregate annual rent of approximately $9.0 million.

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

Market Information and Holders

Our common stock trades on the NASDAQ Global Select Market under the symbol "TTWO." The following table sets forth, for the periods indicated, the range of the high and low sale prices for our common stock as reported by NASDAQ.

	High	Low
Fiscal Year Ended March 31, 2013
First Quarter ended June 30, 2012	$15.67	$9.13
Second Quarter ended September 30, 2012	11.36	7.37
Third Quarter ended December 31, 2012	13.38	10.01
Fourth Quarter ended March 31, 2013	16.16	11.11
Fiscal Year Ended March 31, 2012
First Quarter ended June 30, 2011	$17.58	$14.26
Second Quarter ended September 30, 2011	15.77	10.63
Third Quarter ended December 31, 2011	16.27	11.78
Fourth Quarter ended March 31, 2012	16.99	13.78

The number of record holders of our common stock was 73 as of May 9, 2013.

Dividend Policy

We have never declared or paid cash dividends. We currently anticipate that all future earnings will be retained to finance the growth of our business and we do not expect to declare or pay any cash dividends in the foreseeable future. The payment of dividends in the future is within the discretion of our Board of Directors and will depend upon future earnings, capital requirements and other relevant factors. Our Credit Agreement restricts the payment of dividends on our stock. See "Liquidity and Capital Resources" under Item 7 for a fuller description of the Credit Agreement.

Securities Authorized for Issuance under Equity Compensation Plans

The table setting forth this information is included in Part III—Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Performance Graph

The following line graph compares, from October 31, 2007 through March 31, 2013, the cumulative total stockholder return on our common stock with the cumulative total return on the stocks comprising the NASDAQ Composite Index and the stocks comprising a peer group index consisting of Activision Blizzard and Electronic Arts. The comparison assumes $100 was invested on October 31, 2007 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

Comparison of 65 Month Cumulative Total Return*
Among Take-Two Interactive Software, Inc., The NASDAQ Composite Index and a Peer Group
March 2013

*
$100 invested on October 31, 2007 in stock or index- including reinvestment of dividends.

	October 31, 2007	October 31, 2008	October 31, 2009	March 31, 2010	March 31, 2011	March 31, 2012	March 31, 2013
Take-Two Interactive Software, Inc.	$100.00	$63.16	$58.42	$52.56	$81.86	$81.96	$86.01
NASDAQ Composite-Total Returns	100.00	60.69	72.88	85.25	99.91	112.27	120.57
Peer Group	100.00	55.08	46.11	50.51	48.47	51.91	58.65

Issuer Purchases of Equity Securities

In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. Through March 31, 2013, the Company has not repurchased any shares of our common stock as part of the program.

Item 6.    Selected Financial Data

The following tables present selected financial data for the three fiscal years ended March 31, 2013, five months ended March 31, 2010 and the two fiscal years ended October 31, 2009 (in thousands, except per share data).

					Fiscal Year Ended October 31,
	Fiscal Year Ended March 31,
				Five Months Ended March 31, 2010
STATEMENT OF OPERATIONS DATA:	2013	2012	2011		2009	2008
Net revenue	$1,214,483	$825,823	$1,136,876	$359,231	$701,057	$1,231,106
Cost of goods sold	715,837	528,855	689,381	222,396	467,576	709,719

Gross profit	498,646	296,968	447,495	136,835	233,481	521,387

Selling and marketing	257,329	183,749	176,294	72,402	141,962	154,396
General and administrative	147,260	121,200	109,484	43,466	130,376	166,228
Research and development	78,184	64,162	69,576	25,279	63,748	63,929
Business reorganization and related	—	—	—	—	—	4,478
Depreciation and amortization	10,634	12,123	14,999	6,622	17,574	21,322

Total operating expenses	493,407	381,234	370,353	147,769	353,660	410,353

Income (loss) from operations	5,239	(84,266)	77,142	(10,934)	(120,179)	111,034
Interest and other, net	(31,351)	(19,571)	(13,519)	(11,352)	(5,771)	(3,279)

Income (loss) from continuing operations before income taxes	(26,112)	(103,837)	63,623	(22,286)	(125,950)	107,755

Provision for income taxes	5,050	3,863	9,819	4,266	4,487	13,271

Income (loss) from continuing operations	(31,162)	(107,700)	53,804	(26,552)	(130,437)	94,484
Income (loss) from discontinued operations, net of taxes	1,671	(1,116)	(5,346)	(2,250)	(10,017)	2,613

Net income (loss)	$(29,491)	$(108,816)	$48,458	$(28,802)	$(140,454)	$97,097

Earnings (loss) per share:
Continuing operations	$(0.36)	$(1.30)	$0.62	$(0.34)	$(1.70)	$1.23
Discontinued operations	0.02	(0.01)	(0.06)	(0.03)	(0.13)	0.03

Basic earnings (loss) per share	$(0.34)	$(1.31)	$0.56	$(0.37)	$(1.83)	$1.26

Continuing operations	$(0.36)	$(1.30)	$0.62	$(0.34)	$(1.70)	$1.22
Discontinued operations	0.02	(0.01)	(0.06)	(0.03)	(0.13)	0.03

Diluted earnings (loss) per share	$(0.34)	$(1.31)	$0.56	$(0.37)	$(1.83)	$1.25

Weighted average shares outstanding:
Basic	85,581	83,356	86,127	78,453	76,815	77,254
Diluted	85,581	83,356	86,139	78,453	76,815	77,666

	As of March 31,				As of October 31,
BALANCE SHEET DATA:	2013	2012	2011	2010	2009	2008
Cash and cash equivalents	$402,502	$420,279	$280,359	$145,838	$102,083	$280,277
Working capital	529,153	524,892	335,715	216,733	274,274	358,355
Total assets	1,277,839	1,149,427	971,659	839,276	1,007,128	1,083,352
Long-term debt	335,202	316,340	107,239	99,865	97,063	70,000
Total liabilities	689,844	553,700	356,380	318,653	461,502	468,234
Stockholders' equity	587,995	595,727	615,279	520,623	545,626	615,118

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products through our two wholly-owned labels Rockstar Games and 2K. Our products are currently designed for console gaming systems such as Sony's PlayStation®3 ("PS3"), Microsoft's Xbox 360® ("Xbox 360") and Nintendo's Wii™ ("Wii") and Wii U ("Wii U"); handheld gaming systems such as Nintendo's DS ("DS") and Sony's PlayStation Portable ("PSP"); and personal computers including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.

We endeavor to be the most creative, innovative and efficient company in our industry. Our core strategy is to capitalize on the popularity of video games by developing and publishing high-quality interactive entertainment experiences across a range of genres. We focus on building compelling entertainment franchises by publishing a select number of titles for which we can create sequels and add-on content. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres, including action, adventure, family/casual, racing, role-playing, shooter, sports and strategy, which we distribute worldwide. We believe that our commitment to creativity and innovation is a distinguishing strength, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands to match the broad consumer demographics we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on all platforms and through all channels that are relevant to our target audience.

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

Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 127 million units. Rockstar continues to expand on our established franchises by developing sequels, offering downloadable episodes and content, and releasing titles for smartphones and tablets such as Grand Theft Auto III—10 th Anniversary Edition, Max Payne Mobile, and Grand Theft Auto: Vice City 10 th Anniversary Edition. In May 2011, Rockstar released the commercially successful and critically acclaimed L.A. Noire , which became the first video game ever chosen as an official selection of the Tribeca Film Festival and has become another key franchise for the Company. Rockstar is also well known for developing brands in other genres, including the Bully and Manhunt franchises.

Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new and successful franchises in the future.

2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. 2K also publishes highly successful externally developed franchises, such as Borderlands. 2K successfully launched Borderlands 2 in September 2012 and is supporting the title with a robust add-on content campaign. In addition, in October 2012, 2K released XCOM: Enemy Unknown, which, along with Borderlands 2 and NBA 2K13, was among the ten highest-rated console video game releases of 2012 based on average review score on Metacritic.com. XCOM: Enemy Unknown is being supported with add-on content and we expect the title to become another successful franchise for the Company.

2K publishes a range of realistic sports simulation titles, including our flagship NBA 2K series, which has been the top-ranked NBA basketball video game for 12 years running, the Major League Baseball 2K series, and our Top Spin tennis series. We develop most of our sports simulations software titles through our internal development studios. 2K has secured long-term licensing agreements with the National Basketball Association ("NBA"). In addition, in February 2013, 2K entered into an exclusive multi-year agreement with WWE to publish the WWE video game franchise worldwide.

2K also develops and publishes titles for the casual and family-friendly games market. Internally developed titles include Carnival Games and Let's Cheer!. 2K also has an agreement with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer, Go, Diego, Go!, Ni Hao, Kai-lan and The Backyardigans . Throughout the summer and fall of 2012, 2K released a new slate of casual mobile games, including Comedy Central's Indecision Game, House Pest Starring Fiasco the Cat, Gridblock and Herd, Herd, Herd.

We also have expansion initiatives in the rapidly growing Asia markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia. In October 2012, NBA 2K Online, our free-to-play NBA simulation game co-developed by 2K and Tencent, launched commercially on the Tencent Games portal in China. In May 2013, Pro Baseball 2K, our online baseball simulation game co-developed by 2K and Nexon Corporation, launched commercially in Korea. In addition, during the summer of 2012, 2K released our first mobile social game for Japan, NBA 2K All Stars on the GREE social platform.

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

Trends and Factors Affecting our Business

Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately

11.3% of the Company's net revenue for the fiscal year ended March 31, 2013. The timing of our Grand Theft Auto releases varies significantly, which in turn may affect our financial performance on a quarterly and annual basis.

Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 52.5%, 43.9% and 43.8% of net revenue during the fiscal years ended March 31, 2013, 2012 and 2011, respectively. As of March 31, 2013 and 2012, our five largest customers comprised approximately 57.2% and 61.3% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 30.5% and 40.6% of such balance at March 31, 2013 and 2012, respectively. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

Hardware Platforms.    We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS3, Microsoft's Xbox 360 and Nintendo's Wii, which comprised approximately 79.5% of the Company's net revenue by product platform for the fiscal year ended March 31, 2013. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms declines, which may negatively affect our business. In February 2013, Sony announced that it intends to launch PlayStation 4, its next-generation computer entertainment system, by the 2013 year-end holiday buying season. We continually monitor console hardware sales, as well as the development of "next-generation" consoles. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Additionally, our development costs are generally higher for titles based on new platforms, and we have limited ability to predict the consumer acceptance of the new platforms, which may affect our sales and profitability. As a result, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download through the Internet (from websites we own and others owned by third-parties). We also offer downloadable add-on content to our packaged goods titles. In addition, we are publishing an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download through the Internet. Note 15 to our Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised approximately 21.1% of the Company's net revenue by distribution channel for the fiscal year ended March 31, 2013. We expect online delivery of games and game offerings to become an increasing part of our business over the long-term.

Product Releases

We released the following key titles in fiscal year 2013:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Max Payne 3	Rockstar Games	Internal	PS3, Xbox 360	May 15, 2012
Max Payne 3	Rockstar Games	Internal	PC	June 1, 2012
Spec Ops: The Line	2K	External	PS3, Xbox 360, PC	June 26, 2012
Borderlands™ 2	2K	External	PS3, Xbox 360, PC	September 18, 2012
NBA® 2K13	2K	Internal	PS3, PSP, Xbox 360, Wii, PC	October 2, 2012
XCOM: Enemy Unknown	2K	Internal	PS3, Xbox 360, PC	October 9, 2012
NBA® 2K13	2K	Internal	Wii U	November 19, 2012
Major League Baseball 2K13	2K	Internal	PS3, Xbox 360	March 5, 2013
BioShock® Infinite	2K	Internal	PS3, Xbox 360, PC	March 26, 2013

Product Pipeline

We have announced the following key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
The Bureau: XCOM Declassified	2K	Internal	PS3, Xbox 360, PC	August 20, 2013
Grand Theft Auto V	Rockstar Games	Internal	PS3, Xbox 360	September 17, 2013
NBA 2K14	2K	Internal	To be announced	October 1, 2013
WWE 2K14	2K	External	PS3, Xbox 360	October 29, 2013

Fiscal 2013 Financial Summary

Our fiscal year ended March 31, 2013 net revenue was led by titles from a variety of our top franchises, including Borderlands 2, NBA 2K13, Grand Theft Auto products, BioShock Infinite and Max Payne 3. Our net revenue increased to $1,214.5 million, an increase of $388.7 million or 47.1% from the fiscal year ended March 31, 2012.

For the fiscal year ended March 31, 2013, our net loss was $29.5 million, as compared to a net loss of $108.8 million in the prior year. Net loss per share for the fiscal year ended March 31, 2013 was $0.34, as compared to a net loss per share for the fiscal year ended March 31, 2012 of $1.31. Our decreased net loss for the fiscal year ended March 31, 2013 as compared to our net loss for the fiscal year ended March 31, 2012 was primarily as a result of (1) an increase of $388.7 million in net revenue, (2) an increase of 5 points in our gross profit as a percent of net revenue and (3) a decrease of 6 points in our operating expenses as a percent of net revenue, partially offset by an increase of $11.8 million in interest and other, net, expense, for the fiscal year ended March 31, 2013.

At March 31, 2013 we had $402.5 million of cash and cash equivalents, compared to $420.3 million at March 31, 2012. The decrease in cash and cash equivalents from March 31, 2012 was primarily a result of our higher accounts receivable balance at March 31, 2013, primarily reflecting the release of BioShock Infinite near the end of the fiscal year, and the purchases of fixed assets, partially offset by an increase in accounts payable and accruals primarily related to BioShock Infinite and royalties payable.

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

We enter into multiple element revenue arrangements in which we may provide a combination of game software, additional content, maintenance or support. Assuming all other recognition criteria are met, for our software and software-related multiple element arrangements, we determine the fair value of each delivered and undelivered element using vendor-specific objective evidence ("VSOE") and allocate the total price among the various elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period. We determine VSOE for each element based on historical stand-alone sales to third parties. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.

In addition, some of our software products provide limited online functionality at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer revenue related to products containing such online features. We determine whether our products contain substantial online functionality by evaluating the significance of the development effort and the nature of the online features, the extent of anticipated marketing focus on the online features, the significance of the online features to the customers' anticipated overall gameplay experience, and the significance of our post sale obligations to customers. Overall, online play functionality is still an emerging area for us, and we continue to monitor this developing functionality and its significance to our products. Determining whether the online functionality for a particular game constitutes more-than-an- inconsequential deliverable is subjective and require management's judgment.

Certain of our software products include in-game advertising for third- party products. Advance payments received for in-game advertising are reported on the balance sheet as deferred revenue until we meet our performance obligations, at which point we recognize the revenue, which is generally at the time of the initial release of the product.

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

We capitalize internal software development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles), third-party production and other content costs, subsequent to establishing technological feasibility of a software title. Technological feasibility of a product includes the completion of both technical design documentation and game design documentation. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product by product basis.

We enter into agreements with third-party developers that require us to make payments for game development and production services. In exchange for these payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements typically allow us to fully recover these payments to the developers at an agreed upon royalty rate earned on the subsequent retail sales of such software, net of any agreed upon costs. Prior to establishing technological feasibility of a product we record any costs incurred by third- party developers as research and development expenses. Subsequent to establishing technological feasibility of a product we capitalize all development and production service payments to third-party developers as software development costs and licenses. We typically enter into agreements with third-party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. When we contract with third-party developers, we generally select third-party developers that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third-party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

Licenses consist of payments and guarantees made to holders of intellectual property rights for use of their trademarks, copyrights or other intellectual property rights in the development of our products. Agreements with license holders generally provide for guaranteed minimum payments for use of their intellectual property. Guaranteed minimum payments are initially recorded as an asset (licenses) and as a liability (accrued licenses) upon execution of a licensing agreement, provided that no significant performance remains to be completed by the licensor. When significant performance remains to be completed by the licensor, we record payments when actually paid.

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

Recently Issued Accounting Pronouncements

Comprehensive Income

On April 1, 2012, the Company adopted new guidance related to the presentation of comprehensive income. The main provisions of the new guidance provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income or (ii) in two separate but consecutive statements, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. The new rules eliminate the option to present the components of other comprehensive income as part of the statement of stockholders' equity. These new rules have been applied retrospectively and became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011 (April 1, 2012 for the Company), with early adoption permitted. The adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.

Reclassification of Accumulated Other Comprehensive Income

In February 2013, new guidance was issued requiring new disclosures about reclassifications from accumulated other comprehensive income to net income. This new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective prospectively for annual and interim periods beginning after December 15, 2012 (April 1, 2013 for the Company). We do not expect the adoption of this new guidance to have a material effect on our Consolidated Financial Statements.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our statements of operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Fiscal Year Ended March 31,
	2013	2012	2011
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	58.9%	64.0%	60.6%

Gross profit	41.1%	36.0%	39.4%

Selling and marketing	21.2%	22.3%	15.5%
General and administrative	12.1%	14.7%	9.6%
Research and development	6.4%	7.8%	6.1%
Depreciation and amortization	1.0%	1.4%	1.3%

Total operating expenses	40.7%	46.2%	32.5%

Income (loss) from operations	0.4%	(10.2)%	6.9%
Interest and other, net	(2.6)%	(2.4)%	(1.2)%

Income (loss) from continuing operations before income taxes	(2.2)%	(12.6)%	5.7%

Provision (benefit) for income taxes	0.4%	0.4%	1.0%

Income (loss) from continuing operations	(2.6)%	(13.0)%	4.7%
Income (loss) from discontinued operations, net of taxes	0.2%	(0.2)%	(0.5)%

Net income (loss)	(2.4)%	(13.2)%	4.2%

Net revenue by geographic region:
United States	58.5%	54.4%	54.5%
International	41.5%	45.6%	45.5%
Net revenue by platform:
Console	80.4%	85.1%	85.7%
PC and other	17.8%	10.6%	9.7%
Handheld	1.8%	4.3%	4.6%
Net revenue by distribution channel:
Physical retail and other	78.9%	87.1%	91.1%
Digital online	21.1%	12.9%	8.9%

Fiscal Years Ended March 31, 2013 and 2012

(thousands of dollars)	2013	%	2012	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$1,214,483	100.0%	$825,823	100.0%	$388,660	47.1%
Software development costs and royalties(1)	317,756	26.2%	164,487	19.9%	153,269	93.2%
Product costs	316,072	26.0%	255,236	30.9%	60,836	23.8%
Licenses	57,285	4.7%	74,976	9.1%	(17,691)	(23.6)%
Internal royalties	24,724	2.0%	34,156	4.1%	(9,432)	(27.6)%

Cost of goods sold	715,837	58.9%	528,855	64.0%	186,982	35.4%

Gross profit	$498,646	41.1%	$296,968	36.0%	$201,678	67.9%

(1)
Includes $10,060 and $5,144 of stock-based compensation expense in 2013 and 2012, respectively.

Net revenue increased $388.7 million for the fiscal year ended March 31, 2013 as compared to the prior year. This increase was driven primarily by $681.2 million in net revenue from the releases of Borderlands 2 in September 2012, BioShock Infinite in March 2013, Max Payne 3 in May 2012, XCOM: Enemy Unknown in October 2012 and SpecOps: The Line in June 2012, as well as higher sales of our NBA 2K franchise and approximately $23.4 million in higher sales of our Grand Theft Auto franchise. These increases were partially offset by $267.6 million in lower sales of L.A. Noire, which released in May 2011, Duke Nukem Forever, which released in June 2011 and The Darkness II, which released in February 2012.

Net revenue on consoles decreased to 80.4% of our total net revenue for the fiscal year ended March 31, 2013 as compared to 85.1% for the same period in the prior year primarily due to the increased proportion of total net revenue on PC and other platforms. PC and other sales increased to 17.8% of our total net revenue for the fiscal year ended March 31, 2013 as compared to 10.6% for the prior year primarily due to an increase in net revenue resulting from the September 2012 PC release of Borderlands 2, the March 2013 PC release of BioShock Infinite, the October 2012 PC release of XCOM: Enemy Unknown and the June 2012 PC releases of Max Payne 3 and Sid Meier's Civilization® V: Gods & Kings, partially offset by the decrease in net revenue from the June 2011 PC release of Duke Nukem Forever. Handheld sales accounted for 1.8% of our total net revenue for the fiscal year ended March 31, 2013 as compared to 4.3% for the prior year primarily due to the increased proportion of total net revenue on PC and other platforms.

Net revenue from physical retail and other channels decreased to 78.9% of our total net revenue for the fiscal year ended March 31, 2013 as compared to 87.1% for the same period in the prior year primarily due to the increased proportion of total net revenue from digital online channels. Net revenue from digital online channels increased to 21.1% of our total net revenue for the fiscal year ended March 31, 2013 as compared to 12.9% for the prior year primarily due to the releases of Borderlands 2 in September 2012, XCOM: Enemy Unknown in October 2012 and BioShock Infinite in March 2013, as well as higher sales of our NBA 2K and Grand Theft Auto franchises.

Gross profit as a percentage of net revenue increased for the fiscal year ended March 31, 2013, as compared to the prior year. The increase was primarily due to lower product costs as a percentage of net revenue primarily associated with improved pricing mix and a greater proportion of net revenue from digital online channels, lower license expense primarily associated with the renegotiated licenses for Major League Baseball 2K13 as well as lower internal royalty expense, which was primarily due to higher income generated in the prior year from the May 2011 release of L.A. Noire. Partially offsetting the increase in gross profit was higher software development costs and royalties primarily associated with the September 2012 release of Borderlands 2 and the May 2012 release of Max Payne 3.

Net revenue earned outside of the United States accounted for 41.5% of our total net revenue for the fiscal year ended March 31, 2013, as compared to 45.6% in the prior year. The year-over-year decrease as a percentage of net revenue earned outside of the United States was primarily due to the September 2012 global release of Borderlands 2, which had proportionally higher net revenue in the United States. Foreign currency exchange rates decreased net revenue and gross profit by approximately $11.1 million and $5.9 million, respectively, for the fiscal year ended March 31, 2013 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2013	% of net revenue	2012	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$257,329	21.2%	$183,749	22.3%	$73,580	40.0%
General and administrative	147,260	12.1%	121,200	14.7%	26,060	21.5%
Research and development	78,184	6.4%	64,162	7.8%	14,022	21.9%
Depreciation and amortization	10,634	1.0%	12,123	1.4%	(1,489)	(12.3)%

Total operating expenses(1)	$493,407	40.7%	$381,234	46.2%	$112,173	29.4%

(1)
Includes stock-based compensation expense, as follows:

	2013	2012
Selling and marketing	$ 5,562	$5,042
General and administrative	$17,824	$19,963
Research and development	$ 2,319	$3,345

Foreign currency exchange rates decreased total operating expenses by approximately $4.3 million in the fiscal year ended March 31, 2013 as compared to the prior year.

Selling and marketing

Selling and marketing expenses increased $73.6 million for the fiscal year ended March 31, 2013, as compared to the prior year, primarily due to a $62.2 million increase in advertising expenses primarily incurred for the releases of Borderlands 2 in September 2012, BioShock Infinite in March 2013, Max Payne 3 in May 2012, Spec Ops: The Line in June 2012 and XCOM: Enemy Unknown in October 2012, as compared to advertising expenses incurred in the prior year for the releases of L.A. Noire in May 2011 and Duke Nukem Forever in June 2011.

General and administrative

General and administrative expenses increased $26.1 million for the fiscal year ended March 31, 2013, as compared to the prior year primarily due to a $15.0 million contractual provision that was triggered in June 2012 and an increase of $8.0 million for personnel costs primarily due to higher performance-based incentive compensation as a result of the Company's performance.

General and administrative expenses for the fiscal years ended March 31, 2013 and 2012 include occupancy expense (primarily rent, utilities and office expenses) of $15.9 million and $15.7 million, respectively, related to our development studios.

Research and development

Research and development expenses increased $14.0 million for the fiscal year ended March 31, 2013, as compared to the prior year primarily due to a $11.3 million increase in personnel-related costs primarily due to increased headcount and higher performance-based incentive compensation as a result of the Company's performance.

Depreciation and amortization

Depreciation and amortization expenses decreased $1.5 million for the fiscal year ended March 31, 2013, as compared to the prior year primarily due to lower purchases of fixed assets during recent years.

Interest and other, net

(thousands of dollars)	2013	% of net revenue	2012	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Interest income (expense), net	(30,763)	(2.5)%	$(20,616)	(2.5)%	$(10,147)	49.2%
Gain on sale	—	0.0%	2,200	0.3%	(2,200)	(100.0)%
Foreign exchange loss	(778)	(0.1)%	(1,311)	(0.2)%	533	(40.7)%
Other	190	0.0%	156	0.0%	34	21.8%

Interest and other, net	$(31,351)	(2.6)%	$(19,571)	(2.4)%	$(11,780)	60.2%

Interest and other, net was an expense of $31.4 million for the fiscal year ended March 31, 2013, as compared to an expense of $19.6 million for the fiscal year ended March 31, 2012, primarily due to $9.4 million in higher interest expense associated with the November 2011 issuance of the 1.75% Convertible Notes and the $2.2 million gain we recorded on the sale of certain intellectual property assets during the fiscal year ended March 31, 2012.

Provision for income taxes

Income tax expense was $5.1 million for the fiscal year ended March 31, 2013, as compared to $3.9 million for the fiscal year ended March 31, 2012. The increase in tax expense was primarily attributable to discrete tax benefits during the fiscal year ended March 31, 2012, partially offset by a reduction in uncertain tax positions during the fiscal year ended March 31, 2013. Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances and reductions in gross unrecognized tax benefits during the periods. Our valuation allowances decreased by $1.3 million during the fiscal year ended March 31, 2013 primarily due to the application of prior years' net operating losses against domestic income earned during the fiscal year ended March 31, 2013, while our valuation allowance increased by $19.5 million during the same period in the prior year primarily due to a loss before income taxes without tax benefit in the fiscal year ended March 31, 2012.

As of March 31, 2013, we had gross unrecognized tax benefits, including interest and penalties, of $21.7 million, of which $14.3 million would affect our effective tax rate if realized. For the fiscal year ended March 31, 2013, gross unrecognized tax benefits decreased by $0.7 million, which was comprised primarily of a decrease of $4.6 million related to the resolution of certain foreign tax audits for fiscal years through March 31, 2011, offset by an increase of $3.6 million related to federal domestic issues. We are generally no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended October 31, 2010 and state income tax returns for periods prior to fiscal year ended October 31, 2004. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended October 31, 2010. U.S. federal taxing authorities have completed their audit through the fiscal years ended October 31, 2009. Certain U.S. state taxing authorities are currently examining our income tax returns from fiscal years ended October 31, 2004 through October 31, 2009. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Discontinued operations

Income (loss) from discontinued operations, net of taxes, reflects the results of our former distribution business which was sold in February 2010. For the fiscal year ended March 31, 2013, the income from discontinued operations, net of taxes, was $1.7 million as compared to a loss of $1.1 million for the prior year. The net income during the fiscal year ended March 31, 2013 was primarily due to the maturity of a remaining contract and changes in estimates of sublease income as a result of the Company entering into a new sublease. The net loss during the fiscal year ended March 31, 2012 was primarily due to changes in estimates of sublease income primarily as a result of deteriorating market conditions.

Net loss and loss per share

For the fiscal year ended March 31, 2013, our net loss was $29.5 million, as compared to a net loss of $108.8 million in the prior year. Net loss per share for the fiscal year ended March 31, 2013 was $0.34, as compared to a net loss per share of $1.31 for the fiscal year ended March 31, 2012. Basic and diluted weighted average shares outstanding increased compared to the prior year, primarily due to the vesting of restricted stock awards over the last twelve months. See Note 1 to our consolidated financial statements for additional information regarding net loss per share.

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

Net revenue from physical retail and other channels decreased to 87.1% of our total net revenue for the fiscal year ended March 31, 2012 as compared to 91.1% for the same period in the prior year primarily due to the increased proportion of total net revenue from digital online channels. Net revenue from digital online channels increased to 12.9% of our total net revenue for the fiscal year ended March 31, 2012 as compared to 8.9% for the prior year primarily due to releases of L.A. Noire in May 2011 and Duke Nukem Forever in June 2011, as well as higher sales of our Grand Theft Auto franchise.

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

Operating Expenses

(thousands of dollars)	2012	% of net revenue	2011	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$183,749	22.3%	$176,294	15.5%	$7,455	4.2%
General and administrative	121,200	14.7%	109,484	9.6%	11,716	10.7%
Research and development	64,162	7.8%	69,576	6.1%	(5,414)	(7.8)%
Depreciation and amortization	12,123	1.4%	14,999	1.3%	(2,876)	(19.2)%

Total operating expenses(1)	$381,234	46.2%	$370,353	32.5%	$10,881	2.9%

(1)
Includes stock-based compensation expense, as follows:

	2012	2011
Selling and marketing	$5,042	$ 4,659
General and administrative	$19,963	$ 9,781
Research and development	$3,345	$3,630

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

As of March 31, 2012, we had gross unrecognized tax benefits, including interest and penalties, of $22.4 million, of which $15.6 million would affect our effective tax rate if realized. For the fiscal year ended March 31, 2012, gross unrecognized tax benefits increased by $7.3 million, which primarily related to an increase in uncertain tax positions in foreign jurisdictions. We are generally no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended October 31, 2008 and state income tax returns for periods prior to fiscal year ended October 31, 2004. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended October 31, 2005. U.S. federal taxing authorities have commenced their audit of fiscal years ending October 31, 2008 and 2009. Certain U.S. state taxing authorities are currently examining our income tax returns from fiscal years ended October 31, 2004 through October 31, 2006. In addition, tax authorities in certain non-U.S. jurisdictions are currently examining our income tax returns. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

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

Credit Agreement

In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100.0 million, which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at March 31, 2013), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.70% at March 31, 2013), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability.

Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

As of March 31, 2013, there was $73.6 million available to borrow under the Credit Agreement. At March 31, 2013, we had no outstanding borrowings related to the Credit Agreement and $1.7 million of letters of credit outstanding.

The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business;

acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's Convertible Notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third-parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of March 31, 2013, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

The 4.375% Convertible Notes are convertible at an initial conversion rate of 93.6768 shares of our common stock per $1,000 principal amount of 4.375% Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 4.375% Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 31, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 4.375% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call the 4.375% Convertible Notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after December 1, 2013 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their 4.375% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 4.375% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our common stock price exceeded 130% of the applicable conversion price of $10.675 per share for at least 20 trading days during the 30 consecutive trading days ended March 31, 2013. Accordingly, as of April 1, 2013, the 4.375% Convertible Notes may be converted at the holder's option through June 30, 2013. If the 4.375% Convertible Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these 4.375% Convertible Notes as long-term debt.

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

The indenture governing the 4.375% Convertible Notes contains customary terms and covenants and events of default. As of March 31, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 4.375% Convertible Notes.

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

The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. As of March 31, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 52.5%, 43.9%, and 43.8% of net revenue during the fiscal years ended March 31, 2013, 2012 and 2011, respectively. As of March 31, 2013 and 2012, our five largest customers accounted for 57.2% and 61.3% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 30.5% and 40.6% of such balances at March 31, 2013 and 2012, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

As of March 31, 2013, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $124.4 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax effect to the extent possible. However, any repatriation may not result in actual cash payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits.

In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. Through March 31, 2013, the Company has not repurchased any shares of our common stock as part of the program.

Our changes in cash flows were as follows:

	Fiscal Year Ended March 31,
(thousands of dollars)	2013	2012	2011
Net cash (used in) provided by operating activities	$(4,567)	$(84,964)	$134,798
Net cash used in investing activities	(16,820)	(14,162)	(7,578)
Net cash provided by financing activities	—	243,364	734
Effects of foreign currency exchange rates on cash and cash equivalents	3,610	(4,318)	6,567

Net (decrease) increase in cash and cash equivalents	$(17,777)	$139,920	$134,521

At March 31, 2013 we had $402.5 million of cash and cash equivalents, compared to $420.3 million at March 31, 2012. The decrease in cash and cash equivalents from March 31, 2012 was primarily a result of our higher accounts receivable balance at March 31, 2013, primarily reflecting the release of BioShock Infinite near the end of the fiscal year, and the purchases of fixed assets, partially offset by an increase in accounts payable and accruals primarily related to BioShock Infinite and royalties payable.

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

  •
  Contractual payments to third-party software developers that expire at various times through September 2015. Guaranteed minimum payments assume satisfactory performance;

  •
  Operating leases, primarily related to occupancy, furniture and equipment, expiring at various times through March 2023. Included in the cash commitments for operating leases below is a liability for a lease assumption without economic benefit, which was approximately $1.8 million at March 31, 2013, and is recorded in liabilities of discontinued operations on the consolidated balance sheet. See Note 2 to our Consolidated Financial Statements for additional information regarding discontinued operations; and

  •
  Purchase obligations primarily related to agreements to purchase services that are enforceable and legally binding on the Company that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through February 2016.

A summary of annual minimum contractual obligations and commitments as of March 31, 2013 is as follows (in thousands of dollars):

Fiscal Year Ending March 31,	Licensing and Marketing	Software Development	Operating Leases	Purchase Obligations	Convertible Notes Interest	Convertible Notes	Total
2014	$22,293	$42,688	$16,086	$6,720	$10,413	$—	$98,200
2015	21,505	29,869	15,291	4,157	7,394	138,000	216,216
2016	19,910	3,100	12,814	1,749	4,375	—	41,948
2017	30,910	—	10,175	—	4,375	250,000	295,460
2018	14,550	—	7,757	—	—	—	22,307
Thereafter	11,838	—	25,128	—	—	—	36,966

Total	$121,006	$75,657	$87,251	$12,626	$26,557	$388,000	$711,097

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

Income Taxes.    At March 31, 2013, the Company had recorded a liability for gross unrecognized tax benefits of $14.3 million for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, therefore, these liabilities have not been included in the contractual obligations table.

Off-Balance Sheet Arrangements

As of March 31, 2013 and 2012, we did not have any significant relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the fiscal years ended March 31, 2013, 2012 and 2011, approximately 41.5%, 45.6% and 45.5%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

Interest Rate Risk

Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at March 31, 2013), or (b) 2.50% to 3.00% above the LIBOR rate (approximately 2.70% at March 31, 2013), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. The 1.75% Convertible Notes and the 4.375% Convertible Notes pay interest semi-annually at a fixed rate of 1.75% and 4.375%, respectively, per annum and we expect that there will be no fluctuation related to the Convertible Notes affecting our cash component of interest expense. For additional details on our Convertible Notes see Note 11 to our Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the fiscal year ended March 31, 2013, our foreign currency translation loss adjustment was approximately $11.6 million. We recognized a foreign currency exchange transaction loss for the fiscal years ended March 31, 2013 and 2012 of $0.8 million and $1.3 million, respectively, and a foreign currency exchange transaction gain in interest and other, net in our Consolidated Statements of Operations for the fiscal year ended March 31, 2011 of $1.4 million.

Cash Flow Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2013 and 2012, we had $7.9 million and $10.2 million, respectively, of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of March 31, 2013 and 2012, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Balance Sheet Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2013, we had $55.4 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2012, we had $4.0 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $28.3 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal years ended March 31, 2013 and 2012, we recorded gains of $2.2 million and $0.7 million, respectively, and for the fiscal year ended March 31, 2011, we recorded a loss of $6.9 million related to foreign currency forward contracts in interest and other, net on the Consolidated Statements of Operations. As of March 31, 2013 and 2012, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the fiscal year ended March 31, 2013, 41.5% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.2%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.2%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2013, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2013.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting. The report on the audit of internal control over financial reporting is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2013. The Company intends to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before July 29, 2013). The Company's Code of Business Conduct and Ethics applicable to its directors and all employees, including senior financial officers, is available on the Company's website at www.take2games.com. If the Company makes any amendment to its Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement.

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

Item 14.    Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled "Independent Auditor Fee Information" in the Company's Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Report:

(i)
Financial Statements. See Index to Financial Statements on page 60 of this Report.

(ii)
Financial Statement Schedule. See Note 17 to the Consolidated Financial Statements.

(iii)
Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated April 23, 2009.	8-K	4/23/2009	3.1
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2012	8-K	8/24/2012	3.1
3.2	Certificate of Designation of Series A Preferred Stock, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.3	Certificate of Designation of Series B Preferred Stock, dated March 24, 2008	8-K	3/26/2008	3.2
3.4	Amended and Restated Bylaws of the Company	8-K	2/24/2010	3.1
4.1	Indenture, dated as of June 3, 2009, between the Company and The Bank of New York Mellon, as Trustee	8-K	6/4/2009	4.1
4.2	Supplemental Indenture, dated as of June 3, 2009, between the Company and The Bank of New York Mellon, as Trustee, to Indenture, dated as of June 3, 2009, between the Company and The Bank of New York Mellon, as Trustee, relating to 4.375% Convertible Notes	8-K	6/4/2009	4.2
4.3	Form of 4.375% Convertible Note (included in Exhibit 4.2)	8-K	6/4/2009	4.2
4.4	Indenture, dated as of November 16, 2011, by and between the Company and The Bank of New York Mellon, as Trustee, relating to 1.75% Convertible Notes	8-K	11/18/2011	4.1
4.5	Form of 1.75% Convertible Note (included in Exhibit 4.4)	8-K	11/18/2011	4.1
10.1	2002 Stock Option Plan+	10-Q	9/8/2005	10.2
10.2	Amendment to the 2002 Stock Option Plan+	8-K	4/23/2009	10.2
10.3	Form of Stock Option Grant Letter+	10-K	1/31/2006	10.15
10.4	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.5	Amended and Restated 2009 Stock Incentive Plan+	14A	7/27/2012	Annex A
10.6	Amendment No. 1 to the Amended and Restated 2009 Stock Incentive Plan+	10-Q	2/6/2013	10.1
10.7	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.8	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.9	Form of Employee Restricted Unit Agreement+	10-Q	8/1/2012	10.1
10.10	Employment Agreement, dated June 4, 2010, between the Company and Seth Krauss+	10-Q	6/9/2010	10.2
10.11	Amendment to Employment Agreement, dated October 25, 2010, between the Company and Seth Krauss+	8-K	10/25/2010	10.2
10.12	Second Amendment to Employment Agreement, dated September 14, 2012, between the Company and Seth Krauss+	10-Q	9/24/2012	10.3
10.13	Employment Agreement, dated May 12, 2010, between the Company and Lainie Goldstein+	8-K	5/14/2010	10.1
10.14	Amendment to Employment Agreement, dated October 25, 2010, between the Company and Lainie Goldstein+	8-K	10/25/2010	10.1
10.15	Second Amendment to Employment Agreement, dated August 27, 2012, between the Company and Lainie Goldstein+	10-Q	9/24/2012	10.6
10.16	Management Agreement between the Company and ZelnickMedia Corporation dated March 30, 2007+	8-K	4/4/2007	99.1
10.17	Amendment dated July 26, 2007 to the Management Agreement dated March 30, 2007 between the Company and ZelnickMedia Corporation+	8-K	7/27/2007	99.1
10.18	Second Amendment, dated February 14, 2008, to the Management Agreement dated March 30, 2007 between the Company and ZelnickMedia Corporation+	8-K	2/15/2008	10.1
10.19	Management Agreement, dated as of May 20, 2011, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	8-K	5/24/2011	10.1
10.20	Security Agreement dated as of July 3, 2007, made by each of the Grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	7/9/2007	10.2
10.21	Supplement to Security Agreement dated as of November 16, 2007, made by each of the grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	11/20/2007	99.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.22	Warrant Transaction Confirmation, dated May 28, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.5
10.23	Warrant Transaction Confirmation, dated May 28, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.6
10.24	Convertible Note Hedge Transaction Confirmation, dated May 29, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.1
10.25	Convertible Note Hedge Transaction Confirmation, dated May 29, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.2
10.26	Warrant Transaction Confirmation, dated May 28, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.7
10.27	Warrant Transaction Confirmation, dated May 28, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.8
10.28	Convertible Note Hedge Transaction Confirmation, dated May 29, 2009, between the Company and JPMorgan Chase Bank, National Association, as dealer	8-K	6/3/2009	10.3
10.29	Convertible Note Hedge Transaction Confirmation, dated May 29, 2009, between the Company and Barclays Bank PLC, as dealer	8-K	6/3/2009	10.4
10.30	Second Amended and Restated Credit Agreement, dated as of October 17, 2011, by and among the Company, each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the lender parties thereto, and Wells Fargo Capital Finance, Inc., as administrative agent	8-K	10/17/2011	10.1
10.31	Xbox 360 Publisher License Agreement dated November 17, 2006, between Microsoft Licensing, GP and the Company*	10-Q	11/8/2011	10.3
10.32	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1
10.33	Amendment to the Xbox 360 Publisher License Agreement, dated November 22, 2011, between the Company and Microsoft Licensing, GP*	10-Q	2/3/2012	10.1
10.34	Amendment to the Xbox 360 Publisher License Agreement, dated December 11, 2012, between the Company and Microsoft Licensing, GP*	10-Q	2/6/2013	10.2

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.35	Global Playstation 3 Format Licensed Publisher Agreement, dated May 18, 2010, between Take-Two International S.A. and Sony Computer Entertainment Europe Limited*	10-Q	11/8/2011	10.2
10.36	Global Playstation 3 Format Licensed Publisher Agreement, dated May 20, 2010, between the Company and Sony Computer Entertainment America LLC*	10-Q	11/8/2011	10.1
10.37	Asset Purchase Agreement, dated December 21, 2009, by and among SYNNEX Corporation, Jack of All Games, Inc., Jack of All Games (Canada), Inc., and solely for purposes of Section 9.2 therein, the Company	8-K	12/21/2009	10.1
10.38	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002	10-Q	9/16/2002	10.2
10.39	Amendment to Lease Agreement, dated January 18, 2012, between the Company and Moklam Enterprises, Inc.	10-K	5/23/2012	10.45
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Document.				X

+
Represents a management contract or compensatory plan or arrangement.

*
Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2013, 2012 and 2011, (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2011, 2012 and 2013; and (vi) Notes to the Consolidated Financial Statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
FISCAL YEAR ENDED MARCH 31, 2013

(All other items in this report are inapplicable)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Take-Two Interactive Software, Inc. at March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Take-Two Interactive Software, Inc.'s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

May 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited Take-Two Interactive Software, Inc.'s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Take-Two Interactive Software, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Take-Two Interactive Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Take-Two Interactive Software, Inc. as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended March 31, 2013 of Take-Two Interactive Software, Inc. and our report dated May 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

May 13, 2013

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2013	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$402,502	$420,279
Accounts receivable, net of allowances of $64,081 and $51,002 at March 31, 2013 and 2012, respectively	189,596	45,035
Inventory	30,218	22,477
Software development costs and licenses	198,955	211,224
Prepaid expenses and other	44,881	44,602

Total current assets	866,152	743,617

Fixed assets, net	25,362	18,949
Software development costs and licenses, net of current portion	95,241	104,755
Goodwill	225,992	228,169
Other intangibles, net	8,827	16,266
Other assets	56,265	37,671

Total assets	$1,277,839	$1,149,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,932	$46,681
Accrued expenses and other current liabilities	228,916	156,768
Deferred revenue	26,919	13,864
Liabilities of discontinued operations	1,232	1,412

Total current liabilities	336,999	218,725

Long-term debt	335,202	316,340
Other long-term liabilities	17,087	16,316
Liabilities of discontinued operations, net of current portion	556	2,319

Total liabilities	689,844	553,700

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 200,000 and 150,000 shares authorized at March 31, 2013 and 2012, respectively; 93,743 and 90,215 shares issued and outstanding at March 31, 2013 and 2012, respectively	937	902
Additional paid-in capital	832,460	799,431
Accumulated deficit	(240,830)	(211,339)
Accumulated other comprehensive (loss) income	(4,572)	6,733

Total stockholders' equity	587,995	595,727

Total liabilities and stockholders' equity	$1,277,839	$1,149,427

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2013	2012	2011
Net revenue	$1,214,483	$825,823	$1,136,876
Cost of goods sold	715,837	528,855	689,381

Gross profit	498,646	296,968	447,495
Selling and marketing	257,329	183,749	176,294
General and administrative	147,260	121,200	109,484
Research and development	78,184	64,162	69,576
Depreciation and amortization	10,634	12,123	14,999

Total operating expenses	493,407	381,234	370,353

Income (loss) from operations	5,239	(84,266)	77,142
Interest and other, net	(31,351)	(19,571)	(13,519)

Income (loss) from continuing operations before income taxes	(26,112)	(103,837)	63,623

Provision for income taxes	5,050	3,863	9,819

Income (loss) from continuing operations	(31,162)	(107,700)	53,804
Income (loss) from discontinued operations, net of taxes	1,671	(1,116)	(5,346)

Net income (loss)	$(29,491)	$(108,816)	$48,458

Earnings (loss) per share:
Continuing operations	$(0.36)	$(1.30)	$0.62
Discontinued operations	0.02	(0.01)	(0.06)

Basic earnings (loss) per share	$(0.34)	$(1.31)	$0.56

Continuing operations	$(0.36)	$(1.30)	$0.62
Discontinued operations	0.02	(0.01)	(0.06)

Diluted earnings (loss) per share	$(0.34)	$(1.31)	$0.56

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2013	2012	2011
Net income (loss)	$(29,491)	$(108,816)	$48,458
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,590)	(3,785)	14,172
Change in unrealized gains on derivative instruments, net	285	59	—

Other comprehensive income (loss)	(11,305)	(3,726)	14,172

Comprehensive income (loss)	$(40,796)	$(112,542)	$62,630

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$(29,491)	$(108,816)	$48,458

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization and impairment of software development costs and licenses	230,748	150,700	143,811
Depreciation and amortization	10,634	12,123	14,999
(Income) loss from discontinued operations	(1,671)	1,116	5,346
Amortization and impairment of intellectual property	7,000	983	3,927
Stock-based compensation	35,765	33,494	28,765
Gain on sale of intellectual property	—	(2,200)	—
Deferred income taxes	(841)	1,878	(1,095)
Amortization of discount on Convertible Notes	18,862	11,728	7,374
Amortization of debt issuance costs	2,021	1,527	1,251
Other, net	778	1,231	(1,097)
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	(144,561)	39,182	(10,082)
Inventory	(7,741)	2,101	(99)
Software development costs and licenses	(216,893)	(191,223)	(156,782)
Prepaid expenses, other current and other non-current assets	(5,694)	2,537	16,943
Deferred revenue	13,055	430	1,490
Accounts payable, accrued expenses and other liabilities	83,734	(39,748)	41,217
Net cash used in discontinued operations	(272)	(2,007)	(9,628)

Net cash (used in) provided by operating activities	(4,567)	(84,964)	134,798

Investing activities:
Purchase of fixed assets	(16,820)	(10,786)	(9,653)
Net cash used in discontinued operations	—	(1,475)	—
Cash received from sale of intellectual property	—	2,200	—
Cash received from sale of business	—	—	3,075
Payments in connection with business combinations, net of cash acquired	—	(4,101)	(1,000)

Net cash used in investing activities	(16,820)	(14,162)	(7,578)

Financing activities:
Proceeds from exercise of employee stock options	—	239	734
Proceeds from issuance of Convertible Notes	—	250,000	—
Payment of debt issuance costs	—	(6,875)	—

Net cash provided by financing activities	—	243,364	734

Effects of foreign currency exchange rates on cash and cash equivalents	3,610	(4,318)	6,567

Net (decrease) increase in cash and cash equivalents	(17,777)	139,920	134,521
Cash and cash equivalents, beginning of year	420,279	280,359	145,838

Cash and cash equivalents, end of period	$402,502	$420,279	$280,359

Supplemental data:
Interest paid	$11,230	$6,992	$7,361
Income taxes paid	$4,702	$1,018	$6,336

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2010	83,977	$840	$674,477	$(150,981)	$(3,713)	$520,623

Net income				48,458		48,458
Change in cumulative foreign currency translation adjustment	—	—	—	—	14,172	14,172
Proceeds from exercise of stock options	65	1	732	—	—	733
Stock-based compensation	—	—	29,293	—	—	29,293
Issuance of restricted stock, net of forfeitures and cancellations	1,884	18	(18)	—	—	—
Issuance of common stock in connection with acquisition	193	2	1,998	—	—	2,000

Balance, March 31, 2011	86,119	861	706,482	(102,523)	10,459	615,279

Net loss				(108,816)		(108,816)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(3,785)	(3,785)
Proceeds from exercise of stock options	21	1	238	—	—	239
Change in unrealized gains on derivative instruments, net	—	—	—	—	59	59
Stock-based compensation	—	—	39,571	—	—	39,571
Issuance of 1.75% Convertible Notes	—	—	51,180	—	—	51,180
Issuance of restricted stock, net of forfeitures and cancellations	3,947	39	(39)	—	—	—
Issuance of common stock in connection with acquisition	128	1	1,999	—	—	2,000

Balance, March 31, 2012	90,215	902	799,431	(211,339)	6,733	595,727

Net loss				(29,491)		(29,491)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(11,590)	(11,590)
Change in unrealized gains on derivative instruments, net	—	—	—	—	285	285
Stock-based compensation	—	—	32,664	—	—	32,664
Issuance of restricted stock, net of forfeitures and cancellations	3,497	35	(35)	—	—	—
Issuance of common stock in connection with acquisition	31	—	400	—	—	400

Balance, March 31, 2013	93,743	$937	$832,460	$(240,830)	$(4,572)	$587,995

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. The Company develops and publishes products through its two wholly-owned labels Rockstar Games and 2K. Our products are designed for console systems, handheld gaming systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms and cloud streaming services.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses during the reporting periods. Our most significant estimates and assumptions relate to the recoverability of software development costs, licenses and intangibles, valuation of inventories, realization of deferred income taxes, the adequacy of allowances for sales returns, price concessions and doubtful accounts, accrued liabilities, the service period for deferred net revenue, fair value estimates, the valuation of stock-based compensation and assumptions used in our goodwill impairment test. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates.

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2013 and 2012, we had $7,489 and $16,464, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying Consolidated Balance Sheets because its use was restricted.

As of March 31, 2013, the estimated fair value of the Company's 4.375% Convertible Notes due 2014 and the Company's 1.75% Convertible Notes due 2016 was $212,934 and $287,650, respectively. See Note 11 for additional information regarding our Convertible Notes. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we use hedging programs in an effort to mitigate the effect of currency exchange rate movements.

Cash Flow Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These transactions, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Consolidated Statements of Operations. During the reporting periods presented, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2013 and 2012, we had $7,906 and $10,192, respectively, of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of March 31, 2013 and 2012, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Balance Sheet Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2013, we had $55,397 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2012, we had $4,005 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $28,304 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which had maturities of less than one year. For the fiscal years ended March 31, 2013 and 2012, we recorded gains of $2,163 and $746, respectively, and for the fiscal year ended March 31, 2011, we recorded a loss of $6,901 related to foreign currency forward contracts in interest and other, net on the Consolidated Statements of Operations. As of March 31, 2013 and 2012, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Concentration of Credit Risk and Accounts Receivable

We maintain cash balances at several major financial institutions. While we attempt to limit credit exposure with any single institution, balances often exceed insurable amounts.

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 52.5%, 43.9%, and 43.8% of net revenue during the fiscal years ended March 31, 2013, 2012 and 2011, respectively. As of March 31, 2013 and 2012, our five largest customers accounted for 57.2% and 61.3% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 30.5% and 40.6% of such balances at March 31, 2013 and 2012, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk.

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

We capitalize internal software development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles), third-party production and other content costs, subsequent to establishing technological feasibility of a software title. Technological feasibility of a product includes the completion of both technical design and game design documentation. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product by product basis.

We enter into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying intellectual property rights. Such agreements typically allow us to fully recover these payments to the developers at an agreed upon royalty rate earned on the subsequent retail sales of such software, net of any agreed upon costs. Prior to establishing technological feasibility of a product we record any costs incurred by third-party developers as research and development expenses. Subsequent to establishing technological feasibility of a product we capitalize all development and production service payments to third-party developers as software development costs and licenses. We typically enter into agreements with third-party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. When we contract with third-party developers, we generally select those that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third-party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

Licenses consist of payments and guarantees made to holders of intellectual property rights for use of their trademarks, copyrights or other intellectual property rights in the development of our products. Agreements with license holders generally provide for guaranteed minimum payments for use of their intellectual property. Guaranteed minimum payments are initially recorded as an asset (licenses) and as a liability (accrued licenses) upon execution of a licensing agreement, provided that no significant performance remains to be completed by the licensor. When significant performance remains to be completed by the licensor, we record payments when actually paid.

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

We enter into multiple element revenue arrangements in which we may provide a combination of game software, additional content, maintenance or support. Assuming all other recognition criteria are met, for our software and software-related multiple element arrangements, we determine the fair value of each delivered and undelivered element using vendor-specific objective evidence ("VSOE") and allocate the total price among the various elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period. We determine VSOE for each element based on historical stand-alone sales to third parties. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.

In addition, some of our software products provide limited online functionality at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer revenue related to products containing such online features. We determine whether our products contain substantial online functionality by evaluating the significance of the development effort and the nature of the online features, the extent of anticipated marketing focus on the online features, the significance of the online features to the customers' anticipated overall gameplay experience, and the significance of our post sale obligations to customers. Overall, online play functionality is still an emerging area for us, and we continue to monitor this developing functionality and its significance to our products. Determining whether the online functionality for a particular game constitutes more-than-an- inconsequential deliverable is subjective and require management's judgment.

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

Advertising

We expense advertising costs as incurred. Advertising expense for the fiscal years ended March 31, 2013, 2012 and 2011 amounted to $185,162, $122,932 and $115,089, respectively, and are included in "Selling and marketing expense" in the Consolidated Statements of Operations.

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

The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Computation of Basic EPS:
Net income (loss)	$(29,491)	$(108,816)	$48,458
Less: net income allocated to participating securities	—	—	(3,159)

Net income (loss) for basic EPS calculation	$(29,491)	$(108,816)	$45,299

Total weighted average shares outstanding—basic	85,581	83,356	86,127
Less: weighted average participating shares outstanding	—	—	(5,615)

Weighted average common shares outstanding—basic	85,581	83,356	80,512

Basic EPS	$(0.34)	$(1.31)	$0.56

Computation of Diluted EPS:
Net income (loss)	$(29,491)	$(108,816)	$48,458
Less: net income allocated to participating securities	—	—	(3,159)

Net income (loss) for diluted EPS calculation	$(29,491)	$(108,816)	$45,299

Weighted average common shares outstanding—basic	85,581	83,356	80,512
Add: dilutive effect of common stock equivalents	—	—	12

Weighted average common shares outstanding—diluted	85,581	83,356	80,524

Diluted EPS	$(0.34)	$(1.31)	$0.56

The Company incurred a net loss for the fiscal years ended March 31, 2013 and 2012; therefore, the basic and diluted weighted average shares outstanding exclude the effect of unvested share-based awards that are considered participating restricted stock and all common stock equivalents because their effect would be antidilutive.

Our unvested restricted stock rights (including restricted stock units, time-based and market-based restricted stock awards) are considered participating restricted stock since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted stock rights from the numerator and excludes the dilutive effect of those awards from the denominator. For the fiscal years ended March 31, 2013 and 2012, we had 7,357,000 and 5,724,000, respectively, of unvested share-based awards that are considered participating restricted stock which are excluded due to the net loss for those periods.

The Company defines common stock equivalents as unexercised stock options, common stock equivalents underlying the Convertible Notes (see Note 11) and warrants outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which are assessed for their effect on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator.

In connection with the issuance of our 4.375% Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 11) which were excluded from the calculation of diluted EPS because their effect is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our 4.375% Convertible Notes, the Company entered into warrant transactions (see Note 11). For the fiscal year ended March 31, 2011, the Company excluded the warrants outstanding from its diluted EPS because the warrants' strike price of $14.945 was greater than the average market price of our common stock.

Other common stock equivalents excluded from the diluted EPS calculation were unexercised stock option awards of approximately 2,009,000 and 2,164,000 for the fiscal years ended March 31, 2013 and 2012 due to the net loss for those periods. For the fiscal year ended March 31, 2011, the Company excluded from its diluted EPS calculation approximately 2,299,000 of common stock equivalents which were antidilutive because the common stock equivalents' exercise prices exceeded the average fair market value of the Company's common stock.

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

We value time-based restricted stock awards to employees using our closing stock price on the date of grant. Time-based restricted stock awards are amortized and recorded as expense on a straight-line basis over their expected vesting period, which is typically three years, and reduced for estimated forfeitures. We apply variable accounting to our non-employee time-based restricted stock awards, whereby we remeasure the value of such awards at each balance sheet date and adjust the value of the awards based on the closing price of our common stock at the end of the reporting period. Changes in the value of the awards from period to period are recorded as stock- based compensation expense over the vesting period, which typically ranges from three to four years.

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

Recently Issued Accounting Pronouncements

Comprehensive Income

On April 1, 2012, the Company adopted new guidance related to the presentation of comprehensive income. The main provisions of the new guidance provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income or (ii) in two separate but consecutive statements, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. The new rules eliminate the option to present the components of other comprehensive income as part of the statement of stockholders' equity. These new rules have been applied retrospectively and became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011 (April 1, 2012 for the Company), with early adoption permitted. The adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.

Reclassification of Accumulated Other Comprehensive Income

In February 2013, new guidance was issued requiring new disclosures about reclassifications from accumulated other comprehensive income to net income. This new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective prospectively for annual and interim periods beginning after December 15, 2012 (April 1, 2013 for the Company). We do not expect the adoption of this new guidance to have a material effect on our Consolidated Financial Statements.

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

The following is a summary of the results of the discontinued operations. The net income during the fiscal year ended March 31, 2013 was primarily due to the maturity of a remaining contract and changes in estimates of sublease income as a result of the Company entering into a new sublease.

	Fiscal Year Ended March 31,
	2013	2012	2011
Income (loss) before income taxes	$355	$(1,116)	$(4,416)
Gain (loss) on sale	1,316	—	(570)
Provision for income taxes	—	—	360

Net income (loss)	$1,671	$(1,116)	$(5,346)

The following is a summary of the liabilities of discontinued operations primarily related to a liability for a lease assumption without economic benefit less estimates of sublease income. The lease matures on September 30, 2014.

	March 31,
	2013	2012
Liabilities of discontinued operations:
Current:
Accrued expenses and other current liabilities	$1,232	$1,412

Total current liabilities	1,232	1,412
Other non-current liabilities	556	2,319

Total liabilities of discontinued operations	$1,788	$3,731

3.     MANAGEMENT AGREEMENT

In March 2007, we entered into a management services agreement (as amended, the "Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. In May 2011, we entered into a new management agreement (the "New Management Agreement") with ZelnickMedia pursuant to which ZelnickMedia will continue to provide management, consulting and executive level services to the Company through May 2015. As part of the New Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, serves as President. In September 2011, the New Management Agreement, which upon effectiveness, superseded and replaced the Management Agreement was approved by the Company's stockholders at the Company's 2011 Annual Meeting. The New Management Agreement provides for the annual management fee to remain at $2,500, subject to annual increases in the amount of 3% over the term of the agreement, and the maximum annual bonus was increased to $3,500 from $2,500, subject to annual increases in the amount of 3% over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $6,180, $2,500 and $5,521 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

Pursuant to the Management Agreement and the New Management Agreement, we also issued stock-based awards to ZelnickMedia. See Note 14 for a discussion of such awards.

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

	March 31, 2013	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$182,122	$182,122	$—	$—	Cash and cash equivalents
Bank-time deposits	$81,698	$81,698	$—	$—	Cash and cash equivalents

5.     BUSINESS ACQUISITIONS AND CONSOLIDATION

In prior years, we consummated the acquisitions described below, which largely reflect our strategy to diversify our business by adding experienced development studios, intellectual properties and talented personnel resources to our existing infrastructure. The acquisitions were not considered to be material to our Consolidated Statements of Operations, individually or in the aggregate. The results of operations and financial positions of these acquisitions are included in our Consolidated Financial Statements from their respective acquisition dates forward and therefore affect comparability from period to period. During the fiscal years ended March 31, 2012 and 2011, we paid contingent consideration in cash of $4,101 and $1,000, respectively, for our prior year acquisitions. During the fiscal years ended March 31, 2013, 2012 and 2011, we paid $400, $2,000 and $2,000 by issuing 30,726, 128,439 and 192,826 shares, respectively, of our unregistered common stock as contingent consideration for our prior year acquisitions.

Acquired Business	Acquisition Date	Cash and Development Advances Paid	Value of Stock Issued	Goodwill Recorded on Acquisition Date	Identified Intangible Assets	Contingent Consideration
Mad Doc Software LLC	March 2008	$4,715	$1,353	$4,617	$1,275	Up to $15,000 payable in cash or stock, based on meeting certain employment provisions and future product sales, of which $1,650 was paid as of March 31, 2013.
Illusion Softworks	December 2007	5,033	27,875	24,901	8,200	Up to $10,000 based on future product sales, of which $8,601 was paid as of March 31, 2013.

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

6.     INVENTORY

Inventory balances by category are as follows:

	March 31,
	2013	2012
Finished products	$28,026	$20,076
Parts and supplies	2,192	2,401

Inventory	$30,218	$22,477

Estimated product returns included in inventory at March 31, 2013 and 2012 were $1,505 and $1,610, respectively.

7.     SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our capitalized software development costs and licenses are as follows:

	March 31, 2013		March 31, 2012
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$178,297	$38,592	$154,557	$84,315
Software development costs, externally developed	10,469	53,649	53,542	14,440
Licenses	10,189	3,000	3,125	6,000

Software development costs and licenses	$198,955	$95,241	$211,224	$104,755

Software development costs and licenses as of March 31, 2013 and 2012 included $270,488 and $313,090, respectively, related to titles that have not been released.

Amortization and impairment of software development costs and licenses are as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Amortization and impairment of software development costs and licenses	$240,808	$155,844	$154,506
Less: Portion representing stock-based compensation	(10,060)	(5,144)	(10,695)

Amortization and impairment, net of stock-based compensation	$230,748	$150,700	$143,811

8.     FIXED ASSETS, NET

Fixed asset balances by category are as follows:

	March 31,
	2013	2012
Computer equipment	$36,152	$41,827
Computer software	31,466	32,645
Leasehold improvements	31,339	27,604
Office equipment	5,819	6,331
Furniture and fixtures	5,334	5,366

	110,110	113,773
Less: accumulated depreciation	84,748	94,824

Fixed assets, net	$25,362	$18,949

Depreciation expense related to fixed assets for the fiscal years ended March 31, 2013, 2012 and 2011 was $10,200, $11,467 and $14,016, respectively.

9.     GOODWILL AND INTANGIBLE ASSETS, NET

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

For the fiscal years ended March 31, 2013, 2012 and 2011, we did not recognize an impairment loss on goodwill.

The change in our goodwill balance is as follows:

Total
Balance at March 31, 2011	$225,170
Additions and adjustments	5,000
Currency translation adjustment	(2,001)

Balance at March 31, 2012	228,169

Additions and adjustments	1,500
Currency translation adjustment	(3,677)

Balance at March 31, 2013	$225,992

The following table sets forth the components of the intangible assets subject to amortization:

		March 31, 2013			March 31, 2012
	Estimated Useful Lives (Years)
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intellectual property	2-6	$26,949	$(18,718)	$8,231	$26,957	$(11,724)	$15,233
Trademarks	7-10	13,838	(13,682)	156	13,860	(13,339)	521
Technology	3	3,200	(2,760)	440	4,333	(3,893)	440
Non-compete	5-10	5,160	(5,160)	—	5,245	(5,173)	72

		$49,147	$(40,320)	$8,827	$50,395	$(34,129)	$16,266

Amortization of intangible assets is included in our Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Cost of goods sold	$7,000	$983	$3,927
Depreciation and amortization	434	656	983

Total amortization of intangible assets	$7,434	$1,639	$4,910

Estimated future amortization of intangible assets that will be recorded in cost of goods sold and operating expenses for the years ending March 31 are as follows:

2014	$3,593
2015	503
2016	3,969
2017	762

Total	$8,827

10.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	March 31,
	2013	2012
Software development royalties	$64,840	$31,689
Income tax payable and deferred tax liability	53,261	38,490
Compensation and benefits	33,564	15,435
Marketing and promotions	21,601	9,771
Licenses	12,268	32,706
Rent and deferred rent obligations	8,456	5,511
Professional fees	7,733	4,387
Deferred consideration for acquisitions	2,498	1,399
Other	24,695	17,380

Accrued expenses and other current liabilities	$228,916	$156,768

11.   LONG-TERM DEBT

Credit Agreement

In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100,000, which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at March 31, 2013), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.70% at March 31, 2013), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability. We had no outstanding borrowings at March 31, 2013 and 2012.

Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25,000.

Information related to availability on our Credit Agreement is as follows:

	March 31, 2013	March 31, 2012
Available borrowings	$73,565	$79,069
Outstanding letters of credit	1,664	1,664

We recorded interest expense and fees related to the Credit Agreement of $638, $1,248 and $1,783 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's Convertible Notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third-parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of March 31, 2013, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

The 4.375% Convertible Notes are convertible at an initial conversion rate of 93.6768 shares of our common stock per $1 principal amount of 4.375% Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the

4.375% Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 31, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 4.375% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call the 4.375% Convertible Notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after December 1, 2013 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their 4.375% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 4.375% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price of $10.675 per share for at least 20 trading days during the 30 consecutive trading days ended March 31, 2013. Accordingly, as of April 1, 2013, the 4.375% Convertible Notes may be converted at the holder's option through June 30, 2013. If the 4.375% Convertible Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these 4.375% Convertible Notes as long-term debt.

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

The indenture governing the 4.375% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 4.375% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 4.375% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 4.375% Convertible Notes will automatically become due and payable immediately. As of March 31, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 4.375% Convertible Notes.

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

The following table provides additional information related to our 4.375% Convertible Notes:

	March 31,
	2013	2012
Additional paid-in capital	$42,018	$42,018

Principal amount of 4.375% Convertible Notes	$138,000	$138,000
Unamortized discount of the liability component	12,819	22,369

Net carrying amount of 4.375% Convertible Notes	$125,181	$115,631

Carrying amount of debt issuance costs	$797	$1,479

The following table provides the components of interest expense related to our 4.375% Convertible Notes:

	Fiscal Year Ended March 31,
	2013	2012	2011
Cash interest expense (coupon interest expense)	$6,038	$6,038	$6,004
Non-cash amortization of discount on 4.375% Convertible Notes	9,550	8,392	7,374
Amortization of debt issuance costs	682	682	682

Total interest expense related to 4.375% Convertible Notes	$16,270	$15,112	$14,060

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

The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of March 31, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

The following table provides additional information related to our 1.75% Convertible Notes:

	March 31,
	2013	2012
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	39,979	49,291

Net carrying amount of 1.75% Convertible Notes	$210,021	$200,709

Carrying amount of debt issuance costs	$3,821	$4,979

The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Fiscal Year Ended March 31,
	2013	2012
Cash interest expense (coupon interest expense)	$4,375	$1,641
Non-cash amortization of discount on 1.75% Convertible Notes	9,312	3,336
Amortization of debt issuance costs	1,158	449

Total interest expense related to 1.75% Convertible Notes	$14,845	$5,426

12.   COMMITMENTS AND CONTINGENCIES

A summary of annual minimum contractual obligations and commitments as of March 31, 2013 is as follows:

Fiscal Year Ending March 31,	Licensing and Marketing	Software Development	Operating Leases	Purchase Obligations	Convertible Notes Interest	Convertible Notes	Total
2014	$22,293	$42,688	$16,086	$6,720	$10,413	$—	$98,200
2015	21,505	29,869	15,291	4,157	7,394	138,000	216,216
2016	19,910	3,100	12,814	1,749	4,375	—	41,948
2017	30,910	—	10,175	—	4,375	250,000	295,460
2018	14,550	—	7,757	—	—	—	22,307
Thereafter	11,838	—	25,128	—	—	—	36,966

Total	$121,006	$75,657	$87,251	$12,626	$26,557	$388,000	$711,097

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

Software Development Agreements:    We make payments to third-party software developers that include contractual payments to developers under several software development agreements that expire at various times through September 2015. Our aggregate outstanding software development commitments assume satisfactory performance by third-party software developers.

Lease Commitments:    Our offices are occupied under non-cancelable operating leases expiring at various times through March 2023. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through March 2020. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term. Included in the cash commitments for operating leases above is a lease assumption without economic benefit related to our discontinued operations. See Note 2 to our Consolidated Financial Statements for additional information regarding discontinued operations. Rent expense amounted to $15,107, $16,018 and $14,088 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

Purchase obligations:    These obligations are primarily related to agreements to purchase services that are enforceable and legally binding on the Company that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through February 2016.

Contingent Consideration:    Part of our business acquisition strategy has been to make a portion of the purchase price of certain acquisitions dependent on product delivery or future product sales. The amounts and timing of these payments are currently not fixed or determinable. See Note 5 for a discussion of our contingent commitments related to our business acquisitions.

Employee Savings Plans:    For our United States employees we maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We also have various pension plans for our non-U.S. employees, some of which are required by local laws, and allow or require Company contributions. Employer contributions under all defined contribution and pension plans during the fiscal years ended March 31, 2013, 2012 and 2011 were $6,089, $5,570 and $5,091, respectively.

Income Taxes:    At March 31, 2013, the Company had recorded a liability for gross unrecognized tax benefits of $14,302 for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, therefore, these liabilities have not been included in the contractual obligations table.

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

13.   INCOME TAXES

Components of income (loss) before income taxes are as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Domestic	$16,924	$(62,655)	$29,926
Foreign	(43,036)	(41,182)	33,697

Income (loss) from continuing operations before income taxes	$(26,112)	$(103,837)	$63,623

Provision for current and deferred income taxes consists of the following:

	Fiscal Year Ended March 31,
	2013	2012	2011
Current:
U.S. federal	$3,705	$(729)	$3,193
U.S. state and local	456	(55)	1,521
Foreign	1,730	2,769	6,189

Total current income taxes	5,891	1,985	10,903
Deferred:
U.S. federal	(1,821)	1,712	(798)
U.S. state and local	134	126	(45)
Foreign	846	40	(241)

Total deferred income taxes	(841)	1,878	(1,084)

Provision for income taxes	$5,050	$3,863	$9,819

A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
U.S. federal statutory rate	(35.0)%	(35.0)%	35.0%
Foreign tax rate differential	41.5%	10.6%	(8.0)%
Tax amortization of goodwill	7.7%	1.8%	2.8%
Foreign earnings	4.0%	(2.3)%	2.7%
State and local taxes, net of U.S. federal benefit	2.3%	0.0%	1.3%
Valuation allowance	(6.2)%	25.5%	(18.8)%
Other	5.0%	3.1%	0.4%

Effective tax rate	19.3%	3.7%	15.4%

The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31,
	2013	2012
Deferred tax assets:
Current deferred tax assets:
Sales returns and allowances (including bad debt)	$7,823	$7,017
Inventory reserves	1,054	815
Deferred rent	4,017	1,843
Deferred revenue	6,790	2,339
Other	17,763	14,920

Total current deferred tax assets	37,447	26,934
Less: Valuation allowance	(20,858)	(15,921)

Net current deferred tax assets	16,589	11,013
Noncurrent deferred tax assets:
Equity compensation	2,598	2,574
Domestic net operating loss carryforward	142,385	166,887
Foreign tax credit carryforward	8,724	7,680
Foreign net operating loss carryforwards	29,682	22,898

Total noncurrent deferred tax assets	183,389	200,039
Less: Valuation allowance	(112,054)	(118,247)

Net noncurrent deferred tax assets	71,335	81,792
Deferred tax liabilities:
Current deferred tax liabilities:
Capitalized software and depreciation	(65,808)	(46,886)

Total current deferred tax liabilities	(65,808)	(46,886)

Net current deferred tax liability	$(49,219)	$(35,873)

Noncurrent deferred tax liabilities:
Convertible debt	(19,471)	(26,380)
Intangible amortization	(2,703)	(1,867)
Capitalized software and depreciation	(3,940)	(22,511)

Total noncurrent deferred tax liabilities	(26,114)	(50,758)

Net noncurrent deferred tax asset	$45,221	$31,034

The valuation allowance is primarily attributable to net operating losses for which no benefit is provided due to uncertainty with respect to their realization. The net deferred tax liability is primarily the result of deferred tax liabilities related to goodwill which cannot be used to offset deferred tax assets.

At March 31, 2013, we had domestic net operating loss carryforwards totaling $363,311, which will begin to expire in 2026. In addition, we had foreign net operating loss carryforwards of $234,956, of which $5,656 will begin to expire in 2014, $214,544 will begin to expire in 2016, $1,614 will expire in 2023, and the remainder may be carried forward indefinitely.

The total amount of undistributed earnings of foreign subsidiaries was approximately $104,100 at March 31, 2013 and $151,400 at March 31, 2012. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.

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

As of March 31, 2013 and 2012, we had gross unrecognized tax benefits, including interest and penalties, of $21,712 and $22,406, respectively, of which $14,302 and 15,646, respectively, would affect our effective tax rate if realized.

The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Balance, beginning of period	$20,328	$13,352	$9,195
Additions:
Current year tax positions	73	1,741	1,077
Prior year tax positions	2,812	5,805	4,097
Reduction of prior year tax positions	(2,605)	—	—
Lapse of statute of limitations	(81)	(750)	(1,273)
Other, net	(127)	180	256

Balance, end of period	$20,400	$20,328	$13,352

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the fiscal year ended March 31, 2013, we recognized a decrease in interest and penalties of approximately $766. For the fiscal years ended March 31, 2012 and 2011, we recognized an increase in interest and penalties of approximately $339 and $5, respectively. The gross amount of interest and penalties accrued as of March 31, 2013 and 2012 was approximately $1,312 and $2,078, respectively.

We are generally no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended October 31, 2010 and state income tax returns for periods prior to the fiscal year ended October 31, 2004. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to our fiscal year ended October 31, 2010. U.S. federal taxing authorities have completed examinations of our income tax returns through the fiscal years ended October 31, 2009. Certain U.S. state taxing authorities are currently examining our income tax returns for fiscal years ending October 31, 2004 through October 31, 2009. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

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

In April 2009, our stockholders approved our 2009 Stock Incentive Plan (the "2009 Plan"). The aggregate number of shares issuable under this plan was 6,409,000, representing 4,900,000 new shares available for grant approved by our stockholders and 1,509,000 shares allocated from the Incentive Stock Plan and 2002 Stock Option Plan (the "2002 Plan"). Our stockholders have further approved amendments to the 2009 Plan to increase the available shares for issuance by 2,750,000 in April 2010, by 5,000,000 in September 2011 and by 2,800,000 in September 2012. The 2009 Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock, deferred stock and other stock-based awards of our common stock to employees and non-employees. As of March 31, 2013, there were approximately 2,766,000 shares available for issuance under the 2009 Plan.

In April 2008, our stockholders approved an increase to the number of shares available for grant under the Incentive Stock Plan from 4,500,000 to 6,500,000. The Incentive Stock Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock, deferred stock and other stock-based awards of our common stock to employees and non-employees. As of March 31, 2013, there were no shares available for issuance under the Incentive Stock Plan.

In June 2002, our stockholders approved our 2002 Plan, as previously adopted by our Board of Directors, pursuant to which officers, directors, employees and consultants may receive options to purchase shares of our common stock. The aggregate amount of shares issuable under the 2002 Plan was 11,000,000 shares. As of March 31, 2013, there were no shares available for issuance under the 2002 Plan.

Subject to the provisions of the plans, the Board of Directors or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the equity awards are to be granted, the number of shares to be covered by each equity award, the vesting period, restrictions, if any, on the equity award, the terms and conditions of the equity award.

The following table summarizes stock-based compensation expense included in our Consolidated Statements of Operations:

	Fiscal Year Ended March 31,
	2013	2012	2011
Cost of goods sold	$10,060	$5,144	$10,695
Selling and marketing	5,562	5,042	4,659
General and administrative	17,824	19,963	9,781
Research and development	2,319	3,345	3,630

Stock-based compensation expense	35,765	33,494	28,765
Capitalized stock-based compensation expense	6,964	11,220	11,266

Total stock-based compensation expense	$42,729	$44,714	$40,031

During the fiscal years ended March 31, 2013, 2012 and 2011, we recorded $8,789, $13,365 and $3,159, respectively, of stock-based compensation expense for non-employee awards, which was included in general and administrative expenses.

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

In June 2008, pursuant to the Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia that vested annually over a three year period and 900,000 shares of market-based restricted stock that could have vested over a four year period through June 2012, provided that the Company's Total Shareholder Return (as defined in the relevant grant agreements) was at or higher than the 75th percentile of the NASDAQ Industrial Index measured annually on a cumulative basis. Because the price of our common stock did not achieve its performance targets, the 900,000 shares of market-based restricted stock were forfeited in June 2012. For the fiscal years ended March 31, 2012 and 2011, we recorded expenses of $499 and $1,594, respectively of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the Management Agreement.

In addition, pursuant to the New Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that will vest annually through April 1, 2015 and 1,650,000 shares of market-based restricted stock that will be eligible to vest through April 1, 2015, based on the Company's Total Shareholder Return (as defined in the relevant grant agreements) relative to the Total Shareholder Return of the companies that constitute the NASDAQ Composite Index measured annually on a cumulative basis. To earn all of the shares of market-based restricted stock, the Company must perform at the 75th percentile, or top quartile, of the NASDAQ Composite Index. The unvested portion of the shares of restricted stock granted pursuant to the New Management Agreement as of March 31, 2013 and 2012 was 2,169,750 and 2,750,000 shares, respectively. For the fiscal years ended March 31, 2013 and 2012, we recorded expenses of $8,789 and $12,866 of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the New Management Agreement.

We measure the fair value of our market-based awards to employees and non-employees using the Monte Carlo Simulation method, which takes into account assumptions such as the expected volatility of our common stock, the risk-free interest rate based on the contractual term of the award, expected dividend yield, vesting schedule and the probability that the market conditions of the award will be achieved. The estimated value of market-based restricted stock awards granted to employees during the fiscal years ended March 31, 2013, 2012 and 2011 was $9.36, $16.29 and $15.36 per share, respectively.

Each reporting period, we remeasure the fair value of the unvested portion of the market-based restricted stock awards granted to ZelnickMedia. For the fiscal years ended March 31, 2013 and 2012, the estimated value of the awards granted to ZelnickMedia during the fiscal year ended March 31, 2012 was $7.65 and $12.10 per share, respectively. For the fiscal years ended March 31, 2012 and 2011, the estimated value of the awards granted to ZelnickMedia during the fiscal year ended October 31, 2008 was $0.02 and $1.11 per share, respectively.

The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation method:

	Fiscal Year Ended March 31,
	2013		2012		2011
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	0.6%	0.3%	0.4%	0.4%	1.4%	0.5%
Expected stock price volatility	49.3%	40.0%	58.2%	46.3%	52.6%	55.0%
Expected service period (years)	2.8	3.3	2.0	3.1	2.0	4.0
Dividends	None	None	None	None	None	None

The following table summarizes the activity in non-vested restricted stock awarded to employees and ZelnickMedia under our stock-based compensation plans:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2012	5,724	$11.06
Granted	4,581	10.08
Vested	(1,867)	12.87
Forfeited	(1,081)	17.43

Non-vested restricted stock at March 31, 2013	7,357	$11.33

As of March 31, 2013, the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested restricted stock was approximately $36,516 and will be recognized as compensation expense on a straight-line basis over the remaining vesting period, or capitalized as software development costs.

Stock Options

As of March 31, 2013, all of the outstanding stock options are exercisable and expire at various times through the fiscal year ending March 31, 2018. Options granted generally vested over a period of three to four years and expire within a period of five to ten years.

Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vested over 36 months and expire 10 years from the date of grant. Each month, we remeasured the fair value of the unvested portion of such options and recorded compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock affected compensation expense or benefit recognized from period to period. For the fiscal year ended March 31, 2011, we recorded $1,565 of stock-based compensation related to this option grant.

The following table summarizes the activity in stock options awarded to employees and ZelnickMedia under our stock-based compensation plans and also includes non-plan options:

	Fiscal Year Ended March 31,
	2013		2012		2011
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,164	$15.16	2,317	$15.37	3,514	$18.17
Exercised	—	—	(22)	10.96	(65)	11.30
Forfeited	(155)	20.59	(131)	19.52	(1,132)	24.30

Outstanding at end of period	2,009	$14.74	2,164	$15.16	2,317	$15.37

Exercisable at period-end	2,009	$14.74	2,164	$15.16	2,317	$15.37
Remaining weighted average contractual life of options exercisable (years)		4.4		5.0		5.7
Aggregate intrinsic value		$2,833		$1,296		$1,354

The total estimated fair value of options vested during the fiscal year ended March 31, 2011 was $1,880.

The fair value of our stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of assumptions regarding a number of complex and subjective variables that would usually have a significant effect on the fair value estimate. These variables included, but were not limited to, the volatility of our common stock price, the current market price of our common stock, the risk-free interest rate and expected exercise term. The following table summarizes the weighted average assumptions used in the Black-Scholes option-pricing model to value outstanding stock options awarded:

Fiscal Year Ended March 31, 2011
Risk-free interest rate	3.4%
Expected stock price volatility	57.2%
Expected term until exercise (years)	7.3
Dividends	None

Valuation Assumptions

Generally, our assumptions are based on historical information and judgment is required to determine if historical trends could be indicators of future outcomes. For the fiscal years ended March 31, 2013, 2012 and 2011, we estimated stock price volatility of all stock-based compensation awards using a combination of historical volatility and implied volatility for publicly traded options on our common stock. In addition, stock-based compensation expense is calculated based on the number of awards that are ultimately expected to vest, and therefore are reduced for estimated forfeitures. Our estimate of expected forfeitures is based on our historical annual forfeiture rate of 5%. The estimated forfeiture rate, which is evaluated at each balance sheet date throughout the life of the award, provides a time-based adjustment of forfeited shares. The estimated forfeiture rate is reassessed at each balance sheet date and may have changed based on new facts and circumstances.

Share Repurchase Program

In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. Through March 31, 2013, the Company has not repurchased any shares of our common stock as part of the program.

15.   SEGMENT AND GEOGRAPHIC INFORMATION

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

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Fiscal Year Ended March 31,
Net revenue by geographic region:	2013	2012	2011
United States	$710,488	$449,189	$619,731
Europe	328,003	246,260	364,017
Canada and Latin America	88,427	61,773	71,476
Asia Pacific	87,565	68,601	81,652

Total net revenue	$1,214,483	$825,823	$1,136,876

Net revenue by product platform was as follows:

	Fiscal Year Ended March 31,
Net revenue by product platform:	2013	2012	2011
Console	$975,994	$703,188	$973,954
PC and other	216,321	87,318	110,511
Handheld	22,168	35,317	52,411

Total net revenue	$1,214,483	$825,823	$1,136,876

Our products are delivered through physical retail and digital online services (digital download, online platforms and cloud streaming). Net revenue by distribution channel was as follows:

	Fiscal Year Ended March 31,
Net revenue by distribution channel:	2013	2012	2011
Physical retail and other	$958,355	$719,179	$1,035,171
Digital online	256,128	106,644	101,705

Total net revenue	$1,214,483	$825,823	$1,136,876

16.   INTEREST AND OTHER, NET

	Fiscal Year Ended March 31,
	2013	2012	2011
Interest income (expense), net	$(30,763)	$(20,616)	$(15,248)
Gain (loss) on sale	—	2,200	(106)
Foreign currency exchange gain (loss)	(778)	(1,311)	1,414
Other	190	156	421

Interest and other, net	$(31,351)	$(19,571)	$(13,519)

During the fiscal year ended March 31, 2012, we sold certain intellectual property assets for $2,200 in cash and additional contingent royalties, resulting in a gain on sale of $2,200. The disposition did not involve a significant amount of assets or materially affect our operating results.

17.   SUPPLEMENTARY FINANCIAL INFORMATION

The following table provides details of our valuation and qualifying accounts:

	Beginning Balance	Additions(1)	Deductions	Other	Ending Balance
Fiscal Year Ended March 31, 2013
Valuation allowance for deferred income taxes	$134,168	$—	$(1,256)	$—	$132,912

Sales returns, price protection and other allowances	$50,290	$109,107	$(95,901)	$(616)	$62,880
Allowance for doubtful accounts	712	487	—	2	1,201

Total accounts receivable allowances	$51,002	$109,594	$(95,901)	$(614)	$64,081

Fiscal Year Ended March 31, 2012
Valuation allowance for deferred income taxes	$114,643	$19,525	$—	$—	$134,168

Sales returns, price protection and other allowances	$42,104	$119,462	$(110,085)	$(1,191)	$50,290
Allowance for doubtful accounts	796	—	(84)	—	712

Total accounts receivable allowances	$42,900	$119,462	$(110,169)	$(1,191)	$51,002

Fiscal Year Ended March 31, 2011
Valuation allowance for deferred income taxes	$141,231	$—	$(26,588)	$—	$114,643

Sales returns, price protection and other allowances	$71,764	$90,119	$(119,356)	$(423)	$42,104
Allowance for doubtful accounts	771	43	(32)	14	796

Total accounts receivable allowances	$72,535	$90,162	$(119,388)	$(409)	$42,900

(1)
Includes price concessions of $66,207, $85,977 and $59,894; returns of $14,976, $9,608 and $8,721; and other sales allowances including rebates, discounts and cooperative advertising of $27,924, $23,877 and $21,504 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

18.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended March 31, 2013:

	Quarter
Fiscal Year Ended March 31, 2013	First	Second	Third	Fourth
Net revenue	$226,139	$273,084	$415,773	$299,487
Software development costs and royalties	105,004	77,535	77,641	57,576
Product costs	72,259	73,314	99,020	71,479
Licenses	8,520	7,228	31,735	9,802
Internal royalties	948	410	7,903	15,463

Cost of goods sold	186,731	158,487	216,299	154,320

Gross profit	39,408	114,597	199,474	145,167

Selling and marketing	79,007	65,851	60,724	51,747
General and administrative	43,202	30,809	32,880	40,369
Research and development	15,312	19,320	22,369	21,183
Depreciation and amortization	2,769	2,550	2,509	2,806

Total operating expenses	140,290	118,530	118,482	116,105

Income (loss) from operations	(100,882)	(3,933)	80,992	29,062
Interest and other, net	(8,049)	(7,419)	(8,094)	(7,789)

Income (loss) from continuing operations before income taxes	(108,931)	(11,352)	72,898	21,273

Provision for income taxes	1,841	1,085	2,021	103

Income (loss) from continuing operations	(110,772)	(12,437)	70,877	21,170
Income (loss) from discontinued operations, net of taxes	(66)	(54)	488	1,303

Net income (loss)	$(110,838)	$(12,491)	$71,365	$22,473

Earnings (loss) per share:
Continuing operations	$(1.30)	$(0.15)	$0.76	$0.23
Discontinued operations	—	—	—	0.01

Basic earnings (loss) per share	$(1.30)	$(0.15)	$0.76	$0.24

Continuing operations	$(1.30)	$(0.15)	$0.66	$0.23
Discontinued operations	—	—	—	0.01

Diluted earnings (loss) per share	$(1.30)	$(0.15)	$0.66	$0.24

	Quarter
Fiscal Year Ended March 31, 2012	First	Second	Third	Fourth
Net revenue	$334,380	$107,034	$236,325	$148,084
Product costs	98,451	40,137	68,803	47,845
Software development costs and royalties	84,602	17,248	27,236	35,401
Internal royalties	16,512	6,579	9,907	1,158
Licenses	11,654	10,739	20,521	32,062

Cost of goods sold	211,219	74,703	126,467	116,466

Gross profit	123,161	32,331	109,858	31,618

Selling and marketing	74,683	28,773	40,228	40,065
General and administrative	30,577	25,785	29,705	35,133
Research and development	16,519	15,998	16,823	14,822
Depreciation and amortization	3,245	3,284	2,854	2,740

Total operating expenses	125,024	73,840	89,610	92,760

Income (loss) from operations	(1,863)	(41,509)	20,248	(61,142)
Interest and other, net	(3,680)	(4,333)	(6,190)	(5,368)

Income (loss) from continuing operations before income taxes	(5,543)	(45,842)	14,058	(66,510)

Provision (benefit) for income taxes	3,076	1,419	(127)	(505)
Income (loss) from continuing operations	(8,619)	(47,261)	14,185	(66,005)
Loss from discontinued operations, net of taxes	(94)	(110)	(81)	(831)

Net income (loss)	$(8,713)	$(47,371)	$14,104	$(66,836)

Earnings (loss) per share:
Continuing operations	$(0.11)	$(0.57)	$0.16	$(0.78)
Discontinued operations	—	—	—	(0.01)

Basic earnings (loss) per share	$(0.11)	$(0.57)	$0.16	$(0.79)

Continuing operations	$(0.11)	$(0.57)	$0.16	$(0.78)
Discontinued operations	—	—	—	(0.01)

Diluted earnings (loss) per share	$(0.11)	$(0.57)	$0.16	$(0.79)

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
May 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ STRAUSS ZELNICK Strauss Zelnick	Chairman and Chief Executive Officer (Principal Executive Officer)	May 13, 2013
/s/ LAINIE GOLDSTEIN Lainie Goldstein	Chief Financial Officer (Principal Financial and Accounting Officer)	May 13, 2013
/s/ MICHAEL DORNEMANN Michael Dornemann	Lead Independent Director	May 13, 2013
/s/ ROBERT A. BOWMAN Robert A. Bowman	Director	May 13, 2013
/s/ SUNGHWAN CHO SungHwan Cho	Director	May 13, 2013
/s/ BRETT ICAHN Brett Icahn	Director	May 13, 2013
/s/ J MOSES J Moses	Director	May 13, 2013
/s/ JAMES L. NELSON James L. Nelson	Director	May 13, 2013
/s/ MICHAEL SHERESKY Michael Sheresky	Director	May 13, 2013