Form 10-Q
period 2013-06-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2013-07-31
CIK 946581

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-34003

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

        As of July 26, 2013, there were 92,879,333 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$646,315	$402,502
Accounts receivable, net of allowances of $52,103 and $64,081 at June 30, 2013 and March 31, 2013, respectively	35,202	189,596
Inventory	27,852	30,218
Software development costs and licenses	191,449	198,955
Convertible note hedge receivable	62,759	—
Prepaid expenses and other	56,600	44,881

Total current assets	1,020,177	866,152

Fixed assets, net	30,285	25,362
Software development costs and licenses, net of current portion	102,121	95,241
Goodwill	226,289	225,992
Other intangibles, net	8,666	8,827
Other assets	60,567	56,265

Total assets	$1,448,105	$1,277,839

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,382	$79,932
Accrued expenses and other current liabilities	194,635	228,916
Long-term debt, current portion	127,768	—
Convertible note warrant liability	39,354	—
Deferred revenue	27,983	26,919
Liabilities of discontinued operations	1,165	1,232

Total current liabilities	416,287	336,999

Long-term debt	408,925	335,202
Other long-term liabilities	15,631	17,087
Liabilities of discontinued operations, net of current portion	281	556

Total liabilities	841,124	689,844

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 200,000 shares authorized; 94,738 and 93,743 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	947	937
Additional paid-in capital	914,338	832,460
Accumulated deficit	(302,744)	(240,830)
Accumulated other comprehensive loss	(5,560)	(4,572)

Total stockholders' equity	606,981	587,995

Total liabilities and stockholders' equity	$1,448,105	$1,277,839

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,
	2013	2012
Net revenue	$142,667	$226,139
Cost of goods sold	93,842	186,731

Gross profit	48,825	39,408
Selling and marketing	41,601	79,007
General and administrative	32,860	43,202
Research and development	20,871	15,312
Depreciation and amortization	3,057	2,769

Total operating expenses	98,389	140,290

Loss from operations	(49,564)	(100,882)
Interest and other, net	(11,233)	(8,049)

Loss from continuing operations before income taxes	(60,797)	(108,931)
Provision for income taxes	1,087	1,841

Loss from continuing operations	(61,884)	(110,772)
Loss from discontinued operations, net of taxes	(30)	(66)

Net loss	$(61,914)	$(110,838)

Earnings (loss) per share:
Continuing operations	$(0.71)	$(1.30)
Discontinued operations	—	—

Basic earnings (loss) per share	$(0.71)	$(1.30)

Continuing operations	$(0.71)	$(1.30)
Discontinued operations	—	—

Diluted earnings (loss) per share	$(0.71)	$(1.30)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended June 30,
	2013	2012
Net loss	$(61,914)	$(110,838)
Other comprehensive loss:
Foreign currency translation adjustment	(835)	(11,336)
Change in unrealized losses on cash flow hedges, net	(153)	(103)

Other comprehensive loss	(988)	(11,439)

Comprehensive loss	$(62,902)	$(122,277)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(61,914)	$(110,838)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and impairment of software development costs and licenses	43,238	95,488
Depreciation and amortization	3,057	2,769
Loss from discontinued operations	30	66
Amortization and impairment of intellectual property	139	4,209
Stock-based compensation	5,947	7,006
Amortization of discount on Convertible Notes	5,346	4,543
Amortization of debt issuance costs	497	511
Net loss on change in fair value of convertible note hedge and warrant	1,911	—
Other, net	742	581
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	154,394	(26,672)
Inventory	2,366	(5,510)
Software development costs and licenses	(42,070)	(56,332)
Prepaid expenses, other current and other non-current assets	(14,591)	2,105
Deferred revenue	1,064	484
Accounts payable, accrued expenses and other liabilities	(92,583)	29,484
Net cash used in discontinued operations	(372)	(410)

Net cash provided by (used in) operating activities	7,201	(52,516)

Investing activities:
Purchase of fixed assets	(7,994)	(3,290)

Net cash used in investing activities	(7,994)	(3,290)

Financing activities:
Proceeds from issuance of Convertible Notes	246,250	—
Payment of debt issuance costs	(2,043)	—

Net cash provided by financing activities	244,207	—

Effects of foreign currency exchange rates on cash and cash equivalents	399	2,583

Net increase (decrease) in cash and cash equivalents	243,813	(53,223)
Cash and cash equivalents, beginning of year	402,502	420,279

Cash and cash equivalents, end of period	$646,315	$367,056

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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These Unaudited Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

        The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2013 and March 31, 2013 we had $25,458 and $7,489, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets because its use was restricted.

        As of June 30, 2013, the estimated fair value of the Company's 4.375% Convertible Notes due 2014, the Company's 1.75% Convertible Notes due 2016 and the Company's 1.00% Convertible Notes due 2018 was $195,725, $274,525 and $244,350, respectively. See Note 8 for additional information regarding our Convertible Notes. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

        We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we use hedging programs in an effort to mitigate the effect of foreign currency exchange rate movements.

Cash Flow Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Condensed Consolidated Statements of Operations. During the reporting periods presented, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2013 and March 31, 2013, we had $5,544 and $7,906, respectively, of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of June 30, 2013, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities. As of March 31, 2013, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2013 and March 31, 2013, we had $19,544 and $55,397, respectively, of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months ended June 30, 2013 and 2012, we recorded gains of $542 and $1,659, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. As of June 30, 2013 and March 31, 2013, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Recently Issued Accounting Pronouncements

Reclassification of Accumulated Other Comprehensive Income

        In February 2013, new guidance was issued requiring new disclosures about reclassifications from accumulated other comprehensive income to net income. This new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective prospectively for annual and interim periods beginning after December 15, 2012 (April 1, 2013 for the Company). The adoption of this new guidance did not have a material impact on our Condensed Consolidated Financial Statements and the required disclosures are provided in Note 10.

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

	June 30, 2013	March 31, 2013
Liabilities of discontinued operations:
Current:
Accrued expenses and other current liabilities	$1,165	$1,232

Total current liabilities	1,165	1,232
Other non-current liabilities	281	556

Total liabilities of discontinued operations	$1,446	$1,788

3. MANAGEMENT AGREEMENT

        In March 2007, we entered into a management services agreement (as amended, the "Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. In May 2011, we entered into a new management agreement (the "New Management Agreement") with ZelnickMedia, which upon effectiveness, superseded and replaced the Management Agreement pursuant to which ZelnickMedia will continue to provide management, consulting and executive level services to the Company through May 2015. As part of the New Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, serves as President. The New Management Agreement provides for the annual management fee to remain at $2,500, subject to annual increases in the amount of 3% over the term of the agreement, and the maximum annual bonus was increased to $3,500 from $2,500, subject to annual increases in the amount of 3% over the term of the agreement, based on the Company achieving certain performance thresholds. For the three months ended June 30, 2013 and 2012, we recorded an expense of $1,127 and $1,094, respectively, of consulting expense (a component of general and administrative expenses) in consideration for ZelnickMedia's services.

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

        In addition, pursuant to the New Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that will vest annually through April 1, 2015 and 1,650,000 shares of market-based restricted stock that will be eligible to vest through April 1, 2015, based on the Company's Total Shareholder Return (as defined in the relevant grant agreements) relative to the Total Shareholder Return of the companies that constitute the NASDAQ Composite Index measured annually on a cumulative basis. To earn all of the shares of market-based restricted stock, the Company must perform at the 75th percentile, or top quartile, of the NASDAQ Composite Index. Each reporting period, we remeasure the fair value of the unvested portion of the shares of market-based restricted stock granted to ZelnickMedia. The unvested portion of the shares of restricted stock granted pursuant to the New Management Agreement as of June 30, 2013 and March 31, 2013 was 1,894,750 and 2,169,750 shares, respectively. For the three months ended June 30, 2013 and 2012, we recorded an expense of $487 and a benefit of $783, respectively, of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the New Management Agreement.

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

	June 30, 2013	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$415,205	$415,205	$—	$—	Cash and cash equivalents
Bank-time deposits	$90,872	$90,872	$—	$—	Cash and cash equivalents

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

5. INVENTORY

        Inventory balances by category are as follows:

	June 30, 2013	March 31, 2013
Finished products	$22,787	$28,026
Parts and supplies	5,065	2,192

Inventory	$27,852	$30,218

        Estimated product returns included in inventory at June 30, 2013 and March 31, 2013 were $1,453 and $1,505, respectively.

6. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	June 30, 2013		March 31, 2013
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$174,848	$37,214	$178,297	$38,592
Software development costs, externally developed	7,144	61,907	10,469	53,649
Licenses	9,457	3,000	10,189	3,000

Software development costs and licenses	$191,449	$102,121	$198,955	$95,241

        Software development costs and licenses as of June 30, 2013 and March 31, 2013 included $278,296 and $270,488, respectively, related to titles that have not been released. During the three months ended June 30, 2013, we recorded $29,636 of software development impairment charges (a component of cost of goods sold).

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	June 30, 2013	March 31, 2013
Software development royalties	$60,705	$64,840
Income tax payable and deferred tax liability	54,082	53,261
Compensation and benefits	19,817	33,564
Marketing and promotions	17,420	21,601
Rent and deferred rent obligations	8,493	8,456
Licenses	7,064	12,268
Professional fees	4,539	7,733
Deferred consideration for acquisitions	2,498	2,498
Other	20,017	24,695

Accrued expenses and other current liabilities	$194,635	$228,916

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT

Credit Agreement

        In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100,000, which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at June 30, 2013), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.69% at June 30, 2013), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability. We had no outstanding borrowings at June 30, 2013 and March 31, 2013.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25,000.

        Information related to availability on our Credit Agreement is as follows:

	June 30, 2013	March 31, 2013
Available borrowings	$71,863	$73,565
Outstanding letters of credit	1,664	1,664

        We recorded interest expense and fees related to the Credit Agreement of $159 for the three months ended June 30, 2013 and 2012.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of June 30, 2013, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

4.375% Convertible Notes Due 2014

        In June 2009, we issued $138,000 aggregate principal amount of 4.375% Convertible Notes due 2014 (the "4.375% Convertible Notes"). The issuance of the 4.375% Convertible Notes included $18,000 related to the exercise of an over-allotment option by the underwriters. Interest on the 4.375%

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

Convertible Notes is payable semi-annually in arrears on June 1st and December 1st of each year, and commenced on December 1, 2009. The 4.375% Convertible Notes mature on June 1, 2014, unless earlier redeemed or repurchased by the Company or converted. As further described below, on June 12, 2013, we issued a notice of redemption calling all of our outstanding 4.375% Convertible Notes for redemption on August 29, 2013.

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

        At any time on or after June 5, 2012, the Company may redeem all of the outstanding 4.375% Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide notice of redemption to holders of the 4.375% Convertible Notes exceeds 150% of the conversion price in effect on each such trading day. This condition was met on June 12, 2013. The redemption price will equal 100% of the principal amount of the 4.375% Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date.

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

        The indenture governing the 4.375% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 4.375% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 4.375% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 4.375% Convertible Notes will automatically become due and payable immediately. As of June 30, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 4.375% Convertible Notes.

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

        On June 12, 2013, we issued a notice of redemption calling all of our outstanding 4.375% Convertible Notes, in aggregate principal amount of $138,000, for redemption on August 29, 2013 at a redemption price of $1 per $1 principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. Holders who elect to convert following receipt of the notice of redemption shall be entitled to make-whole shares in addition to such shares they would otherwise be entitled to receive upon conversion. The notice of redemption specified that we will settle any 4.375% Convertible Notes surrendered for conversion in connection with the redemption on a combination settlement basis by paying cash up to a cash amount equal to $166,000 in the aggregate of converted notes and delivering shares of our common stock in respect of the amount, if any, by which our conversion obligation exceeds such cash amount.

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

        Separately, the Company entered into warrant transactions with a strike price of $14.945 per share. The warrants will be net share settled and will cover approximately 12,927,000 shares of the Company's common stock and expire on August 30, 2014, for total proceeds of approximately $26,300, which was credited to additional paid-in capital.

        On June 12, 2013, the Company entered into Unwind Agreements with respect to the convertible note hedge transactions and Unwind Agreements with respect to the warrant transactions with each of the hedge counterparties (collectively, the "Unwind Agreements"). Pursuant to the terms of the Unwind Agreements, and in connection with the Company's issuance of a notice of redemption for all the 4.375% Convertible Notes, the Company has the right to deliver a notice to the hedge counterparties, prior to the redemption date set forth in such redemption notice, designating an early termination date for the convertible note hedge transactions and warrant transactions. The hedge counterparties will owe a cash payment to the Company as a result of the early termination of the

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

convertible note hedge transactions that will be calculated based on its current fair market value. The Company will owe a cash payment to the hedge counterparties, as applicable, as a result of the early termination of the warrant transactions that will be calculated based on its current fair market value. As a result of the Unwind Agreements, the convertible note hedge transactions and warrant transactions are accounted for as derivatives whereby the fair values of these transactions are reported as a convertible note hedge receivable and as a convertible note warrant liability on our Condensed Consolidated Balance Sheets with an offsetting impact to additional paid-in capital. Gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. As of June 30, 2013, the fair value of the convertible note hedge transactions was approximately $62,759 and is reported as a convertible note hedge receivable and the fair value of the warrant transactions was approximately $39,354 and is reported as a convertible note warrant liability. During the three months ended June 30, 2013, we recorded a loss of approximately $4,411 resulting from the change in the fair value of the convertible note hedge transactions and a gain of approximately $2,500 resulting from the change in the fair value of the convertible note warrant liability to interest and other, net, in our Condensed Consolidated Statements of Operations. The fair values of these convertible note hedge transactions and warrant transactions were estimated using a Black-Scholes-Merton based approach before the modification of the Unwind Agreements and a Monte Carlo Simulation method based on simulated future stock prices after the modification of the Unwind Agreements.

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

        The following table provides additional information related to our 4.375% Convertible Notes:

	June 30, 2013	March 31, 2013
Additional paid-in capital	$42,018	$42,018

Principal amount of 4.375% Convertible Notes	$138,000	$138,000
Unamortized discount of the liability component	10,232	12,819

Current net carrying amount of 4.375% Convertible Notes	$127,768	$—

Non-current net carrying amount of 4.375% Convertible Notes	$—	$125,181

Carrying amount of debt issuance costs	$626	$797

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

        The following table provides the components of interest expense related to our 4.375% Convertible Notes:

	Three Months Ended June 30,
	2013	2012
Cash interest expense (coupon interest expense)	$1,509	$1,509
Non-cash amortization of discount on 4.375% Convertible Notes	2,587	2,273
Amortization of debt issuance costs	171	171

Total interest expense related to 4.375% Convertible Notes	$4,267	$3,953

1.75% Convertible Notes Due 2016

        On November 16, 2011, we issued $250,000 aggregate principal amount of 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes"). Interest on the 1.75% Convertible Notes is payable semi-annually in arrears on June 1st and December 1st of each year, commencing on June 1, 2012. The 1.75% Convertible Notes mature on December 1, 2016, unless earlier repurchased by the Company or converted. The Company does not have the right to redeem the 1.75% Convertible Notes prior to maturity.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of June 30, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

        The following table provides additional information related to our 1.75% Convertible Notes:

	June 30, 2013	March 31, 2013
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	37,552	39,979

Net carrying amount of 1.75% Convertible Notes	$212,448	$210,021

Carrying amount of debt issuance costs	$3,540	$3,821

        The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Three Months Ended June 30,
	2013	2012
Cash interest expense (coupon interest expense)	$1,094	$1,094
Non-cash amortization of discount on 1.75% Convertible Notes	2,427	2,270
Amortization of debt issuance costs	281	295

Total interest expense related to 1.75% Convertible Notes	$3,802	$3,659

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

1.00% Convertible Notes Due 2018

        On June 18, 2013, we issued $250,000 aggregate principal amount of 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes" and together with the 4.375% Convertible Notes and the 1.75% Convertible Notes, the "Convertible Notes"). The 1.00% Convertible Notes were issued at 98.5% of par value for proceeds of $246,250. Interest on the 1.00% Convertible Notes is payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The 1.00% Convertible Notes mature on July 1, 2018, unless earlier repurchased by the Company or converted. The Company does not have the right to redeem the 1.00% Convertible Notes prior to maturity. The Company also granted the underwriters a 30-day option to purchase up to an additional $37,500 principal amount of 1.00% Convertible Notes to cover overallotments, if any. On July 17, 2013, the Company closed its public offering of $37,500 principal amount of the Company's 1.00% Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013, bringing the proceeds to $283,188.

        The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock.

        Upon the occurrence of certain fundamental changes involving the Company, holders of the 1.00% Convertible Notes may require us to purchase all or a portion of their 1.00% Convertible Notes for cash at a price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest (including additional interest, if any) to, but excluding, the fundamental change purchase date.

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.00% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.00% Convertible Notes to be due and payable. In the

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.00% Convertible Notes will automatically become due and payable immediately. As of June 30, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

        The 1.00% Convertible Notes are senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 1.00% Convertible Notes; equal in right of payment to our existing and future indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness incurred by our subsidiaries.

        We separately account for the liability and equity components of the 1.00% Convertible Notes in a manner that reflects the Company's nonconvertible debt borrowing rate. We estimated the fair value of the 1.00% Convertible Notes to be $196,145, as of the date of issuance of our 1.00% Convertible Notes, assuming a 6.15% non-convertible borrowing rate. The carrying amount of the equity component was determined to be $50,105 by deducting the fair value of the liability component from the net proceeds of the 1.00% Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest and other, net over the term of the 1.00% Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the $2,455 of banking, legal and accounting fees related to the issuance of the 1.00% Convertible Notes, we allocated $1,926 to the liability component and $529 to the equity component. Debt issuance costs attributable to the liability component are being amortized to interest and other, net over the term of the 1.00% Convertible Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

        The following table provides additional information related to our 1.00% Convertible Notes:

June 30, 2013
Additional paid-in capital	$50,105

Principal amount of 1.00% Convertible Notes	$250,000
Unamortized discount of the liability component	53,523

Net carrying amount of 1.00% Convertible Notes	$196,477

Carrying amount of debt issuance costs	$1,914

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

        The following table provides the components of interest expense related to our 1.00% Convertible Notes:

Three Months Ended June 30, 2013
Cash interest expense (coupon interest expense)	$90
Non-cash amortization of discount on 1.00% Convertible Notes	332
Amortization of debt issuance costs	12

Total interest expense related to 1.00% Convertible Notes	$434

9. EARNINGS (LOSS) PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Three Months Ended June 30,
	2013	2012
Computation of Basic EPS:
Net loss	$(61,914)	$(110,838)

Weighted average shares outstanding—basic and diluted	86,992	85,010

Basic and Diluted EPS	$(0.71)	$(1.30)

        The Company incurred a net loss for the three months ended June 30, 2013 and 2012; therefore, the basic and diluted weighted average shares outstanding exclude the impact of unvested share-based awards that are considered participating restricted stock and all common stock equivalents because their impact would be antidilutive.

        Our unvested restricted stock rights (including restricted stock units, time-based and market-based restricted stock awards) are considered participating restricted stock since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted stock rights from the numerator and excludes the dilutive impact of those awards from the denominator. For the three months ended June 30, 2013 and 2012, we had approximately 7,139,000 and 5,900,000, respectively, of unvested share-based awards that are considered participating restricted stock which are excluded due to the net loss for those periods.

        The Company defines common stock equivalents as unexercised stock options, common stock equivalents underlying the Convertible Notes (see Note 8) and warrants outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which are assessed for their impact on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if-converted method, the Convertible Notes are assumed to be converted and the underlying conversion shares included in the denominator

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. EARNINGS (LOSS) PER SHARE ("EPS") (Continued)

of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator.

        In connection with the issuance of our 4.375% Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 8) which were excluded from the calculation of diluted EPS because their impact is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our 4.375% Convertible Notes, the Company entered into warrant transactions (see Note 8). On June 12, 2013, the Company entered into Unwind Agreements with respect to the convertible note hedge transactions and Unwind Agreements with respect to the warrant transactions with each of the hedge counterparties (see Note 8).

        Other common stock equivalents excluded from the diluted EPS calculation were unexercised stock option awards of approximately 2,009,000 for the three months ended June 30, 2013 and 2012 due to the net loss for those periods.

        For the three months ended June 30, 2013, we issued approximately 1,014,000 shares of common stock in connection with restricted stock awards and we canceled approximately 19,000 shares of unvested restricted stock awards.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following table provides the components of accumulated other comprehensive income (loss):

	Three Months Ended June 30, 2013
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Total
Balance at March 31, 2013	$(4,916)	$344	$(4,572)
Other comprehensive loss before reclassifications	(835)	(153)	(988)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Balance at June 30, 2013	$(5,751)	$191	$(5,560)

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Three Months Ended June 30, 2012
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Total
Balance at March 31, 2012	$6,674	$59	$6,733
Other comprehensive loss before reclassifications	(11,336)	(103)	(11,439)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Balance at June 30, 2012	$(4,662)	$(44)	$(4,706)

11. SEGMENT AND GEOGRAPHIC INFORMATION

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

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended June 30,
Net revenue by geographic region:	2013	2012
United States	$85,159	$105,900
Europe	40,557	82,494
Asia Pacific	10,858	16,019
Canada and Latin America	6,093	21,726

Total net revenue	$142,667	$226,139

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

11. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Net revenue by product platform was as follows:

	Three Months Ended June 30,
Net revenue by product platform:	2013	2012
Console	$103,606	$190,106
PC and other	35,472	31,913
Handheld	3,589	4,120

Total net revenue	$142,667	$226,139

        Our products are delivered through physical retail and digital online services (digital download, online platforms and cloud streaming). Net revenue by distribution channel was as follows:

	Three Months Ended June 30,
Net revenue by distribution channel:	2013	2012
Digital online	$72,856	$32,659
Physical retail and other	69,811	193,480

Total net revenue	$142,667	$226,139

12. COMMITMENTS AND CONTINGENCIES

        At June 30, 2013, we did not have any significant changes to our commitments since March 31, 2013 other than in June 2013, we (i) issued a notice of redemption calling all of our outstanding 4.375% Convertible Notes for redemption on August 29, 2013, (ii) entered into Unwind Agreements with respect to the warrant transactions associated with the offering of the 4.375% Convertible Notes and (iii) issued $250,000 principal amount of 1.00% Convertible Notes during the three months ended June 30, 2013. See Note 8 for additional information regarding our Convertible Notes. See Note 12 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2013 for more information regarding our commitments.

        Below is a summary of the annual commitments as of June 30, 2013 related to our 1.00% Convertible Notes:

Fiscal year ending March 31,	Interest	1.00% Convertible Notes	Total
2014 (remaining nine months)	$1,340	$—	$1,340
2015	2,500	—	2,500
2016	2,500	—	2,500
2017	2,500	—	2,500
2018	2,500	—	2,500
Thereafter	1,250	250,000	251,250

Total	$12,590	$250,000	$262,590

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

12. COMMITMENTS AND CONTINGENCIES (Continued)

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

13. SHARE REPURCHASE PROGRAM

        In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. Through June 30, 2013, the Company has not repurchased any shares of our common stock as part of the program.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained herein, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, in the section entitled "Risk Factors," and the Company's other periodic filings with the SEC. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

        Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Unaudited Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A and our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Overview

Our Business

        We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products through our two wholly-owned labels Rockstar Games and 2K. Our products are currently designed for console gaming systems such as Sony's PlayStation®3 ("PS3"), Microsoft's Xbox 360® ("Xbox 360") and Nintendo's Wii™ ("Wii") and Wii U ("Wii U"); handheld gaming systems such as Nintendo's DS ("DS") and Sony's PlayStation Portable ("PSP"); and personal computers including smartphones and tablets. In addition, we have products in development for next-generation console gaming platforms, including Sony's PlayStation®4 and Xbox One®, the all-in-one games and entertainment system from Microsoft. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.

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

        Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 128 million units. Rockstar continues to expand on our established franchises by developing sequels, offering downloadable episodes and content, and releasing titles for smartphones and tablets such as Grand Theft Auto III—10th Anniversary Edition, Max Payne Mobile, and Grand Theft Auto: Vice City 10th Anniversary Edition. In May 2011, Rockstar released the commercially successful and critically acclaimed L.A. Noire, which became the first video game ever chosen as an official selection of the Tribeca Film Festival and has become another key franchise for the Company. Rockstar is also well known for developing brands in other genres, including the Bully and Manhunt franchises.

        Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new and successful franchises in the future.

        2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. 2K also publishes highly successful externally developed franchises, such as Borderlands. 2K successfully launched Borderlands 2 in September 2012 and is supporting the title with a robust add-on content campaign. In addition, in October 2012, 2K released XCOM: Enemy Unknown, which, along with Borderlands 2 and NBA 2K13, was among the ten highest-rated console video game releases of 2012 based on average review score on Metacritic.com. XCOM: Enemy Unknown is being supported with add-on content and has also been released as a mobile game, XCOM: Enemy Unknown for iOS. We expect XCOM: Enemy Unknown to become another successful franchise for the Company. In March 2013, 2K released BioShock Infinite, the highest-rated release of 2013 to date on Xbox 360 and the PC according to Metacritic.com. BioShock Infinite is being supported with add-on content.

        2K publishes a range of realistic sports simulation titles, including our flagship NBA 2K series, which has been the top-ranked NBA basketball video game for 12 years running, the Major League Baseball 2K series, and our Top Spin tennis series. We develop most of our sports simulations software titles through our internal development studios. 2K has secured long-term licensing agreements with the National Basketball Association ("NBA"). Our current licenses with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media expire in December 2013. In addition, in February 2013, 2K entered into an exclusive multi-year agreement with WWE to publish the WWE video game franchise worldwide.

        2K also develops and publishes titles for the casual and family-friendly games market. Internally developed titles include Carnival Games and Let's Cheer!. 2K also has an agreement with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer, Go, Diego, Go!, Ni Hao, Kai-lan and The Backyardigans. Our current agreement with Nickelodeon expires in December 2013. Throughout the current fiscal year, 2K has released a slate of new titles designed exclusively for smartphones and tablets, including Haunted Hollow, Sid Meier's Ace Patrol for iOS, Beejumlbed, and Turd Birds.

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

Trends and Factors Affecting our Business

        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 19.7% of the Company's net revenue for the three months ended June 30, 2013. The timing of our Grand Theft Auto releases varies significantly, which in turn may impact our financial performance on a quarterly and annual basis.

        Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 61.7% and 48.7% of net revenue during the three months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and March 31, 2013, our five largest customers comprised approximately 58.5% and 57.2% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 45.6% and 30.5% of such balance at June 30, 2013 and March 31, 2013, respectively. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

        Hardware Platforms.    We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS3, Microsoft's Xbox 360 and Nintendo's Wii, which comprised approximately 72.0% of the Company's net revenue by product platform for the three months ended June 30, 2013. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms declines, which may negatively affect our business. In February 2013, Sony announced that it intends to launch its PlayStation®4 system by the 2013 year-end holiday buying season. In May 2013, Microsoft announced that it intends to launch Xbox One®, the all-in-one games and entertainment system, later in the year. We continually monitor console hardware sales, as well as the development of "next-generation" consoles. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Additionally, our development costs are generally higher for titles based on new platforms, and we have limited ability to predict the consumer acceptance of the new platforms, which may affect our sales and profitability. As a result, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

        Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download through the Internet (from websites we own and others owned by third-parties) to the consumers' console systems or PC. We also offer downloadable add-on content to our packaged goods titles. In addition, we are publishing an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download through the Internet. Note 11 to our Unaudited Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised approximately 51.1% of the Company's net revenue by distribution channel for the three months ended June 30, 2013. We expect online delivery of games and game offerings to become an increasing part of our business over the long-term.

Product Releases

        We did not release any key titles during the three months ended June 30, 2013.

Product Pipeline

        We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
The Bureau: XCOM Declassified	2K	Internal	PS3, Xbox 360, PC	August 20, 2013
Grand Theft Auto V	Rockstar Games	Internal	PS3, Xbox 360	September 17, 2013
NBA 2K14	2K	Internal	PS3, Xbox 360, PC	October 1, 2013
WWE 2K14	2K	External	PS3, Xbox 360	October 29, 2013
NBA 2K14	2K	Internal	PS4, Xbox One	Calendar year 2013

Critical Accounting Policies and Estimates

        Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition; allowances for returns, price concessions and other allowances; capitalization and recognition of software development costs and licenses; fair value estimates including inventory obsolescence, valuation of goodwill, intangible assets and long-lived assets; valuation and recognition of stock-based compensation; and income taxes. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Recently Issued Accounting Pronouncements

Reclassification of Accumulated Other Comprehensive Income

        In February 2013, new guidance was issued requiring new disclosures about reclassifications from accumulated other comprehensive income to net income. This new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective prospectively for annual and interim periods beginning after December 15, 2012 (April 1, 2013 for the Company). The adoption of this new guidance did not have a material impact on our Condensed Consolidated Financial Statements and the required disclosures are provided in Note 10.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our condensed consolidated statements of operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Three Months Ended June 30,
	2013	2012
Net revenue	100.0%	100.0%
Cost of goods sold	65.8%	82.6%

Gross profit	34.2%	17.4%

Selling and marketing	29.2%	34.9%
General and administrative	23.0%	19.1%
Research and development	14.6%	6.8%
Depreciation and amortization	2.1%	1.2%

Total operating expenses	68.9%	62.0%

Loss from operations	(34.7)%	(44.6)%
Interest and other, net	(7.9)%	(3.6)%

Loss from continuing operations before income taxes	(42.6)%	(48.2)%

Provision for income taxes	0.8%	0.8%

Loss from continuing operations	(43.4)%	(49.0)%
Loss from discontinued operations, net of taxes	0.0%	0.0%

Net loss	(43.4)%	(49.0)%

Net revenue by geographic region:
United States	59.7%	46.8%
International	40.3%	53.2%
Net revenue by platform:
Console	72.6%	84.1%
PC and other	24.9%	14.1%
Handheld	2.5%	1.8%
Net revenue by distribution channel:
Digital online	51.1%	14.4%
Physical retail and other	48.9%	85.6%

Three Months Ended June 30, 2013 Compared to June 30, 2012

(thousands of dollars)	2013	%	2012	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$142,667	100.0%	$226,139	100.0%	$(83,472)	(36.9)%
Software development costs and royalties(1)	53,728	37.7%	105,004	46.4%	(51,276)	(48.8)%
Product costs	30,987	21.7%	72,259	32.0%	(41,272)	(57.1)%
Licenses	6,187	4.3%	8,520	3.8%	(2,333)	(27.4)%
Internal royalties	2,940	2.1%	948	0.4%	1,992	210.1%

Cost of goods sold	93,842	65.8%	186,731	82.6%	(92,889)	(49.7)%

Gross profit	$48,825	34.2%	$39,408	17.4%	$9,417	23.9%

(1)
Includes $1,098 and $4,948 of stock-based compensation expense in 2013 and 2012, respectively.

        Net revenue decreased $83.5 million for the three months ended June 30, 2013 as compared to the prior year. This decrease is primarily due to $133.9 million in lower sales of Max Payne 3, which released in May 2012, and Spec Ops: The Line, which released in June 2012. These decreases were partially offset by $44.0 million in net revenue from the releases of Borderlands 2 in September 2012 and BioShock Infinite in March 2013 as well as an increase of approximately $2.3 million in sales of our Grand Theft Auto franchise.

        Net revenue on consoles decreased to 72.6% of our total net revenue for the three months ended June 30, 2013 as compared to 84.1% for the same period in the prior year primarily due to the increased percentage of total net revenue on PC and other platforms. PC and other sales increased to 24.9% of our total net revenue for the three months ended June 30, 2013 as compared to 14.1% for the prior year primarily due to an increase in net revenue resulting from the PC releases of Borderlands 2 in September 2012, BioShock Infinite in March 2013 and XCOM: Enemy Unknown in October 2012 and the iOS release of Grand Theft Auto: Vice City 10th Anniversary Edition in December 2012, partially offset by the decrease in net revenue from the June 2012 release of Max Payne 3 on the PC. Handheld sales accounted for 2.5% of our total net revenue for the three months ended June 30, 2013 which is in line with 1.8% for the prior year.

        Net revenue from digital online channels increased to 51.1% of our total net revenue for the three months ended June 30, 2013 as compared to 14.4% for the prior year primarily due to the releases of Borderlands 2 in September 2012 and BioShock Infinite in March 2013, as well as higher sales of our NBA 2K and Grand Theft Auto franchises. Net revenue from physical retail and other channels decreased to 48.9% of our total net revenue for the three months ended June 30, 2013 as compared to 85.6% for the same period in the prior year primarily due to the increased proportion of total net revenue from digital online channels.

        Gross profit as a percentage of net revenue for the three months ended June 30, 2013 was 34.2% as compared to 17.4% for the prior year. The increase was primarily due to (i) higher software development costs and royalties during the three months ended June 30, 2012 associated with the May 2012 release of Max Payne 3 and the June 2012 release of Spec Ops: The Line, partially offset by software development impairment charges in the current year related to a 2K title in development and (ii) lower product costs in the current year as a percentage of net revenue as a result of a greater proportion of net revenue from digital online channels, partially offset by a greater share of net revenue in the current year being generated from a product mix with lower selling price points.

        Net revenue earned outside of the United States accounted for 40.3% of our total net revenue for the three months ended June 30, 2013, as compared to 53.2% in the prior year. The year-over-year decrease as a percentage of net revenue earned outside of the United States was primarily due to the September 2012 global release of Borderlands 2 and the March 2013 global release of BioShock Infinite, which had proportionally higher net revenue in the United States. Foreign currency exchange rates decreased net revenue and gross profit by $0.7 million and $0.5 million, respectively, for the three months ended June 30, 2013 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2013	% of net revenue	2012	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$41,601	29.2%	$79,007	34.9%	$(37,406)	(47.3)%
General and administrative	32,860	23.0%	43,202	19.1%	(10,342)	(23.9)%
Research and development	20,871	14.6%	15,312	6.8%	5,559	36.3%
Depreciation and amortization	3,057	2.1%	2,769	1.2%	288	10.4%

Total operating expenses(1)	$98,389	68.9%	$140,290	62.0%	$(41,901)	(29.9)%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2013	2012
Selling and marketing	$1,577	$1,077
General and administrative	$3,035	$698
Research and development	$237	$283

        Foreign currency exchange rates decreased total operating expenses by $0.5 million for the three months ended June 30, 2013 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses decreased $37.4 million for the three months ended June 30, 2013, as compared to the prior year primarily due to advertising expenses incurred in the prior year for the releases of Max Payne 3 in May 2012 and Spec Ops: The Line in June 2012, partially offset by advertising expenses incurred in the current year for the upcoming release of Grand Theft Auto V and the March 2013 release of BioShock Infinite.

General and administrative

        General and administrative expenses decreased $10.3 million for the three months ended June 30, 2013, as compared to the prior year primarily due to the absence of a $15.0 million contractual provision that was triggered in June 2012, partially offset by an increase of $2.3 million in stock-based compensation expense in the current year primarily due to stock-based awards granted to ZelnickMedia.

        General and administrative expenses for the three months ended June 30, 2013 and 2012 include occupancy expense (primarily rent, utilities and office expenses) of $4.2 million and $3.9 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased $5.6 million for the three months ended June 30, 2013 as compared to the prior year primarily due to lower payroll capitalization rates at our development studios due to the transition of efforts being refocused to new projects following the March 2013 release of BioShock Infinite.

Interest and other, net

        Interest and other, net was an expense of $11.2 million for the three months ended June 30, 2013, as compared to an expense of $8.0 million for the three months ended June 30, 2012. The increase of $3.2 million was primarily due to a $1.9 million loss on the change in fair value of our convertible note hedge and warrant transactions in the current year and an increase of $0.9 million in interest expense associated with our Convertible Notes primarily due to the June 2013 issuance of the 1.00% Convertible Notes.

Provision for income taxes

        Income tax expense was $1.1 million for the three months ended June 30, 2013 as compared to income tax expense of $1.8 million for the three months ended June 30, 2012. The decrease was primarily attributable to a decrease in gross unrecognized tax benefits in foreign jurisdictions during the three months ended June 30, 2013.

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

Net loss and net loss per share

        For the three months ended June 30, 2013, our net loss was $61.9 million, as compared to a net loss of $110.8 million in the prior year. Net loss per share for the three months ended June 30, 2013 was $0.71 as compared to a net loss per share of $1.30 for the three months ended June 30, 2012. Basic and diluted weighted average shares outstanding increased compared to the prior year period primarily due to the vesting of restricted stock awards over the last twelve months. See Note 9 to our unaudited condensed consolidated financial statements for additional information regarding net loss per share.

Liquidity and Capital Resources

        Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our Credit Agreement and our Convertible Notes to satisfy our working capital needs.

Credit Agreement

        In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100.0 million, which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at June 30, 2013), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.69% at June 30, 2013), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

        As of June 30, 2013, there was $71.9 million available to borrow under the Credit Agreement. At June 30, 2013, we had no outstanding borrowings under the Credit Agreement and $1.7 million of letters of credit outstanding.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of June 30, 2013, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

4.375% Convertible Notes Due 2014

        In June 2009, we issued $138.0 million aggregate principal amount of 4.375% Convertible Notes due 2014 (the "4.375% Convertible Notes"). Interest on the 4.375% Convertible Notes is payable semi-annually in arrears on June 1st and December 1st of each year, and commenced on December 1, 2009. The 4.375% Convertible Notes mature on June 1, 2014, unless earlier redeemed or repurchased by the Company or converted. As further described below, on June 12, 2013, we issued a notice of redemption calling all of our outstanding 4.375% Convertible Notes for redemption on August 29, 2013.

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

        At any time on or after June 5, 2012, the Company may redeem all of the outstanding 4.375% Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide notice of redemption to holders of the 4.375% Convertible Notes exceeds 150% of the conversion price in effect on each such trading day. This condition was met on June 12, 2013. The redemption price will equal 100% of the principal amount of the 4.375% Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date.

        The indenture governing the 4.375% Convertible Notes contains customary terms and covenants and events of default. As of June 30, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 4.375% Convertible Notes.

        On June 12, 2013, we issued a notice of redemption calling all of our outstanding 4.375% Convertible Notes, in aggregate principal amount of $138.0 million, for redemption on August 29, 2013 at a redemption price of $1,000 per $1,000 principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. Holders who elect to convert following receipt of the notice of redemption shall be entitled to make-whole shares in addition to such shares they would otherwise be entitled to receive upon conversion. The notice of redemption specified that we will settle any 4.375% Convertible Notes surrendered for conversion in connection with the redemption on a combination settlement basis by paying cash up to a cash amount equal to $166.0 million in the aggregate of converted notes and delivering shares of our common stock in respect of the amount, if any, by which our conversion obligation exceeds such cash amount.

        On June 12, 2013, the Company entered into Unwind Agreements with respect to the convertible note hedge transactions and Unwind Agreements with respect to the warrant transactions associated with the offering of the 4.375% Convertible Notes with each of the hedge counterparties (collectively, the "Unwind Agreements"). Pursuant to the terms of the Unwind Agreements, and in connection with the Company's issuance of a notice of redemption for all the 4.375% Convertible Notes, the Company has the right to deliver a notice to the hedge counterparties, prior to the redemption date set forth in such redemption notice, designating an early termination date for the convertible note hedge transactions and warrant transactions. The hedge counterparties will owe a cash payment to the Company as a result of the early termination of the convertible note hedge transactions that will be calculated based on its current fair market value. The Company will owe a cash payment to the hedge counterparties, as applicable, as a result of the early termination of the warrant transactions that will be calculated based on its current fair market value. As a result of the Unwind Agreements, the convertible note hedge transactions and warrant transactions are accounted for as derivatives whereby the fair values of these transactions are reported as a convertible note hedge receivable and as a convertible note warrant liability on our Condensed Consolidated Balance Sheets with an offsetting impact to additional paid-in capital. Gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. As of June 30, 2013, the fair value of the convertible note hedge transactions was approximately $62.8 million and is reported as a convertible note hedge receivable and the fair value of the warrant transactions was approximately $39.4 million and is reported as a convertible note warrant liability. During the three months ended June 30, 2013, we recorded a loss of approximately $4.4 million resulting from the change in the fair value of the convertible note hedge transactions and a gain of approximately $2.5 million resulting from the change in the fair value of the convertible note warrant liability to interest and other, net, in our Condensed Consolidated Statements of Operations. The fair values of these convertible note hedge transactions and warrant transactions were estimated using a Black-Scholes-Merton based approach before the modification of the Unwind Agreements and a Monte Carlo Simulation method based on simulated future stock prices after the modification of the Unwind Agreements.

1.75% Convertible Notes Due 2016

        On November 16, 2011, we issued $250.0 million aggregate principal amount of 1.75% Convertible Notes due 2016 (the "1.75% Convertible Notes"). Interest on the 1.75% Convertible Notes is payable semi-annually in arrears on June 1st and December 1st of each year, commencing on June 1, 2012. The 1.75% Convertible Notes mature on December 1, 2016, unless earlier repurchased by the Company or converted. The Company does not have the right to redeem the 1.75% Convertible Notes prior to maturity.

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

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. As of June 30, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

1.00% Convertible Notes Due 2018

        On June 18, 2013, we issued $250.0 million aggregate principal amount of 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes" and together with the 4.375% Convertible Notes and the 1.75% Convertible Notes, the "Convertible Notes"). The 1.00% Convertible Notes were issued at 98.5% of par value for proceeds of $246.3 million. Interest on the 1.00% Convertible Notes is payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The 1.00% Convertible Notes mature on July 1, 2018, unless earlier repurchased by the Company or converted. The Company does not have the right to redeem the 1.00% Convertible Notes prior to maturity. The Company also granted the underwriters a 30-day option to purchase up to an additional $37.5 million principal amount of 1.00% Convertible Notes to cover overallotments, if any. On July 17, 2013, the Company closed its public offering of $37.5 million principal amount of the Company's 1.00%

Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013, bringing the proceeds to $283.2 million.

        The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1,000 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock.

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. As of June 30, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for approximately 61.7% and 48.7% of net revenue for the three months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and March 31, 2013, amounts due from our five largest customers comprised approximately 58.5% and 57.2% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 45.6% and 30.5% of such balance at June 30, 2013 and March 31, 2013, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

        As of June 30, 2013, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $144.2 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax impact to the extent possible. However, any repatriation may not result in actual cash payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits.

        In January 2013, our board of directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. Through June 30, 2013, the Company has not repurchased any shares of our common stock as part of the program.

        Our changes in cash flows were as follows:

	Three Months Ended June 30,
(thousands of dollars)	2013	2012
Net cash provided by (used in) operating activities	$7,201	$(52,516)
Net cash used in investing activities	(7,994)	(3,290)
Net cash provided by financing activities	244,207	—
Effects of foreign currency exchange rates on cash and cash equivalents	399	2,583

Net increase (decrease) in cash and cash equivalents	$243,813	$(53,223)

        At June 30, 2013 we had $646.3 million of cash and cash equivalents, compared to $402.5 million at March 31, 2013. The increase in cash and cash equivalents from March 31, 2013 was primarily a result of cash provided by financing activities generated from the proceeds of $246.3 million from the issuance of $250.0 million aggregate principal amount of 1.00% Convertible Notes in June 2013 along with $154.4 million generated by the collection of accounts receivable balances primarily attributable to the release of BioShock Infinite near the end of the fiscal year, partially offset by $92.6 million in payments attributable to accounts payable and accruals primarily related to BioShock Infinite and royalties payable and investments in software development of $42.1 million.

Contractual Obligations and Commitments

        We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, in June 2013, we (i) issued a notice of redemption calling all of our outstanding 4.375% Convertible Notes for redemption on August 29, 2013, (ii) entered into Unwind Agreements with respect to the warrant transactions associated with the offering of the 4.375% Convertible Notes and (iii) issued $250.0 million principal amount of 1.00% Convertible Notes during the three months ended

June 30, 2013. Interest on the 1.00% Convertible Notes is payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The 1.00% Convertible Notes mature on July 1, 2018, unless earlier repurchased by the Company or converted. For additional details on our Convertible Notes see Note 8 to our Unaudited Condensed Consolidated Financial Statements.

        Below is a summary of the annual commitments as of June 30, 2013 related to our 1.00% Convertible Notes (in thousands of dollars):

Fiscal year ending March 31,	Interest	1.00% Convertible Notes	Total
2014 (remaining nine months)	$1,340	$—	$1,340
2015	2,500	—	2,500
2016	2,500	—	2,500
2017	2,500	—	2,500
2018	2,500	—	2,500
Thereafter	1,250	250,000	251,250

Total	$12,590	$250,000	$262,590

Off-Balance Sheet Arrangements

        As of June 30, 2013 and March 31, 2013, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Latin America, Asia and Australia. For the three months ended June 30, 2013 and 2012, approximately 40.3% and 53.2%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at June 30, 2013), or (b) 2.50% to 3.00% above the LIBOR rate (approximately 2.69% at June 30, 2013), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The 1.00% Convertible Notes, 1.75% Convertible Notes and 4.375% Convertible Notes pay interest semi-annually at a fixed rate of 1.00%, 1.75% and 4.375%, respectively, per annum and we expect that there will be no fluctuation in rates related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 8 to our Unaudited Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended June 30, 2013, our foreign currency translation loss adjustment was approximately $0.8 million. We recognized a foreign currency exchange transaction loss for the three months ended June 30, 2013 and 2012 of $0.7 million and $0.6 million, respectively, in interest and other, net in our Condensed Consolidated Statements of Operations.

Cash Flow Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Condensed Consolidated Statements of Operations. During the reporting periods presented, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2013 and March 31, 2013, we had $5.5 million and $7.9 million, respectively, of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of June 30, 2013, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities. As of March 31, 2013, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter- company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2013 and March 31, 2013, we had $19.5 million and $55.4 million, respectively, of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months ended June 30, 2013 and 2012, we recorded gains of $0.5 million and $1.7 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. As of June 30, 2013 and March 31, 2013, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended June 30, 2013, 40.3% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.0%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.0%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 other than the following.

We expect to implement a new enterprise resource planning (ERP) system later this year, and we may encounter technical or operational difficulties during the transition that could disrupt our operations.

        We expect to implement a new enterprise resource planning (ERP) system later this year, and we may encounter technical and operating difficulties during the transition to that new system. We may experience problems in implementing the new system as our employees learn the new system, transfer data from our existing system to the new system and operate with the new system. The transition may not be completed promptly or at all, or could require us to revert to the currently existing system. Any difficulties that we encounter in implementing the new system may disrupt our ability to deal effectively with our employees, vendors, customers and other companies with which we have commercial relationships and also may prevent us from effectively closing a quarterly period and reporting our financial results in a timely manner. If we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with the listing requirements of the Nasdaq Global Market.

Item 6.    Exhibits

Exhibits:
4.1	Indenture, dated as of June 18, 2013, by and between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on June 18, 2013 and incorporated herein by reference.
4.2
Supplemental Indenture, dated as of June 18, 2013, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee, to Indenture, dated as of June 18, 2013, between Take-Two Interactive Software, Inc. and The Bank of New York Mellon, as Trustee, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on June 18, 2013 and incorporated herein by reference.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits:
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Unwind Agreement with respect to the Convertible Note Hedge Confirmations, dated as of June 12, 2013, between Take-Two Interactive Software, Inc. and JPMorgan Chase Bank, National Association, London Branch, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K on June 12, 2013 and incorporated herein by reference.
99.2
Unwind Agreement with respect to the Warrant Confirmations, dated as of June 12, 2013, between Take-Two Interactive Software, Inc. and JPMorgan Chase Bank, National Association, London Branch, filed as Exhibit 99.2 to the Company's Current Report on Form 8-K on June 12, 2013 and incorporated herein by reference.
99.3
Unwind Agreement with respect to the Convertible Note Hedge Confirmations, dated as of June 12, 2013, between Take-Two Interactive Software, Inc. and Barclays Bank PLC, filed as Exhibit 99.3 to the Company's Current Report on Form 8-K on June 12, 2013 and incorporated herein by reference.
99.4
Unwind Agreement with respect to the Warrant Confirmations, dated as of June 12, 2013, between Take-Two Interactive Software, Inc. and Barclays Bank PLC, filed as Exhibit 99.4 to the Company's Current Report on Form 8-K on June 12, 2013 and incorporated herein by reference.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and March 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: July 30, 2013	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: July 30, 2013	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial Officer (Principal Financial Officer)