Form 10-Q
period 2013-09-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2013-10-30
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

        As of October 28, 2013, there were 97,101,554 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$661,923	$402,502
Accounts receivable, net of allowances of $78,081 and $64,081 at September 30, 2013 and March 31, 2013, respectively	1,011,391	189,596
Inventory	84,033	30,218
Software development costs and licenses	119,534	198,955
Deferred cost of goods sold	302,253	3,694
Prepaid expenses and other	72,133	41,187

Total current assets	2,251,267	866,152

Fixed assets, net	34,271	25,362
Software development costs and licenses, net of current portion	113,505	95,241
Goodwill	228,006	225,992
Other intangibles, net	5,743	8,827
Other assets	68,522	56,265

Total assets	$2,701,314	$1,277,839

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$287,672	$79,932
Accrued expenses and other current liabilities	294,992	228,916
Deferred revenue	1,154,419	26,919
Liabilities of discontinued operations	1,123	1,232

Total current liabilities	1,738,206	336,999

Long-term debt	443,526	335,202
Other long-term liabilities	20,720	17,087
Liabilities of discontinued operations, net of current portion	—	556

Total liabilities	2,202,452	689,844

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 200,000 shares authorized; 104,611 and 93,743 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	1,046	937
Additional paid-in capital	922,058	832,460
Accumulated deficit	(426,864)	(240,830)
Accumulated other comprehensive income (loss)	2,622	(4,572)

Total stockholders' equity	498,862	587,995

Total liabilities and stockholders' equity	$2,701,314	$1,277,839

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Net revenue	$148,824	$273,084	$291,491	$499,223
Cost of goods sold	92,463	158,487	186,305	345,218

Gross profit	56,361	114,597	105,186	154,005
Selling and marketing	101,342	65,851	142,943	144,858
General and administrative	43,023	30,809	75,883	74,011
Research and development	26,520	19,320	47,391	34,632
Depreciation and amortization	3,367	2,550	6,424	5,319

Total operating expenses	174,252	118,530	272,641	258,820

Loss from operations	(117,891)	(3,933)	(167,455)	(104,815)
Interest and other, net	(10,747)	(7,419)	(20,069)	(15,468)
Loss on extinguishment of debt	(9,014)	—	(9,014)	—
Gain on convertible note hedge and warrants, net	5,372	—	3,461	—

Loss from continuing operations before income taxes	(132,280)	(11,352)	(193,077)	(120,283)
(Benefit) provision for income taxes	(8,185)	1,085	(7,098)	2,926

Loss from continuing operations	(124,095)	(12,437)	(185,979)	(123,209)
Loss from discontinued operations, net of taxes	(25)	(54)	(55)	(120)

Net loss	$(124,120)	$(12,491)	$(186,034)	$(123,329)

Earnings (loss) per share:
Continuing operations	$(1.40)	$(0.15)	$(2.12)	$(1.45)
Discontinued operations	—	—	—	—

Basic earnings (loss) per share	$(1.40)	$(0.15)	$(2.12)	$(1.45)

Continuing operations	$(1.40)	$(0.15)	$(2.12)	$(1.45)
Discontinued operations	—	—	—	—

Diluted earnings (loss) per share	$(1.40)	$(0.15)	$(2.12)	$(1.45)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(124,120)	$(12,491)	$(186,034)	$(123,329)
Other comprehensive income:
Foreign currency translation adjustment	7,827	11,654	6,992	318
Change in unrealized gains on cash flow hedges, net	355	272	202	169

Other comprehensive income	8,182	11,926	7,194	487

Comprehensive loss	$(115,938)	$(565)	$(178,840)	$(122,842)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(186,034)	$(123,329)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and impairment of software development costs and licenses	84,161	142,286
Depreciation and amortization	6,424	5,319
Loss from discontinued operations	55	120
Amortization and impairment of intellectual property	3,042	4,944
Stock-based compensation	21,266	14,097
Deferred income taxes	(6,105)	(9)
Amortization of discount on Convertible Notes	12,296	9,199
Amortization of debt issuance costs	1,070	1,017
Loss on extinguishment of debt	9,014	—
Gain on convertible note hedge and warrants, net	(3,461)	—
Other, net	1,165	362
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	(821,795)	(109,916)
Inventory	(53,815)	(38,091)
Software development costs and licenses	(7,866)	(111,317)
Prepaid expenses, other current and other non-current assets	(35,835)	8,236
Deferred revenue	1,127,500	24,420
Deferred cost of goods sold	(298,559)	(4,917)
Accounts payable, accrued expenses and other liabilities	283,318	96,075
Net cash used in discontinued operations	(720)	(814)

Net cash provided by (used in) operating activities	135,121	(82,318)

Investing activities:
Purchase of fixed assets	(15,452)	(8,021)

Net cash used in investing activities	(15,452)	(8,021)

Financing activities:
Proceeds from issuance of 1.00% Convertible Notes	283,188	—
Payment for extinguishment of 4.375% Convertible Notes	(165,999)	—
Proceeds from termination of convertible note hedge transactions	84,429	—
Payment for termination of convertible note warrant transactions	(55,651)	—
Payment of debt issuance costs for the issuance of 1.00% Convertible Notes	(2,815)	—

Net cash provided by financing activities	143,152	—

Effects of foreign currency exchange rates on cash and cash equivalents	(3,400)	(1,656)

Net increase (decrease) in cash and cash equivalents	259,421	(91,995)
Cash and cash equivalents, beginning of year	402,502	420,279

Cash and cash equivalents, end of period	$661,923	$328,284

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

        The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2013 and March 31, 2013 we had $26,387 and $7,489, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets because its use was restricted.

        As of September 30, 2013, the estimated fair value of the Company's 1.75% Convertible Notes due 2016 and the Company's 1.00% Convertible Notes due 2018 was $298,475 and $318,579, respectively. See Note 8 for additional information regarding our Convertible Notes. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

        We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we use hedging programs in an effort to mitigate the effect of foreign currency exchange rate movements.

Cash Flow Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Condensed Consolidated Statements of Operations. During the reporting periods presented, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2013 and March 31, 2013, we had $5,544 and $7,906, respectively, of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of September 30, 2013 and March 31, 2013, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2013, we had $52,576 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $540,623 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year, and relate primarily to receivables from the release of Grand Theft Auto V in September 2013. At March 31, 2013, we had $55,397 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months ended September 30, 2013 and 2012, we recorded losses of $10,809 and $1,415, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the six months ended September 30, 2013 and 2012, we recorded a loss of $10,267 and a gain of $244, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. As of September 30, 2013, the fair value of these outstanding forward contracts was $1,935 and is included in prepaid expenses and other. As of March 31, 2013, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Revenue Recognition

Revenue Arrangements with Multiple Deliverables

        We enter into multiple element revenue arrangements in which we may provide a combination of game software, additional content, maintenance or support. Assuming all other recognition criteria are met, for our software and software-related multiple element arrangements, we determine the fair value of each delivered and undelivered element using vendor-specific objective evidence ("VSOE") and allocate the total price among the various elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. For arrangements which require that revenue recognition is deferred, the cost of goods sold is deferred and recognized as the related net revenue is recognized. Deferred cost of goods sold includes product costs, software development costs and royalties, internal royalties and license amortization and royalties. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period. We determine VSOE for each element based on historical stand-alone sales to third parties. In

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.

        The deferred revenue and deferred cost of goods sold balances at September 30, 2013 consist primarily of unrecognized revenue and cost of goods sold from the release of Grand Theft Auto V, which released in September 2013, for which we do not have VSOE of fair value for the undelivered elements being delivered at a later date. Grand Theft Auto V includes access to Grand Theft Auto Online which launched in October 2013.

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

Presentation of Unrecognized Tax Benefits

        In July 2013, new guidance was issued requiring that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2013 (June 30, 2014 for the Company), and will require prospective application. Early adoption is permitted. We are currently evaluating the impact on our Condensed Consolidated Financial Statements from the adoption of this guidance.

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

	September 30, 2013	March 31, 2013
Liabilities of discontinued operations:
Current:
Accrued expenses and other current liabilities	$1,123	$1,232

Total current liabilities	1,123	1,232
Other non-current liabilities	—	556

Total liabilities of discontinued operations	$1,123	$1,788

3. MANAGEMENT AGREEMENT

        In March 2007, we entered into a management services agreement (as amended, the "Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. In May 2011, we entered into a new management agreement (the "New Management Agreement") with ZelnickMedia, which upon effectiveness, superseded and replaced the Management Agreement pursuant to which ZelnickMedia will continue to provide management, consulting and executive level services to the Company through May 2015. As part of the New Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, serves as President. The New Management Agreement provides for the annual management fee to remain at $2,500, subject to annual increases in the amount of 3% over the term of the agreement, and the maximum annual bonus was increased to $3,500 from $2,500, subject to annual increases in the amount of 3% over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $2,056 and $1,095 for the three months ended September 30, 2013 and 2012, respectively, and $3,183 and $2,189 for the six months ended September 30, 2013 and 2012, respectively.

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

        In addition, pursuant to the New Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that will vest annually through April 1, 2015 and 1,650,000 shares of market-based restricted stock that will be eligible to vest through April 1, 2015, based on the Company's Total Shareholder Return (as defined in the relevant grant agreements) relative to the Total Shareholder Return of the companies that constitute the NASDAQ Composite Index measured annually on a cumulative basis. To earn all of the shares of market-based restricted stock, the Company must perform at the 75th percentile, or top quartile, of the NASDAQ Composite Index. Each reporting period, we remeasure the fair value of the unvested portion of the shares of market-based restricted stock granted to ZelnickMedia. The unvested portion of the shares of restricted stock granted pursuant to the New Management Agreement as of September 30, 2013 and March 31, 2013 was 1,894,750 and 2,169,750 shares, respectively. For the three months ended September 30, 2013 and 2012, we recorded an expense of $5,633 and $1,524, respectively, of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the New Management Agreement. For the six months ended September 30, 2013 and 2012, we recorded an expense of $6,120 and $741, respectively, of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the New Management Agreement.

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

	September 30, 2013	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$281,232	$281,232	$—	$—	Cash and cash equivalents
Bank-time deposits	$92,767	$92,767	$—	$—	Cash and cash equivalents

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

5. INVENTORY

        Inventory balances by category are as follows:

	September 30, 2013	March 31, 2013
Finished products	$77,085	$28,026
Parts and supplies	6,948	2,192

Inventory	$84,033	$30,218

        Estimated product returns included in inventory at September 30, 2013 and March 31, 2013 were $1,696 and $1,505, respectively.

6. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	September 30, 2013		March 31, 2013
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$93,257	$43,378	$178,297	$38,592
Software development costs, externally developed	17,222	67,126	10,469	53,649
Licenses	9,055	3,001	10,189	3,000

Software development costs and licenses	$119,534	$113,505	$198,955	$95,241

        Software development costs and licenses as of September 30, 2013 and March 31, 2013 included $189,801 and $270,488, respectively, related to titles that have not been released. During the six months ended September 30, 2013, we recorded $29,636 of software development impairment charges (a component of cost of goods sold).

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	September 30, 2013	March 31, 2013
Sales tax liability	$78,159	$3,950
Software development royalties	59,109	64,840
Income tax payable and deferred tax liability	46,060	53,261
Marketing and promotions	34,519	21,601
Compensation and benefits	29,372	33,564
Rent and deferred rent obligations	8,774	8,456
Professional fees	6,024	7,733
Licenses	4,009	12,268
Deferred consideration for acquisitions	2,498	2,498
Other	26,468	20,745

Accrued expenses and other current liabilities	$294,992	$228,916

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT

Credit Agreement

        In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at September 30, 2013), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.68% at September 30, 2013), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability. We had no outstanding borrowings at September 30, 2013 and March 31, 2013.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25,000.

        Information related to availability on our Credit Agreement is as follows:

	September 30, 2013	March 31, 2013
Available borrowings	$70,736	$73,565
Outstanding letters of credit	1,664	1,664

        We recorded interest expense and fees related to the Credit Agreement of $160 for the three months ended September 30, 2013 and 2012 and $319 for the six months ended September 30, 2013 and 2012.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of September 30, 2013, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

4.375% Convertible Notes Due 2014

        In June 2009, we issued $138,000 aggregate principal amount of 4.375% Convertible Notes due 2014 (the "4.375% Convertible Notes"). The issuance of the 4.375% Convertible Notes included $18,000 related to the exercise of an over-allotment option by the underwriters. Interest on the 4.375% Convertible Notes was paid semi-annually in arrears on June 1st and December 1st of each year, and commenced on December 1, 2009. The 4.375% Convertible Notes were scheduled to mature on June 1, 2014, unless earlier redeemed or repurchased by the Company or converted. As further described below, on June 12, 2013, we issued a notice of redemption calling all of our outstanding 4.375% Convertible Notes for redemption on August 29, 2013.

        The 4.375% Convertible Notes were convertible at an initial conversion rate of 93.6768 shares of our common stock per $1 principal amount of 4.375% Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders could have converted the 4.375% Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 31, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter was greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 4.375% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we called the 4.375% Convertible Notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. Upon conversion, the 4.375% Convertible Notes could have been settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock.

        We recorded approximately $3,410 of banking, legal and accounting fees related to the issuance of the 4.375% Convertible Notes which were capitalized as debt issuance costs and were being amortized to interest and other, net over the term of the 4.375% Convertible Notes.

        At any time on or after June 5, 2012, the Company could have redeemed all of the outstanding 4.375% Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provided notice of redemption to holders of the 4.375% Convertible Notes exceeded 150% of the conversion price in effect on each such trading day. This condition was met on June 12, 2013. The redemption price equaled 100% of the principal amount of the 4.375% Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date.

        On June 12, 2013, we issued a notice of redemption calling all of our outstanding 4.375% Convertible Notes, in the aggregate principal amount of $138,000, for redemption on August 29, 2013 at a redemption price of $1 per $1 principal amount, plus accrued and unpaid interest up to, but not

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

including, the redemption date. Holders who elected to convert following receipt of the notice of redemption were entitled to make-whole shares in addition to such shares they would otherwise be entitled to receive upon conversion. The notice of redemption specified that we would settle any 4.375% Convertible Notes surrendered for conversion in connection with the redemption on a combination settlement basis by paying cash up to a cash amount equal to $166,000 in the aggregate of converted notes and delivering shares of our common stock in respect of the amount, if any, by which our conversion obligation exceeded such cash amount. During the three and six months ended September 30, 2013, at the option of the holders, $137,993 of 4.375% Convertible Notes were converted for $165,992 in cash and 3,217,000 shares of our common stock. On August 29, 2013, we redeemed $7 of 4.375% Convertible Notes and we paid $7 in cash. During the three and six months ended September 30, 2013, we recorded a loss on extinguishment, net of capitalized debt issuance costs, totaling $9,014 related to these transactions.

        In connection with the offering of the 4.375% Convertible Notes, we entered into convertible note hedge transactions which were expected to reduce the potential dilution to our common stock upon conversion of the 4.375% Convertible Notes. The transactions included options to purchase approximately 12,927,000 shares of common stock at $10.675 per share, expiring on June 1, 2014, for a total cost of approximately $43,600, which was charged to additional paid-in capital.

        Separately, the Company entered into warrant transactions with a strike price of $14.945 per share. The warrants covered approximately 12,927,000 shares of the Company's common stock and were scheduled to expire on August 30, 2014, for total proceeds of approximately $26,300, which was credited to additional paid-in capital.

        On June 12, 2013, the Company entered into Unwind Agreements with respect to the convertible note hedge transactions and Unwind Agreements with respect to the warrant transactions with each of the hedge counterparties (collectively, the "Unwind Agreements"). Pursuant to the terms of the Unwind Agreements, and in connection with the Company's issuance of a notice of redemption for all the 4.375% Convertible Notes, the Company had the right to deliver a notice to the hedge counterparties, prior to the redemption date set forth in such redemption notice, designating an early termination date for the convertible note hedge transactions and warrant transactions. The hedge counterparties owed a cash payment to the Company as a result of the early termination of the convertible note hedge transactions that was calculated based on its current fair market value. The Company owed a cash payment to the hedge counterparties, as applicable, as a result of the early termination of the warrant transactions that was calculated based on its current fair market value. As a result of the Unwind Agreements, the convertible note hedge transactions and warrant transactions were accounted for as derivatives whereby the fair values of these transactions were reported as a convertible note hedge receivable and as a convertible note warrant liability with an offsetting impact to additional paid-in capital. Gains and losses resulting from changes in the fair value were reported in gain on convertible note hedge and warrants, net, in our Condensed Consolidated Statements of Operations. In August 2013, the payment received from unwinding the associated convertible note hedge transactions resulted in proceeds to us of $84,429, offset by $55,651 we paid the warrants holders.

        During the three months ended September 30, 2013, we recorded a gain of approximately $21,670 resulting from the change in the fair value of the convertible note hedge transactions and a loss of

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

approximately $16,298 resulting from the change in the fair value of the convertible note warrant liability to gain on convertible note hedge and warrants, net, in our Condensed Consolidated Statements of Operations. During the six months ended September 30, 2013, we recorded a gain of approximately $17,259 resulting from the change in the fair value of the convertible note hedge transactions and a loss of approximately $13,798 resulting from the change in the fair value of the convertible note warrant liability to gain on convertible note hedge and warrants, net, in our Condensed Consolidated Statements of Operations.

        The following table provides additional information related to our 4.375% Convertible Notes:

March 31, 2013
Additional paid-in capital	$42,018

Principal amount of 4.375% Convertible Notes	$138,000
Unamortized discount of the liability component	12,819

Net carrying amount of 4.375% Convertible Notes	$125,181

Carrying amount of debt issuance costs	$797

        The following table provides the components of interest expense related to our 4.375% Convertible Notes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Cash interest expense (coupon interest expense)	$1,007	$1,509	$2,516	$3,018
Non-cash amortization of discount on 4.375% Convertible Notes	1,771	2,347	4,358	4,620
Amortization of debt issuance costs	113	170	284	341

Total interest expense related to 4.375% Convertible Notes	$2,891	$4,026	$7,158	$7,979

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

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of September 30, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

        The following table provides additional information related to our 1.75% Convertible Notes:

	September 30, 2013	March 31, 2013
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	35,085	39,979

Net carrying amount of 1.75% Convertible Notes	$214,915	$210,021

Carrying amount of debt issuance costs	$3,262	$3,821

        The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Cash interest expense (coupon interest expense)	$1,094	$1,094	$2,188	$2,188
Non-cash amortization of discount on 1.75% Convertible Notes	2,467	2,309	4,894	4,579
Amortization of debt issuance costs	278	291	559	586

Total interest expense related to 1.75% Convertible Notes	$3,839	$3,694	$7,641	$7,353

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

        The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock.

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

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.00% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.00% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.00% Convertible Notes will automatically become due and payable immediately. As of September 30, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

        We separately account for the liability and equity components of the 1.00% Convertible Notes in a manner that reflects the Company's nonconvertible debt borrowing rate. We estimated the fair value of the 1.00% Convertible Notes to be $225,567, upon issuance of our 1.00% Convertible Notes, assuming a 6.15% non-convertible borrowing rate. The carrying amount of the equity component was determined to be approximately $57,621 by deducting the fair value of the liability component from the net proceeds of the 1.00% Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest and other, net over the term of the 1.00% Convertible Notes using the effective interest method. The equity component is not remeasured as long

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

as it continues to meet the conditions for equity classification. In accounting for the $2,815 of banking, legal and accounting fees related to the issuance of the 1.00% Convertible Notes, we allocated $2,209 to the liability component and $606 to the equity component. Debt issuance costs attributable to the liability component are being amortized to interest and other, net over the term of the 1.00% Convertible Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

        The following table provides additional information related to our 1.00% Convertible Notes:

September 30, 2013
Additional paid-in capital	$57,621

Principal amount of 1.00% Convertible Notes	$287,500
Unamortized discount of the liability component	58,889

Net carrying amount of 1.00% Convertible Notes	$228,611

Carrying amount of debt issuance costs	$2,072

        The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended September 30, 2013	Six Months Ended September 30, 2013
Cash interest expense (coupon interest expense)	$732	$823
Non-cash amortization of discount on 1.00% Convertible Notes	2,712	3,044
Amortization of debt issuance costs	125	137

Total interest expense related to 1.00% Convertible Notes	$3,569	$4,004

9. EARNINGS (LOSS) PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Computation of Basic EPS:
Net loss	$(124,120)	$(12,491)	$(186,034)	$(123,329)

Weighted average shares outstanding—basic and diluted	88,822	85,396	87,907	85,197

Basic and Diluted EPS	$(1.40)	$(0.15)	$(2.12)	$(1.45)

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. EARNINGS (LOSS) PER SHARE ("EPS") (Continued)

        The Company incurred a net loss for the three and six months ended September 30, 2013 and 2012; therefore, the basic and diluted weighted average shares outstanding exclude the impact of unvested share-based awards that are considered participating restricted stock and all common stock equivalents because their impact would be antidilutive.

        Our unvested restricted stock rights (including restricted stock units, time-based and market-based restricted stock awards) are considered participating restricted stock since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted stock rights from the numerator and excludes the dilutive impact of those awards from the denominator. For the three and six months ended September 30, 2013 and 2012, we had approximately 13,488,000 and 6,821,000, respectively, of unvested share-based awards that are considered participating restricted stock which are excluded due to the net loss for those periods.

        The Company defines common stock equivalents as unexercised stock options, common stock equivalents underlying the Convertible Notes (see Note 8) and warrants outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which are assessed for their impact on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if- converted method, the Convertible Notes are assumed to be converted and the underlying conversion shares included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator.

        In connection with the issuance of our 4.375% Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 8) which were excluded from the calculation of diluted EPS because their impact was always considered antidilutive since the call option would be exercised by the Company when the exercise price was lower than the market price. Also in connection with the issuance of our 4.375% Convertible Notes, the Company entered into warrant transactions (see Note 8). On June 12, 2013, the Company entered into Unwind Agreements with respect to the convertible note hedge transactions and Unwind Agreements with respect to the warrant transactions with each of the hedge counterparties (see Note 8).

        Other common stock equivalents excluded from the diluted EPS calculation were unexercised stock option awards of approximately 2,009,000 for the three and six months ended September 30, 2013 and 2012 due to the net loss for those periods.

        For the three and six months ended September 30, 2013, we issued approximately 6,758,000 and 7,772,000 shares, respectively, of common stock in connection with restricted stock awards and we canceled approximately 84,000 and 103,000 shares, respectively, of unvested restricted stock awards.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following table provides the components of accumulated other comprehensive income (loss):

	Six Months Ended September 30, 2013
	Foreign currency translation adjustments	Unrealized gain on derivative instruments	Total
Balance at March 31, 2013	$(4,916)	$344	$(4,572)
Other comprehensive income before reclassifications	6,992	202	7,194
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Balance at September 30, 2013	$2,076	$546	$2,622

	Six Months Ended September 30, 2012
	Foreign currency translation adjustments	Unrealized gain on derivative instruments	Total
Balance at March 31, 2012	$6,674	$59	$6,733
Other comprehensive income before reclassifications	318	169	487
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Balance at September 30, 2012	$6,992	$228	$7,220

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

11. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue by geographic region:	2013	2012	2013	2012
United States	$78,099	$153,187	$163,258	$259,087
Europe	52,274	73,318	92,831	155,812
Asia Pacific	9,237	23,445	20,095	39,464
Canada and Latin America	9,214	23,134	15,307	44,860

Total net revenue	$148,824	$273,084	$291,491	$499,223

        Net revenue by product platform was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue by product platform:	2013	2012	2013	2012
Console	$88,465	$213,966	$192,071	$404,072
PC and other	58,133	54,673	93,605	86,586
Handheld	2,226	4,445	5,815	8,565

Total net revenue	$148,824	$273,084	$291,491	$499,223

        Our products are delivered through physical retail and digital online services (digital download, online platforms and cloud streaming). Net revenue by distribution channel was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue by distribution channel:	2013	2012	2013	2012
Digital online	$89,454	$55,498	$162,309	$88,157
Physical retail and other	59,370	217,586	129,182	411,066

Total net revenue	$148,824	$273,084	$291,491	$499,223

12. COMMITMENTS AND CONTINGENCIES

        At September 30, 2013, we did not have any significant changes to our commitments since March 31, 2013 other than (i) in June 2013, the Company issued $250,000 principal amount of 1.00% Convertible Notes, (ii) in July 2013, the Company closed its public offering of $37,500 principal amount of the Company's 1.00% Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013, (iii) in August 2013, our 4.375% Convertible Notes were settled and (iv) $393,723 of expenditures which will become due upon deferred revenue expected to be recognized during the three months ended December 31, 2013. See Note 8 for additional information regarding our Convertible Notes. See Note 12 of the Notes to the Consolidated Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

12. COMMITMENTS AND CONTINGENCIES (Continued)

included in our Annual Report on Form 10-K for the year ended March 31, 2013 for more information regarding our commitments.

        Below is a summary of the annual commitments as of September 30, 2013 related to our 1.00% Convertible Notes:

Fiscal year ending March 31,	Interest	Principal	Total
2014 (remaining six months)	$1,541	$—	$1,541
2015	2,875	—	2,875
2016	2,875	—	2,875
2017	2,875	—	2,875
2018	2,875	—	2,875
Thereafter	1,438	287,500	288,938

Total	$14,479	$287,500	$301,979

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

13. SHARE REPURCHASE PROGRAM

        In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. Through September 30, 2013, the Company has not repurchased any shares of our common stock as part of the program.

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

        Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third-parties for our benefit. Operating margins are dependent in part upon our ability to release new, commercially successful software products and to manage effectively their development costs. We have internal development studios located in Australia, Canada, China, Czech Republic, the United Kingdom, and the United States.

        Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series with Grand Theft Auto V, the latest installment released in September 2013, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 150 million units. Grand Theft Auto V includes access to Grand Theft Auto Online which launched in October 2013. Rockstar continues to expand on our established franchises by developing sequels, offering downloadable episodes and content, and releasing titles for smartphones and tablets. Rockstar is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises.

        Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new and successful franchises in the future.

        2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, and Sid Meier's Civilization series. 2K also publishes highly successful externally developed franchises, such as Borderlands. 2K successfully launched Borderlands 2 in September 2012 and is supporting the title with a robust add-on content campaign. In addition, in October 2012, 2K released XCOM: Enemy Unknown, which, along with Borderlands 2 and NBA 2K13, was among the ten highest-rated console video game releases of 2012 based on average review score on Metacritic.com. XCOM: Enemy Unknown is being supported with add-on content and has also been released as a mobile game, XCOM: Enemy Unknown for iOS. In March 2013, 2K released BioShock Infinite and is being supported with add-on content. Also in August 2013, 2K released The Bureau: XCOM Declassified.

        2K publishes a range of realistic sports simulation titles, including our flagship NBA 2K series, which has been the top-ranked NBA basketball video game for 13 years running, the Major League Baseball 2K series, our Top Spin tennis series and the WWE 2K series. We develop most of our sports simulations software titles through our internal development studios. 2K has secured long-term licensing agreements with the National Basketball Association ("NBA"). Our current licenses with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media expire in December 2013. In addition, in February 2013, 2K entered into an exclusive multi-year agreement with WWE to publish the WWE video game franchise worldwide.

        2K also develops and publishes titles for the casual and family-friendly games market. Internally developed titles include Carnival Games and Let's Cheer!. 2K also has an agreement with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer, Go, Diego, Go!, Ni Hao, Kai-lan and The Backyardigans. Our current agreement with Nickelodeon expires in December 2013. Throughout the current fiscal year, 2K has released a slate of new titles designed exclusively for smartphones and tablets, including Haunted Hollow, Sid Meier's Ace Patrol for iOS, Beejumbled, Turd Birds and 2K Drive.

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

Trends and Factors Affecting our Business

        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 22.0% of the Company's net revenue for the six months ended September 30, 2013. The timing of our Grand Theft Auto releases varies significantly, which in turn may impact our financial performance on a quarterly and annual basis. In September 2013, the Company released Grand Theft Auto V, for which we did not have vendor-specific objective evidence ("VSOE") of fair value for the undelivered elements being delivered at a later date, therefore all revenue from Grand Theft Auto V was deferred at September 30, 2013 along with the related cost of goods sold.

        Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 57.7% and 57.3% of net revenue during the six months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and March 31, 2013, our five largest customers comprised approximately 56.8% and 57.2% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 39.6% and 30.5% of such balance at September 30, 2013 and March 31, 2013, respectively. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

        Hardware Platforms.    We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS3, Microsoft's Xbox 360 and Nintendo's Wii and Wii U, which comprised approximately 65.3% of the Company's net revenue by product platform for the six months ended September 30, 2013. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms declines, which may negatively affect our business during the market transition to the new consoles. Sony has announced its planned launch of its new console system PlayStation®4 on November 15, 2013 and Microsoft has announced its planned launch of its new console system Xbox One® on November 22, 2013. We continually monitor console hardware sales, as well as the development of "next-generation" consoles. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Additionally, our development costs are generally higher for titles during platforms transition periods, and we have limited ability to predict the consumer acceptance of the new platforms, which may affect our sales and profitability. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

        Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download through the Internet (from websites we own and others owned by third-parties) to the consumers' console systems or PC. We also offer downloadable add-on content to our packaged goods titles. In addition, we are publishing an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download through the Internet. Note 11 to our Unaudited Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised approximately 55.7% of the Company's net revenue by distribution channel for the six months ended September 30, 2013. We expect online delivery of games and game offerings to become an increasing part of our business over the long-term.

Product Releases

        We released the following key titles during the six months ended September 30, 2013:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Sid Meier's Civilization V: Brave New World	2K	Internal	PC, Mac	July 9, 2013
The Bureau: XCOM Declassified	2K	Internal	PS3, Xbox 360, PC	August 20, 2013
Grand Theft Auto V	Rockstar Games	Internal	PS3, Xbox 360	September 17, 2013

Product Pipeline

        We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
NBA 2K14	2K	Internal	PS3, Xbox 360, PC	October 1, 2013 (released)
WWE 2K14	2K	External	PS3, Xbox 360	October 29, 2013 (released)
NBA 2K14	2K	Internal	PS4	November 15, 2013
NBA 2K14	2K	Internal	Xbox One	November 22, 2013

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

Presentation of Unrecognized Tax Benefits

        In July 2013, new guidance was issued requiring that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2013 (June 30, 2014 for the Company), and will require prospective application. Early adoption is permitted. We are currently evaluating the impact on our Condensed Consolidated Financial Statements from the adoption of this guidance.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our condensed consolidated statements of operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.1%	58.0%	63.9%	69.2%

Gross profit	37.9%	42.0%	36.1%	30.8%

Selling and marketing	68.1%	24.1%	49.0%	29.0%
General and administrative	28.9%	11.3%	26.0%	14.8%
Research and development	17.8%	7.1%	16.3%	6.9%
Depreciation and amortization	2.3%	0.9%	2.2%	1.1%

Total operating expenses	117.1%	43.4%	93.5%	51.8%

Loss from operations	(79.2)%	(1.4)%	(57.4)%	(21.0)%
Interest and other, net	(7.2)%	(2.8)%	(6.9)%	(3.1)%
Loss on extinguishment of debt	(6.1)%	0.0%	(3.1)%	0.0%
Gain on convertible note hedge and warrants, net	3.6%	0.0%	1.2%	0.0%

Loss from continuing operations before income taxes	(88.9)%	(4.2)%	(66.2)%	(24.1)%

(Benefit) provision for income taxes	(5.5)%	0.4%	(2.4)%	0.6%

Loss from continuing operations	(83.4)%	(4.6)%	(63.8)%	(24.7)%
Loss from discontinued operations, net of taxes	0.0%	0.0%	0.0%	0.0%

Net loss	(83.4)%	(4.6)%	(63.8)%	(24.7)%

Net revenue by geographic region:
United States	52.5%	56.1%	56.0%	51.9%
International	47.5%	43.9%	44.0%	48.1%
Net revenue by platform:
Console	59.4%	78.4%	65.9%	80.9%
PC and other	39.1%	20.0%	32.1%	17.3%
Handheld	1.5%	1.6%	2.0%	1.8%
Net revenue by distribution channel:
Digital online	60.1%	20.3%	55.7%	17.7%
Physical retail and other	39.9%	79.7%	44.3%	82.3%

Three Months Ended September 30, 2013 Compared to September 30, 2012

(thousands of dollars)	2013	%	2012	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$148,824	100.0%	$273,084	100.0%	$(124,260)	(45.5)%
Software development costs and royalties(1)	51,090	34.3%	77,535	28.4%	(26,445)	(34.1)%
Product costs	33,142	22.3%	73,314	26.8%	(40,172)	(54.8)%
Internal royalties	5,262	3.5%	410	0.2%	4,852	1183.4%
Licenses	2,969	2.0%	7,228	2.6%	(4,259)	(58.9)%

Cost of goods sold	92,463	62.1%	158,487	58.0%	(66,024)	(41.7)%

Gross profit	$56,361	37.9%	$114,597	42.0%	$(58,236)	(50.8)%

(1)
Includes $858 and $1,296 of stock-based compensation expense in 2013 and 2012, respectively.

        The deferred revenue and deferred cost of goods sold balances at September 30, 2013 consist primarily of unrecognized revenue and cost of goods sold from the release of Grand Theft Auto V, which released in September 2013, for which we do not have VSOE of fair value for the undelivered elements being delivered at a later date. Grand Theft Auto V includes access to Grand Theft Auto Online which launched in October 2013.

        For the three months ended September 30, 2013, net revenue decreased $124.3 million as compared to the prior year. This decrease is primarily due to $155.1 million in lower sales of Borderlands 2 and Spec Ops: The Line, which released in September 2012 and June 2012, respectively. These decreases were partially offset by $30.3 million in higher sales from the releases of Sid Meier's Civilization V: Brave New World in July 2013 and The Bureau: XCOM Declassified in August 2013, and our NBA 2K franchise, as well as an increase of approximately $6.5 million in sales from our Grand Theft Auto franchise, which excludes sales of Grand Theft Auto V.

        Net revenue on consoles decreased to 59.4% of our total net revenue for the three months ended September 30, 2013 as compared to 78.4% for the same period in the prior year primarily due to the increased percentage of total net revenue on PC and other platforms. PC and other sales increased to 39.1% of our total net revenue for the three months ended September 30, 2013 as compared to 20.0% for the prior year primarily due to an increase in net revenue from the PC and Mac release of Sid Meier's Civilization V: Brave New World in July 2013, the PC releases of BioShock Infinite in March 2013, The Bureau: XCOM Declassified in August 2013, and XCOM: Enemy Unknown in October 2012 and the iOS release of Grand Theft Auto: Vice City 10th Anniversary Edition in December 2012, partially offset by a decrease in net revenue from the PC version of Borderlands 2, which was released in September 2012. Handheld sales accounted for 1.5% of our total net revenue for the three months ended September 30, 2013 which is in line with 1.6% for the prior year.

        Net revenue from digital online channels increased to 60.1% of our total net revenue for the three months ended September 30, 2013 as compared to 20.3% for the prior year primarily driven by the releases of Sid Meier's Civilization V: Brave New World in July 2013, BioShock Infinite in March 2013 and Borderlands 2 in September 2012, as well as higher sales from our NBA 2K and Grand Theft Auto franchises. Net revenue from physical retail and other channels decreased to 39.9% of our total net revenue for the three months ended September 30, 2013 as compared to 79.7% for the same period in the prior year primarily due to the increased proportion of total net revenue from digital online channels.

        Gross profit as a percentage of net revenue for the three months ended September 30, 2013 was 37.9% as compared to 42.0% for the prior year. The decrease was primarily due to (i) higher software development costs and royalties as a percentage of net revenue for the three months ended September 30, 2013 associated with the August 2013 release of The Bureau: XCOM Declassified and a greater share of net revenue in the current year being generated from a product mix with lower selling price points and (ii) higher internal royalties primarily due to the NBA 2K franchise, partially offset by lower product costs in the current year as a percentage of net revenue as a result of a greater proportion of net revenue from digital online channels.

        Net revenue earned outside of the United States accounted for 47.5% of our total net revenue for the three months ended September 30, 2013, as compared to 43.9% in the prior year. The year-over-year percentage increase was primarily due to the September 2012 release of Borderlands 2, which had proportionally higher net revenue earned in the United States during the three months ended September 30, 2012. Foreign currency exchange rates decreased net revenue and increased gross profit by $0.4 million and $1.2 million, respectively, for the three months ended September 30, 2013 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2013	% of net revenue	2012	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$101,342	68.1%	$65,851	24.1%	$35,491	53.9%
General and administrative	43,023	28.9%	30,809	11.3%	12,214	39.6%
Research and development	26,520	17.8%	19,320	7.1%	7,200	37.3%
Depreciation and amortization	3,367	2.3%	2,550	0.9%	817	32.0%

Total operating expenses(1)	$174,252	117.1%	$118,530	43.4%	$55,722	47.0%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2013	2012
Selling and marketing	$3,029	$1,456
General and administrative	$9,113	$3,701
Research and development	$2,319	$638

        Foreign currency exchange rates decreased total operating expenses by $0.3 million for the three months ended September 30, 2013 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased $35.5 million for the three months ended September 30, 2013, as compared to the prior year primarily due to advertising expenses incurred in the current year for the September 2013 release of Grand Theft Auto V and the August 2013 release of The Bureau: XCOM Declassified, partially offset by advertising expenses incurred in the prior year for the release of Borderlands 2 in September 2012.

General and administrative

        General and administrative expenses increased $12.2 million for the three months ended September 30, 2013, as compared to the prior year primarily due to an increase of $5.4 million in stock-based compensation expense in the current year primarily due to the previously granted stock-based awards to ZelnickMedia, an increase of $3.0 million for personnel costs and $1.0 million for consulting expense, primarily due to higher performance-based incentive compensation as a result of the Company's expected performance for the year.

        General and administrative expenses for the three months ended September 30, 2013 and 2012 include occupancy expense (primarily rent, utilities and office expenses) of $4.3 million and $3.9 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased $7.2 million for the three months ended September 30, 2013 as compared to the prior year primarily due to lower payroll capitalization rates at our development studios due mainly to resources being transitioned to new projects following the March 2013 release of BioShock Infinite.

Interest and other, net

        Interest and other, net was an expense of $10.7 million for the three months ended September 30, 2013, as compared to an expense of $7.4 million for the three months ended September 30, 2012. The increase of $3.3 million was primarily due to interest expense associated with our June 2013 issuance of the 1.00% Convertible Notes.

Gain on convertible note hedge and warrants, net

        Gain on convertible note hedge and warrants, net was $5.4 million for the three months ended September 30, 2013 due to the increase in the Company's share price during the period from June 2013 to the net settlement of the hedge and warrants in August 2013. See Liquidity and Capital Resources for additional information regarding settlement and related net gain on the convertible note hedge and warrant transactions.

Loss on extinguishment of debt

        Loss on extinguishment of debt was $9.0 million for the three months ended September 30, 2013 due to the conversion and redemption of our 4.375% Convertible Notes. See Liquidity and Capital Resources for additional information regarding loss on extinguishment of debt.

(Benefit) provision for income taxes

        Income tax benefit was $8.2 million for the three months ended September 30, 2013 as compared to income tax expense of $1.1 million for the three months ended September 30, 2012. The decrease in income tax expense was primarily attributable to benefits provided during the current year with respect to losses incurred in interim periods in which full year profits are forecasted.

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

Net loss and net loss per share

        For the three months ended September 30, 2013, our net loss was $124.1 million, as compared to a net loss of $12.5 million in the prior year. Net loss per share for the three months ended September 30, 2013 was $1.40 as compared to a net loss per share of $0.15 for the three months ended September 30, 2012. Basic and diluted weighted average shares outstanding increased compared to the prior year period primarily due to the vesting of restricted stock awards over the last twelve months and the issuance of shares of our common stock for the 4.375% Convertible Notes which were converted. See

Note 9 to our unaudited condensed consolidated financial statements for additional information regarding net loss per share.

Six Months Ended September 30, 2013 Compared to September 30, 2012

(thousands of dollars)	2013	%	2012	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$291,491	100.0%	$499,223	100.0%	$(207,732)	(41.6)%
Software development costs and royalties(1)	104,818	36.0%	182,539	36.6%	(77,721)	(42.6)%
Product costs	64,129	22.0%	145,573	29.2%	(81,444)	(55.9)%
Licenses	9,156	3.1%	15,748	3.2%	(6,592)	(41.9)%
Internal royalties	8,202	2.8%	1,358	0.2%	6,844	504.0%

Cost of goods sold	186,305	63.9%	345,218	69.2%	(158,913)	(46.0)%

Gross profit	$105,186	36.1%	$154,005	30.8%	$(48,819)	(31.7)%

(1)
Includes $1,956 and $6,244 of stock-based compensation expense in 2013 and 2012, respectively.

        The deferred revenue and deferred cost of goods sold balances at September 30, 2013 consist primarily of unrecognized revenue and cost of goods sold from the release of Grand Theft Auto V, which released in September 2013, for which we do not have VSOE of fair value for the undelivered elements being delivered at a later date. Grand Theft Auto V includes access to Grand Theft Auto Online which launched in October 2013.

        For the six months ended September 30, 2013, net revenue decreased $207.7 million as compared to the prior year. This decrease is primarily due to $265.7 million in lower sales of Borderlands 2, which released in September 2012, Max Payne 3, which released in May 2012, and Spec Ops: The Line, which released in June 2012. These decreases were partially offset by $61.0 million in net revenue from the releases of BioShock Infinite in March 2013, Sid Meier's Civilization V: Brave New World in July 2013 and The Bureau: XCOM Declassified in August 2013 as well as higher sales from our NBA 2K franchise and approximately $8.8 million in higher sales from our Grand Theft Auto franchise, which excludes sales of Grand Theft Auto V.

        Net revenue on consoles decreased to 65.9% of our total net revenue for the six months ended September 30, 2013 as compared to 80.9% for the same period in the prior year, primarily due to the increased percentage of total net revenue on PC and other platforms. PC and other sales increased to 32.1% of our total net revenue for the six months ended September 30, 2013 as compared to 17.3% for the prior year, primarily due to an increase in net revenue from the PC and Mac release of Sid Meier's Civilization V: Brave New World in July 2013, the PC releases of BioShock Infinite in March 2013, XCOM: Enemy Unknown in October 2012 and The Bureau: XCOM Declassified in August 2013 and the iOS release of Grand Theft Auto: Vice City 10th Anniversary Edition in December 2012, partially offset by the decrease in net revenue from the PC releases of Borderlands 2 in September 2012 and Max Payne 3 in June 2012. Handheld sales accounted for 2.0% of our total net revenue for the six months ended September 30, 2013 which is in line with 1.8% for the prior year.

        Net revenue from digital online channels increased to 55.7% of our total net revenue for the six months ended September 30, 2013 as compared to 17.7% for the prior year, primarily driven by the releases of Borderlands 2 in September 2012, BioShock Infinite in March 2013 and Sid Meier's Civilization V: Brave New World in July 2013, as well as higher sales from our NBA 2K and Grand Theft Auto franchises. Net revenue from physical retail and other channels decreased to 44.3% of our total net revenue for the six months ended September 30, 2013 as compared to 82.3% for the same period in the prior year primarily due to the increased proportion of total net revenue from digital online channels.

        Gross profit as a percentage of net revenue for the six months ended September 30, 2013 was 36.1% as compared to 30.8% for the prior year. The increase was primarily due to (i) lower product costs in the current year as a percentage of net revenue as a result of a greater proportion of net revenue from digital online channels, partially offset by a greater share of net revenue in the current year being generated from a product mix with lower selling price points and (ii) higher software development costs and royalties during the six months ended September 30, 2012 associated with the September 2012 release of Borderlands 2, the May 2012 release of Max Payne 3 and the June 2012 release of Spec Ops: The Line, partially offset by software development costs and royalties in the current year related to the August 2013 release of The Bureau: XCOM Declassified.

        Net revenue earned outside of the United States accounted for 44.0% of our total net revenue for the six months ended September 30, 2013, as compared to 48.1% in the prior year. The year-over-year percentage decrease was primarily due to the September 2012 release of Borderlands 2, which had proportionally higher net revenue in the United States. Foreign currency exchange rates decreased net revenue and increased gross profit by $1.1 million and $0.7 million, respectively, for the six months ended September 30, 2013 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2013	% of net revenue	2012	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$142,943	49.0%	$144,858	29.0%	$(1,915)	(1.3)%
General and administrative	75,883	26.0%	74,011	14.8%	1,872	2.5%
Research and development	47,391	16.3%	34,632	6.9%	12,759	36.8%
Depreciation and amortization	6,424	2.2%	5,319	1.1%	1,105	20.8%

Total operating expenses(1)	$272,641	93.5%	$258,820	51.8%	$13,821	5.3%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2013	2012
Selling and marketing	$4,606	$2,533
General and administrative	$12,148	$4,399
Research and development	$2,556	$921

        Foreign currency exchange rates decreased total operating expenses by $0.8 million for the six months ended September 30, 2013 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses were in line for the six months ended September 30, 2013 compared to the prior year as we released a similar number of key titles during both periods.

General and administrative

        General and administrative expenses were in line for the six months ended September 30, 2013 compared to the prior year resulting from an increase of $7.7 million in stock-based compensation expense in the current year primarily due to the previously granted stock-based awards to ZelnickMedia, an increase of $5.1 million for personnel costs, an increase of $2.9 million for IT-related costs and $1.0 million for consulting expense, primarily due to higher performance-based incentive compensation as a result of the Company's expected performance for the year, partially offset by the absence of a $15.0 million contractual provision that was triggered in June 2012.

        General and administrative expenses for the six months ended September 30, 2013 and 2012 include occupancy expense (primarily rent, utilities and office expenses) of $8.5 million and $7.8 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased $12.8 million for the six months ended September 30, 2013 as compared to the prior year primarily due to lower payroll capitalization rates at our development studios due mainly to resources being transitioned to new projects following the March 2013 release of BioShock Infinite.

Interest and other, net

        Interest and other, net was an expense of $20.1 million for the six months ended September 30, 2013, as compared to an expense of $15.5 million for the six months ended September 30, 2012. The increase of $4.6 million was primarily due to $4.0 million in interest expense associated with our June 2013 issuance of the 1.00% Convertible Notes.

Gain on convertible note hedge and warrants, net

        Gain on convertible note hedge and warrants, net was $3.5 million for the six months ended September 30, 2013 due to the increase in the Company's share price during the period from June 2013 to the net settlement of the hedge and warrants in August 2013. See Liquidity and Capital Resources for additional information regarding settlement and related net gain on the convertible note hedge and warrant transactions.

Loss on extinguishment of debt

        Loss on extinguishment of debt was $9.0 million for the six months ended September 30, 2013 due to the conversion and redemption of our 4.375% Convertible Notes. See Liquidity and Capital Resources for additional information regarding loss on extinguishment of debt.

(Benefit) provision for income taxes

        Income tax benefit was $7.1 million for the six months ended September 30, 2013 as compared to income tax expense of $2.9 million for the six months ended September 30, 2012. The decrease in income tax expense was primarily attributable to benefits provided during the current year with respect to losses incurred in interim periods in which full year profits are forecasted.

        Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances and changes in gross unrecognized tax benefits during the periods.

        We are generally no longer subject to audit for the U.S. federal income tax returns for the periods prior to our fiscal year ended October 31, 2010 and state income tax returns for periods prior to fiscal year ended October 31, 2007. With a few exceptions, we are no longer subject to income tax examinations in non-US jurisdictions for years prior to fiscal year ended October 31, 2010. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and net loss per share

        For the six months ended September 30, 2013, our net loss was $186.0 million, as compared to a net loss of $123.3 million in the prior year. Net loss per share for the six months ended September 30, 2013 was $2.12 as compared to a net loss per share of $1.45 for the six months ended September 30, 2012. Basic and diluted weighted average shares outstanding increased compared to the prior year period primarily due to the vesting of restricted stock awards over the last twelve months. See Note 9 to our unaudited condensed consolidated financial statements for additional information regarding net loss per share.

Liquidity and Capital Resources

        Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. We expect to rely on funds provided by our operating activities, our Credit Agreement and our Convertible Notes to satisfy our working capital needs.

Credit Agreement

        In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100.0 million, which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at September 30, 2013), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.68% at September 30, 2013), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

        As of September 30, 2013, there was $70.7 million available to borrow under the Credit Agreement. At September 30, 2013, we had no outstanding borrowings under the Credit Agreement and $1.7 million of letters of credit outstanding.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of September 30, 2013, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

4.375% Convertible Notes Due 2014

        In June 2009, we issued $138.0 million aggregate principal amount of 4.375% Convertible Notes due 2014 (the "4.375% Convertible Notes"). The issuance of the 4.375% Convertible Notes included $18.0 million related to the exercise of an over-allotment option by the underwriters. Interest on the 4.375% Convertible Notes was paid semi-annually in arrears on June 1st and December 1st of each year, and commenced on December 1, 2009. The 4.375% Convertible Notes were scheduled to mature on June 1, 2014, unless earlier redeemed or repurchased by the Company or converted. As further described below, on June 12, 2013, we issued a notice of redemption calling all of our outstanding 4.375% Convertible Notes for redemption on August 29, 2013.

        The 4.375% Convertible Notes were convertible at an initial conversion rate of 93.6768 shares of our common stock per $1,000 principal amount of 4.375% Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders could have converted the 4.375% Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 31, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter was greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 4.375% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we called the 4.375% Convertible Notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. Upon conversion, the 4.375% Convertible Notes could have been settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock.

        At any time on or after June 5, 2012, the Company could have redeemed all of the outstanding 4.375% Convertible Notes for cash, but only if the last reported sale of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provided notice of redemption to holders of the 4.375% Convertible Notes exceeded 150% of the conversion price in effect on each such trading day. This condition was met on June 12, 2013. The redemption price equaled 100% of the principal amount of the 4.375% Convertible Notes to be redeemed, plus all accrued and unpaid interest (including additional interest, if any) to, but excluding, the redemption date.

        On June 12, 2013, we issued a notice of redemption calling all of our outstanding 4.375% Convertible Notes, in aggregate principal amount of $138.0 million, for redemption on August 29, 2013 at a redemption price of $1,000 per $1,000 principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. Holders who elected to convert following receipt of the notice of redemption were entitled to make-whole shares in addition to such shares they would otherwise be entitled to receive upon conversion. The notice of redemption specified that we would settle any 4.375% Convertible Notes surrendered for conversion in connection with the redemption on a combination settlement basis by paying cash up to a cash amount equal to $166.0 million in the aggregate of converted notes and delivering shares of our common stock in respect of the amount, if any, by which our conversion obligation exceeded such cash amount. During the three and six months ended September 30, 2013, at the option of the holders, approximately $138.0 million of 4.375% Convertible Notes were converted for approximately $166.0 million in cash and 3,217,000 shares of our common stock. On August 29, 2013, we redeemed $7,000 of 4.375% Convertible Notes and we paid

$7,000 in cash. During the three and six months ended September 30, 2013, we recorded a loss on extinguishment, net of capitalized debt issuance costs, totaling $9.0 million related to these transactions.

        On June 12, 2013, the Company entered into Unwind Agreements with respect to the convertible note hedge transactions and Unwind Agreements with respect to the warrant transactions with each of the hedge counterparties (collectively, the "Unwind Agreements"). Pursuant to the terms of the Unwind Agreements, and in connection with the Company's issuance of a notice of redemption for all the 4.375% Convertible Notes, the Company had the right to deliver a notice to the hedge counterparties, prior to the redemption date set forth in such redemption notice, designating an early termination date for the convertible note hedge transactions and warrant transactions. The hedge counterparties owed a cash payment to the Company as a result of the early termination of the convertible note hedge transactions that was calculated based on its current fair market value. The Company owed a cash payment to the hedge counterparties, as applicable, as a result of the early termination of the warrant transactions that was calculated based on its current fair market value. As a result of the Unwind Agreements, the convertible note hedge transactions and warrant transactions were accounted for as derivatives whereby the fair values of these transactions were reported as a convertible note hedge receivable and as a convertible note warrant liability with an offsetting impact to additional paid-in capital. Gains and losses resulting from changes in the fair value were reported in interest and other, net, in our Condensed Consolidated Statements of Operations. In August 2013, the payment received from unwinding the associated convertible note hedge transactions resulted in proceeds to us of approximately $84.4 million, offset by $55.7 million we paid for the warrants.

        During the three months ended September 30, 2013, we recorded a gain of approximately $21.7 million resulting from the change in the fair value of the convertible note hedge transactions and a loss of approximately $16.3 million resulting from the change in the fair value of the convertible note warrant liability to gain on convertible note hedge and warrants, net, in our Condensed Consolidated Statements of Operations. During the six months ended September 30, 2013, we recorded a gain of approximately $17.3 million resulting from the change in the fair value of the convertible note hedge transactions and a loss of approximately $13.8 million resulting from the change in the fair value of the convertible note warrant liability to gain on convertible note hedge and warrants, net, in our Condensed Consolidated Statements of Operations.

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

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. As of September 30, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

        The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1,000 principal amount of 1.00% Convertible Notes (representing an initial conversion price of approximately $21.52 per share of common stock for a total of approximately 13,361,000 underwriting conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.00% Convertible Notes at their option prior to the close of business on the business day immediately preceding January 1, 2018 only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2013, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 1.00% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after January 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.00% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.00% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock.

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. As of September 30, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for approximately 57.7% and 57.3% of net revenue for the six months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and March 31, 2013, amounts due from our five largest customers comprised approximately 56.8% and 57.2% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 39.6% and 30.5% of such balance at September 30, 2013 and March 31, 2013, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

        As of September 30, 2013, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $277.6 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax impact to the extent possible. However, any repatriation may not result in actual cash payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits.

        In January 2013, our board of directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. Through September 30, 2013, the Company has not repurchased any shares of our common stock as part of the program.

        Our changes in cash flows were as follows:

	Six Months Ended September 30,
(thousands of dollars)	2013	2012
Net cash provided by (used in) operating activities	$135,121	$(82,318)
Net cash used in investing activities	(15,452)	(8,021)
Net cash provided by financing activities	143,152	—
Effects of foreign currency exchange rates on cash and cash equivalents	(3,400)	(1,656)

Net increase (decrease) in cash and cash equivalents	$259,421	$(91,995)

        At September 30, 2013 we had $661.9 million of cash and cash equivalents, compared to $402.5 million at March 31, 2013. The increase in cash and cash equivalents from March 31, 2013 was primarily a result of cash provided by financing and operating activities. Net cash provided by financing activities includes proceeds of $283.2 million from the issuance of $287.5 million aggregate principal amount of 1.00% Convertible Notes and $84.4 million from the termination of our convertible note hedge transactions, partially offset by payments of $166.0 million for the extinguishment of the 4.375% Convertible Notes and $55.7 million for the termination of our convertible note warrant transactions. Net cash provided by operating activities was primarily due to cash generated from the collection of accounts receivable balances primarily attributable to the release of BioShock Infinite near the end of the previous fiscal year and sales of Grand Theft Auto V, from which revenue has been deferred at September 30, 2013 as we did not have VSOE of fair value for the undelivered elements being delivered at a later date. Grand Theft Auto V includes access to Grand Theft Auto Online which launched in October 2013.

Contractual Obligations and Commitments

        We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, the Company (i) in June 2013, issued $250.0 million principal amount of 1.00% Convertible Notes, (ii) in July 2013, closed its public offering of $37.5 million principal amount of the Company's 1.00% Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013, (iii) in August 2013, our 4.375% Convertible Notes were settled and (iv) $393.7 million of expenditures which will become due upon deferred revenue expected to be recognized during the three months ended December 31, 2013. Interest on the 1.00% Convertible Notes is payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The 1.00% Convertible Notes mature on July 1, 2018, unless earlier repurchased by the Company or converted. For additional details on our Convertible Notes see Note 8 to our Unaudited Condensed Consolidated Financial Statements.

        Below is a summary of the annual commitments as of September 30, 2013 related to our 1.00% Convertible Notes (in thousands of dollars):

Fiscal year ending March 31,	Interest	Principal	Total
2014 (remaining six months)	$1,541	$—	$1,541
2015	2,875	—	2,875
2016	2,875	—	2,875
2017	2,875	—	2,875
2018	2,875	—	2,875
Thereafter	1,438	287,500	288,938

Total	$14,479	$287,500	$301,979

Off-Balance Sheet Arrangements

        As of September 30, 2013 and March 31, 2013, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Latin America, Asia and Australia. For the three months ended September 30, 2013 and 2012, approximately 47.5% and 43.9%, respectively, of our net revenue was earned outside of the United States. For the six months ended September 30, 2013 and 2012, approximately 44.0% and 48.1%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at September 30, 2013), or (b) 2.50% to 3.00% above the LIBOR rate (approximately 2.68% at September 30, 2013), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The 1.00% Convertible Notes and 1.75% Convertible Notes pay interest semi-annually at a fixed rate of 1.00% and 1.75%, respectively, per annum and we expect that there will be no fluctuation in rates related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 8 to our Unaudited Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the six months ended September 30, 2013, our foreign currency translation gain adjustment was approximately $7.0 million. We recognized a foreign currency exchange transaction loss for the six months ended September 30, 2013 and 2012 of $1.2 million and $0.4 million, respectively, in interest and other, net in our Condensed Consolidated Statements of Operations.

Cash Flow Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Condensed Consolidated Statements of Operations. During the reporting periods presented, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2013 and March 31, 2013, we had $5.5 million and $7.9 million, respectively, of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of September 30, 2013 and March 31, 2013, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2013, we had $52.6 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $540.6 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars, all of which have maturities of less than one year, and relate primarily to receivables from the release of Grand Theft Auto V in September 2013. At March 31, 2013, we had $55.4 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months ended September 30, 2013 and 2012, we recorded losses of $10.8 million and $1.4 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the six months ended September 30, 2013 and 2012, we recorded a loss of $10.3 million and a gain of $0.2 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. As of September 30, 2013, the fair value of these outstanding forward contracts was $1.9 million and is included in prepaid expenses and other. As of March 31, 2013, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the six months ended September 30, 2013, 44.0% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.4%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.4%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to implement a new enterprise resource planning (ERP) system next year, and we may encounter technical or operational difficulties during the transition that could disrupt our operations.

        We expect to implement a new enterprise resource planning (ERP) system next year, and we may encounter technical and operating difficulties during the transition to that new system. We may experience problems in implementing the new system as our employees learn the new system, transfer data from our existing system to the new system and operate with the new system. The transition may not be completed promptly or at all, or could require us to revert to the currently existing system. Any difficulties that we encounter in implementing the new system may disrupt our ability to deal effectively with our employees, vendors, customers and other companies with which we have commercial relationships and also may prevent us from effectively closing a quarterly period and reporting our financial results in a timely manner. If we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with the listing requirements of the Nasdaq Global Market.

Item 6.    Exhibits

Exhibits:
10.1	Form of Employee Restricted Unit Agreement+
10.2	Form of Employee Restricted Unit Agreement+
10.3	Form of Employee Restricted Unit Agreement+
10.4	Form of Employee Restricted Unit Agreement+
10.5	Form of Employee Restricted Unit Agreement+
10.6
Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2013).
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

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and March 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: October 29, 2013	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: October 29, 2013	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial Officer (Principal Financial Officer)