Form 10-Q
period 2013-12-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2014-02-04
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
OR
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

        As of January 31, 2014, there were 98,013,610 shares of the Registrant's Common Stock outstanding.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$972,170	$402,502
Accounts receivable, net of allowances of $129,422 and $64,081 at December 31, 2013 and March 31, 2013, respectively	189,519	189,596
Inventory	45,035	30,218
Software development costs and licenses	92,767	198,955
Prepaid expenses and other	246,165	44,881

Total current assets	1,545,656	866,152

Fixed assets, net	38,768	25,362
Software development costs and licenses, net of current portion	101,075	95,241
Goodwill	226,835	225,992
Other intangibles, net	5,297	8,827
Other assets	67,720	56,265

Total assets	$1,985,351	$1,277,839

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,850	$79,932
Accrued expenses and other current liabilities	598,437	228,916
Deferred revenue	51,366	26,919
Liabilities of discontinued operations	827	1,232

Total current liabilities	693,480	336,999

Long-term debt	448,737	335,202
Other long-term liabilities	21,135	17,087
Liabilities of discontinued operations, net of current portion	—	556

Total liabilities	1,163,352	689,844

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 200,000 shares authorized; 104,787 and 93,743 shares issued and 88,549 and 93,743 outstanding at December 31, 2013 and March 31, 2013, respectively	1,048	937
Additional paid-in capital	944,010	832,460
Retained earnings (accumulated deficit)	151,562	(240,830)
Treasury stock, at cost (16,238 common shares at December 31, 2013)	(276,836)	—
Accumulated other comprehensive income (loss)	2,215	(4,572)

Total stockholders' equity	821,999	587,995

Total liabilities and stockholders' equity	$1,985,351	$1,277,839

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Net revenue	$1,863,869	$415,773	$2,155,360	$914,996
Cost of goods sold	1,119,734	216,299	1,306,039	561,517

Gross profit	744,135	199,474	849,321	353,479
Selling and marketing	70,476	60,724	213,419	205,582
General and administrative	34,718	32,880	110,601	106,891
Research and development	29,233	22,369	76,624	57,001
Depreciation and amortization	3,413	2,509	9,837	7,828

Total operating expenses	137,840	118,482	410,481	377,302

Income (loss) from operations	606,295	80,992	438,840	(23,823)
Interest and other, net	(5,949)	(8,094)	(26,018)	(23,562)
Loss on extinguishment of debt	—	—	(9,014)	—
Gain on convertible note hedge and warrants, net	—	—	3,461	—

Income (loss) from continuing operations before income taxes	600,346	72,898	407,269	(47,385)
Provision for income taxes	21,902	2,021	14,804	4,947

Income (loss) from continuing operations	578,444	70,877	392,465	(52,332)
(Loss) income from discontinued operations, net of taxes	(18)	488	(73)	368

Net income (loss)	$578,426	$71,365	$392,392	$(51,964)

Earnings (loss) per share:
Continuing operations	$5.88	$0.76	$4.02	$(0.61)
Discontinued operations	—	—	—	—

Basic earnings (loss) per share	$5.88	$0.76	$4.02	$(0.61)

Continuing operations	$4.69	$0.66	$3.29	$(0.61)
Discontinued operations	—	—	—	—

Diluted earnings (loss) per share	$4.69	$0.66	$3.29	$(0.61)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net income (loss)	$578,426	$71,365	$392,392	$(51,964)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(474)	(360)	6,518	(42)
Change in unrealized gains on cash flow hedges, net	67	449	269	618

Other comprehensive (loss) income	(407)	89	6,787	576

Comprehensive income (loss)	$578,019	$71,454	$399,179	$(51,388)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended December 31,
	2013	2012
Operating activities:
Net income (loss)	$392,392	$(51,964)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	252,229	189,319
Depreciation and amortization	9,837	7,828
Loss (gain) from discontinued operations	73	(368)
Amortization and impairment of intellectual property	3,375	6,678
Stock-based compensation	57,594	22,778
Deferred income taxes	(5,487)	24
Amortization of discount on Convertible Notes	17,507	13,971
Amortization of debt issuance costs	1,510	1,521
Loss on extinguishment of debt	9,014	—
Gain on convertible note hedge and warrants, net	(3,461)	—
Other, net	(414)	735
Changes in assets and liabilities, net of effect from purchases of businesses:
Accounts receivable	77	(49,206)
Inventory	(14,817)	(7,210)
Software development costs and licenses	(151,275)	(150,479)
Prepaid expenses, other current and other non-current assets	(205,948)	(498)
Deferred revenue	24,447	12,484
Accounts payable, accrued expenses and other liabilities	345,174	47,072
Net cash used in discontinued operations	(1,034)	(1,223)

Net cash provided by operating activities	730,793	41,462

Investing activities:
Purchase of fixed assets	(23,455)	(12,317)
Payments in connection with business combinations, net of cash acquired	(1,000)	—

Net cash used in investing activities	(24,455)	(12,317)

Financing activities:
Repurchase of common stock	(276,836)	—
Proceeds from issuance of 1.00% Convertible Notes	283,188	—
Payment for extinguishment of 4.375% Convertible Notes	(165,999)	—
Proceeds from termination of convertible note hedge transactions	84,429	—
Payment for termination of convertible note warrant transactions	(55,651)	—
Payment of debt issuance costs for the issuance of 1.00% Convertible Notes	(2,815)	—

Net cash used in financing activities	(133,684)	—

Effects of foreign currency exchange rates on cash and cash equivalents	(2,986)	(701)

Net increase in cash and cash equivalents	569,668	28,444
Cash and cash equivalents, beginning of year	402,502	420,279

Cash and cash equivalents, end of period	$972,170	$448,723

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

        The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2013 and March 31, 2013 we had $179,381 and $7,489, respectively, of cash on deposit reported as a component of prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets because its use was restricted.

        As of December 31, 2013, the estimated fair value of the Company's 1.75% Convertible Notes due 2016 and the Company's 1.00% Convertible Notes due 2018 was $289,775 and $306,993, respectively. See Note 8 for additional information regarding our Convertible Notes. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

        We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we use hedging programs in an effort to mitigate the effect of foreign currency exchange rate movements.

Cash Flow Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Condensed Consolidated Statements of Operations. During the reporting periods presented, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2013 and March 31, 2013, we had $2,802 and $7,906, respectively, of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of December 31, 2013 and March 31, 2013, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2013 and March 31, 2013, we had $178,975 and $55,397, respectively, of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months ended December 31, 2013 and 2012, we recorded a loss of $7,196 and a gain of $1,016, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the nine months ended December 31, 2013 and 2012, we recorded a loss of $17,463 and a gain of $1,260, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. As of December 31, 2013, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. As of March 31, 2013, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Revenue Recognition

Revenue Arrangements with Multiple Deliverables

        We enter into multiple element revenue arrangements in which we may provide a combination of game software, additional content, maintenance or support. Assuming all other recognition criteria are met, for our software and software-related multiple element arrangements, we determine the fair value of each delivered and undelivered element using vendor-specific objective evidence ("VSOE") and allocate the total price among the various elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. For arrangements which require that revenue recognition is deferred, the cost of goods sold is deferred and recognized as the related net revenue is recognized. Deferred cost of goods sold includes product costs, software development costs and royalties, internal royalties and licenses. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period. We determine VSOE for each element based on historical stand-alone sales to third parties. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.

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

Presentation of Unrecognized Tax Benefits

        In July 2013, new guidance was issued requiring that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2013 (April 1, 2014 for the Company), and will require prospective application. Early adoption is permitted. We are currently evaluating the impact on our Condensed Consolidated Financial Statements from the adoption of this guidance.

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

	December 31, 2013	March 31, 2013
Liabilities of discontinued operations:
Current:
Accrued expenses and other current liabilities	$827	$1,232

Total current liabilities	827	1,232
Other non-current liabilities	—	556

Total liabilities of discontinued operations	$827	$1,788

3. MANAGEMENT AGREEMENT

        In March 2007, we entered into a management services agreement (as amended, the "Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. In May 2011, we entered into a new management agreement (the "New Management Agreement") with ZelnickMedia, which upon effectiveness, superseded and replaced the Management Agreement pursuant to which ZelnickMedia will continue to provide management, consulting and executive level services to the Company through May 2015. As part of the New Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, serves as President. The New Management Agreement provides for the annual management fee to remain at $2,500, subject to annual increases in the amount of 3% over the term of the agreement, and the maximum annual bonus was increased to $3,500 from $2,500, subject to annual increases in the amount of 3% over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $1,591 and $2,446 for the three months ended December 31, 2013 and 2012, respectively, and $4,774 and $4,635 for the nine months ended December 31, 2013 and 2012, respectively.

        Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vested over 36 months and expire 10 years from the date of grant. In November 2013, we entered into an amendment to the stock option agreement permitting ZelnickMedia to exercise the stock options on a "net exercise" basis. As of December 31, 2013 and March 31, 2013, all of the stock options are outstanding. In June 2008, pursuant to the Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia that vested annually over a three year period and 900,000 shares of market-based restricted stock that could have vested over a four year period through June 2012, provided that the Company's Total Shareholder Return (as defined in the relevant grant agreements) was at or higher than the 75th percentile of the NASDAQ Industrial Index measured annually on a cumulative basis. Because the price of our common stock did not achieve its performance targets, the 900,000 shares of market-based restricted stock were forfeited in June 2012.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

3. MANAGEMENT AGREEMENT (Continued)

        In addition, pursuant to the New Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that will vest annually through April 1, 2015 and 1,650,000 shares of market-based restricted stock that will be eligible to vest through April 1, 2015, based on the Company's Total Shareholder Return (as defined in the relevant grant agreements) relative to the Total Shareholder Return of the companies that constitute the NASDAQ Composite Index measured annually on a cumulative basis. To earn all of the shares of market-based restricted stock, the Company must perform at the 75th percentile, or top quartile, of the NASDAQ Composite Index. Each reporting period, we remeasure the fair value of the unvested portion of the shares of market-based restricted stock granted to ZelnickMedia. The unvested portion of the shares of restricted stock granted pursuant to the New Management Agreement as of December 31, 2013 and March 31, 2013 was 1,894,750 and 2,169,750 shares, respectively. For the three months ended December 31, 2013 and 2012, we recorded a gain of $1,528 and an expense of $1,613, respectively, of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the New Management Agreement. For the nine months ended December 31, 2013 and 2012, we recorded an expense of $4,592 and $2,354, respectively, of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the New Management Agreement.

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

	December 31, 2013	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$550,588	$550,588	$—	$—	Cash and cash equivalents
Bank-time deposits	$81,127	$81,127	$—	$—	Cash and cash equivalents

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

5. INVENTORY

        Inventory balances by category are as follows:

	December 31, 2013	March 31, 2013
Finished products	$44,351	$28,026
Parts and supplies	684	2,192

Inventory	$45,035	$30,218

        Estimated product returns included in inventory at December 31, 2013 and March 31, 2013 were $3,799 and $1,505, respectively.

6. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	December 31, 2013		March 31, 2013
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$61,458	$41,261	$178,297	$38,592
Software development costs, externally developed	27,530	59,814	10,469	53,649
Licenses	3,779	—	10,189	3,000

Software development costs and licenses	$92,767	$101,075	$198,955	$95,241

        Software development costs and licenses as of December 31, 2013 and March 31, 2013 included $169,753 and $270,488, respectively, related to titles that have not been released. During the nine months ended December 31, 2013, we recorded $41,777 of software development impairment charges (a component of cost of goods sold).

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	December 31, 2013	March 31, 2013
Software development royalties	$349,882	67,046
Income tax payable and deferred tax liability	64,098	53,261
Compensation and benefits	42,839	31,358
Marketing and promotions	42,136	21,601
Licenses	35,267	12,268
Sales tax liability	24,517	3,950
Rent and deferred rent obligations	8,445	8,456
Professional fees	6,500	7,733
Deferred consideration for acquisitions	1,498	2,498
Other	23,255	20,745

Accrued expenses and other current liabilities	$598,437	$228,916

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT

Credit Agreement

        In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at December 31, 2013), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.67% at December 31, 2013), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability. We had no outstanding borrowings at December 31, 2013 and March 31, 2013.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25,000.

        Information related to availability on our Credit Agreement is as follows:

	December 31, 2013	March 31, 2013
Available borrowings	$98,336	$73,565
Outstanding letters of credit	1,664	1,664

        We recorded interest expense and fees related to the Credit Agreement of $160 for the three months ended December 31, 2013 and 2012 and $479 for the nine months ended December 31, 2013 and 2012.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of December 31, 2013, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        The 4.375% Convertible Notes were convertible at an initial conversion rate of 93.6768 shares of our common stock per $1 principal amount of 4.375% Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders could have converted the 4.375% Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only if certain conditions were met. Upon conversion, the 4.375% Convertible Notes could have been settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock.

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

        On June 12, 2013, we issued a notice of redemption calling all of our outstanding 4.375% Convertible Notes, in the aggregate principal amount of $138,000, for redemption on August 29, 2013 at a redemption price of $1 per $1 principal amount, plus accrued and unpaid interest up to, but not including, the redemption date (the period from June 12, 2013 to August 29, 2013 is the "Notice Period"). Holders who elected to convert during the Notice Period were entitled to make-whole shares in addition to such shares they would otherwise be entitled to receive upon conversion. The notice of redemption specified that we would settle any 4.375% Convertible Notes surrendered for conversion in connection with the redemption on a combination settlement basis by paying cash up to a cash amount equal to $166,000 in the aggregate of converted notes and delivering shares of our common stock in respect of the amount, if any, by which our conversion obligation exceeded such cash amount. During the Notice Period, $137,993 of 4.375% Convertible Notes were converted for $165,992 in cash and 3,217,000 shares of our common stock. On August 29, 2013, we paid $7 in cash and we redeemed $7 of

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

4.375% Convertible Notes. During the nine months ended December 31, 2013, we recorded a loss on extinguishment, net of capitalized debt issuance costs, totaling $9,014 related to these transactions.

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

        On June 12, 2013, the Company entered into Unwind Agreements with respect to the convertible note hedge transactions and Unwind Agreements with respect to the warrant transactions with each of the hedge counterparties (collectively, the "Unwind Agreements"). Pursuant to the terms of the Unwind Agreements, and in connection with the Company's issuance of a notice of redemption for all the 4.375% Convertible Notes, the Company had the right to deliver a notice to the hedge counterparties, prior to the redemption date set forth in such redemption notice, designating an early termination date for the convertible note hedge transactions and warrant transactions. The hedge counterparties owed a cash payment to the Company as a result of the early termination of the convertible note hedge transactions that was calculated based on its current fair market value. The Company owed a cash payment to the warrant holders, as applicable, as a result of the early termination of the warrant transactions that was calculated based on its current fair market value. As a result of the Unwind Agreements, the convertible note hedge transactions and warrant transactions were accounted for as derivatives whereby the fair values of these transactions were reported as a convertible note hedge receivable and as a convertible note warrant liability with an offsetting impact to additional paid-in capital. Gains and losses on the derivatives resulting from their unwinding were reported in gain on convertible note hedge and warrants, net, in our Condensed Consolidated Statements of Operations. In August 2013, the payment received from unwinding the associated convertible note hedge transactions resulted in proceeds to us of $84,429, offset by $55,651 we paid the warrant holders.

        During the nine months ended December 31, 2013, we recorded a gain of approximately $17,259 resulting from the unwinding of our convertible note hedge transactions and a loss of approximately $13,798 resulting from the unwinding of our convertible note warrant transactions to gain on convertible note hedge and warrants, net, in our Condensed Consolidated Statements of Operations.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

        The following table provides additional information related to our 4.375% Convertible Notes:

March 31, 2013
Additional paid-in capital	$42,018

Principal amount of 4.375% Convertible Notes	$138,000
Unamortized discount of the liability component	12,819

Net carrying amount of 4.375% Convertible Notes	$125,181

Carrying amount of debt issuance costs	$797

        The following table provides the components of interest expense related to our 4.375% Convertible Notes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Cash interest expense (coupon interest expense)	$—	$1,509	$2,516	$4,527
Non-cash amortization of discount on 4.375% Convertible Notes	—	2,425	4,358	7,045
Amortization of debt issuance costs	—	171	284	512

Total interest expense related to 4.375% Convertible Notes	$—	$4,105	$7,158	$12,084

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

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of December 31, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

        The following table provides additional information related to our 1.75% Convertible Notes:

	December 31, 2013	March 31, 2013
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	32,576	39,979

Net carrying amount of 1.75% Convertible Notes	$217,424	$210,021

Carrying amount of debt issuance costs	$2,988	$3,821

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

        The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Cash interest expense (coupon interest expense)	$1,094	$1,094	$3,282	$3,282
Non-cash amortization of discount on 1.75% Convertible Notes	2,509	2,347	7,403	6,926
Amortization of debt issuance costs	274	288	833	874

Total interest expense related to 1.75% Convertible Notes	$3,877	$3,729	$11,518	$11,082

1.00% Convertible Notes Due 2018

        On June 18, 2013, we issued $250,000 aggregate principal amount of 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes" and together with the 4.375% Convertible Notes and the 1.75% Convertible Notes, the "Convertible Notes"). The 1.00% Convertible Notes were issued at 98.5% of par value for proceeds of $246,250. Interest on the 1.00% Convertible Notes is payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The 1.00% Convertible Notes mature on July 1, 2018, unless earlier repurchased by the Company or converted. The Company does not have the right to redeem the 1.00% Convertible Notes prior to maturity. The Company also granted the underwriters a 30-day option to purchase up to an additional $37,500 principal amount of 1.00% Convertible Notes to cover overallotments, if any. On July 17, 2013, the Company closed its public offering of $37,500 principal amount of the Company's 1.00% Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013, bringing the total proceeds to $283,188.

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

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.00% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.00% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.00% Convertible Notes will automatically become due and payable immediately. As of December 31, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

        The following table provides additional information related to our 1.00% Convertible Notes:

December 31, 2013
Additional paid-in capital	$57,621

Principal amount of 1.00% Convertible Notes	$287,500
Unamortized discount of the liability component	56,187

Net carrying amount of 1.00% Convertible Notes	$231,313

Carrying amount of debt issuance costs	$1,951

        The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013
Cash interest expense (coupon interest expense)	$718	$1,541
Non-cash amortization of discount on 1.00% Convertible Notes	2,702	5,746
Amortization of debt issuance costs	121	258

Total interest expense related to 1.00% Convertible Notes	$3,541	$7,545

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

9. EARNINGS (LOSS) PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Computation of Basic EPS:
Net income (loss)	$578,426	$71,365	$392,392	$(51,964)

Less: net income allocated to participating securities	(77,857)	(5,808)	(42,482)	—

Net income (loss) for basic EPS calculation	$500,569	$65,557	$349,910	$(51,964)

Total weighted average shares outstanding—basic	98,290	93,338	97,529	85,382
Less: weighted average participating shares outstanding	(13,230)	(7,596)	(10,559)	—

Weighted average common shares outstanding—basic	85,060	85,742	86,970	85,382

Basic EPS	$5.88	$0.76	$4.02	$(0.61)

Computation of Diluted EPS:
Net income (loss)	$578,426	$71,365	$392,392	$(51,964)
Less: net income allocated to participating securities	(61,200)	(5,808)	(32,412)	—
Add: interest expense, net of tax, on Convertible Notes	7,418	7,834	26,221	—

Net income (loss) for diluted EPS calculation	$524,644	$73,391	$386,201	$(51,964)

Weighted average shares outstanding—basic	85,060	85,742	86,970	85,382
Add: dilutive effect of common stock equivalents	26,752	26,021	30,304	—

Weighted average common shares outstanding—diluted	111,812	111,763	117,274	85,382

Diluted EPS	$4.69	$0.66	$3.29	$(0.61)

        The Company incurred a net loss for the nine months ended December 31, 2012; therefore, the basic and diluted weighted average shares outstanding exclude the impact of unvested share-based awards that are considered participating restricted stock and all common stock equivalents because their impact would be antidilutive.

        Our unvested restricted stock rights (including restricted stock units, time-based and market-based restricted stock awards) are considered participating restricted stock since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted stock rights from the numerator and excludes the dilutive impact of those awards from the denominator. For the nine months ended December 31, 2012, we had approximately 7,754,000 of unvested share-based awards that are considered participating restricted stock which are excluded due to the net loss for that period.

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

        Other common stock equivalents excluded from the diluted EPS calculation were unexercised stock option awards of approximately 2,009,000 for the nine months ended December 31, 2012 due to the net loss for that period. For the three months ended December 31, 2012, the Company excluded from its diluted EPS calculation approximately 2,009,000 of common stock equivalents which were antidilutive because the common stock equivalents' exercise prices exceeded the average fair market value of the Company's common stock.

        For the three and nine months ended December 31, 2013, we issued approximately 238,000 and 8,010,000 shares, respectively, of common stock in connection with restricted stock awards and we canceled approximately 58,000 and 161,000 shares, respectively, of unvested restricted stock awards.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following table provides the components of accumulated other comprehensive income (loss):

	Nine Months Ended December 31, 2013
	Foreign currency translation adjustments	Unrealized gain on derivative instruments	Total
Balance at March 31, 2013	$(4,916)	$344	$(4,572)
Other comprehensive income before reclassifications	6,518	269	6,787
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Balance at December 31, 2013	$1,602	$613	$2,215

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Nine Months Ended December 31, 2012
	Foreign currency translation adjustments	Unrealized gain on derivative instruments	Total
Balance at March 31, 2012	$6,674	$59	$6,733
Other comprehensive income before reclassifications	(42)	618	576
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Balance at December 31, 2012	$6,632	$677	$7,309

11. SEGMENT AND GEOGRAPHIC INFORMATION

        We operate in one reportable segment in which we are a publisher of interactive software games designed for console systems, handheld gaming systems and personal computers, including smart phones and tablets, that are delivered through physical retail, digital download, online platforms and cloud streaming services. Our reporting segment is based upon our internal organizational structure, the manner in which our operations are managed and the criteria used by our Chief Executive Officer, our chief operating decision maker ("CODM") to evaluate performance. The Company's operations involve similar products and customers worldwide. We are centrally managed and the CODM primarily uses consolidated financial information supplemented by sales information by product category, major product title and platform to make operational decisions and assess financial performance. Our business consists of our Rockstar Games and 2K labels which have been aggregated into a single reportable segment (the "publishing segment") based upon their similar economic characteristics, products and distribution methods. Revenue earned from our publishing segment is primarily derived from the sale of internally developed software titles and software titles developed on our behalf by third-parties.

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue by geographic region:	2013	2012	2013	2012
United States	$819,095	$271,555	$982,353	$530,642
Europe	745,658	87,788	838,489	243,600
Canada and Latin America	157,898	26,018	173,205	70,878
Asia Pacific	141,218	30,412	161,313	69,876

Total net revenue	$1,863,869	$415,773	$2,155,360	$914,996

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share amounts)

11. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Net revenue by product platform was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue by product platform:	2013	2012	2013	2012
Console	$1,803,107	$332,391	$1,995,178	$736,463
PC and other	58,671	73,559	152,276	160,145
Handheld	2,091	9,823	7,906	18,388

Total net revenue	$1,863,869	$415,773	$2,155,360	$914,996

        Our products are delivered through physical retail and digital online services (digital download, online platforms and cloud streaming). Net revenue by distribution channel was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue by distribution channel:	2013	2012	2013	2012
Physical retail and other	1,738,599	324,940	1,867,781	736,006
Digital online	$125,270	$90,833	$287,579	$178,990

Total net revenue	$1,863,869	$415,773	$2,155,360	$914,996

12. COMMITMENTS AND CONTINGENCIES

        At December 31, 2013, we did not have any significant changes to our commitments since March 31, 2013 other than (i) in June 2013, the Company issued $250,000 principal amount of 1.00% Convertible Notes, (ii) in July 2013, the Company closed its public offering of $37,500 principal amount of the Company's 1.00% Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013 and (iii) in August 2013, our 4.375% Convertible Notes were settled. See Note 8 for additional information regarding our Convertible Notes. See Note 12 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2013 for more information regarding our commitments.

        Below is a summary of the annual commitments as of December 31, 2013 related to our 1.00% Convertible Notes:

Fiscal year ending March 31,	Interest	Principal	Total
2014 (remaining three months)	$1,541	$—	$1,541
2015	2,875	—	2,875
2016	2,875	—	2,875
2017	2,875	—	2,875
2018	2,875	—	2,875
Thereafter	1,438	287,500	288,938

Total	$14,479	$287,500	$301,979

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

13. SHARE REPURCHASE

Share Repurchase Program

        In January 2013, our Board of Directors (the "Board") authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three and nine months ended December 31, 2013, the Company repurchased approximately 4,217,000 shares of our common stock in the open market for approximately $73,325, including commissions of $42, as part of the program. As of December 31, 2013, up to approximately 3,282,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization.

Repurchase from Icahn Group

        In November 2013, the Company entered into a Purchase Agreement with High River Limited Partnership, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, the "Icahn Group"), pursuant to which the Company repurchased approximately 12,021,000 shares of the Company's common stock owned by the Icahn Group, at a price per share of $16.93, resulting in an aggregate purchase price of approximately $203,511 (the "Repurchase Transaction"). The closing of the Repurchase Transaction occurred on November 26, 2013. The Repurchase Transaction was conducted outside the Company's share repurchase program described above.

        All of the repurchased shares described in this Note 13 have been classified as treasury stock in our Condensed Consolidated Balance Sheets.

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

Overview

Our Business

        We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products through our two wholly-owned labels Rockstar Games and 2K. Our products are currently designed for console gaming systems such as Sony's PlayStation®4 ("PS4") and PlayStation®3 ("PS3"), Microsoft's Xbox One® ("Xbox One") and Xbox 360® ("Xbox 360") and Nintendo's Wii™ ("Wii") and Wii U ("Wii U"); handheld gaming systems such as Nintendo's DS ("DS") and Sony's PlayStation Portable ("PSP"); and personal computers including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.

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

        Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 180 million units. The latest installment, Grand Theft Auto V, released in September 2013. Grand Theft Auto V includes access to Grand Theft Auto Online which launched in October 2013. Rockstar continues to expand on our established franchises by developing sequels, offering downloadable episodes and content, and releasing titles for smartphones and tablets. Rockstar is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises.

        Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new and successful franchises in the future.

        2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization and XCOM series. 2K also publishes highly successful externally developed franchises, such as Borderlands. 2K successfully launched Borderlands 2 in September 2012 and is supporting the title with a robust add-on content campaign. In March 2013, 2K released BioShock Infinite which is being supported with add-on content. Also in August 2013, 2K released The Bureau: XCOM Declassified.

        2K publishes a range of realistic sports simulation titles, including our flagship NBA 2K series, which has been the top-ranked NBA basketball video game for 13 years running, the Major League Baseball 2K series, our Top Spin tennis series and the WWE 2K series. NBA 2K14 was our first title for the Xbox One and PS4. 2K has secured long-term licensing agreements with the National Basketball Association ("NBA"). Our licenses with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media expired in December 2013. In addition, in February 2013, 2K entered into an exclusive multi-year agreement with WWE to publish the WWE video game franchise worldwide.

        2K also develops and publishes titles for the casual and family-friendly games market. Internally developed titles include Carnival Games and Let's Cheer!. 2K also had an agreement with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer, Go, Diego, Go!, Ni Hao, Kai-lan and The Backyardigans, which expired in December 2013. Throughout the current fiscal year, 2K has released a slate of new titles designed exclusively for smartphones and tablets, including Haunted Hollow, Sid Meier's Ace Patrol for iOS, Beejumbled, Turd Birds and 2K Drive.

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

Trends and Factors Affecting our Business

        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 72.2% of the Company's net revenue for the nine months ended December 31, 2013. The timing of our Grand Theft Auto releases varies significantly, which in turn may impact our financial performance on a quarterly and annual basis.

        Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 42.6% and 51.0% of net revenue during the nine months ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and March 31, 2013, our five largest customers comprised approximately 52.1% and 57.2% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 25.6% and 30.5% of such balance at December 31, 2013 and March 31, 2013, respectively. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

        Hardware Platforms.    We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS4 and PS3, Microsoft's Xbox One and Xbox 360 and Nintendo's Wii and Wii U, which comprised approximately 92.5% of the Company's net revenue by product platform for the nine months ended December 31, 2013. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms typically decline, which may negatively affect our business during the market transition to the new consoles. Sony launched its new console system PS4 on November 15, 2013 and Microsoft launched of its new console system Xbox One on November 22, 2013. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Additionally, our development costs are generally higher for titles during platforms transition periods, and we have limited ability to predict the consumer acceptance of the new platforms, which may affect our sales and profitability. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

        Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download through the Internet (from websites we own and others owned by third-parties) to the consumers' console systems or PC. We also offer downloadable add-on content to our packaged goods titles. In addition, we are publishing an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download through the Internet. Note 11 to our Unaudited Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised approximately 13.3% of the Company's net revenue by distribution channel for the nine months ended December 31, 2013. We expect online delivery of games and game offerings to become an increasing part of our business over the long-term.

Product Releases

        We released the following key titles during the nine months ended December 31, 2013:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Sid Meier's Civilization V: Brave New World	2K	Internal	PC, Mac	July 9, 2013
The Bureau: XCOM Declassified	2K	Internal	PS3, Xbox 360, PC	August 20, 2013
Grand Theft Auto V	Rockstar Games	Internal	PS3, Xbox 360	September 17, 2013
Grand Theft Auto Online	Rockstar Games	Internal	PS3, Xbox 360	October 1, 2013
NBA 2K14	2K	Internal	PS3, Xbox 360, PC	October 1, 2013
WWE 2K14	2K	External	PS3, Xbox 360	October 29, 2013
NBA 2K14	2K	Internal	PS4	November 15, 2013

Product Pipeline

        We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Evolve	2K	External	PS4, Xbox One, PC	Fall 2014
NBA 2K15	2K	Internal	TBA	Fiscal 2015
WWE 2K15	2K	External	TBA	Fiscal 2015

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

Presentation of Unrecognized Tax Benefits

        In July 2013, new guidance was issued requiring that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2013 (April 1, 2014 for the Company), and will require prospective application. Early adoption is permitted. We are currently evaluating the impact on our Condensed Consolidated Financial Statements from the adoption of this guidance.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our condensed consolidated statements of operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.1%	52.0%	60.6%	61.4%

Gross profit	39.9%	48.0%	39.4%	38.6%

Selling and marketing	3.8%	14.6%	9.9%	22.5%
General and administrative	1.9%	7.9%	5.1%	11.7%
Research and development	1.6%	5.4%	3.6%	6.2%
Depreciation and amortization	0.1%	0.6%	0.5%	0.8%

Total operating expenses	7.4%	28.5%	19.1%	41.2%

Income (loss) from operations	32.5%	19.5%	20.3%	(2.6)%
Interest and other, net	(0.3)%	(2.0)%	(1.2)%	(2.6)%
Loss on extinguishment of debt	0.0%	0.0%	(0.4)%	0.0%
Gain on convertible note hedge and warrants, net	0.0%	0.0%	0.2%	0.0%

Income (loss) from continuing operations before income taxes	32.2%	17.5%	18.9%	(5.2)%

Provision for income taxes	1.3%	0.5%	0.7%	0.5%

Income (loss) from continuing operations	30.9%	17.0%	18.2%	(5.7)%
(Loss) income from discontinued operations, net of taxes	0.0%	0.2%	0.0%	0.0%

Net income (loss)	30.9%	17.2%	18.2%	(5.7)%

Net revenue by geographic region:
United States	43.9%	65.3%	45.6%	58.0%
International	56.1%	34.7%	54.4%	42.0%
Net revenue by platform:
Console	96.7%	79.9%	92.6%	80.5%
PC and other	3.2%	17.7%	7.1%	17.5%
Handheld	0.1%	2.4%	0.3%	2.0%
Net revenue by distribution channel:
Physical retail and other	93.3%	78.2%	86.7%	80.4%
Digital online	6.7%	21.8%	13.3%	19.6%

Three Months Ended December 31, 2013 Compared to December 31, 2012

(thousands of dollars)	2013	%	2012	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$1,863,869	100.0%	$415,773	100.0%	$1,448,096	348.3%
Internal royalties	502,169	26.9%	7,903	1.9%	494,266	6254.2%
Product costs	374,710	20.1%	99,020	23.8%	275,690	278.4%
Software development costs and royalties(1)	200,333	10.7%	77,641	18.7%	122,692	158.0%
Licenses	42,522	2.3%	31,735	7.6%	10,787	34.0%

Cost of goods sold	1,119,734	60.1%	216,299	52.0%	903,435	417.7%

Gross profit	$744,135	39.9%	$199,474	48.0%	$544,661	273.0%

(1)
Includes $27,220 and $1,790 of stock-based compensation expense in 2013 and 2012, respectively.

        For the three months ended December 31, 2013, net revenue increased $1,448.1 million as compared to the prior year. This increase is primarily due to an increase of approximately $1,446.4 million in sales from our Grand Theft Auto franchise, primarily related to sales of Grand Theft Auto V, and higher sales of $99.8 million mainly driven by the October 2013 release of WWE 2K14 and higher sales of our NBA 2K franchise. These increases were partially offset by a $93.6 million decrease in net sales from Borderlands 2 and XCOM: Enemy Unknown, which released in September 2012 and in October 2012, respectively.

        During the three months ended December 31, 2013, the Company recognized the deferred revenue and deferred cost of goods sold balances outstanding as of September 30, 2013, related to sales of Grand Theft Auto V, which was released in September 2013, as the undelivered elements were delivered during the three months ended December 31, 2013. Grand Theft Auto V includes access to Grand Theft Auto Online which launched in October 2013.

        Net revenue on consoles increased to 96.7% of our total net revenue for the three months ended December 31, 2013 as compared to 79.9% for the same period in the prior year primarily due to the current year release of Grand Theft Auto V on the Xbox 360 and PS3 console gaming systems. PC and other sales decreased to 3.2% of our total net revenue for the three months ended December 31, 2013 as compared to 17.7% for the prior year. The decrease was primarily due to the prior year PC releases of Borderlands 2 and XCOM:Enemy Unknown. Handheld sales decreased to 0.1% of our total net revenue for the three months ended December 31, 2013 as compared to 2.4% for the prior year primarily due to the increased percentage of total net revenue on console platforms.

        Net revenue from physical retail and other channels increased to 93.3% of our total net revenue for the three months ended December 31, 2013 as compared to 78.2% for the same period in the prior year primarily due to the current year release of Grand Theft Auto V on the Xbox 360 and PS3 console gaming systems. Net revenue from digital online channels for the three months ended December 31, 2013 increased by $34.4 million, or 37.9% as compared to the same period in the prior year. The increase was mainly driven by digital offerings from our Grand Theft Auto and NBA 2K franchises, partially offset by Borderlands 2.

        Gross profit as a percentage of net revenue for the three months ended December 31, 2013 was 39.9% as compared to 48.0% for the prior year. The decrease was primarily due to higher internal royalties mainly due to higher income generated from our Grand Theft Auto franchise partially offset by (i) lower product costs in the current year as a percentage of net revenues due to a greater share of net revenue in the current year being generated from a product mix with higher average selling price points and (ii) lower software development costs and royalties as a percentage of net revenue for the three months ended December 31, 2013 primarily due to the prior year release of Borderlands 2, which was externally developed.

        Net revenue earned outside of the United States accounted for 56.1% of our total net revenue for the three months ended December 31, 2013, as compared to 34.7% in the prior year. The year-over-year percentage increase was primarily due to the global release of Grand Theft Auto V, which generated higher sales outside the United States during the three months ended December 31, 2013. Foreign currency exchange rates decreased net revenue and increased gross profit by $4.7 million and $0.9 million, respectively, for the three months ended December 31, 2013 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2013	% of net revenue	2012	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$70,476	3.8%	$60,724	14.6%	$9,752	16.1%
General and administrative	34,718	1.9%	32,880	7.9%	1,838	5.6%
Research and development	29,233	1.6%	22,369	5.4%	6,864	30.7%
Depreciation and amortization	3,413	0.1%	2,509	0.6%	904	36.0%

Total operating expenses(1)	$137,840	7.4%	$118,482	28.5%	$19,358	16.3%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2013	2012
Selling and marketing	$3,414	$1,701
General and administrative	$1,736	$4,324
Research and development	$3,958	$866

        Foreign currency exchange rates decreased total operating expenses by $0.1 million for the three months ended December 31, 2013 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased $9.8 million for the three months ended December 31, 2013 as compared to the prior year primarily due to an increase of $4.7 million advertising expenses incurred in the current year for the releases of Grand Theft Auto V in September 2013 and WWE 2K14 in October 2013, partially offset by advertising expenses incurred in the prior year for the releases of Borderlands 2 in September 2012 and XCOM: Enemy Unknown in October 2012. Also contributing to the increase in selling and marketing expenses is a $3.3 million increase in personnel costs primarily due to higher stock-based compensation expense.

General and administrative

        General and administrative expenses increased $1.8 million for the three months ended December 31, 2013, as compared to the prior year primarily due to an increase of $4.8 million for higher legal fees and personnel costs, mainly due to higher severance costs related to current year restructuring activities. Partially offsetting the increase in general and administrative expenses is a decrease of $3.1 million in stock-based compensation expense for previously granted stock-based awards to ZelnickMedia.

        General and administrative expenses for the three months ended December 31, 2013 and 2012 include occupancy expense (primarily rent, utilities and office expenses) of $4.0 million and $4.0 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased $6.9 million for the three months ended December 31, 2013 as compared to the prior year primarily due to an increase in personnel costs due mainly to higher stock-based compensation related to the current year issuance of restricted stock to certain employees and lower capitalization rates at our development studios due mainly to resources being transitioned to new projects following the September 2013 release of GTA V.

Interest and other, net

        Interest and other, net was an expense of $5.9 million for the three months ended December 31, 2013, as compared to an expense of $8.1 million for the three months ended December 31, 2012. The decrease of $2.2 million was primarily due to a greater foreign currency exchange gains recorded during the three months ended December 31, 2013.

Provision for income taxes

        Income tax expense was $21.9 million for the three months ended December 31, 2013 as compared to income tax expense of $2.0 million for the three months ended December 31, 2012. The increase in income tax expense was primarily attributable to increased income earned during the three months ended December 31, 2013 partially offset by changes in valuation allowance for tax loss carryforwards anticipated to be utilized.

        Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances related to tax loss carryforwards that will be utilized against income.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income and earnings per share

        For the three months ended December 31, 2013, our net income was $578.4 million, as compared to $71.4 million in the prior year. Earnings per share for the three months ended December 31, 2013 were $5.88 for basic and $4.69 for diluted earnings as compared to earnings per share of $0.76 for basic and $0.66 for diluted earnings for the three months ended December 31, 2012. Basic and diluted weighted average shares outstanding were lower compared to the prior year period primarily due to the shares repurchased during the three months ended December 31, 2013 partially offset by the vesting of restricted stock awards over the last twelve months and the issuance of shares upon the conversion of 4.375% Convertible Notes. See Note 9 to our unaudited condensed consolidated financial statements for additional information regarding earnings per share.

Nine Months Ended December 31, 2013 Compared to December 31, 2012

(thousands of dollars)	2013	%	2012	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$2,155,360	100.0%	$914,996	100.0%	$1,240,364	135.6%
Internal royalties	510,371	23.7%	9,261	1.1%	501,110	5411.0%
Product costs	438,839	20.4%	244,593	26.7%	194,246	79.4%
Software development costs and royalties(1)	305,151	14.2%	260,180	28.4%	44,971	17.3%
Licenses	51,678	2.4%	47,483	5.2%	4,195	8.8%

Cost of goods sold	1,306,039	60.6%	561,517	61.4%	744,522	132.6%

Gross profit	$849,321	39.4%	$353,479	38.6%	$495,842	140.3%

(1)
Includes $29,176 and $8,034 of stock-based compensation expense in 2013 and 2012, respectively.

        For the nine months ended December 31, 2013, net revenue increased $1,240.4 million as compared to the prior year. This increase is primarily due to an increase of approximately $1,455.2 million in sales from our Grand Theft Auto franchise, primarily related to sales of Grand Theft Auto V and $151.6 million in higher sales from the releases of WWE 2K14 in October 2013, BioShock Infinite in March 2013 and our NBA 2K franchise. These increases were partially offset by a $297.6 million decrease in net sales from Borderlands 2 and Max Payne 3, which released in September 2012 and in May 2012, respectively.

        Net revenue on consoles increased to 92.6% of our total net revenue for the nine months ended December 31, 2013 as compared to 80.5% for the same period in the prior year primarily due to the current year release of Grand Theft Auto V on the Xbox 360 and PS3 console gaming systems. PC and other sales decreased to 7.1% of our total net revenue for the nine months ended December 31, 2013 as compared to 17.5% for the prior year. The decrease was primarily due to the prior year PC releases of Borderlands 2 and XCOM:Enemy Unknown. Handheld sales decreased to 0.3% of our total net revenue for the nine months ended December 31, 2013 as compared to 2.0% for the prior year primarily due to the increased percentage of total net revenue on console platforms.

        Net revenue from physical retail and other channels increased to 86.7% of our total net revenue for the nine months ended December 31, 2013 as compared to 80.4% for the same period in the prior year primarily due to the current year release of Grand Theft Auto V on the Xbox 360 and PS3 console gaming systems. Net revenue from digital online channels for the nine months ended December 31, 2013 increased $108.6 million, or 60.7% as compared to the same period in the prior year. The increase was mainly driven by digital offerings from our Grand Theft Auto and NBA 2K franchises as well as Bioshock Infinite.

        Gross profit as a percentage of net revenue for the nine months ended December 31, 2013 was 39.4% as compared to 38.6% for the prior year. The increase was primarily due to (i) lower product costs in the current year as a percentage of net revenue as a result of a greater share of net revenue in the current year being generated from a product mix with higher average selling price points and (ii) lower software development costs and royalties as a percentage of net revenue for the nine months ended December 31, 2013 primarily due to the prior year release of Borderlands 2, which was externally developed. The increase in gross profit percentage was partially offset by higher internal royalties as a percentage of net revenues primarily due higher income generated from our Grand Theft Auto franchise.

        Net revenue earned outside of the United States accounted for 54.4% of our total net revenue for the nine months ended December 31, 2013, as compared to 42.0% in the prior year. The year-over-year percentage increase was primarily due to the global release of Grand Theft Auto V, which generated higher sales outside the United States during the nine months ended December 31, 2013. Foreign currency exchange rates decreased net revenue and increased gross profit by $5.8 million and $1.6 million, respectively, for the nine months ended December 31, 2013 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2013	% of net revenue	2012	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$213,419	9.9%	$205,582	22.5%	$7,837	3.8%
General and administrative	110,601	5.1%	106,891	11.7%	3,710	3.5%
Research and development	76,624	3.6%	57,001	6.2%	19,623	34.4%
Depreciation and amortization	9,837	0.5%	7,828	0.8%	2,009	25.7%

Total operating expenses(1)	$410,481	19.1%	$377,302	41.2%	$33,179	8.8%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2013	2012
Selling and marketing	$8,020	$4,234
General and administrative	$13,884	$8,723
Research and development	$6,514	$1,787

        Foreign currency exchange rates decreased total operating expenses by $0.9 million for the nine months ended December 31, 2013 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased $7.8 million for the nine months ended December 31, 2013, as compared to the prior year primarily due to a $9.3 million increase in personnel costs primarily due to higher stock-based compensation expense and higher headcount. This increase was partially offset by lower advertising expenses incurred in the current year for the September 2013 release of Grand Theft Auto V as compared to advertising expenses incurred in the prior year for the release of Borderlands 2 in September 2012 and Max Payne 3 in May 2012.

General and administrative

        General and administrative expenses increased $3.7 million for the nine months ended December 31, 2013 as compared to the prior year resulting from an increase of $10.9 million in personnel costs primarily due to higher stock-based compensation expense and higher severance costs related to current year restructuring activities and $7.1 million of higher legal fees, IT-related costs, and stock-based compensation expense for previously granted stock-based awards to ZelnickMedia., partially offset by the absence of a $15.0 million contractual provision that was triggered in June 2012.

        General and administrative expenses for the nine months ended December 31, 2013 and 2012 include occupancy expense (primarily rent, utilities and office expenses) of $12.5 million and $11.8 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased $19.6 million for the nine months ended December 31, 2013 as compared to the prior year primarily due to an increase of $16.3 million in personal costs due mainly to higher stock-based compensation related to the current year issuance of restricted stock to certain employees and lower capitalization rates at our development studios due mainly to resources being transitioned to new projects following the September 2013 release of GTA V.

Interest and other, net

        Interest and other, net was an expense of $26.0 million for the nine months ended December 31, 2013, as compared to an expense of $23.6 million for the nine months ended December 31, 2012. The increase of $2.4 million in interest and other, net was primarily related to $3.3 million of higher interest expense associated with our June 2013 issuance of the 1.00% Convertible Notes partially offset by lower interest expense associated with August 29, 2013 redemption of our 4.375% Convertible Notes and $1.2 million higher foreign currency exchange gains recorded during the nine months ended December 31, 2013.

Gain on convertible note hedge and warrants, net

        Gain on convertible note hedge and warrants, net was $3.5 million for the nine months ended December 31, 2013 due to the increase in the Company's share price during the period from June 2013 to the net settlement of the hedge and warrants in August 2013. See Liquidity and Capital Resources for additional information regarding settlement and related net gain on the convertible note hedge and warrant transactions.

Loss on extinguishment of debt

        Loss on extinguishment of debt was $9.0 million for the nine months ended December 31, 2013 due to the conversion and redemption of our 4.375% Convertible Notes. See Liquidity and Capital Resources for additional information regarding loss on extinguishment of debt.

Provision for income taxes

        Income tax expense was $14.8 million for the nine months ended December 31, 2013 as compared to income tax expense of $4.9 million for the nine months ended December 31, 2012. The increase in income tax expense was primarily attributable to increased income during the nine months ended December 31, 2013, partially offset by changes in valuation allowance for tax loss carryforwards anticipated to be utilized.

        Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances related to tax loss carryforwards that will be utilized against income.

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

Net income (loss) and earnings (loss) per share

        For the nine months ended December 31, 2013, our net income was $392.4 million, as compared to a net loss of $52.0 million in the prior year. Earnings per share for the nine months ended December 31, 2013 were $4.02 for basic and $3.29 for diluted earnings as compared to a net loss per share of $0.61 for the nine months ended December 31, 2012. Basic and diluted weighted average shares outstanding increased compared to the prior year period primarily due to the impact of dilutive shares which were anti-dilutive in the prior period. See Note 9 to our unaudited condensed consolidated financial statements for additional information regarding earnings (loss) per share.

Liquidity and Capital Resources

        Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. In addition, our cash funding requirements may be impacted by U.S. tax payments resulting from U.S. taxable income in excess of available U.S. tax loss carryforwards. We expect to rely on funds provided by our operating activities, our Credit Agreement and our Convertible Notes to satisfy our working capital needs.

Credit Agreement

        In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100.0 million, which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at December 31, 2013), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.67% at December 31, 2013), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

        As of December 31, 2013, there was $98.3 million available to borrow under the Credit Agreement. At December 31, 2013, we had no outstanding borrowings under the Credit Agreement and $1.7 million of letters of credit outstanding.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of December 31, 2013, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        The 4.375% Convertible Notes were convertible at an initial conversion rate of 93.6768 shares of our common stock per $1,000 principal amount of 4.375% Convertible Notes (representing an initial conversion price of approximately $10.675 per share of common stock for a total of approximately 12,927,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders could have converted the 4.375% Convertible Notes at their option prior to the close of business on the business day immediately preceding December 1, 2013 only if certain conditions were met. Upon conversion, the 4.375% Convertible Notes could have been settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock.

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

        On June 12, 2013, we issued a notice of redemption calling all of our outstanding 4.375% Convertible Notes, in the aggregate principal amount of $138.0 million, for redemption on August 29, 2013 at a redemption price of $1,000 per $1,000 principal amount, plus accrued and unpaid interest up to, but not including, the redemption date (the period from June 12, 2013 to August 29, 2013 is the "Notice Period"). Holders who elected to convert during the Notice Period were entitled to make-whole shares in addition to such shares they would otherwise be entitled to receive upon conversion. The notice of redemption specified that we would settle any 4.375% Convertible Notes surrendered for conversion in connection with the redemption on a combination settlement basis by paying cash up to a cash amount equal to $166.0 million in the aggregate of converted notes and delivering shares of our common stock in respect of the amount, if any, by which our conversion obligation exceeded such cash amount. During the Notice Period, $138.0 million of 4.375% Convertible Notes were converted for $166.0 million in cash and 3,217,000 shares of our common stock. On August 29, 2013, we paid $7,000 in cash and we redeemed $7,000 of 4.375% Convertible Notes. During the nine months ended December 31, 2013, we recorded a loss on extinguishment, net of capitalized debt issuance costs, totaling $9.0 million related to these transactions.

        On June 12, 2013, the Company entered into Unwind Agreements with respect to the convertible note hedge transactions and Unwind Agreements with respect to the warrant transactions with each of the hedge counterparties (collectively, the "Unwind Agreements"). Pursuant to the terms of the Unwind Agreements, and in connection with the Company's issuance of a notice of redemption for all the 4.375% Convertible Notes, the Company had the right to deliver a notice to the hedge counterparties, prior to the redemption date set forth in such redemption notice, designating an early termination date for the convertible note hedge transactions and warrant transactions. The hedge counterparties owed a cash payment to the Company as a result of the early termination of the convertible note hedge transactions that was calculated based on its current fair market value. The Company owed a cash payment to the warrant holders, as applicable, as a result of the early termination of the warrant transactions that was calculated based on its current fair market value. As a result of the Unwind Agreements, the convertible note hedge transactions and warrant transactions were accounted for as derivatives whereby the fair values of these transactions were reported as a convertible note hedge receivable and as a convertible note warrant liability with an offsetting impact to additional paid-in capital. Gains and losses on the derivatives resulting from their unwinding were reported in gain on convertible note hedge and warrants, net, in our Condensed Consolidated Statements of Operations. In August 2013, the payment received from unwinding the associated convertible note hedge transactions resulted in proceeds to us of approximately $84.4 million, offset by $55.7 million we paid the warrant holders.

        During the nine months ended December 31, 2013, we recorded a gain of approximately $17.3 million resulting from the unwinding of our convertible note hedge transactions and a loss of approximately $13.8 million resulting from unwinding of the convertible note warrant liability to gain on convertible note hedge and warrants, net, in our Condensed Consolidated Statements of Operations.

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

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. As of December 31, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. As of December 31, 2013, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for approximately 42.6% and 51.0% of net revenue for the nine months ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and March 31, 2013, amounts due from our five largest customers comprised approximately 52.1% and 57.2% of our gross accounts receivable balance, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 25.6% and 30.5% of such balance at December 31, 2013 and March 31, 2013, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

        As of December 31, 2013, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $358.1 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax impact to the extent possible.

        In January 2013, our board of directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three and nine months ended December 31, 2013, the Company repurchased approximately 4,217,000 shares of our common stock in the open market for approximately $73.3 million, including commissions of approximately $0.04 million, as part of the program. As of December 31, 2013, up to approximately 3,282,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization.

        In November 2013, the Company entered into a Purchase Agreement with High River Limited Partnership, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, the "Icahn Group"), pursuant to which the Company repurchased approximately 12,021,000 shares of the Company's common stock owned by the Icahn Group, at a price per share of $16.93, resulting in an aggregate purchase price of approximately $203.5 million (the "Repurchase Transaction"). The closing of the Repurchase Transaction occurred on November 26, 2013. The Repurchase Transaction was conducted outside the Company's share repurchase program described above.

        Our changes in cash flows were as follows:

	Nine Months Ended December 31,
(thousands of dollars)	2013	2012
Net cash provided by operating activities	$730,793	$41,462
Net cash used in investing activities	(24,455)	(12,317)
Net cash used in financing activities	(133,684)	—
Effects of foreign currency exchange rates on cash and cash equivalents	(2,986)	(701)

Net increase in cash and cash equivalents	$569,668	$28,444

        At December 31, 2013 we had $972.2 million of cash and cash equivalents, compared to $402.5 million at March 31, 2013. The increase in cash and cash equivalents from March 31, 2013 was primarily a result of cash provided by operating activities. Net cash provided by operating activities was primarily due to cash generated from the September 2013 release of Grand Theft Auto V and the collection of accounts receivable balances primarily attributable to the release of Bioshock Infinite near the end of the previous fiscal year. The increase in cash was partially offset by cash used in financing and investing activities. Net cash used by financing and investing activities related to $276.8 million for the repurchase of common stock, payments of $166.0 million for the extinguishment of the 4.375% Convertible Notes, $55.7 million for the termination of our convertible note warrant transactions and the purchase of fixed assets partially offset by proceeds of $283.2 million from the issuance of $287.5 million aggregate principal amount of 1.00% Convertible Notes and $84.4 million from the termination of our convertible note hedge transactions.

Contractual Obligations and Commitments

        We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, the Company (i) in June 2013, issued $250.0 million principal amount of 1.00% Convertible Notes, (ii) in July 2013, closed its public offering of $37.5 million principal amount of the Company's 1.00% Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013 and (iii) in August 2013, our 4.375% Convertible Notes were settled. Interest on the 1.00% Convertible Notes is payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The 1.00% Convertible Notes mature on July 1, 2018, unless earlier repurchased by the Company or converted. For additional details on our Convertible Notes see Note 8 to our Unaudited Condensed Consolidated Financial Statements.

        Below is a summary of the annual commitments as of December 31, 2013 related to our 1.00% Convertible Notes (in thousands of dollars):

Fiscal year ending March 31,	Interest	Principal	Total
2014 (remaining three months)	$1,541	$—	$1,541
2015	2,875	—	2,875
2016	2,875	—	2,875
2017	2,875	—	2,875
2018	2,875	—	2,875
Thereafter	1,438	287,500	288,938

Total	$14,479	$287,500	$301,979

Off-Balance Sheet Arrangements

        As of December 31, 2013 and March 31, 2013, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Latin America, Asia and Australia. For the three months ended December 31, 2013 and 2012, approximately 56.1% and 34.7%, respectively, of our net revenue was earned outside of the United States. For the nine months ended December 31, 2013 and 2012, approximately 54.4% and 42.0%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at December 31, 2013), or (b) 2.50% to 3.00% above the LIBOR rate (approximately 2.67% at December 31, 2013), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The 1.00% Convertible Notes and 1.75% Convertible Notes pay interest semi-annually at a fixed rate of 1.00% and 1.75%, respectively, per annum and we expect that there will be no fluctuation in rates related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 8 to our Unaudited Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the nine months ended December 31, 2013, our foreign currency translation gain adjustment was approximately $6.5 million. We recognized a foreign currency exchange transaction gain for the nine months ended December 31, 2013 of $0.4 million and a foreign currency exchange transaction loss for the nine months ended 2012 of $0.7 million, respectively, in interest and other, net in our Condensed Consolidated Statements of Operations.

Cash Flow Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Condensed Consolidated Statements of Operations. During the reporting periods presented, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2013 and March 31, 2013, we had $2.8 million and $7.9 million, respectively, of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of December 31, 2013 and March 31, 2013, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2013 and March 31, 2013, we had $179.0 million and $55.4 million, respectively, of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months ended December 31, 2013 and 2012, we recorded a loss of $7.2 million and a gain of $1.0 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the nine months ended December 31, 2013 and 2012, we recorded a loss of $17.5 million and a gain of $1.3 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. As of December 31, 2013, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. As of March 31, 2013, the fair value of these outstanding forward contracts was immaterial and is included in accrued expenses and other current liabilities. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the nine months ended December 31, 2013, 54.4% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 5.4%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 5.4%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to implement a new enterprise resource planning (ERP) system during the next fiscal year, and we may encounter technical or operational difficulties during the transition that could disrupt our operations.

        We expect to implement a new enterprise resource planning (ERP) system during the next fiscal year, and we may encounter technical and operating difficulties during the transition to that new system. We may experience problems in implementing the new system as our employees learn the new system, transfer data from our existing system to the new system and operate with the new system. The transition may not be completed promptly or at all, or could require us to revert to the currently existing system. Any difficulties that we encounter in implementing the new system may disrupt our ability to deal effectively with our employees, vendors, customers and other companies with which we have commercial relationships and also may prevent us from effectively closing a quarterly period and reporting our financial results in a timely manner. If we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with the listing requirements of the Nasdaq Global Market.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        Share Repurchase Program—In January 2013, our board of directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three and nine months ended December 31, 2013, the Company repurchased approximately 4,217,000 shares of our common stock in the open market for approximately $73.3 million, including commissions of approximately $0.04 million, as part of the program. As of December 31, 2013, approximately 3,282,000 shares of our common stock remain available for repurchases under the Company's share repurchase authorization.

        Repurchase from Icahn Group—In November 2013, the Company entered into a Purchase Agreement with High River Limited Partnership, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (collectively, the "Icahn Group"), pursuant to which the Company repurchased approximately 12,021,000 shares of the Company's common stock owned by the Icahn Group, at a price per share of $16.93, resulting in an aggregate purchase price of approximately $203.5 million (the "Repurchase Transaction"). The closing of the Repurchase Transaction occurred on November 26, 2013. The Repurchase Transaction was conducted outside the Company's share repurchase program described above.

        Summary Table—The table below details the share repurchases that were made under the Company's share repurchase program during the three months ended December 31, 2013, and also includes other shares purchased which represents the Repurchase Transaction with the Icahn Group described above.

	Total shares purchased		Other shares purchased		Shares repurchased under repurchase program
Period	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share	Maximum number of shares that may yet be purchased under the repurchase program
October 1 - 31, 2013	—	$—	—	$—	—	$—	7,500,000
November 1 - 30, 2013	16,238,427	$17.05	12,020,744	$16.93	4,217,683	$17.39	3,282,317
December 1 - 31, 2013	—	$—	—	$—	—	$—	3,282,317

Item 6.    Exhibits

Exhibits:
10.1	Xbox One Publisher License Agreement dated October 31, 2013, between Microsoft Licensing, GP and the Company*
10.2	Amendment to the Xbox 360 Publisher License Agreement, dated November 13, 2013, between the Company and Microsoft Licensing, GP.*
10.3

Amendment to Non-Qualified Stock Option Agreement with ZelnickMedia Corporation, dated as of November 18, 2013 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2013).

10.4

Purchase Agreement, dated November 26, 2013, by and among the Company and the Icahn Group (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013).

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

Exhibits:
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

*
Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2013 and March 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: February 3, 2014	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick
Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 3, 2014	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein
Chief Financial Officer (Principal Financial Officer)