Form 10-K
period 2014-03-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2014-05-14
CIK 946581

Use these links to rapidly review the document

TAKE-TWO INTERACTIVE SOFTWARE, INC. FISCAL YEAR ENDED MARCH 31, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $1,690,851,000.

As of May 7, 2014, there were 98,970,156 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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

 PART I

Item 1.    Business

General

We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products through our two wholly-owned labels Rockstar Games and 2K. Our products are currently designed for console gaming systems such as Sony's PlayStation®3 ("PS3") and PlayStation®4 ("PS4"), Microsoft's Xbox 360® ("Xbox 360") and Xbox One® ("Xbox One") and Nintendo's Wii™ ("Wii") and Wii U ("Wii U"); handheld gaming systems such as Nintendo's DS ("DS") and Sony's PlayStation Portable ("PSP"); and personal computers, including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.

As a result of the widening popularity of interactive entertainment, the video game market is expected to continue to grow in coming years. Growth is expected to be driven by continuing increases in the installed base of traditional consoles, along with the growing popularity of games played on emerging platforms such as tablets and smartphones, and online including through social networks. According to the "Global Video Game Market" published by International Development Group ("IDG") in April 2014, the installed base of console systems and handhelds devices grew to 579.1 million units as of December 2013, an increase of 38.7 million units or 7% from December 2012, and forecasts that the number will increase to an estimated 723.2 million units in calendar 2018. Further, according to IDG, global sales of console, handheld, PC software and digital gaming segments, inclusive of mobile gaming platforms and online, surpassed $66.4 billion in calendar 2013 and forecasts that their annual sales will increase to an estimated $84.1 billion in calendar 2018.

The demographics of the interactive entertainment industry audience have broadened significantly in recent years, with video games becoming an increasingly popular form of mainstream entertainment. According to the "2014 Essential Facts about the Computer and Video Game Industry" published by

Entertainment Software Association ("ESA"), 51% of U.S. households own at least one dedicated game console. The average game player is 31 years old and has been actively playing for 14 years.

Our core strategy is to capitalize on the popularity of video games by developing and publishing high-quality interactive entertainment experiences across a range of genres. We focus on building compelling franchises by publishing a select number of titles for which we can create sequels and incremental revenue opportunities through add-on content, microtransactions and online play. We support the success of our products in the marketplace through innovative marketing programs and global distribution on all platforms and through all channels that are relevant to our target audience.

We were incorporated under the laws of the State of Delaware in 1993 and are headquartered in New York, New York with approximately 2,530 employees globally. Our telephone number is (646) 536-2842 and our website address is www.take2games.com. We make all of our filings with the Securities and Exchange Commission ("SEC") available free of charge on our website under the caption "Corporate—SEC Filings." Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

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

Strategy

Overview.    We endeavor to be the most creative, innovative and efficient company in our industry. Our core strategy is to capitalize on the popularity of video games by developing and publishing high-quality interactive entertainment experiences across a range of genres. We focus on building compelling franchises by publishing a select number of titles for which we can create sequels and incremental revenue opportunities through add-on content, microtransactions and online play. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres, including action, adventure, family/casual, racing, role-playing, shooter, sports and strategy, which we distribute worldwide. We believe that our commitment to creativity and innovation is a distinguishing strength, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands to match the broad consumer demographics we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on all platforms and through all channels that are relevant to our target audience.

Support Label Structure to Target Distinct Market Segments.    Our business consists of our wholly-owned labels Rockstar Games and 2K. Rockstar Games is the developer and publisher of the interactive entertainment industry's most iconic and critically acclaimed brand, Grand Theft Auto, as well as other successful franchises, including L.A. Noire, Max Payne, Midnight Club, and Red Dead. We expect Rockstar Games to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing franchises as well as developing new brands. 2K publishes high-quality, owned and licensed titles across a range of genres including shooter, action, role-playing, strategy, sports and family/casual. 2K is the publisher of a number of critically acclaimed, multi-million unit selling franchises including BioShock, Borderlands, Carnival Games, Mafia, NBA 2K, Sid Meier's Civilization, WWE 2K and XCOM. We expect 2K to continue to be a leader by building on its existing brands, as well as developing new franchises in the future. We also have expansion initiatives in the Asia markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and South Korea.

Focus on Core Strength of Producing Select, High Quality Titles.    We focus on publishing a select number of high-quality titles based on internally- owned and developed intellectual property, which typically provide higher margins than licensed products. We currently own the intellectual property rights of 20 proprietary brands. In addition, we will selectively develop titles based on licensed properties, including sports, and also publish externally developed titles.

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

Leverage Emerging Technologies, Platforms and Distribution Channels, Including Digitally Delivered Content.    Interactive entertainment played on mobile platforms, including tablets and smartphones, and online platforms, including social networks, represent exciting opportunities to enhance our growth and profitability. In addition, the interactive entertainment software industry is delivering a growing amount of content for traditional platforms through digital download on the Internet. We provide a variety of online delivered products and offerings. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download on the Internet (from third-party websites). We aim to drive recurrent consumer spending, by generating incremental revenues from our titles through downloadable offerings, including add-on content, microtransactions and online play. In addition, we are publishing an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download through the Internet. We will continue to invest in emerging opportunities in mobile and online gameplay, particularly for our wholly-owned franchises, as well as downloadable content and microtransactions, where gamers can pay to download additional content to enhance their game playing experience.

Expand International Business.    The global market for interactive entertainment continues to grow and we seek to increase our presence internationally, particularly in Asia, Eastern Europe and Latin America. We have expansion initiatives in the Asian markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and South Korea. We are a direct publisher in Japan and South Korea. Historically, we distributed our products in Asia through license agreements with local publishers in Japan and South Korea, and distribution agreements with local distributors of finished goods elsewhere in Asia. While we retain title to all intellectual property, under license agreements local publishers are responsible for localization of software content, distribution and marketing of the products in their respective local markets. We intend to continue to build upon our licensing relationships and also expand finished goods distribution strategies to grow our international business.

Our Businesses

Our revenue is primarily derived from the sale of internally developed software titles and software titles developed by third-parties for our benefit. Operating margins are dependent in part upon our ability to continually release new, commercially successful products and to manage software product development costs. We have internal development studios located in Australia, Canada, China, Czech Republic, the United Kingdom and the United States. As of March 31, 2014, we had a research and development staff of approximately 1,860 employees with the technical capabilities to develop software titles for all major current and prior generation consoles, handheld hardware platforms and PCs in multiple languages and territories.

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

We continue to explore evolving business models such as downloadable content, online gaming and microtransactions. We expect growth and incremental revenue opportunities through add-on content, microtransactions and online play. We also have expansion initiatives in the Asia markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and South Korea.

Rockstar Games.    Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. Rockstar continues to expand on our established franchises by developing sequels, offering downloadable episodes and content, and releasing titles for smartphones and tablets. Rockstar is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 185 million units. The latest installment, Grand Theft Auto V, was released in September 2013. Grand Theft Auto V includes access to Grand Theft Auto Online which launched in October 2013.

2K.    Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new and successful franchises in the future.

2K's internally owned and developed shooter, action, role-playing and strategy franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization and XCOM series.

2K also publishes highly successful externally developed franchises, such as Borderlands. 2K successfully launched Borderlands 2 in September 2012 and continued to support the title throughout fiscal year 2014 with robust add-on content offerings. In March 2013, 2K released the critically acclaimed BioShock Infinite, which was also supported with add-on content during fiscal year 2014. In August 2013, 2K released The Bureau: XCOM Declassified.

2K publishes a range of realistic sports simulation titles, including our flagship NBA 2K series, which has been the top-ranked NBA basketball video game for 13 years running and the WWE 2K series. We develop most of our sports simulation software titles through our internal development studios. 2K has secured long-term licensing agreements with the National Basketball Association ("NBA"). In addition, in February 2013, 2K entered into an exclusive multi-year agreement with WWE to publish the WWE video game franchise worldwide. Our licenses with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media expired in December 2013.

2K also develops and publishes titles for the casual and family-friendly games market. Internally developed titles include Carnival Games and Let's Cheer!. 2K also had an agreement with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer, Go, Diego, Go!, Ni Hao, Kai-lan and The Backyardigans, which expired in December 2013. Throughout fiscal year 2014, 2K released a slate of new titles designed exclusively for smartphones and tablets, including Haunted Hollow, Sid Meier's Ace Patrol for iOS, Beejumbled, Turd Birds, 2K Drive and Sensei Wars.

We also have expansion initiatives in the Asia markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia. In October 2012, NBA 2K Online, our free-to-play NBA simulation game co-developed by 2K and Tencent, launched commercially on the Tencent Games portal in China. In May 2013, Pro Baseball 2K, our online baseball simulation game co-developed by 2K and Nexon Corporation, launched commercially in South Korea. In addition, South Korean-based studio XLGAMES is presently developing Civilization Online, a new online game for the Asian market.

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

Intellectual Property

Our business is highly dependent on the creation, acquisition, licensing and protection of intellectual property. Some of the intellectual property rights we have created or acquired for our internally-owned portfolio of brands are: BioShock, Bully, Carnival Games, Evolve, Grand Theft Auto, L.A. Noire, Mafia, Manhunt, Max Payne, Midnight Club, Red Dead, Rockstar Games Presents Table Tennis, Sid Meier's Civilization, Sid Meier's Pirates!, Spec Ops, Top Spin and XCOM. We believe that content ownership facilitates our internal product development efforts and maximizes profit potential. We attempt to protect our software and production techniques under copyright, patent, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution.

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

Sales

We sell software titles both physically and digitally in the United States, Europe, Canada, Latin America and Asia Pacific through direct relationships with large retail customers and third-party distributors. Our customers in the United States include, among others, Wal-Mart, GameStop, Steam, Best Buy and Amazon. Our international customers include, among others, Game, GameStop, Media Markt, Tesco, and Nordic Game Supply. We have sales operations in Australia, Canada, France, Germany, Japan, South Korea, the Netherlands, New Zealand, Singapore, Spain, Switzerland, Taiwan, the United Kingdom and the United States.

We are dependent on a limited number of customers that account for a significant portion of our sales. Sales to our five largest customers during the fiscal year ended March 31, 2014 accounted for approximately 39.4% of our net revenue, with GameStop accounting for 18.4%. No other customer accounted for more than 10.0% of our net revenue during the fiscal year ended March 31, 2014.

We also digitally distribute our titles, add-on content and microtransactions direct to consoles and PCs, including smartphones and tablets. We view digital distribution as an important growth opportunity for our industry and Company; however, we continue to expect that packaged goods and traditional retailers will be the primary channel for the sale of our products for the foreseeable future.

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

  •
  Stimulating continued sales by reducing the wholesale prices of our products to retailers at various times during the life of a product. Price concessions may occur at any time in a product's life cycle, but typically occur three to nine months after a product's initial launch. In certain international markets, we also provide volume rebates to stimulate continued product sales. Sales returns, price protection and other allowances amounted to $138.1 million, $109.1 million and $119.5 million during the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

  •
  Employing various other marketing methods designed to promote consumer awareness, including social media, in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, attendance at trade shows as well as product sampling through demonstration software distributed through the Internet or the digital online services.

In addition to our media, retail and public relations campaigns, an important part of our marketing strategy leverages evolving business models, such as downloadable add-on content and online play for our front line titles. Add-on content and online play generate incremental revenues and also helps to prolong consumer engagement with our titles, which extends the life of each new release and enhances the value of our franchises. As of March 31, 2014, we had a sales and marketing staff of approximately 320 people.

Product Procurement

We procure products from suppliers principally using standard purchase orders based on our assessment of market demand. We carry inventory quantities that we believe are necessary to provide rapid response to retailer orders. We utilize electronic data interchange with many of our customers to enhance the efficiency of placing and shipping orders and receiving payments.

Competition

In our business, we compete with:

  •
  Companies that range in size and cost structure from very small with limited resources to very large companies with greater financial, marketing and technical personnel and other resources than ours, including Activision Blizzard, Electronic Arts, and international companies, such as Capcom, SEGA, Square Enix, and Ubisoft.

  •
  Sony, Microsoft and Nintendo for the sale of interactive entertainment software. Each of these competitors is a large developer and marketer of software for their own platforms, and has the financial resources to withstand significant price competition and to implement extensive advertising campaigns.

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

Trends and Factors Affecting our Business

Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 68.9% of the Company's net revenue for the fiscal year ended March 31, 2014. The timing of our Grand Theft Auto releases varies significantly, which in turn may affect our financial performance on a quarterly and annual basis.

Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 39.4%, 52.5% and 43.9% of net revenue during the fiscal years ended March 31, 2014, 2013 and 2012, respectively. As of March 31, 2014 and 2013, five customers comprised approximately 68.3% and 57.2% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 59.8% and 30.5% of such balance at March 31, 2014 and 2013, respectively. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

Hardware Platforms.    We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS3 and PS4, Microsoft's Xbox 360 and Xbox One, and Nintendo's Wii, which comprised approximately 91.4% of the Company's net revenue by product platform for the fiscal year ended March 31, 2014. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. Additionally, our development costs are generally higher for titles during platform transition periods, and we have limited ability to predict the consumer acceptance of the new platforms, which may affect our sales and profitability. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download through the Internet (from websites we own and others owned by third-parties). We aim to drive recurrent consumer spending by generating incremental revenues from our titles through downloadable offerings, including add-on content, microtransactions and online play. In addition, we are publishing an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download through the Internet. Note 14 to our Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised approximately 15.8% of the Company's net revenue by distribution channel for the fiscal year ended March 31, 2014. We expect online delivery of games and game offerings to become an increasing part of our business over the long-term.

International Operations

International sales are a significant part of our business. For the fiscal years ended March 31, 2014, 2013 and 2012, approximately 53.5%, 41.5% and 45.6%, respectively, of our net revenue was earned outside the United States. We have also expanded our Asian operations in an effort to increase our geographical scope and diversify our revenue base. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results. See Notes 1 and 14 to the Consolidated Financial Statements.

Segment and Geographic Information

See Note 14 to the Consolidated Financial Statements.

Employees

As of March 31, 2014, we had approximately 2,530 full-time employees, of which approximately 1,190 were employed outside of the United States. None of our employees is subject to collective bargaining agreements. We consider our relations with employees to be satisfactory.

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

Grand Theft Auto and certain of our other titles are "hit" products and have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 68.9% of the Company's net revenue for the fiscal year ended March 31, 2014 and the ten best-selling franchises (including Grand Theft Auto) that significantly contributed to the Company's net revenue for the fiscal year ended March 31, 2014 in the aggregate accounted for approximately 98.3% of the Company's net revenue. If we fail to continue to develop and sell new commercially successful "hit" titles or sequels to such "hit" titles or experience any delays in product releases or disruptions following the commercial release of our "hit" titles or their sequels, our revenue and profits may decrease substantially and we may incur losses. In addition, competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value, or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline. In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. Widespread consumer adoption of these new platforms for games and other technological advances in online or mobile game offerings could negatively affect our sales of console and traditional PC products before we have an opportunity to develop profitable businesses in such markets.

We are subject to product development risks which could result in delays and additional costs, and we must adapt to changes in software technologies.

We depend on our internal development studios and third-party software developers to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles generally ranges from 12 to more than 24 months, and our top-selling titles could take more than 3 years to develop. Therefore our development costs can be substantial. If we or our third party developers experience unanticipated development delays, financial difficulties or additional costs, we may not be able to release titles according to our schedule and at budgeted costs. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products.

Additionally, in order to stay competitive, our internal development studios must anticipate and adapt to rapid technological changes affecting software development. Any inability to respond to technological advances and implement new technologies could render our products obsolete or less marketable.

The inability of our products to achieve significant market acceptance, delays in product releases or disruptions following the commercial release of our products may have a material adverse effect on our business, financial condition and operating results.

New products may not achieve significant market acceptance, generate sufficient sales or be introduced in a timely manner to permit us to recover development, manufacturing and marketing costs associated with these products. The life cycle of a title generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because revenue associated with an initial product launch generally constitutes a high percentage of the total revenue associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our business, financial condition and operating results and cause our operating results to be materially different from our expectations.

Our business is subject to our ability to develop commercially successful products for the current generation video game platforms and our ability to transition our business model and strategy to the next generation platforms.

We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS3 and PS4, Microsoft's Xbox 360 and Xbox One, and Nintendo's Wii, which comprised approximately 91.4% of the Company's net revenue by product platform for the fiscal year ended March 31, 2014. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

Video game hardware platforms have historically had a life cycle of four to six years and are experiencing a transition to new console platforms. During any such transitional period, our success will depend on our ability to develop our products and services for these next-generation consoles. This transition may require significant costs and management resources. There can be no assurance that we will be able to successfully transition our business model and strategy to these new platforms. Further, the hardware manufacturers are not required to enter into agreements with us with respect to new consoles and these manufacturers may choose to impose more restrictive terms or adopt very different business models and fee structures. In addition, the demand for next-generation consoles may not grow as rapidly as the decline of the previous generation consoles. As a result, the transition to new platforms could have a material adverse effect on our business, financial condition and operating results.

Connectivity issues related to digital delivery platforms could affect our ability to sell and provide online services for our products and could affect our profitability.

We rely upon third-party digital delivery platforms, such as Steam, Microsoft's Xbox Live and Sony Entertainment Network, to provide connectivity from the consumer to our digital products and our online services. Connectivity issues could prevent customers from accessing this content and our ability to successfully market and sell our products could be adversely affected. In addition, we could experience similar issues related to services we host on our internal servers. Such issues also could affect our ability to provide online services and could have a material adverse effect on our business, financial condition and operating results.

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

The interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, this could result in government imposed fines or orders requiring that we change our data practices, which could have an adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business, financial condition and operating results.

In addition, certain of our products are online-enabled. The ability of our products to offer online functionality, and our ability to offer content through a video game platform's digital distribution channel, is dependent upon the continued operation and security of such platform's online network. These third- party networks, as well as our own internal systems and websites, and the security measures related thereto may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, we may lose business, suffer irreparable damage to our reputation, and/or incur significant costs and expenses relating to the investigation and possible litigation of claims relating to such event.

Security breaches involving the source code for our products could adversely affect our business.

We securely store the source code for our interactive entertainment software products as it is created. A breach, whether physical, electronic or otherwise, of the systems on which such source code and other sensitive data are stored could lead to damage or piracy of our software. If we are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures which could materially and adversely affect our business, financial condition and operating results. Any theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand, and future sales of our products. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.

Our efforts to expand into new products and services may subject us to additional risks.

In recent years, we have invested in emerging opportunities in interactive entertainment played on mobile platforms, including tablets and smartphones, and online platforms, including social networks. We have also grown our product offerings that are available through digital download. We are actively investing to capitalize on these trends in order to diversify our product mix, reduce our operating risks, and increase our revenue. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. There is no assurance that we will be able to attract a sufficiently large number of customers or recover costs incurred for developing and marketing these new products or services. External factors, such as competitive alternatives and shifting market preferences, may also impact the successful implementation of any new products or services. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, financial condition and operating results.

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

Declines in consumer spending and other adverse changes in the economy could have a material adverse effect on our business, financial condition and operating results.

Most of our products involve discretionary spending on the part of consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles as consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. Adverse economic conditions such as a prolonged U.S. or international general economic downturn, including periods of increased inflation, unemployment levels, tax rates, interest rates, energy prices or declining consumer confidence could also reduce consumer spending. Reduced consumer spending has and may continue to result in reduced demand for our products and may also require increased selling and promotional expenses, which has had and may continue to have an adverse effect on our business, financial condition and operating results. In addition, during periods of relative economic weakness, our consolidated credit risk, reflecting our counterparty dealings with distributors, customers, capital providers and others may increase, perhaps materially so. Furthermore, uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse effect on our business, financial condition and operating results. If economic conditions worsen, our business, financial condition and operating results could be adversely affected.

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

Historically, we recorded a valuation allowance against most of our U.S. deferred tax assets. We expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggest that these benefits are more likely than not to be realized. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income or loss could be materially affected.

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

We have experienced and may continue to experience wide fluctuations in quarterly operating results. The release of a "hit" title typically leads to a high level of sales during the first few months after introduction followed by a rapid decline in sales. In addition, the interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter, due primarily to increased demand for games during the holiday season. Demand for and sales of our sports titles are also seasonal in that they are typically released just prior to the start of the sport season which they depict. If a key event or sports season to which our product release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately. Our failure or inability to produce "hit" titles or introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business, financial condition and operating results. The uncertainties associated with software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations.

Returns of our published titles by our customers and price concessions granted to our customers may adversely affect our operating results.

We are exposed to the risk of product returns and price concessions with respect to our customers. Our distribution arrangements with customers generally do not give them the right to return titles to us or to cancel firm orders. However, we sometimes accept product returns from our distribution customers for stock balancing and negotiate accommodations for customers, which include credits and returns, when demand for specific products falls below expectations. We accept returns and grant price concessions in connection with our publishing arrangements and revenue is recognized after deducting estimated reserves for returns and price concessions. While we believe that we can reliably estimate future returns and price concessions, if return rates and price concessions for our products exceed our reserves, our revenue could decline, which could have a material adverse effect on our business, financial condition and operating results.

Increased sales of used video game products could lower our sales.

Certain of our larger customers sell used video games, which are generally priced lower than new video games. If our customers increase their sales of used video games, it could negatively affect our sales of new video games and have an adverse influence on our business, financial condition and operating results.

A limited number of customers account for a significant portion of our sales. The loss of a principal customer or other significant business relationship could seriously hurt our business.

A substantial portion of our product sales are made to a limited number of customers. Sales to our five largest customers during the fiscal year ended March 31, 2014 accounted for approximately 39.4% of our net revenue, with GameStop accounting for 18.4%. Our sales are made primarily pursuant to purchase orders without long-term agreements or other commitments, and our customers may terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over) could materially adversely affect our business, financial condition and operating results.

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

If our marketing and advertising efforts fail to resonate with our customers, our business, financial condition and operating results could be adversely affected.

Our products are marketed worldwide through a diverse spectrum of advertising and promotional programs such as television and online advertising, print advertising, retail merchandising, website development and event sponsorship. Our ability to sell our products and services is dependent in part on the success of these programs. If the marketing for our products and services fails to resonate with our customers, particularly during the holiday season or other key selling periods, or if advertising rates or other media placement costs increase, these factors could have a material adverse influence on our business, financial condition and operating results.

The interactive entertainment software industry is highly competitive.

We compete for both licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. We also compete with domestic game publishers, such as Activision Blizzard and Electronic Arts and international publishers, such as Capcom, SEGA, Square Enix and Ubisoft. As our business is dependent upon our ability to develop hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel and other resources than we do and are able to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties. Our titles also compete with other forms of entertainment, such as social media and casual games, in addition to motion pictures, television and audio and video products featuring similar themes, online computer programs and other entertainment, which may be less expensive or provide other advantages to consumers.

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

Our business is partly dependent on our ability to enter into successful software development arrangements with third-parties.

Our success depends on our ability to continually identify and develop new titles on a timely basis. We rely on third-party software developers for the development of some of our titles. Quality third-party developers are continually in high demand. Software developers who have developed titles for us in the past may not be available to develop software for us in the future. Due to the limited number of third-party software developers and the limited control that we exercise over them, these developers may not be able to complete titles for us on a timely basis or within acceptable quality standards, if at all. We have entered into agreements with third-parties to acquire the rights to publish and distribute interactive entertainment software as well as to use licensed intellectual properties in our titles. These agreements typically require us to make development payments, pay royalties and satisfy other conditions. Our development payments may not be sufficient to permit developers to develop new software successfully, which could result in material delays and significantly increase our costs to bring particular products to market. Software development costs, promotion and marketing expenses and royalties payable to software developers and third-party licensors have increased significantly in recent years and reduce potential profits derived from sales of our software. Future sales of our titles may not be sufficient to recover development payments and advances to software developers and licensors, and we may not have adequate financial and other resources to satisfy our contractual commitments to such developers. If we fail to satisfy our obligations under agreements with third- party developers and licensors, the agreements may be terminated or modified in ways that are burdensome to us, and have a material adverse effect on our business, financial condition and operating results.

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

We rely on a limited number of channel partners who influence the fee structures for online distribution of our games on their platforms.

We rely on a limited number of channel partners, including Sony (Play Station), Microsoft (Xbox), Apple, Android and Steam. Certain platform licensors have retained the right to change the fee structures for online distribution of both paid content and free content (including patches and corrections) on their platforms. Each channel partner's ability to set or influence royalty rates may increase costs, which could negatively affect our operating margins. We may be unable to distribute our content in a cost-effective or profitable manner through this distribution channel, which could adversely affect our business, financial condition and operating results.

Outside of fee arrangements, our agreements with our channel partners typically give them significant control over other aspects of the distribution of our products and services that we develop for their platform. If our channel partners establish terms that restrict our offerings through their channels, or significantly impact the financial terms on which these products or services are offered to our customers, we may be unable to distribute our product offerings or be forced to do so on a materially worse financial or business terms.

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

The potential increasing importance of digital sales to our business exposes us to the risks of that business model, including greater competition.

The proportion of our revenues derived from digital content delivery, as compared to traditional retail sales, may continue to increase. The increased importance of digital content delivery in our industry increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game is significantly less than that needed to produce and publish one that is purchased through retail distribution and is played on a game console. This will also require us to dedicate capital to developing and implementing alternative marketing strategies, which we may not do successfully. If either occurs, we may be unable to effectively market and distribute our products, which could materially adversely affect our business, financial condition and operating results. In addition, a continuing shift to digital delivery could result in a deprioritization of our products by traditional retailers.

We depend on servers and Internet bandwidth to operate our games and digital services with online features. If we were to lose server capacity or lack sufficient Internet bandwidth for any reason, our business could suffer.

We rely on data servers, including those owned or controlled by third parties, to enable our customers to download our games and other downloadable content, and to operate our online games and other products with online functionality. Events such as limited hardware failure, any broad-based catastrophic server malfunction, a significant intrusion by hackers that circumvents security measures, or a failure of disaster recovery services would likely interrupt the functionality of our games with online services and could result in a loss of sales for games and related services. An extended interruption of service could materially adversely affect our business, financial condition and operating results.

We expect a significant portion of our games to be on-line enabled in the future, and therefore we must project our future server needs and make advance purchases of servers or server capacity to accommodate expected business demands. If we underestimate the amount of server capacity our business requires or if our business were to grow more quickly than expected, our consumers may experience service problems, such as slow or interrupted gaming access. Insufficient server capacity may result in decreased sales, a loss of our consumer base and adverse consequences to our reputation. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs.

Because of the potential importance of our online business to our revenues and results of operations, our ability to access adequate Internet bandwidth and online computational resources to support our business is critical. If the price of either such resource increases, we may not be able to increase our prices or subscriber levels to compensate for such costs, which could materially adversely affect our business, financial condition and operating results.

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

Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. For the fiscal year ended March 31, 2014, approximately 53.5% of our net revenue was earned outside the United States. We have also expanded our Asian operations in an effort to increase our geographical scope and diversify our revenue base. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant influence on our operating results. Many of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.

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

Our Credit Agreement (as defined herein) and the indentures governing our Convertible Notes (as defined herein) may limit our ability to take various actions, including incurring additional debt, paying dividends, repurchasing shares and acquiring or disposing of assets or businesses. In addition, we have granted a security interest in connection with certain compensatory arrangements which limits our ability to incur senior debt in excess of certain amounts. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our Credit Agreement and the indentures also require us to satisfy specified financial and non-financial covenants. A breach of any of the covenants contained in our Credit Agreement could result in an event of default under the agreement and under the indentures governing our Convertible Notes and would allow our lenders and noteholders to pursue various remedies, including accelerating the repayment of any outstanding indebtedness.

Our business and products are subject to potential legislation. The adoption of such proposed legislation could limit the retail market for our products.

Several proposals have been made for federal legislation to regulate our industry. Such proposals seek to prohibit the sale of products containing certain content included in some of our games. If any such proposals are enacted into law, it may limit the potential market for some of our games in the United States, and adversely affect our business, financial condition and operating results. Other countries, such as Germany, have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current United States laws. In the United States, proposals have also been made by numerous state legislators to regulate and prohibit the sale of interactive entertainment software products containing certain types of violent or sexual content to under 17 or 18 audiences, such as the State of California's "ultraviolent video games law" that sought to ban the sale or rental of violent video games to minors. While such legislation to date has been enjoined by industry and retail groups or been found unconstitutional, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for some of our games.

We may need additional capital if we incur losses.

If we incur losses in the future, we may be required to raise additional capital in order to fund our operations. We could seek to raise capital in a number of ways, including through the issuance of debt or equity, or through other financing arrangements. In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement (as defined herein), which requires us to make periodic interest or other debt service payments. In addition, we issued 1.75% Convertible Notes due 2016 in November 2011 and 1.00% Convertible Notes due 2018 in June 2013 (the "1.75% Convertible Notes" and together with the 1.00% Convertible Notes, the "Convertible Notes"), which require us to make periodic interest payments to the holders of the Convertible Notes. If we borrow additional funds, further debt service payments would probably be necessary. In addition, the terms of additional debt may impose significant restrictions on our ability to operate our business. If we seek financing through the sale of equity or equity-based securities (such as our Convertible Notes), our current stockholders will suffer dilution in their percentage ownership of common stock. We cannot be certain as to our ability to raise additional capital in the future or under what terms capital would be available. If we need to raise capital and are not successful in doing so, we will have to consider other options that may include, but are not limited to, a reduction in our expenditures for internal and external new product development, reductions in overhead expenses, and sales of intellectual property and other assets. These actions, should they become necessary, will likely result in a reduction in the size of our operations and could materially affect the prospects of our business.

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

Risks relating to our common stock

For purposes of this section "Risks relating to our common stock," references to "the Company," "we," "our," and "us" refer only to Take-Two Interactive Software, Inc. and not to its subsidiaries.

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

There is no guarantee that we will do additional share repurchases in the future.

The share repurchase program authorized by the Board of Directors, which authorized the repurchase of up to 7,500,000 shares of our common stock and had 3,283,000 shares available for repurchase as of March 31, 2014, does not obligate the Company to make any purchases at any specific time or situation. Discontinuing repurchases could adversely affect the price of the Company's common stock. The program may be suspended or discontinued at any time for any reason.

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

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our Board of Directors has the power, without stockholder approval, to adopt a stockholder rights plan and/or to designate the terms of one or more series of preferred stock and issue shares of preferred stock. In addition, we may under certain circumstances involving a change of control, be obligated to repurchase all or a portion of our Convertible Notes and any potential acquirer would be required to assume our obligations related to any outstanding Convertible Notes. We or any possible acquirer may not have available financial resources necessary to repurchase those notes. The ability of our Board of Directors to create and issue a new series of preferred stock and certain provisions of Delaware law, our certificate of incorporation and bylaws and the indenture governing our notes could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock and the value of any outstanding notes.

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

We are implementing a new enterprise resource planning (ERP) system, and we may encounter technical or operational difficulties during the transition that could disrupt our operations.

We are implementing a new enterprise resource planning (ERP) system, and we may encounter technical and operating difficulties during the transition to that new system. We may experience problems in implementing the new system as our employees learn the new system, transfer data from our existing system to the new system and operate with the new system. The transition may not be completed promptly or at all, or could require us to revert to the currently existing system. Any difficulties that we encounter in implementing the new system may disrupt our ability to deal effectively with our employees, vendors, customers and other companies with which we have commercial relationships and also may prevent us from effectively closing a quarterly period and reporting our financial results in a timely manner. If we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with the listing requirements of the Nasdaq Global Market.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal executive offices are located at 622 Broadway, New York, New York in approximately 64,000 square feet of space under a lease expiring in March 2023.

Take-Two Interactive Software Europe Ltd, our wholly-owned subsidiary, leases 12,500 square feet of office space in Windsor, United Kingdom, which expires in December 2021. Rockstar North, our wholly-owned subsidiary, leases 42,000 square feet of office space in Edinburgh, Scotland. That lease expires in 2015.

2K corporate offices and two development studios occupy approximately 84,000 square feet of leased office space in Novato, California. The lease expires in 2019.

In addition, our other subsidiaries lease office space in Sydney and Canberra, Australia; Toronto, Canada; Chengdu, Hanghzhou and Shanghai, China; Brno, Czech Republic; Paris, France; Munich, Germany; Tokyo, Japan; Seoul, South Korea; Breda, Netherlands; Auckland, New Zealand; Singapore; Madrid, Spain; Taipei, Taiwan; London, Lincoln, and Leeds, United Kingdom and, in the United States, San Diego, and Northridge, California; Sparks, Maryland; Andover and Quincy, Massachusetts; Las Vegas, Nevada; Glen Cove, New York; Cincinnati, Ohio; Kirkland, Washington.

For information regarding our lease commitments, see Note 11 of the Notes to Consolidated Financial Statements, included in Item 15 in this report.

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

	High	Low
Fiscal Year Ended March 31, 2014
First Quarter ended June 30, 2013	$17.54	$14.08
Second Quarter ended September 30, 2013	19.25	15.05
Third Quarter ended December 31, 2013	18.59	16.00
Fourth Quarter ended March 31, 2014	22.41	16.40
Fiscal Year Ended March 31, 2013
First Quarter ended June 30, 2012	$15.67	$9.13
Second Quarter ended September 30, 2012	11.36	7.37
Third Quarter ended December 31, 2012	13.38	10.01
Fourth Quarter ended March 31, 2013	16.16	11.11

The number of record holders of our common stock was 71 as of May 7, 2014.

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

Stock Performance Graph

The following line graph compares, from October 31, 2008 through March 31, 2014, the cumulative total stockholder return on our common stock with the cumulative total return on the stocks comprising the NASDAQ Composite Index and the stocks comprising a peer group index consisting of Activision Blizzard and Electronic Arts. The comparison assumes $100 was invested on October 31, 2008 in our common stock and in each of the following indices and assumes reinvestment of all cash dividends, if any, paid on such securities. We have not paid any cash dividends and, therefore, our cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historical stock price is not necessarily indicative of future stock price performance.

Comparison of 65 Month Cumulative Total Return*
Among Take-Two Interactive Software, Inc., The NASDAQ Composite Index and a Peer Group
March 2014

*
$100 invested on October 31, 2008 in stock or index- including reinvestment of dividends.

	October 31, 2008	October 31, 2009	October 31, 2010	March 31, 2011	March 31, 2012	March 31, 2013	March 31, 2014
Take-Two Interactive Software, Inc.	$100.00	$92.50	$83.22	$129.60	$129.76	$136.17	$184.91
NASDAQ Composite-Total Returns	100.00	120.08	141.43	165.73	186.22	200.00	260.48
Peer Group	100.00	83.71	91.70	88.00	94.25	106.49	156.69

Issuer Purchases of Equity Securities

In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the fiscal year ended March 31, 2014, the Company repurchased approximately 4,217,000 shares of our common stock in the open market for approximately $73.3 million, including commissions of $0.04 million, as part of the program. No repurchases were made during the fiscal quarter ended March 31, 2014. As of March 31, 2014, up to approximately 3,283,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization.

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

Item 6.    Selected Financial Data

The following tables present selected financial data for the four fiscal years ended March 31, 2014, five months ended March 31, 2010 and the fiscal year ended October 31, 2009 (in thousands, except per share data).

	Fiscal Year Ended March 31,
					Five Months Ended March 31, 2010	Fiscal Year Ended October 31, 2009
STATEMENT OF OPERATIONS DATA:	2014	2013	2012	2011
Net revenue	$2,350,568	$1,214,483	$825,823	$1,136,876	$359,231	$701,057
Cost of goods sold	1,414,327	715,837	528,855	689,381	222,396	467,576

Gross profit	936,241	498,646	296,968	447,495	136,835	233,481

Selling and marketing	240,996	257,329	183,749	176,294	72,402	141,962
General and administrative	161,374	147,260	121,200	109,484	43,466	130,376
Research and development	105,256	78,184	64,162	69,576	25,279	63,748
Depreciation and amortization	13,359	10,634	12,123	14,999	6,622	17,574

Total operating expenses	520,985	493,407	381,234	370,353	147,769	353,660

Income (loss) from operations	415,256	5,239	(84,266)	77,142	(10,934)	(120,179)
Interest and other, net	(33,553)	(31,351)	(19,571)	(13,519)	(11,352)	(5,771)
Loss on extinguishment of debt	(9,014)	—	—	—	—	—
Gain on convertible note hedge and warrants, net	3,461	—	—	—	—	—

Income (loss) from continuing operations before income taxes	376,150	(26,112)	(103,837)	63,623	(22,286)	(125,950)

Provision for income taxes	14,459	5,050	3,863	9,819	4,266	4,487

Income (loss) from continuing operations	361,691	(31,162)	(107,700)	53,804	(26,552)	(130,437)
(Loss) income from discontinued operations, net of taxes	(86)	1,671	(1,116)	(5,346)	(2,250)	(10,017)

Net income (loss)	$361,605	$(29,491)	$(108,816)	$48,458	$(28,802)	$(140,454)

Earnings (loss) per share:
Continuing operations	$3.79	$(0.36)	$(1.30)	$0.62	$(0.34)	$(1.70)
Discontinued operations	—	0.02	(0.01)	(0.06)	(0.03)	(0.13)

Basic earnings (loss) per share	$3.79	$(0.34)	$(1.31)	$0.56	$(0.37)	$(1.83)

Continuing operations	$3.20	$(0.36)	$(1.30)	$0.62	$(0.34)	$(1.70)
Discontinued operations	—	0.02	(0.01)	(0.06)	(0.03)	(0.13)

Diluted earnings (loss) per share	$3.20	$(0.34)	$(1.31)	$0.56	$(0.37)	$(1.83)

Weighted average shares outstanding:
Basic	84,519	85,581	83,356	86,127	78,453	76,815
Diluted	113,882	85,581	83,356	86,139	78,453	76,815

	As of March 31,
						As of October 31, 2009
BALANCE SHEET DATA:	2014	2013	2012	2011	2010
Cash and cash equivalents	$935,400	$402,502	$420,279	$280,359	$145,838	$102,083
Working capital	924,620	529,153	524,892	335,715	216,733	274,274
Total assets	1,799,630	1,277,839	1,149,427	971,659	839,276	1,007,128
Long-term debt	454,031	335,202	316,340	107,239	99,865	97,063
Total liabilities	997,824	689,844	553,700	356,380	318,653	461,502
Stockholders' equity	801,806	587,995	595,727	615,279	520,623	545,626

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products through our two wholly-owned labels Rockstar Games and 2K. Our products are currently designed for console gaming systems such as Sony's PlayStation®3 ("PS3") and PlayStation®4 ("PS4") and Microsoft's Xbox 360® ("Xbox 360") and Xbox One® ("Xbox One") and Nintendo's Wii™ ("Wii") and Wii U ("Wii U"); handheld gaming systems such as Nintendo's DS ("DS") and Sony's PlayStation Portable ("PSP"); and personal computers, including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.

We endeavor to be the most creative, innovative and efficient company in our industry. Our core strategy is to capitalize on the popularity of video games by developing and publishing high-quality interactive entertainment experiences across a range of genres. We focus on building compelling entertainment franchises by publishing a select number of titles for which we can create sequels and incremental revenue opportunities through add-on content, microtransactions and online play. Most of our intellectual property is internally owned and developed, which we believe best positions us financially and competitively. We have established a portfolio of proprietary software content for the major hardware platforms in a wide range of genres, including action, adventure, family/casual, racing, role-playing, shooter, sports and strategy, which we distribute worldwide. We believe that our commitment to creativity and innovation is a distinguishing strength, enabling us to differentiate our products in the marketplace by combining advanced technology with compelling storylines and characters that provide unique gameplay experiences for consumers. We have created, acquired or licensed a group of highly recognizable brands to match the broad consumer demographics we serve, ranging from adults to children and game enthusiasts to casual gamers. Another cornerstone of our strategy is to support the success of our products in the marketplace through innovative marketing programs and global distribution on all platforms and through all channels that are relevant to our target audience.

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

Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. Rockstar continues to expand on our established franchises by developing sequels, offering downloadable episodes and content, and releasing titles for smartphones and tablets. Rockstar is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. We believe that Rockstar has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 185 million units. The latest installment, Grand Theft Auto V, was released in September 2013. Grand Theft Auto V includes access to Grand Theft Auto Online, which launched in October 2013.

Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new and successful franchises in the future.

2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization and XCOM series. 2K also publishes highly successful externally developed franchises, such as Borderlands. 2K successfully launched Borderlands 2 in September 2012 and continued to support the title throughout fiscal year 2014 with robust add-on content offerings. In March 2013, 2K released the critically acclaimed BioShock Infinite, which has since been supported with add-on content. In August 2013, 2K released The Bureau: XCOM Declassified.

2K publishes a range of realistic sports simulation titles, including our flagship NBA 2K series, which has been the top-ranked NBA basketball video game for 13 years running and the WWE 2K series. NBA 2K14 was our first title for the Xbox One and PS4. 2K has secured long-term licensing agreements with the National Basketball Association ("NBA"). In addition, in February 2013, 2K entered into an exclusive multi-year agreement with WWE to publish the WWE video game franchise worldwide. Our licenses with Major League Baseball Properties, the Major League Baseball Players Association and Major League Baseball Advanced Media expired in December 2013.

2K also developed and published titles for the casual and family-friendly games market. Internally developed titles include Carnival Games and Let's Cheer!. 2K also had an agreement with Nickelodeon to publish video games based on its top rated Nick Jr. titles such as Dora the Explorer, Go, Diego, Go!, Ni Hao, Kai-lan and The Backyardigans, which expired in December 2013. Throughout fiscal year 2014, 2K released a slate of new titles designed exclusively for smartphones and tablets, including Haunted Hollow, Sid Meier's Ace Patrol for iOS, Beejumbled, Turd Birds, 2K Drive and Sensei Wars.

We also have expansion initiatives in the Asia markets, where our strategy is to broaden the distribution of our existing products, expand our business in Japan, and establish an online gaming presence, especially in China and South Korea. 2K has secured a multi-year license from the NBA to develop an online version of the NBA simulation game in China, Taiwan, South Korea and Southeast Asia. In October 2012, NBA 2K Online, our free-to-play NBA simulation game co-developed by 2K and Tencent, launched commercially on the Tencent Games portal in China. In May 2013, Pro Baseball 2K, our online baseball simulation game co-developed by 2K and Nexon Corporation, launched commercially in South Korea. In addition, South Korean-based studio XLGAMES is presently developing Civilization Online, a new online game for the Asian market.

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

Trends and Factors Affecting our Business

Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 68.9% of the Company's net revenue for the fiscal year ended March 31, 2014. The timing of our Grand Theft Auto releases varies significantly, which in turn may affect our financial performance on a quarterly and annual basis.

Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 39.4%, 52.5% and 43.9% of net revenue during the fiscal years ended March 31, 2014, 2013 and 2012, respectively. As of March 31, 2014 and 2013, five customers comprised approximately 68.3% and 57.2% of our gross accounts receivable, respectively, with our significant customers (those that individually comprised more than 10% of our gross accounts receivable balance) accounting for approximately 59.8% and 30.5% of such balance at March 31, 2014 and 2013, respectively. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

Hardware Platforms.    We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS3 and PS4, Microsoft's Xbox 360 and Xbox One and Nintendo's Wii and Wii U, which comprised approximately 91.4% of the Company's net revenue by product platform for the fiscal year ended March 31, 2014. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Additionally, our development costs are generally higher for titles during platform transition periods, and we have a limited ability to predict the consumer acceptance of the future platforms, which may affect our sales and profitability. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download through the Internet (from websites we own and others owned by third-parties). We aim to drive recurrent consumer spending, by generating incremental revenues from our titles through downloadable offerings, including add-on content, microtransactions and online play. In addition, we are publishing an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download through the Internet. Note 14 to our Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised approximately 15.8% of the Company's net revenue by distribution channel for the fiscal year ended March 31, 2014. We expect online delivery of games and game offerings to become an increasing part of our business over the long-term.

Product Releases

We released the following key titles in fiscal year 2014:

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
Sid Meier's Civilization V: Brave New World	2K	Internal	PC, Mac	July 9, 2013
The Bureau: XCOM Declassified	2K	Internal	PS3, Xbox 360, PC	August 20, 2013
Grand Theft Auto V	Rockstar Games	Internal	PS3, Xbox 360	September 17, 2013
Grand Theft Auto Online	Rockstar Games	Internal	PS3, Xbox 360	October 1, 2013
NBA 2K14	2K	Internal	PS3, Xbox 360, PC	October 1, 2013
WWE 2K14	2K	External	PS3, Xbox 360	October 29, 2013
NBA 2K14	2K	Internal	PS4	November 15, 2013
NBA 2K14	2K	Internal	Xbox One	November 22, 2013

Product Pipeline

We have announced the following key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Borderlands: The Pre-Sequel	2K	Both	Xbox 360, PS3, PC	Fall 2014
Evolve	2K	External	PS4, Xbox One, PC	Fall 2014
Sid Meier's Civilization: Beyond Earth	2K	Internal	PC, Mac, Linux	Fall 2014
NBA 2K15	2K	Internal	PS4, Xbox One, PS3, Xbox 360, PC	October 7, 2014
WWE 2K15	2K	Both	TBA	Fiscal Year 2015

Fiscal 2014 Financial Summary

Our fiscal year ended March 31, 2014 net revenue was led by titles from a variety of our top franchises, mainly Grand Theft Auto, followed by NBA, Borderlands, WWE and BioShock. Our net revenue increased to $2,350.6 million, an increase of $1,136.1 million or 93.5% from the fiscal year ended March 31, 2013.

For the fiscal year ended March 31, 2014, our net income was $361.6 million, as compared to a net loss of $29.5 million in the prior year. Diluted earnings per share for the fiscal year ended March 31, 2014 was $3.20, as compared to a net loss per share for the fiscal year ended March 31, 2013 of $0.34. The increase in our earnings was primarily driven by an increase of $1,136.1 million in net revenue and a decrease of 19 points in our operating expenses as a percent of net revenue.

At March 31, 2014 we had $935.4 million of cash and cash equivalents, compared to $402.5 million at March 31, 2013. The increase in cash and cash equivalents from March 31, 2013 was primarily a result of cash provided by operating activities, due to cash generated from the September 2013 release of Grand Theft Auto V and the collection of accounts receivable balances primarily attributable to the release of Bioshock Infinite near the end of the previous fiscal year. The increase in cash was partially offset by cash used in financing and investing activities, as a result of $276.8 million for the repurchase of common stock (including the Repurchase Transaction), payments of $166.0 million for the extinguishment of the 4.375% Convertible Notes, $55.7 million for the termination of our convertible note warrant transactions and the purchase of fixed assets partially offset by proceeds of $283.2 million from the issuance of $287.5 million aggregate principal amount of 1.00% Convertible Notes and $84.4 million from the termination of our convertible note hedge transactions.

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

We have identified the policies below as critical to our business operations and the understanding of our financial results and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The effect and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements included in Item 8. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

We recognize revenue on the sales of software products upon the transfer of title and risk of loss to our customers. Accordingly, we recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally based on a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Certain products are sold to customers with a street date (i.e., the earliest date these products may be sold by retailers). For these products we recognize revenue on the later of the street date or the sale date. In addition, some of our software products are sold as full game digital downloads and digital add-on content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

In providing credit terms to our customers, our payment arrangements typically provide net 30 and 60 day terms. Advances received for licensing and exclusivity arrangements are reported on our Consolidated Balance Sheets as deferred revenue until we meet our performance obligations, at which point we recognize the revenue.

For some of our software products, we enter into multiple element revenue arrangements in which we may provide a combination of full game software, additional add-on content, maintenance or support. When all other recognition criteria are met, for our software and software-related multiple element arrangements, we determine the fair value of each delivered and undelivered element using vendor-specific objective evidence ("VSOE") and allocate the total price among the various elements. Absent VSOE for each element, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. For arrangements which require that revenue recognition is deferred, the cost of goods sold is deferred and recognized as the related net revenue is recognized. Deferred cost of goods sold includes product costs, software development costs and royalties and licenses. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period. We determine VSOE for each element based on historical stand-alone sales to third parties. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.

We establish whether our software products contain more-than-inconsequential online functionality by evaluating the significance of the development effort and the nature of the online features, the extent of anticipated marketing focus on the online features, the significance of the online features to the consumers' anticipated overall gameplay experience, and the significance of our post sale obligations to consumers. Determining whether the online functionality for a particular game constitutes more-than-an- inconsequential deliverable is subjective and requires management's judgment.

When our software products provide online functionality that has a more-than-inconsequential separate service deliverable, we recognize the software-related revenues and the related cost of sales ratably over the estimated service period of the title (assuming all other recognition criteria are met). When our software products provide limited online functionality at no additional cost to the consumer, we generally consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer revenue related to products containing such online features.

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

Generally our distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, we occasionally accept returns from our customers for stock balancing and make accommodations to customers, which include credits and returns, when demand for specific titles falls below expectations.

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

We evaluate the future recoverability of capitalized software development costs and licenses on a quarterly basis. Recoverability is primarily assessed based on the actual title's performance. For products that are scheduled to be released in the future, recoverability is evaluated based on the expected performance of the specific products to which the cost or license relates. We utilize a number of criteria in evaluating expected product performance, including: historical performance of comparable products developed with comparable technology; market performance of comparable titles; orders for the product prior to its release; general market conditions; and, past performance of the franchise. When management determines that the value of the title is unlikely to be recovered by product sales, capitalized costs are charged to cost of goods sold in the period in which such determination is made.

We have established profit and unit sales based internal royalty programs that provide for certain of our employees to participate in the success of software titles that they assist in developing. Royalties earned by employees under this program are recorded as a component of cost of goods sold as the related revenues are recognized.

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

We have also granted time and market-based restricted stock awards to employees and non-employees. Time-based and market-based awards to non-employees are subject to variable accounting. For the time-based restricted stock awards to non-employees, we cumulatively remeasure the fair value at the end of every period based on the month end closing price of our common stock. Market-based restricted stock awards vest based on the relative performance of our common stock to a composite index. We calculate the fair value of market-based restricted stock awards using a Monte Carlo Simulation method, which requires a substantial number of inputs and estimates of future market conditions and considers the range of various vesting probabilities. As a result, expense recorded for our non-employee awards can fluctuate substantially from period to period.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our history of pre-tax losses in fiscal years prior to the current year represents sufficient evidence for us to determine that the establishment of a valuation allowance against the deferred tax asset is appropriate. This valuation allowance offsets deferred tax assets associated with future tax deductions as well as carryforward items.

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

Recently Issued Accounting Pronouncements

Reclassification of Accumulated Other Comprehensive Income

In February 2013, new guidance was issued requiring new disclosures about reclassifications from accumulated other comprehensive income to net income. This new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This new guidance became effective prospectively for annual and interim periods beginning after December 15, 2012 (April 1, 2013 for the Company). Since there were no reclassifications during the year ending March 31, 2014, the adoption of this new guidance did not have an effect on our Consolidated Financial Statements.

Presentation of Unrecognized Tax Benefits

In July 2013, new guidance was issued requiring that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2013 (April 1, 2014 for the Company), and will require prospective application. While early adoption is permitted, we will adopt the guidance beginning April 1, 2014. The adoption is not expected to have a material effect on our Consolidated Financial Statements.

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

 Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our statements of operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Fiscal Year Ended March 31,
	2014	2013	2012
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	60.2%	58.9%	64.0%

Gross profit	39.8%	41.1%	36.0%

Selling and marketing	10.2%	21.2%	22.3%
General and administrative	6.9%	12.1%	14.7%
Research and development	4.5%	6.4%	7.8%
Depreciation and amortization	0.6%	1.0%	1.4%

Total operating expenses	22.2%	40.7%	46.2%

Income (loss) from operations	17.7%	0.4%	(10.2)%
Interest and other, net	(1.4)%	(2.6)%	(2.4)%
Loss on extinguishment of debt	(0.4)%	0.0%	0.0%
Gain on convertible note hedge and warrants, net	0.1%	0.0%	0.0%

Income (loss) from continuing operations before income taxes	16.0%	(2.2)%	(12.6)%

Provision for income taxes	0.6%	0.4%	0.4%

Income (loss) from continuing operations	15.4%	(2.6)%	(13.0)%
(Loss) income from discontinued operations, net of taxes	0.0%	0.2%	(0.2)%

Net income (loss)	15.4%	(2.4)%	(13.2)%

Net revenue by geographic region:
United States	46.5%	58.5%	54.4%
International	53.5%	41.5%	45.6%
Net revenue by platform:
Console	91.4%	80.4%	85.1%
PC and other	8.2%	17.8%	10.6%
Handheld	0.4%	1.8%	4.3%
Net revenue by distribution channel:
Physical retail and other	84.2%	78.9%	87.1%
Digital online	15.8%	21.1%	12.9%

 Fiscal Years Ended March 31, 2014 and 2013

(thousands of dollars)	2014	%	2013	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$2,350,568	100.0%	$1,214,483	100.0%	$1,136,085	93.5%
Internal royalties	538,604	22.9%	24,724	2.0%	513,880	2078.5%
Product costs	477,861	20.3%	316,072	26.0%	161,789	51.2%
Software development costs and royalties(1)	333,450	14.2%	317,756	26.2%	15,694	4.9%
Licenses	64,412	2.8%	57,285	4.7%	7,127	12.4%

Cost of goods sold	1,414,327	60.2%	715,837	58.9%	698,490	97.6%

Gross profit	$936,241	39.8%	$498,646	41.1%	$437,595	87.8%

(1)
Includes $30,124 and $10,060 of stock-based compensation expense in 2014 and 2013, respectively.

Net revenue increased $1,136.1 million for the fiscal year ended March 31, 2014 as compared to the prior year. This increase is primarily due to an increase of approximately $1,481.5 million in sales from our Grand Theft Auto franchise, primarily related to the releases of Grand Theft Auto V, and higher sales of $139.5 million mainly driven by the October 2013 release of WWE 2K14 and higher sales of our NBA 2K franchise. These increases were partially offset by a $446.0 million decrease in net sales primarily due to prior year releases of Borderlands 2, Max Payne 3, BioShock Infinite, XCOM: Enemy Unknown and Spec Ops: The Line.

Net revenue on consoles increased to 91.4% of our total net revenue for the fiscal year ended March 31, 2014 as compared to 80.4% for the same period in the prior year primarily due to the current year release of Grand Theft Auto V on the Xbox 360 and PS3 console gaming systems. PC and other sales decreased to $192.4 million or 8.2% of our total net revenue for the fiscal year ended March 31, 2014 as compared to $216.3 million or 17.8% for the prior year. The decrease was primarily due to the prior year PC release of Borderlands 2. Handheld sales decreased to $9.7 million or 0.4% of our total net revenue for the fiscal year ended March 31, 2014 as compared to $22.2 million or 1.8% for the prior year primarily due to the prior year releases of various Nick Jr. titles.

Net revenue from physical retail and other channels increased to 84.2% of our total net revenue for the fiscal year ended March 31, 2014 as compared to 78.9% for the same period in the prior year primarily due to the current year release of Grand Theft Auto V on the Xbox 360 and PS3 console gaming systems. Net revenue from digital online channels of $372.0 million for the fiscal year ended March 31, 2014 increased $115.8 million, or 45.2%, as compared to the same period in the prior year. The increase was mainly driven by digital offerings from our Grand Theft Auto and NBA 2K franchises as well as Bioshock Infinite.

Gross profit as a percentage of net revenue was 39.8% for the fiscal year ended March 31, 2014, a decreased of 1.3 percentage points as compared to the prior year, primarily due to higher internal royalties mainly due to higher income generated from our Grand Theft Auto franchise, partially offset by (i) lower product costs in the current year as a percentage of net revenue as a result of a greater share of net revenue in the current year being generated from a product mix with higher average selling price points and (ii) lower software development costs and royalties as a percentage of net revenue for the fiscal year ended March 31, 2014 primarily due to the prior year release of Borderlands 2, which was externally developed.

Net revenue earned outside of the United States accounted for 53.5% of our total net revenue for the fiscal year ended March 31, 2014, as compared to 41.5% in the prior year. The year-over-year percentage increase was primarily due to the global release of Grand Theft Auto V, which generated higher sales outside the United States during the fiscal year ended March 31, 2014. Foreign currency exchange rates decreased net revenue and decreased gross profit by $5.7 million and $2.3 million, respectively, for the fiscal year ended March 31, 2014 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2014	% of net revenue	2013	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$240,996	10.2%	$257,329	21.2%	$(16,333)	(6.3)%
General and administrative	161,374	6.9%	147,260	12.1%	14,114	9.6%
Research and development	105,256	4.5%	78,184	6.4%	27,072	34.6%
Depreciation and amortization	13,359	0.6%	10,634	1.0%	2,725	25.6%

Total operating expenses(1)	$520,985	22.2%	$493,407	40.7%	$27,578	5.6%

(1)
Includes stock-based compensation expense, as follows:

	2014	2013
Selling and marketing	$10,136	$ 5,562
General and administrative	$28,991	$17,824
Research and development	$ 8,867	$ 2,319

Foreign currency exchange rates increased total operating expenses by approximately $0.4 million in the fiscal year ended March 31, 2014 as compared to the prior year.

Selling and marketing

Selling and marketing expenses decreased $16.3 million for the fiscal year ended March 31, 2014, as compared to the prior year, primarily due to a decrease in advertising expenses of $31.5 million. In the prior year, advertising expenses had increased due to the releases of Borderlands 2 in September 2012, Max Payne 3 in May 2012 and BioShock Infinite in March 2013 as compared to expenses incurred for the September 2013 release of Grand Theft Auto V. This net decrease was partially offset by a $14.0 million increase primarily due to higher personnel costs related to stock-based compensation expense and headcount, and higher third-party commissions.

General and administrative

General and administrative expenses increased $14.1 million for the fiscal year ended March 31, 2014, as compared to the prior year primarily due to an increase of $12.1 million in personnel costs primarily due to higher headcount and higher severance costs related to current year restructuring activities, $11.2 million of higher stock-based compensation expense primarily for previously granted stock-based awards to ZelnickMedia and $5.3 million of higher legal fees and IT-related costs, partially offset by the absence of a $15.0 million contractual provision that was triggered in June 2012.

General and administrative expenses for the fiscal years ended March 31, 2014 and 2013 include occupancy expense (primarily rent, utilities and office expenses) of $16.4 million and $15.9 million, respectively, related to our development studios.

Research and development

Research and development expenses increased $27.1 million for the fiscal year ended March 31, 2014, as compared to the prior year primarily due to an increase of $20.9 million in personnel costs due mainly to higher stock-based compensation related to the current year issuance of restricted stock awards to certain employees and lower capitalization rates at our development studios due mainly to resources being transitioned to new projects following the September 2013 release of Grand Theft Auto V and an increase of $6.6 million in production expenses primarily due to work on titles that have not reached technological feasibility.

Depreciation and amortization

Depreciation and amortization expenses increased $2.7 million for the fiscal year ended March 31, 2014, as compared to the prior year primarily due to higher purchases of fixed assets during recent years.

Interest and other, net

(thousands of dollars)	2014	% of net revenue	2013	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Interest expense, net	$(33,961)	(1.4)%	$(30,763)	(2.5)%	$(3,198)	10.4%
Foreign currency exchange gain (loss)	209	0.0%	(778)	(0.1)%	987	(126.9)%
Other	199	0.0%	190	0.0%	9	4.7%

Interest and other, net	$(33,553)	(1.4)%	$(31,351)	(2.6)%	$(2,202)	7.0%

Interest and other, net was an expense of $33.6 million for the fiscal year ended March 31, 2014, as compared to an expense of $31.4 million for the fiscal year ended March 31, 2013. The increase of $2.2 million in interest and other, net was primarily related to an increase in our long-term debt associated with our June 2013 issuance of $287.5 million of 1.00% Convertible Notes partially offset by the August 29, 2013 redemption of our 4.375% Convertible Notes which had an aggregate principal amount of $138.0 million.

Loss on extinguishment of debt

Loss on extinguishment of debt was $9.0 million for the fiscal year ended March 31, 2014 due to the conversion and redemption of our 4.375% Convertible Notes. See Liquidity and Capital Resources for additional information regarding loss on extinguishment of debt.

Gain on convertible note hedge and warrants, net

Gain on convertible note hedge and warrants, net was $3.5 million for the fiscal year ended March 31, 2014 due to the increase in the Company's share price during the period from June 2013 to the net settlement of the hedge and warrants in August 2013. See Liquidity and Capital Resources for additional information regarding settlement and related net gain on the convertible note hedge and warrant transactions.

Provision for income taxes

Income tax expense was $14.5 million for the fiscal year ended March 31, 2014, as compared to $5.1 million for the fiscal year ended March 31, 2013. The increase in tax expense was primarily attributable to an increase in pre-tax income from operations in excess of remaining net operating losses available in the fiscal year ended March 31, 2014. Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances during the period. Our valuation allowances decreased by $92.1 million and $1.3 million during fiscal years ended March 31, 2014 and 2013, respectively, due to the utilization of net operating loss carryforwards from prior years against income earned during each year.

As of March 31, 2014, we had gross unrecognized tax benefits, including interest and penalties, of $24.9 million, of which $24.9 million would affect our effective tax rate if realized. For the fiscal year ended March 31, 2014, gross unrecognized tax benefits increased by $3.2 million. We are generally no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended October 31, 2010 and state income tax returns for periods prior to fiscal year ended October 31, 2007. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to fiscal year ended October 31, 2010. U.S. federal taxing authorities have completed their audit through the fiscal years ended October 31, 2009. Certain U.S. state taxing authorities are currently examining our income tax returns from fiscal years ended October 31, 2007 through October 31, 2010. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Discontinued operations

Income (loss) from discontinued operations, net of taxes, reflects the results of our former distribution business which was sold in February 2010. For the fiscal year ended March 31, 2014, there was an immaterial net loss from discontinued operations, net of taxes, compared to net income of $1.7 million for the prior year. The net income during the fiscal year ended March 31, 2013 was primarily due to the maturity of a remaining contract and changes in estimates of sublease income as a result of the Company entering into a new sublease.

Net income (loss) and earnings (loss) per share

For the fiscal year ended March 31, 2014, our net income was $361.6 million, as compared to a net loss of $29.5 million in the prior year. Earnings per share for the fiscal year ended March 31, 2014 were $3.79 for basic and $3.20 for diluted earnings per share as compared to a loss per share of $0.34 for basic and diluted earnings for the fiscal year ended March 31, 2013. Basic and diluted weighted average shares outstanding were lower compared to the prior year period primarily due to the shares repurchased during the fiscal year ended March 31, 2014 partially offset by the vesting of restricted stock awards over the last twelve months and the issuance of shares upon the conversion of 4.375% Convertible Notes. See Note 1 to our consolidated financial statements for additional information regarding earnings (loss) per share.

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

Operating Expenses

(thousands of dollars)	2013	% of net revenue	2012	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$257,329	21.2%	$183,749	22.3%	$73,580	40.0%
General and administrative	147,260	12.1%	121,200	14.7%	26,060	21.5%
Research and development	78,184	6.4%	64,162	7.8%	14,022	21.9%
Depreciation and amortization	10,634	1.0%	12,123	1.4%	(1,489)	(12.3)%

Total operating expenses(1)	$493,407	40.7%	$381,234	46.2%	$112,173	29.4%

(1)
Includes stock-based compensation expense, as follows:

	2013	2012
Selling and marketing	$ 5,562	$ 5,042
General and administrative	$17,824	$19,963
Research and development	$ 2,319	$ 3,345

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

Research and development

Research and development expenses increased $14.0 million for the fiscal year ended March 31, 2013, as compared to the prior year primarily due to an $11.3 million increase in personnel-related costs primarily due to increased headcount and higher performance-based incentive compensation as a result of the Company's performance.

Depreciation and amortization

Depreciation and amortization expenses decreased $1.5 million for the fiscal year ended March 31, 2013, as compared to the prior year primarily due to lower purchases of fixed assets during recent years.

Interest and other, net

(thousands of dollars)	2013	% of net revenue	2012	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Interest (expense) income, net	(30,763)	(2.5)%	$(20,616)	(2.5)%	$(10,147)	49.2%
Gain on sale	—	0.0%	2,200	0.3%	(2,200)	(100.0)%
Foreign exchange loss	(778)	(0.1)%	(1,311)	(0.2)%	533	(40.7)%
Other	190	0.0%	156	0.0%	34	21.8%

Interest and other, net	$(31,351)	(2.6)%	$(19,571)	(2.4)%	$(11,780)	60.2%

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

Credit Agreement

In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement

provides for borrowings of up to $100.0 million, which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at March 31, 2014), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.65% at March 31, 2014), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability.

Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

As of March 31, 2014, there was $63.6 million available to borrow under the Credit Agreement. At March 31, 2014, we had no outstanding borrowings related to the Credit Agreement and $1.7 million of letters of credit outstanding.

The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's Convertible Notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third-parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of March 31, 2014, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

On June 12, 2013, we issued a notice of redemption calling all of our outstanding 4.375% Convertible Notes, in the aggregate principal amount of $138.0 million, for redemption on August 29, 2013 at a redemption price of $1,000 per $1,000 principal amount, plus accrued and unpaid interest up to, but not including, the redemption date (the period from June 12, 2013 to August 29, 2013 is the "Notice Period"). Holders who elected to convert during the Notice Period were entitled to make-whole shares in addition to such shares they would otherwise be entitled to receive upon conversion. The notice of redemption specified that we would settle any 4.375% Convertible Notes surrendered for conversion in connection with the redemption on a combination settlement basis by paying cash up to a cash amount equal to $166.0 million in the aggregate of converted notes and delivering shares of our common stock in respect of the amount, if any, by which our conversion obligation exceeded such cash amount. During the Notice Period, $138.0 million of 4.375% Convertible Notes were converted for $166.0 million in cash and 3,217,000 shares of our common stock. On August 29, 2013, we paid $7,000 in cash and we redeemed $7,000 of 4.375% Convertible Notes. During the fiscal year end March 31, 2014, we recorded a loss on extinguishment, net of capitalized debt issuance costs, totaling $9.0 million related to these transactions.

On June 12, 2013, the Company entered into Unwind Agreements with respect to the convertible note hedge transactions and Unwind Agreements with respect to the warrant transactions with each of the hedge counterparties (collectively, the "Unwind Agreements"). Pursuant to the terms of the Unwind Agreements, and in connection with the Company's issuance of a notice of redemption for all the 4.375% Convertible Notes, the Company had the right to deliver a notice to the hedge counterparties, prior to the redemption date set forth in such redemption notice, designating an early termination date for the convertible note hedge transactions and warrant transactions. The hedge counterparties owed a cash payment to the Company as a result of the early termination of the convertible note hedge transactions that was calculated based on its current fair market value. The Company owed a cash payment to the warrant holders, as applicable, as a result of the early termination of the warrant transactions that was calculated based on its current fair market value. As a result of the Unwind Agreements, the convertible note hedge transactions and warrant transactions were accounted for as derivatives whereby the fair values of these transactions were reported as a convertible note hedge receivable and as a convertible note warrant liability with an offsetting impact to additional paid-in capital. Gains and losses on the derivatives resulting from their unwinding were reported in gain on convertible note hedge and warrants, net, in our Consolidated Statements of Operations. In August 2013, the payment received from unwinding the associated convertible note hedge transactions resulted in proceeds to us of approximately $84.4 million, offset by $55.7 million we paid the warrant holders.

During the fiscal year end March 31, 2014, we recorded a gain of approximately $17.3 million resulting from the unwinding of our convertible note hedge transactions and a loss of approximately $13.8 million resulting from unwinding of the convertible note warrant liability to gain on convertible note hedge and warrants, net, in our Consolidated Statements of Operations.

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

The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. As of March 31, 2014, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. As of the fiscal year end March 31, 2014, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 39.4%, 52.5%, and 43.9% of net revenue during the fiscal years ended March 31, 2014, 2013 and 2012, respectively. As of March 31, 2014 and 2013, five customers accounted for 68.3% and 57.2% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 59.8% and 30.5% of such balances at March 31, 2014 and 2013, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

As of March 31, 2014, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $212.9 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax effect to the extent possible. However, any repatriation may not result in significant cash payments as the taxable event would likely be offset by the utilization of the then available tax credits.

In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the fiscal year end March 31, 2014, the Company repurchased approximately 4,217,000 shares of our common stock in the open market for approximately $73.3 million, including commissions of approximately $0.04 million, as part of the program. As of March 31, 2014, up to approximately 3,283,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization.

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

Our changes in cash flows were as follows:

	Fiscal Year Ended March 31,
(thousands of dollars)	2014	2013	2012
Net cash provided by (used in) operating activities	$700,262	$(4,567)	$(84,964)
Net cash used in investing activities	(30,813)	(16,820)	(14,162)
Net cash (used in) provided by financing activities	(133,684)	—	243,364
Effects of foreign currency exchange rates on cash and cash equivalents	(2,867)	3,610	(4,318)

Net increase (decrease) in cash and cash equivalents	$532,898	$(17,777)	$139,920

At March 31, 2014 we had $935.4 million of cash and cash equivalents, compared to $402.5 million at March 31, 2013. The increase in cash and cash equivalents from March 31, 2013 was primarily a result of cash provided by operating activities. Net cash provided by operating activities was primarily due to cash generated from the September 2013 release of Grand Theft Auto V and the collection of accounts receivable balances primarily attributable to the release of Bioshock Infinite near the end of the previous fiscal year. The increase in cash was partially offset by cash used in financing and investing activities. Net cash used by financing and investing activities related to $276.8 million for the repurchase of common stock, payments of $166.0 million for the extinguishment of the 4.375% Convertible Notes, $55.7 million for the termination of our convertible note warrant transactions and the purchase of fixed assets partially offset by proceeds of $283.2 million from the issuance of $287.5 million aggregate principal amount of 1.00% Convertible Notes and $84.4 million from the termination of our convertible note hedge transactions.

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

  •
  Contractual payments to third-party software developers that expire at various times through September 2017. Guaranteed minimum payments assume satisfactory performance;

  •
  Operating leases, primarily related to occupancy, furniture and equipment, expiring at various times through fiscal year 2025. Included in the cash commitments for operating leases below is a liability for a lease assumption without economic benefit, which was approximately $0.6 million at March 31, 2014, and is recorded in liabilities of discontinued operations on the consolidated balance sheet. See Note 2 to our Consolidated Financial Statements for additional information regarding discontinued operations; and

  •
  Purchase obligations primarily related to agreements to purchase services that are enforceable and legally binding on the Company that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through August 2016.

A summary of annual minimum contractual obligations and commitments as of March 31, 2014 is as follows (in thousands of dollars):

Fiscal Year Ending March 31,	Licensing and Marketing	Software Development	Operating Leases	Purchase Obligations	Convertible Notes Interest	Convertible Notes	Total
2015	$36,830	$82,113	$22,180	$9,890	$8,688	$—	$159,701
2016	20,096	12,210	18,723	4,238	7,250	—	62,517
2017	38,632	9,345	16,315	639	7,250	250,000	322,181
2018	14,632	—	14,440	—	2,875	—	31,947
2019	11,920	—	15,119	—	1,438	287,500	315,977
Thereafter	—	—	43,986	—	—	—	43,986

Total	$122,110	$103,668	$130,763	$14,767	$27,501	$537,500	$936,309

In addition to the cash commitments above, we have also entered into acquisition agreements that contain provisions for us to pay contingent cash consideration, typically contingent on the acquired company achieving certain financial, unit sales, or performance conditions. The amount and timing of these payments are currently not fixed or determinable. See Note 11 to the Consolidated Financial Statements for a full discussion of our potential acquisition commitments.

Income Taxes.    At March 31, 2014, the Company had recorded a liability for gross unrecognized tax benefits of $24.9 million for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, therefore, these liabilities have not been included in the contractual obligations table.

Off-Balance Sheet Arrangements

As of March 31, 2014 and 2013, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

Net revenue earned outside of the United States is principally generated by our operations in Europe, Asia, Australia, Canada and Latin America. For the fiscal years ended March 31, 2014, 2013 and 2012, approximately 53.5%, 41.5% and 45.6%, respectively, of our net revenue was earned outside the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

Interest Rate Risk

Historically, fluctuations in interest rates have not had a significant effect on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at March 31, 2014), or (b) 2.50% to 3.00% above the LIBOR rate (approximately 2.65% at March 31, 2014), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may affect our future interest expense if there is an outstanding balance on our line of credit. The 1.75% Convertible Notes and the 1.00% Convertible Notes pay interest semi-annually at a fixed rate of 1.75% and 1.00%, respectively, per annum and we expect that there will be no fluctuation related to the Convertible Notes affecting our cash component of interest expense. For additional details on our Convertible Notes see Note 10 to our Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the fiscal year ended March 31, 2014 and 2013, our foreign currency translation adjustment was approximately $6.4 million gain and $11.6 million loss, respectively. We recognized a foreign currency exchange transaction gain of $0.2 million for the fiscal year ended March 31, 2014, and a foreign currency exchange transaction loss for the fiscal years ended March 31, 2013 and 2012 of $0.8 million and $1.3 million, respectively, in interest and other, net in our Consolidated Statements of Operations.

Cash Flow Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2014 and 2013, we had $0.9 million and $7.9 million, respectively, of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of March 31, 2014 and 2013, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other.

The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Balance Sheet Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2014, we had $68.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2013, we had $55.4 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal years ended March 31, 2014, 2013 and 2012, we recorded a loss of $18.4 million, gain of $2.2 million and gain of $0.7, respectively, related to foreign currency forward contracts in interest and other, net on the Consolidated Statements of Operations. As of March 31, 2014 and 2013, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other at March 31, 2014 and accrued expenses and other current liabilities at March 31, 2013. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the fiscal year ended March 31, 2014, 53.5% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 5.4%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 5.4%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2014, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2014.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting. The report on the audit of internal control over financial reporting is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal 1—Election of Directors" and "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in 2014. The Company intends to file the Proxy Statement within 120 days after the end of the fiscal year (i.e. on or before July 29, 2014). The Company's Code of Business Conduct and Ethics applicable to its directors and all employees, including senior financial officers, is available on the Company's website at www.take2games.com. If the Company makes any amendment to its Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

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

(i)
Financial Statements. See Index to Financial Statements on page 51 of this Report.

(ii)
Financial Statement Schedule. See Note 17 to the Consolidated Financial Statements.

(iii)
Index to Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	2/12/2004	3.1
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated April 30, 1998	10-K	2/12/2004	3.1.2
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 17, 2003	10-K	2/12/2004	3.1.3
3.1.3	Certificate of Amendment of Restated Certificate of Incorporation, dated April 23, 2009.	8-K	4/23/2009	3.1
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2012	8-K	8/24/2012	3.1
3.2	Certificate of Designation of Series A Preferred Stock, dated March 11, 1998	10-K	2/12/2004	3.1.1
3.3	Certificate of Designation of Series B Preferred Stock, dated March 24, 2008	8-K	3/26/2008	3.2
3.4	Amended and Restated Bylaws of the Company	8-K	2/24/2010	3.1
3.5	Amendment to Amended and Restated Bylaws of the Company	8-K	11/18/2010	3(ii)
4.1	Indenture, dated as of November 16, 2011, by and between the Company and The Bank of New York Mellon, as Trustee, relating to 1.75% Convertible Notes	8-K	11/18/2011	4.1
4.2	Form of 1.75% Convertible Note (included in Exhibit 4.1)	8-K	11/18/2011	4.1
4.3	Indenture, dated as of June 18, 2013, by and between the Company and The Bank of New York Mellon, as Trustee	8-K	6/18/2013	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
4.4	Supplemental Indenture, dated as of June 18, 2013, between the Company and The Bank of New York Mellon, as Trustee, to Indenture, dated as of June 18, 2013, between the Company and The Bank of New York Mellon, as Trustee	8-K	6/18/2013	4.2
4.5	Form of Global Note (included in Exhibit 4.4)	8-K	6/18/2013	4.2
10.1	Take-Two Interactive Software, Inc. Change in Control Employee Severance Plan+	8-K	3/7/2008	10.1
10.2	Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan+	14A	7/29/2013	Annex A
10.3	Form of Employee Restricted Stock Agreement+	10-Q	6/5/2009	10.2
10.4	Form of Non-Employee Director Restricted Stock Agreement+	10-Q	6/5/2009	10.3
10.5	Form of Employee Restricted Unit Agreement+	10-Q	8/1/2012	10.1
10.6	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.1
10.7	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.2
10.8	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.3
10.9	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.4
10.10	Form of Employee Restricted Unit Agreement+	10-Q	10/30/2013	10.5
10.11	Employment Agreement, dated June 4, 2010, between the Company and Seth Krauss+	10-Q	6/9/2010	10.2
10.12	Amendment to Employment Agreement, dated October 25, 2010, between the Company and Seth Krauss+	8-K	10/25/2010	10.2
10.13	Second Amendment to Employment Agreement, dated September 14, 2012, between the Company and Seth Krauss+	10-Q	10/31/2012	10.3
10.14	Employment Agreement, dated May 12, 2010, between the Company and Lainie Goldstein+	8-K	5/14/2010	10.1
10.15	Amendment to Employment Agreement, dated October 25, 2010, between the Company and Lainie Goldstein+	8-K	10/25/2010	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.16	Second Amendment to Employment Agreement, dated August 27, 2012, between the Company and Lainie Goldstein+	10-Q	10/31/2012	10.6
10.17	Employment Agreement, dated February 14, 2008, by and between the Company and Karl Slatoff+	8-K	2/15/2008	10.3
10.18	Management Agreement between the Company and ZelnickMedia Corporation dated March 30, 2007+	8-K	4/4/2007	99.1
10.19	Amendment dated July 26, 2007 to the Management Agreement dated March 30, 2007 between the Company and ZelnickMedia Corporation+	8-K	7/27/2007	99.1
10.20	Second Amendment, dated February 14, 2008, to the Management Agreement dated March 30, 2007 between the Company and ZelnickMedia Corporation+	8-K	2/15/2008	10.1
10.21	Management Agreement, dated as of May 20, 2011, by and between Take-Two Interactive Software, Inc. and ZelnickMedia Corporation+	8-K	5/24/2011	10.1
10.22	Amendment to Non-Qualified Stock Option Agreement with ZelnickMedia Corporation, dated as of November 18, 2013+	8-K	11/18/2013	10.1
10.23	Management Agreement, dated as of March 10, 2014, by and between the Company and ZelnickMedia Corporation.+	8-K	3/10/2014	10.1
10.24	Security Agreement dated as of July 3, 2007, made by each of the Grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	7/9/2007	10.2
10.25	Supplement to Security Agreement dated as of November 16, 2007, made by each of the grantors listed on the signature pages thereof and Wells Fargo Foothill, Inc. in its capacity as administrative agent for the Lender Group and the Bank Product Providers	8-K	11/20/2007	99.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.26	Second Amended and Restated Credit Agreement, dated as of October 17, 2011, by and among the Company, each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the lender parties thereto, and Wells Fargo Capital Finance, Inc., as administrative agent	8-K	10/17/2011	10.1
10.27	First Amendment to Second Amended and Restated Credit Agreement, dated June 12, 2013				X
10.28	Second Amendment to Second Amended and Restated Credit Agreement, dated April 28, 2014				X
10.29	Xbox 360 Publisher License Agreement dated November 17, 2006, between Microsoft Licensing, GP and the Company*	10-Q	11/8/2011	10.3
10.30	Amendment to Xbox 360 Publisher License Agreement, dated December 4, 2008, between Microsoft Licensing, GP and the Company*	10-Q	6/5/2009	10.1
10.31	Amendment to the Xbox 360 Publisher License Agreement, dated November 22, 2011, between the Company and Microsoft Licensing, GP*	10-Q	2/3/2012	10.1
10.32	Amendment to the Xbox 360 Publisher License Agreement, dated December 11, 2012, between the Company and Microsoft Licensing, GP*	10-Q	2/6/2013	10.2
10.33	Amendment to the Xbox 360 Publisher License Agreement, dated November 13, 2013, between the Company and Microsoft Licensing, GP.*	10-Q	2/4/2014	10.2
10.34	Xbox One Publisher License Agreement dated October 31, 2013, between Microsoft Licensing, GP and the Company*	10-Q	2/4/2014	10.1
10.35	Global Playstation 3 Format Licensed Publisher Agreement, dated May 18, 2010, between Take-Two International S.A. and Sony Computer Entertainment Europe Limited*	10-Q	11/8/2011	10.2
10.36	Global Playstation 3 Format Licensed Publisher Agreement, dated May 20, 2010, between the Company and Sony Computer Entertainment America LLC*	10-Q	11/8/2011	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit	Filed Herewith
10.37	Lease Agreement between the Company and Moklam Enterprises, Inc. dated July 1, 2002	10-Q	9/16/2002	10.2
10.38	Sixth Lease Modification Agreement, dated January 18, 2012, between the Company and Moklam Enterprises, Inc.	10-K	5/23/2012	10.45
10.39	Seventh Lease Modification Agreement, dated April 8, 2014, between the Company and Moklam Enterprises, Inc.				X
10.40	Purchase Agreement, dated November 26, 2013, by and among the Company and the Icahn Group.	8-K	11/27/14	10.1
21.1	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP				X
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Document.				X

+
Represents a management contract or compensatory plan or arrangement.

*
Portions thereof were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2014, 2013 and 2012, (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
FISCAL YEAR ENDED MARCH 31, 2014

(All other items in this report are inapplicable)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited the accompanying consolidated balance sheets of Take-Two Interactive Software, Inc. as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Take-Two Interactive Software, Inc. at March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Take-Two Interactive Software, Inc.'s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

May 13, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Take-Two Interactive Software, Inc.

We have audited Take-Two Interactive Software, Inc.'s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Take-Two Interactive Software, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Take-Two Interactive Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Take-Two Interactive Software, Inc. as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended March 31, 2014 of Take-Two Interactive Software, Inc. and our report dated May 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

May 13, 2014

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2014	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$935,400	$402,502
Restricted cash	193,839	7,489
Accounts receivable, net of allowances of $75,518 and $64,081 at March 31, 2014 and 2013, respectively	53,143	189,596
Inventory	29,780	30,218
Software development costs and licenses	116,203	198,955
Prepaid expenses and other	71,075	37,392

Total current assets	1,399,440	866,152

Fixed assets, net	42,572	25,362
Software development costs and licenses, net of current portion	109,506	95,241
Goodwill	226,705	225,992
Other intangibles, net	5,113	8,827
Other assets	16,294	56,265

Total assets	$1,799,630	$1,277,839

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,452	$79,932
Accrued expenses and other current liabilities	396,617	228,916
Deferred revenue	61,195	26,919
Liabilities of discontinued operations	556	1,232

Total current liabilities	474,820	336,999

Long-term debt	454,031	335,202
Other long-term liabilities	68,973	17,087
Liabilities of discontinued operations, net of current portion	—	556

Total liabilities	997,824	689,844

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 200,000 shares authorized; 105,156 and 93,743 shares issued and 88,918 and 93,743 outstanding at March 31, 2014 and 2013, respectively	1,052	937
Additional paid-in capital	954,699	832,460
Treasury stock, at cost (16,238 common shares at March 31, 2014)	(276,836)	—
Retained earnings (accumulated deficit)	120,775	(240,830)
Accumulated other comprehensive income (loss)	2,116	(4,572)

Total stockholders' equity	801,806	587,995

Total liabilities and stockholders' equity	$1,799,630	$1,277,839

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2014	2013	2012
Net revenue	$2,350,568	$1,214,483	$825,823
Cost of goods sold	1,414,327	715,837	528,855

Gross profit	936,241	498,646	296,968
Selling and marketing	240,996	257,329	183,749
General and administrative	161,374	147,260	121,200
Research and development	105,256	78,184	64,162
Depreciation and amortization	13,359	10,634	12,123

Total operating expenses	520,985	493,407	381,234

Income (loss) from operations	415,256	5,239	(84,266)
Interest and other, net	(33,553)	(31,351)	(19,571)
Loss on extinguishment of debt	(9,014)	—	—
Gain on convertible note hedge and warrants, net	3,461	—	—

Income (loss) from continuing operations before income taxes	376,150	(26,112)	(103,837)

Provision for income taxes	14,459	5,050	3,863

Income (loss) from continuing operations	361,691	(31,162)	(107,700)
(Loss) income from discontinued operations, net of taxes	(86)	1,671	(1,116)

Net income (loss)	$361,605	$(29,491)	$(108,816)

Earnings (loss) per share:
Continuing operations	$3.79	$(0.36)	$(1.30)
Discontinued operations	—	0.02	(0.01)

Basic earnings (loss) per share	$3.79	$(0.34)	$(1.31)

Continuing operations	$3.20	$(0.36)	$(1.30)
Discontinued operations	—	0.02	(0.01)

Diluted earnings (loss) per share	$3.20	$(0.34)	$(1.31)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended March 31,
	2014	2013	2012
Net income (loss)	$361,605	$(29,491)	$(108,816)
Other comprehensive income (loss):
Foreign currency translation adjustment	6,447	(11,590)	(3,785)
Change in unrealized gains on cash flow hedges, net	241	285	59

Other comprehensive income (loss)	6,688	(11,305)	(3,726)

Comprehensive income (loss)	$368,293	$(40,796)	$(112,542)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$361,605	$(29,491)	$(108,816)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and impairment of software development costs and licenses	265,533	230,748	150,700
Depreciation and amortization	13,359	10,634	12,123
Loss (income) from discontinued operations	86	(1,671)	1,116
Amortization and impairment of intellectual property	3,558	7,000	983
Stock-based compensation	78,118	35,765	33,494
Gain on sale of intellectual property	—	—	(2,200)
Deferred income taxes	(19,036)	(841)	1,878
Amortization of discount on Convertible Notes	22,801	18,862	11,728
Amortization of debt issuance costs	1,947	2,021	1,527
Loss on extinguishment of debt	9,014	—	—
Gain on convertible note hedge and warrants, net	(3,461)	—	—
Other, net	(208)	778	1,231
Changes in assets and liabilities:
Restricted cash	(186,350)	8,975	3,627
Accounts receivable	136,453	(144,561)	39,182
Inventory	438	(7,741)	2,101
Software development costs and licenses	(192,357)	(216,893)	(191,223)
Prepaid expenses, other current and other non-current assets	(18,424)	(14,669)	(1,090)
Deferred revenue	34,276	13,055	430
Accounts payable, accrued expenses and other liabilities	194,228	83,734	(39,748)
Net cash used in discontinued operations	(1,318)	(272)	(2,007)

Net cash provided by (used in) operating activities	700,262	(4,567)	(84,964)

Investing activities:
Purchase of fixed assets	(29,813)	(16,820)	(10,786)
Net cash used in discontinued operations	—	—	(1,475)
Cash received from sale of intellectual property	—	—	2,200
Payments in connection with business combinations, net of cash acquired	(1,000)	—	(4,101)

Net cash used in investing activities	(30,813)	(16,820)	(14,162)

Financing activities:
Proceeds from exercise of employee stock options	—	—	239
Repurchase of common stock	(276,836)	—	—
Proceeds from issuance of Convertible Notes	283,188	—	250,000
Payment for extinguishment of 4.375% Convertible Notes	(165,999)	—	—
Proceeds from termination of convertible note hedge transactions	84,429	—	—
Payment for termination of convertible note warrant transactions	(55,651)	—	—
Payment of debt issuance costs	(2,815)	—	(6,875)

Net cash (used in) provided by financing activities	(133,684)	—	243,364

Effects of foreign currency exchange rates on cash and cash equivalents	(2,867)	3,610	(4,318)

Net increase (decrease) in cash and cash equivalents	532,898	(17,777)	139,920
Cash and cash equivalents, beginning of year	402,502	420,279	280,359

Cash and cash equivalents, end of year	$935,400	$402,502	$420,279

Supplemental data:
Interest paid	$9,095	$11,230	$6,992
Income taxes paid	$10,025	$4,702	$1,018

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

							Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock		Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital					Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance, March 31, 2011	86,119	$861	$706,482	—	$—	$(102,523)	$10,459	$615,279

Net loss						(108,816)		(108,816)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(3,785)	(3,785)
Proceeds from exercise of stock options	21	1	238	—	—	—	—	239
Change in unrealized gains on derivative instruments, net	—	—	—	—	—	—	59	59
Stock-based compensation	—	—	39,571	—	—	—	—	39,571
Issuance of 1.75% Convertible Notes	—	—	51,180	—	—	—	—	51,180
Issuance of restricted stock, net of forfeitures and cancellations	3,947	39	(39)	—	—	—	—	—
Issuance of common stock in connection with acquisition	128	1	1,999	—	—	—	—	2,000

Balance, March 31, 2012	90,215	902	799,431	—	—	(211,339)	6,733	595,727

Net loss						(29,491)		(29,491)
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	(11,590)	(11,590)
Change in unrealized gains on derivative instruments, net	—	—	—	—	—	—	285	285
Stock-based compensation	—	—	32,664	—	—	—	—	32,664
Issuance of restricted stock, net of forfeitures and cancellations	3,497	35	(35)	—	—	—	—	—
Issuance of common stock in connection with acquisition	31	—	400	—	—	—	—	400

Balance, March 31, 2013	93,743	937	832,460	—	—	(240,830)	(4,572)	587,995

Net income						361,605		361,605
Change in cumulative foreign currency translation adjustment	—	—	—	—	—	—	6,447	6,447
Change in unrealized gains on derivative instruments, net	—	—	—	—	—	—	241	241
Exercise of stock options	557	6	(6)	—	—	—	—	—
Stock-based compensation	—	—	80,285	—	—	—	—	80,285
Tax benefit associated with stock awards	—	—	7,416	—	—	—	—	7,416
Issuance of 1.00% Convertible Notes	—	—	35,784	—	—	—	—	35,784
Extinguishment of 4.375% Convertible Notes	3,217	32	(26,480)	—	—	—	—	(26,448)
Termination of convertible note hedge transactions	—	—	67,170	—	—	—	—	67,170
Termination of convertible note warrant transactions	—	—	(41,853)	—	—	—	—	(41,853)
Issuance of restricted stock, net of forfeitures and cancellations	7,639	77	(77)	—	—	—	—	—
Repurchased common stock	—	—	—	(16,238)	(276,836)	—	—	(276,836)

Balance, March 31, 2014	105,156	$1,052	$954,699	(16,238)	$(276,836)	$120,775	$2,116	$801,806

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

Discontinued Operations

In February 2010, we completed the sale to SYNNEX Corporation ("Synnex") of our Jack of All Games third-party distribution business, which primarily distributed third-party interactive entertainment software, hardware and accessories in North America. The financial results of our distribution business have been classified as discontinued operations in the Consolidated Statements of Operations for all of the periods presented. The liabilities of this business are reflected as liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented. See Note 2 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to Consolidated Financial Statements relate to the Company's continuing operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses during the reporting periods. Our most significant estimates and assumptions relate to the recoverability of software development costs, licenses and intangibles, valuation of inventories, realization of deferred income taxes, the adequacy of allowances for sales returns, price concessions and doubtful accounts, accrued liabilities, the service period for deferred net revenue, fair value estimates, the valuation of stock-based compensation and assumptions used in our goodwill impairment test. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates. The Company considers transactions or events that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

 Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Our restricted cash balance is primarily related to a dedicated account limited to the payment of certain royalty obligations.

As of March 31, 2014, the estimated fair value of the Company's 1.75% Convertible Notes due 2016 and the Company's 1.00% Convertible Notes due 2018 was $328,825 and $352,763, respectively. See Note 10 for additional information regarding our Convertible Notes. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we use hedging programs in an effort to mitigate the effect of currency exchange rate movements.

Cash Flow Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These transactions, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Consolidated Statements of Operations. During the reporting periods presented, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2014 and 2013, we had $890 and $7,906, respectively, of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of March 31, 2014 and 2013, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Balance Sheet Hedging Activities

We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At March 31, 2014, we had $68,520 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2013, we had $55,397 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the fiscal years ended March 31, 2014, 2013 and 2012, we recorded a loss of $18,425, gain of $2,163 and gain of $746, respectively, related to foreign currency forward contracts in interest and other, net on the Consolidated Statements of Operations. As of March 31, 2014 and 2013, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other at March 31, 2014 and accrued expenses and other current liabilities at March 31, 2013. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Concentration of Credit Risk and Accounts Receivable

We maintain cash balances at several major financial institutions. While we attempt to limit credit exposure with any single institution, balances often exceed insurable amounts.

If the financial condition and operations of our customers deteriorate, our risk of collection could increase substantially. A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for 39.4%, 52.5%, and 43.9% of net revenue during the fiscal years ended March 31, 2014, 2013 and 2012, respectively. As of March 31, 2014 and 2013, five customers accounted for 68.3% and 57.2% of our gross accounts receivable, respectively. Customers that individually accounted for more than 10% of our gross accounts receivable balance comprised 59.8% and 30.5% of such balances at March 31, 2014 and 2013, respectively. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk.

Inventory

Inventory consists of materials, including manufacturing royalties paid to console manufacturers, and is stated at the lower of average cost or market. Estimated product returns are included in the inventory balance at their cost. We regularly review inventory quantities on-hand and in the retail channels and record an inventory provision for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would affect management's estimates in establishing our inventory provision.

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

We evaluate the future recoverability of capitalized software development costs and licenses on a quarterly basis. Recoverability is primarily assessed based on the actual title's performance. For products that are scheduled to be released in the future, recoverability is evaluated based on the expected performance of the specific products to which the cost or license relates. We utilize a number of criteria in evaluating expected product performance, including: historical performance of comparable products developed with comparable technology; market performance of comparable titles; orders for the product prior to its release; general market conditions; and, past performance of the franchise. When management determines that the value of the title is unlikely to be recovered by product sales, capitalized costs are charged to cost of goods sold in the period in which such determination is made.

We have established profit and unit sales based internal royalty programs that allow selected employees to each participate in the success of software titles that they assist in developing. Royalties earned by employees under this program are recorded as a component of cost of goods sold as the related revenues are recognized.

Fixed Assets, net

Office equipment, furniture and fixtures are depreciated using the straight-line method over their estimated useful life of five years. Computer equipment and software are generally depreciated using the straight-line method over three to five years. Leasehold improvements are amortized over the lesser of the term of the related lease or seven years. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations, in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized. The carrying amounts of these assets are recorded at historical cost.

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

Identified intangibles other than goodwill are generally amortized using the straight-line method over the period of expected benefit ranging from two to ten years, except for intellectual property, which is a usage-based intangible asset that is amortized using the shorter of the useful life or expected revenue stream.

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

We recognize revenue on the sales of software products upon the transfer of title and risk of loss to our customers. Accordingly, we recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally based on a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Certain products are sold to customers with a street date (i.e., the earliest date these products may be sold by retailers). For these products we recognize revenue on the later of the street date or the sale date. In addition, some of our software products are sold as full game downloads and digital add-on content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

In providing credit terms to our customers, our payment arrangements typically provide net 30 and 60 day terms. Advances received for licensing and exclusivity arrangements are reported on the balance sheet as deferred revenue until we meet our performance obligations, at which point we recognize the revenue.

For some of our software products, we enter into multiple element revenue arrangements in which we may provide a combination of full game software, additional add-on content, maintenance or support. When all other recognition criteria are met, for our software and software- related multiple element arrangements, we determine the fair value of each delivered and undelivered element using vendor-specific objective evidence ("VSOE") and allocate the total price among the various elements. Absent VSOE for each element, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. For arrangements which require that revenue recognition is deferred, the cost of goods sold is deferred and recognized as the related net revenue is recognized. Deferred cost of goods sold includes product costs, software development costs and royalties and licenses. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period. We determine VSOE for each element based on historical stand-alone sales to third parties. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.

We establish whether our software products contain more-than-inconsequential online functionality by evaluating the significance of the development effort and the nature of the online features, the extent of anticipated marketing focus on the online features, the significance of the online features to the consumers' anticipated overall gameplay experience, and the significance of our post sale obligations to consumers. Determining whether the online functionality for a particular game constitutes more-than-an- inconsequential deliverable is subjective and requires management's judgment.

When software products provide online functionality that has a more-than-inconsequential separate service deliverable, we recognize the software-related revenues and the related cost of sales ratably over the estimated service period of the title (assuming all other recognition criteria are met). When our software products provide limited online functionality at no additional cost to the consumer, we generally consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer revenue related to products containing such online features.

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

Advertising

We expense advertising costs as incurred. Advertising expense for the fiscal years ended March 31, 2014, 2013 and 2012 amounted to $153,732, $185,162 and $122,932, respectively, and are included in "Selling and marketing expense" in the Consolidated Statements of Operations.

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

The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Computation of Basic EPS:
Net income (loss)	$361,605	$(29,491)	$(108,816)

Less: net income allocated to participating securities	(41,065)	—	—

Net income (loss) for basic EPS calculation	$320,540	$(29,491)	$(108,816)

Total weighted average shares outstanding—basic	95,347	85,581	83,356
Less: weighted average participating securities outstanding	(10,828)	—	—

Weighted average common shares outstanding—basic	84,519	85,581	83,356

Basic EPS	$3.79	$(0.34)	$(1.31)

Computation of Diluted EPS:
Net income (loss)	$361,605	$(29,491)	$(108,816)
Less: net income allocated to participating securities	(31,397)	—	—
Add: interest expense, net of tax, on Convertible Notes	33,718	—	—

Net income (loss) for diluted EPS calculation	$363,926	$(29,491)	$(108,816)

Weighted average shares outstanding—basic	84,519	85,581	83,356
Add: dilutive effect of common stock equivalents	29,363	—	—

Weighted average common shares outstanding—diluted	113,882	85,581	83,356

Diluted EPS	$3.20	$(0.34)	$(1.31)

The Company incurred a net loss for the fiscal years ended March 31, 2013 and 2012; therefore, the basic and diluted weighted average shares outstanding exclude the effect of unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive.

Our unvested restricted stock awards (including restricted stock units, time-based and market-based restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted stock awards from the numerator and excludes the dilutive effect of those awards from the denominator. For the fiscal years ended March 31, 2013 and 2012, we had 7,357,000 and 5,724,000, respectively, of unvested share-based awards that are considered participating securities which are excluded due to the net loss for those periods.

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

In connection with the issuance of our 4.375% Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 10) which were excluded from the calculation of diluted EPS because their effect is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our 4.375%

Convertible Notes, the Company entered into warrant transactions (see Note 10). On June 12, 2013, the Company entered into Unwind Agreements with respect to the convertible note hedge transactions and Unwind Agreements with respect to the warrant transactions with each of the hedge counterparties (see Note 10).

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

Market-based restricted stock awards are typically awarded to executives and non-employee consultants. We estimate the fair value of market-based awards using the Monte Carlo Simulation method which takes into account the probability that the market conditions of the awards will be achieved. We apply variable accounting to our non-employee market-based awards. We have granted market-based awards that vest based on a variety of conditions. Our employee and non-employee market-based awards are amortized over their estimated derived service period, which typically ranges from three to four years.

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

 Recently Issued Accounting Pronouncements

Reclassification of Accumulated Other Comprehensive Income

In February 2013, new guidance was issued requiring new disclosures about reclassifications from accumulated other comprehensive income to net income. This new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This new guidance became effective prospectively for annual and interim periods beginning after December 15, 2012 (April 1, 2013 for the Company). Since there were no reclassifications during the year ending March 31, 2014, the adoption of this new guidance did not have an effect on our Consolidated Financial Statements.

Presentation of Unrecognized Tax Benefits

In July 2013, new guidance was issued requiring that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2013 (April 1, 2014 for the Company), and will require prospective application. While early adoption is permitted, we will adopt the guidance beginning April 1, 2014. The adoption is not expected to have a material effect on our Consolidated Financial Statements.

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

The following is a summary of the results of the discontinued operations:

	Fiscal Year Ended March 31,
	2014	2013	2012
(Loss) income before income taxes	$(86)	$355	$(1,116)
Gain on sale	—	1,316	—

Net (loss) income	$(86)	$1,671	$(1,116)

The following is a summary of the liabilities of discontinued operations primarily related to a liability for a lease assumption without economic benefit less estimates of sublease income. The lease matures on September 30, 2014.

	March 31, 2014	March 31, 2013
Liabilities of discontinued operations:
Current:
Accrued expenses and other current liabilities	$556	$1,232

Total current liabilities	556	1,232
Other non-current liabilities	—	556

Total liabilities of discontinued operations	$556	$1,788

3.     MANAGEMENT AGREEMENT

In March 2007, we entered into a management services agreement (as amended, the "Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), whereby ZelnickMedia provides us with certain management, consulting and executive level services. In May 2011, we entered into an amended management agreement (the "2011 Management Agreement") with ZelnickMedia pursuant to which ZelnickMedia will continue to provide management, consulting and executive level services to the Company through May 2015. As part of the 2011 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, serves as President. In September 2011, the 2011 Management Agreement, which upon effectiveness, superseded and replaced the Management Agreement was approved by the Company's stockholders at the Company's 2011 Annual Meeting. The 2011 Management Agreement provides for the annual management fee to remain at $2,500, subject to annual increases in the amount of 3% over the term of the agreement, and the maximum annual bonus was increased to $3,500 from $2,500, subject to annual increases in the amount of 3% over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $6,365, $6,180 and $2,500 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

In March 2014, we entered into a Management Agreement, (the "New Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia will continue to provide management, consulting and executive level services to the Company through March 13, 2019. As part of the New Management Agreement, Strauss Zelnick will continue to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff will continue to serve as President of the Company. The New Management Agreement, which became effective April 1, 2014 will supersede and replace the 2011 Management Agreement. The New Management Agreement provides for an annual management fee of $2,970 which will not be increased or decreased over the term of the agreement, and a maximum annual bonus of $4,752 which will not be increased or decreased over the term of the agreement, based on the Company achieving certain performance thresholds. In connection with the New Management Agreement, on April 1, 2014 the Company granted ZelnickMedia 619,490 restricted units that are eligible to vest on April 1, 2016, subject to adjustment, forfeiture and the other terms and conditions of the New Management Agreement and the related restricted unit agreement.

Pursuant to the Management Agreement and 2011 Management Agreement, we also issued stock-based awards to ZelnickMedia. See Note 13 for a discussion of such awards.

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

	March 31, 2014	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$683,087	$683,087	$—	$—	Cash and cash equivalents
Bank-time deposits	$88,525	$88,525	$—	$—	Cash and cash equivalents

5.     INVENTORY

Inventory balances by category are as follows:

	March 31,
	2014	2013
Finished products	$28,418	$28,026
Parts and supplies	1,362	2,192

Inventory	$29,780	$30,218

Estimated product returns included in inventory at March 31, 2014 and 2013 were $578 and $1,505, respectively.

6.     SOFTWARE DEVELOPMENT COSTS AND LICENSES

Details of our capitalized software development costs and licenses are as follows:

	March 31, 2014		March 31, 2013
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$53,041	$60,196	$178,297	$38,592
Software development costs, externally developed	51,643	49,310	10,469	53,649
Licenses	11,519	—	10,189	3,000

Software development costs and licenses	$116,203	$109,506	$198,955	$95,241

Software development costs and licenses as of March 31, 2014 and 2013 included $211,302 and $270,488, respectively, related to titles that have not been released.

Amortization and impairment of software development costs and licenses are as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Amortization of software development costs and licenses	$236,759	$231,423	$144,385
Impairment of software development costs and licenses	52,863	9,385	11,459
Less: Portion representing stock-based compensation	(24,089)	(10,060)	(5,144)

Amortization and impairment, net of stock-based compensation	$265,533	$230,748	$150,700

7.     FIXED ASSETS, NET

Fixed asset balances by category are as follows:

	March 31,
	2014	2013
Computer equipment	$55,751	$36,152
Computer software	38,111	31,466
Leasehold improvements	33,968	31,339
Office equipment	5,672	5,819
Furniture and fixtures	5,865	5,334

	139,367	110,110
Less: accumulated depreciation	96,795	84,748

Fixed assets, net	$42,572	$25,362

Depreciation expense related to fixed assets for the fiscal years ended March 31, 2014, 2013 and 2012 was $13,203, $10,200 and $11,467, respectively.

8.     GOODWILL AND INTANGIBLE ASSETS, NET

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

For the fiscal years ended March 31, 2014, 2013 and 2012, we did not recognize an impairment loss on goodwill.

The change in our goodwill balance is as follows:

Total
Balance at March 31, 2012	$228,169
Additions and adjustments	1,500
Currency translation adjustment	(3,677)

Balance at March 31, 2013	225,992

Additions and adjustments	—
Currency translation adjustment	713

Balance at March 31, 2014	$226,705

The following table sets forth the components of the intangible assets subject to amortization:

		March 31, 2014			March 31, 2013
	Estimated Useful Lives (Years)
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intellectual property	2-6	$26,949	$(21,836)	$5,113	$26,949	$(18,718)	$8,231
Trademarks	7-10	13,839	(13,839)	—	13,838	(13,682)	156
Technology	3	3,200	(3,200)	—	3,200	(2,760)	440
Non-compete	5-10	5,249	(5,249)	—	5,160	(5,160)	—

		$49,237	$(44,124)	$5,113	$49,147	$(40,320)	$8,827

Amortization of intangible assets is included in our Consolidated Statements of Operations as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Cost of goods sold	$3,558	$7,000	$983
Depreciation and amortization	156	434	656

Total amortization of intangible assets	$3,714	$7,434	$1,639

Estimated future amortization of intangible assets that will be recorded in cost of goods sold and operating expenses for the years ending March 31, are as follows:

2015	$425
2016	79
2017	4,023
2018	561
2019	25

Total	$5,113

9.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	March 31,
	2014	2013
Software development royalties	$258,129	64,840
Compensation and benefits	44,255	33,564
Licenses	16,917	12,268
Marketing and promotions	16,552	21,601
Income tax payable and deferred tax liability	15,362	53,261
Professional fees	8,781	7,733
Rent and deferred rent obligations	8,111	8,456
Sales tax liability	6,592	3,950
Deferred consideration for acquisitions	1,498	2,498
Other	20,420	20,745

Accrued expenses and other current liabilities	$396,617	$228,916

10.   LONG-TERM DEBT

Credit Agreement

In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at March 31, 2014), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.65% at March 31, 2014), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability. We had no outstanding borrowings at March 31, 2014 and 2013.

Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25,000.

Information related to availability on our Credit Agreement is as follows:

	March 31, 2014	March 31, 2013
Available borrowings	$63,630	$73,565
Outstanding letters of credit	1,664	1,664

We recorded interest expense and fees related to the Credit Agreement of $637, $638 and $1,248 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's Convertible Notes (as defined herein) upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third-parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of March 31, 2014, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

On June 12, 2013, we issued a notice of redemption calling all of our outstanding 4.375% Convertible Notes, in the aggregate principal amount of $138,000, for redemption on August 29, 2013 at a redemption price of $1 per $1 principal amount, plus accrued and unpaid interest up to, but not including, the redemption date (the period from June 12, 2013 to August 29, 2013 is the "Notice Period"). Holders who elected to convert during the Notice Period were entitled to make-whole shares in addition to such shares they would otherwise be entitled to receive upon conversion. The notice of redemption specified that we would settle any 4.375% Convertible Notes surrendered for conversion in connection with the redemption on a combination settlement basis by paying cash up to a cash amount equal to $166,000 in the aggregate of converted notes and delivering shares of our common stock in respect of the amount, if any, by which our conversion obligation exceeded such cash amount. During the Notice Period, $137,993 of 4.375% Convertible Notes were converted for $165,992 in cash and 3,217,000 shares of our common stock. On August 29, 2013, we paid $7 in cash and we redeemed $7 of 4.375% Convertible Notes. During the fiscal year ended March 31, 2014, we recorded a loss on extinguishment, net of capitalized debt issuance costs, totaling $9,014 related to these transactions.

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

On June 12, 2013, the Company entered into Unwind Agreements with respect to the convertible note hedge transactions and Unwind Agreements with respect to the warrant transactions with each of the hedge counterparties (collectively, the "Unwind Agreements"). Pursuant to the terms of the Unwind Agreements, and in connection with the Company's issuance of a notice of redemption for all the 4.375% Convertible Notes, the Company had the right to deliver a notice to the hedge counterparties, prior to the redemption date set forth in such redemption notice, designating an early termination date for the convertible note hedge transactions and warrant transactions. The hedge counterparties owed a cash payment to the Company as a result of the early termination of the convertible note hedge transactions that was calculated based on its current fair market value. The Company owed a cash payment to the warrant holders, as applicable, as a result of the early termination of the warrant transactions that was calculated based on its current fair market value. As a result of the Unwind Agreements, the convertible note hedge transactions and warrant transactions were accounted for as derivatives whereby the fair values of these transactions were reported as a convertible note hedge receivable and as a convertible note warrant liability with an offsetting impact to additional paid-in capital. Gains and losses on the derivatives resulting from their unwinding were reported in gain on convertible note hedge and warrants, net, in our Consolidated Statements of Operations. In August 2013, the payment received from unwinding the associated convertible note hedge transactions resulted in proceeds to us of $84,429, offset by $55,651 we paid the warrant holders.

During the fiscal year ended March 31, 2014, we recorded a gain of approximately $17,259 resulting from the unwinding of our convertible note hedge transactions and a loss of approximately $13,798 resulting from the unwinding of our convertible note warrant transactions to gain on convertible note hedge and warrants, net, in our Consolidated Statements of Operations.

The following table provides additional information related to our 4.375% Convertible Notes:

March 31, 2013
Additional paid-in capital	$42,018

Principal amount of 4.375% Convertible Notes	$138,000
Unamortized discount of the liability component	12,819

Net carrying amount of 4.375% Convertible Notes	$125,181

Carrying amount of debt issuance costs	$797

The following table provides the components of interest expense related to our 4.375% Convertible Notes:

	Fiscal Year Ended March 31,
	2014	2013	2012
Cash interest expense (coupon interest expense)	$2,516	$6,038	$6,038
Non-cash amortization of discount on 4.375% Convertible Notes	4,358	9,550	$8,392
Amortization of debt issuance costs	284	682	$682

Total interest expense related to 4.375% Convertible Notes	$7,158	$16,270	$15,112

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

The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of March 31, 2014, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

The following table provides additional information related to our 1.75% Convertible Notes:

	March 31, 2014	March 31, 2013
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	30,025	39,979

Net carrying amount of 1.75% Convertible Notes	$219,975	$210,021

Carrying amount of debt issuance costs	$2,716	$3,821

The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Fiscal Year Ended March 31,
	2014	2013	2012
Cash interest expense (coupon interest expense)	$4,375	$4,375	$1,641
Non-cash amortization of discount on 1.75% Convertible Notes	9,954	$9,312	$3,336
Amortization of debt issuance costs	1,105	$1,158	$449

Total interest expense related to 1.75% Convertible Notes	$15,434	$14,845	$5,426

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

The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.00% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.00% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.00% Convertible Notes will automatically become due and payable immediately. As of March 31, 2014, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

We separately account for the liability and equity components of the 1.00% Convertible Notes in a manner that reflects the Company's nonconvertible debt borrowing rate. We estimated the fair value of the 1.00% Convertible Notes to be $225,567 upon issuance of our 1.00% Convertible Notes, assuming a 6.15% non-convertible borrowing rate. The carrying amount of the equity component was determined to be approximately $57,621 by deducting the fair value of the liability component from the net proceeds of the 1.00% Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest and other, net over the term of the 1.00% Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the $2,815 of banking, legal and accounting fees related to the issuance of the 1.00% Convertible Notes, we allocated $2,209 to the liability component and $606 to the equity component. Debt issuance costs attributable to the liability component are being amortized to interest and other, net over the term of the 1.00% Convertible Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

The following table provides additional information related to our 1.00% Convertible Notes:

March 31, 2014
Additional paid-in capital	$35,784

Principal amount of 1.00% Convertible Notes	$287,500
Unamortized discount of the liability component	53,444

Net carrying amount of 1.00% Convertible Notes	$234,056

Carrying amount of debt issuance costs	$1,831

The following table provides the components of interest expense related to our 1.00% Convertible Notes:

Fiscal Year Ended March 31, 2014
Cash interest expense (coupon interest expense)	$2,259
Non-cash amortization of discount on 1.00% Convertible Notes	8,489
Amortization of debt issuance costs	378

Total interest expense related to 1.00% Convertible Notes	$11,126

11.   COMMITMENTS AND CONTINGENCIES

A summary of annual minimum contractual obligations and commitments as of March 31, 2014 is as follows:

Fiscal Year Ending March 31,	Licensing and Marketing	Software Development	Operating Leases	Purchase Obligations	Convertible Notes Interest	Convertible Notes	Total
2015	$36,830	$82,113	$22,180	$9,890	$8,688	$—	$159,701
2016	20,096	12,210	18,723	4,238	7,250	—	62,517
2017	38,632	9,345	16,315	639	7,250	250,000	322,181
2018	14,632	—	14,440	—	2,875	—	31,947
2019	11,920	—	15,119	—	1,438	287,500	315,977
Thereafter	—	—	43,986	—	—	—	43,986

Total	$122,110	$103,668	$130,763	$14,767	$27,501	$537,500	$936,309

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

Software Development Agreements:    We make payments to third-party software developers that include contractual payments to developers under several software development agreements that expire at various times through September 2016. Our aggregate outstanding software development commitments assume satisfactory performance by third-party software developers.

Lease Commitments:    Our offices are occupied under non-cancelable operating leases expiring at various times through fiscal year 2025. We also lease certain furniture, equipment and automobiles under non-cancelable leases expiring through fiscal year 2020. Some of the leases have fixed rent increases and also include inducements to enter into the lease. The effect of such amounts are deferred and recognized on a straight-line basis over the related lease term. Included in the cash commitments for operating leases above is a lease assumption without economic benefit related to our discontinued operations. See Note 2 to our Consolidated Financial Statements for additional information regarding discontinued operations. Rent expense amounted to $15,574, $15,107 and $16,018 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Purchase obligations:    These obligations are primarily related to agreements to purchase services that are enforceable and legally binding on the Company that specifies all significant terms, including fixed, minimum or variable pricing provisions; and the approximate timing of the transactions, expiring at various times through August 2016.

Contingent Consideration:    Part of our business acquisition strategy has been to make a portion of the purchase price of certain acquisitions dependent on product delivery or future product sales. The amounts and timing of these payments are currently not fixed or determinable. Our acquisition of 2K Czech a.s., formerly known as Illusion Softworks, a.s, in December 2007, had contingent payments in cash and stock based on future product sales of up to $10,000, of which $8,601 was paid as of March 31, 2014. Under the terms of our acquisition of the assets of Rockstar New England, Inc., formerly known as Mad Doc Software LLC, in March 2008 up to $15,000 payable in cash or stock, based on meeting certain employment provisions and future product sales, of which $2,650 was paid as of March 31, 2014. During the fiscal years ended March 31, 2014 and 2012, we paid contingent consideration of $1,000 and $4,101, respectively, for our prior acquisitions. During the fiscal years ended March 31, 2013 and 2012, we paid $400 and $2,000 by issuing 30,726 and 128,439 shares, respectively, of our unregistered common stock as contingent consideration for our prior year acquisitions.

Employee Savings Plans:    For our United States employees we maintain a 401(k) retirement savings plan and trust. Our 401(k) plan is offered to all eligible employees and participants may make voluntary contributions. We also have various pension plans for our non-U.S. employees, some of which are required by local laws, and allow or require Company contributions. Employer contributions under all defined contribution and pension plans during the fiscal years ended March 31, 2014, 2013 and 2012 were $7,476, $6,089 and $5,570, respectively.

Income Taxes:    At March 31, 2014, the Company had recorded a liability for gross unrecognized tax benefits of $24,880 for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, therefore, these liabilities have not been included in the contractual obligations table.

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

12.   INCOME TAXES

Components of income (loss) before income taxes are as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Domestic	$197,992	$16,924	$(62,655)
Foreign	178,158	(43,036)	(41,182)

Income (loss) from continuing operations before income taxes	$376,150	$(26,112)	$(103,837)

Provision for current and deferred income taxes consists of the following:

	Fiscal Year Ended March 31,
	2014	2013	2012
Current:
U.S. federal	$16,340	$3,705	$(729)
U.S. state and local	4,527	456	(55)
Foreign	12,628	1,730	2,769

Total current income taxes	33,495	5,891	1,985
Deferred:
U.S. federal	(14,216)	(1,821)	1,712
U.S. state and local	(3,462)	134	126
Foreign	(1,358)	846	40

Total deferred income taxes	(19,036)	(841)	1,878

Provision for income taxes	$14,459	$5,050	$3,863

A reconciliation of our effective tax rate to the U.S. statutory federal income tax rate is as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
U.S. federal statutory rate	35.0%	(35.0)%	(35.0)%
Foreign tax rate differential	(10.4)%	41.5%	10.6%
Tax amortization of goodwill	0.5%	7.7%	1.8%
Foreign earnings	1.6%	4.0%	(2.3)%
State and local taxes, net of U.S. federal benefit	0.3%	2.3%	0.0%
Valuation allowance—domestic	(19.8)%	(28.4)%	20.5%
Valuation allowance—foreign	(5.1)%	22.2%	5.0%
Other	1.7%	5.0%	3.1%

Effective tax rate	3.8%	19.3%	3.7%

The effects of temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	March 31,
	2014	2013
Deferred tax assets:
Current deferred tax assets:
Sales returns and allowances (including bad debt)	$8,757	$7,823
Inventory reserves	1,120	1,054
Deferred rent	3,364	4,017
Deferred revenue	15,157	6,790
Bonus	20,586	2,159
Equity compensation	17,232	17,605
Other	6,545	(2,001)

Total current deferred tax assets	72,761	37,447
Less: Valuation allowance	(26,689)	(20,858)

Net current deferred tax assets	46,072	16,589
Noncurrent deferred tax assets:
Equity compensation	2,552	2,598
Domestic net operating loss carryforward	3,645	142,385
Tax credit carryforward	17,368	8,724
Foreign net operating loss carryforwards	8,083	29,682

Total noncurrent deferred tax assets	31,648	183,389
Less: Valuation allowance	(14,085)	(112,054)

Net noncurrent deferred tax assets	17,563	71,335
Deferred tax liabilities:
Current deferred tax liabilities:
Capitalized software and depreciation	(25,806)	(65,808)

Total current deferred tax liabilities	(25,806)	(65,808)

Net current deferred tax asset (liability)	$20,266	$(49,219)

Noncurrent deferred tax liabilities:
Convertible debt	(29,222)	(19,471)
Intangible amortization	(4,408)	(2,703)
Capitalized software and depreciation	(6,983)	(3,940)

Total noncurrent deferred tax liabilities	(40,613)	(26,114)

Net noncurrent deferred tax (liability) asset	$(23,050)	$45,221

The valuation allowance is primarily attributable to deferred tax assets for which no benefit is provided due to uncertainty with respect to their realization. The net deferred tax liability is primarily the result of deferred tax liabilities related to indefinite lived intangibles, which cannot be used to offset deferred tax assets.

At March 31, 2014, we had domestic net operating loss carryforwards totaling $9,788, which will begin to expire in 2015. In addition, we had foreign net operating loss carryforwards of $63,280, of which $4,607 will begin to expire in 2015, $45,248 will expire in 2020, and the remainder may be carried forward indefinitely.

The total amount of undistributed earnings of foreign subsidiaries was approximately $315,700 at March 31, 2014 and $104,100 at March 31, 2013. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries are repatriated. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.

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

As of March 31, 2014 and 2013, we had gross unrecognized tax benefits, including interest and penalties, of $24,880 and $21,712, respectively, of which $24,880 and 14,302, respectively, would affect our effective tax rate if realized.

The aggregate changes to the liability for gross uncertain tax positions, excluding interest and penalties, were as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Balance, beginning of period	$20,400	$20,328	$13,352
Additions:
Current year tax positions	5,069	73	1,741
Prior year tax positions	2,008	2,812	5,805
Reduction of prior year tax positions	(3,219)	(2,605)	—
Lapse of statute of limitations	(667)	(81)	(750)
Other, net	(55)	(127)	180

Balance, end of period	$23,536	$20,400	$20,328

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes in our Consolidated Statements of Operations. For the fiscal years ended March 31, 2014 and 2012, we recognized an increase in interest and penalties of approximately $32 and $339, respectively. For the fiscal year ended March 31, 2013, we recognized a decrease in interest and penalties of approximately $766. The gross amount of interest and penalties accrued as of March 31, 2014 and 2013 was approximately $1,344 and $1,312, respectively.

We are generally no longer subject to audit for U.S. federal income tax returns for periods prior to our fiscal year ended October 31, 2010 and state income tax returns for periods prior to the fiscal year ended October 31, 2007. With few exceptions, we are no longer subject to income tax examinations in non-U.S. jurisdictions for years prior to our fiscal year ended October 31, 2010. U.S. federal taxing authorities have completed examinations of our income tax returns through the fiscal years ended October 31, 2009. Certain U.S. state taxing authorities are currently examining our income tax returns for fiscal years ending October 31, 2004 through October 31, 2010. The determination as to further adjustments to our gross unrecognized tax benefits during the next 12 months is not practicable.

We believe that we have provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial statements. However, there can be no assurances as to the possible outcomes.

13.   STOCK-BASED COMPENSATION

Our stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests. For similar reasons, we also granted non-employee equity awards, which are subject to variable accounting, to ZelnickMedia in connection with their contract to provide executive management services to us. We issue shares to employees on the date the restricted stock awards are granted and therefore shares granted have voting rights, participate in dividends and are considered issued and outstanding.

In April 2009, our stockholders approved our 2009 Stock Incentive Plan (the "2009 Plan"). The aggregate number of shares issuable under this plan was 6,409,000, representing 4,900,000 new shares available for grant approved by our stockholders and 1,509,000 shares allocated from the Incentive Stock Plan and 2002 Stock Option Plan. Our stockholders have further approved amendments to the 2009 Plan to increase the available shares for issuance by 2,750,000 in April 2010, by 5,000,000 in September 2011, by 2,800,000 in September 2012, and by 5,250,000 in September 2013. The 2009 Plan is administered by the Compensation Committee of the Board of Directors and allows for awards of restricted stock, deferred stock and other stock-based awards of our common stock to employees and non-employees. As of March 31, 2014, there were approximately 4,694,000 shares available for issuance under the 2009 Plan.

Subject to the provisions of the plans, the Board of Directors or any Committee appointed by the Board of Directors, has the authority to determine the individuals to whom the equity awards are to be granted, the number of shares to be covered by each equity award, the vesting period, restrictions, if any, on the equity award, the terms and conditions of the equity award.

The following table summarizes stock-based compensation expense included in our Consolidated Statements of Operations:

	Fiscal Year Ended March 31,
	2014	2013	2012
Cost of goods sold	$30,124	$10,060	$5,144
Selling and marketing	10,136	5,562	5,042
General and administrative	28,991	17,824	19,963
Research and development	8,867	2,319	3,345

Stock-based compensation expense	$78,118	$35,765	$33,494

Capitalized stock-based compensation expense	$26,156	$6,964	$11,220

During the fiscal years ended March 31, 2014, 2013 and 2012, we recorded $16,807, $8,789 and $13,365, respectively, of stock-based compensation expense for non-employee awards, which was included in general and administrative expenses.

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

In June 2008, pursuant to the Management Agreement, we granted 600,000 shares of restricted stock to ZelnickMedia that vested annually over a three year period and 900,000 shares of market-based restricted stock that could have vested over a four year period through June 2012, provided that the Company's Total Shareholder Return (as defined in the relevant grant agreements) was at or higher than the 75th percentile of the NASDAQ Industrial Index measured annually on a cumulative basis. Because the price of our common stock did not achieve its performance targets, the 900,000 shares of market-based restricted stock were forfeited in June 2012. For the fiscal year ended March 31, 2012, we recorded expenses of $499 of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the Management Agreement.

In April 2011, pursuant to the 2011 Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that will vest annually through April 1, 2015 and 1,650,000 shares of market-based restricted stock that will be eligible to vest through April 1, 2015, based on the Company's Total Shareholder Return (as defined in the relevant grant agreements) relative to the Total Shareholder Return of the companies that constitute the NASDAQ Composite Index measured annually on a cumulative basis. To earn all of the shares of market-based restricted stock, the Company must perform at the 75th percentile, or top quartile, of the NASDAQ Composite Index. The unvested portion of the shares of restricted stock granted pursuant to the 2011 Management Agreement as of March 31, 2014 and 2013 was 1,894,750 and 2,169,750 shares, respectively. For the fiscal years ended March 31, 2014, 2013 and 2012, we recorded expenses of $16,807, $8,789 and $12,866 of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the 2011 Management Agreement.

We measure the fair value of our market-based awards to employees and non-employees using the Monte Carlo Simulation method, which takes into account assumptions such as the expected volatility of our common stock, the risk-free interest rate based on the contractual term of the award, expected dividend yield, vesting schedule and the probability that the market conditions of the award will be achieved. The estimated value of market-based restricted stock awards granted to employees during the fiscal years ended March 31, 2014, 2013 and 2012 was $15.73, $9.36 and $16.29 per share, respectively.

Each reporting period, we remeasure the fair value of the unvested portion of the market-based restricted stock awards granted to ZelnickMedia. For the fiscal years ended March 31, 2014, 2013 and 2012, the estimated value of the awards granted to ZelnickMedia during the fiscal year ended March 31, 2012 was $11.83, $7.65 and $12.10 per share, respectively. For the fiscal year ended March 31, 2012, the estimated value of the awards granted to ZelnickMedia during the fiscal year ended October 31, 2008 was $0.02 per share.

The following table summarizes the weighted-average assumptions used in the Monte Carlo Simulation method:

	Fiscal Year Ended March 31,
	2014		2013		2012
	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based	Employee Market-Based	Non-Employee Market-Based
Risk-free interest rate	0.6%	0.2%	0.6%	0.3%	0.4%	0.4%
Expected stock price volatility	39.1%	36.5%	49.3%	40.0%	58.2%	46.3%
Expected service period (years)	2.0	3.4	2.8	3.3	2.0	3.1
Dividends	None	None	None	None	None	None

The following table summarizes the activity in non-vested restricted stock awards to employees and ZelnickMedia under our stock-based compensation plans:

	Shares (in thousands)	Weighted Average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2013	7,357	$11.33
Granted	8,035	16.87
Vested	(3,863)	14.18
Forfeited	(374)	12.42

Non-vested restricted stock at March 31, 2014	11,155	$11.38

As of March 31, 2014, the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested restricted stock awards were approximately $125,984 and will be recognized as compensation expense on a straight-line basis over the remaining vesting period, or capitalized as software development costs.

Stock Options

Pursuant to the Management Agreement, in August 2007, we issued stock options to ZelnickMedia to acquire 2,009,075 shares of our common stock at an exercise price of $14.74 per share, which vested over 36 months and expire 10 years from the date of grant. In November 2013, we entered into an amendment to the stock option agreement permitting ZelnickMedia to exercise the stock options on a "net exercise" basis. Each month, we remeasured the fair value of the unvested portion of such options and recorded compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period. As a result, changes in the price of our common stock affected compensation expense or benefit recognized from period to period. In a net exercise of stock options, an optionee receives the number of shares equal to the number of options being exercised less the number of shares necessary to satisfy the cost to exercise the options. A net exercise of stock options results in fewer shares being issued and no cash proceeds provided to us when the net exercise option is exercised. On February 18, 2014, ZelnickMedia exercised its 2,009,075 stock options on a net exercise basis in exchange for 557,410 shares of the Company's common stock.

The following table summarizes the activity in stock options awarded to employees and ZelnickMedia under our stock-based compensation plans and also includes non-plan options:

	Fiscal Year Ended March 31,
	2014		2013		2012
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,009	$14.74	2,164	$15.16	2,317	$15.37
Exercised(1)	(2,009)	14.74	—	—	(22)	10.96
Forfeited	—	—	(155)	20.59	(131)	19.52

Outstanding at end of period	—	$—	2,009	$14.74	2,164	$15.16

Exercisable at period-end	—	$—	2,009	$14.74	2,164	$15.16

Remaining weighted average contractual life of options exercisable (years)		—		4.4		5.0
Aggregate intrinsic value		$—		$2,833		$1,296

(1)
Includes options that were exercised through net share settlement. As a result, only 557 thousand shares were issued with no corresponding option cost in fiscal year ending March 31, 2014.

Valuation Assumptions

Generally, our assumptions are based on historical information and judgment is required to determine if historical trends could be indicators of future outcomes. For the fiscal years ended March 31, 2014, 2013 and 2012, we estimated stock price volatility of all stock-based compensation awards using a combination of historical volatility and implied volatility for publicly traded options on our common stock. In addition, stock-based compensation expense is calculated based on the number of awards that are ultimately expected to vest, and therefore are reduced for estimated forfeitures. Our estimate of expected forfeitures is based on our historical annual forfeiture rate of 5%. The estimated forfeiture rate, which is evaluated at each balance sheet date throughout the life of the award, provides a time-based adjustment of forfeited shares. The estimated forfeiture rate is reassessed at each balance sheet date and may have changed based on new facts and circumstances.

Share Repurchase Program

In January 2013, our Board of Directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the fiscal year ended March 31, 2014, the Company repurchased approximately 4,217,000 shares of our common stock in the open market for approximately $73,325, including commissions of $42, as part of the program. As of March 31, 2014, up to approximately 3,283,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization.

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

All of the repurchased shares described in this note have been classified as treasury stock in our Consolidated Balance Sheets.

14.   SEGMENT AND GEOGRAPHIC INFORMATION

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

We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Fiscal Year Ended March 31,
Net revenue by geographic region:	2014	2013	2012
United States	$1,093,918	$710,488	$449,189
Europe	903,610	328,003	246,260
Canada and Latin America	178,816	88,427	61,773
Asia Pacific	174,224	87,565	68,601

Total net revenue	$2,350,568	$1,214,483	$825,823

Net revenue by product platform was as follows:

	Fiscal Year Ended March 31,
Net revenue by product platform:	2014	2013	2012
Console	$2,148,494	$975,994	$703,188
PC and other	192,361	216,321	87,318
Handheld	9,713	22,168	35,317

Total net revenue	$2,350,568	$1,214,483	$825,823

Our products are delivered through physical retail and digital online services (digital download, online platforms and cloud streaming). Net revenue by distribution channel was as follows:

	Fiscal Year Ended March 31,
Net revenue by distribution channel:	2014	2013	2012
Physical retail and other	$1,978,598	$958,355	$719,179
Digital online	371,970	256,128	106,644

Total net revenue	$2,350,568	$1,214,483	$825,823

15.   INTEREST AND OTHER, NET

	Fiscal Year Ended March 31,
	2014	2013	2012
Interest expense, net	$(33,961)	$(30,763)	$(20,616)
Gain on sale	—	—	2,200
Foreign currency exchange gain (loss)	209	(778)	(1,311)
Other	199	190	156

Interest and other, net	$(33,553)	$(31,351)	$(19,571)

During the fiscal year ended March 31, 2012, we sold certain intellectual property assets for $2,200 in cash and additional contingent royalties, resulting in a gain on sale of $2,200. The disposition did not involve a significant amount of assets or materially affect our operating results.

16.   OTHER COMPREHENSIVE INCOME

The following table provides the components of accumulated other comprehensive income (loss):

	Foreign currency translation adjustments	Unrealized gain on derivative instruments	Total
Balance at March 31, 2013	$(4,916)	$344	$(4,572)
Other comprehensive income before reclassifications	6,447	241	6,688
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Balance at March 31, 2014	$1,531	$585	$2,116

	Foreign currency translation adjustments	Unrealized gain on derivative instruments	Total
Balance at March 31, 2012	$6,674	$59	$6,733
Other comprehensive income before reclassifications	(11,590)	285	(11,305)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Balance at March 31, 2013	$(4,916)	$344	$(4,572)

17.   SUPPLEMENTARY FINANCIAL INFORMATION

The following table provides details of our valuation and qualifying accounts:

	Beginning Balance	Additions(1)	Deductions	Other	Ending Balance
Fiscal Year Ended March 31, 2014
Valuation allowance for deferred income taxes	$132,912	$—	$(92,138)	$—	$40,774

Sales returns, price protection and other allowances	$62,880	$138,050	$(127,458)	$606	$74,078
Allowance for doubtful accounts	1,201	736	(497)	—	1,440

Total accounts receivable allowances	$64,081	$138,786	$(127,955)	$606	$75,518

Fiscal Year Ended March 31, 2013
Valuation allowance for deferred income taxes	$134,168	$—	$(1,256)	$—	$132,912

Sales returns, price protection and other allowances	$50,290	$109,107	$(95,901)	$(616)	$62,880
Allowance for doubtful accounts	712	487	—	2	1,201

Total accounts receivable allowances	$51,002	$109,594	$(95,901)	$(614)	$64,081

Fiscal Year Ended March 31, 2012
Valuation allowance for deferred income taxes	$114,643	$19,525	$—	$—	$134,168

Sales returns, price protection and other allowances	$42,104	$119,462	$(110,085)	$(1,191)	$50,290
Allowance for doubtful accounts	796	—	(84)	—	712

Total accounts receivable allowances	$42,900	$119,462	$(110,169)	$(1,191)	$51,002

(1)
Includes price concessions of $65,996, $66,207 and $85,977; returns of $23,299, $14,976 and $9,608; and other sales allowances including rebates, discounts and cooperative advertising of $48,755, $27,924 and $23,877 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

18.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth quarterly supplementary data for each of the years in the two-year period ended March 31, 2014:

	Quarter
Fiscal Year Ended March 31, 2014	First	Second	Third	Fourth
Net revenue	$142,667	$148,824	$1,863,869	$195,208
Software development costs and royalties	53,728	51,090	200,333	28,299
Product costs	30,987	33,142	374,710	39,022
Licenses	6,187	2,969	42,522	12,734
Internal royalties	2,940	5,262	502,169	28,233

Cost of goods sold	93,842	92,463	1,119,734	108,288

Gross profit	48,825	56,361	744,135	86,920

Selling and marketing	41,601	101,342	70,476	27,577
General and administrative	32,860	43,023	34,718	50,773
Research and development	20,871	26,520	29,233	28,632
Depreciation and amortization	3,057	3,367	3,413	3,522

Total operating expenses	98,389	174,252	137,840	110,504

(Loss) income from operations	(49,564)	(117,891)	606,295	(23,584)
Interest and other, net	(9,322)	(10,747)	(5,949)	(7,535)
Loss on extinguishment of debt	—	(9,014)	—	—
Gain on convertible note hedge and warrants, net	(1,911)	5,372	—	—

(Loss) income from continuing operations before income taxes	(60,797)	(132,280)	600,346	(31,119)

Provision (benefit) for income taxes	1,087	(8,185)	21,902	(345)

Loss (income) from continuing operations	(61,884)	(124,095)	578,444	(30,774)
Loss from discontinued operations, net of taxes	(30)	(25)	(18)	(13)

Net (loss) income	$(61,914)	$(124,120)	$578,426	$(30,787)

Earnings (loss) per share:
Continuing operations	$(0.71)	$(1.40)	$5.88	$(0.40)
Discontinued operations	—	—	—	—

Basic earnings (loss) per share	$(0.71)	$(1.40)	$5.88	$(0.40)

Continuing operations	$(0.71)	$(1.40)	$4.69	$(0.40)
Discontinued operations	—	—	—	—

Diluted earnings (loss) per share	$(0.71)	$(1.40)	$4.69	$(0.40)

	Quarter
Fiscal Year Ended March 31, 2013	First	Second	Third	Fourth
Net revenue	$226,139	$273,084	$415,773	$299,487
Software development costs and royalties	105,004	77,535	77,641	57,576
Product costs	72,259	73,314	99,020	71,479
Licenses	8,520	7,228	31,735	9,802
Internal royalties	948	410	7,903	15,463

Cost of goods sold	186,731	158,487	216,299	154,320

Gross profit	39,408	114,597	199,474	145,167

Selling and marketing	79,007	65,851	60,724	51,747
General and administrative	43,202	30,809	32,880	40,369
Research and development	15,312	19,320	22,369	21,183
Depreciation and amortization	2,769	2,550	2,509	2,806

Total operating expenses	140,290	118,530	118,482	116,105

(Loss) income from operations	(100,882)	(3,933)	80,992	29,062
Interest and other, net	(8,049)	(7,419)	(8,094)	(7,789)

(Loss) income from continuing operations before income taxes	(108,931)	(11,352)	72,898	21,273

Provision for income taxes	1,841	1,085	2,021	103

(Loss) income from continuing operations	(110,772)	(12,437)	70,877	21,170
(Loss) income from discontinued operations, net of taxes	(66)	(54)	488	1,303

Net (loss) income	$(110,838)	$(12,491)	$71,365	$22,473

Earnings (loss) per share:
Continuing operations	$(1.30)	$(0.15)	$0.76	$0.23
Discontinued operations	—	—	—	0.01

Basic earnings (loss) per share	$(1.30)	$(0.15)	$0.76	$0.24

Continuing operations	$(1.30)	$(0.15)	$0.66	$0.23
Discontinued operations	—	—	—	0.01

Diluted earnings (loss) per share	$(1.30)	$(0.15)	$0.66	$0.24

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
May 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ STRAUSS ZELNICK Strauss Zelnick	Chairman and Chief Executive Officer (Principal Executive Officer)	May 13, 2014
/s/ LAINIE GOLDSTEIN Lainie Goldstein	Chief Financial Officer (Principal Financial and Accounting Officer)	May 13, 2014
/s/ MICHAEL DORNEMANN Michael Dornemann	Lead Independent Director	May 13, 2014
/s/ ROBERT A. BOWMAN Robert A. Bowman	Director	May 13, 2014
/s/ J MOSES J Moses	Director	May 13, 2014
/s/ MICHAEL SHERESKY Michael Sheresky	Director	May 13, 2014
/s/ SUSAN TOLSON Susan Tolson	Director	May 13, 2014