Form 10-Q
period 2014-06-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2014-08-06
CIK 946581

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

        As of August 1, 2014, there were 83,470,429 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$822,000	$935,400
Short-term investments	19,369	—
Restricted cash	61,916	193,839
Accounts receivable, net of allowances of $55,982 and $75,518 at
June 30, 2014 and March 31, 2014, respectively	43,165	53,143
Inventory	23,147	29,780
Software development costs and licenses	186,615	116,203
Prepaid expenses and other	78,140	71,075

Total current assets	1,234,352	1,399,440

Fixed assets, net	47,011	42,572
Software development costs and licenses, net of current portion	78,973	109,506
Goodwill	227,108	226,705
Other intangibles, net	5,098	5,113
Other assets	15,194	16,294

Total assets	$1,607,736	$1,799,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,575	$16,452
Accrued expenses and other current liabilities	175,323	397,173
Deferred revenue	87,371	61,195

Total current liabilities	285,269	474,820

Long-term debt	459,408	454,031
Other long-term liabilities	80,022	68,973

Total liabilities	824,699	997,824

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 200,000 shares authorized; 104,671 and 105,156 shares issued and 88,433 and 88,918 outstanding at June 30, 2014 and March 31, 2014, respectively	1,047	1,052
Additional paid-in capital	967,361	954,699
Treasury stock, at cost (16,238 common shares at June 30, 2014 and March 31, 2014)	(276,836)	(276,836)
Retained earnings	85,372	120,775
Accumulated other comprehensive income	6,093	2,116

Total stockholders' equity	783,037	801,806

Total liabilities and stockholders' equity	$1,607,736	$1,799,630

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,
	2014	2013
Net revenue	$125,425	$142,667
Cost of goods sold	54,156	93,842

Gross profit	71,269	48,825
General and administrative	39,352	32,860
Selling and marketing	36,846	41,601
Research and development	24,132	20,871
Depreciation and amortization	4,148	3,057

Total operating expenses	104,478	98,389

Loss from operations	(33,209)	(49,564)
Interest and other, net	(7,719)	(11,233)

Loss before income taxes	(40,928)	(60,797)
(Benefit) provision for income taxes	(5,525)	1,087

Loss from continuing operations	(35,403)	(61,884)
Loss from discontinued operations, net of taxes	—	(30)

Net loss	$(35,403)	$(61,914)

Earnings (loss) per share:
Continuing operations	$(0.45)	$(0.71)
Discontinued operations	—	—

Basic and diluted earnings (loss) per share	$(0.45)	$(0.71)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended June 30,
	2014	2013
Net loss	$(35,403)	$(61,914)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,972	(835)
Change in unrealized gains and (losses) on cash flow hedges, net of taxes	32	(153)
Unrealized gains and (losses) on available-for-sale securities, net of taxes	(27)	—

Other comprehensive income (loss)	3,977	(988)

Comprehensive loss	$(31,426)	$(62,902)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(35,403)	$(61,914)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and impairment of software development costs and licenses	7,255	43,238
Depreciation and amortization	4,148	3,057
Loss from discontinued operations	—	30
Amortization and impairment of intellectual property	105	139
Stock-based compensation	9,979	5,947
Amortization of discount on Convertible Notes	5,377	5,346
Amortization of debt issuance costs	431	497
Loss on change in fair value of convertible note hedge and warrant transactions	—	1,911
Other, net	134	742
Changes in assets and liabilities, net of effect from purchases of businesses:
Restricted cash	132,002	(17,969)
Accounts receivable	9,978	154,394
Inventory	6,633	2,366
Software development costs and licenses	(42,990)	(42,070)
Prepaid expenses, other current and other non-current assets	(2,397)	3,378
Deferred revenue	26,176	1,064
Accounts payable, accrued expenses and other liabilities	(208,944)	(92,583)
Net cash used in discontinued operations	—	(372)

Net cash (used in) provided by operating activities	(87,516)	7,201

Investing activities:
Purchase of fixed assets	(8,392)	(7,994)
Purchases of short-term investments	(19,415)	—

Net cash used in investing activities	(27,807)	(7,994)

Financing activities:
Proceeds from issuance of Convertible Notes	—	246,250
Payment of debt issuance costs	—	(2,043)

Net cash provided by financing activities	—	244,207

Effects of foreign currency exchange rates on cash and cash equivalents	1,923	399

Net (decrease) increase in cash and cash equivalents	(113,400)	243,813
Cash and cash equivalents, beginning of year	935,400	402,502

Cash and cash equivalents, end of period	822,000	$646,315

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Basis of Presentation

        The accompanying Condensed Consolidated Financial Statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries and reflect all normal and recurring adjustments necessary for the fair presentation of our financial position, results of operations and cash flows. All material inter-company accounts and transactions have been eliminated in consolidation. The preparation of these Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. As permitted under U.S. generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended March 31, 2014.

        Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Financial Instruments

        The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. We consider all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Our restricted cash balance is primarily related to a dedicated account limited to the payment of certain royalty obligations.

Short-term Investments

        Short-term investments designated as available-for-sale securities are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Investments with original maturities greater than 90 days and remaining maturities of less than one year are normally classified within

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

short-term investments. In addition, investments with maturities beyond one year at the time of purchase that are highly liquid in nature and represent the investment of cash that is available for current operations are classified as short-term investments.

        Unrealized gains and losses of the Company's available-for-sale securities are excluded from earnings and are reported as a component of other comprehensive income (loss), net of tax, until the security is sold, the security has matured, or the Company determines that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on short-term investments are calculated based on the specific identification method and would be reclassified from accumulated other comprehensive income (loss) to interest and other income (expense), net of tax.

        Short-term investments are evaluated for impairment quarterly. The Company considers various factors in determining whether it should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value, and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the Company concludes that an investment is other-than-temporarily impaired, it recognizes an impairment charge at that time in the Condensed Consolidated Statements of Operations. In determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold.

Hedging Activities

        We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we use hedging programs in an effort to mitigate the effect of foreign currency exchange rate movements.

Cash Flow Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Condensed Consolidated Statements of Operations. During the reporting periods presented, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2014, we had no forward contracts outstanding to buy or sell foreign currencies in exchange for U.S. dollars designated as cash flow hedges. At March 31, 2014, we had $890 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of March 31, 2014, the fair value of these outstanding forward contracts was immaterial and was included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2014, we had $4,005 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $25,189 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2014, we had $68,520 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months ended June 30, 2014 and 2013, we recorded a loss of $802 and a gain of $542, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. As of June 30, 2014 and March 31, 2014, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Debt

        As of June 30, 2014, the estimated fair value of the Company's 1.75% Convertible Notes due 2016 and the Company's 1.00% Convertible Notes due 2018 was $327,475 and $351,756, respectively. See Note 8 for additional information regarding our Convertible Notes. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification ("ASC") Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for the annual and interim periods beginning after December 15, 2016 (April 1, 2017 for the Company) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently determining its implementation approach and evaluating the impact of adopting this update on our Condensed Consolidated Financial Statements.

Requirements for Reporting Discontinued Operations

        In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This new guidance raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 (April 1, 2015 for the Company). Early adoption is permitted provided the disposal was not previously disclosed. The adoption of this new guidance is not expected to have a material effect on our Condensed Consolidated Financial Statements.

Presentation of Unrecognized Tax Benefits

        In July 2013, new guidance was issued requiring that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements became effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2013 (April 1, 2014 for the Company), and is applied prospectively. The adoption of this guidance has not had a material effect on our Condensed Consolidated Financial Statements.

2. MANAGEMENT AGREEMENT

        In March 2007, we entered into a management services agreement, which was renewed in May 2011 (the "2011 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), pursuant to which ZelnickMedia provided us with certain management, consulting and executive level

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

2. MANAGEMENT AGREEMENT (Continued)

services. In March 2014, we entered into a new management agreement, (the "2014 Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2019. The 2014 Management Agreement became effective April 1, 2014 and supersedes and replaces the 2011 Management Agreement, except as otherwise contemplated by the 2014 Management Agreement. As part of the 2014 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2014 Management Agreement provides for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $1,337 and $1,127 for the three months ended June 30, 2014 and 2013, respectively.

        Pursuant to the 2011 Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that vest annually through April 1, 2015 and 1,650,000 shares of market-based restricted stock that are eligible to vest through April 1, 2015, based on the Company's Total Shareholder Return (as defined in the relevant grant agreements) relative to the Total Shareholder Return of the companies that constitute the NASDAQ Composite Index measured annually on a cumulative basis. To earn all of the shares of market-based restricted stock, the Company must perform at the 75th percentile, or top quartile, of the NASDAQ Composite Index. Each reporting period, we remeasure the fair value of the unvested portion of the shares of market-based restricted stock granted to ZelnickMedia. The unvested portion of the shares of restricted stock granted pursuant to the 2011 Management Agreement as of June 30, 2014 and March 31, 2014 was 1,133,000 and 1,894,750 shares, respectively. For the three months ended June 30, 2014 and 2013, we recorded an expense of $2,737 and $487, respectively, of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the 2011 Management Agreement.

        In connection with the 2014 Management Agreement, on April 1, 2014, we granted 178,654 time-based restricted units to ZelnickMedia that will vest on April 1, 2016, provided that the 2014 Management Agreement has not been terminated prior to such vesting date. In addition, we granted 330,628 market-based restricted units that are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over the two-year period ending on April 1, 2016. To earn the target number of 165,314 market-based restricted units, the Company must perform at the 50th percentile, with the maximum number of 330,628 market-based restricted units if the Company performs at the 75th percentile. Each reporting period, we remeasure the fair value of the unvested portion of the shares of market-based restricted units granted to ZelnickMedia. We also granted 110,208 performance-based restricted units of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement) that are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP" measured over the two-year period ending on April 1, 2016. The target number of performance-based restricted units that may be earned pursuant to these grants is 55,104, with a maximum number of 110,208 performance-based restricted units. Each

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

2. MANAGEMENT AGREEMENT (Continued)

reporting period, we assess the performance metric and upon achievement of certain thresholds record an expense for the unvested portion of the shares of performance-based restricted units. The unvested portion of time-based, market-based and performance-based restricted units granted pursuant to the 2014 Management Agreement as of June 30, 2014 was 619,490. For the three months ended June 30, 2014 we recorded an expense of $1,189 of stock-based compensation (a component of general and administrative expenses) related to the restricted stock units granted pursuant to the 2014 Management Agreement.

3. FAIR VALUE MEASUREMENTS

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

	June 30, 2014	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$610,469	$610,469	$—	$—	Cash and cash equivalents
Bank-time deposits	48,250	48,250	—	—	Cash and cash equivalents
Corporate bonds	19,369	—	19,369	—	Short-term investments

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

4. SHORT-TERM INVESTMENTS

        Our short-term investments consisted of the following available-for-sale securities as of June 30, 2014:

	As of June 30, 2014
		Gross Unrealized
	Cost or Amortized Cost			Fair Value
		Gains	Losses
Short-term investments
Available-for-sale securities:
Corporate bonds	$19,396	$6	$(33)	$19,369

Total short-term investments	$19,396	$6	$(33)	$19,369

        Unrealized gains and losses of the Company's available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax, until the security is sold, the security has matured, or the Company determines that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. We evaluate our investments for impairment quarterly. The Company considers various factors in the review of investments with an unrealized loss, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of June 30, 2014.

        The following table summarizes the contracted maturities of our short-term investments classified as available-for-sale at June 30, 2014:

	As of June 30, 2014
	Amortized Cost	Fair Value
Short-term investments
Due in 1 - 2 years	$19,396	$19,369

Total short-term investments	$19,396	$19,369

5. INVENTORY

        Inventory balances by category are as follows:

	June 30, 2014	March 31, 2014
Finished products	$22,194	$28,418
Parts and supplies	953	1,362

Inventory	$23,147	$29,780

        Estimated product returns included in inventory at June 30, 2014 and March 31, 2014 were $423 and $578, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

6. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	June 30, 2014		March 31, 2014
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$66,863	$70,301	$53,041	$60,196
Software development costs, externally developed	108,498	8,672	51,643	49,310
Licenses	11,254	—	11,519	—

Software development costs and licenses	$186,615	$78,973	$116,203	$109,506

        Software development costs and licenses as of June 30, 2014 and March 31, 2014 included $259,118 and $211,302, respectively, related to titles that have not been released.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	June 30, 2014	March 31, 2014
Software development royalties	$82,287	$258,129
Compensation and benefits	27,321	44,255
Marketing and promotions	16,747	16,552
Licenses	13,509	16,917
Other	35,459	61,320

Accrued expenses and other current liabilities	$175,323	$397,173

8. DEBT

Credit Agreement

        In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at June 30, 2014), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.66% at June 30, 2014), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability. We had no outstanding borrowings at June 30, 2014 and March 31, 2014.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25,000.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

        Information related to availability on our Credit Agreement is as follows:

	June 30, 2014	March 31, 2014
Available borrowings	$57,316	$63,630
Outstanding letters of credit	1,664	1,664

        We recorded interest expense and fees related to the Credit Agreement of $159 for each of the three months ended June 30, 2014 and 2013.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of June 30, 2014, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

        In connection with the June 2009 offering of the 4.375% Convertible Notes, we entered into convertible note hedge transactions which were expected to reduce the potential dilution to our common stock upon conversion of the 4.375% Convertible Notes. The transactions included options to purchase approximately 12,927,000 shares of common stock at $10.675 per share, expiring on June 1, 2014, for a total cost of approximately $43,600, which was charged to additional paid-in capital.

        Separately, in June 2009, the Company entered into warrant transactions with a strike price of $14.945 per share. The warrants covered approximately 12,927,000 shares of the Company's common stock and were scheduled to expire on August 30, 2014, for total proceeds of approximately $26,300, which was credited to additional paid-in capital.

        On June 12, 2013, the Company entered into Unwind Agreements with respect to the convertible note hedge transactions and Unwind Agreements with respect to the warrant transactions with each of the hedge counterparties (collectively, the "Unwind Agreements"). Pursuant to the terms of the Unwind Agreements, and in connection with the Company's issuance of a notice of redemption for all the 4.375% Convertible Notes, the Company had the right to deliver a notice to the hedge counterparties, prior to the redemption date set forth in such redemption notice, designating an early termination date for the convertible note hedge transactions and warrant transactions. The hedge counterparties owed a cash payment to the Company as a result of the early termination of the convertible note hedge transactions that was calculated based on its current fair market value. The Company owed a cash payment to the warrant holders, as applicable, as a result of the early termination of the warrant transactions that was calculated based on its current fair market value. As a result of the Unwind Agreements, the convertible note hedge transactions and warrant transactions were accounted for as derivatives whereby the fair values of these transactions were reported as a convertible note hedge receivable and as a convertible note warrant liability with an offsetting impact to additional paid-in capital. Gains and losses on the derivatives resulting from changes in the fair value were reported in interest and other, net, in our Condensed Consolidated Statements of Operations. In August 2013, the payment received from unwinding the associated convertible note hedge transactions resulted in proceeds to us of $84,429, offset by $55,651 we paid the warrant holders.

        The following table provides the components of interest expense related to our 4.375% Convertible Notes, which was extinguished in August 2013:

Three Months Ended June 30,
2013
Cash interest expense (coupon interest expense)	$1,509
Non-cash amortization of discount on 4.375% Convertible Notes	2,587
Amortization of debt issuance costs	171

Total interest expense related to 4.375% Convertible Notes	$4,267

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of June 30, 2014, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

        The following table provides additional information related to our 1.75% Convertible Notes:

	June 30, 2014	March 31, 2014
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	27,431	30,025

Net carrying amount of 1.75% Convertible Notes	$222,569	$219,975

Carrying amount of debt issuance costs	$2,448	$2,716

        The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Three Months Ended June 30,
	2014	2013
Cash interest expense (coupon interest expense)	$1,094	$1,094
Non-cash amortization of discount on 1.75% Convertible Notes	2,594	2,427
Amortization of debt issuance costs	268	281

Total interest expense related to 1.75% Convertible Notes	$3,956	$3,802

1.00% Convertible Notes Due 2018

        On June 18, 2013, we issued $250,000 aggregate principal amount of 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes" and together with the 1.75% Convertible Notes, the "Convertible Notes"). The 1.00% Convertible Notes were issued at 98.5% of par value for proceeds of $246,250. Interest on the 1.00% Convertible Notes is payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The 1.00% Convertible Notes mature on July 1, 2018, unless earlier repurchased by the Company or converted. The Company does not have the right to redeem the 1.00% Convertible Notes prior to maturity. The Company also granted the underwriters a 30-day option to purchase up to an additional $37,500 principal amount of 1.00% Convertible Notes to cover overallotments, if any. On July 17, 2013, the Company closed its public offering of $37,500 principal amount of the Company's 1.00% Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013, bringing the total proceeds to $283,188.

        The 1.00% Convertible Notes are convertible at an initial conversion rate of 46.4727 shares of our common stock per $1 principal amount of 1.00% Convertible Notes (representing an initial conversion

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.00% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.00% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.00% Convertible Notes will automatically become due and payable immediately. As of June 30, 2014, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

        The following table provides additional information related to our 1.00% Convertible Notes:

	June 30, 2014	March 31, 2014
Additional paid-in capital	$35,784	$35,784

Principal amount of 1.00% Convertible Notes	$287,500	$287,500
Unamortized discount of the liability component	50,661	53,444

Net carrying amount of 1.00% Convertible Notes	$236,839	$234,056

Carrying amount of debt issuance costs	$1,712	$1,831

        The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended June 30,
	2014	2013
Cash interest expense (coupon interest expense)	$719	$90
Non-cash amortization of discount on 1.00% Convertible Notes	2,783	332
Amortization of debt issuance costs	119	12

Total interest expense related to 1.00% Convertible Notes	$3,621	$434

9. EARNINGS (LOSS) PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Three Months Ended June 30,
	2014	2013
Computation of Basic and Diluted EPS:
Net loss	$(35,403)	$(61,914)

Weighted average shares outstanding—basic and diluted	79,369	86,992

Basic and diluted EPS:	$(0.45)	$(0.71)

        The Company incurred a net loss for the three months ended June 30, 2014 and 2013; therefore, the basic and diluted weighted average shares outstanding exclude the effect of unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive.

        Certain of our unvested restricted stock awards (including restricted stock units, time-based and market-based restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator. For the three months ended

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. EARNINGS (LOSS) PER SHARE ("EPS") (Continued)

June 30, 2014 and 2013, we had approximately 7,615,000 and 7,139,000 participating securities, respectively, which are excluded due to the net loss for that period.

        The Company defines common stock equivalents as unexercised stock options, common stock equivalents underlying the Convertible Notes (see Note 8) and warrants outstanding during the period. Common stock equivalents are measured using the treasury stock method, except for the Convertible Notes, which are assessed for their effect on diluted EPS using the more dilutive of the treasury stock method or the if-converted method. Under the provisions of the if- converted method, the Convertible Notes are assumed to be converted and included in the denominator of the EPS calculation and the interest expense, net of tax, recorded in connection with the Convertible Notes is added back to the numerator.

        In connection with the issuance of our 4.375% Convertible Notes in June 2009, the Company purchased convertible note hedges (see Note 8) which were excluded from the calculation of diluted EPS because their effect is always considered antidilutive since the call option would be exercised by the Company when the exercise price is lower than the market price. Also in connection with the issuance of our 4.375% Convertible Notes, the Company entered into warrant transactions (see Note 8). On June 12, 2013, the Company entered into Unwind Agreements with respect to the convertible note hedge transactions and Unwind Agreements with respect to the warrant transactions with each of the hedge counterparties (see Note 8).

        The impact of approximately 2,009,000 unexercised stock option awards were excluded from the diluted EPS calculation for the three months ended June 30, 2013 due to the net loss for that period.

        For the three months ended June 30, 2014, we issued approximately 1,288,000 shares of common stock in connection with restricted stock awards and we canceled approximately 500,000 shares of unvested restricted stock awards.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following table provides the components of accumulated other comprehensive income (loss):

	Three Months Ended June 30, 2014
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available-for-sales securities	Total
Balance at March 31, 2014	$1,531	$585	$—	$2,116
Other comprehensive loss before reclassifications	3,972	32	(27)	3,977
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—

Balance at June 30, 2014	$5,503	$617	$(27)	$6,093

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended June 30,
Net revenue by geographic region:	2014	2013
United States	$64,844	$85,159
Europe	43,998	40,557
Asia Pacific	9,960	10,858
Canada and Latin America	6,623	6,093

Total net revenue	$125,425	$142,667

        Net revenue by product platform was as follows:

	Three Months Ended June 30,
Net revenue by product platform:	2014	2013
Console	$83,769	$103,606
PC and other	39,270	35,472
Handheld	2,386	3,589

Total net revenue	$125,425	$142,667

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

11. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Our products are delivered through physical retail and digital online services (digital download, online platforms and cloud streaming). Net revenue by distribution channel was as follows:

	Three Months Ended June 30,
Net revenue by distribution channel:	2014	2013
Digital online	$80,201	$72,856
Physical retail and other	45,224	69,811

Total net revenue	$125,425	$142,667

12. COMMITMENTS AND CONTINGENCIES

        At June 30, 2014, we did not have any significant changes to our commitments since March 31, 2014. See Note 11 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2014 for more information regarding our commitments.

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

13. SHARE REPURCHASE

Share Repurchase Program

        In January 2013, our Board of Directors (the "Board") authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three months ended June 30, 2014, the Company did not repurchase any shares as part of the program. As of June 30, 2014, up to approximately 3,283,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained herein, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014, in the section entitled "Risk Factors," and the Company's other periodic filings with the SEC. All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

        Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A and our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

        Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. Rockstar continues to expand on our established franchises by developing sequels, offering downloadable episodes and content, and releasing titles for smartphones and tablets. Rockstar Games is also well known for developing brands in other genres, including the L.A. Noire, Bully and Manhunt franchises. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 188 million units. The latest installment, Grand Theft Auto V, was released in September 2013. Grand Theft Auto V includes access to Grand Theft Auto Online, which launched in October 2013. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable add-on episodes and content, and releasing titles for smartphones and tablets.

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

        2K publishes a range of realistic sports simulation titles, including our flagship NBA 2K series, which has been the top-ranked NBA basketball video game for 13 years running, and the WWE 2K series. NBA 2K14 was our first title for the Xbox One and PS4.

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

Trends and Factors Affecting our Business

        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 34.6% of the Company's net revenue for the three months ended June 30, 2014. The timing of our Grand Theft Auto releases varies significantly, which in turn may affect our financial performance on a quarterly and annual basis.

        Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 66.4% and 61.7% of net revenue during the three months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and March 31, 2014, our five largest customers comprised approximately 81.5% and 68.3% of our gross accounts receivable, respectively. We had three customers who accounted for approximately 25.0%, 23.9% and 22.5% of our gross accounts receivable as of June 30, 2014 and three customers who accounted for 22.6%, 22.3% and 14.9% of our gross accounts receivable as of March 31, 2014. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of June 30, 2014 and March 31, 2014. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

        Hardware Platforms.    We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS3 and PS4, Microsoft's Xbox 360 and Xbox One and Nintendo's Wii and Wii U, which comprised approximately 66.8% of the Company's net revenue by product platform for the three months ended June 30, 2014. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Additionally, our development costs are generally higher for titles during platform transition periods, and we have a limited ability to predict the consumer acceptance of the future platforms, which may affect our sales and profitability. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

        Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download through the Internet (from websites we own and others owned by third-parties). We aim to drive recurrent consumer spending, by generating incremental revenues from our titles through digital download offerings, including add-on content, microtransactions and online play. In addition, we are publishing an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download through the Internet. Note 11 to our Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised approximately 63.9% of the Company's net revenue by distribution channel for the three months ended June 30, 2014. We expect online delivery of games and game offerings to become an increasing part of our business over the long- term.

Product Releases

        We did not release any key titles during the three months ended June 30, 2014.

Product Pipeline

        We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
NBA 2K15	2K	Internal	PS4, Xbox One, PS3, Xbox 360, PC	October 7, 2014	*
Borderlands: The Pre-Sequel	2K	Both	Xbox 360, PS3, PC, Mac, Linux	October 14, 2014	*
Sid Meier's Civilization: Beyond Earth	2K	Internal	PC, Mac, Linux	October 24, 2014
WWE 2K15	2K	Both	PS4, Xbox One, PS3, Xbox 360	October 28, 2014	*
Grand Theft Auto V	Rockstar Games	Internal	PS4, Xbox One, PC	Fall 2014
Evolve	2K	External	PS4, Xbox One, PC	February 10, 2015
Battleborn	2K	External	Xbox One, PS4, PC	Fiscal Year 2016

*
North American release date; international release date typically follows three days after.

Critical Accounting Policies and Estimates

        Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition; allowances for returns, price concessions and other allowances; capitalization and recognition of software development costs and licenses; fair value estimates including inventory obsolescence, valuation of goodwill, intangible assets and long-lived assets; valuation and recognition of stock-based compensation; and income taxes. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification ("ASC") Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for the annual and interim periods beginning after December 15, 2016 (April 1, 2017 for the Company) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently determining its implementation approach and evaluating the impact of adopting this update on our Condensed Consolidated Financial Statements.

Requirements for Reporting Discontinued Operations

        In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This new guidance raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 (April 1, 2015 for the Company). Early adoption is permitted provided the disposal was not previously disclosed. The adoption of this new guidance is not expected to have a material effect on our Condensed Consolidated Financial Statements.

Presentation of Unrecognized Tax Benefits

        In July 2013, new guidance was issued requiring that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements became effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2013 (April 1, 2014 for the Company), and is applied prospectively. The adoption of this guidance has not had a material effect on our Condensed Consolidated Financial Statements.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Three Months Ended June 30,
	2014	2013
Net revenue	100.0%	100.0%
Cost of goods sold	43.2%	65.8%

Gross profit	56.8%	34.2%

General and administrative	31.4%	23.0%
Selling and marketing	29.4%	29.2%
Research and development	19.2%	14.6%
Depreciation and amortization	3.3%	2.1%

Total operating expenses	83.3%	68.9%

Loss from operations	(26.5)%	(34.7)%
Interest and other, net	(6.1)%	(7.9)%

Loss before income taxes	(32.6)%	(42.6)%

(Benefit) provision for income taxes	(4.4)%	0.8%

Loss from continuing operations	(28.2)%	(43.4)%
Loss from discontinued operations, net of taxes	0.0%	0.0%

Net loss	(28.2)%	(43.4)%

Net revenue by geographic region:
United States	51.7%	59.7%
International	48.3%	40.3%
Net revenue by platform:
Console	66.8%	72.6%
PC and other	31.3%	24.9%
Handheld	1.9%	2.5%
Net revenue by distribution channel:
Digital online	63.9%	51.1%
Physical retail and other	36.1%	48.9%

Three Months Ended June 30, 2014 Compared to June 30, 2013

(thousands of dollars)	2014	%	2013	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$125,425	100.0%	$142,667	100.0%	$(17,242)	(12.1)%
Software development costs and royalties(1)	20,306	16.2%	53,728	37.7%	(33,422)	(62.2)%
Product costs	18,592	14.8%	30,987	21.7%	(12,395)	(40.0)%
Internal royalties	8,298	6.6%	2,940	2.1%	5,358	182.2%
Licenses	6,960	5.5%	6,187	4.3%	773	12.5%

Cost of goods sold	54,156	43.2%	93,842	65.8%	(39,686)	(42.3)%

Gross profit	$71,269	56.8%	$48,825	34.2%	$22,444	46.0%

(1)
Includes $1,471 and $1,098 of stock-based compensation expense in 2014 and 2013, respectively.

        For the three months ended June 30, 2014, net revenue decreased $17.2 million as compared to the prior year. This decrease is due to declines of approximately $40.6 million primarily for products which released in prior years, namely Bioshock Infinite, Borderlands 2, Major League Baseball 2K13 and Red Dead Redemption. These lower sales were partially offset by an increases of $24.9 million, driven mainly by an increase of $15.3 million from our Grand Theft Auto franchise, primarily related to sales of Grand Theft Auto V and Grand Theft Auto Online partially offset by declines in older iterations of the franchise, as well as higher sales from our NBA 2K franchise and the release of Civilization V: Complete in February 2014.

        Net revenue on consoles decreased to 66.8% of our total net revenue for the three months ended June 30, 2014 as compared to 72.6% for the same period in the prior year primarily due to the increased percentage of total net revenue on PC and other platforms. PC and other sales increased to 31.3% of our total net revenue for the three months ended June 30, 2014 as compared to 24.9% for the prior year primarily due to an increase in net revenues resulting from the PC release of Civilization V: Complete in February 2014 and the release of Grand Theft Auto: San Andreas on mobile platforms. Handheld sales as a percentage of total net revenue for the three months ended June 30, 2014 of 1.9% was in-line with the prior year.

        Net revenue from digital online channels increased to 63.9% of our total net revenue for the three months ended June 30, 2014 as compared to 51.1% for the prior year. The increase was mainly driven by digital offerings from our Grand Theft Auto and NBA 2K franchises, partially offset by Borderlands 2 which released several downloadable content packs in the prior year. Recurrent consumer spending represented 45.0% and 42.3% of net revenue from digital online channels for the three months ended June 30, 2014 and 2013, respectively. Net revenue from physical retail and other channels decreased to 36.1% of our total net revenue for the three months ended June 30, 2013 as compared to 48.9% for the same period in the prior year primarily due to the increased proportion of total net revenue from digital online channels explained above.

        Gross profit as a percentage of net revenue for the three months ended June 30, 2014 was 56.8% as compared to 34.2% for the prior year. The increase was primarily due to (i) software development impairment charges in the prior year related to a 2K title in development and (ii) lower product costs in the current year as a percentage of net revenue primarily due to a greater proportion of net revenue from digital online channels, partially offset by higher internal royalties mainly due to higher income generated from our Grand Theft Auto franchise.

        Net revenue earned outside of the United States accounted for 48.3% of our total net revenue for the three months ended June 30, 2014, as compared to 40.3% in the prior year. The year-over-year percentage increase was primarily due to Grand Theft Auto V, which generated higher sales outside of the United States during the three months ended June 30, 2014. Foreign currency exchange rates increased net revenue by $0.7 million and had no impact to gross profit, for the three months ended June 30, 2014 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2014	% of net revenue	2013	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
General and administrative	$39,352	31.4%	$32,860	23.0%	$6,492	19.8%
Selling and marketing	36,846	29.4%	41,601	29.2%	(4,755)	(11.4)%
Research and development	24,132	19.2%	20,871	14.6%	3,261	15.6%
Depreciation and amortization	4,148	3.3%	3,057	2.1%	1,091	35.7%

Total operating expenses(1)	$104,478	83.3%	$98,389	68.9%	$6,089	6.2%

(1)
Includes stock-based compensation expense, which was allocated as follows:

	2014	2013
General and administrative	$4,961	$3,035
Selling and marketing	$2,000	$1,577
Research and development	$1,547	$237

        Foreign currency exchange rates increased total operating expenses by $1.5 million for the three months ended June 30, 2014 as compared to the prior year.

General and administrative

        General and administrative expenses increased $6.5 million for the three months ended June 30, 2014, as compared to the prior year, primarily due to higher professional fees related to ZelnickMedia stock based compensation expense mainly due to the Company's relative stock price performance and the restricted units granted in connection with the 2014 Management Agreement, as well as an increase in personnel costs due to increased headcount and higher IT related costs.

        General and administrative expenses for the three months ended June 30, 2014 and 2013 include occupancy expense (primarily rent, utilities and office expenses) of $4.2 million in both years, related to our development studios.

Selling and marketing

        Selling and marketing expenses decreased $4.8 million for the three months ended June 30, 2014 as compared to the prior year primarily due to $10.4 million of advertising expenses which were incurred in the prior year for Bioshock Infinite which released in March 2013 and Grand Theft Auto V which released in September 2013. Partially offsetting the decrease in selling and marketing expenses were $5.9 million in higher trade show costs as we did not attend E3 in 2013, higher third party customer service fees and higher personnel costs primarily due to higher stock-based compensation expense.

Research and development

        Research and development expenses increased $3.3 million for the three months ended June 30, 2014 as compared to the prior year primarily due to an increase in personnel costs due mainly to higher stock-based compensation related to the prior year issuance of restricted stock awards to certain employees.

Interest and other, net

        Interest and other, net was an expense of $7.7 million for the three months ended June 30, 2014, as compared to an expense of $11.2 million for the three months ended June 30, 2013. The decrease of $3.5 million was primarily due to a $1.9 million loss on the change in fair value of our convertible note hedge and warrant transactions in the prior year and a net decrease of $1.0 million in interest expense primarily due to the redemption of our 4.375% Convertible Notes in August 2013 partially offset by interest on the 1.00% Convertible Notes issued in June 2013.

(Benefit) Provision for Income Taxes

        Income tax benefit was $5.5 million for the three months ended June 30, 2014, as compared to income tax expense of $1.1 million for the three months ended June 30, 2013. The decrease in income tax expense was primarily attributable to tax benefits recognized on the current quarter loss. For the three months ended June 30, 2013, income taxes were provided on the profits of certain jurisdictions while a valuation allowance was provided against the tax benefit from the interim period loss in other jurisdictions.

        Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances related to tax credit carryforwards that will be utilized against income.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and net loss per share

        For the three months ended June 30, 2014, our net loss was $35.4 million, as compared to $61.9 million in the prior year. Net loss per share for the three months ended June 30, 2014 was $0.45 as compared to net loss per share of $0.71 for the three months ended June 30, 2013. Basic and diluted weighted average shares outstanding of 79.4 million were 7.6 million shares lower as compared to the prior year period primarily due to the repurchase of 16.2 million shares during fiscal year ended March 31, 2014 partially offset by the vesting of restricted stock awards and the issuance of shares in connection with the redemption of our 4.375% Convertible Notes in August 2013. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.

Liquidity and Capital Resources

        Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our published products, (ii) working capital, (iii) acquisitions and (iv) capital expenditures. In addition, our cash funding requirements may be impacted by U.S. tax payments resulting from U.S. taxable income. We expect to rely on funds provided by our operating activities, our Credit Agreement and our Convertible Notes to satisfy our working capital needs.

Credit Agreement

        In October 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which amended and restated our July 2007 Credit Agreement. The Credit Agreement provides for borrowings of up to $100.0 million, which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on October 17, 2016. Revolving loans under the Credit Agreement bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at June 30, 2014), or (b) 2.50% to 3.00% above the LIBOR Rate (approximately 2.66% at

June 30, 2014), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.375% to 0.50% based on availability.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $25.0 million.

        As of June 30, 2014, there was $57.3 million available to borrow under the Credit Agreement. At June 30, 2014, we had no outstanding borrowings under the Credit Agreement and $1.7 million of letters of credit outstanding.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of June 30, 2014, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. As of June 30, 2014, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

1.00% Convertible Notes Due 2018

        On June 18, 2013, we issued $250.0 million aggregate principal amount of 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes" and together with the 1.75% Convertible Notes, the "Convertible Notes"). The 1.00% Convertible Notes were issued at 98.5% of par value for proceeds of $246.3 million. Interest on the 1.00% Convertible Notes is payable semi-annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The 1.00% Convertible Notes mature on July 1, 2018, unless earlier repurchased by the Company or converted. The Company does not have the right to redeem the 1.00% Convertible Notes prior to maturity. The Company also granted the underwriters a 30-day option to purchase up to an additional $37.5 million principal amount of 1.00% Convertible Notes to cover overallotments, if any. On July 17, 2013, the Company closed its public offering of $37.5 million principal amount of the Company's 1.00% Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013, bringing the proceeds to $283.2 million.

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

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. As of June 30, 2014, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for approximately 66.4% and 61.7% of net revenue for the three months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and March 31, 2014, our five largest customers accounted for approximately 81.5% and 68.3% of our gross accounts receivable balance, respectively. We had three customers who accounted for approximately 25.0%, 23.9% and 22.5% of our gross accounts receivable as of June 30, 2014 and three customers who accounted for 22.6%, 22.3% and 14.9% of our gross accounts receivable as of March 31, 2014. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of June 30, 2014 and March 31, 2014. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

        As of June 30, 2014, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $142.0 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax impact to the extent possible.

        In January 2013, our board of directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three months ended June 30, 2014, the Company did not repurchase any shares as part of the program. As of June 30, 2014, up to approximately 3,283,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization.

        Our changes in cash flows were as follows:

	Three Months Ended June 30,
(thousands of dollars)	2014	2013
Net cash (used in) provided by operating activities	$(87,516)	$7,201
Net cash used in investing activities	(27,807)	(7,994)
Net cash provided by financing activities	—	244,207
Effects of foreign currency exchange rates on cash and cash equivalents	1,923	399

Net (decrease) increase in cash and cash equivalents	$(113,400)	$243,813

        At June 30, 2014, we had $822.0 million of cash and cash equivalents, compared to $935.4 million at March 31, 2014. The decrease was primarily due to cash used in operations and investing activities. Net cash used in operations was primarily due to the payment of year-end accrued expenses and other current liabilities and investments in software development, partially offset by funding from our restricted cash and an increase in deferred revenue generated by the sale of virtual currency. Net cash used in investing activities related to purchases of short-term investments, and purchases of fixed assets.

Contractual Obligations and Commitments

        We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. At June 30, 2014, we did not have any significant changes to our commitments since March 31, 2014.

Off-Balance Sheet Arrangements

        As of June 30, 2014 and March 31, 2014, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Latin America, Asia and Australia. For the three months ended June 30, 2014 and 2013, approximately 48.3% and 40.3%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Our exposure to fluctuations in interest rates relates primarily to our short-term investment portfolio and variable rate debt under the Credit Agreement.

        We manage our interest rate risk by maintaining a short-term investment portfolio that consists primarily of corporate bonds with high credit quality and maturities less than two years. Since short-term investments mature relatively quickly and can be reinvested at the then-current market rates, interest income on a portfolio consisting of short-term securities is more subject to market fluctuations than a portfolio of longer term maturities. However, the fair value of a short-term portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. We do not currently use derivative financial instruments in our short-term investment portfolio. Our investments are held for purposes other than trading.

        As of June 30, 2014, our $19.4 million of short-term investments were classified as available-for-sale securities and therefore, were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $822.0 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. The Company has determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to the Company's Condensed Consolidated Financial Statements or liquidity as of June 30, 2014.

        Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 1.50% to 2.00% above a certain base rate (4.75% at June 30, 2014), or (b) 2.50% to 3.00% above the LIBOR rate (approximately 2.66% at June 30, 2014), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The 1.00% Convertible Notes and 1.75% Convertible Notes pay interest semi-annually at a fixed rate of 1.00% and 1.75%, respectively, per annum and we expect that there will be no fluctuation in rates related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 8 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the three months ended June 30, 2014, our foreign currency translation gain adjustment was approximately $4.0 million. We recognized a foreign currency exchange transaction loss for the three months ended June 30, 2014 and 2013 of $0.1 million $0.7 million, respectively, in interest and other, net in our Condensed Consolidated Statements of Operations.

Cash Flow Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Condensed Consolidated Statements of Operations. During the reporting periods presented, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2014, we had no forward contracts outstanding to buy or sell foreign currencies in exchange for U.S. dollars designated as cash flow hedges. At March 31, 2014, we had $0.9 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of March 31, 2014, the fair value of these outstanding forward contracts was immaterial and was included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At June 30, 2014, we had $4.0 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $25.2 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2014, we had $68.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months June 30, 2014 and 2013, we recorded a loss of $0.8 million and a gain of $0.5 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. As of June 30, 2014 and March 31, 2014, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the three months ended June 30, 2014, 48.3% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.8%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.8%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        Share Repurchase Program—In January 2013, our board of directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three months ended June 30, 2014, the Company did not repurchase shares of our common stock in the open market as part of the program. As of June 30, 2014, up to approximately 3,283,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization.

Item 6.    Exhibits

Exhibits:
10.1	Amendment to the Xbox One Publisher License Agreement, dated May 7, 2014, between Microsoft Licensing, GP and the Company*
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

*
Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and March 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: August 5, 2014	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 5, 2014	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial Officer (Principal Financial Officer)