Form 10-Q/A
period 2014-06-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2014-10-24
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑Q/A
(Amendment No. 1)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 001‑34003
TAKE‑TWO INTERACTIVE SOFTWARE, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	51‑0350842 (I.R.S. Employer Identification No.)
622 Broadway New York, New York (Address of principal executive offices)	10012 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (646) 536‑2842
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of October 22, 2014, there were 84,124,823 shares of the Registrant’s Common Stock outstanding, net of treasury stock.

EXPLANATORY NOTE
Take-Two Interactive Software, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, originally filed with the Securities and Exchange Commission (“SEC”) on August 6, 2014 (the “Original Report”).  This Amendment is an exhibit-only filing in response to comments received from the Staff of the SEC regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Original Report. This Amendment is being filed solely to re-file Exhibit 10.1.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.  The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.
This report is limited in scope to the items identified above and should be read in conjunction with the Original Report. Except as noted above, this report does not reflect events occurring after the filing of the Original Report and does not modify or update any of the financial or other information contained in the Original Report in any way.

PART II. OTHER INFORMATION
Item 6.  Exhibits
Exhibits:
10.1	Amendment to the Xbox One Publisher License Agreement, dated May 7, 2014, between Microsoft Licensing, GP and the Company*
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
______________________
*	Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Exchange Act Rule 24b‑2.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TAKE‑TWO INTERACTIVE SOFTWARE, INC. (Registrant)

Date: October 24, 2014	By:	/s/ Strauss Zelnick
Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 24, 2014	By:	/s/ Lainie Goldstein
Lainie Goldstein Chief Financial Officer (Principal Financial Officer)

4