Form 10-Q
period 2014-09-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2014-10-30
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

        As of October 24, 2014, there were 84,123,809 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$754,410	$935,400
Short-term investments	49,367	—
Restricted cash	77,563	193,839
Accounts receivable, net of allowances of $39,501 and $75,518 at September 30, 2014 and March 31, 2014, respectively	25,427	53,143
Inventory	55,948	29,780
Software development costs and licenses	225,275	116,203
Prepaid expenses and other	78,787	71,075

Total current assets	1,266,777	1,399,440

Fixed assets, net	56,214	42,572
Software development costs and licenses, net of current portion	101,773	109,506
Goodwill	223,968	226,705
Other intangibles, net	4,854	5,113
Other assets	11,626	16,294

Total assets	$1,665,212	$1,799,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$85,116	$16,452
Accrued expenses and other current liabilities	186,066	397,173
Deferred revenue	107,960	61,195

Total current liabilities	379,142	474,820

Long-term debt	464,871	454,031
Other long-term liabilities	66,190	68,973

Total liabilities	910,203	997,824

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 200,000 shares authorized; 104,680 and 105,156 shares issued and 88,442 and 88,918 outstanding at September 30, 2014 and March 31, 2014, respectively	1,047	1,052
Additional paid-in capital	992,212	954,699
Treasury stock, at cost (16,238 common shares at September 30, 2014 and March 31, 2014)	(276,836)	(276,836)
Retained earnings	44,003	120,775
Accumulated other comprehensive (loss) income	(5,417)	2,116

Total stockholders' equity	755,009	801,806

Total liabilities and stockholders' equity	$1,665,212	$1,799,630

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$126,277	$148,824	$251,702	$291,491
Cost of goods sold	52,016	92,463	106,172	186,305

Gross profit	74,261	56,361	145,530	105,186
Selling and marketing	49,136	101,342	85,982	142,943
General and administrative	43,975	43,023	83,327	75,883
Research and development	24,533	26,520	48,665	47,391
Depreciation and amortization	5,130	3,367	9,278	6,424

Total operating expenses	122,774	174,252	227,252	272,641

Loss from operations	(48,513)	(117,891)	(81,722)	(167,455)
Interest and other, net	(7,512)	(10,747)	(15,231)	(20,069)
Gain on sale of long-term investment	18,976	—	18,976	—
Loss on extinguishment of debt	—	(9,014)	—	(9,014)
Gain on convertible note hedge and warrants, net	—	5,372	—	3,461

Loss before income taxes	(37,049)	(132,280)	(77,977)	(193,077)
Provision (benefit) for income taxes	4,320	(8,185)	(1,205)	(7,098)

Loss from continuing operations	(41,369)	(124,095)	(76,772)	(185,979)
Loss from discontinued operations, net of taxes	—	(25)	—	(55)

Net loss	$(41,369)	$(124,120)	$(76,772)	$(186,034)

Earnings (loss) per share:
Continuing operations	$(0.51)	$(1.40)	$(0.96)	$(2.12)
Discontinued operations	—	—	—	—

Basic earnings (loss) per share	$(0.51)	$(1.40)	$(0.96)	$(2.12)

Continuing operations	$(0.51)	$(1.40)	$(0.96)	$(2.12)
Discontinued operations	—	—	—	—

Diluted earnings (loss) per share	$(0.51)	$(1.40)	$(0.96)	$(2.12)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(41,369)	$(124,120)	$(76,772)	$(186,034)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(11,452)	7,827	(7,480)	6,992
Change in unrealized gains and (losses) on cash flow hedges, net of taxes	—	355	32	202
Unrealized gains and (losses) on available-for-sale securities, net of taxes	(58)	—	(85)	—

Other comprehensive (loss) income	(11,510)	8,182	(7,533)	7,194

Comprehensive loss	$(52,879)	$(115,938)	$(84,305)	$(178,840)

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(76,772)	$(186,034)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and impairment of software development costs and licenses	10,136	84,161
Depreciation and amortization	9,278	6,424
Loss from discontinued operations	—	55
Amortization and impairment of intellectual property	259	3,042
Stock-based compensation	23,846	21,266
Deferred income taxes	599	(6,105)
Amortization of discount on Convertible Notes	10,840	12,296
Amortization of debt issuance costs	853	1,070
Gain on sale of long-term investment	(18,976)	—
Loss on extinguishment of debt	—	9,014
Gain on convertible note hedge and warrants, net	—	(3,461)
Other, net	181	1,165
Changes in assets and liabilities, net of effect from purchases of businesses:
Restricted cash	116,296	18,898
Accounts receivable	27,716	(821,795)
Inventory	(26,168)	(53,815)
Software development costs and licenses	(104,492)	(7,866)
Prepaid expenses, other current and other non-current assets	(5,847)	(54,733)
Deferred revenue	46,765	1,127,500
Deferred cost of goods sold	(1,644)	(298,559)
Accounts payable, accrued expenses and other liabilities	(144,692)	283,318
Net cash used in discontinued operations	—	(720)

Net cash (used in) provided by operating activities	(131,822)	135,121

Investing activities:
Purchase of fixed assets	(23,054)	(15,452)
Purchases of short-term investments	(49,591)	—
Cash received from sale of long-term investment	21,976	—

Net cash used in investing activities	(50,669)	(15,452)

Financing activities:
Excess tax benefit from stock-based compensation	4,843	—
Proceeds from issuance of 1.00% Convertible Notes	—	283,188
Payment for extinguishment of 4.375% Convertible Notes	—	(165,999)
Proceeds from termination of convertible note hedge transactions	—	84,429
Payment for termination of convertible note warrant transactions	—	(55,651)
Payment of debt issuance costs for the issuance of 1.00% Covertible Notes	—	(2,815)

Net cash provided by financing activities	4,843	143,152

Effects of foreign currency exchange rates on cash and cash equivalents	(3,342)	(3,400)

Net (decrease) increase in cash and cash equivalents	(180,990)	259,421
Cash and cash equivalents, beginning of year	935,400	402,502

Cash and cash equivalents, end of period	$754,410	$661,923

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        Take-Two Interactive Software, Inc. (the "Company," "we," "us," or similar pronouns) was incorporated in the state of Delaware in 1993. We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. The Company develops and publishes products through its two wholly-owned labels Rockstar Games and 2K. Our products are designed for console systems and personal computers, including smart phones and tablets, and are delivered through physical retail, digital download, online platforms and cloud streaming services.

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

Short-term Investments

        Short-term investments designated as available-for-sale securities are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Investments with original maturities greater than 90 days and remaining maturities of less than one year are normally classified within short-term investments. In addition, investments with maturities beyond one year at the time of

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

purchase that are highly liquid in nature and represent the investment of cash that is available for current operations are classified as short-term investments.

        Unrealized gains and losses of the Company's available-for-sale securities are excluded from earnings and are reported as a component of other comprehensive income (loss), net of tax, until the security is sold, the security has matured, or the Company determines that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on short-term investments are calculated based on the specific identification method and would be reclassified from accumulated other comprehensive income (loss) to interest and other, net.

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

Sale of Long-Term Investment

        The Company held an investment in Twitch Interactive, Inc.'s ("Twitch") Class C Preferred stock, which was accounted for under the cost method of accounting. In September 2014, the Company recognized a pretax gain of approximately $18,976 in connection with the sale of Twitch. The pretax gain is presented as "Gain on sale of long-term investment" in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2014.

Hedging Activities

        We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we use hedging programs in an effort to mitigate the effect of foreign currency exchange rate movements.

Cash Flow Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Condensed Consolidated Statements of Operations. During the reporting periods presented, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2014, we had no forward contracts outstanding to buy or sell foreign currencies in exchange for U.S. dollars designated as cash flow hedges. At March 31, 2014, we had $890 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of March 31, 2014, the fair value of these outstanding forward contracts was immaterial and was included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2014, we had $2,993 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $65,208 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2014, we had $68,520 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months ended September 30, 2014 and 2013, we recorded a gain of $370 and a loss of $10,809, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the six months ended September 30, 2014 and 2013, we recorded losses of $432 and $10,267, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. As of September 30, 2014 and March 31, 2014, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Debt

        As of September 30, 2014, the estimated fair value of the Company's 1.75% Convertible Notes due 2016 and the Company's 1.00% Convertible Notes due 2018 was $332,500 and $353,309, respectively. See Note 8 for additional information regarding our Convertible Notes. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

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

2. MANAGEMENT AGREEMENT

        In March 2007, we entered into a management services agreement, which was renewed in May 2011 (the "2011 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), pursuant to which ZelnickMedia provided us with certain management, consulting and executive level services. In March 2014, we entered into a new management agreement, (the "2014 Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2019. The 2014 Management Agreement became effective April 1, 2014 and supersedes and replaces the 2011 Management Agreement, except as otherwise contemplated by the 2014 Management Agreement. As part of the 2014 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2014 Management Agreement provides for an annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $1,336 and $2,056 for the three months ended September 30, 2014 and 2013, respectively, and $2,673 and $3,183 for the six months ended September 30, 2014 and 2013, respectively.

        Pursuant to the 2011 Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that vest annually through April 1, 2015 and 1,650,000 shares of market-based restricted stock that are eligible to vest through April 1, 2015, based on the Company's Total Shareholder Return (as defined in the relevant grant agreements) relative to the Total Shareholder Return of the companies that constitute the NASDAQ Composite Index measured annually on a cumulative basis. To earn all of the shares of market-based restricted stock, the Company must perform at the 75th percentile, or top quartile, of the NASDAQ Composite Index. Each reporting period, we remeasure the fair value of the unvested portion of the shares of market-based restricted stock granted to ZelnickMedia. The unvested portion of the shares of restricted stock granted pursuant to the 2011 Management Agreement as of September 30, 2014 and March 31, 2014 was 1,133,000 and 1,894,750 shares, respectively. For the three months ended September 30, 2014 and 2013, we recorded an expense of $5,069 and $5,633, respectively, of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the 2011 Management Agreement. For the six months ended September 30, 2014 and 2013, we recorded an expense of $7,806 and $6,120, resepectively, of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the 2011 Management Agreement.

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

Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over the two-year period ending on April 1, 2016. To earn the target number of 165,314 market-based restricted units, the Company must perform at the 50th percentile, with the maximum number of 330,628 market-based restricted units if the Company performs at the 75th percentile. Each reporting period, we remeasure the fair value of the unvested portion of the shares of market-based restricted units granted to ZelnickMedia. We also granted 110,208 performance-based restricted units of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement) that are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP" measured over the two-year period ending on April 1, 2016. The target number of performance-based restricted units that may be earned pursuant to these grants is 55,104, with a maximum number of 110,208 performance-based restricted units. Each reporting period, we assess the performance metric and upon achievement of certain thresholds record an expense for the unvested portion of the shares of performance-based restricted units. The unvested portion of time-based, market-based and performance-based restricted units granted pursuant to the 2014 Management Agreement as of September 30, 2014 was 619,490. For the three and six months ended September 30, 2014 we recorded an expense of $1,390 and $2,579, respectively, of stock-based compensation (a component of general and administrative expenses) related to the restricted stock units granted pursuant to the 2014 Management Agreement.

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

	September 30, 2014	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$577,369	$577,369	$—	$—	Cash and cash equivalents
Bank-time deposits	46,523	46,523	—	—	Cash and cash equivalents
Corporate bonds	49,367	—	49,367	—	Short-term investments

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

4. SHORT-TERM INVESTMENTS

        Our short-term investments consisted of the following available-for-sale securities as of September 30, 2014:

	As of September 30, 2014
		Gross Unrealized
	Cost or Amortized Cost			Fair Value
		Gains	Losses
Short-term investments
Available-for-sale securities:
Corporate bonds	$49,452	$—	$(85)	$49,367

Total short-term investments	$49,452	$—	$(85)	$49,367

        Unrealized gains and losses of the Company's available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax, until the security is sold, the security has matured, or the Company determines that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. We evaluate our investments for impairment quarterly. The Company considers various factors in the review of investments with an unrealized loss, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of September 30, 2014.

        The following table summarizes the contracted maturities of our short-term investments classified as available-for-sale at September 30, 2014:

	As of September 30, 2014
	Amortized Cost	Fair Value
Short-term investments
Due in 1-2 years	$49,452	$49,367

Total short-term investments	$49,452	$49,367

5. INVENTORY

        Inventory balances by category are as follows:

	September 30, 2014	March 31, 2014
Finished products	$46,451	$28,418
Parts and supplies	9,497	1,362

Inventory	$55,948	$29,780

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

5. INVENTORY (Continued)

        Estimated product returns included in inventory at September 30, 2014 and March 31, 2014 were $439 and $578, respectively.

6. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	September 30, 2014		March 31, 2014
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$77,057	$93,080	$53,041	$60,196
Software development costs, externally developed	136,757	8,693	51,643	49,310
Licenses	11,461	—	11,519	—

Software development costs and licenses	$225,275	$101,773	$116,203	$109,506

        Software development costs and licenses as of September 30, 2014 and March 31, 2014 included $323,720 and $211,302, respectively, related to titles that have not been released.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	September 30, 2014	March 31, 2014
Software development royalties	$91,189	$258,129
Compensation and benefits	31,629	44,255
Marketing and promotions	18,216	16,552
Licenses	8,998	16,917
Other	36,034	61,320

Accrued expenses and other current liabilities	$186,066	$397,173

8. DEBT

Credit Agreement

        In August 2014, we entered into a Third Amendment to the Second Amended and Restated October 2011 Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (4.25% at September 30, 2014), or (b) 1.50% to 2.00% above the LIBOR Rate (approximately 2.16% at September 30, 2014), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at September 30, 2014 and March 31, 2014.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $5,000.

        Information related to availability on our Credit Agreement is as follows:

	September 30, 2014	March 31, 2014
Available borrowings	$98,335	$63,630
Outstanding letters of credit	1,664	1,664

        We recorded interest expense and fees related to the Credit Agreement of $138 and $160 for the three months ended September 30, 2014 and 2013, respectively and $297 and $319 for six months ended September 30, 2014 and 2013, respectively.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of September 30, 2014, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        The following table provides the components of interest expense related to our 4.375% Convertible Notes, which was extinguished in August 2013:

	Three Months Ended September 30,	Six Months Ended September 30,
	2013	2013
Cash interest expense (coupon interest expense)	$1,007	$2,516
Non-cash amortization of discount on 4.375% Convertible Notes	1,771	4,358
Amortization of debt issuance costs	113	284

Total interest expense related to 4.375% Convertible Notes	$2,891	$7,158

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

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of September 30, 2014, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

        We separately account for the liability and equity components of the 1.75% Convertible Notes in a manner that reflects the Company's nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. We estimated the fair value of the 1.75% Convertible Notes to be $197,373, as of the date of issuance of our 1.75% Convertible Notes, assuming a 6.9% non-convertible borrowing rate. The carrying amount of the equity component was determined to be $52,627 by deducting the fair value of the liability component from the par value of the 1.75% Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest and other, net over the term of the 1.75% Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the $6,875 of banking, legal and accounting fees related to the issuance of the 1.75% Convertible Notes, we allocated $5,428 to the liability component and $1,447 to the equity component. Debt issuance costs attributable to the liability component are being amortized to interest and other, net over the term of the 1.75% Convertible Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

        As of September, 30, 2014 and March 31, 2014, the if-converted value of our 1.75% Convertible Notes exceeded the principal amount of $250,000 by $52,079 and $37,151, respectively.

        The following table provides additional information related to our 1.75% Convertible Notes:

	September 30, 2014	March 31, 2014
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	24,794	30,025

Net carrying amount of 1.75% Convertible Notes	$225,206	$219,975

Carrying amount of debt issuance costs	$2,183	$2,716

        The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Cash interest expense (coupon interest expense)	$1,094	$1,094	$2,188	$2,188
Non-cash amortization of discount on 1.75% Convertible Notes	2,637	2,467	5,231	4,894
Amortization of debt issuance costs	265	278	533	559

Total interest expense related to 1.75% Convertible Notes	$3,996	$3,839	$7,952	$7,641

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

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.00% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.00% Convertible Notes to be due and payable. In the

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.00% Convertible Notes will automatically become due and payable immediately. As of September 30, 2014, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

        We separately account for the liability and equity components of the 1.00% Convertible Notes in a manner that reflects the Company's nonconvertible debt borrowing rate. We estimated the fair value of the 1.00% Convertible Notes to be $225,567 upon issuance of our 1.00% Convertible Notes, assuming a 6.15% non- convertible borrowing rate. The carrying amount of the equity component was determined to be approximately $57,621 by deducting the fair value of the liability component from the net proceeds of the 1.00% Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest and other, net over the term of the 1.00% Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the $2,815 of banking, legal and accounting fees related to the issuance of the 1.00% Convertible Notes, we allocated $2,209 to the liability component and $606 to the equity component. Debt issuance costs attributable to the liability component are being amortized to interest and other, net over the term of the 1.00% Convertible Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

        As of September, 30, 2014 and March 31, 2014, the if-converted value of our 1.00% Convertible Notes exceeded the principal amount of $287,500 by $20,738 and $5,507, respectively.

        The following table provides additional information related to our 1.00% Convertible Notes:

	September 30, 2014	March 31, 2014
Additional paid-in capital	$35,784	$35,784

Principal amount of 1.00% Convertible Notes	$287,500	$287,500
Unamortized discount of the liability component	47,835	53,444

Net carrying amount of 1.00% Convertible Notes	$239,665	$234,056

Carrying amount of debt issuance costs	$1,595	$1,831

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

        The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Cash interest expense (coupon interest expense)	$718	$732	$1,437	$823
Non-cash amortization of discount on 1.00% Convertible Notes	2,826	2,712	5,609	3,044
Amortization of debt issuance costs	117	125	236	137

Total interest expense related to 1.00% Convertible Notes	$3,661	$3,569	$7,282	$4,004

9. EARNINGS (LOSS) PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Computation of Basic and Diluted EPS:
Net loss	$(41,369)	$(124,120)	$(76,772)	$(186,034)

Weighted average shares outstanding—basic and diluted	80,355	88,822	79,862	87,907

Basic and diluted EPS:	$(0.51)	$(1.40)	$(0.96)	$(2.12)

        The Company incurred a net loss for the three and six months ended September 30, 2014 and 2013; therefore, the basic and diluted weighted average shares outstanding exclude the effect of unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive.

        Certain of our unvested restricted stock awards (including restricted stock units, time-based and market-based restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator. For the three and six months ended September 30, 2014 and 2013, we had approximately 6,890,000 and 13,488,000 participating securities, respectively, which are excluded due to the net loss for that period.

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

        The impact of approximately 2,009,000 unexercised stock option awards were excluded from the diluted EPS calculation for the three and six months ended September 30, 2013 due to the net loss for those periods.

        For the three and six months ended September 30, 2014, we issued approximately 762,000 and 2,050,000, respectively, of restricted stock awards and we canceled approximately 73,000 and 573,000, respectively, of unvested restricted stock awards.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following table provides the components of accumulated other comprehensive income (loss):

	Six Months Ended September 30, 2014
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available- for-sales securities	Total
Balance at March 31, 2014	$1,531	$585	$—	$2,116
Other comprehensive (loss) income before reclassifications	(7,480)	32	(85)	(7,533)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—

Balance at September 30, 2014	$(5,949)	$617	$(85)	$(5,417)

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Six Months Ended September 30, 2013
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

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue by geographic region:	2014	2013	2014	2013
United States	$59,322	$78,099	$124,166	$163,258
Europe	44,145	52,274	88,143	92,831
Asia Pacific	9,064	9,237	19,024	20,095
Canada and Latin America	13,746	9,214	20,369	15,307

Total net revenue	$126,277	$148,824	$251,702	$291,491

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

11. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Net revenue by product platform was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue by product platform:	2014	2013	2014	2013
Console	$93,684	$88,465	$177,454	192,071
PC and other	32,593	60,359	74,248	99,420

Total net revenue	$126,277	$148,824	$251,702	$291,491

        Our products are delivered through physical retail and digital online services (digital download, online platforms and cloud streaming). Net revenue by distribution channel was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue by distribution channel:	2014	2013	2014	2013
Digital online	$80,646	$89,454	$160,847	$162,309
Physical retail and other	45,631	59,370	90,855	129,182

Total net revenue	$126,277	$148,824	$251,702	$291,491

12. COMMITMENTS AND CONTINGENCIES

        At September 30, 2014, we did not have any significant changes to our commitments since March 31, 2014. See Note 11 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2014 for more information regarding our commitments.

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

13. SHARE REPURCHASE

Share Repurchase Program

        In January 2013, our Board of Directors (the "Board") authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

13. SHARE REPURCHASE (Continued)

and other conditions. The program may be suspended or discontinued at any time for any reason. During the six months ended September 30, 2014, the Company did not repurchase any shares as part of the program. As of September 30, 2014, up to approximately 3,283,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization.

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

Overview

Our Business

        We are a leading developer, publisher and marketer of interactive entertainment for consumers around the globe. We develop and publish products through our two wholly-owned labels Rockstar Games and 2K. Our products are currently designed for console gaming systems such as Sony's PlayStation®3 ("PS3") and PlayStation®4 ("PS4") and Microsoft's Xbox 360® ("Xbox 360") and Xbox One® ("Xbox One"); and personal computers, including smartphones and tablets. We deliver our products through physical retail, digital download, online platforms and cloud streaming services.

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

        Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 189 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013. Grand Theft Auto V includes access to Grand Theft Auto Online, which launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the LA Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable add-on episodes, content and virtual currency, and releasing titles for smartphones and tablets.

        Our 2K label has published a variety of popular entertainment properties across all key platforms and across a range of genres including shooter, action, role-playing, strategy, sports and family/casual entertainment. We expect 2K to continue to develop new and successful franchises in the future. 2K's internally owned and developed franchises include the critically acclaimed, multi-million unit selling BioShock, Mafia, Sid Meier's Civilization and XCOM Enemy Unknown series. 2K also publishes highly successful externally developed franchises, such as Borderlands. 2K's realistic sports simulation titles, include our flagship NBA 2K series, which has been the top-ranked NBA basketball video game for 14 years running, and the WWE 2K series.

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

Trends and Factors Affecting our Business

        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 40% of the Company's net revenue for the six months ended September 30, 2014. The timing of our Grand Theft Auto releases varies significantly, which in turn may affect our financial performance on a quarterly and annual basis.

        Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 64.7% and 57.7% of net revenue during the six months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and March 31, 2014, our five largest customers comprised approximately 76.4% and 68.3% of our gross accounts receivable, respectively. We had three customers who accounted for approximately 28.3%, 24.1% and 10.2% of our gross accounts receivable as of September 30, 2014 and three customers who accounted for 22.6%, 22.3% and 14.9% of our gross accounts receivable as of March 31, 2014. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of September 30, 2014 and March 31, 2014. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

        Hardware Platforms.    We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS3 and PS4, and Microsoft's Xbox 360 and Xbox One, which comprised approximately 70.1% of the Company's net revenue by product platform for the six months ended September 30, 2014. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Additionally, our development costs are generally higher for titles during platform transition periods, and we have a limited ability to predict the consumer acceptance of the future platforms, which may affect our sales and profitability. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

        Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download through the Internet (from websites we own and others owned by third-parties). We aim to drive recurrent consumer spending, by generating incremental revenues from our titles through digital download offerings, including add-on content, microtransactions and online play. In addition, we are publishing an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download through the Internet. Note 11 to our Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised approximately 63.9% of the Company's net revenue by distribution channel for the six months ended September 30, 2014. We expect online delivery of games and game offerings to become an increasing part of our business over the long- term.

Product Releases

        We did not release any key titles during the six months ended September 30, 2014.

Product Pipeline

        We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
NBA 2K15	2K	Internal	PS3, PS4, Xbox 360, Xbox One, PC	October 7, 2014 (released)
Borderlands: The Pre-Sequel	2K	Internal/External Dev.	Xbox 360, PS3, Windows PC	October 14, 2014 (released)
Sid Meier's Civilization: Beyond Earth	2K	Internal	Windows PC	October 24, 2014 (released)
WWE 2K15	2K	Internal/External Dev.	PS3, Xbox 360	October 28, 2014 (released)
BioShock Infinite: The Complete Edition	2K	Internal	Xbox 360, PS3	November 4, 2014
WWE 2K15	2K	Internal/External Dev.	PS4, Xbox One	November 18, 2014*
Grand Theft Auto V	Rockstar Games	Internal	Xbox One, PS4	November 18, 2014
Grand Theft Auto Online	Rockstar Games	Internal	Xbox One, PS4	November 18, 2014
Grand Theft Auto V	Rockstar Games	Internal	PC	January 27, 2015
Evolve	2K	External	Xbox One, PS4, PC	February 10, 2015
Battleborn	2K	External	Xbox One, PS4, PC	Fiscal Year 2016

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

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	41.2%	62.1%	42.2%	63.9%

Gross profit	58.8%	37.9%	57.8%	36.1%

Selling and marketing	38.9%	68.1%	34.2%	49.0%
General and administrative	34.8%	28.9%	33.1%	26.0%
Research and development	19.4%	17.8%	19.3%	16.3%
Depreciation and amortization	4.1%	2.3%	3.7%	2.2%

Total operating expenses	97.2%	117.1%	90.3%	93.5%

Loss from operations	(38.4)%	(79.2)%	(32.5)%	(57.4)%
Interest and other, net	(5.9)%	(7.2)%	(6.0)%	(6.9)%
Gain on sale of long-term investment	15.0%	0.0%	7.5%	0.0%
Loss on extinguishment of debt	0.0%	(6.1)%	0.0%	(3.1)%
Gain on convertible note hedge and warrants, net	0.0%	3.6%	0.0%	1.2%

Loss before income taxes	(29.3)%	(88.9)%	(31.0)%	(66.2)%

Provision (benefit) for income taxes	3.5%	(5.5)%	(0.5)%	(2.4)%

Loss from continuing operations	(32.8)%	(83.4)%	(30.5)%	(63.8)%
Loss from discontinued operations, net of taxes	0.0%	0.0%	0.0%	0.0%

Net loss	(32.8)%	(83.4)%	(30.5)%	(63.8)%

Net revenue by geographic region:
United States	47.0%	52.5%	49.3%	56.0%
International	53.0%	47.5%	50.7%	44.0%
Net revenue by platform:
Console	74.2%	59.4%	70.5%	65.9%
PC and other	25.8%	40.6%	29.5%	34.1%
Net revenue by distribution channel:
Digital online	63.9%	60.1%	63.9%	55.7%
Physical retail and other	36.1%	39.9%	36.1%	44.3%

Three Months Ended September 30, 2014 Compared to September 30, 2013

(thousands of dollars)	2014	%	2013	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$126,277	100.0%	$148,824	100.0%	$(22,547)	(15.2)%
Software development costs and royalties(1)	16,343	12.9%	51,090	34.3%	(34,747)	(68.0)%
Product costs	18,761	14.9%	33,142	22.3%	(14,381)	(43.4)%
Internal royalties	12,413	9.8%	5,262	3.5%	7,151	135.9%
Licenses	4,499	3.6%	2,969	2.0%	1,530	51.5%

Cost of goods sold	52,016	41.2%	92,463	62.1%	(40,447)	(43.7)%

Gross profit	$74,261	58.8%	$56,361	37.9%	$17,900	31.8%

(1)
Includes $1,268 and $858 of stock-based compensation expense in 2014 and 2013, respectively, included in software development costs and royalties.

        For the three months ended September 30, 2014, net revenue decreased $22.5 million as compared to the prior year. This decrease was due to approximately $39.3 million in lower sales of Borderlands 2, Sid Meier's Civilization V: Brave New World, The Bureau: XCOM Declassified, Bioshock Infinite and Major League Baseball 2K13, which were released in prior years, partially offset by $20.2 million in higher sales from our Grand Theft Auto franchise, primarily driven by sales of Grand Theft Auto V and Grand Theft Auto Online.

        Net revenue on consoles increased to 74.2% of our total net revenue for the three months ended September 30, 2014 as compared to 59.4% for the same period in the prior year primarily due to the decreased percentage of total net revenue on PC and other platforms. PC and other sales decreased to 25.8% of our total net revenue for the three months ended September 30, 2014 as compared to 40.6% for the prior year period, which had benefited from the PC and Mac release of Sid Meier's Civilization V: Brave New World in July 2013, Borderland 2 which released several downloadable content packs in the prior period, the PC releases of BioShock Infinite in March 2013 and The Bureau: XCOM Declassified in August 2013.

        Net revenue from digital online channels increased to 63.9% of our total net revenue for the three months ended September 30, 2014 as compared to 60.1% for the prior year period. The increase was primarily driven by higher sales of digitally-delivered offerings from our Grand Theft Auto franchise, partially offset by lower sales of digitally delivered offerings for Borderlands 2 which had benefitted from the release of several downloadable content packs during the prior year period. Our percentage of digital online revenues for the three months ended September 30, 2014 and 2013 benefited from the absence of a key release during either period. Net revenue from physical retail and other channels represented 36.1% of our total net revenue for the three months ended September 30, 2014, which was consistent with the prior year. Recurrent consumer spending (including add-on content, microtransactions and online play) represented 54.3% and 45.6% of net revenue from digital online channels for the three months ended September 30, 2014 and 2013, respectively.

        Gross profit as a percentage of net revenue for the three months ended September 30, 2014 was 58.8% as compared to 37.9% for the prior year period. The increase was primarily due to (i) higher software development costs and royalties in the prior year associated with the August 2013 release of The Bureau: XCOM Declassified and (ii) lower product costs in the current year period as a percentage of net revenue primarily due to a greater share of net revenue in the current year period being generated from a product mix with higher selling price points, partially offset by higher internal royalties mainly due to higher income generated from our Grand Theft Auto franchise in the current year period.

        Net revenue earned outside of the United States accounted for 53.0% of our total net revenue for the three months ended September 30, 2014, as compared to 47.5% in the prior year. The year-over-year percentage increase was primarily due to Grand Theft Auto V, which generated higher sales outside of the United States during the three months ended September 30, 2014. Foreign currency exchange rates had an immaterial impact to net revenue and gross profit for the three months ended September 30, 2014 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2014	% of net revenue	2013	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$49,136	38.9%	$101,342	68.1%	$(52,206)	(51.5)%
General and administrative	43,975	34.8%	43,023	28.9%	952	2.2%
Research and development	24,533	19.4%	26,520	17.8%	(1,987)	(7.5)%
Depreciation and amortization	5,130	4.1%	3,367	2.3%	1,763	52.4%

Total operating expenses(1)	$122,774	97.2%	$174,252	117.1%	$(51,478)	(29.5)%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2014	2013
Selling and marketing	$2,249	$3,029
General and administrative	$9,095	$9,113
Research and development	$1,256	$2,319

        Foreign currency exchange rates increased total operating expenses by $1.3 million for the three months ended September 30, 2014 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses decreased $52.2 million for the three months ended September 30, 2014 as compared to the prior year which included $51.6 million of advertising expenses that were incurred in the prior year period primarily for Grand Theft Auto V which was released in September 2013.

General and administrative

        General and administrative expenses increased $1.0 million for the three months ended September 30, 2014, as compared to the prior year, primarily due to higher professional fees incurred for certain legal matters.

        General and administrative expenses for the three months ended September 30, 2014 and 2013 include occupancy expense (primarily rent, utilities and office expenses) of $4.6 million and $4.3 million, respectively, related to our development studios.

Research and development

        Research and development expenses decreased $2.0 million for the three months ended September 30, 2014 as compared to the prior year due to higher payroll capitalization at our development studios due to upcoming product releases.

Interest and other, net

        Interest and other, net was an expense of $7.5 million for the three months ended September 30, 2014, as compared to an expense of $10.7 million for the three months ended September 30, 2013. The decrease of $3.2 million was primarily due to a decrease of $2.9 million in interest expense in connection with the redemption of our 4.375% Convertible Notes in August 2013.

Gain on sale of long-term investment

        The Company held an investment in Twitch Interactive, Inc.'s ("Twitch") Class C Preferred stock, which was accounted for under the cost method of accounting. In September 2014, the Company recognized a pretax gain of approximately $19.0 million in connection with the sale of Twitch. The pretax gain is presented as "Gain on sale of long-term investment" in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2014.

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

Provision (Benefit) for Income Taxes

        The provision for income taxes was $4.3 million for the three months ended September 30, 2014, as compared to a benefit of $8.2 million for the three months ended September 30, 2013. The increase in income tax expense was primarily due to tax expense recognized during the current quarter attributable to the gain recognized in connection with the sale of Twitch described above.

        Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances related to tax credit carryforwards that will be utilized against projected full year income.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and net loss per share

        For the three months ended September 30, 2014, our net loss was $41.4 million, as compared to $124.1 million in the prior year period. Net loss per share for the three months ended September 30, 2014 was $0.51 as compared to net loss per share of $1.40 for the three months ended September 30, 2013. Basic and diluted weighted average shares outstanding of 80.4 million were 8.4 million shares lower as compared to the prior year period primarily due to the repurchase of 16.2 million shares during the fiscal year ended March 31, 2014, partially offset by the vesting of restricted stock awards and the issuance of shares in connection with the redemption of our 4.375% Convertible Notes in August 2013. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.

Six Months Ended September 30, 2014 Compared to September 30, 2013

(thousands of dollars)	2014	%	2013	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$251,702	100.0%	$291,491	100.0%	$(39,789)	(13.7)%
Software development costs and royalties(1)	36,649	14.6%	104,818	36.0%	(68,169)	(65.0)%
Product costs	37,353	14.8%	64,129	22.0%	(26,776)	(41.8)%
Licenses	11,459	4.6%	9,156	3.1%	2,303	25.2%
Internal royalties	20,711	8.2%	8,202	2.8%	12,509	152.5%

Cost of goods sold	106,172	42.2%	186,305	63.9%	(80,133)	(43.0)%

Gross profit	$145,530	57.8%	$105,186	36.1%	$40,344	38.4%

(1)
Includes $2,739 and $1,956 of stock-based compensation expense in 2014 and 2013, respectively.

        For the six months ended September 30, 2014, net revenue decreased $39.8 million as compared to the prior year. This decrease was due to approximately $67.9 million in lower sales of Borderlands 2, Bioshock Infinite, Major League Baseball 2K13, Sid Meier's Civilization V: Brave New World and The Bureau: XCOM Declassified, which were released in prior years, partially offset by $35.6 million in higher sales from our Grand Theft Auto franchise, primarily driven by sales of Grand Theft Auto V and Grand Theft Auto Online.

        Net revenue on consoles increased to 70.5% of our total net revenue for the six months ended September 30, 2014 as compared to 65.9% for the same period in the prior year primarily due to the decreased percentage of total net revenue on PC and other platforms. PC and other sales decreased to 29.5% of our total net revenue for the six months ended September 30, 2014 as compared to 34.1% in the prior year period, which had benefited from the PC and Mac release of Sid Meier's Civilization V: Brave New World in July 2013,and the PC releases of BioShock Infinite in March 2013 and Borderlands 2 in September 2012. Net revenue from digital online channels increased to 63.9% of our total net revenue for the six months ended September 30, 2014 as compared to 55.7% for the prior year period. The increase was primarily driven by higher sales of digitally-delivered offerings from our Grand Theft Auto franchise, partially offset by lower sales of digitally delivered offerings for Borderlands 2 which had benefitted from the release of several downloadable content packs during the prior year period. In addition, our percentage of digital online revenues for the six months ended September 30, 2014 and 2013 benefited from the absence of a key release during either period. Recurrent consumer spending (including add-on content, microtransactions and online play) represented 47.9% and 45.6% of net revenue from digital online channels for the six months ended September 30, 2014 and 2013, respectively. Net revenue from physical retail and other channels decreased to 36.1% of our total net revenue for the six months ended September 30, 2014, as compared to 44.3% for the same period in the prior year primarily due to the increased proportion of total net revenue from digital online channels explained above.

        Gross profit as a percentage of net revenue for the six months ended September 30, 2014 was 57.8% as compared to 36.1% for the prior year period. The increase was primarily due to (i) lower product costs in the current year as a percentage of net revenue due to an increased proportion of net revenue from digital online channels and (ii) lower software development costs and royalties during the six months ended September 30, 2014 mainly due to the August 2013 release of The Bureau: XCOM Declassified, partially offset by higher internal royalties in the current year's period mainly due to higher income generated from our Grand Theft Auto franchise.

        Net revenue earned outside of the United States accounted for 50.7% of our total net revenue for the six months ended September 30, 2014, as compared to 44.0% in the prior year period. The percentage increase was primarily due to Grand Theft Auto V, which generated higher sales outside of the United States during the six months ended September 30, 2014. Foreign currency exchange rates had increased net revenue by $1.1 million and had an immaterial impact to gross profit, for the six months ended September 30, 2014 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2014	% of net revenue	2013	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$85,982	34.2%	$142,943	49.0%	$(56,961)	(39.8)%
General and administrative	83,327	33.1%	75,883	26.0%	7,444	9.8%
Research and development	48,665	19.3%	47,391	16.3%	1,274	2.7%
Depreciation and amortization	9,278	3.7%	6,424	2.2%	2,854	44.4%

Total operating expenses(1)	$227,252	90.3%	$272,641	93.5%	$(45,389)	(16.6)%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2014	2013
Selling and marketing	$4,249	$4,606
General and administrative	$14,055	$12,148
Research and development	$2,803	$2,556

        Foreign currency exchange rates increased total operating expenses by $2.8 million for the six months ended September 30, 2014 as compared to the prior year period.

Selling and marketing

        Selling and marketing expenses decreased $57.0 million for the six months ended September 30, 2014 as compared to the prior year which included $62.0 million of advertising expenses that were incurred in the prior year period primarily for Grand Theft Auto V which released in September 2013. Partially offsetting the decrease in selling and marketing expenses were higher trade show costs related to our participation in the Electronic Entertainment Expo in 2014 but not in 2013.

General and administrative

        General and administrative expenses increased $7.4 million for the six months ended September 30, 2014, as compared to the prior year period, primarily due to higher professional fees related to ZelnickMedia stock based compensation expense mainly due to the Company's relative stock price performance related to the 2011 management agreement and the restricted units granted in connection with the 2014 Management Agreement, as well as higher professional fees incurred for certain legal matters.

        General and administrative expenses for the six months ended September 30, 2014 and 2013 include occupancy expense (primarily rent, utilities and office expenses) of $8.8 million and $8.5 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased $1.3 million for the six months ended September 30, 2014 as compared to the prior year period primarily due to an increase in personnel costs due mainly to higher headcount and stock-based compensation.

Interest and other, net

        Interest and other, net was an expense of $15.2 million for the six months ended September 30, 2014, as compared to an expense of $20.1 million for the six months ended September 30, 2013. The decrease of $4.9 million was primarily due to a net decrease of $3.7 million in interest expense primarily due to the redemption of our 4.375% Convertible Notes in August 2013 partially offset by interest on the 1.00% Convertible Notes issued in June 2013.

Gain on sale of investment

        The Company held an investment in Twitch Interactive, Inc.'s ("Twitch") Class C Preferred stock, which was accounted for under the cost method of accounting. In September 2014, the Company recognized a pretax gain of approximately $19.0 million in connection with the sale of Twitch. The pretax gain is presented as "Gain on sale of long-term investment" in our Condensed Consolidated Statements of Operations for the six months ended September 30, 2014.

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

Provision (Benefit) for Income Taxes

        Income tax benefit was $1.2 million for the six months ended September 30, 2014, as compared to $7.1 million for the six months ended September 30, 2013. The decrease in income tax benefit was primarily due to tax expense recognized during the current quarter attributable to the gain recognized in connection with the sale of Twitch described above.

        Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances related to tax credit carryforwards that will be utilized against projected full year income.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net loss and net loss per share

        For the six months ended September 30, 2014, our net loss was $76.8 million, as compared to $186.0 million in the prior year period. Net loss per share for the six months ended September 30, 2014 was $0.96 as compared to net loss per share of $2.12 for the six months ended September 30, 2013. Basic and diluted weighted average shares outstanding of 79.9 million were 8.0 million shares lower as compared to the prior year period, primarily due to the repurchase of 16.2 million shares during fiscal year ended March 31, 2014, partially offset by the vesting of restricted stock awards and the issuance of shares in connection with the redemption of our 4.375% Convertible Notes in August 2013. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.

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

Short-term Investments

        During the six months ended September 30, 2014, the Company has purchased $49.5 million of short-term investments which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, the Company may purchase additional short-term investments depending on future market conditions and liquidity needs.

Credit Agreement

        In August 2014, we entered into a Third Amendment to the Second Amended and Restated October 2011 Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100.0 million which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (4.25% at September 30, 2014), or (b) 1.50% to 2.00% above the LIBOR Rate (approximately 2.16% at September 30, 2014), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $5.0 million.

        As of September 30, 2014, there was $98.3 million available to borrow under the Credit Agreement. At September 30, 2014, we had no outstanding borrowings under the Credit Agreement and $1.7 million of letters of credit outstanding.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of September 30, 2014, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. As of September 30, 2014, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. As of September 30, 2014, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for approximately 64.7% and 57.7% of net revenue for the six months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and March 31, 2014, our five largest customers accounted for approximately 76.4% and 68.3% of our gross accounts receivable balance, respectively. We had three customers who accounted for approximately 28.3%, 24.1% and 10.2% of our gross accounts receivable as of September 30, 2014 and three customers who accounted for 22.6%, 22.3% and 14.9% of our gross accounts receivable as of March 31, 2014. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of September 30, 2014 and March 31, 2014. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We believe our current cash and cash equivalents, short-term investments and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

        As of September 30, 2014, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $139.9 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax impact to the extent possible.

        In January 2013, our board of directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the six months ended September 30, 2014, the Company did not repurchase any shares as part of the program. As of September 30, 2014, up to approximately 3,283,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization.

        Our changes in cash flows were as follows:

	Six Months Ended September 30,
(thousands of dollars)	2014	2013
Net cash (used in) provided by operating activities	$(131,822)	$135,121
Net cash used in investing activities	(50,669)	(15,452)
Net cash provided by financing activities	4,843	143,152
Effects of foreign currency exchange rates on cash and cash equivalents	(3,342)	(3,400)

Net (decrease) increase in cash and cash equivalents	$(180,990)	$259,421

        At September 30, 2014, we had $754.4 million of cash and cash equivalents, compared to $935.4 million at March 31, 2014. The decrease was primarily due to cash used in operations and investing activities. Net cash used in operations was primarily due to the payment of year-end accrued expenses and other current liabilities and investments in software development, partially offset by funding from our restricted cash and an increase in deferred revenue generated by the sale of virtual currency. Net cash used in investing activities related to purchases of short-term investments and purchases of fixed assets and was partially offset by the proceeds received from the sale of our long-term investment.

Contractual Obligations and Commitments

        We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. At September 30, 2014, we did not have any significant changes to our commitments since March 31, 2014.

Off-Balance Sheet Arrangements

        As of September 30, 2014 and March 31, 2014, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Latin America, Asia and Australia. For the three months ended September 30, 2014 and 2013, approximately 53.0% and 47.5%, respectively, of our net revenue was earned outside of the United States. For the six months ended September 30, 2014 and 2013, approximately 50.7% and 44.0%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

        As of September 30, 2014, our $49.4 million of short-term investments were classified as available-for-sale securities and therefore, were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $754.4 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. The Company has determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to the Company's Condensed Consolidated Financial Statements or liquidity as of September 30, 2014.

        Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (4.25% at September 30, 2014), or (b) 1.50% to 2.00% above the LIBOR rate (approximately 2.16% at September 30, 2014), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The 1.00% Convertible Notes and 1.75% Convertible Notes pay interest semi-annually at a fixed rate of 1.00% and 1.75%, respectively, per annum and we expect that there will be no fluctuation in rates related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 8 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the six months ended September 30, 2014, our foreign currency translation loss adjustment was approximately $7.5 million. We recognized a foreign currency exchange transaction loss for the six months ended September 30, 2014 and 2013 of $0.2 million $1.2 million, respectively, in interest and other, net in our Condensed Consolidated Statements of Operations.

Cash Flow Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Condensed Consolidated Statements of Operations. During the reporting periods presented, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2014, we had no forward contracts outstanding to buy or sell foreign currencies in exchange for U.S. dollars designated as cash flow hedges. At March 31, 2014, we had $0.9 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of March 31, 2014, the fair value of these outstanding forward contracts was immaterial and was included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We

do not enter into derivative financial contracts for speculative or trading purposes. At September 30, 2014, we had $3.0 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $65.2 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2014, we had $68.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months September 30, 2014 and 2013, we recorded a gain of $.4 million and a loss of $10.8 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the six months September 30, 2014 and 2013, we recorded losses of $.4 million and $10.3 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. As of September 30, 2014 and March 31, 2014, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the six months ended September 30, 2014, 50.7% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 5.1%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 5.1%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        Share Repurchase Program—In January 2013, our board of directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three months ended September 30, 2014, the Company did not repurchase shares of our common stock in the open market as part of the program. As of September 30, 2014, up to approximately 3,283,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization.

Item 6.    Exhibits

Exhibits:
10.1	Amendment to the Xbox 360 Publisher License Agreement, dated September 30, 2014, between Microsoft Corporation and the Company*
10.2
Amended and Restated Take-Two Interactive Software, Inc. 2009 Stock Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 28, 2014).
10.3
Third Amendment to Second Amended and Restated Credit Agreement, dated August 18, 2014, by and among the Company, each of its Subsidiaries identified on the signature pages thereto as Borrowers, each of its Subsidiaries identified on the signature pages thereto as Guarantors, the lender parties thereto, and Wells Fargo Capital Finance, LLC, as arranger and administrative agent (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2014).
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

Exhibits:
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

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and March 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: October 29, 2014	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: October 29, 2014	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial Officer (Principal Financial Officer)