Form 10-Q/A
period 2014-09-30
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2015-01-09
CIK 946581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of January 5, 2015, there were 84,174,729 shares of the Registrant’s Common Stock outstanding, net of treasury stock.

EXPLANATORY NOTE

Take-Two Interactive Software, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, originally filed with the Securities and Exchange Commission (“SEC”) on October 30, 2014 (the “Original Report”).  The purpose of this Amendment is solely to re-file Exhibit 10.1 with revised redactions in response to comments received from the Staff of the SEC regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Original Report.  This Amendment is an exhibit-only filing.  Except for the changes to Exhibit 10.1, this Amendment does not otherwise update any exhibits as originally filed.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)

Date: January 9, 2015	By:	/s/ STRAUSS ZELNICK
Strauss Zelnick
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: January 9, 2015	By:	/s/ LAINIE GOLDSTEIN
Lainie Goldstein
Chief Financial Officer
(Principal Financial Officer)