Form 10-Q
period 2014-12-31
TAKE TWO INTERACTIVE SOFTWARE INC
filed 2015-02-06
CIK 946581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
OR
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

        As of February 2, 2015, there were 84,368,648 shares of the Registrant's Common Stock outstanding, net of treasury stock.

(All other items in this report are inapplicable)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$897,452	$935,400
Short-term investments	79,140	—
Restricted cash	31,301	193,839
Accounts receivable, net of allowances of $86,630 and $75,518 at December 31, 2014 and March 31, 2014, respectively	435,709	53,143
Inventory	24,617	29,780
Software development costs and licenses	178,968	116,203
Deferred cost of goods sold	42,441	5,002
Prepaid expenses and other	116,385	66,073

Total current assets	1,806,013	1,399,440

Fixed assets, net	63,436	42,572
Software development costs and licenses, net of current portion	115,814	109,506
Deferred cost of goods sold, net of current portion	26,622	858
Goodwill	221,071	226,705
Other intangibles, net	4,793	5,113
Other assets	16,069	15,436

Total assets	$2,253,818	$1,799,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$113,240	$16,452
Accrued expenses and other current liabilities	255,862	397,173
Deferred revenue	338,003	61,195

Total current liabilities	707,105	474,820

Long-term debt	470,420	454,031
Non-current deferred revenue	197,943	18,128
Other long-term liabilities	62,961	50,845

Total liabilities	1,438,429	997,824

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, $.01 par value, 200,000 shares authorized; 104,602 and 105,156 shares issued and 88,364 and 88,918 outstanding at December 31, 2014 and March 31, 2014, respectively	1,046	1,052
Additional paid-in capital	1,024,626	954,699
Treasury stock, at cost (16,238 common shares at December 31, 2014 and March 31, 2014)	(276,836)	(276,836)
Retained earnings	84,096	120,775
Accumulated other comprehensive (loss) income	(17,543)	2,116

Total stockholders' equity	815,389	801,806

Total liabilities and stockholders' equity	$2,253,818	$1,799,630

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net revenue	$531,147	$1,863,869	$782,849	$2,155,360
Cost of goods sold	278,013	1,119,734	384,185	1,306,039

Gross profit	253,134	744,135	398,664	849,321
Selling and marketing	96,892	70,476	182,874	213,419
General and administrative	53,564	34,718	136,891	110,601
Research and development	31,221	29,233	79,886	76,624
Depreciation and amortization	5,845	3,413	15,123	9,837

Total operating expenses	187,522	137,840	414,774	410,481

Income (loss) from operations	65,612	606,295	(16,110)	438,840
Interest and other, net	(9,458)	(5,949)	(24,689)	(26,018)
Gain (loss) on long-term investments	(1,500)	—	17,476	—
Loss on extinguishment of debt	—	—	—	(9,014)
Gain on convertible note hedge and warrants, net	—	—	—	3,461

Income (loss) from continuing operations before income taxes	54,654	600,346	(23,323)	407,269
Provision for income taxes	14,561	21,902	13,356	14,804

Income (loss) from continuing operations	40,093	578,444	(36,679)	392,465
Loss from discontinued operations, net of taxes	—	(18)	—	(73)

Net income (loss)	$40,093	$578,426	$(36,679)	$392,392

Earnings (loss) per share:
Continuing operations	$0.46	$5.88	$(0.46)	$4.02
Discontinued operations	—	—	—	—

Basic earnings (loss) per share	$0.46	$5.88	$(0.46)	$4.02

Continuing operations	$0.42	$4.69	$(0.46)	$3.29
Discontinued operations	—	—	—	—

Diluted earnings (loss) per share	$0.42	$4.69	$(0.46)	$3.29

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income (loss)	$40,093	$578,426	$(36,679)	$392,392
Other comprehensive (loss) income:
Foreign currency translation adjustment	(12,032)	(474)	(19,512)	6,518
Change in unrealized gains on cash flow hedges, net of taxes	—	67	32	269
Unrealized gains and (losses) on available-for-sale securities, net of taxes	(94)	—	(179)	—

Other comprehensive (loss) income	(12,126)	(407)	(19,659)	6,787

Comprehensive income (loss)	$27,967	$578,019	$(56,338)	$399,179

See accompanying Notes.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended December 31,
	2014	2013
Operating activities:
Net income (loss)	$(36,679)	$392,392

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and impairment of software development costs and licenses	89,768	252,229
Depreciation and amortization	15,123	9,837
Loss from discontinued operations	—	73
Amortization and impairment of intellectual property	320	3,375
Stock-based compensation	52,474	57,594
Deferred income taxes	641	(5,487)
Amortization of discount on Convertible Notes	16,389	17,507
Amortization of debt issuance costs	1,260	1,510
(Gain) loss on long-term investment	(17,476)	—
Loss on extinguishment of debt	—	9,014
Gain on convertible note hedge and warrants, net	—	(3,461)
Other, net	2,262	(414)
Changes in assets and liabilities, net of effect from purchases of businesses:
Restricted cash	162,538	171,892
Accounts receivable	(382,566)	77
Inventory	5,163	(14,817)
Software development costs and licenses	(155,454)	(151,275)
Prepaid expenses, other current and other non-current assets	(52,092)	(377,608)
Deferred revenue	456,623	24,447
Deferred cost of goods sold	(63,203)	(232)
Accounts payable, accrued expenses and other liabilities	(34,565)	345,174
Net cash used in discontinued operations	—	(1,034)

Net cash provided by operating activities	60,526	730,793

Investing activities:
Purchase of fixed assets	(36,579)	(23,455)
Purchases of short-term investments	(79,677)	—
Purchase of long-term investments	(5,000)
Cash received from sale of long-term investment	21,976	—
Payments in connection with business combinations, net of cash acquired	—	(1,000)

Net cash used in investing activities	(99,280)	(24,455)

Financing activities:
Excess tax benefit from stock-based compensation	10,352	—
Repurchase of common stock		(276,836)
Proceeds from issuance of 1.00% Convertible Notes	—	283,188
Payment for extinguishment of 4.375% Convertible Notes	—	(165,999)
Proceeds from termination of convertible note hedge transactions	—	84,429
Payment for termination of convertible note warrant transactions	—	(55,651)
Payment of debt issuance costs for the issuance of 1.00% Covertible Notes	—	(2,815)

Net cash provided by (used in) financing activities	10,352	(133,684)

Effects of foreign currency exchange rates on cash and cash equivalents	(9,546)	(2,986)

Net (decrease) increase in cash and cash equivalents	(37,948)	569,668
Cash and cash equivalents, beginning of year	935,400	402,502

Cash and cash equivalents, end of period	$897,452	$972,170

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

Sale of Long-Term Investment

        The Company held an investment in Twitch Interactive, Inc.'s ("Twitch") Class C Preferred stock, which was accounted for under the cost method of accounting. In September 2014, the Company recognized a pretax gain of approximately $18,976 in connection with the sale of Twitch. The pretax gain is presented within "Gain (loss) on long-term investments" in our Condensed Consolidated Statements of Operations for the nine months ended December 31, 2014.

Hedging Activities

        We transact business in various foreign currencies and have significant sales and purchase transactions denominated in foreign currencies, subjecting us to foreign currency exchange rate risk. From time to time, we use hedging programs in an effort to mitigate the effect of foreign currency exchange rate movements.

Cash Flow Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

interest and other, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Condensed Consolidated Statements of Operations. During the reporting periods presented, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2014, we had no forward contracts outstanding to buy or sell foreign currencies in exchange for U.S. dollars designated as cash flow hedges. At March 31, 2014, we had $890 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of March 31, 2014, the fair value of these outstanding forward contracts was immaterial and was included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2014, we had $4,609 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $231,346 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2014, we had $68,520 of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months ended December 31, 2014 and 2013, we recorded a gain of $7,702 and a loss of $7,196, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the nine months ended December 31, 2014 and 2013, we recorded a gain of $7,270 and a loss of $17,463, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. As of December 31, 2014 and March 31, 2014, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Revenue Recognition

        For some of our software products, we enter into multiple element revenue arrangements in which we may provide a combination of full game software, add-on content, maintenance or support. When all other revenue recognition criteria are met for these arrangements, we determine the fair value of each delivered and undelivered element using vendor-specific objective evidence ("VSOE") of fair value and allocate the total price among the various elements. When we have not established VSOE

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

for each element, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. For arrangements that require the deferral of revenue, the cost of goods sold is deferred and recognized as the related net revenue is recognized. Deferred cost of goods sold includes product costs, royalties and licenses. We determine VSOE for each element based on historical stand-alone sales to third parties. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

        In identifying the deliverables within an arrangement we consider whether our software products contain more-than-inconsequential online functionality by evaluating the significance of the development effort, the nature of the online features, the extent of anticipated marketing focus on the online features, the significance of the online features to the consumers' anticipated overall gameplay experience, and the significance and length of time of our post sale obligations to consumers. Determining whether the online functionality for a particular game constitutes a more than an inconsequential deliverable is subjective and requires management's judgment.

        When our software products provide limited online functionality at no additional cost to the consumer, we generally consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer revenue related to products containing such online features. When software products provide online functionality that represents a more-than-inconsequential deliverable, we recognize the software-related revenues and the related cost of goods sold ratably over the estimated service period of the title (assuming all other recognition criteria are met) as we have not established VSOE for that deliverable.

        During the fiscal quarter ending December 31, 2014, the Company concluded that the updates being provided with Grand Theft Auto V were no longer considered an inconsequential deliverable because of the add-on content updates provided to date and expected to be provided in the future. As a result, the net revenue and cost of goods sold that have been deferred will be recognized ratably over the expected service period, which is equal to the estimated remaining life of the game which we have concluded for Grand Theft Auto V to be 24 months from the time of release.

Debt

        As of December 31, 2014, the estimated fair value of the Company's 1.75% Convertible Notes due 2016 and the Company's 1.00% Convertible Notes due 2018 was $379,575 and $403,593, respectively. See Note 8 for additional information regarding our Convertible Notes. The fair value was determined using observable market data for the Convertible Notes and its embedded option feature.

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

2. MANAGEMENT AGREEMENT

        In March 2007, we entered into a management services agreement, which was renewed in May 2011 (as amended, the "2011 Management Agreement") with ZelnickMedia Corporation ("ZelnickMedia"), pursuant to which ZelnickMedia provided us with certain management, consulting and executive level services. In March 2014, we entered into a new management agreement, (the "2014 Management Agreement"), with ZelnickMedia pursuant to which ZelnickMedia continues to provide financial and management consulting services to the Company through March 31, 2019. The 2014 Management Agreement became effective April 1, 2014 and supersedes and replaces the 2011 Management Agreement, except as otherwise contemplated by the 2014 Management Agreement. As part of the 2014 Management Agreement, Strauss Zelnick, the President of ZelnickMedia, continues to serve as Executive Chairman and Chief Executive Officer and Karl Slatoff, a partner of ZelnickMedia, continues to serve as President of the Company. The 2014 Management Agreement provides for an

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

2. MANAGEMENT AGREEMENT (Continued)

annual management fee of $2,970 over the term of the agreement and a maximum annual bonus opportunity of $4,752 over the term of the agreement, based on the Company achieving certain performance thresholds. In consideration for ZelnickMedia's services, we recorded consulting expense (a component of general and administrative expenses) of $3,119 and $1,591 for the three months ended December 31, 2014 and 2013, respectively, and $5,792 and $4,774 for the nine months ended December 31, 2014 and 2013, respectively.

        Pursuant to the 2011 Management Agreement, we granted 1,100,000 shares of restricted stock to ZelnickMedia that vest annually through May 15, 2015 and 1,650,000 shares of market-based restricted stock that are eligible to vest through May 15, 2015, based on the Company's Total Shareholder Return (as defined in the relevant grant agreements) relative to the Total Shareholder Return of the companies that constitute the NASDAQ Composite Index measured annually on a cumulative basis. To earn all of the shares of market-based restricted stock, the Company must perform at the 75th percentile, or top quartile, of the NASDAQ Composite Index. Each reporting period, we remeasure the fair value of the unvested portion of the shares of market-based restricted stock granted to ZelnickMedia. The unvested portion of the shares of restricted stock granted pursuant to the 2011 Management Agreement as of December 31, 2014 and March 31, 2014 was 1,133,000 and 1,894,750 shares, respectively. For the three months ended December 31, 2014 and 2013, we recorded an expense of $11,239 and a gain of $1,528, respectively, of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the 2011 Management Agreement. For the nine months ended December 31, 2014 and 2013, we recorded an expense of $19,045 and $4,592, respectively, of stock-based compensation (a component of general and administrative expenses) related to the shares of restricted stock granted pursuant to the 2011 Management Agreement.

        In connection with the 2014 Management Agreement, on April 1, 2014, we granted 178,654 time-based restricted units to ZelnickMedia that will vest on April 1, 2016, provided that the 2014 Management Agreement has not been terminated prior to such vesting date. In addition, we granted 330,628 market-based restricted units that are eligible to vest based on the Company's Total Shareholder Return (as defined in the relevant grant agreement) relative to the Total Shareholder Return (as defined in the relevant grant agreement) of the companies that constitute the NASDAQ Composite Index as of the grant date measured over the two-year period ending on April 1, 2016. To earn the target number of 165,314 market-based restricted units, the Company must perform at the 50th percentile, with the maximum number of 330,628 market-based restricted units if the Company performs at the 75th percentile. Each reporting period, we remeasure the fair value of the unvested portion of the shares of market-based restricted units granted to ZelnickMedia. We also granted 110,208 performance-based restricted units of which 50% are tied to "New IP" and 50% to "Major IP" (as defined in the relevant grant agreement) that are eligible to vest based on the Company's achievement of certain performance metrics (as defined in the relevant grant agreement) of individual product releases of "New IP" or "Major IP" measured over the two-year period ending on April 1, 2016. The target number of performance-based restricted units that may be earned pursuant to these grants is 55,104, with a maximum number of 110,208 performance-based restricted units. Each reporting period, we assess the performance metric and upon achievement of certain thresholds record an expense for the unvested portion of the shares of performance-based restricted units. During the three months ended December 31, 2014, the maximum target performance vesting condition for "Major IP" unit sales was achieved. As a result, the Company recorded an expense of approximately $97 in

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

2. MANAGEMENT AGREEMENT (Continued)

stock compensation included below for the three and nine months ended December 31, 2014. The unvested portion of time-based, market-based and performance-based restricted units granted pursuant to the 2014 Management Agreement as of December 31, 2014 was 619,490. For the three and nine months ended December 31, 2014 we recorded an expense of $2,495 and $5,074, respectively, of stock-based compensation (a component of general and administrative expenses) related to the restricted stock units granted pursuant to the 2014 Management Agreement.

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

	December 31, 2014	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Balance Sheet Classification
Money market funds	$610,419	$610,419	$—	$—	Cash and cash equivalents
Bank-time deposits	44,399	44,399	—	—	Cash and cash equivalents
Corporate bonds	79,140	—	79,140	—	Short-term investments

4. SHORT-TERM INVESTMENTS

        Our short-term investments consisted of the following available-for-sale securities as of December 31, 2014:

	As of December 31, 2014
		Gross Unrealized
	Cost or Amortized Cost			Fair Value
		Gains	Losses
Short-term investments
Available-for-sale securities:
Corporate bonds	$79,319	$9	$(188)	$79,140

Total short-term investments	$79,319	$9	$(188)	$79,140

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

4. SHORT-TERM INVESTMENTS (Continued)

        Unrealized gains and losses of the Company's available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax, until the security is sold, the security has matured, or the Company determines that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. We evaluate our investments for impairment quarterly. The Company considers various factors in the review of investments with an unrealized loss, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2014.

        The following table summarizes the contracted maturities of our short-term investments classified as available-for-sale at December 31, 2014:

	As of December 31, 2014
	Amortized Cost	Fair Value
Short-term investments
Due in 1 - 2 years	$79,319	$79,140

Total short-term investments	$79,319	$79,140

5. INVENTORY

        Inventory balances by category are as follows:

	December 31, 2014	March 31, 2014
Finished products	$21,849	$28,418
Parts and supplies	2,768	1,362

Inventory	$24,617	$29,780

        Estimated product returns included in inventory at December 31, 2014 and March 31, 2014 were $1,826 and $578, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

6. SOFTWARE DEVELOPMENT COSTS AND LICENSES

        Details of our capitalized software development costs and licenses are as follows:

	December 31, 2014		March 31, 2014
	Current	Non-current	Current	Non-current
Software development costs, internally developed	$50,458	$106,514	$53,041	$60,196
Software development costs, externally developed	127,378	9,300	51,643	49,310
Licenses	1,132	—	11,519	—

Software development costs and licenses	$178,968	$115,814	$116,203	$109,506

        Software development costs and licenses as of December 31, 2014 and March 31, 2014 included $235,061 and $211,302, respectively, related to titles that have not been released. During the nine months ended December 31, 2014 and 2013, we recorded $14,297 and $41,777, respectively, of software development impairment charges (a component of cost of goods sold).

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	December 31, 2014	March 31, 2014
Software development royalties	$54,860	$258,129
Compensation and benefits	54,847	44,255
Licenses	46,091	16,917
Marketing and promotions	33,573	16,552
Sales tax liability	29,976	6,592
Income tax payable and deferred tax liability	6,705	15,362
Other	29,810	39,366

Accrued expenses and other current liabilities	$255,862	$397,173

8. DEBT

Credit Agreement

        In August 2014, we entered into a Third Amendment to the Second Amended and Restated October 2011 Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100,000 which may be increased by up to $40,000 pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (3.75% at December 31, 2014), or (b) 1.50% to 2.00% above the LIBOR Rate (approximately 1.67% at December 31, 2014), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability. We had no outstanding borrowings at December 31, 2014 and March 31, 2014.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $5,000.

        Information related to availability on our Credit Agreement is as follows:

	December 31, 2014	March 31, 2014
Available borrowings	$98,317	$63,630
Outstanding letters of credit	1,664	1,664

        We recorded interest expense and fees related to the Credit Agreement of $111 and $160 for the three months ended December 31, 2014 and 2013, respectively and $408 and $479 for nine months ended December 31, 2014 and 2013, respectively.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions (each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30,000. As of December 31, 2014, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

        The following table provides the components of interest expense related to our 4.375% Convertible Notes, which was extinguished in August 2013:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2013	2013
Cash interest expense (coupon interest expense)	$—	$2,516
Non-cash amortization of discount on 4.375% Convertible Notes	—	4,358
Amortization of debt issuance costs	—	284

Total interest expense related to 4.375% Convertible Notes	$—	$7,158

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

        The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.75% Convertible Notes at their option prior to the close of business on the business day immediately preceding June 1, 2016 only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2012, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1 principal amount of 1.75% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.75% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended December 31, 2014. Accordingly, as of January 1, 2015 the 1.75% Convertible Notes may be converted at the holder's option through March 31, 2015. If the 1.75% Convertible Notes were to be converted during this period, our current intent and ability, given

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these 1.75% Convertible Notes as long-term debt.

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

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.75% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.75% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.75% Convertible Notes will automatically become due and payable immediately. As of December 31, 2014, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

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

        As of December, 31, 2014 and March 31, 2014, the if-converted value of our 1.75% Convertible Notes exceeded the principal amount of $250,000 by $117,025 and $37,151, respectively.

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

8. DEBT (Continued)

        The following table provides additional information related to our 1.75% Convertible Notes:

	December 31, 2014	March 31, 2014
Additional paid-in capital	$51,180	$51,180

Principal amount of 1.75% Convertible Notes	$250,000	$250,000
Unamortized discount of the liability component	22,112	30,025

Net carrying amount of 1.75% Convertible Notes	$227,888	$219,975

Carrying amount of debt issuance costs	$1,921	$2,716

        The following table provides the components of interest expense related to our 1.75% Convertible Notes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Cash interest expense (coupon interest expense)	$1,094	$1,094	$3,282	$3,282
Non-cash amortization of discount on 1.75% Convertible Notes	2,682	2,509	7,913	7,403
Amortization of debt issuance costs	262	274	795	833

Total interest expense related to 1.75% Convertible Notes	$4,038	$3,877	$11,990	$11,518

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

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. If an event of default (as defined therein) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the 1.00% Convertible Notes then outstanding by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest (including additional interest, if any) on all the 1.00% Convertible Notes to be due and payable. In the case of an event of default arising out of certain bankruptcy events, 100% of the principal of and accrued and unpaid interest (including additional interest, if any), on the 1.00% Convertible Notes will automatically become due and payable immediately. As of December 31, 2014, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

        As of December, 31, 2014 and March 31, 2014, the if-converted value of our 1.00% Convertible Notes exceeded the principal amount of $287,500 by $87,009 and $5,507, respectively. The following table provides additional information related to our 1.00% Convertible Notes:

	December 31, 2014	March 31, 2014
Additional paid-in capital	$35,784	$35,784

Principal amount of 1.00% Convertible Notes	$287,500	$287,500
Unamortized discount of the liability component	44,968	53,444

Net carrying amount of 1.00% Convertible Notes	$242,532	$234,056

Carrying amount of debt issuance costs	$1,480	$1,831

        The following table provides the components of interest expense related to our 1.00% Convertible Notes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Cash interest expense (coupon interest expense)	$719	$718	$2,156	$1,541
Non-cash amortization of discount on 1.00% Convertible Notes	2,868	2,702	8,477	5,746
Amortization of debt issuance costs	116	121	352	258

Total interest expense related to 1.00% Convertible Notes	$3,703	$3,541	$10,985	$7,545

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

9. EARNINGS (LOSS) PER SHARE ("EPS")

        The following table sets forth the computation of basic and diluted EPS (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Computation of Basic EPS:
Net income (loss)	$40,093	$578,426	$(36,679)	$392,392

Less: net income allocated to participating securities	(3,127)	(77,857)	—	(42,482)

Net income (loss) for basic EPS calculation	$36,966	$500,569	$(36,679)	$349,910

Total weighted average shares outstanding—basic	87,483	98,290	80,128	97,529
Less: weighted average participating shares outstanding	(6,824)	(13,230)	—	(10,559)

Weighted average common shares outstanding—basic	80,659	85,060	80,128	86,970

Basic EPS	$0.46	$5.88	$(0.46)	$4.02

Computation of Diluted EPS:
Net income (loss)	$40,093	$578,426	$(36,679)	$392,392
Less: net income allocated to participating securities	(2,401)	(61,200)	—	(32,412)
Add: interest expense, net of tax, on Convertible Notes	7,199	7,418	—	26,221

Net income (loss) for diluted EPS calculation	$44,891	$524,644	$(36,679)	$386,201

Weighted average shares outstanding—basic	80,659	85,060	80,128	86,970
Add: dilutive effect of common stock equivalents	26,455	26,752	—	30,304

Weighted average common shares outstanding—diluted	107,114	111,812	80,128	117,274

Diluted EPS	$0.42	$4.69	$(0.46)	$3.29

        The Company incurred a net loss for the nine months ended December 31, 2014; therefore, the basic and diluted weighted average shares outstanding exclude the effect of unvested share-based awards that are considered participating securities and all common stock equivalents because their effect would be antidilutive.

        Certain of our unvested restricted stock awards (including restricted stock units, time-based and market-based restricted stock awards) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award, and thus require the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the participating securities from the numerator and excludes the dilutive effect of those awards from the denominator. For the nine months ended December 31, 2014, we had approximately 6,536,000 participating securities, which are excluded due to the net loss for that period.

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

        For the three and nine months ended December 31, 2014, we issued approximately 14,000 and 2,064,000, respectively, of restricted stock awards and we canceled approximately 72,000 and 645,000, respectively, of unvested restricted stock awards.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following table provides the components of accumulated other comprehensive income (loss):

	Nine Months Ended December 31, 2014
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Unrealized gain (loss) on available- for-sales securities	Total
Balance at March 31, 2014	$1,531	$585	$—	$2,116
Other comprehensive (loss) income before reclassifications	(19,512)	32	(179)	(19,659)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—

Balance at December 31, 2014	$(17,981)	$617	$(179)	$(17,543)

	Nine Months Ended December 31, 2013
	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Total
Balance at March 31, 2013	$(4,916)	$344	$(4,572)
Other comprehensive income before reclassifications	6,518	269	6,787
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Balance at December 31, 2013	$1,602	$613	$2,215

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

        We attribute net revenue to geographic regions based on product destination. Net revenue by geographic region was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue by geographic region:	2014	2013	2014	2013
United States	$334,257	$819,095	$458,423	$982,353
Europe	127,600	745,658	215,743	838,489
Asia Pacific	46,417	141,218	65,441	161,313
Canada and Latin America	22,873	157,898	43,242	173,205

Total net revenue	$531,147	$1,863,869	$782,849	$2,155,360

        Net revenue by product platform was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue by product platform:	2014	2013	2014	2013
Console	$443,093	$1,803,107	$620,547	1,995,178
PC and other	88,054	60,762	162,302	160,182

Total net revenue	$531,147	$1,863,869	$782,849	$2,155,360

TAKE-TWO INTERACTIVE SOFTWARE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except share and per share amounts)

11. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Our products are delivered through physical retail and digital online services (digital download, online platforms and cloud streaming). Net revenue by distribution channel was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue by distribution channel:	2014	2013	2014	2013
Digital online	$149,840	$125,270	$310,687	$287,579
Physical retail and other	381,307	1,738,599	472,162	1,867,781

Total net revenue	$531,147	$1,863,869	$782,849	$2,155,360

12. COMMITMENTS AND CONTINGENCIES

        At December 31, 2014, we did not have any significant changes to our commitments since March 31, 2014. See Note 11 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2014 for more information regarding our commitments.

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

13. SHARE REPURCHASE

Share Repurchase Program

        In January 2013, our Board of Directors (the "Board") authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the nine months ended December 31, 2014, the Company did not repurchase any shares as part of the program. As of December 31, 2014, up to approximately 3,283,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization.

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

        Software titles published by our Rockstar Games label are primarily internally developed. We expect Rockstar Games, our wholly-owned publisher of the Grand Theft Auto, Max Payne, Midnight Club, Red Dead and other popular franchises, to continue to be a leader in the action / adventure product category and create groundbreaking entertainment by leveraging our existing titles as well as developing new brands. We believe that Rockstar Games has established a uniquely original, popular cultural phenomenon with its Grand Theft Auto series, which is the interactive entertainment industry's most iconic and critically acclaimed brand and has sold-in over 205 million units. The latest installment, Grand Theft Auto V, was released on Sony's PS3 and Microsoft's Xbox 360 in September 2013 and on Sony's PlayStation 4 and Microsoft's Xbox One in November 2014. Grand Theft Auto V includes access to Grand Theft Auto Online, which launched in October 2013. Rockstar Games is also well known for developing brands in other genres, including the LA Noire, Bully and Manhunt franchises. Rockstar Games continues to expand on our established franchises by developing sequels, offering downloadable add-on episodes, content and virtual currency, and releasing titles for smartphones and tablets.

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

Trends and Factors Affecting our Business

        Product Release Schedule.    Our financial results are affected by the timing of our product releases and the commercial success of those titles. Our Grand Theft Auto products in particular have historically accounted for a substantial portion of our revenue. Sales of Grand Theft Auto products generated approximately 23% of the Company's net revenue for the nine months ended December 31, 2014. The timing of our Grand Theft Auto releases varies significantly, which in turn may affect our financial performance on a quarterly and annual basis.

        Economic Environment and Retailer Performance.    We continue to monitor economic conditions that may unfavorably affect our businesses, such as deteriorating consumer demand, pricing pressure on our products, credit quality of our receivables, and foreign currency exchange rates. Our business is dependent upon a limited number of customers who account for a significant portion of our revenue. Our five largest customers accounted for 60.8% and 42.6% of net revenue during the nine months ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and March 31, 2014, our

five largest customers comprised approximately 51.4% and 68.3% of our gross accounts receivable, respectively. We had three customers who accounted for approximately 13.6%, 12.5% and 11.1% of our gross accounts receivable as of December 31, 2014 and three customers who accounted for 22.6%, 22.3% and 14.9% of our gross accounts receivable as of March 31, 2014. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of December 31, 2014 and March 31, 2014. The economic environment has affected our customers in the past, and may do so in the future. Bankruptcies or consolidations of our large retail customers could seriously hurt our business, due to uncollectible accounts receivables and the concentration of purchasing power among the remaining large retailers. Certain of our large customers sell used copies of our games, which may negatively affect our business by reducing demand for new copies of our games. While the downloadable content that we now offer for certain of our titles may serve to reduce used game sales, we expect used game sales to continue to adversely affect our business.

        Hardware Platforms.    We derive most of our revenue from the sale of products made for video game platforms manufactured by third-parties, such as Sony's PS3 and PS4, and Microsoft's Xbox 360 and Xbox One, which comprised approximately 79.1% of the Company's net revenue by product platform for the nine months ended December 31, 2014. The success of our business is dependent upon the consumer acceptance of these platforms and the continued growth in the installed base of these platforms. When new hardware platforms are introduced, demand for software based on older platforms typically declines, which may negatively affect our business during the market transition to the new consoles. We continually monitor console hardware sales. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Additionally, our development costs are generally higher for titles during platform transition periods, and we have a limited ability to predict the consumer acceptance of the future platforms, which may affect our sales and profitability. Accordingly, our strategy is to focus our development efforts on a select number of the highest quality titles for these platforms, while also expanding our offerings for emerging platforms such as mobile and online games.

        Online Content and Digital Distribution.    The interactive entertainment software industry is delivering a growing amount of content through digital online delivery methods. We provide a variety of online delivered products and offerings. A number of our titles that are available through retailers as packaged goods products are also available through direct digital download through the Internet (from websites we own and others owned by third-parties). We aim to drive recurrent consumer spending by generating incremental revenues from our titles through digital download offerings, including add-on content, microtransactions and online play. In addition, we are publishing an expanding variety of titles for tablets and smartphones, which are delivered to consumers through digital download through the Internet. Note 11 to our Condensed Consolidated Financial Statements, "Segment and Geographic Information," discloses that net revenue from digital online channels comprised approximately 39.7% of the Company's net revenue by distribution channel for the nine months ended December 31, 2014. We expect online delivery of games and game offerings to become an increasing part of our business over the long- term.

Product Releases

        We released the following key titles during the nine months ended December 31, 2014.

Title	Publishing Label	Internal or External Development	Platform(s)	Date Released
NBA 2K15	2K	Internal	PS3, PS4, Xbox 360, Xbox One, PC	October 7, 2014
Borderlands: The Pre-Sequel	2K	Internal/External	Xbox 360, PS3, PC	October 14, 2014
Sid Meier's Civilization: Beyond Earth	2K	Internal	PC	October 24, 2014
WWE 2K15	2K	Internal/External	PS3, Xbox 360	October 28, 2014
WWE 2K15	2K	Internal/External	PS4, Xbox One	November 18, 2014
Grand Theft Auto V	Rockstar Games	Internal	Xbox One, PS4	November 18, 2014
Grand Theft Auto Online	Rockstar Games	Internal	Xbox One, PS4	November 18, 2014

Product Pipeline

        We have announced the following future key titles to date (this list does not represent all titles currently in development):

Title	Publishing Label	Internal or External Development	Platform(s)	Expected Release Date
Evolve	2K	External	Xbox One, PS4, PC	February 10, 2015
Grand Theft Auto V	Rockstar Games	Internal	PC	March 24, 2015
Grand Theft Online	Rockstar Games	Internal	PC	March 24, 2015
Sid Meier's Starships	2K	Internal	PC Mac, iOS	Spring 2015
Battleborn	2K	External	Xbox One, PS4, PC	Fiscal Year 2016

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

Revenue Recognition

        For some of our software products, we enter into multiple element revenue arrangements in which we may provide a combination of full game software, add-on content, maintenance or support. When all other revenue recognition criteria are met for these arrangements, we determine the fair value of each delivered and undelivered element using vendor-specific objective evidence ("VSOE") of fair value and allocate the total price among the various elements. When we have not established VSOE for each element, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. For arrangements that require the deferral of revenue, the cost of goods sold is deferred and recognized as the related net revenue is recognized. Deferred cost of goods sold includes product costs, royalties and licenses. We determine VSOE for each element based on historical stand-alone sales to third parties. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

        In identifying the deliverables within an arrangement we consider whether our software products contain more-than-inconsequential online functionality by evaluating the significance of the development effort, the nature of the online features, the extent of anticipated marketing focus on the online features, the significance of the online features to the consumers' anticipated overall gameplay experience, and the significance and length of time of our post sale obligations to consumers. Determining whether the online functionality for a particular game constitutes a more than an inconsequential deliverable is subjective and requires management's judgment.

        When our software products provide limited online functionality at no additional cost to the consumer, we generally consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer revenue related to products containing such online features. When software products provide online functionality that represents a more-than-inconsequential deliverable, we recognize the software-related revenues and the related cost of goods sold ratably over the estimated service period of the title (assuming all other recognition criteria are met) as we have not established VSOE for that deliverable.

        During the fiscal quarter ending December 31, 2014, the Company concluded that the updates being provided with Grand Theft Auto V were no longer considered an inconsequential deliverable because of the add-on content updates provided to date and expected to be provided in the future. As a result, the net revenue and cost of goods sold that have been deferred will be recognized ratably over the expected service period, which is equal to the estimated remaining life of the game which we have concluded for Grand Theft Auto V to be 24 months from the time of release.

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

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain line items in our Condensed Consolidated Statements of Operations, net revenue by geographic region, net revenue by platform and net revenue by distribution channel:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.3%	60.1%	49.1%	60.6%

Gross profit	47.7%	39.9%	50.9%	39.4%

Selling and marketing	18.2%	3.8%	23.4%	9.9%
General and administrative	10.1%	1.9%	17.5%	5.1%
Research and development	5.9%	1.6%	10.2%	3.6%
Depreciation and amortization	1.1%	0.1%	1.9%	0.5%

Total operating expenses	35.3%	7.4%	53.0%	19.1%

Income (loss) from operations	12.4%	32.5%	(2.1)%	20.3%
Interest and other, net	(1.8)%	(0.3)%	(3.2)%	(1.2)%
Gain (loss) on long-term investments	(0.3)%	0.0%	2.3%	0.0%
Loss on extinguishment of debt	0.0%	0.0%	0.0%	(0.4)%
Gain on convertible note hedge and warrants, net	0.0%	0.0%	0.0%	0.2%

Income (loss) from continuing operations before income taxes	10.3%	32.2%	(3.0)%	18.9%

Provision for income taxes	2.8%	1.3%	1.7%	0.7%

Income (loss) from continuing operations	7.5%	30.9%	(4.7)%	18.2%
Loss from discontinued operations, net of taxes	0.0%	0.0%	0.0%	0.0%

Net income (loss)	7.5%	30.9%	(4.7)%	18.2%

Net revenue by geographic region:
United States	62.9%	43.9%	58.6%	45.6%
International	37.1%	56.1%	41.4%	54.4%
Net revenue by platform:
Console	83.4%	96.7%	79.3%	92.6%
PC and other	16.6%	3.3%	20.7%	7.4%
Net revenue by distribution channel:
Physical retail and other	71.8%	93.3%	60.3%	86.7%
Digital online	28.2%	6.7%	39.7%	13.3%

Three Months Ended December 31, 2014 Compared to December 31, 2013

(thousands of dollars)	2014	%	2013	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$531,147	100.0%	$1,863,869	100.0%	$(1,332,722)	(71.5)%
Software development costs and royalties(1)	108,214	20.4%	200,333	10.7%	(92,119)	(46.0)%
Product costs	102,068	19.2%	374,710	20.1%	(272,642)	(72.8)%
Internal royalties	14,099	2.7%	502,169	26.9%	(488,070)	(97.2)%
Licenses	53,632	10.1%	42,522	2.3%	11,110	26.1%

Cost of goods sold	278,013	52.3%	1,119,734	60.1%	(841,721)	(75.2)%

Gross profit	$253,134	47.7%	$744,135	39.9%	$(491,001)	(66.0)%

(1)
Includes $8,323 and $27,220 of stock-based compensation expense in 2014 and 2013, respectively, included in software development costs and royalties.

        For the three months ended December 31, 2014, net revenue decreased $1,332.7 million as compared to the prior year. This decrease was primarily due to a decrease of approximately $1,413.9 million in sales from our Grand Theft Auto franchise, as last year's results benefited from the release of Grand Theft Auto V on the PS3 and Xbox 360 console gaming systems, which was partially offset this year by the November 2014 release of Grand Theft Auto V on the PS4 and Xbox One console gaming systems and growth in revenue from Grand Theft Auto Online. The overall decrease in net revenue was partially offset by a $130.3 million increase in net sales due to the October 2014 releases of Borderlands: The Pre-Sequel and Sid Meier's Civilization: Beyond Earth and higher sales of our WWE 2K franchise.

        Net revenue on consoles decreased to 83.4% of our total net revenue for the three months ended December 31, 2014 as compared to 96.7% for the same period in the prior year, as last year's results benefited from release the of Grand Theft Auto V on the PS3 and Xbox 360 console gaming systems. PC and other sales increased to 16.6% of our total net revenue for the three months ended December 31, 2014 as compared to 3.3% for the prior year's period, primarily due to the PC release of Sid Meier's Civilization: Beyond Earth in October 2014.

        Net revenue from physical retail and other channels decreased to 71.8% of our total net revenue for the three months ended December 31, 2014 as compared to 93.3% for the same period in the prior year, as the prior year's results reflected the release of Grand Theft Auto V on the PS3 and Xbox 360 console gaming systems. Net revenue from digital online channels increased to 28.2% of our total net revenue for the three months ended December 31, 2014 as compared to 6.7% for the same period in the prior year. The increase was primarily driven by the decreased proportion of net revenues from physical retail and other and higher sales of digitally-delivered offerings from our Grand Theft Auto and NBA 2K franchises, as well as the PC release of Sid Meier's Civilization: Beyond Earth in October 2014. Recurrent consumer spending (including add-on content, microtransactions and online play) represented 39.5% and 30.3% of net revenue from digital online channels for the three months ended December 31, 2014 and 2013, respectively.

        Gross profit as a percentage of net revenue for the three months ended December 31, 2014 was 47.7% as compared to 39.9% for the prior year period. The increase was primarily due to: (i) lower internal royalties, as we generated lower income from our Grand Theft Auto franchise in the current year period and (ii) lower product costs in the current year period as a percentage of net revenue primarily due to an increased proportion of net revenue from digital online channels which were partially offset by higher software development costs and royalties as a percentage of net revenue due to the October 2014 release of Borderlands: The Pre-Sequel which was externally developed. For the fiscal third quarter 2015, gross profit included the deferral of net revenue and cost or goods sold related to sales generated from Grand Theft Auto V.

        Net revenue earned outside of the United States accounted for 37.1% of our total net revenue for the three months ended December 31, 2014, as compared to 56.1% in the prior year. The year-over-year percentage decrease was primarily due to Grand Theft Auto V, which generated higher sales outside of the United States during the three months ended December 31, 2013. Foreign currency exchange rates decreased net revenue and gross profit by $5.7 million and $4.0 million, respectively, for the three months ended December 31, 2014 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2014	% of net revenue	2013	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$96,892	18.2%	$70,476	3.8%	$26,416	37.5%
General and administrative	53,564	10.1%	34,718	1.9%	18,846	54.3%
Research and development	31,221	5.9%	29,233	1.6%	1,988	6.8%
Depreciation and amortization	5,845	1.1%	3,413	0.1%	2,432	71.3%

Total operating expenses(1)	$187,522	35.3%	$137,840	7.4%	$49,682	36.0%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2014	2013
Selling and marketing	$2,411	$3,414
General and administrative	$16,437	$1,736
Research and development	$1,457	$3,958

        Foreign currency exchange rates decreased total operating expenses by $2.8 million for the three months ended December 31, 2014 as compared to the prior year.

Selling and marketing

        Selling and marketing expenses increased $26.4 million for the three months ended December 31, 2014 as compared to the prior year primarily due to $21.7 million in higher advertising expenses related to more titles releasing during the current period with no comparable titles releasing in the prior period such as the November 2014 release of Grand Theft Auto V on the PS4 and Xbox One console gaming systems and the October 2014 releases of Borderlands: The Pre-Sequel and Sid Meier's Civilization: Beyond Earth. Also contributing to the increase in selling and marketing expenses was a $2.9 million increase in personnel costs primarily due to the timing of recording performance-based incentive compensation as a result of the Company's performance.

General and administrative

        General and administrative expenses increased $18.8 million for the three months ended December 31, 2014, as compared to the prior year, primarily from ZelnickMedia stock based compensation expense mainly due to the Company's relative stock price performance related to the 2011 Management Agreement and the restricted units granted in connection with the 2014 Management Agreement.

        General and administrative expenses for the three months ended December 31, 2014 and 2013 include occupancy expense (primarily rent, utilities and office expenses) of $4.8 million and $4.0 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased $2.0 million for the three months ended December 31, 2014 as compared to the prior year due to higher IT spend on equipment at our development studios and consulting services.

Interest and other, net

        Interest and other, net was an expense of $9.5 million for the three months ended December 31, 2014, as compared to an expense of $6.0 million for the three months ended December 31, 2013. The increase of $3.5 million was primarily due to a greater foreign currency exchange loss recorded during the three months ended December 31, 2014.

Provision (Benefit) for Income Taxes

        Income tax expense was $14.6 million for the three months ended December 31, 2014 as compared to $21.9 million for the three months ended December 31, 2013. The decrease in income tax expense is primarily attributable to changes in valuation allowance for tax credits carryforwards and deferred tax assets anticipated to be utilized, partially offset by an increase in taxable income. For the three months ended December 31, 2013, the Company fully utilized its U.S. federal tax loss carryforwards.

        Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances related to tax losses not anticipated to be utilized and tax credit carryforwards that will be utilized against income.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income and net income per share

        For the three months ended December 31, 2014, our net income was $40.1 million, as compared to $578.4 million in the prior year period. For the three months ended December 31, 2014, basic earnings per share were $.46 and diluted earnings per share were $.42 as compared to basic earnings per share of $5.88 and diluted earnings per share of $4.69 for the three months ended December 31, 2013. Basic and diluted weighted average shares outstanding were lower compared to the prior year's period primarily due to the repurchase of 16.2 million shares during fiscal year ended March 31, 2014, partially offset by the vesting of restricted stock awards. See Note 9 to our unaudited condensed consolidated financial statements for additional information regarding earnings per share.

Nine Months Ended December 31, 2014 Compared to December 31, 2013

(thousands of dollars)	2014	%	2013	%	Increase/ (decrease)	% Increase/ (decrease)
Net revenue	$782,849	100.0%	$2,155,360	100.0%	$(1,372,511)	(63.7)%
Software development costs and royalties(1)	144,863	18.5%	305,151	14.2%	(160,288)	(52.5)%
Product costs	139,421	17.8%	438,839	20.4%	(299,418)	(68.2)%
Licenses	65,091	8.3%	51,678	2.4%	13,413	26.0%
Internal royalties	34,810	4.4%	510,371	23.7%	(475,561)	(93.2)%

Cost of goods sold	384,185	49.1%	1,306,039	60.6%	(921,854)	(70.6)%

Gross profit	$398,664	50.9%	$849,321	39.4%	$(450,657)	(53.1)%

(1)
Includes $11,062 and $29,176 of stock-based compensation expense in 2014 and 2013, respectively.

        For the nine months ended December 31, 2014, net revenue decreased $1,372.5 million as compared to the prior year. This decrease was primarily due to a decrease of approximately $1,378.3 million in sales from our Grand Theft Auto franchise, as the prior year's results benefitted from the release of Grand Theft Auto V on the PS3 and Xbox 360 console gaming systems, which was partially offset this year by the November 2014 release of Grand Theft Auto V on the PS4 and Xbox One console gaming systems and growth in revenue from Grand Theft Auto Online. The overall decrease in net revenue was partially offset by a $134.8 million increase in net sales due to the October 2014 releases of Borderlands: The Pre-Sequel and Sid Meier's Civilization: Beyond Earth and higher sales of our WWE 2K franchise.

        Net revenue on consoles decreased to 79.3% of our total net revenue for the nine months ended December 31, 2014 as compared to 92.6% for the same period in the prior year due primarily to last year's results including the release of Grand Theft Auto V on the PS3 and Xbox 360 console gaming systems. PC and other sales increased to 20.7% of our total net revenue for the nine months ended December 31, 2014 as compared to 7.4% in the prior year period, primarily due to the PC release of Sid Meier's Civilization: Beyond Earth in October 2014.

        Net revenue from physical retail and other channels decreased to 60.3% of our total net revenue for the nine months ended December 31, 2014 as compared to 86.7% for the same period in the prior year, due primarily to last year's results benefitting from the release of Grand Theft Auto V on the PS3 and Xbox 360 console gaming systems. Net revenue from digital online channels increased to 39.7% of our total net revenue for the nine months ended December 31, 2014 as compared to 13.3% for the prior year period. The increase was primarily driven by the decreased proportion of net revenues from physical retail and other and higher sales of digitally-delivered offerings from our Grand Theft Auto and NBA 2K franchises as well as the PC release of Sid Meier's Civilization: Beyond Earth in October 2014, which were partially offset by lower sales of digitally delivered offerings for Borderlands 2, which benefitted from the release of several downloadable content packs during the prior year period. Recurrent consumer spending (including add-on content, microtransactions and online play) represented 44.8% and 39.2% of net revenue from digital online channels for the nine months ended December 31, 2014 and 2013, respectively.

        Gross profit as a percentage of net revenue for the nine months ended December 30, 2014 was 50.9% as compared to 39.4% for the prior year period. The increase was primarily due to (i) lower internal royalties during the nine months ended December 31, 2014 mainly due to lower income generated from our Grand Theft Auto franchise in the current year period and (ii) lower product costs in the current year as a percentage of net revenue due to an increased proportion of net revenue from digital online channels which were partially offset by higher software development costs and royalties as a percentage of net revenue due to the October 2014 release of Borderlands: The Pre-Sequel, which was externally developed. For the fiscal third quarter 2015, gross profit included the deferral of net revenue and cost of goods sold related to sales generated from Grand Theft Auto V.

        Net revenue earned outside of the United States accounted for 41.4% of our total net revenue for the nine months ended December 31, 2014, as compared to 54.4% in the prior year period. The percentage decrease was primarily due to Grand Theft Auto V on the PS3 and Xbox 360 gaming console systems, which generated higher sales outside of the United States during the nine months ended December 31, 2013. Foreign currency exchange rates decreased net revenue and gross profit by $4.6 million and $3.9 million, respectively, for the nine months ended December 31, 2014 as compared to the prior year.

Operating Expenses

(thousands of dollars)	2014	% of net revenue	2013	% of net revenue	Increase/ (decrease)	% Increase/ (decrease)
Selling and marketing	$182,874	23.4%	$213,419	9.9%	$(30,545)	(14.3)%
General and administrative	136,891	17.5%	110,601	5.1%	26,290	23.8%
Research and development	79,886	10.2%	76,624	3.6%	3,262	4.3%
Depreciation and amortization	15,123	1.9%	9,837	0.5%	5,286	53.7%

Total operating expenses(1)	$414,774	53.0%	$410,481	19.1%	$4,293	1.0%

(1)
Includes stock-based compensation expense, which was allocated as follows (in thousands):

	2014	2013
Selling and marketing	$6,660	$8,020
General and administrative	$30,492	$13,884
Research and development	$4,260	$6,514

        Foreign currency exchange rates had an immaterial impact to operating expenses for the nine months ended December 31, 2014 as compared to the prior year period.

Selling and marketing

        Selling and marketing expenses decreased $30.5 million for the nine months ended December 31, 2014 as compared to the prior year, primarily due to $40.3 million in higher advertising expenses incurred in the prior year for the releases of Grand Theft Auto V on the PS3 and Xbox 360 gaming consoles in September 2013 and The Bureau: XCOM: Declassified in August 2013, which were partially offset by advertising expenses incurred in the current year for the releases of Grand Theft Auto V on the PS4 and Xbox One gaming consoles in November 2014, Borderlands: The Pre-Sequel and Sid Meier's Civilization: Beyond Earth in October 2014. Partially offsetting the overall decrease in selling and marketing expenses was $9.0 million in higher customer service costs and trade show costs due to our participating in the Electronic Entertainment Expo in 2014 but not in 2013.

General and administrative

        General and administrative expenses increased $26.3 million for the nine months ended December 31, 2014, as compared to the prior year period, primarily due to ZelnickMedia stock based compensation expense resulting from the Company's relative stock price performance related to the 2011 Management Agreement and the restricted units granted in connection with the 2014 Management Agreement, as well as higher professional fees incurred for certain legal matters.

        General and administrative expenses for the nine months ended December 31, 2014 and 2013 include occupancy expense (primarily rent, utilities and office expenses) of $13.6 million and $12.5 million, respectively, related to our development studios.

Research and development

        Research and development expenses increased $3.3 million for the nine months ended December 31, 2014 as compared to the prior year period primarily due to higher IT spend on equipment at our development studios and consulting services.

Interest and other, net

        Interest and other, net was an expense of $24.7 million for the nine months ended December 31, 2014, as compared to an expense of $26.0 million for the nine months ended December 31, 2013. The decrease of $1.3 million was primarily due to a net decrease of $4.0 million in interest expense primarily due to the redemption of our 4.375% Convertible Notes in August 2013 partially offset by interest on the 1.00% Convertible Notes issued in June 2013. This decrease was partially offset by an increase of $2.7 million due to a greater foreign currency exchange losses recorded during the nine months ended December 31, 2014.

Gain (loss) on long-term investments

        During the nine months ended December 31, 2014 the Company recognized a $17.5 million net gain on long-term investments, which was primarily comprised of the Company's sale of its investment in Twitch Interactive, Inc.'s ("Twitch") Class C Preferred stock, which was accounted for under the cost method of accounting. In September 2014, the Company recognized a pretax gain of approximately $19.0 million in connection with the sale of Twitch. The pretax gain is presented within "Gain (loss) on long-term investments" in our Condensed Consolidated Statements of Operations for the nine months ended December 31, 2014.

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

Provision (Benefit) for Income Taxes

        Income tax expense was $13.4 million for the nine months ended December 31, 2014 as compared to $14.8 million for the nine months ended December 31, 2013. The decrease in income tax expense is primarily attributable to changes in valuation allowance for tax credits carryforwards and deferred tax assets anticipated to be utilized, partially offset by an increase in taxable income. For the nine months ended December 31, 2013, the Company fully utilized its U.S. federal tax loss carryforwards.

        Our effective tax rate differed from the federal statutory rate primarily due to changes in valuation allowances related to tax losses not anticipated to be utilized and tax credit carryforwards that will be utilized against income.

        We are regularly audited by domestic and foreign taxing authorities. Audits may result in tax assessments in excess of amounts claimed and the payment of additional taxes. We believe that our tax positions comply with applicable tax law, and that we have adequately provided for reasonably foreseeable tax assessments.

Net income (loss) and net income (loss) per share

        For the nine months ended December 31, 2014, our net loss was $36.7 million, as compared to net income of $392.4 million in the prior year. Basic and diluted loss per share for the nine months ended December 31, 2014 were $0.46 and $0.46 as compared to basic earnings per share of $4.02 and diluted earnings per share of $3.29 for the nine months ended December 31, 2013. Basic and diluted weighted average shares outstanding decreased primarily due to the repurchase of 16.2 million shares during fiscal year ended March 31, 2014 and the convertible notes shares being anti-dilutive in the current period, partially offset by the vesting of restricted stock awards. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding earnings per share.

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

Short-term Investments

        During the nine months ended December 31, 2014, the Company has purchased $79.7 million of short-term investments, which are highly liquid in nature and represent an investment of cash that is available for current operations. From time to time, the Company may purchase additional short-term investments depending on future market conditions and liquidity needs.

Credit Agreement

        In August 2014, we entered into a Third Amendment to the Second Amended and Restated October 2011 Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $100.0 million which may be increased by up to $40.0 million pursuant to the terms of the Credit Agreement, and is secured by substantially all of our assets and the equity of our subsidiaries. The Credit Agreement expires on August 18, 2019. Revolving loans under the Credit Agreement bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (3.75% at December 31, 2014), or (b) 1.50% to 2.00% above the LIBOR Rate (approximately 1.67% at December 31, 2014), with the margin rate subject to the achievement of certain average liquidity levels. We are also required to pay a monthly fee on the unused available balance, ranging from 0.25% to 0.375% based on availability.

        Availability under the Credit Agreement is restricted by our United States and United Kingdom based accounts receivable and inventory balances. The Credit Agreement also allows for the issuance of letters of credit in an aggregate amount of up to $5.0 million.

        As of December 31, 2014, there was $98.3 million available to borrow under the Credit Agreement. At December 31, 2014, we had no outstanding borrowings under the Credit Agreement and $1.7 million of letters of credit outstanding.

        The Credit Agreement contains covenants that substantially limit us and our subsidiaries' ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course of business; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments; or pay dividends or make distributions

(each subject to certain limitations); or optionally prepay any indebtedness (subject to certain exceptions, including an exception permitting the redemption of the Company's unsecured convertible senior notes upon the meeting of certain minimum liquidity requirements). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on indebtedness held by third parties and default on certain material contracts (subject to certain limitations and cure periods). The Credit Agreement also contains a requirement that we maintain an interest coverage ratio of more than one to one for the trailing twelve month period, if certain average liquidity levels fall below $30.0 million. As of December 31, 2014, we were in compliance with all covenants and requirements outlined in the Credit Agreement.

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

        The 1.75% Convertible Notes are convertible at an initial conversion rate of 52.3745 shares of our common stock per $1,000 principal amount of 1.75% Convertible Notes (representing an initial conversion price of approximately $19.093 per share of common stock for a total of approximately 13,094,000 underlying conversion shares) subject to adjustment in certain circumstances. Holders may convert the 1.75% Convertible Notes at their option prior to the close of business on the business day immediately preceding June 1, 2016 only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2012, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; or (3) upon the occurrence of specified corporate events. On and after June 1, 2016 until the close of business on the business day immediately preceding the maturity date, holders may convert their 1.75% Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 1.75% Convertible Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of the Company's common stock. Our common stock price exceeded 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ended December 31, 2014. Accordingly, as of January 1, 2015 the 1.75% Convertible Notes may be converted at the holder's option through March 31, 2015. If the 1.75% Convertible Notes were to be converted during this period, our current intent and ability, given our option, would be to settle the conversion in shares of our common stock. As such, we have continued to classify these 1.75% Convertible Notes as long-term debt.

        The indenture governing the 1.75% Convertible Notes contains customary terms and covenants and events of default. As of December 31, 2014, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.75% Convertible Notes.

1.00% Convertible Notes Due 2018

        On June 18, 2013, we issued $250.0 million aggregate principal amount of 1.00% Convertible Notes due 2018 (the "1.00% Convertible Notes" and together with the 1.75% Convertible Notes, the

"Convertible Notes"). The 1.00% Convertible Notes were issued at 98.5% of par value for proceeds of $246.3 million. Interest on the 1.00% Convertible Notes is payable semi- annually in arrears on July 1st and January 1st of each year, commencing on January 1, 2014. The 1.00% Convertible Notes mature on July 1, 2018, unless earlier repurchased by the Company or converted. The Company does not have the right to redeem the 1.00% Convertible Notes prior to maturity. The Company also granted the underwriters a 30-day option to purchase up to an additional $37.5 million principal amount of 1.00% Convertible Notes to cover overallotments, if any. On July 17, 2013, the Company closed its public offering of $37.5 million principal amount of the Company's 1.00% Convertible Notes as a result of the underwriters exercising their overallotment option in full on July 12, 2013, bringing the proceeds to $283.2 million.

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

        The indenture governing the 1.00% Convertible Notes contains customary terms and covenants and events of default. As of December 31, 2014, we were in compliance with all covenants and requirements outlined in the indenture governing the 1.00% Convertible Notes.

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

        A majority of our trade receivables are derived from sales to major retailers and distributors. Our five largest customers accounted for approximately 60.8% and 42.6% of net revenue for the nine months ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and March 31, 2014, our five largest customers accounted for approximately 51.4% and 68.3% of our gross accounts receivable balance, respectively. We had three customers who accounted for approximately 13.6%, 12.5% and 11.1% of our gross accounts receivable as of December 31, 2014 and three customers who accounted for 22.6%, 22.3% and 14.9% of our gross accounts receivable as of March 31, 2014. We did not have any additional customers that exceeded 10% of our gross accounts receivable as of December 31, 2014 and March 31, 2014. Based upon performing ongoing credit evaluations, maintaining trade credit insurance on a majority of our customers and our past collection experience, we believe that the receivable balances from these largest customers do not represent a significant credit risk, although we actively monitor each customer's credit worthiness and economic conditions that may affect our customers' business and access to capital. We are monitoring the current global economic conditions, including credit markets and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

        We believe our current cash and cash equivalents, short-term investments and projected cash flow from operations, along with availability under our Credit Agreement will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months.

        As of December 31, 2014, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $249.0 million. These balances are dispersed across various locations around the world. We believe that such dispersion meets the business and liquidity needs of our foreign affiliates. In addition, the Company expects in the foreseeable future to have the ability to generate sufficient cash domestically to support ongoing operations. Consequently, it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event the Company needed to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and the Company would try to minimize the tax impact to the extent possible.

        In January 2013, our board of directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the nine months ended December 31, 2014, the Company did not repurchase any shares as part of the program. As of December 31, 2014, up to approximately 3,283,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization.

        Our changes in cash flows were as follows:

	Nine Months Ended December 31,
(thousands of dollars)	2014	2013
Net cash provided by operating activities	$60,526	$730,793
Net cash used in investing activities	(99,280)	(24,455)
Net cash provided by (used in) financing activities	10,352	(133,684)
Effects of foreign currency exchange rates on cash and cash equivalents	(9,546)	(2,986)

Net (decrease) increase in cash and cash equivalents	$(37,948)	$569,668

        At December 31, 2014, we had $897.5 million of cash and cash equivalents, compared to $935.4 million at March 31, 2014. The decrease was primarily due to cash used in investing activities partially offset by cash provided by operating activities. Net cash used in investing activities related to purchases of short-term investments and purchases of fixed assets and was partially offset by the proceeds received from the sale of our long-term investment. Net cash provided by operations was primarily due to an increase in deferred revenue generated by the sale of virtual currency partially offset by investments in software development.

Contractual Obligations and Commitments

        We have entered into various agreements in the ordinary course of business that require substantial cash commitments over the next several years. Other than agreements entered into in the ordinary course of business and in addition to the agreements requiring known cash commitments as reported in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, the Company expects to pay approximately $180.3 million in software development licenses and royalties within the next twelve months.

Off-Balance Sheet Arrangements

        As of December 31, 2014 and March 31, 2014, we did not have any material relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

International Operations

        Net revenue earned outside of the United States is principally generated by our operations in Europe, Canada, Latin America, Asia and Australia. For the three months ended December 31, 2014 and 2013, approximately 37.1% and 56.1%, respectively, of our net revenue was earned outside of the United States. For the nine months ended December 31, 2014 and 2013, approximately 41.4% and 54.4%, respectively, of our net revenue was earned outside of the United States. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant effect on our operating results.

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

        As of December 31, 2014, our $79.1 million of short-term investments were classified as available-for-sale securities and therefore, were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders' equity. We also had $897.5 million of cash and cash equivalents that are comprised primarily of money market funds and bank-time deposits. The Company has determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to the Company's Condensed Consolidated Financial Statements or liquidity as of December 31, 2014.

        Historically, fluctuations in interest rates have not had a significant impact on our operating results. Under our Credit Agreement, outstanding balances bear interest at our election of (a) 0.50% to 1.00% above a certain base rate (3.75% at December 31, 2014), or (b) 1.50% to 2.00% above the LIBOR rate (approximately 1.67% at December 31, 2014), with the margin rate subject to the achievement of certain average liquidity levels. Changes in market rates may impact our future interest expense if there is an outstanding balance on our line of credit. The 1.00% Convertible Notes and 1.75% Convertible Notes pay interest semi-annually at a fixed rate of 1.00% and 1.75%, respectively, per annum and we expect that there will be no fluctuation in rates related to the Convertible Notes impacting our cash component of interest expense. For additional details on our Convertible Notes see Note 8 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

        We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant period end. Translation adjustments are included as a separate component of stockholders' equity. For the nine months ended December 31, 2014, our foreign currency translation loss adjustment was approximately $19.5 million. We recognized foreign currency exchange transaction losses of $2.3 million for the nine months ended December 31, 2014 and foreign currency exchange gains of $0.4 million for the nine months ended December 31, 2013, respectively, in interest and other, net in our Condensed Consolidated Statements of Operations.

Cash Flow Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with forecasted transactions involving non-functional currency denominated expenditures. These contracts, which are designated and qualify as cash flow hedges, are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into cost of goods sold or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other, net, in our Condensed Consolidated Statements of Operations. During the reporting periods presented, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other, net. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2014, we had no forward contracts outstanding to buy or sell foreign currencies in exchange for U.S. dollars designated as cash flow hedges. At March 31, 2014, we had $0.9 of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. As of March 31, 2014, the fair value of these outstanding forward contracts was immaterial and was included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Balance Sheet Hedging Activities

        We use foreign currency forward contracts to mitigate foreign currency exchange rate risk associated with non-functional currency denominated cash balances and inter-company funding loans, non-functional currency denominated accounts receivable and non-functional currency denominated accounts payable. These transactions are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts is reported as either assets or liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other, net, in our Condensed Consolidated Statements of Operations. We do not enter into derivative financial contracts for speculative or trading purposes. At December 31, 2014, we had $4.6 million of forward contracts outstanding to buy foreign currencies in exchange for U.S. dollars and $231.3 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. At March 31, 2014, we had $68.5 million of forward contracts outstanding to sell foreign currencies in exchange for U.S. dollars all of which have maturities of less than one year. For the three months December 31, 2014 and 2013, we recorded a gain of $7.7 million and a loss of $7.2 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. For the nine months December 31, 2014 and 2013, we recorded a gain of $7.3 million and a loss of $17.5 million, respectively, related to foreign currency forward contracts in interest and other, net on the Condensed Consolidated Statements of Operations. As of December 31, 2014 and March 31, 2014, the fair value of these outstanding forward contracts was immaterial and is included in prepaid expenses and other. The fair value of these outstanding forward contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Our hedging programs are designed to reduce, but do not entirely eliminate, the effect of currency exchange rate movements. We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks and that the risk of counterparty nonperformance is not material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. For the nine months ended December 31, 2014, 41.4% of the Company's revenue was generated outside the United States. Using sensitivity analysis, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease revenues by 4.1%, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenues by 4.1%. In the opinion of management, a substantial portion of this fluctuation would be offset by cost of goods sold and operating expenses incurred in local currency.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        Share Repurchase Program—In January 2013, our board of directors authorized the repurchase of up to 7,500,000 shares of our common stock. The authorization permits the Company to purchase shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any purchases at any specific time or situation. Repurchases are subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company's financial performance and other conditions. The program may be suspended or discontinued at any time for any reason. During the three months ended December 31, 2014, the Company did not repurchase shares of our common stock in the open market as part of the program. As of December 31, 2014, up to approximately 3,283,000 shares of our common stock remain available for repurchase under the Company's share repurchase authorization.

Item 6.    Exhibits

Exhibits:
10.1	Employment Agreement dated January 28, 2015 between the Company and Daniel Emerson.
10.2	Amendment to the Restricted Stock Agreement dated as of May 20, 2011 between the Company and ZelnickMedia Corporation, effective as of December 2, 2014.
10.3	Amendment to the Performance Based Restricted Stock Agreement dated as of May 20, 2011 between the Company and ZelnickMedia Corporation, effective as of December 2, 2014.
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2014 and March 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended December 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKE-TWO INTERACTIVE SOFTWARE, INC. (Registrant)
Date: February 6, 2015	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 6, 2015	By:	/s/ LAINIE GOLDSTEIN Lainie Goldstein Chief Financial Officer (Principal Financial Officer)